Form 10-Q
period 1995-03-31
UNITED SECURITY BANCSHARES INC
filed 1995-05-11
CIK 717806

SECURITIES AND EXCHANGE COMMISSION
Washington, D C  20549


FORM 10-Q

(Mark One)

(  x  ) Quarterly Report Pursuant to Section 13 or 15(2) of the Securities
        Exchange Act of 1934

(     ) Transition Report Pursuant to Section 13 or 15(2) of the Securities
        Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 1995

Commission File Number 0-14549

UNITED SECURITY BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Alabama                                  63-0843362
(State of Other Jurisdiction of          (I R S Employer Identification
Incorporation or Organization)           Number)

131 West Front Street                    (334) 636-5424
Post Office Box 249                      (Registrant's Telephone
Thomasville, AL 36784                    Number Including Area
(Address and Zip Code of                 Code)
Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x). No ( ).

Shares of common stock ($.25 par value) outstanding as of March 31, 1995:
534,490.


Total Number of Pages:  12
Exhibit Index at Page:  None.

PART I.

FINANCIAL INFORMATION

UNITED SECURITY BANCSHARES, INC AND SUBSIDIARY INDEX TO FORM 10-Q

                                                                       Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                              4

Consolidated Statements of Condition at March 31, 1995 (Unaudited),       4
and December 31, 1994

Consolidated Statements of Income (Unaudited) for the Three Months        5
Ended March 31, 1995 and 1994

Consolidated Statements of Cash Flows (Unaudited) for the Three           6
Months Ended March 31, 1995 and 1994

Notes to Consolidated Financial Statements                                7

Item 2.  Management's Discussion and Analysis of Financial Condition      8
         and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 11

SIGNATURE PAGE

Signatures                                                               12

Item 1.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                               March 31,    December 31,
          ASSETS                                 1995           1994

[S]                                          [C]            [C]
Cash and due from banks                      $  7,327,689   $  7,190,823
Federal funds sold                              1,000,000              0
     TOTAL CASH AND CASH EQUIVALENTS            8,327,689      7,190,823
Investment securities (market value of $22,814,181
 and $21,594,206, respectively)                22,715,888     22,126,539
Investment securities available for sale       95,340,455     90,587,661

Loans                                          58,423,234     58,061,776
Less:  Unearned interest on loans               ( 519,219)     ( 556,356)
Less:  Allowance for possible loan losses       ( 781,933)     ( 772,000)
     NET LOANS                                 57,122,082     56,733,420

Premises and equipment                          3,802,107      3,876,828
Accrued interest receivable                     1,828,062      1,853,986
Other assets                                    3,631,052      4,071,778
     TOTAL ASSETS                            $192,767,335   $186,441,035

 LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Deposits:
     Demand - non-interest bearing           $ 25,544,137   $ 23,491,541
     Demand - interest bearing                 25,143,802     26,582,602
     Savings                                   15,102,602     14,323,733
     Time                                      81,183,463     77,886,065
        TOTAL DEPOSITS                        146,974,004    142,283,941
 Federal funds purchased                                0      7,400,000
 Securities sold under repurchase agreements       70,837        220,614
 U.S. Treasury tax and loan                       280,730        531,474
 Other borrowings                              16,500,000      9,500,000
 Dividend payable                                 235,176        224,486
 Accrued interest payable                         932,002        800,647
 Other liabilities                                792,115        911,224
 Current portion long-term debt                 5,083,333      5,083,333
 Long-term debt                                   743,056        763,889
        TOTAL LIABILITIES                     171,611,253    167,719,608

SHAREHOLDERS' EQUITY
 Common stock, par value $.25 per share;
     600,000 shares authorized; 550,515
     shares issued                                137,628        137,628
 Surplus                                        5,645,945      5,645,945
 Net unrealized loss on
     available for sale securities            ( 1,343,977)   ( 3,217,137)
 Retained earnings                             16,970,906     16,409,411
 Less:  Treasury stock - 16,025 shares, at cost ( 254,420)     ( 254,420)
        TOTAL SHAREHOLDERS' EQUITY             21,156,082     18,721,427
                                             $192,767,335   $186,441,035

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                            Three months ended March 31,
                                               1995             1994
INTEREST INCOME
[S]                                          [C]            [C]
Interest and fees on loans                   $1,315,071     $1,119,694
Interest on investment securities:
 Taxable                                        181,738        323,022
 Tax-exempt                                     234,783        195,809
                                                416,521        518,831

Interest on investment securities
 available for sale                           2,176,502      1,360,943
Interest on trading securities                    4,610         24,829
Interest on federal funds sold                    3,214          6,377
Interest on rate swaps                            4,112         59,266
        TOTAL INTEREST INCOME                 3,920,030      3,089,940

INTEREST EXPENSE
Interest on deposits                          1,281,352      1,080,556
Interest on short-term borrowings               231,133         35,687
Interest on long-term debt                       87,112         93,260
        TOTAL INTEREST EXPENSE                1,599,597      1,209,503

Net interest income                           2,320,433      1,880,437
Provision for possible loan losses                    0          6,000
      NET INTEREST INCOME AFTER
       PROVISION FOR POSSIBLE LOAN LOSSES     2,320,433      1,874,437

NON-INTEREST INCOME
Service and penalty charges on deposit accounts 199,187        199,234
Credit life insurance commissions                 5,092         11,877
Other income                                     53,682         35,414
Securities gains (losses):
 Investment securities                        ( 277,258)       208,602
 Trading securities                              15,746       (195,156)
 Options                                         55,063         37,312
        TOTAL NON-INTEREST INCOME                51,512        297,283

NON-INTEREST EXPENSES
Salaries                                        569,987        551,038
Employee benefits                                77,486         88,138
Occupancy expense                                78,066         84,953
Furniture and equipment expense                 157,925        147,111
Stationery and operating supplies                31,832         35,313
Telephone expense                                38,205         42,889
FDIC assessment                                  78,780         73,783
Other expenses                                  225,993        234,287
        TOTAL NON-INTEREST EXPENSES           1,258,274      1,257,512

Income before income taxes                    1,113,671        914,208
Applicable income taxes                         317,000        232,000

        NET INCOME                           $  796,671     $  682,208


Average number of shares outstanding           $534,490       $534,490

Net income per share                         $     1.49       $   1.28


See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                            Three months ended March 31,
                                                1995           1994

Cash flows from operating activities:
[S]                                          [C]           [C]
Net income                                   $   796,671   $   682,208
 Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                               101,116       101,680
      Provision for possible loan losses               0         6,000
      Amortization of intangible assets          116,402        56,269
      Investment securities (gains) losses       277,258     ( 208,602)
      Loss on sale of other real estate                0         8,500
      Net securities premium amortization        115,832       487,299
      Net decrease in trading securities               0     1,980,000
      (Increase) decrease in:
        Interest receivable                       25,924       ( 7,264)
        Other assets                           ( 799,571)    ( 746,120)
      Increase (decrease) in:
        Interest payable                         131,355      ( 17,923)
        Other liabilities                      ( 119,109)    ( 257,104)

Net cash provided by operating activities        645,878     2,084,943
Cash flows from investing activities:
 Proceeds from maturities and prepayments
     of investment securities                    176,233     1,862,395
 Purchases of investment securities            ( 737,250)    ( 525,253)
 Proceeds from sales of investment
     securities available for sale            11,446,105    13,334,346
 Proceeds from prepayments of
     investment securities available for sale    321,551     8,592,664
 Purchases of investment securities
     available for sale                     ( 13,944,817)   24,419,376)
 Net increase in loans                         ( 388,662)  ( 1,208,471)
 Purchase of premises and equipment             ( 26,395)     ( 53,604)
 Proceeds from sale of other real estate               0        25,000
Net cash used in investing activities        ( 3,153,235)  ( 2,392,299)
Cash flows from financing activities:
 Net increase in demand and
     savings deposits                          1,392,665     5,553,242
 Net increase (decrease) in time deposits      3,297,398       958,300
 Net increase (decrease) in short-term
     borrowings                                ( 800,521)  ( 5,056,992)
 Repayments of long-term debt                   ( 20,833)     ( 20,834)
 Dividends paid                                ( 224,486)    ( 194,360)
 Acquisition of treasury stock                         0       ( 4,862)
 Sale of treasury stock                                0         5,092

Net cash provided by financing activities      3,644,223     1,239,586

Net increase in cash and cash
 equivalents                                 $ 1,136,866   $   932,230
Cash and cash equivalents, beginning of
 period                                        7,190,823     5,043,695
Cash and cash equivalents, end of period $ 8,327,689 $ 5,975,925 Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                $ 1,468,242   $ 1,191,580
     Income taxes                            $    40,000   $         0
Supplemental schedule of noncash investing
 and financing activities:
     Dividends declared but unpaid           $   235,176   $   224,486

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A - General

The consolidated financial statements include the accounts of United Security Bancshares, Inc. (Bancshares) and its subsidiary. All significant intercompany accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. Such adjustments are of a normal, recurring nature. The results of operation for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report for the year ended December 31, 1994, of United Security Bancshares, Inc. and subsidiary.

Note B - Contingencies

The Company is a defendant in two lawsuits claiming unspecified damages filed by two customers alleging breach of contract, fraud, and misrepresentation over a $1.6 million loan commitment. The cases are just in the discovery stages and have not progressed sufficiently to determine the likelihood of unfavorable outcomes or appraisal of damages, if any. Management believes the outcome of the litigation will not have a material adverse effect on the financial position of the Company.

Note C - Reclassifications

Certain balances in the prior year have been reclassified to conform with the presentation adopted in the current year.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1995

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"). United Security is the Parent Holding Company of United Security Bank (the "Bank"), and it has no operations of any consequence other than the ownership of its subsidiary. The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the three months ended March 31, 1995, to year-end 1994; while comparing income for the quarter ended March 31, 1995, to income for the quarter ended March 31, 1994. All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

COMPARING THE THREE MONTHS ENDED MARCH 31, 1995, TO THE THREE MONTHS ENDED MARCH 31, 1994:

Net income rose $114,463 or 16.78% increasing net income per share to $1.49 from $1.28. The increase is due in part to improved net interest income.

Net interest income increased $439,996 or 23.4% over the first quarter of 1994. Volume, rate and yield changes contributed to this increase. Total interest-earning assets increased by $5,730,805 or 3.38% in the first quarter of 1995 and interest-bearing liabilities increased $1,816,113 or 1.28% during the same period. Volume changes favoring the interest earning assets coupled with increased interest rates over the first quarter of 1994 has contributed to the increased net interest income because of the spread between the yield on assets and the rates paid on liabilities.

Operating income (income excluding taxes and securities transactions) increased $456,670 or 52.9% in the first quarter of 1995 compared to 1994. Management's investment strategy continued to be directed toward interest income generated through the investment portfolio by restructuring the fixed rate portion of the portfolio into floating rates or other fixed rates. Some losses were accepted in the investment securities in order to secure a better yield position. This investment strategy was implemented in 1994 and the increase of total interest income of $830,090 or 26.9% in the first quarter of 1995 is the result.

Total interest expense increased $390,094 or 32.25% in the first quarter of 1995 compared to the same period in 1994. Interest expense on short-term borrowings increased $195,446 during the first quarter of 1995 compared to the first quarter of 1994. Short-term borrowing consists of U. S. Treasury demand notes in the Treasury, Tax, and Loan Accounts, securities sold under repurchase agreements, and borrowings from the Federal Home Loan Bank and are used to satisfy short term funding needs, also for arbitrage when advantageous to the Bank. The increased expense is a direct result of higher interest rates and an increase in total interest bearing deposits of $2,637,467 or 2.2% during the same period.

Total non-interest expense remained flat with only a $762 increase. This reduction of growth in non-interest expense is result of managements's efforts to control expenses.

COMPARING THE ENDING FIGURES MARCH 31, 1995, TO ENDING FIGURES DECEMBER 31,
1994:

Total assets increased $6,326,300 (3.39%)TO $192,767,335. Net loans increased $388,662 (.69%) TO $57,122,082, while investment securities increased by $5,342,143 (4.74%) to $118,056,343.

Deposits continue to show steady growth by increasing $4,690,063 or 3.30% to $146,974,004 in the first quarter of 1995.

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. These funds are generally used to satisfy daily funding needs. At quarter-end, March 31, 1995, the Bank was in a zero balance federal funds position compared to a federal funds purchased position of $7,400,000 at year-end 1994. Other borrowings, on the other hand, increased by $7,000,000 during the first quarter of 1995. The increase represents a move from federal funds purchased to Federal Home Loan Bank loans maturing in the second and third quarter of 1995. Treasury tax and loan deposits are on demand and were down by $250,744 at quarter-end, while securities sold under repurchase agreements were down by $149,777 during the same period.

The long-term debt consists of a floating rate note from the Federal Home Loan bank secured by investment securities pledged to the federal Home Loan Bank. This debt is used to fund long-term fixed-rate mortgages and the final installment is due in 2005.

Undivided profits increased $561,495 or 3.42%, and net unrealized loss on available for sale securities realized an improvement of $1,873,160 in the first quarter, which resulted in a Stockholders' Equity increase of $2,434,655 or 13% to $21,156,082.

Management is not aware of any current recommendations by the regulatory authorities which would have any adverse effect on the liquidity, capital resources or operation of the Bank.

PART II

OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)  No exhibits are filed with this report.

(b)  No reports on Form 8-K were filed for the quarter ended 3-31-95.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE:  May 10, 1995

BY:
       Larry M. Sellers
       Its Vice-President, Secretary and Treasurer
       (Duly Authorized Officer and Principal Financial Officer)