Form 10-Q
period 1995-06-30
UNITED SECURITY BANCSHARES INC
filed 1995-07-21
CIK 717806

SECURITIES AND EXCHANGE COMMISSION
Washington, D C 20549

FORM 10-Q

(Mark One)

( x ) Quarterly Report Pursuant to Section 13 or 15 (2) of the Securities
      Exchange Act of 1934

(   ) Transition Report Pursuant to Section 13 or 15 (2) of the Securities
      Exchange Act of 1934

FOR THE QUARTER ENDED JUNE 30, 1995

Commission File Number 0-14549

UNITED SECURITY BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Alabama                                  63-0843362
(State of Other Jurisdiction of          (I R S Employer Identification
Incorporation or Organization            Number

131 West Front Street                    (334) 636-5424
Post Office Box 249                      (Registrant's Telephone
Thomasville, AL  36784                   Number Including Area
(Address and Zip Code of                 Code)
Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x). No ( ).

Shares of common stock ($.01 par value) outstanding as of June 30, 1995:
2,137,960.

Total Number of Pages:  20
Exhibit Index at Page:  13

UNITED SECURITY BANCSHARES, INC AND SUBSIDIARY
INDEX TO FORM 10-Q

                                                                 Page
[CAPTION]
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     [S]                                                         [C]
     Consolidated Statements of Condition at June 30, 1995         4
     (Unaudited), and December 31, 1994

     Consolidated Statements of Income (Unaudited) for the         5
     Six Months Ended June 30, 1995 and 1994

     Consolidated Statements of Income (Unaudited) for the         6
     Three Months Ended June 30, 1995 and 1994

     Consolidated Statements of Cash Flows (Unaudited) for         7
     the Six Months Ended June 30, 1995 and 1994

     Notes to Consolidated Financial Statements                    8

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                         12

EXHIBIT INDEX                                                    13

SIGNATURE PAGE

Signatures                                                       14

                                  PART I.

                           FINANCIAL INFORMATION

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                June 30,       December 31,
          ASSETS                                  1995             1994
Cash and due from banks                      $  6,649,583      $  7,190,823
Federal funds sold                              2,675,000                 0
     TOTAL CASH AND CASH EQUIVALENTS            9,324,583         7,190,823
Investment securities (market value of
 $23,726,675 and $21,594,206, respectively)    23,073,767        22,126,539
Investment securities available for sale       95,912,594        90,587,661

Loans                                          58,243,823        58,061,776
Less:  Unearned interest on loans                (544,368)         (556,356)
Less:  Allowance for possible loan losses        (785,719)         (772,000)
     NET LOANS                                 56,913,736        56,733,420

Premises and equipment                          3,709,541         3,876,828
Accrued interest receivable                     1,879,547         1,853,986
Other assets                                    3,253,470         4,071,778
     TOTAL ASSETS                            $194,067,238      $186,441,035

 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Deposits:
     Demand - non-interest bearing           $ 22,664,298      $ 23,491,541
     Demand - interest bearing                 22,893,522        26,582,602
     Savings                                   15,721,348        14,323,733
     Time                                      82,833,571        77,886,065
        TOTAL DEPOSITS                        144,112,739       142,283,941
 Federal funds purchased                                0         7,400,000
 Securities sold under repurchase agreements       39,563           220,614
 U.S. Treasury tax and loan                       813,730           531,474
 Other borrowings                              19,000,000         9,500,000
 Dividend payable                                 235,176           224,486
 Accrued interest payable                       1,033,131           800,647
 Other liabilities                                610,068           911,224
 Current portion long-term debt                 5,083,333         5,083,333
 Long-term debt                                   722,223           763,889
        TOTAL LIABILITIES                     171,649,963       167,719,608

SHAREHOLDERS' EQUITY
 Common stock, par value per share; $.01 - in 1995,
     $.25 - in 1994 authorized 2,400,000 - in 1995,
     600,000 - in 1994 issued; 2,202,060 - in 1995,
     550,515 - in 1994                             22,021           137,628
 Surplus                                        5,761,552         5,645,945
 Net unrealized loss on
     available for sale securities               (816,407)       (3,217,137)
 Retained earnings                             17,704,529        16,409,411
 Less:  Treasury stock - 64,100 shares in 1995
        and 16,025 shares in 1994, at cost       (254,420)         (254,420)
          TOTAL SHAREHOLDERS' EQUITY           22,417,275        18,721,427
                                             $194,067,238      $186,441,035

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                 Six months ended June 30,
                                                   1995             1994
INTEREST INCOME
Interest and fees on loans                      $2,692,066       $2,278,438
Interest on investment securities:
 Taxable                                           352,650          624,123
 Tax-exempt                                        475,504          404,899
 Dividends                                           5,000                0
                                                   833,154        1,029,022

Interest on investment securities
 available for sale                              4,352,370        3,136,846
Interest on trading securities                       6,084           28,066
Interest on federal funds sold                      15,767            7,976
Interest on rate swaps                              14,616          119,295
        TOTAL INTEREST INCOME                    7,914,057        6,599,643

INTEREST EXPENSE
Interest on deposits                             2,651,162        2,208,721
Interest on short-term borrowings                  503,705          141,629
Interest on long-term debt                         176,007          154,467
        TOTAL INTEREST EXPENSE                   3,330,874        2,504,817

Net interest income                              4,583,183        4,094,826
Provision for possible loan losses                       0           13,000
        NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE LOAN LOSSES     4,583,183        4,081,826

NON-INTEREST INCOME
Service and penalty charges on deposit accounts    406,306          396,450
Credit life insurance commissions                   12,492           23,443
Other income                                        78,436           64,650
Securities gains (losses):
 Investment securities                            (154,132)         210,612
 Trading securities                                  9,559         (161,094)
 Options                                           161,007          114,125
        TOTAL NON-INTEREST INCOME                  513,668          648,186

NON-INTEREST EXPENSES
Salaries                                         1,189,437        1,137,575
Employee benefits                                  173,948          181,929
Occupancy expense                                  157,358          163,891
Furniture and equipment expense                    314,160          300,939
Stationery and operating supplies                   70,475           66,283
Telephone expense                                   76,490           85,137
FDIC assessment                                    158,138          147,583
Other expenses                                     503,376          547,788
        TOTAL NON-INTEREST EXPENSES              2,643,382        2,631,125

Income before income taxes                       2,453,469        2,098,887
Applicable income taxes                            688,000          550,000

        NET INCOME                              $1,765,469       $1,548,887


Average number of shares outstanding             2,137,960        2,137,960

Net income per share                            $      .83       $      .72

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                               Three months ended June 30,
                                                   1995             1994
INTEREST INCOME
Interest and fees on loans                      $1,376,995       $1,158,744
Interest on investment securities:
 Taxable                                           170,912          301,101
 Tax-exempt                                        240,721          209,090
 Dividends                                           5,000                0
                                                   416,633          510,191
Interest on investment securities
 available for sale                              2,175,868        1,725,736
Interest on trading securities                       1,474            3,237
Interest on federal funds sold                      12,553            1,599
Interest on rate swaps                              10,504           60,029
        TOTAL INTEREST INCOME                    3,994,027        3,459,536

INTEREST EXPENSE
Interest on deposits                             1,369,810        1,128,165
Interest on short-term borrowings                  272,572          105,942
Interest on long-term debt                          88,895           61,207
        TOTAL INTEREST EXPENSE                   1,731,277        1,295,314

Net interest income                              2,262,750        2,164,222
Provision for possible loan losses                       0            7,000
        NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE LOAN            2,262,750        2,157,222

NON-INTEREST INCOME
Service and penalty charges on deposit accounts    207,119          197,216
Credit life insurance commissions                    7,400           11,566
Other income                                        24,754           29,236
Securities gains (losses):
 Investment securities                             123,126            2,010
 Trading securities                                 (6,187)          34,062
 Options                                           105,944           76,813
        TOTAL NON-INTEREST INCOME                  462,156          350,903

NON-INTEREST EXPENSES
Salaries                                           619,450          586,537
Employee benefits                                   96,462           93,791
Occupancy expense                                   79,292           78,938
Furniture and equipment expense                    156,235          153,828
Stationery and operating supplies                   38,643           30,970
Telephone expense                                   38,285           42,248
FDIC assessment                                     79,358           73,800
Other expenses                                     277,383          263,334
        TOTAL NON-INTEREST EXPENSES              1,385,108        1,323,446

Income before income taxes                       1,339,798        1,184,679
Applicable income taxes                            371,000          318,000

        NET INCOME                              $  968,798       $  866,679

Average number of shares outstanding            $2,137,960       $2,137,960

Net income per share                           $       .45       $      .41

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                  Six months ended June 30,
                                                     1995           1994
Cash flows from operating activities:
 Net income                                    $   1,765,469  $   1,548,887
 Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                   202,910        206,927
      Provision for possible loan losses                   0         13,000
      Amortization of intangible assets              281,023         95,837
      Investment securities (gains) losses           154,132       (210,612)
      Loss on sale of other real estate                    0          8,500
      Net securities premium amortization            227,138        800,395
      Net decrease in trading securities                   0      1,111,875
      (Increase) decrease in:
        Interest receivable                          (25,561)      (145,340)
        Other assets                                (903,153)      (375,469)
      Increase (decrease) in:
        Interest payable                             232,484         92,782
        Other liabilities                           (301,156)      (678,183)

Net cash provided by operating activities          1,633,286      2,468,599
Cash flows from investing activities:
 Proceeds from maturities and prepayments of
     investment securities                           506,930      3,239,047
 Purchases of investment securities               (1,397,040)      (822,891)
 Proceeds from sales of investment
     securities available for sale                25,797,013     18,428,919
 Proceeds from maturities/calls of
     investment securities available for sale        693,767     11,370,464
 Purchases of investment securities
     available for sale                          (28,412,932)   (45,143,425)
 Net increase in loans                              (180,316)    (1,621,885)
 Purchase of premises and equipment                  (35,623)      (117,247)
 Proceeds from sale of other real estate                   0         45,500
Net cash used in investing activities             (3,028,201)   (14,621,518)
Cash flows from financing activities:
 Net increase (decrease) in demand and
     savings deposits                             (3,118,708)     3,997,868
 Net increase in time deposits                     4,947,506      2,985,951
 Net increase in short-term
     borrowings                                    2,201,205      6,878,729
 Repayments of long-term debt                        (41,666)       (41,667)
 Dividends paid                                     (459,662)      (418,846)
 Acquisition of treasury stock                             0         (4,862)
 Sale of treasury stock                                    0          5,092

Net cash provided by financing activities          3,528,675     13,402,265

Net increase in cash and cash
 equivalents                                     $ 2,133,760    $ 1,249,346
Cash and cash equivalents, beginning of
 period                                            7,190,823      5,043,695
Cash and cash equivalents, end of period         $ 9,324,583    $ 6,293,041
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
     Interest                                    $ 3,098,714    $ 2,394,485
     Income taxes                                $   748,486    $   580,801
Supplemental schedule of noncash investing
 and financing activities:
     Dividends declared but unpaid               $   235,176    $   224,486

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


Note B - Stock Split

At the Company's annual meeting on April 25, 1995, the shareholders ratified a change in the par value of the Company's stock from $.25 to $.01 per share. Additionally, the shareholders also approved an increase in the number of authorized shares from 600,000 shares to 2,400,000 shares in order for the Company to effect a four-for-one split of its stock payable to shareholders of record on that date. All references in the accompanying financial statements to the number of common shares and per share amounts for 1994 have been restated to reflect the stock split.


Note C - Contingencies

The Company is a defendant in two related lawsuits claiming unspecified damages filed by two customers alleging fraud and misrepresentation over a $1.6 million loan commitment. The cases are just in the discovery stages and have not progressed sufficiently to determine the likelihood of unfavorable outcomes or appraisal of damages, if any. Management believes the outcome of the litigation will not have a material adverse effect on the financial position of the Company.

The Company is also involved in other litigation arising in the normal course of business which is not expected to have a material effect on the financial position of the Company.


Note D - Reclassifications

Certain balances in the prior year have been reclassified to conform with the presentation adopted in the current year.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Six Months Ended June 30, 1995

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"). United Security is the Parent Holding Company of United Security Bank (the "Bank"), and it has no operations of any consequence other than the ownership of its subsidiary. The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the six months ended June 30, 1995, to year-end 1994; while comparing income for the six months ended June 30, 1995, to income for the six months ended June 30, 1994. All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.


COMPARING THE SIX MONTHS ENDED JUNE 30, 1995, TO THE SIX MONTHS ENDED JUNE 30, 1994:

Net income increased $216,582 (13.98%) which increased net income per share to $.83 from $.72. The increase is due primarily to improved net interest income and virtually no growth in non-interest expenses.

Net interest income increased $501,357 or 12.28% over the first half of 1994. Volume, rate, and yield changes contributed to this increase. Total interest-earning assets increased by $9,127,477 or 5.39% while interest-bearing liabilities increased $4,815,580 or 3.38% in the first half of 1995 compared to the first half of 1994. These volume changes favoring the interest earning assets coupled with increased interest rates over the first half of 1995 has contributed to the increased net interest income due to the improved spread between the yield on assets and the rates paid on liabilities.

Operating income (income excluding taxes and securities transactions) increased $501,791 or 25.93% in the first half of 1995 compared to the same period in 1994. Management's investment strategy continued to be directed more toward interest income generation through the investment portfolio by restructuring the fixed rate portion of the portfolio into floating rates or other fixed rates. Some losses were taken in the investment securities portfolio in order to secure a better yield position. This investment strategy was implemented in 1994. and the increase of total interest income of $1,314,414 or 19.92% in the first half of 1995 over the same period in 1994 is the result.

Total interest expense increased $826,057 or 32.98% in the first half of 1995 compared to the same period in 1994. Interest expense on short-term borrowings increased $362,076 during the first half of 1995 compared to the first half of 1994. Short-term borrowing consists of U. S. Treasury Demand Notes in the Treasury, Tax, and Loan Accounts, borrowings from the Federal Home Loan Bank, and securities sold under repurchase agreements. These borrowings are used to satisfy short-term funding needs including arbitrage when advantageous to the Bank. The interest expense increase is primarily the result of higher interest rates coupled with an increase in total interest-bearing deposits of $2,656,041 or 2.23%.

Total non-interest expense remained flat with only a $12,257 increase. This reduction of growth in non-interest expense is a result of management's efforts to control expenses.


COMPARING THE ENDING FIGURES JUNE 30, 1995, TO ENDING FIGURES DECEMBER 31, 1994:

Total assets increased $7,626,203 (4.09%) to $194,067,238. Net loans increased $180,316 (.32%) to $56,913,736, while investment securities increased by $6,272,161 (5.56%) to $118,986,361.

Deposit growth slowed to $1,828,798 or 1.29% when comparing total deposits of $144,112,739 at June 30, 1995, with $142,283,941 at December 31, 1994.


Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. These funds are generally used to satisfy daily funding needs. At mid-year June 30, 1995, the Bank was in a zero balance federal funds purchase position compared to a federal fund purchase position of $7,400,000 at year-end 1994. Other borrowings, on the other hand, increased by $9,500,000 during the first half of 1995. The increase represents a move from federal funds purchased to Federal Home Loan Bank loans maturing in the last half of 1995. Treasury, Tax, and Loan deposits are on demand and were up by $282,256 in the first half of 1995, while securities sold under repurchase agreements were down by $181,051 during the same period when compared to December 31, 1994.

The long-term debt consists of a fixed-rate loan from the Federal Home Loan Bank secured by investment securities pledged to the Federal Home Loan Bank. This debt is used to fund a portion of the Bank's long-term fixed-rate mortgages, and the final installment is due in 2005.

Retained earnings increased $1,295,118 (7.89%), and net unrealized loss on available-for-sale securities realized an improvement of $2,400,730 in the first half, which resulted in a stockholders' equity increase of $3,695,848 (19.74%) to $22,417,275.

Management is not aware of any current recommendations by the regulatory authorities which would have any adverse effect on the liquidity, capital resources or operation of the Bank. However, there were three law suits filed against the Bank during the first half of 1995, which could impact the Bank's future earnings. Management, however, does not expect any material financial impact at this time, and the Bank is committed to offer a vigorous defense in each case.

At United Security Bancshares' Annual Meeting on April 25, 1995, the shareholders ratified a change in the par value of the Company's stock from $.25 to $.01 per share. The shareholders also approved an increase in the number of authorized shares from 600,000 shares to 2,400,000 shares in order for the company to effect a four-for-one split of its stock payable to shareholders of record on that date. The additional shares were distributed on or about June 12, 1995.

                                  PART II

                             OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K



(a)  EXHIBITS

     Exhibit 3:         Restated Articles of Incorporation

     Exhibit 27:        Financial Data Schedule



(b)  No reports on Form 8-K were filed for the quarter ended 6-30-95.

EXHIBIT INDEX TO FORM 10-Q FOR 6-30-95

                                             Page

Exhibit 3                                     15

Exhibit 27                                    20


SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE:   July 21, 1995

BY:
        Larry M. Sellers
        Its Vice-President, Secretary and Treasurer
        (Duly Authorized Officer and Principal Financial Officer)