Form 10-Q
period 1995-09-30
UNITED SECURITY BANCSHARES INC
filed 1995-11-13
CIK 717806

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

( x ) Quarterly Report Pursuant to Section 13 or 15 (2) of the Securities
      Exchange Act of 1934

(   ) Transition Report Pursuant to Section 13 or 15 (2) of the Securities
      Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1995

Commission File Number 0-14549

UNITED SECURITY BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Alabama                                     63-0843362
(State of Other Jurisdiction of             (I R S Employer Identification
Incorporation of Organization)              Number)

131 West Front Street                       (334) 636-5424
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

Shares of common stock ($.01 par value) outstanding as of September 30, 1995:
2,137,960.

Total Number of Pages:  14
Exhibit Index at Page:

UNITED SECURITY BANCSHARES, INC AND SUBSIDIARY
INDEX TO FORM 10-Q


                                                                      Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
     Consolidated Statements of Condition at September 30, 1995
     (Unaudited), and December 31, 1994                                4

     Consolidated Statements of Income (Unaudited) for the
     Nine Months Ended September 30, 1995 and 1994                     5

     Consolidated Statements of Income (Unaudited) for the
     Three Months Ended September 30, 1995 and 1994                    6

     Consolidated Statements of Cash Flows (Unaudited) for
     the Nine Months Ended September 30, 1995 and 1994                 7

     Notes to Consolidated Financial Statements                        8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations10

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              13

SIGNATURE PAGE

Signatures                                                            14

PART I.


FINANCIAL INFORMATION

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                              September 30,   December 31,
          ASSETS                                  1995            1994

Cash and due from banks                       $  6,278,987    $  7,190,823
     TOTAL CASH AND CASH EQUIVALENTS             6,278,987       7,190,823
Investment securities (market value at
 December 31, 1994, $21,594,206)                         0      22,126,539
Investment securities available for sale       127,809,330      90,587,661

Loans                                           58,028,433      58,061,776
Less:  Unearned interest on loans                 (524,282)       (556,356)
Less:  Allowance for possible loan losses         (795,134)       (772,000)
     NET LOANS                                  56,709,017      56,733,420

Premises and equipment                           3,657,336       3,876,828
Accrued interest receivable                      1,881,918       1,853,986
Other assets                                     2,680,739       4,071,778
     TOTAL ASSETS                             $199,017,327    $186,441,035

 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Deposits:
     Demand - non-interest bearing            $ 22,603,125    $ 23,491,541
     Demand - interest bearing                  22,793,459      26,582,602
     Savings                                    15,732,484      14,323,733
     Time                                       83,877,000      77,886,065
        TOTAL DEPOSITS                         145,006,068     142,283,941
 Federal funds purchased                         3,525,000       7,400,000
 Securities sold under repurchase agreements        40,233         220,614
 U.S. Treasury tax and loan                      1,132,559         531,474
 Other borrowings                               22,000,000       9,500,000
 Dividend payable                                  235,176         224,486
 Accrued interest payable                          939,773         800,647
 Other liabilities                               1,190,792         911,224
 Current portion long-term debt                     83,333       5,083,333
 Long-term debt                                    701,389         763,889
        TOTAL LIABILITIES                      174,854,323     167,719,608

SHAREHOLDERS' EQUITY
 Common stock, par value per share, $.01 - in 1995,
     $.25 - in 1994
     authorized, 2,400,000-in 1995, 600,000-in 1994
     issued, 2,202,060-in 1995, 550,515-in 1994     22,021         137,628
 Surplus                                         5,761,552       5,645,945
 Net unrealized gain (loss) on
     available for sale securities                 295,732      (3,217,137)
 Retained earnings                              18,338,119      16,409,411
 Less:  Treasury stock - 64,100 shares in 1995
        and 16,025 shares in 1994, at cost        (254,420)       (254,420)
          TOTAL SHAREHOLDERS' EQUITY            24,163,004      18,721,427
                                              $199,017,327    $186,441,035

See notes to consolidated financial statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                            Nine months ended September 30,
                                                 1995              1994
INTEREST INCOME
Interest and fees on loans                   $  4,108,213    $  3,550,222
Interest on investment securities:
 Taxable                                          352,650         629,285
 Tax-exempt                                       475,504         614,665
 Dividends                                          5,000               0
                                                  833,154       1,243,950

Interest on investment securities
 available for sale
 Taxable                                        6,683,509       5,131,507
 Tax-exempt                                       229,010               0
Interest on trading securities                     13,177          40,798
Interest on federal funds sold                     33,475           9,331
Interest on rate swaps                             36,542         190,061
        TOTAL INTEREST INCOME                  11,937,080      10,165,869

INTEREST EXPENSE
Interest on deposits                            4,102,345       3,387,709
Interest on short-term borrowings                 853,373         298,197
Interest on long-term debt                        218,034         226,787
        TOTAL INTEREST EXPENSE                  5,173,752       3,912,693

Net interest income                             6,763,328       6,253,176
Provision for possible loan losses                      0          13,000
        NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE LOAN LOSSES    6,763,328       6,240,176

NON-INTEREST INCOME
Service and penalty charges on deposit accounts   611,830         601,315
Credit life insurance commissions                  19,772          30,190
Other income                                      104,189          85,834
Securities gains (losses):
 Investment securities                           (160,992)        132,537
 Trading securities                                17,840        (107,125)
 Options                                          167,488          89,718
        TOTAL NON-INTEREST INCOME                 760,127         832,469

NON-INTEREST EXPENSES
Salaries                                        1,766,678       1,732,034
Employee benefits                                 265,485         268,359
Occupancy expense                                 238,711         244,398
Furniture and equipment expense                   476,922         453,545
Stationery and operating supplies                 100,516         100,440
Telephone expense                                 118,303         128,085
FDIC assessment                                   175,770         223,933
Other expenses                                    752,835         713,124
        TOTAL NON-INTEREST EXPENSES             3,895,220       3,863,918

Income before income taxes                      3,628,235       3,208,727
Applicable income taxes                           994,000         845,000

        NET INCOME                           $  2,634,235     $ 2,363,727

Average number of shares outstanding            2,137,960       2,137,960

Net income per share                         $       1.23     $      1.11

See notes to consolidated financial statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                          Three months ended September 30,
                                               1995             1994
INTEREST INCOME

Interest and fees on loans                  $1,416,147       $1,271,784
Interest on investment securities:
 Taxable                                             0          237,287
 Tax-exempt                                          0          209,766
                                                     0          447,053
Interest on investment securities
 available for sale
 Taxable                                     2,331,139        1,846,169
 Tax-exempt                                    229,010                0
Interest on trading securities                   7,093           12,732
Interest on federal funds sold                  17,708            1,355
Interest on rate swaps                          21,926           70,766
        TOTAL INTEREST INCOME                4,023,023        3,649,859

INTEREST EXPENSE
Interest on deposits                         1,451,183        1,178,988
Interest on short-term borrowings              349,668          156,568
Interest on long-term debt                      42,027           72,320
        TOTAL INTEREST EXPENSE               1,842,878        1,407,876

Net interest income                          2,180,145        2,241,983
Provision for possible loan losses                   0                0
        NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE LOAN LOSSES 2,180,145        2,241,983

NON-INTEREST INCOME
Service and penalty charges on deposit
  accounts                                     205,524          204,865
Credit life insurance commissions                7,280            6,747
Other income                                    25,753           21,184
Securities gains (losses):
 Investment securities                          (6,860)         (78,075)
 Trading securities                              8,281           53,969
 Options                                         6,481          (24,407)
        TOTAL NON-INTEREST INCOME              246,459          184,283

NON-INTEREST EXPENSES
Salaries                                       577,241          594,459
Employee benefits                               91,537           86,430
Occupancy expense                               81,353           80,507
Furniture and equipment expense                162,762          152,606
Stationery and operating supplies               30,041           34,157
Telephone expense                               41,813           42,948
FDIC assessment                                 17,632           76,350
Other expenses                                 249,459          248,969
        TOTAL NON-INTEREST EXPENSES          1,251,838        1,316,426

Income before income taxes                   1,174,766        1,109,840
Applicable income taxes                        306,000          295,000

        NET INCOME                          $  868,766       $  814,840

Average number of shares outstanding         2,137,960        2,137,960

Net income per share                        $      .41       $      .38

See notes to consolidated financial statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                            Nine months ended September 30,
                                                  1995             1994
Cash flows from operating activities:
Net income                                  $   2,634,235     $   2,363,727
Adjustments to reconcile net income to net
    cash provided by operating
      Depreciation                                307,055           313,891
      Provision for possible loan losses                0            13,000
      Amortization of intangible assets           363,361           141,970
      Investment securities (gains)losses         160,992          (132,537)
      Loss on sale of other real estate            15,501             7,751
      Net securities premium amortization         536,134         1,036,411
      Net decrease in trading securities                0         1,980,000
      (Increase) decrease in:
        Interest receivable                       (27,932)          (96,175)
        Other assets                             (957,605)         (443,859)
      Increase (decrease) in:
        Interest payable                          139,126           204,887
        Other liabilities                         102,129          (462,832)

Net cash provided by operating activities       3,272,996         4,926,234

Cash flows from investing activities:
 Proceeds from maturities/calls of
     investment securities                        506,931         5,163,442
 Purchases of investment securities            (1,397,040)       (1,941,061)
 Proceeds from sales of investment
     securities available for sale             33,636,845        29,671,739
 Proceeds from maturities, calls and
     prepayments of investment securities
     available for sale                         1,710,978        11,860,720
 Purchases of investment securities
     available for sale                       (44,629,379)      (57,859,149)
 Net decrease (increase) in loans                  24,403        (3,458,120)
 Purchase of premises and equipment               (87,563)         (205,922)
 Proceeds from sale of other real estate           39,500            82,964
 Net cash used in investing activities        (10,195,325)      (16,685,387)
Cash flows from financing activities:
 Net (decrease) increase in demand and
     savings deposits                          (3,268,808)        6,164,192
 Net increase in time deposits                  5,990,935         4,064,115
 Net increase in short-term borrowings          9,045,704         3,953,676
 Repayments of long-term debt                  (5,062,500)          (62,500)
 Dividends paid                                  (694,838)         (643,332)
 Acquisition of treasury stock                          0            (4,862)
 Sale of treasury stock                                 0             5,092

Net cash provided by financing activities       6,010,493        13,476,381

Net increase (decrease) in cash and cash
 equivalents                                    ($911,836)      $ 1,717,228
Cash and cash equivalents, beginning of
 period                                         7,190,823         5,043,695
Cash and cash equivalents, end of period      $ 6,278,987       $ 6,760,923
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
     Interest                                 $ 5,035,073       $ 3,690,467
     Income taxes                             $ 1,028,486       $   905,801
Supplemental schedule of noncash investing
 and financing activities:
     Dividends declared but unpaid            $   235,176       $   224,486
     Securities transferred from held to
      maturity to available for sale          $23,073,766       $ 6,028,482

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

Note B - Securities Transfer

In July, the Bank reclassified all of their investment securities held to maturity to available for sale. This transfer was made at market value in accordance with SFAS 115. The transfer was made by management to allow more flexibility in managing the portfolio, and all subsequent purchases will be classified as either available for sale or trading account securities.

Note C - New Accounting Standard

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118, " Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (Statement 114). The statement requires that certain impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The Bank has no loans considered to be impaired as defined by these standards; therefore, the adoption of these standards resulted in no material impact on the Company's financial condition or results of operations.

Note D - Stock Split

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

Note E - Contingencies

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

Note F - Reclassifications

Certain balances in the prior year have been reclassified to conform with the presentation adopted in the current year.

Note G - Accounting Pronouncements

The Company has not yet adopted the provisions of SFAS 107, 121, or 122 but does not expect these statements to significantly impact the financial position of the Company.

Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARING THE NINE MONTHS ENDED SEPTEMBER 30, 1995, TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994:

Net income grew $270,508 (11.44%) increasing net income per share to $1.23 from $1.11. The increase is primarily due to a net interest income increase of $523,152 coupled with a decrease in total non-interest income of $72,342 and an increase in total non-interest expense of $31,302 in the first nine months of 1995 when compared to the same period in 1994.

Total interest income in the first nine months of 1995 improved over the first nine months of 1994. Total interest income increased $1,771,211 or 17.4% due mainly to interest earning assets increasing $15,070,727 or 8.9% in 1994. This increase in earning assets is exclusive to investment securities since loans remained flat. (Footnote B of the Financial Statement notes that United Security reclassified all investment securities held to maturity to available for sale to allow more flexibility in managing the investment portfolio.) Loan volume remained flat while loan interest income increased $557,991 or 15.7%, reflecting the increased rate environment that existed between the two periods.

Total interest expense increased $1,261,059 or 32.2% in the first nine months of 1995 compared to the same period in 1994. Interest on deposits increased $714,636 or 21.09% to $4,102,345 while deposits increased by $2,722,127 during the first nine months of 1995, which further reflects the rising interest rate environment during 1995.

Interest expense on short-term borrowings increased $555,176 during the first nine months of 1995 compared to the same period in 1994. These borrowings consist of Federal Funds purchased, U. S. Treasury demand notes in the Treasury, Tax and Loan Accounts, securities sold under repurchase agreements, and other borrowings. These borrowings are classified "Other Borrowings" on the Statement of Conditions and are used to support short-term funding needs including arbitrage when advantageous to the Bank.

Total non-interest income declined $72,342 or 8.7% in the first nine months of 1995, compared to the same period in 1994. This decline is attributed to the losses taken in investment securities due mainly to economic and market conditions and repositioning opportunities brought about by interest rate changes.

Total non-interest expense increased $31,302 or .8%. These non-interest expenses were held to a minimal increase due mostly to the FDIC assessment rebate realized in the third quarter of 1995.


COMPARING THE THIRD QUARTER ENDED SEPTEMBER 30, 1995, TO THE THIRD QUARTER ENDED SEPTEMBER 30, 1994:

Total interest income increased $373,164 or 10.22% due mainly to interest rate increases and a volume increase in investments. Total interest expense also had an increase of $435,002 or 30.90% due to an increase in short-term borrowing and deposits, as well as increases in the interest rate environment in the third quarter of 1995 as compared to the same period of 1994.

Non-interest income increased by $62,176 or 33.74% due to a reduction in losses realized in investment securities transactions and a slight gain in option transactions compared to a loss during the same period of 1994. The net gain in securities transactions was mainly due to economic and market conditions and repositioning opportunities brought about by interest rate changes.

Non-interest expenses declined by $64,588 or 4.91%. Most of this improvement can be attributed to the reduced FDIC premium assessment during the third quarter of 1995. Salaries were reduced by $17,218 due to the Bank's ability to operate efficiently with a slightly reduced staff.

Income before taxes for the third quarter of 1995 improved over the third quarter of 1994 by $64,926 or 5.85%, while net income after taxes realized an increase of $53,926 or 6.62%.


COMPARING THE ENDING FIGURES SEPTEMBER 30, 1995, TO ENDING FIGURES DECEMBER 31, 1994:

Total assets increased $12,576,292 or 6.75% to $199,017,327. Net loans remained even at $56,709,017, while investment securities increased by $15,095,130 or 13.4% to $127,809,330.

During the third quarter, the Bank reclassified all of the investment securities held to maturity to available for sale. This transfer was made at market value in accordance with SFAS 115. The transfer was made to allow more flexibility in managing the portfolio, and all subsequent purchases will be classified as either available-for-sale or trading-account securities.

Deposits continue to show some growth by increasing $2,722,127 or 1.9% to $145,006,068 in the first nine months of 1995. The deposit growth is being realized in the areas of savings and time deposits while demand deposits declined. This shift in deposit mix reveals the depositors' desire for the stability of the higher rate offered by the time deposit. However, this shift from demand deposit to the higher interest time deposits reduces the Bank's interest margin.

Other borrowings increased $12,500,000 during the first nine months of 1995 and consist of short-term loans from the Federal Home Loan Bank. These funds are used for investment opportunities, and its growth is partly off-set by a reduction in Federal Funds purchased and the payout of $5,000,000 in long-term debt. Therefore, the total liability increase of $7,134,715 or 4.25% is a result of increased deposits and short-term borrowings.

Total shareholders' equity increased $5,441,577 or 29.07% from December 31, 1994, to September 30, 1995. This increase is due to a $1,928,708 or a 11.75% increase in retained earnings, and the $295,732 net unrealized gain on available-for-sale securities resulted in an overall improvement in available for sale securities of $3,512,869 during the first nine months of 1995.

Management is not aware of any current recommendations by the regulatory authorities which would have any adverse effect on the liquidity, capital resources, or operation of the Bank.

                              PART II

                          OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit 27 is filed with this report.

        (b)  No reports on Form 8-K were filed for the quarter ended 9-30-95.

SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE:   November 10, 1995

BY:
        Larry M. Sellers
        Its Vice-President, Secretary, and Treasurer
        (Duly Authorized Officer and Principal Financial Officer)