Form 10-K
period 1995-12-31
UNITED SECURITY BANCSHARES INC
filed 1996-03-29
CIK 717806

<LETTER>

                         MAYNARD, COOPER & GALE, P.C.
                              ATTORNEYS AT LAW
                           1901 SIXTH AVENUE NORTH
                          2400 AMSOUTH/HARBERT PLAZA
                        BIRMINGHAM, ALABAMA 35203-2602
                                (205) 254-100
                           FACSIMILE (205) 254-1999

                             MONTGOMERY OFFICE:
                             ONE COMMERCE STREET
                                  SUITE 302
                          MONTGOMERY, ALABAMA 36104
                               (334) 262-2001

                   Writer's Direct Dial No.: (205) 254-1055

                                March 29, 1996

FILED VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Re:        United Security Bancshares, Inc./
                  Annual Report on Form 10-K
                  (File No. 0-14549)

     On behalf of our client, United Security Bancshares, Inc., we are filing the above-referenced Form 10-K via the EDGAR system.

     The filing fee of $250 associated with this filing has been deposited previously.

     Please do not hesitate to contact the undersigned if you have any questions or comments.

                                        Very truly yours,

                                        J. Michael Savage

JMS/ead
Enclosures
cc:     Jack M. Wainwright, III
        Larry M. Sellers
        Kevin M. Rittelmeyer
        James M. Pool

</LETTER>

<LETTER>

                            United Security Bank
                                P.O. Box 249
                         Thomasville, Alabama 36784
                                334-636-5424

                               March 19, 1995

Securities and Exchange Commission
Division of Corporation Finance
Washington, D.C. 20549

     RE:     United Security Bancshares, Inc.
             Form 10-K for the Fiscal Year Ended
             December 31, 995
             File Number 0-14549

Dear Sir:

Your comments on United Security Bancshares, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 have been carefully considered and incorporated in the 1995 10-K. I refer you to the "Management's Discussion and Analysis" section of the 10-K as well as the "Notes to Consolidated Financial Statements" for the disclosure recommended in your letter dated September 29, 1995. A brief review of our actions is outlined below.

In the "Management's Discussion and Analysis" of the 1995 10-K specific factors that influence management's decision to lower the percentage of total loans to be allocated toward possible loan loss are discussed in "Loans and Allowances for Possible Loan Losses". Additionally, the underlying reasons for the decline in non-performing assets is discussed in "Non-Performing Assets/Loan Losses".

Under the management discussion section "Investment Securities and Securities Available for Sale", a sub-section was added detailing the Company's activities in the derivative market. This section discusses the "high-risk" investments and how these investments are managed.

The frequency and methodology used to evaluate impairment of intangible assets have been disclosed in Note A of the "Notes to Consolidated Financial Statements" under the sub-section
"Amortization of Intangibles".

The disclosure in Note C of the "Notes to Consolidated Financial
Statements" has been expanded to further explain the reasons for the transfer of securities, and the disclosure has been made in the "Statement of Cash Flows".

Please note that Notes R and S of the "Notes to Consolidated
Financial Statements" have been significantly expanded to adopt the additional disclosures requested concerning the Company's derivative instruments.

I trust the attached 10-K filing, particularly the management discussion and the "Notes to Consolidated Financial Statements", sufficiently addresses the disclosures recommended in your letter of September 29, 1995. Management assures you that future filings will address all of the areas noted.

If you have additional comments or need additional information, please contact me at (334) 636-5424.

Sincerely,

/s/  Larry M. Sellers
     Larry M. Sellers
     Senior Executive Vice President

</LETTER>

                            FORM 10-K

(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1995

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

Commission File Number 0-14549

                UNITED SECURITY BANCSHARES, INC.
     (Exact name of registrant as specified in its charter)

                 Alabama                    63-0843362
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)     Identification No.)

     131 West Front Street
     Post Office Box 249
     Thomasville, Alabama                           36784
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code      (334) 636-5424

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class     Name of each exchange on which registered
            None                               None

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, Par Value $0.01 per share (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No .

     Shares of common stock ($0.01 par value) outstanding as of December 31, 1995: 2,137,960.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the sales price of shares sold in a private transaction on January 26, 1996, is $21,256,066. (There is no established public trading market for the Registrant's voting stock.)

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the 1996 annual meeting of its shareholders are incorporated by reference into Part III.


                United Security Bancshares, Inc.
                   Annual Report on Form 10-K
                   for the fiscal year ended
                        December 31, 1995

                        TABLE OF CONTENTS

Part     Item     Caption

I          1      Business...................................

           2      Properties.................................

           3      Pending Legal Proceedings..................

           4      Submission of Matters to a Vote of
                  Security Holders...........................

II         5     Market for Registrant's Common Equity
                 and Related Stockholder Matters.............

           6     Selected Financial Data.....................

           7     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations..................................

           8     Financial Statements and
                 Supplementary Data..........................

           9     Disagreements on Accounting and
                 Financial Disclosure........................

III       10     Directors and Executive Officers
                 of the Registrant...........................

          11     Executive Compensation......................

          12     Security Ownership of Certain
                 Beneficial Owners and Management............

          13     Certain Relationships and
                 Related Transactions........................

IV        14     Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K.....................

Signatures...................................................

Exhibits.....................................................

                             PART I

Item 1. Business.

     General

     United Security Bancshares, Inc. ("Bancshares") is an Alabama corporation organized in 1984. Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and it operates one banking subsidiary, United Security Bank (the "Bank").

     The Bank has eight banking offices which are located in Thomasville, Coffeeville, Fulton, Gilbertown, Grove Hill, Butler, and Jackson, Alabama, and its market area includes portions of Clarke, Choctaw, Marengo, Sumter, Washington, and Wilcox Counties in Alabama, as well as Clarke, Lauderdale and Wayne Counties in Mississippi. The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings and time deposits, personal and commercial loans, credit card and safe deposit box services, and the purchase and sale of government securities.

     The Bank encounters vigorous competition from 10 banks and one savings and loan association located in its service area for, among other things, new deposits, loans, savings deposits, certificates of deposit, interest-bearing transaction (NOW) accounts, and other banking and financial services.

     As of December 31, 1995, the Bank had 90 full-time equivalent employees, and Bancshares had no employees, other than the officers of Bancshares who are indicated in Part III, Item 10 of this report.

     Legislation

     A regional reciprocal interstate banking bill permits Alabama banks to acquire banks located in 13 designated jurisdictions if such jurisdictions have adopted similar statutes. The 13 designated jurisdictions are Arkansas, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, West Virginia, and the District of Columbia, and all such jurisdictions have adopted varying forms of reciprocal statutes. The effect of this legislation is likely to increase competition within the State of Alabama among banking institutions located in Alabama and from banking institutions, many of which are larger than Bancshares, located in the area affected by the legislation.

     Supervision, Regulation and Governmental Policy

     Bank Holding Company Regulation. As a registered bank holding company, Bancshares is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Board of Governors") under the Bank Holding Company Act of 1956, as amended. As a bank holding company, Bancshares is required to furnish the Board of Governors an annual report of its operations at the end of each fiscal year and to furnish such additional information as the Board of Governors may require pursuant to the Bank Holding Company Act. The Board of Governors may also make examinations of Bancshares.

     The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Board of Governors (i) before it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will directly or indirectly own or control more than five percent of the voting shares of such bank; (ii) before it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; or (iii) before it may merge or consolidate with any other bank holding company. In reviewing a proposed acquisition, the Board of Governors considers financial, managerial and competitive aspects, and must take into consideration the future prospects of the companies and banks concerned and the convenience and needs of the community to be served. As part of its review, the Board of Governors concentrates on the pro forma capital position of the bank holding company and reviews the indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the bank holding company can service such indebtedness in a manner that does not adversely affect the capital requirements of the holding company or its subsidiaries. The Bank Holding Company Act further requires that consummation of approved acquisitions or mergers be delayed for a period of not less than 30 days following the date of such approval. During the 30 day period, complaining parties with respect to competitive issues may obtain a review of the Board of Governors' order granting its approval by filing a petition in the appropriate United States Court of Appeals petitioning that the order be set aside. The Board of Governors may not approve the acquisition by Bancshares of any voting shares of, or substantially all the assets of, any bank located outside Alabama unless such acquisition is specifically authorized by the statutes of the state in which the bank to be acquired is located.

     The Bank Holding Company Act prohibits (with specific exceptions) Bancshares from engaging in nonbanking activities or from acquiring or retaining direct or indirect control of any company engaged in nonbanking activities. The Board of Governors by regulation or order may make exceptions for activities determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Board of Governors considers whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, making, acquiring or servicing loans, leasing personal property, providing certain investment or financial advice, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions by the bank holding company and certain limited insurance underwriting activities have all been determined by regulations of the Board of Governors to be permissible activities. The Bank Holding Company Act does not place territorial limitations on permissible bank-related activities of bank holding companies. However, despite prior approval, the Board of Governors has the power to order a holding company or its subsidiaries to terminate any activity, or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength to each of its bank subsidiaries and to take measures, including possible loans to its subsidiaries in the form of capital notes or other instruments, to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. However, any loans from the holding company to a subsidiary depository institution likely would be unsecured and subordinated to such institution's depositors and certain other creditors.

     Bank Regulation. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. The major responsibility of the FDIC with respect to insured banks is to protect depositors as provided by law in the event a bank is closed without adequate provision having been made to pay claims of depositors. It also acts to prevent the development or continuation of unsafe or unsound banking practices. The FDIC is authorized to examine the Bank in order to determine its condition for insurance purposes. The FDIC must approve any merger or consolidation involving the Bank where the resulting bank is a state-chartered, non-Federal Reserve member bank. The Bank is not a member of the Federal Reserve System. The FDIC is also authorized to approve conversions, mergers, consolidations, and assumption of deposit liability transactions between insured and noninsured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured bank that is not a member of the Federal Reserve System.

     Since the Bank is chartered under the laws of the State of Alabama, it is also subject to supervision and examination by the Alabama State Banking Department ("Department") and is subject to regulation by the Department of all areas of its operations. Alabama law and the regulations of the Department restrict the payment of dividends by state chartered banks. Under applicable law and regulations, cash dividends may not be paid without the approval of the Department if the total of all dividends declared by a bank in any calendar year exceeds the total of its net earnings of that year combined with the net retained earnings of the preceding two years, less any required transfers to surplus. Cash dividends in excess of 90% of the earnings of a bank may not be declared or paid at any time unless the surplus of such bank shall be equal to at least 20% of the bank's capital.

     In accordance with regulatory restrictions, the Bank had at December 31, 1995, $7,441,820 of undistributed earnings included in consolidated retained earnings available for distribution to Bancshares as dividends without prior regulatory approval.

     Supervision, regulation and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of Bancshares common stock.

     Other Applicable Regulatory Provisions. Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which require the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank that has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

     In August 1989, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA, among other things, abolished the Federal Savings and Loan Insurance Corporation and established two new insurance funds under the jurisdiction of the Federal Deposit Insurance Corporation: the Savings Association Insurance Fund (the "SAIF") and the Bank Insurance Fund ("BIF"). The Bank's deposits are insured by the BIF. Effective January 1, 1996, the FDIC has adopted a new risk-based premium schedule of rates for annual insurance assessments paid by banks whose deposits are insured by the BIF. The new schedule will reduce assessments for all but the riskiest institutions. Under the new schedule, annual assessments range from $.00 to $.27 for every $100.00 of the Bank's assessment base (which is the sum of all demand and savings deposits plus accrued interest less unposted debits, pass through reserve balances, and other items) with a minimum assessment of $1,000.00 per institution per semi-annual period. The FDIC may adjust the assessment rates semiannually as necessary to maintain BIF reserves of at least 1.25% of total deposits insured ($1.25 per $100.00 of deposits insured) but cannot increase or decrease the rates by any more than 5 basis points (.05%) in the aggregate without opportunity for notice and comment.

     The actual assessment rate applicable to a particular institution depends upon a risk assessment classification assigned to the institution by the FDIC. The FDIC will assign each financial institution to one of three capital groups--well capitalized, adequately capitalized, or undercapitalized, as defined in the regulations implementing the prompt corrective action provisions of FDICIA--and to one of three subgroups within a capital group on the basis of supervisory evaluations by the institution's primary federal, and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The Bank's current risk assessment classification is "well-capitalized," for which the current assessment rate is $.04 per $100 of its assessment base. Legislation has been introduced in the House of Representatives that would merge the BIF with the SAIF to create a single federal insurance program for all depository institutions. This legislation, if passed, could impose a material increase in assessment rates for BIF insured institutions.

     FIRREA also imposes, with certain limited exceptions, a "cross guarantee" on the part of commonly-controlled depository institutions. Under this provision, if one depository institution's subsidiary of a multi-unit holding company fails or requires FDIC assistance, the FDIC may assess a commonly-controlled depository institution for the estimated losses suffered by the FDIC. Although the FDIC's claim is junior to the claims of nonaffiliated depositors, holders of secured liabilities, general creditors, and subordinated creditors, it is superior to the claims of shareholders.

     In 1992, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA authorizes the Bank Insurance Fund ("BIF") to borrow up to $30 billion from the United States Treasury to be repaid by the banking industry through deposit insurance assessments. FDICIA required the federal banking agencies and the FDIC, as insurer, to take prompt action to resolve the problems of insured depository institutions. All depository institutions will be classified into one of five categories ranging from well-capitalized to critically undercapitalized. As an institution's capital level declines, it would become subject to increasing regulatory scrutiny and tighter restrictions. FDICIA further requires an increase in the frequency of "fullscope, on-site" examinations and expands the current audit requirements. In addition, federal banking agencies are mandated to review and prescribe uniform accounting standards that are at least as stringent as Generally Accepted Accounting Principles. FDICIA permits the merger or acquisition of any depository institutions with any other, provided that the transaction is approved by the resulting entity's appropriate federal banking agency. This would permit, for the first time, direct mergers between banks and thrift institutions.

     Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements, as defined by the regulations implementing FDICIA. If a depository institution fails to meet regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution to limit growth, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. Under FDICIA, a bank holding company must guarantee that an undercapitalized subsidiary bank meets its capital restoration plan, subject to certain limitations.

     Because of concerns relating to the competiveness and the safety and soundness of the industry, the Congress is considering, even after the enactment of FIRREA and FDICIA, a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to eliminate the present restriction on interstate branching by banks, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks.

     Federal law and regulations adopted by the Board of Governors and the FDIC (the "Agencies") require banks to define the geographic areas they serve and the services provided in these geographic areas. These agencies are required to consider compliance with these regulations and the services made available to geographic areas served in ruling on applications by banks for branches and other deposit facilities, relocation of banking offices and approval of mergers, consolidations, acquisitions of assets or assumptions of liabilities. The Board of Governors is also required to consider compliance with these regulations in ruling on applications under the Bank Holding Company Act for, among other things, the approval of the acquisition of shares of a bank.

     Under federal law, restrictions are placed on extensions of credit by the Bank to insiders of Bancshares, to insiders of the Bank and to insiders of correspondent banks and on extensions of credit by such correspondent banks to insiders of Bancshares or the Bank.

     Recent legislation reduced substantially the limitations against branching by Alabama banks. Effective September 29, 1995, Alabama banks may establish a branch or office in any location within Alabama upon prior approval of the Superintendent of Banks. Alabama banks may also establish branches or offices in any other state, any territory of the United States, or any foreign country, provided that the branch or office is established in compliance with federal law and the law of the proposed location and is approved by the Alabama Superintendent of Banks. Under former law, Alabama banks could not establish a branch in any location other than its principal place of business, except as authorized by local laws or general laws of local application. This legislation is likely to increase competition within the State of Alabama among banking institutions located in Alabama and from banking institutions outside of Alabama, many of which are larger than Bancshares.

     Dividend Restrictions. In addition to the Alabama statutory dividend restrictions discussed above under the caption "Bank Regulation," federal banking regulators are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The Board of Governors has indicated that it would generally be an unsafe and unsound practice to pay dividends except out of operating earnings.

     Effect of Governmental Policies. The earnings and business of Bancshares and the Bank are and will be affected by the policies of various regulatory authorities of the United States, especially the Board of Governors. Important functions of the Board of Governors, in addition to those enumerated above, are to regulate the supply of credit and to deal with general economic conditions within the United States. The instruments of monetary policy employed by the Board of Governors for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

     In view of the changing conditions in the national economy, in the money markets, in the federal government's fiscal policies and in the relationships of international currencies, as well as the effect of actions by the Board of Governors, no predictions can be made as to how these external variables, over which Bancshares' management has no control, may in the future affect possible interest rates, deposit levels, loan demand or the business and earnings of Bancshares and the Bank.

     Capital Adequacy Requirements. In July of 1988, the Basle Committee on Banking Regulations and Supervisory Practices (which included representatives of the United States and eleven other countries) issued proposals for the international convergence of capital measurement and capital standards for international banks. Each of the three agencies responsible for risk-based capital requirements, the Comptroller of the Currency (the "Comptroller"), the Board of Governors and the FDIC, have issued their final risk-based capital guidelines (the "Capital Guidelines").

     Generally, the Capital Guidelines significantly revise the definition of capital and establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risks. Capital is classified into two tiers. The first tier ("Tier I") consists primarily of equity stock, as reduced by goodwill. The supplementary or second tier ("Tier II") consists of allowances for loan losses and other forms of capital, such as, among other things, specific types of preferred stock, mandatory convertible securities and term subordinated debt. Subordinated and intermediate-term preferred stock debt included in Tier II capital is limited to a maximum of 50 percent of Tier I capital. Also, Tier II capital cannot exceed 100 percent of Tier I capital, which places more emphasis on tangible equity than does the present primary capital test. The Capital Guidelines also assign risk-weightings to various types of bank assets to take into account different risks associated with different activities. Banks must have a capital to risk-weighted asset ratio of 8 percent, 4 percent of that amount to consist of Tier I capital.

     The foregoing is a brief summary of certain statutes, rules and regulations affecting Bancshares and the Bank. Numerous other statutes and regulations have an impact on the operations of these entities.

     Tax Considerations. The Revenue Reconciliation Act of 1993
(the "Act") revised the federal income tax provisions respecting the taxation of corporations by increasing the top marginal federal income tax rate from 34% to 35% beginning January 1, 1993.

     Statistical Information

     Statistical information concerning the business of Bancshares is set forth in Part II of this report.

Item 2. Properties.

     Bancshares owns no property and does not expect to own any.
The business of Bancshares is conducted from the offices of the Bank.

     The Bank has operated from its main office at 131 West Front Street since 1959. It is in a two-story building with approximately 17,000 square feet. During 1986, construction upon Bancshares' and the Bank's main offices at 131 West Front Street, Thomasville, was completed. Approximately 10,000 square feet of office space was added as a result of this construction.

     The Bank operates seven branches in addition to its main office. The Highway 43 branch is located at the intersection of State Highway 43 and Nichol Avenue and is in a one-story brick building with approximately 3,500 square feet. The Coffeeville branch is located on Highway 84 in Coffeeville, approximately 33 miles from Thomasville, and it is in a one-story brick building of approximately 2,000 square feet. The Fulton branch is located on State Highway 178, approximately eight miles from Thomasville, in a one-story frame building of approximately 2,000 square feet. The Butler branch is located at 305 South Mulberry Street, Butler, Alabama in a one-story brick building of approximately 12,000 square feet. There are four drive-in teller facilities at this location. The Gilbertown branch, which consists of a one-story brick building of approximately 2,000 square feet, is located at the intersection of High Street and Highway 17 in Gilbertown, Alabama. There is one drive-in facility at this location. The Grove Hill branch is located at 131 Main Street in Grove Hill, Alabama. This branch is in a one-story brick building with approximately 2,700 square feet and two drive-in facilities. The Jackson Branch opened on November 19, 1990, and is located at the intersection of Highway 69 and College Avenue in Jackson, Alabama. The building is a one-story brick building of approximately 2,800 square feet with two drive-in facilities. All of the Bank's offices are owned in fee by the Bank without encumbrance.

Item 3. Pending Legal Proceedings.

     Bancshares and the Bank, because of the nature of their businesses, are subject at various times to numerous legal actions, threatened or pending. In the opinion of Bancshares, based on review and consultation with legal counsel, the outcome of any litigation presently pending against Bancshares or the Bank will not have a material effect on Bancshares' consolidated financial statements or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

                             PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters.

     At the 1995 Annual meeting of Bancshares, the shareholders of Bancshares approved an amendment to the Amended Articles of Incorporation of Bancshares increasing its authorized shares from 600,000 shares, with a par value of $.25 per share, to 2,400,000 shares, with a par value of $.01 per share and authorizing a split of each issued and outstanding share of Bancshares common stock into four shares of common stock, each with a par value of $.01 (the "Stock Split"). There are currently 2,202,060 shares of Bancshares common stock issued and 2,137,960 shares outstanding. As of December 31, 1995, there were approximately 564 shareholders of Bancshares.

     The Bank is authorized by its Articles of Incorporation to issue 25,000 shares of common stock, par value $1.00 per share, all of which are outstanding. Bancshares is the only shareholder of the Bank.

     There is no established public trading market for Bancshares common stock. Management of Bancshares is aware that from time to time Bancshares common stock is sold in private transactions. Management of Bancshares is aware of approximately 19 sales of Bancshares common stock since January 1, 1995 at prices ranging from $10.00 to $11.50 per share (adjusted for the stock split).

     Bancshares has paid dividends on its common stock on a quarterly basis in the past three years. On December 21, 1993, Bancshares declared a ten percent stock dividend payable to shareholders of record on that date. As a result, Bancshares distributed 50,047 shares before January 31, 1994. The dividends retroactively adjusted for the 10% stock dividend in 1993 and the stock split are as follows:

                                            Dividend paid
                                            on Common Stock
     Fiscal Year                            (per share)

        1993                                    $.3625
        1994                                    $.42
        1995                                    $.44

     As a holding company, Bancshares, except under extraordinary circumstances, will not generate earnings of its own, but will rely solely on dividends paid to it by the Bank as the source of income to meet its expenses and pay dividends. Under normal circumstances, Bancshares' ability to pay dividends will depend entirely on the ability of the Bank to pay dividends to Bancshares.

     The Bank is a state banking corporation and the payment of dividends by the Bank is governed by the Alabama Banking Code. The restrictions upon payment or dividends imposed by the Alabama Banking Code are described in Part II, Item 5 of Bancshares' Annual Report on Form 10-K for the year ended December 31, 1984, and such description is incorporated herein by reference.

Item 6. Selected Financial Information.


                    UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
                              SELECTED FINANCIAL INFORMATION
                                 Year Ended December 31,


                                       1995         1994         1993        1992         1991

                                         (In Thousands of Dollars, Except Per Share Amounts)

Total Interest Income                $ 16,167     $ 14,025     $ 12,154    $ 12,384     $ 12,698
Total Interest Expense                  7,002        5,420        4,642       5,434        6,810

Net Interest Income                  $  9,165     $  8,605     $  7,512    $  6,914     $  5,888
Provision for Possible Loan Losses          0           29           51         135          328

Net Interest Income After Provision
  for Possible Loan Losses           $  9,165     $  8,576     $  7,461    $  6,779     $  5,560
Other Non-Interest Income               1,111        1,041        2,240       2,599        2,146
Other Non-Interest Expense             (5,229)      (5,231)      (5,137)     (5,187)      (4,624)

Income Before Income Taxes           $  5,047     $  4,386     $  4,564    $  4,191     $  3,082
Applicable Income Taxes                 1,432        1,161        1,374       1,134          948

Net Income                           $  3,615     $  3,225     $  3,190    $  3,057     $  2,134

Per Common Share:
  Net Income                         $   1.69     $   1.51     $   1.49    $   1.43     $   1.00
  Cash Dividends Declared            $   0.44     $   0.42     $   0.36    $   0.33     $   0.28


                                                      At December 31,

                                 1995         1994          1993         1992         1991

Total Loans, Net              $  54,203     $ 56,733      $ 52,945     $ 49,590     $ 52,769
Total Assets                  $197,468      $186,441      $168,782     $149,848     $144,182
Total Deposits                $146,515      $142,284      $132,519     $130,816     $122,005
Long-Term Debt                $    681      $    764      $  5,847     $      0     $      0
Total Shareholders' Equity    $ 25,229      $ 18,721      $ 19,611     $ 17,159     $ 14,551


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"), and should be read in conjunction with the Audited Financial Statements and Notes thereto included herein. United Security is the parent holding company of United Security Bank (the "Bank"), and it has no operations of consequence other than the ownership of its subsidiary. The emphasis of this discussion will be on the years 1995, 1994, and 1993. All yields presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

     At December 31, 1995, United Security had consolidated assets of approximately $197.5 million and operated eight banking locations in a two-county area. These eight locations contributed over $3.6 million to consolidated net income in 1995. United Security Bank's sole business is banking; therefore, loans and investments are the principal source of income.

     This discussion contains certain forward looking statements with respect to the financial condition, results of operation and business of United Security and the Bank related to, among other things:

     (A) trends or uncertainties which will impact future operating results, liquidity and capital resources, and the relationship between those trends or uncertainties and nonperforming loans and other loans;

     (B) the diversification of product production among timber related entities and the effect of that diversification on the Bank's concentration of loans to timber related entities;

     (C) the composition of United Security's derivative securities portfolio and its interest rate hedging strategies and volatility caused by uncertainty over the economy, inflation and future interest rate trends;

     (D) the effect of the market's perception of future inflation and real returns and the monetary policies of the Federal Reserve Board on short and long term interest rates; and

     (E) the effect of interest rate changes on liquidity and interest rate sensitivity management.

These forward looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities:

     (1) the perceived diversification in product production within the timber industry fails to protect the Bank from its concentration of loans to the timber industry as a result of, for example, the emergence of technological developments or market difficulties that affect the timber industry as a whole,

     (2) periods of lower interest rates accelerate the rate at which the underlying obligations of mortgage-backed securities and collateralized mortgage obligations are prepaid, thereby affecting the yield on such securities held by the Bank;

     (3) inflation grows at a greater-than-expected rate with a material adverse effect on interest rate spreads and the assumptions management of United Security has used in its interest rate hedging strategies and interest rate sensitivity gap strategies;

     (4) United Security encounters difficulty in integrating the operations of Brent Banking Company;

     (5) rising interest rates adversely affect the demand for the new consumer home equity line of credit to be introduced in 1996; and

     (6) general economic conditions, either nationally or in Alabama, are less favorable than expected.

Financial Condition

     United Security's financial condition depends primarily on the quality and nature of the Bank's assets, liabilities and capital structure, the quality of its personnel, and prevailing market and economic conditions.

     The majority of the assets and liabilities of a financial institution are monetary and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets and inventories. Inflation has an important impact on the growth of total assets in the banking industry, resulting in the need to increase equity capital at rates greater than the applicable inflation rate in order to maintain an appropriate equity to asset ratio. Also, the category of other expenses tends to rise during periods of general inflation.

     Management believes the most significant factor in producing quality financial results is the Bank's ability to react properly and timely to changes in interest rates. Management is attempting to maintain a balanced position between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations. The following table reflects the distribution of average assets, liabilities, and shareholders' equity for the three years ended December 31, 1995, 1994, and 1993.


Distribution of Assets, Liabilities, and Shareholders' Equity, with
Interest Rates and Interest Differentials


                                                          December 31,

                                 1995                        1994                        1993

                      Average            Yield/   Average            Yield/   Average            Yield/
                      Balance  Interest  Rate%    Balance  Interest  Rate%    Balance  Interest  Rate%

                                        (In Thousands of Dollars, Except Percentages)
ASSETS
Interest-Earning
Assets:
 Loans-Domestic
  (Note A)           $ 56,956   $ 5,528   9.71%   $ 55,842  $ 4,835  8.66%   $ 51,603  $ 4,540   8.80%
 Taxable Investments
  (Note B)            109,288     9,673   8.85%     96,931    8,345  8.61%     84,905    6,811   8.02%
 Non-Taxable           13,381       917   6.85%     12,308      835  6.78%     10,572      755   7.14%
 Federal Funds Sold       792        49   6.19%        228       10  4.39%      1,530       48   3.14%

   Total Interest-
     Earning Assets  $180,417   $16,167   8.96%   $165,309  $14,025  8.48%   $148,610  $12,154   8.18%

Non-Interest Earning
Assets:
 Cash and Due
  from Banks            5,148                        5,192                      4,624
 Premises               3,730                        3,832                      3,823
 Other Assets           4,359                        4,031                      2,256
 Allowance for Loan
  Losses (Deduction)     (786)                        (765)                      (729)

   Total             $192,868                     $177,599                   $158,584

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-Bearing
Liabilities:
  Demand Deposits    $ 23,907   $   627   2.62%   $ 27,080  $   712  2.63%   $ 25,569  $   734   2.87%
  Savings Deposits     15,247       453   2.97%     14,898      443  2.97%     13,545      404   2.98%
  Time Deposits        82,412     4,489   5.45%     76,248    3,458  4.54%     73,824    3,296   4.46%
  Other Liabilities    23,457     1,433   6.11%     16,828      807  4.80%      6,778      208   3.07%

    Total Interest-
      Bearing
      Liabilities    $145,023   $ 7,002   4.83%   $135,054  $ 5,420  4.01%   $119,716  $ 4,642   3.88%

Non-Interest Bearing
Liabilities:
 Demand Deposits       23,079                       21,898                     18,716
 Other                  1,785                        1,533                      1,728
 Shareholders' Equity  22,981                       19,114                     18,424

    Total            $192,868                     $177,599                    $158,584

Net Interest Earnings           $ 9,165                     $ 8,605                    $ 7,512

Net Yield on Interest-
  Earning Assets                          5.08%                      5.21%                       5.05%

Note A -- For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.
Note B -- Taxable investments include all held-to-maturity, available-for-sale, and trading accounting securities.


Loans and Allowances for Possible Loan Losses

     Net loans decreased in 1995 to $54,203,166, primarily as a result of several large lines of credit paying out or paying down in the fourth quarter. The total decrease in the loan portfolio amounted to $2.5 million or 4.46% of gross loans outstanding. Commercial loans decreased 1.64% to $34,107,901, and real estate loans decreased 5.64% to $16,267,120. Construction activity in the trade area tends to be predominantly commercial. During the year, the Bank has been able to secure some of the construction loan business in this area.

     Consumer installment loans continued to decline in 1995. The decrease of 17.11% in this area left $5,094,531 in total consumer installment loans outstanding on December 31, 1995. The Bank intends to market a new home equity line for consumer loans tied to our credit card program in the spring of 1996. This new product should help to retain some of the consumer loans and generate additional loans as well.

     An allowance for loan losses is maintained by the Bank to provide for the coverage of potential losses in the loan portfolio. The level of this reserve is based on management's combined evaluation of the credit risk of each loan. A risk rating is assigned to each loan, and this rating is reviewed at least annually. In assigning risk, management takes into consideration the capacity of the borrower to repay the loan, the collateral value, recent loan loss experience, current economic conditions and other factors.

     The Bank's loan policy requires immediate recognition of a loss if significant doubt exists as to the repayment of the principal balance of a loan. Consumer installment loans are generally recognized as losses if they become 90 days or more delinquent. The only exception to this policy occurs when the underlying value of the collateral or the customer's financial position makes a loss unlikely.

     A credit review of individual loans is conducted periodically by branch and by officer. Gross and net charge-offs in the current year are analyzed when determining the amount of the reserve. The current level of the allowance in relation to the total loans outstanding and to historical loss levels is included in this calculation.

     Loan officers and other personnel handling loan transactions undergo continuous training dedicated to improving the credit quality as well as the yield of the loan portfolio. United Security operates under a written loan policy which attempts to guide lending personnel in maintaining a consistent lending function. This policy is intended to aid loan officers and lending personnel in making sound credit decisions and to assure compliance with state and federal regulations. In addition, the intent of the loan policy is to provide lending officers with a guide to making loans which will provide an adequate return while providing services to the communities and trade areas in which we are located.

     The balance of $778,391 in the allowance for loan loss account as of December 31, 1995, is considered by management to be adequate. The allowance is 1.40% of total loans.

     The following table shows the Bank's loan distribution as of December 31, 1995, 1994, and 1993.


                                                          December 31,

                                                  1995        1994        1993

                                                   (In Thousands of Dollars)

Commercial, Financial, and Agricultural          $34,108     $34,676     $29,962
Real Estate                                       16,267      17,240      16,224
Installment                                        5,095       6,146       8,295

   Total                                         $55,470     $58,062     $54,481


     The amounts of total loans (excluding installment loans) outstanding at December 31, 1995, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less,
(2) more than one year but within five years, and (3) more than five years, are shown in the following table.


                                                                     Maturing

                                                           After One
                                                Within     But Within   After
                                                One Year   Five Years   Five Years  Total

                                                        (In Thousands of Dollars)

Commercial, Financial, and Agricultural          $25,351     $ 8,305    $   452     $34,108
Real Estate -- Mortgage                            3,281       9,585      3,401      16,267

    Total                                        $28,632     $17,890    $ 3,853     $50,375


     Variable rate loans totaled approximately $11.1 million and are included in the one-year category.

     Gross charge-offs for the year totaled $84,786. This is approximately equal to the gross charge-offs for 1994. The Bank was in a net recovered position for the year as recoveries on prior charge-offs exceeded current gross charge-offs by $6,391. Non-performing assets as a percentage of total loans and other real estate was .59% which is not a significant change from the previous year. Accruing loans past due 90 days or more at year-end increased from $79,000 in 1994 to $150,000 in 1995. These loans are reviewed closely by management and are allowed to continue accruing only because of underlying collateral values or due to the financial strength of the borrowers. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual, and their asset value down graded.

NOTE: The Bank had no loans considered to be impaired as defined by Statement of Financial Accounting Standards
          Number 114 "Accounting by Creditors for Impairment of a
          Loan" which was adopted in 1995.

Non-Performing Assets

     The following table presents information on non-performing loans and real estate acquired in settlement of loans.

                                                          December 31,

                                                    1995      1994       1993

                                                     (In Thousands of Dollars)

Non-Performing Loans:
  Loans Accounted for on a Non-Accrual Basis       $  169     $  270     $  785
  Accruing Loans Past Due 90 Days or More             150         79         22
  Real Estate Acquired in Settlement of Loans           0         55        145

     Total                                         $  319     $  404     $  952

Percent of Net Loans and Other Real Estate           0.59%      0.71%      1.79%


NOTE: The Bank had no restructured loans as defined by Financial Accounting Standards Board ("FASB") Statement
          Number 15, "Accounting by Debtors and Creditors for
          Troubled Debt Restructurings."


     Non-performing loans and any other loans which have been classified for regulatory purposes do not represent or result from trends or uncertainties which will materially impact future operating results, liquidity, or capital resources. Management is not aware of information which would cause serious doubts as to the ability of borrowers to comply with present repayment terms. Total non-performing loans decreased during 1995 by 21% and represent only .59% of net loans. Non-performing loans continue to decline for several reasons. Through continuous training, our lending officers are directed by the Bank's conservative written loan policy to make loans within our trade area, to obtain adequate down payments on purchase-money transactions, and to lend within policy guidelines on other transactions. In addition, the Bank's loan review officer conducts an independent review of individual loans by branch and officer.

     United Security Bank discontinues the accrual of interest on a loan when management has reason to believe the financial condition of the borrower has deteriorated so that the collection of interest is in doubt. When a loan is placed on non-accrual, all unpaid accrued interest is reversed against current income unless the collateral securing the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans is generally either applied against the principal or reported as interest income, according to management's judgement as to whether the borrower can ultimately repay the loan. A loan may be restored to accrual status if the obligation is brought current, performs in accordance with the contract for a reasonable period and if management determines that the repayment of the total debt is no longer in doubt.

     It is the policy of United Security Bank to immediately charge-off as loss all amounts judged to be uncollectible. Management is aware that certain losses may exist in the loan portfolio which have not been specifically identified. The allowance for loan losses is established for this reason. The provision was $778,391 at year-end and represented 1.40% of total loans outstanding. Management believes this allowance is adequate to absorb any future loan losses.

Allocation of Allowance for Possible Loan Losses

     The following table shows an allocation of the allowance for possible loan losses for each of the three years.


     December 31,

                                                1995              1994               1993

                                                  Percent            Percent            Percent
 Category                                 Amount  of Total   Amount  of Total   Amount  of Total

                                                       (In Thousands of Dollars)

Commercial, Financial, and Agricultural   $ 506     65%      $ 501     65%      $ 488     65%
Real Estate                                 156     20         155     20         150     20
Installment                                 116     15         116     15         112     15

     Totals                               $ 778    100%      $ 772    100%      $ 750    100%


     The table above is based in part on the loan portfolio make-up, the Bank's internal risk evaluation, historical charge-offs, past-due loans, and non-accrual loans. Management considers this allocation as a guide and not restrictive to each category.

     Net charge-offs as shown in the "Summary of Loan Loss
Experience" below indicates the trend for the past five years.
Management does not anticipate charge-offs in 1996 to exceed the five-year average of $187,000.

Summary of Loan Loss Experience

     This table summarizes the Bank's loan loss experience for each of the five years indicated.

                                                             December 31,

                                              1995      1994      1993     1992      1991

                                                           (In Thousands of Dollars)

Balance at Beginning of Period               $ 772     $ 750     $ 710    $ 627     $ 624
Charge-Offs:
  Commercial, Financial, and Agricultural       52        41        51       52       306
  Real Estate -- Mortgage                        0         5         6       61        98
  Installment                                   25        25        46       60        68
  Credit Cards                                   8         9         6       15         0

                                             $  85     $  80     $ 109    $ 188     $ 472

Recoveries:
  Commercial, Financial and Agricultural     $  50     $  38     $  38    $  64     $  67
  Real Estate -- Mortgage                        0         0         1        0         4
  Installment                                   33        32        55       68        76
  Credit Cards                                   8         3         4        4         0

                                             $  91     $  73     $  98    $ 136     $ 147

Net Charge-Offs (Deduction)                  $   6     $  (7)    $ (11)   $ (52)    $(325)
Additions Charged to Operations                  0        29        51      135       328

Balance at End of Period                     $ 778     $ 772     $ 750    $ 710     $ 627

Ratio of Net Charge-Offs During Period to
  Average Loans Outstanding                      0%     0.01%     0.02%    0.10%     0.61%


Non-Accruing Loans

     Summarized below is information concerning the income on those loans with deferred interest or principal payments resulting from a deterioration in the financial condition of the borrower.

                                                          December 31,

                                                      1995    1994     1993

                                                    (In Thousands of Dollars)

Total Loans Accounted for on a Non-Accrual Basis      $169    $270     $785
Interest Income that Would Have Been Recorded
  under Original Terms                                  23      53       65
Interest Income Reported and Recorded During
  the Year                                              10      44       35


     Total loans accounted for on a non-accrual basis decreased by $100,603 in 1995. Total non-accruing loans at year-end were $169,064. Lending officers and other personnel involved in the lending process receive ongoing training, and emphasis is placed on the quality of our loan portfolio. The Bank has no foreign loans. The Bank does not make loans on commercial property outside our market area. The Bank continues to be conservative in its lending directives.

Timber Industry Concentration

     United Security Bank is located in Clarke and Choctaw Counties, Alabama. Our trade area, however, covers portions of six counties in Alabama and three counties in Mississippi and is in the heart of the timber producing area in the State of Alabama. Our neighboring counties of Marengo, Monroe, Washington, and Wilcox are all in the top ten counties in the State in timber production. We have several major paper mills in our trading area including Alabama River Paper, Boise Cascade, James River Corporation, and MacMillan Bloedel. In addition, there are several sawmills, lumber companies, and pole and piling producers. This table shows the dollar amount of loans made to timber and timber-related companies and to the principals and employees of those companies as of December 31, 1995. The amount of these loans decreased from $22 million in 1994 to $20 million in 1995, a decrease of 9.3%. Timber-related loans as a percentage of total gross loans decreased from 38.04% in 1994 to 36.10% in 1995. The Bank's concentration in the timber industry as of December 31, 1995, is shown below.

                   Timber            Total       Percentage of
                Related Loans     Gross Loans     Total Loans

                 $20,027,101      $55,469,552        36.10%

     Management understands the concern for concentration of loans in timber and timber-related industries. However, we continue to feel these risks are reduced by the diversification of product production within these industries. Some of the mills and industries specialize in paper and pulp, some in lumber and plywood, some in poles and pilings, and others in wood and veneer. We do not feel that this concentration is excessive or that it represents a trend which might materially impact future earnings, liquidity, or capital resources of the Bank. Management does realize the Bank is heavily dependent on the economic health of the timber-related industries. The Bank continues to benefit from the area industries engaged in the growing, harvesting, processing and marketing of timber and timber-related products. The majority of the land in our trade area is used to grow pine and hardwood timber. Agricultural production loans make up less than 1% of the Bank's total loan portfolio.

Deposits

     Average total deposits have grown 14.9% during the last three years with a 3.2% increase in 1995. This growth can be attributed to the rate environment, product expansion, continued emphasis on quality service, and the Bank's safety and soundness.

     Average non-interest bearing demand deposits have increased 31% over the last three years. The growth for 1995 was 5.4%. The ratio of average non-interest bearing deposits to average total deposits also increased in 1995 to 16% from 15.6% in 1994 and 14.2% in 1993. The growth of United Security's non-interest bearing demand deposits can be attributed in part to the Bank's product enhancements such as the introduction of image checking technology and 24-hour account accessibility. This increase in non-interest bearing deposits continues to contribute to the gross interest margin.

     Another contributing factor in the growth in non-interest bearing demand deposits is the shift from interest bearing demand deposits the Bank experienced in 1995. Average interest-bearing demand deposits decreased 11.7% in 1995 and accounted for 16.5% of total average deposits for the year compared to 19.3% in 1994 and 19.4% in 1993. While some of these interest-bearing demand deposits moved to the non-interest bearing demand deposit accounts, it is clear that most transferred to time deposits.

     During the last three years, average time deposits increased 11.8%. This represents an increase of over $8.6 million. Average time deposits increased by 8.1% in 1995 compared to an increase of 3.3% in 1994 and .1% in 1993. Additionally, time deposits represented 57% of the total average deposits in 1995 compared to 54.4% in 1994 and 56.1% in 1993. This growth in time deposits coupled with the losses in interest-bearing demand deposits suggests that consumers were willing to sacrifice fund accessibility for a higher interest rate in 1995. This activity confirms the theory that the interest-bearing demand deposits were somewhat inflated in 1994 due to consumers waiting for rates to rise.

     Average savings deposits have grown 26.4% since the end of 1992. This growth slowed in 1995 with a growth rate of 2.3%. The ratio of average savings to average total deposits, however, stayed consistent at 10.5% in 1995 compared to 10.6% in 1994 and 10% in 1993.

     United Security's deposit base remains the primary source of funding for the Bank. The average deposit base represented 75% of average liabilities and equity in 1995. As seen in the table on the following page, overall rates on these deposits increased to 3.84% in 1995 compared to 3.29% in 1994 and 3.36% in 1993. This rate increase reflects the rising rate environment in 1995 as well as the shift from interest-bearing demand accounts to the higher rates of certificates of deposits. Emphasis continues to be placed upon attracting consumer deposits. It is United Security's intent to expand its consumer deposit base in order to continue to fund asset growth through growth in both demand deposits and consumer certificates of deposits. This will be accomplished by remaining safe and sound, enhancing our products, and providing aggressive quality service.

Average Daily Amount of Deposits and Rates

     The average daily amount of deposits and rates paid on such deposits is summarized for the periods in the following table.


                                                         December 31,

                                      1995                  1994                   1993

                                Amount     Rate       Amount      Rate       Amount      Rate

                                  (In Thousands of Dollars, Except Percentages)

Non-Interest Bearing DDA      $ 23,079               $ 21,898               $ 18,716
Interest-Bearing Demand         23,907     2.62%       27,080     2.63%       25,569     2.87%
Savings                         15,247     2.97        14,898     2.97        13,545     2.98
Time Deposits                   82,412     5.45        76,248     4.54        73,824     4.46

   Total                      $144,645     3.84%     $140,124     3.29%     $131,654     3.36%


     Maturities of Time Certificates of Deposits and Other Time
Deposits of $100,000 or more outstanding at December 31, 1995, are summarized as follows:

                                  Time         Other
                              Certificates      Time
   Maturities                 of Deposits     Deposits     Total

                                  (In Thousands of Dollars)

3 Months or Less               $ 3,463        $ 4,317     $ 7,780
Over 3 Through 6 Months          2,497              0       2,497
Over 6 Through 12 Months           856              0         856
Over 12 Months                   7,111              0       7,111

   Total                       $13,927        $ 4,317     $18,244

Investment Securities and Securities Available for Sale

     At December 31, 1995, total securities were $129 million. All securities held were classified as available for sale.

     Investment securities decreased $23.07 million with the election in July, 1995 to transfer the entire portfolio into available for sale.

     Securities available for sale include Collateralized Mortgage Obligations (CMOs) of $100.45 million, other mortgage backed securities of $13.97 million, state, county and municipal securities of $13.43 million, and other securities of $1.1 million. The total securities portfolio increased $16.29 million or 14.45% from December 1994 to December 1995.

     At December 1995, approximately $97.53 million in CMOs had floating interest rates which reprice monthly and $2.93 million had fixed interest rates.

     Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of mortgage-backed obligations and collateralized mortgage obligations. The mortgage-backed obligations in which United Security invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages ("mortgage-backed securities"). Mortgage-backed securities have yield and maturity characteristics corresponding to the underlying mortgages and any prepayments of principal due to prepayment, refinancing, or foreclosure of the underlying mortgages. Although maturities of the underlying mortgage loans may range up to 30 years, amortization and prepayments substantially shorten the effective maturities of mortgage-backed securities. Transactions in these securities have focused on the seven to ten year average life goal. Principal and interest payments also add significant liquidity to the balance sheet. In 1995, there was a continuing emphasis in Collateralized Mortgage Obligations ("CMOs"), all of which are collateralized by U.S. Government and Agency Mortgage Pools. The CMO market, in existence since 1983, was created to add liquidity to the mortgage-backed security ("MBS") market by furnishing better distribution of risk/reward profiles. Since CMOs are derived from MBS pools, they are labeled mortgage derivatives.

     The Federal Financial Institution Examination Council requires that all MBS derivatives be tested for suitability as an investment in the portfolio of financial institutions. These tests are run at purchase and periodically thereafter.

FFIEC Policy Statement -- Derivative MBS Tests

Tests

#1 -- Average Life Test

      Expected Average Life must be less than or equal to 10 years.

#2 -- Average Life Sensitivity Test

      Extends by more than 4 years or shortens by more than 6 years for immediate Treasury curve shifts of +/-300 basis points.

#3 -- Price Sensitivity Test

      Estimated price changes by more than 17% for immediate
      Treasury curve shifts of +/-300 basis points. (Price change measured from the offer, using constant spread to Treasury from Bid price.)

     The FFIEC Policy Statement specifically exempts floating-rate CMOs from the average life and average life sensitivity tests (#1 and #2) if the instrument is uncapped at the time of purchase or on subsequent re-testing dates.

     Securities that do not pass the applicable tests are designated "high risk". Institutions that hold high risk securities other than for trading may do so only to reduce interest rate risk.

     United Security held $30.93 million in securities which, at December 31, 1995, were designated high risk. $18.92 million of these securities were floating rate, and $10.18 million were inverse floating rate securities. These securities were purchased and/or are being held to hedge certain areas of interest rate risk in the portfolio and balance sheet. There were unrealized losses in this portion of the portfolio at December 31, 1995 of $1.82 million. Despite these unrealized losses, the securities in this segment of the portfolio produced $2.76 million in interest income and positive total return for 1995.

     The securities portfolio and its various components are monitored, and assessments are made regularly relative to United Security's exposure to high risk investments. Changes in the level of earnings and fair values of securities are generally attributable to fluctuations in interest rates as well as volatility caused by general uncertainty over the economy, inflation, and future interest rate trends. MBS and CMOs present some degree of additional risk in that mortgages collateralizing these securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of low interest rates when borrowers refinance their mortgages, creating prepayments on their existing mortgages.

     The composition of United Security's investment portfolio reflects United Security's investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of United Security's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling United Security's interest rate position while at the same time producing adequate levels of interest income.

     Fair market value of securities vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or other funding needs. There were unrealized gains (net of taxes) of $616,295 in the securities portfolio on December 31, 1995 versus net unrealized loss (net of taxes) of ($3,217,137) one year ago.

     United Security uses other off balance sheet derivative products for hedging purposes. These include interest rate swaps, caps, floors and options. The use and detail regarding these products are fully discussed under "Liquidity and Interest Rate
Sensitivity Management" and in Note R in the "Notes to Consolidated Financial Statements."

     Reversing the 1994 trend, 1995 can be described as a year of falling interest rates. Interest rates declined over 200 basis points for all maturities of one year or longer. In addition, the yield curve flattened dramatically from a spread of approximately 200 basis points in December of 1994 to 87 basis points at December 31, 995. Short-term interest rates are generally influenced by the monetary policy stance of the Federal Reserve while longer term rates are determined by the market's perception of future inflation and real returns. The long end of the curve saw another year of consumer inflation below 3% and with mixed economic signals and slower growth the outlook is for lower inflation in the future. The year ahead should see the curve steepen, particularly with the Federal Reserve easing short-term rates. The risk of much slower growth, higher unemployment, declining production, and possible recessions in Europe and Japan continues to be greater than the risk of inflation. United Security will continue to invest in rate-sensitive securities which should have less price exposure to changes in interest rates. It is expected that there will be continued use of various on and off balance sheet techniques to manage interest rate risk in the securities portfolio.

Condensed Portfolio Maturity Schedule

                                             Dollar       Portfolio
   Maturity Summary                          Amount       Percentage

Maturing in less than 1 year             $          0           0%
Maturing in 1 to 5 years                    1,185,835        0.92%
Maturing in 5 to 10 years                   1,108,523        0.86%
Maturing in over 10 years                 126,708,244       98.22%

    Total                                $129,002,602      100.00%

Condensed Portfolio Repricing Schedule

                                            Dollar       Portfolio
   Repricing Summary                        Amount       Percentage

Repricing in 30 days or less             $ 97,559,848       75.63%
Repricing in 31 to 90 days                  1,138,200        0.88%
Repricing in 91 days to 1 year                      0        0.00%
Repricing in 1 to 5 years                   1,269,238        0.98%
Repricing in 5 to 10 years                  1,108,523        0.86%
Repricing in over 10 years                 27,926,793       21.65%
    Total                                $129,002,602      100.00%

Investment Securities Available for Sale Maturity Schedule

                                                                         Maturing

                                                              After One            After Five
                                           Within             But Within           But Within            After
                                          One Year            Five Years            10 Years            10 Years

                                      Amount     Yield     Amount     Yield     Amount     Yield    Amount     Yield

                                                                 (In Thousands of Dollars, Except Yields)

Investment Securities Available for Sale:
  Obligations of SCMs                                      $1,186     6.69%     $1,108     6.47%    $ 11,136   6.09%
  Mortgage-Backed
    Securities                                                 93     7.46%                          114,331   9.51%
  Other                               $1,148     7.39%

    Total                             $1,148     7.39%     $1,279     6.75%     $1,108     6.47%    $125,467   9.21%


*Available for Sale Securities are stated at Market Value and Market Yield


Securities Gains and Losses

     Non-interest income from securities transactions, trading account transactions, and associated option premium and off-balance sheet income was up slightly in 1995 compared to 1994 but significantly less than in 1993. The majority of the profits realized in 1995 were generated in options and other related transactions. Losses in the investment securities area were a result of a restructuring of the fixed-rate portion of the portfolio into floating rates or other fixed rates for greater future returns.

     The table below shows the associated net gains or (losses) for the periods 1995, 1994, and 1993:


                                   1995           1994          1993

Investment Securities           $(103,414)     $(34,573)    $  900,837
Trading Account                    23,215       (97,525)        80,402
Options & Off-Balance Sheet
  Transactions                    221,797       225,228        257,471

    Total                       $ 141,598      $ 93,130     $1,238,710


     Losses in 1995 from sales of investment securities were net of gains of $511,610. Volume of sales as well as other information on securities is further discussed in Note C to the "Notes to Consolidated Financial Statements."

Investment Securities and Investment Securities Available for Sale

     The following table sets forth the carrying value of investment securities at the dates indicated.


                                                            December 31,

                                                  1995         1994        1993

                                                    (In Thousands of Dollars)

Investment Securities Held to Maturity:
  U.S. Treasury and Agencies Securities        $       0     $  3,252    $   3,171
  Obligations of States, Counties, and
    Political Subdivisions                             0       13,144       11,524
  Mortgage-Backed Securities                           0        5,631       15,860
  Other Securities                                     0          100           99

                                               $       0     $ 22,127     $ 30,654

Investment Securities Available for Sale:
  U.S. Treasury and Agency Securities          $       0     $    992     $  5,657
  Obligations of States, Counties, and
    Political Subdivisions                        11,989            0            0
  Mortgage-Backed Securities                     114,880       93,928       64,664
  Other Securities                                 1,148          815          805
  Unrealized Gains (Losses)                          986       (5,147)           0

                                                $129,003     $ 90,588     $ 71,126

      Total                                     $129,003     $112,715     $101,780


     The maturities and weighted average yields of the investment securities available-for-sale at the end of 1995 are presented in the preceding table based on stated maturity. While the average stated maturity of the Mortgage-Backed Securities (excluding CMO's) was 25.80 years, the average life expected was 10.64 years. The average stated maturity of the CMO portion of the portfolio was
27.34 years, and the average expected life was 17.63 years. The average expected life of investment securities available for sale was 15.65 years with an average yield of 8.86 percent.

Short-Term Borrowings

     Purchased funds can be used to satisfy daily funding needs, and when advantageous, for arbitrage. The following table shows information for the last three years regarding the Bank's short-term borrowings consisting of U.S. Treasury demand notes included in its Treasury, Tax, and Loan Account, securities sold under repurchase agreements, Federal Fund purchases (one day purchases), and other borrowings from the Federal Home Loan Bank.

                                          Other Short-Term Borrowings

                                           (In Thousands of Dollars)
Year Ended December 31:
     1995                                            $22,369
     1994                                            $17,652
     1993                                            $ 8,176

Weighted Average Interest Rate at Year-End:
     1995                                               5.82%
     1994                                               5.90%
     1993                                               2.19%

Maximum Amount Outstanding at Any Month's End:
     1995                                            $26,698
     1994                                            $17,980
     1993                                            $ 8,716

Average Amount Outstanding During the Year:
     1995                                            $19,657
     1994                                            $10,931
     1993                                            $ 2,040

Weighted Average Interest Rate During the Year:
     1995                                               6.11%
     1994                                               4.55%
     1993                                               2.64%

     Balances in these accounts fluctuate dramatically on a day-to-day basis. Rates on these balances also fluctuate daily, but as you can see in the chart above, they generally depict the current interest rate environment.

     The increase in short-term borrowings over the last two years can be attributed mainly to borrowings from the Federal Home Loan
Bank of Atlanta which the Bank joined in 1992.

Shareholders' Equity

     United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 1995, shareholders' equity totaled $25.2 million, or 12.8% of total assets compared to 10% and 11.6% for the same periods in 1994 and 1993, respectively. This level of equity assures United Security's shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate level of profitability and growth.

     Over the last three years shareholders' equity grew from $17.2 million at the beginning of 1993 to $25.2 million at the end of 1995. All of this growth was a result of internally generated retained earnings, with the exception of the market value adjustment made for the available for sale investments as required by Statement of Financial Accounting Standards No. 115. (See Note
A of the "Notes to Consolidated Financial Statements" for additional information.) This accounting change, adopted in 1994, accounted for over half of the equity increase in 1995. The internal capital generation rate (net income less cash dividends as a percentage of average shareholders' equity) was 11.6% in 1995, down from 12.2% in 1994.

     At United Security's annual meeting on April 25, 1995, the shareholders ratified a change in the par value of the Company's stock from $.25 to $.01 per share. Additionally, the shareholders approved an increase in the number of authorized shares from 600,000 shares to 2,400,000 shares in order for the Company to effect a four-for-one split of its stock payable to the shareholders of record on that date. This action had no effect on the total amount of shareholders' equity.

     United Security is required to comply with capital adequacy standards established by the banking regulatory agencies. Currently, the two basic measures of capital adequacy are the risk-based measure and the leverage measure.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with a specified risk-weighting factor. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The banking regulatory agencies have adopted initiatives to begin considering interest rate risk in computing risk-based capital ratios. On December 14, 1994, the Federal Reserve Board adopted amendments to its risk based capital guidelines for state member banks and bank holding companies. Under the final rule, institutions are generally directed not to include the component of common stockholders equity created by SFAS 115 (net unrealized holding gains and losses on securities available for sale).

     The minimum standard for the ratio of total capital to risk-weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits, and non-cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier I Capital"). The remainder ("Tier II Capital") may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier I Capital and Tier II Capital is "total risk-based capital".

     The banking regulatory agencies have also adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier I Capital to total assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3% level.

     The following chart summarizes the applicable bank regulatory capital requirements. United Security's capital ratios at December 31, 1995, substantially exceeded all regulatory requirements.

Risk-Based Capital Requirements

                                          Minimum        United Security's
                                         Regulatory          Ratio at
                                         Requirement     December 31, 1995

Tier I Capital to Risk-Adjusted Assets      4.00%              23.69%
Total Capital to Risk-Adjusted Assets       8.00%              24.44%
Tier I Leverage Ratio                       3.00%              12.46%


     Total capital also has an important effect on the amount of FDIC insurance premiums paid. Lower capital ratios can cause the rates paid for FDIC insurance to increase. United Security plans to maintain the capital necessary to keep FDIC insurance rates at a minimum.

     United Security attempts to balance the return to shareholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. Total cash dividends paid were $940,703 or $.44 per share compared to $.42 per share in 1994 and $.3625 per share in 1993. The total cash dividends represented a payout ratio of 26.02% in 1995 with a payout ratio of 27.84% and 24.36% in 1994 and 1993, respectively. This is the seventh consecutive year that United Security has increased cash dividends. The per share dividends are adjusted to reflect the four-for-one split authorized in 1995.

Ratio Analysis

     The following table presents operating and capital ratios for each of the last three years.

                                                  Year Ended December 31,

                                                 1995       1994       1993

Return on Average Assets                         1.87%      1.82%      2.01%
Return on Average Equity                        15.73%     16.87%     17.31%
Cash Dividend Payout Ratio                      26.02%     27.84%     24.36%
Average Equity to Average Assets Ratio          11.92%     10.76%     11.62%


Liquidity and Interest Rate Sensitivity Management

     The primary function of asset and liability management is to assure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Liquidity management involves the ability to meet day-to-day cash flow requirements of United Security's customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, United Security would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing during changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on the net interest margin.

     The asset portion of the balance sheet provides liquidity primarily from loan principal payments and maturities and through sales, maturities, and payments from the investment portfolio. Other short-term investments, such as Federal Funds Sold, are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $28.63 million at December 31, 1995.

     Investment securities maturing or repricing in the same time frame totaled $98.70 million or 76.51% of the investment portfolio at year-end 1995. In addition, principal payments on mortgage-backed securities totaled $2.82 million in 1995. For repricing purposes, $3.67 million in payments have been included in the one year or less categories in the Interest Rate Sensitivity Analysis, reflecting recent prepayment experience.

     The liabilities portion of the balance sheet provides liquidity through interest-bearing and non-interest-bearing deposit accounts. Federal Funds purchased, securities sold under agreements to repurchase and short-term borrowings are additional sources of liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.

     Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames during which the interest-bearing assets and liabilities are subject to changes in interest rates, either at replacement or maturity, during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and the volume of liabilities in the current portfolio that are subject to repricing in future time periods. These differences are known as interest sensitivity gaps and are usually calculated for segments of time and on a cumulative basis.

     Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly, while the timing of repricing for both the asset and the liability remains the same, thus affecting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself will not ensure maximum net interest income. Management continually evaluates the condition of the economy, the pattern of market interest rates, and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.

     The balance of cash and cash equivalents decreased at December 31, 1995, by $840,901. This decrease was the result of cash used in investing activities exceeding cash provided by operating and financing activities. Net income was the primary contributor from operating activities, while deposit growth was the main contributor to cash from financing activities. The primary sources of cash flows for United Security are earnings, proceeds from sales, payments and maturities of investment securities, and deposit growth, and short-term borrowings.

     Proceeds from sales and maturities of investments have consistently been reinvested in the investment portfolio. Although the majority of the portfolio has stated maturities in excess of ten years, the entire portfolio consists of securities that are readily marketable and which are easily convertible into cash. However, management does not rely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, etc. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings. The proceeds from sales and maturities of investments have been used to purchase additional investments.

     United Security currently has long-term debt and short-term borrowings that on average represent 11.7 percent of total liabilities and equity.

     United Security's total deposits have shown steady growth each year since 1990. This growth occurred primarily in time deposits. All deposit functions experienced growth in 1995 except interest-bearing demand deposits. This increase in deposits has been used primarily to finance a portion of the increase in the investment securities portfolio.

     The following table shows United Security's rate sensitive position at December 31, 1995, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts eligible to be repriced to current market rates in subsequent periods).


Interest Rate Sensitivity Analysis


                                                                December 31, 1995

                                                            (In Thousands of Dollars)

                                                                                  Over 5
                                                                                 Years and
                                             0-3          4-12          1-5      Non-Rate
                                            Months       Months        Years     Sensitive     Total

Earning Assets:
  Loans                                    $ 16,690     $ 13,093     $ 19,691     $  4,729     $ 54,203
  Taxable Investment Securities             100,216        2,754       13,202            0      116,172
  Tax-Exempt Investment Securities                0            0        1,186       12,245       13,431

      Total Earning Assets                 $116,906     $ 15,847     $ 34,079     $ 16,974     $183,806

Interest-Bearing Liabilities:
  Non-Interest-Bearing Demand Deposits     $      0     $      0     $      0     $ 24,366     $ 24,366
  Interest-Bearing Deposits
    Demand                                   23,126            0            0            0       23,126
    Savings                                       0          180       14,620            0       14,800
    Certificates of Deposits                 22,351       31,441       30,432            0       84,224
  Borrowings                                 22,390           63          336          344       23,133
  Shareholders' Equity                            0            0            0       14,157       14,157

      Total Funding Sources                $ 67,867     $ 31,684     $ 45,388     $ 38,867     $183,806

Interest Sensitivity Gap (Balance Sheet)   $ 49,039     $(15,837)    $(11,309)    $(21,983)    $      0

Off-Balance Sheet                          $(19,037)    $      0     $ 19,037     $      0     $      0

Interest Sensitive Gap                     $ 30,002     $(15,837)    $  7,728     $(21,983)    $      0

Cumulative Interest-Sensitive Gap          $ 30,002     $ 14,165     $ 21,893     $      0     $      0


     In addition to the ongoing monitoring of interest-sensitive assets and liabilities, United Security enters into various interest rate contracts ("interest rate protection contracts") to help manage United Security's interest sensitivity. Such contracts generally have a fixed notional principal amount and include (i) interest rate swaps where United Security typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, (ii) interest rate caps and floors purchased where United Security receives interest if the specified index falls below the floor rate or rises above the cap rate. All interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps and floors classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized. A discussion of interest rate risks, credit risks and concentrations in off-balance sheet financial instruments is included in Note R of the "Notes to Consolidated Financial Statements."


Interest Rate Protection Contracts


                                                                                Contract Terms
                               Notional   Carrying    Estimated              Weighted Average Rate
                                Amount     Value     Fair Value    Receive          Pay        Maturity
                                       (in Thousands)
Swaps:
Contracts  Terms
     1     Pay Fixed              890        0            14       Prime Rate   6.80%         21 mos.
     2     Receive Fixed       10,000        0           676       7.49%        1 mo. LIBOR   23 to 43 mos.



Caps and Floors:
Contracts  Terms                                                    Ranges           Maturity
     5     Caps Purchased      58,089      336           23     6.45% to 8.00%     4 - 35 mos.
     5     Floors Purchased    35,000      386          680     4.00% to 9.00%    18 - 36 mos.
     1     Cap Sold            10,000      (42)         (30)       7.45%               35 mos.

                              113,979      680        1,363

Income Taxes

     The effective tax rate as a percentage of pre-tax income was 28.4% in 1995 compared to 26.5% and 30.0% in 1994 and 1993, respectively. These rates are lower than the maximum Federal statutory rate of 35% due primarily to tax exempt interest income and tax credits generated by investments in low income housing partnerships. The Company's taxable income was also only in the 34% tax bracket. The Company's effective tax rate should continue to be lower than the maximum Federal rates in future years.

     Deferred income taxes are reported for timing differences between items of income and expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed in accordance with SFAS No. 109 "Accounting for Income Taxes" which was adopted in 1993.

Commitments

     The Bank maintains financial instruments with risk exposure not reflected in the Consolidated Financial Statements. These financial instruments are executed in the normal course of business to meet the financing needs of its customers and in connection with its investing and trading activities. These financial instruments include commitments to make loans, options written, standby letters of credit, and commitments to purchase securities for forward delivery.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The
Bank applies the same credit policy in making these commitments that it uses for on-balance sheet items.

     Collateral obtained upon exercise of the commitment is determined based on management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land, and other items. The Bank does not normally require collateral for standby letters of credit. As of December 31, 1995, the Bank had outstanding standby letters of credit and commitments to make loans of $1,352,853 and $28,329,347, respectively.

     For options written and commitments to purchase securities for forward delivery, the contractual amounts reflect the extent of the Bank's involvement in various classes of financial instruments and does not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures.

     Options are contracts that allow the buyer of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller or writer of the option. As a writer of options, the Bank is paid a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. As of December 31, 1995, the Bank's options written totaled $2,000,000.

     Commitments to buy and sell securities for delayed delivery require the Bank to buy and sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in securities values and interest rates between the commitment and delivery dates. The Bank's commitments to buy and sell securities for delayed delivery as of December 31, 1995, totaled $1,268,500 and $3,900,100, respectively.

     The Bank is prepared to fulfill the above commitments through scheduled maturities of loans and securities along with cash flows from operations, anticipated growth in deposits, and short-term borrowings.

Operating Results

Net Interest Income

     Net interest income is an effective measurement of how well management has matched interest-rate-sensitive assets and interest-bearing liabilities. The fluctuations in interest rates materially affect net interest income. The accompanying table analyzes these changes.

     Net interest income increased by $588,609 or 6.9% in 1995 compared to 14.5% and 8.6% increases in 1994 and 1993, respectively. Volume, rate, and yield changes contributed to the growth in net interest income. Average interest-earning assets increased by $15.1 million or 9.1% in 1995. This increase in interest-earning assets is partly offset by the volume increase of $10 million or 7.4% in average interest-bearing liabilities. Volume changes of equal amounts in interest-earning assets and interest-bearing liabilities generally increase net interest income because of the spread between the yield on loans and investments and the rates paid on interest-bearing deposits. In 1995, average interest-earning assets outgained average interest-bearing liabilities by $5.1 million.

     United Security's ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percent of average earning assets. The interest margin was 5.1% in 1995 compared to 5.2% and 5.1% in 1994 and 1993, respectively.

     Interest margins are affected by several factors, one of which is the relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities. This factor determines the effect that fluctuating interest rates will have on net interest income. Rate-sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a relatively short time. United Security's objective in managing interest rate sensitivity is to achieve reasonable stability in the interest margin throughout interest rate cycles by maintaining the proper balance of rate sensitive assets and liabilities. For further analysis and discussion of interest rate sensitivity, refer to the preceding section entitled "Liquidity and Interest Rate Sensitivity Management."

     Another factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement gives a more accurate representation of the effect market interest rate movements have on interest rate-sensitive assets and liabilities. The average volume of the interest-bearing liabilities increased 7.4% in 1995, while the average rate of interest paid increased from 4.01% in 1994 to 4.83% in 1995, an increase of 82 basis points. Average interest-earning assets increased 9.1% in 1995, while the average yield increased from 8.48% in 1994 to 8.96% in 1995, an increase of 48 basis points. Net yield on average interest-earning assets, however, decreased only 13 basis points from 1994 to 1995.

     The percentage of earning assets funded by interest-bearing liabilities also affects the Bank's interest margin. United Security's earning assets are funded by interest-bearing liabilities, non-interest-bearing demand deposits, and shareholders' equity. The net return on earning assets funded by non-interest-bearing demand deposits and shareholders' equity exceeds the net return on earning assets funded by interest-bearing liabilities. United Security maintains a relatively consistent percentage of earning assets funded by interest-bearing liabilities. In 1995, 80% of the Bank's average earning assets were funded by interest-bearing liabilities as opposed to 82% in 1994 and 81% in 1993. The earning assets funded by interest-bearing liabilities had a favorable effect on the net interest income.


Summary of Operating Results


                                                  Year Ended December 31,
                                                1995        1994        1993

                                                  (In Thousands of Dollars)

Total Interest Income                          $16,167     $14,025     $12,154
Total Interest Expense                           7,002       5,420       4,642

Net Interest Income                            $ 9,165     $ 8,605     $ 7,512
Provision for Possible Loan Losses                   0          29          51

Net Interest Income After Provision for
     Possible Loan Losses                      $ 9,165     $ 8,576     $ 7,461
Other Non-Interest Income                        1,111       1,041       2,240
Other Non-Interest Expense                      (5,229)     (5,231)     (5,137)

Income Before Income Taxes                     $ 5,047     $ 4,386     $ 4,564
Applicable Income Taxes                          1,432       1,161       1,374

Net Income                                     $ 3,615     $ 3,225     $ 3,190



Changes in Interest Earned and Interest Expense Resulting from
Changes in Volume and Changes in Rates


                            1995 Compared to 1994    1994 Compared to 1993     1993 Compared to 1992
                             Increase (Decrease)      Increase (Decrease)       Increase (Decrease)
                              Due to Change In:        Due to Change In:         Due to Change In:
                                   Average                   Average                  Average
                            Volume   Rate     Net     Volume   Rate    Net      Volume   Rate    Net

                                                    (In Thousands of Dollars)
Interest Earned On:
  Loans                     $   98   $ 595  $  693    $  368   $ (73)  $  295   $ (64)   $(473)  $(537)
  Taxable Investments        1,089     239   1,328     1,009     525    1,534     457     (218)    239
  Non-Taxable Investments       73       9      82       119     (39)      80      98       (5)     93
  Federal Funds                 34       5      39       (52)     14      (38)     12       (2)     10

    Total Interest-
      Earning Assets        $1,294   $ 848  $2,142    $1,444   $ 427   $1,871   $  503   $(698)  $(195)

Interest Expense On:
  Demand Deposits           $  (82)  $  (3) $  (85)   $   41   $ (63)  $  (22)  $   96   $(118)  $ (22)
  Savings Deposits              10       0      10        40      (1)      39       46     (45)      1
  Time Deposits                296     735   1,031       105      57      162        5    (637)   (632)
  Other Liabilities            370     256     626       434     165      599      (59)    (80)   (139)

    Total Interest-
      Bearing Liabilities   $  594   $ 988  $1,582    $  620   $ 158   $  778   $   88   $(880)  $(792)

Increase in Net
  Interest Income           $  700   $(140) $  560    $  824   $ 269   $1,093   $  415   $ 182   $ 597


Provision for Possible Loan Losses

     The provision for possible loan losses is an expense used to establish the allowance for possible loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance to absorb future losses. Net recoveries on prior charge-offs exceeded loans charged-off during the year 1995. As a result, no provision from current earnings was necessary to maintain the reserve for loan losses. For additional analysis and discussion of the allowance for loan losses, refer to the section entitled "Loans and Allowance for Possible Loan Losses."

Non-Interest Income

     Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and commissions earned through insurance sales and trading activities. In addition, gains and losses from the sale of investment portfolio securities and option transactions are included in non-interest income.

     Fee income from service charges increased 1.2% in 1995 compared to a 2.8% decrease in 1994. The increase in service charge income resulted primarily from the introduction of the commercial demand deposit account analysis product. This product allows the Bank to evaluate and effectively price the commercial demand deposit account. Insurance premiums and commissions income continued to decline. This income originated primarily from the sale of credit life and accident and health insurance to consumer loan customers. The decline in insurance income resulted from declining volumes of credit life insurance written for customers, coupled with lower premium rates for the last four years. Insurance premiums and commissions income are not expected to increase due to the uncertainty in the credit life insurance market.

     Other non-interest income including safe deposit box fees, credit card fees, letters of credit fees and other customer charges increased to $128,113 in 1995 and accounted for 13.2% of non-interest income (excluding security related income) compared to 11.1% in 1994 and 13.3% in 1993.

     Non-recurring items of non-interest income include all the securities gains (losses) discussed previously. Investment securities had a total loss of $103,414 in 1995 compared to a $34,573 loss in 1994 and a $900,837 gain in 1993. The investment securities loss of $103,414 in 1995 was offset by a trading securities gain of $23,215 and an option income of $221,797 in 1995. The combination of these accounts yielded a net income of $141,598 in securities related non-interest income in 1995 compared to $93,130 in 1994, and $1,238,710 in 1993. Income generated in the area of securities gains and losses (which is also discussed under a separate category "Securities Gains and Losses") is dependent on many factors including investment portfolio strategies, interest rate changes, and the short, intermediate, and long-term outlook for the economy. The investment strategy in 1994 and 1995 was directed more toward interest income generated by the investment portfolio by restructuring the fixed-rate portion of the portfolio into floating rates or other fixed rates. This strategy will also enhance future earnings.

     United Security continues to search for new sources of non-interest income. These sources will come from innovative ways of performing banking services now as well as providing new services in the future.

Non-Interest Expense

     Non-interest expenses consist primarily of four major categories: salaries and employee benefits, occupancy expense, furniture and equipment expense, and other expense. United Security Bank's non-interest expense remains relatively high when compared to other banks of similar size because United Security Bank operates eight banking offices. However, management's efforts to control these expenses continue to show positive results. United Security Bank's total non-interest expense as a percentage of average assets was 2.7%, 3.0%, and 3.2% in 1995, 1994, and 1993, respectively. The lower ratio of non-interest expenses to average assets in 1995 is due to a 8.6% increase in average assets while non-interest expenses were constant.

     The control over non-interest expense growth was enhanced by the Bank's success in effectively utilizing human resource management to maximize productivity. Salaries and benefits increased 1.4% in 1995, decreased less than 1% in 1994, and increased 3.2% in 1993. The low growth in salaries and benefits expense is due to a reduction in full-time equivalent employees. At December 31, 1995, United Security had 90 full-time equivalent employees compared to 94 at December 31, 1994 and 96.5 in 1993. Assets per employee increased to $2.2 million in 1995 compared to $2 million in 1994 and $1.7 million in 1993. Deposits per employee also have steady improvements. In 1995, deposits per employee increased to $1.6 million from $1.5 million 1994 and $1.4 million in 1993. Improvements in these employee productivity measures resulted from effective utilization of human resources, investments in technology, and a concerted effort to carefully manage employee levels. Current levels of employment have been achieved through attrition.

     United Security sponsors an Employee Stock Ownership Plan with 401(k) provisions. Employee participation continues to increase; therefore, the Bank's matching contribution expense has increased. The contribution expense increased to $94,829 or 10.4% in 1995, $85,902 or 10% in 1994, and $78,075 or 6.6% in 1993.

     Occupancy expense includes depreciation, rents, utilities, maintenance, insurance, taxes, and other expenses associated with the eight buildings occupied by United Security as well as the vacant building adjacent to the Main Office. Occupancy expense decreased 2.5% in 1995, increased 1.2% in 1994, and decreased 3% in 1993.

     Furniture and equipment expense increased 3.9% in 1995, 2.9% in 1994, and 5.5% in 1993. During much of this three-year period, United Security made a significant investment in new check processing technology and in personal computer networking technology. While these investments will have a short-term impact on equipment depreciation expense, long-term cost savings are expected in the areas of employee productivity, stationery and supplies, postage, and communication expense. It is for this reason that expenditure in new banking technology will continue through 1996 and beyond.

     Other expense consists of stationery, printing supplies, advertising, postage, telephone, legal and other professional fees, other non-credit losses, and other insurance including deposit insurance, and other miscellaneous expenses. The success achieved in containing costs in this category of expenses is evidenced by the 3.6% decline in 1995, compared to the 5.5% increase in 1994 and the 9.5% decline in 1993. The decline in 1995 is directly attributed to the reduction in the FDIC insurance premium expense. The FDIC insurance expense declined by 36.9% in 1995 as a result of the risk-based assessment being reduced from $.23 per $100 of insured deposits to $.04 per $100. Additional savings are expected in this category in 1996 since the savings realized in 1995 was only for half of the year.


Item 8. Financial Data and Supplementary Data.

                  INDEPENDENT AUDITOR'S REPORT

Board of Directors
United Security Bancshares, Inc.
Thomasville, Alabama

     We have audited the accompanying consolidated statements of condition of United Security Bancshares, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares, Inc. and subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                       Smith, Duke & Buckalew

Mobile, Alabama
January 12, 1996




                     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CONDITION
                               December 31, 1995 and 1994


                                                      1995             1994
ASSETS
Cash and due from banks                          $  5,749,922     $  7,190,823
Federal Funds sold                                    600,000               -0-

     Total cash and cash equivalents                6,349,922        7,190,823

Investment securities (market value of
   $21,594,206)                                            -0-      22,126,539
Investment securities available for sale          127,864,402       89,782,161
Other investments (market value of $1,138,200
   in 1995 and $805,500 in 1994)                    1,138,200          805,500
Loans                                              55,469,552       58,061,776
   Unearned interest on loans                        (487,995)        (556,356)
   Allowance for possible loan losses                (778,391)        (772,000)

     Loans, net                                    54,203,166       56,733,420
Premises and equipment                              3,616,182        3,876,828
Accrued interest receivable                         1,594,147        1,853,986
Other assets                                        2,701,753        4,071,778

     Total assets                                $197,467,772     $186,441,035

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
     Demand -- non-interest bearing              $ 24,365,287     $ 23,491,541
     Demand -- interest bearing                    23,125,800       26,582,602
     Savings                                       14,800,275       14,323,733
     Time, $100,000 and over                       18,243,648       16,066,788
     Other time                                    65,979,705       61,819,277

     Total deposits                               146,514,715      142,283,941

   Federal funds purchased                                 -0-       7,400,000
   Securities sold under repurchase agreements              0-         220,614
   U.S. Treasury tax and loan                         369,272          531,474
   Other borrowings                                22,000,000        9,500,000
   Dividend payable                                   235,176          224,486
   Accrued interest payable                           792,077          800,647
   Other liabilities                                1,563,396          911,224
   Current portion long-term debt                      83,333        5,083,333
   Long-term debt                                     680,556          763,889

     Total liabilities                            172,238,525      167,719,608

SHAREHOLDERS' EQUITY
   Common stock, par value per share,
     $.01 in 1995, $.25 in 1994;
     authorized, 2,400,000 shares in 1995,
     600,000 shares in 1994;
     issued, 2,202,060 shares in 1995,
     550,515 shares in 1994                            22,021          137,628
   Surplus                                          5,761,552        5,645,945
   Net unrealized gain (loss) on available
     for sale securities                              616,295       (3,217,137)
   Retained earnings                               19,083,799       16,409,411
   Treasury stock, at cost -- 64,100 and 16,025
     shares in 1995 and 1994, respectively           (254,420)        (254,420)

                                                   25,229,247       18,721,427

     Total liabilities and shareholder's
       equity                                    $197,467,772     $186,441,035


The Notes to Consolidated Financial Statements are an integral part of these statements.



                       UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF INCOME
                         Years Ended December 31, 1995, 1994 and 1993


                                          1995            1994           1993
INTEREST INCOME
  Interest and fees on loans          $ 5,527,989     $ 4,835,402    $ 4,539,777
  Interest on investment securities:
    Taxable                               352,649         809,396      1,969,521
    Tax-exempt                            475,504         834,756        755,431
    Dividends                                  -0-          6,186          4,025

                                          828,153       1,650,338      2,728,977

   Interest on investment securities
   available for sale:
     Taxable                            9,243,855       7,258,866      4,675,841
     Tax-exempt                           441,846              -0-            -0-
     Dividends                              5,000              -0-            -0-
   Interest on trading account
     securities                            13,177          40,798         34,833
   Interest on federal funds sold          49,171           9,853         47,960
   Interest on rate swaps (net)            58,072         230,294        126,788

        Total interest income          16,167,263      14,025,551     12,154,176

INTEREST EXPENSE
  Interest on deposits                  5,569,434       4,612,775      4,434,510
  Interest on short-term borrowings     1,202,557         497,681        114,891
  Interest on long-term debt              230,238         309,734         92,799

        Total interest expense          7,002,229       5,420,190      4,642,200

NET INTEREST INCOME                     9,165,034       8,605,361      7,511,976
  PROVISION FOR POSSIBLE LOAN LOSSES           -0-         28,936         51,254

NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES              9,165,034       8,576,425      7,460,722

NON-INTEREST INCOME
  Service and penalty charges on
    deposit accounts                      816,153         806,620        829,657
  Credit life insurance commissions        25,470          35,384         38,234
  Other income                            128,113         105,561        133,109
  Investment securities gains
    (losses), net                        (103,414)        (34,573)       900,837
  Trading securities gains
    (losses), net                          23,215         (97,525)        80,402
  Option income                           221,797         225,228        257,471

                                        1,111,334       1,040,695      2,239,710

NON-INTEREST EXPENSES
  Salaries and wages                    2,390,869       2,352,929      2,358,847
  Employee benefits                       352,735         352,026        356,555
  Occupancy expense                       306,111         314,011        310,356
  Furniture and equipment expense         656,697         631,968        613,987
  Stationery and operating supplies       130,294         135,226        103,086
  FDIC assessment                         190,264         301,559        290,407
  Telephone expense                       162,838         168,782        165,563
  Other expenses                        1,039,469         974,357        938,108

                                        5,229,277       5,230,858      5,136,909

Income before income taxes              5,047,091       4,386,262      4,563,523

Applicable income taxes                 1,432,000       1,161,000      1,373,678

        Net income                    $ 3,615,091     $ 3,225,262    $ 3,189,845

Average number of shares
  outstanding                           2,137,960       2,137,920      2,136,036
Net income per common share           $      1.69     $      1.51     $     1.49



The Notes to Consolidated Financial Statements are an integral part of these statements.


                      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Years Ended December 31, 1995, 1994 and 1993


                                          1995            1994            1993
COMMON STOCK
  Balance at January 1                $   137,628     $   137,628    $   125,117
    10% stock dividend                         -0-             -0-        12,511
    Reduction of par value from
      $.25 per share to $.01
      per share                          (115,607)             -0-            -0-

  Balance at December 31                   22,021         137,628        137,628

SURPLUS
  Balance at January 1                  5,645,945       5,645,715      3,756,903
    Sale of 134 shares treasury
      stock                                    -0-            230             -0-
    Sale of 1,040 shares of treasury
      stock                                    -0-             -0-        12,050
    10% stock dividend                         -0-             -0-     1,876,762
    Reduction of par value from
      $.25 per share to $.01
      per share                           115,607              -0-            -0-

  Balance at December 31                5,761,552       5,645,945      5,645,715

RETAINED EARNINGS
  Balance at January 1                 16,409,411      14,082,092     13,558,512
    Net income                          3,615,091       3,225,262      3,189,845
    Dividends:
      1993 -- $.3625 per share                 -0-             -0-      (776,992)
      1993 -- 10% stock dividend               -0-             -0-    (1,889,273)
      1994 -- $.42 per share                   -0-       (897,943)            -0-
      1995 -- $.44 per share             (940,703)             -0-            -0-

  Balance at December 31               19,083,799      16,409,411     14,082,092

TREASURY STOCK, at cost
  Balance at January 1                   (254,420)       (254,420)      (281,460)
    Purchase of 134 shares                     -0-          4,862             -0-
    Sale of 134 shares                         -0-         (4,862)            -0-
    Sale of 1,040 shares                       -0-             -0-        27,040

  Balance at December 31                 (254,420)       (254,420)      (254,420)

NET UNREALIZED GAIN (LOSS) ON
AVAILABLE FOR SALE SECURITIES
  Balance at January 1                 (3,217,137)             -0-            -0-
    Effect of adoption of FAS 115              -0-        266,972             -0-
    Net change in unrealized
      gain (loss)                       3,833,432      (3,484,109)            -0-

  Balance at December 31                  616,295      (3,217,137)            -0-

Total shareholder's equity            $25,229,247     $18,721,427    $19,611,015


The Notes to Consolidated Financial Statements are an integral part of these statements.



                    UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended December 31, 1995, 1994 and 1993


                                            1995             1994             1993
Cash flows from operating activities:
  Net income                           $  3,615,091     $  3,225,262     $  3,189,845
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Depreciation                           414,471          437,505          415,799
     Provision for possible loan losses          -0-          28,936           51,254
     Deferred income taxes                   74,778           43,008           33,797
       Amortization of intangible assets      5,104           22,909           24,408
       Investment securities( gains)
         losses                             103,414           34,573         (900,837)
       Gain on sale of premises and
         equipment                           (4,425)            (815)         (26,373)
       Loss on sale of other real estate     15,501            7,751           99,299
       Net securities premium
         amortization                       780,239        1,207,661          665,780
       Decrease (increase) in trading
         securities                              -0-       1,980,000       (1,980,000)
       (Increase) decrease in:
         Interest receivable                259,839         (398,734)         (21,437)
         Other assets                      (620,362)        (617,624)        (258,965)
       Increase (decrease) in:
         Interest payable                    (8,570)         229,450           44,873
         Other liabilities                  207,617         (328,691)          53,877

   Net cash provided by operating
     activities                           4,842,697        5,871,191        1,391,320

Cash flows from investing activities:
  Purchases of investment securities
    available for sale                  (51,901,714)     (71,557,140)              -0-
  Proceeds from sales of investment
    securities available for sale        38,801,121       39,234,730               -0-
  Proceeds from maturities and
    prepayments of investment
    securities available for sale         2,952,139       12,422,395               -0-
  Purchase of investment securities      (1,397,040)      (2,904,751)     (84,378,861)
  Proceeds from sales of investment
    securities                                   -0-              -0-      69,927,630
  Proceeds from maturities and
    prepayments of investment
    securities                              506,931        5,481,033          115,000
  Net decrease (increase) in loans        2,530,254       (3,817,178)      (3,401,169)
  Purchase of premises and equipment       (154,812)        (416,688)        (593,056)
  Proceeds from sales of premises
    and equipment                             5,412              815               -0-
  Proceeds from sale of other real
    estate                                   39,500           82,964          305,000

    Net cash used in investing
      activities                         (8,618,209)     (21,473,820)     (18,025,456)

Cash flows from financing activities:
  Net increase (decrease) in demand
    and savings deposits                 (2,106,514)       5,522,142        2,992,938
  Net increase (decrease) in time
    deposits                              6,337,288        4,242,382       (1,289,777)
  Net increase in short-term
    borrowings                            4,717,184        8,936,156        8,715,932
  Proceeds from issuance of
    long-term debt                               -0-              -0-       6,000,000
  Repayment of long-term debt            (5,083,333)         (83,334)         (69,444)
  Dividends paid                           (930,014)        (867,818)        (776,576)
  Acquisition of treasury stock                  -0-          (4,862)              -0-
  Sale of treasury stock                         -0-           5,091           39,090

    Net cash provided by financing
      activities                          2,934,611       17,749,757       15,612,163

Net (decrease) increase in cash and
   cash equivalents                        (840,901)       2,147,128       (1,021,973)

Cash and cash equivalents,
   beginning of year                      7,190,823        5,043,695        6,065,668

Cash and cash equivalents,
   end of year                         $  6,349,922     $  7,190,823     $  5,043,695

Supplemental disclosures of cash
flow information:
  Cash paid during the period for:
    Interest                           $  7,010,799     $  5,190,740     $  4,597,448
    Income taxes                       $  1,358,486     $  1,115,801     $  1,396,946

Supplemental schedule of noncash
investing and financing activities:
  Other real estate acquired in
    settlement of loans                $         -0-    $         -0-    $     57,215
  Dividends declared but unpaid        $    235,176     $    224,486     $    194,360
  Sales of other real estate
    financed by the Bank               $     35,500     $         -0-    $     62,825
  Transfer of securities from
    held to maturity to available
    for sale                           $ 23,073,766     $  5,785,905     $         -0-


The Notes to Consolidated Financial Statements are an integral part of these statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -- Summary of Significant Accounting Policies

Description of Business

United Security Bancshares, Inc. (the Company) and its subsidiary, United Security Bank (the Bank) provide commercial banking services to customers located primarily in Clarke, Choctaw, Marengo, Sumter, Washington, and Wilcox Counties in Alabama as well as Clarke, Lauderdale, and Wayne Counties in Mississippi.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Federal funds are generally purchased and sold for one-day periods.

Securities

Securities are held in three portfolios; trading account securities, held to maturity securities, and securities available for sale. Trading account securities are stated at market value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and ability to hold such securities until maturity. On January 1, 1994, the Company adopted Financial Accounting Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS115") which requires that investment securities available for sale be reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of shareholders' equity. The adoption of FAS115 did not affect the Company's methodology for determining the carrying value of its trading account securities or its investment securities held to maturity. Additionally, FAS115 specifies accounting principles in regard to transfers among the three portfolios and the conditions that would permit such transfers. Investment securities available for sale are classified as such due to the fact that management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. The adoption of FAS115 resulted in the addition of $266,972 to shareholders' equity at January 1, 1994, representing the tax-effected net unrealized gain on the Company's available for sale portfolio at that date. Subsequent increases and decreases in the net unrealized gain (loss) on the portfolio of securities available for sale will be reflected as adjustments to the carrying value of the portfolio and as adjustments to the component of shareholders' equity.

Interest earned on investment securities held to maturity, investment securities available for sale, and trading account securities is included in interest income. Net gains and losses on the sale of investment securities held to maturity and investment securities available for sale, computed principally on the specific identification method, are shown separately in non-interest income in the consolidated statements of income.

Derivative financial instruments

As part of the Company's overall interest rate risk management, the Company uses interest rate protection contracts consisting of interest rate swaps, caps and floors. Interest income or expense related to interest rate swaps, caps and floors is recorded over the life of the agreement as an adjustment to net interest income. The premiums paid for the caps and floors is included in other assets and are amortized straight-line over the life of the agreement. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized.

Loans and interest income

Loans are reported at the principal amounts outstanding less unearned income and the allowance for possible loan losses. Interest on commercial and real estate loans is accrued and credited to income based on the principal amount outstanding. Interest on installment loans is recognized using the interest method.

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for possible loan losses

The allowance for possible loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, historical trends, specific impaired loans, and economic conditions. Loans evaluated for impairment does not include smaller balance homogenous loans such as consumer installment and real estate mortgage loans. Larger balance loans which are classified as either doubtful or loss are evaluated for impairment and allowances are determined based on collateral values or the present value of estimated cash flows. Non-accrual loans are not considered impaired if the value of their underlying collateral indicates the performance of the loan under the original terms of the agreement. The Bank generally charges off on loans that become four months past due subject to evaluation of the collateral. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

Amortization of Intangibles

Core deposit intangibles are included in other assets and are amortized using the straight-line method over a period based on the life of the intangible which generally varies from 6 to 10 years. Impairment of these assets is evaluated annually by management based upon the existence of the deposits originally acquired.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets.

Other real estate

Real estate acquired through foreclosure is valued at the lower of its fair market value or the recorded investment in the loan. If the fair value of the real estate is less than the Bank's recorded investment at the time of foreclosure, the write-down is charged to the allowance for possible loan losses. Subsequent declines in fair value are charged to other real estate expense.

Income taxes

Deferred income taxes are reported for timing differences between items of income and expense reported in the consolidated financial statements and those reported for income tax purposes. The differences relate primarily to depreciation, provision for possible loan losses, and unrealized losses on trading securities. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109 "Accounting for Income Taxes".

Treasury Stock

Treasury stock repurchases and sales are accounted for using the cost method.

Earnings per share

Earnings per share are calculated based on the weighted average number of shares outstanding during the period, after giving retroactive effect to a four-for-one stock split as explained in Note K.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain previously reported amounts have been reclassified to conform with current presentation.

Note B -- Restrictions on Cash and Due From Banks

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average reserve balance maintained was $3,215,232 in 1995 and $3,390,918 in 1994.

Note C -- Investment Securities and Investment Securities Available for Sale

The adjusted cost and approximate market value of investment securities and investment securities available for sale at December 31, 1995 and 1994 are as follows:


                                            1995                            1994

                                 Amortized         Market         Amortized          Market
                                   Cost            Value            Cost             Value
Investment securities:
  U.S. Treasury and Agency    $         -0-    $         -0-    $  3,251,621     $  2,785,220
  Obligations of states,
    counties, and political
    subdivisions                        -0-              -0-      13,144,296       13,013,072
  Mortgage-backed securities            -0-              -0-       5,630,921        5,693,726
  Corporate                             -0-              -0-          99,701          102,188

                                        -0-              -0-      22,126,539       21,594,206

Investment securities available
for sale:
  U.S. Treasury and Agency              -0-              -0-         992,218          867,701
  Obligations of states,
    counties, and political
    subdivisions                11,989,206       13,430,403               -0-              -0-
  Mortgage-backed securities   114,879,683      114,424,053       93,927,921       88,905,180
  Other -- non-debt                  9,440            9,946            9,440            9,280

                               126,878,329      127,864,402       94,929,579       89,782,161

Other investments:
  Federal Home Loan Bank
    Stock                        1,138,200        1,138,200          805,500          805,500

      Total                   $128,016,529     $129,002,602     $117,861,618     $112,181,867


Unrealized gains and losses on investment securities and investment securities available for sale at December 31, 1995 and 1994 are as follows:

                                          1995                             1994

                               Unrealized       Unrealized       Unrealized       Unrealized
                                  Gains            Losses           Gains            Losses
Investment securities:
  U.S. Treasury and Agency    $         -0-    $         -0-    $         -0-    $    466,401
  Obligations of states,
    counties, and political
    subdivisions                        -0-              -0-         227,954          359,178
  Mortgage-backed securities            -0-              -0-          71,807            9,002
  Other                                 -0-              -0-           2,487               -0-

                                        -0-              -0-         302,248          834,581

Investment securities available
for sale:
  U.S. Treasury and Agency              -0-              -0-              -0-         124,517
  Obligations of states,
    counties, and political
    subdivisions                 1,441,197               -0-              -0-              -0-
  Mortgage-backed securities     3,518,259        3,973,889          663,879        5,686,620
  Other -- non-debt                    506               -0-              -0-             160

                                 4,959,962        3,973,889          663,879        5,811,297

    Total                     $  4,959,962     $  3,973,889     $    966,127     $  6,645,878


The maturity of the debt securities are presented in the following table:


                                                             1995

                                                   Amortized         Market
                                                     Cost             Value
Investment securities                            $         -0-    $         -0-

Investment securities available for sale:
  Maturing within one year                       $         -0-    $         -0-
  Maturing after one but before five years          1,184,035        1,278,626
  Maturing after five but before ten years          1,009,546        1,108,523
  Maturing after ten years                        124,675,308      125,467,307

     Total                                       $126,868,889     $127,854,456


Proceeds from sales of investment securities available for sale were $38,801,121 in 1995 and $39,234,730 in 1994. Gross gains realized on those sales were $511,610 in 1995 and $604,634 in 1994. Gross losses realized on those sales were $615,024 in 1995 and $638,937 in 1994.

Proceeds from sales of debt securities in the trading accounts were $19,197,227 in 1995 and $21,634,133 in 1994. Gross realized gains on those sales were $84,125 in 1995 and $156,382 in 1994. Gross realized losses on those sales were $60,910 in 1995 and $253,907 in 1994.

Investment securities with a carrying value of $37,085,102 and $36,241,000 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits and for other purposes.

Securities transfers

During 1995 and 1994, the Bank transferred securities from the held to maturity portfolio to the available for sale portfolio. The 1994 transfer was made due to conditions created by the rising rate environment. In July, 1995, the Bank decided to move all of their remaining held to maturity securities to available for sale to allow the Bank more flexibility in managing the portfolio. These transfers were made at market value in accordance with FAS115.

Note D -- Loans

At December 31, 1995 and 1994, the composition of the loan portfolio was as follows:


                                                     1995            1994

Commercial, financial, and agricultural          $34,107,901     $34,675,754
Real estate mortgage                              16,267,120      17,240,201
Installment                                        5,094,531       6,145,821

   Total                                         $55,469,552     $58,061,776


The Bank grants commercial, real estate, and installment loans to customers primarily in Clarke, Choctaw, Marengo, Sumter, Washington, and Wilcox Counties in Alabama, as well as Clarke, Lauderdale, and Wayne Counties in Mississippi. Although the Bank has a diversified loan portfolio, the ability of a substantial number of the Bank's loan customers to honor their obligations is dependent upon the timber and timber-related industries. At December 31, 1995, approximately $20 million of the Bank's loan portfolio consisted of loans to customers in the timber and timber-related industries. This total includes loans of approximately $9.4 million to employees of those industries. Loans on which the accrual of interest has been discontinued amounted to $169,064 and $269,667 at December 31, 1995 and 1994,
respectively. If interest on those loans had been accrued, such income would have approximated $22,727 and $52,585 for 1995 and 1994, respectively. Interest income actually recorded on those loans amounted to $10,407 and $44,378 for 1995 and 1994, respectively.

Note E -- Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses follows:

                                                   1995          1994          1993
Balance at beginning of year                    $ 772,000     $ 750,000     $ 710,000
Provision for possible loan losses                     -0-       28,936        51,254
Loans charged off                                 (84,786)      (79,946)     (108,865)
Recoveries of loans previously charged off         91,177        73,010        97,611

Balance at end of year                          $ 778,391     $ 772,000     $ 750,000


At December 31, 1995, the Bank had no loans considered to be impaired as defined by FAS114.

Note F -- Premises and Equipment

Premises and equipment are summarized as follows:

                                                 December 31,

                                             1995           1994

Land                                      $  372,554     $  372,554
Premises                                   3,727,205      3,689,415
Furniture, fixtures and equipment          3,327,582      3,232,205

                                           7,427,341      7,294,174
Less accumulated depreciation              3,811,159      3,417,346

    Total                                 $3,616,182     $3,876,828

Depreciation expense of $414,471, $437,505 and $415,799, was recorded in 1995, 1994, and 1993, respectively, on premises and equipment.

Note G -- Investment in Limited Partnerships

The Bank has invested in four limited partnerships accounted for under the equity method. These partnerships develop real estate which qualify for Federal tax credits. The Bank's interest in these partnerships are as follows:

                                            Current
                              Percentage     Year           Carrying Amount
                              Ownership     Income         1995          1994
Guilford Affordable Housing
  Fund I                        27.5%     $      -0-     $  820,000    $  670,000
Guilford Affordable Housing
  Fund VII                      49.5%            -0-        750,000       600,000
Guilford Affordable Housing
  Fund VIII                        5%            -0-         80,000            -0-
Guilford Affordable Housing
  Fund XI                          5%            -0-         80,000            -0-

                                          $      -0-     $1,730,000    $1,270,000


The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages, and the Bank's carrying value approximates their underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships.

The Bank has remaining cash commitments to these partnerships at December 31, 1995 in the amount of $1,270,000.

Note H -- Other Real Estate

Other real estate aggregated $2 and $55,003 at December 31, 1995 and 1994, respectively, and is included in other assets on the Consolidated Statements of Condition.

Note I -- Short-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Treasury tax and loan deposits are on demand. Other borrowed funds in the amounts of $22,000,000 and $9,500,000 at December 31, 1995 and 1994, respectively, consist of loans from the Federal Home Loan Bank. The cost of these borrowings during 1995 and 1994 varied from 3.20% to 6.40% and 3.06% to 6.50%, respectively. Investment securities are pledged to secure these borrowings.

Note J -- Long-Term Debt

Long-term debt consisted of the following at year-end:

                                                   1995            1994

Floating rate note due August 6, 1995           $      -0-     $ 5,000,000
6.5% note                                         763,889          847,222

                                                  763,889        5,847,222
Less current portion                              (83,333)      (5,083,333)

                                                $ 680,556      $   763,889


The 6.5% note from Federal Home Loan Bank is due in equal monthly principal installments of $6,944.44 with a final installment due on February 2, 2005. This note is secured by investment securities pledged to the Federal Home Loan Bank.

Principal payments required on long-term debt for each of the next five years is as follows:

          1996                                   $  83,333
          1997                                      83,333
          1998                                      83,333
          1999                                      83,333
          2000                                      83,333
          Thereafter                               347,224

Note K -- Change in Par Value and Stock Split

At the Company's annual meeting on April 25, 1995, the shareholders ratified a change in the par value of the Company's stock from $.25 to $.01 per share. Additionally, the shareholders also approved an increase in the number of authorized shares from 600,000 shares to 2,400,000 shares in order for the Company to effect a four-for-one split of its stock payable to shareholders of record on that date. All references in the accompanying financial statements to the average number of common shares and per share amounts for 1994 and 1993 have been restated to reflect the stock split.

Note L -- Income Taxes

For the years ended December 31, 1995, 1994 and 1993, income tax expense attributable to income from operations consists of:

                                         Year Ended December 31,

                                     1995          1994           1993
Currently payable:
     Federal                     $1,173,037     $  984,734     $1,196,881
     State                          184,185        133,258        143,000

        Total                     1,357,222      1,117,992      1,339,881

Deferred:
     Federal                         73,963         38,266         30,071
     State                              815          4,742          3,726

        Total                        74,778         43,008         33,797

Total income taxes:
     Federal                      1,247,000      1,023,000      1,226,952
     State                          185,000        138,000        146,726

        Total                    $1,432,000     $1,161,000     $1,373,678


Income tax expense attributable to income from operations differed from the amount computed by applying the Federal statutory income tax rate to pretax earnings for the following reasons:


                                  1995                    1994                    1993

                                       Percent                 Percent                Percent
                                       of Pretax               of Pretax              of Pretax
                            Amount     Earnings     Amount     Earnings     Amount    Earnings

Income tax expense
  at Federal
  statutory rate          $1,716,011     34.0%     $1,491,329    34.0%     $1,551,557     34.0%
Increase (decrease)
  resulting from:
    Tax-exempt
      interest              (334,021)     6.6%)      (307,824)   (7.0%)      (280,495)    (6.2%)
    State income tax
      expense net of
      Federal income
      tax benefit            184,185      3.7%        133,258     3.0%        143,000      3.1%
    Tax credits (low
      income housing)       (125,000)    (2.5%)      (120,000)   (2.7%)       (60,000)    (1.3%)
    Other                     (9,175)    (0.2%)       (35,763    (0.8%)        19,616      0.4%

Income tax expense        $1,432,000     28.4%     $1,161,000    26.5%     $1,373,678     30.0%


The sources of timing differences and the resulting net deferred income taxes were as follows:


                                            1995         1994         1993

Provision for depreciation               $  13,001     $ (9,172)    $ 22,403
Provision for possible loan losses              -0-       3,289        8,917
Unrealized loss on trading securities           -0-      38,158      (38,158)
Accretion not taxable                        7,487       10,733       30,788
Sale of other real estate                   16,833           -0-          -0-
Other differences -- net                    37,457           -0-       9,847

   Total                                 $  74,778     $ 43,008     $ 33,797


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994, are presented below:

                                                         1995           1994

Deferred tax assets:
  Allowance for loan losses                           $  70,726      $  73,269
  Accrued vacation                                       22,001         22,001
  Write-down of other real estate                            -0-        16,682
  Net unrealized loss on securities available for sale       -0-     1,930,282

       Total assets                                      92,727      2,042,234

Deferred tax liabilities:
  Premises and equipment                                374,055        356,952
  Unrealized gain on securities available for sale      361,576             -0-
  Other deferred tax liabilities                         49,347          9,897

       Total liabilities                                784,978        366,849

Net deferred tax asset (liability)                    $(692,251)    $1,675,385


The Company believes that the deferred tax assets are recoverable.

Note M -- Employee Benefit Plan

The Bank sponsors an Employee Stock Ownership Plan with 401(k) provisions. This plan covers substantially all employees and allows employees to contribute up to 15 percent of their compensation on a before-tax basis. The Bank may match employee contributions dollar for dollar up to five percent of an employee's compensation. Employees have the option to allocate some or all of their contributions and employer match towards the purchase of Company stock. The Bank made matching contributions totaling $94,829, $85,902 and $78,075 in 1995, 1994 and 1993, respectively. The ESOP held 34,720 and 34,068 shares as of December 31, 1995 and 1994, respectively as adjusted for the stock split explained in Note K.

Note N -- Related Party Transactions

The Bank has granted loans to its executive officers and directors and their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $1,957,884 and $2,134,580 at December 31, 1995 and 1994,
respectively. During 1995, $687,050 of new loans were made, and repayments totaled $863,746. These parties also maintained deposits in the Bank of $3,396,092 at December 31, 1995.

Note O -- Regulatory Matters

Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the State Superintendent of Banks is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net income of the two previous years. As of December 31, 1995, approximately $7,441,820 of the Bank's retained earnings were available for distribution without prior regulatory approval.

The Bank is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. The following chart summarizes a comparison of the bank's capital ratios for 1995 and 1994 with the minimum bank regulatory capital requirements.

                                              Minimum
                                            Regulatory    United Security Bank
                                            Requirement      1995      1994

Tier I capital to risk - adjusted assets       4.00%        23.69%    26.24%
Total capital to risk - adjusted assets        8.00%        24.44%    27.17%
Tier I leverage ratio                          3.00%        12.46%    11.76%


Note P -- Operating Leases

The Company leases data processing and other equipment under operating leases.

The following is a schedule by years of future minimum rental payments required under operating leases having initial or remaining noncancelable terms in excess of one year as of December 31, 1995:

     Year ending December 31,
               1996                           $ 83,973
               1997                             77,475
               1998                             31,379
               1999                                 -0-
               2000                                 -0-

     Total minimum payments required          $192,827


Total rental expense under all operating leases was $129,065, $131,280 and $153,304, in 1995, 1994 and 1993, respectively.

Note Q -- Contingencies

The Company is a defendant in several lawsuits arising in the normal course of business. Legal counsel did not render an opinion as to the ultimate exposure of the Company in any of the lawsuits, however, management intends to vigorously defend these lawsuits and believes the ultimate outcome of these lawsuits will not have a material adverse effect on the financial position of the Company or will be covered by insurance.

Note R -- Derivative Financial Instruments

The Bank is a party to derivative financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its investing and trading activities. These financial instruments include commitments to make loans, options written, standby letters of credit, commitments to purchase or sell securities for forward delivery, interest rate caps and floors purchased, caps sold, and interest rate swaps.

The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate caps, floors, and swap transactions, options written, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits and monitoring procedures. The Bank has credit risk on caps and floors for the carrying value plus the amount to replace such contracts in the event of counterparty default. The Bank is fully cross collateralized with counterparties on all interest rate swap agreements. At December 31, 1995, the Bank estimates its credit risk on purchased caps and floors in the event of total counterparty default to be $1,363,069. All of the Bank's financial instruments are held for risk management and not for trading purposes.

At December 31, 1995 and 1994, derivative financial instruments with off-balance sheet risk are summarized as follows:


                                                     Contract Amount

                                                  1995              1994
Financial instruments whose contractual
amounts represent credit risk:

   Commitments to make loans                $  28,329,347       $ 23,978,123
   Standby letters of credit                    1,352,853            179,193

Financial instruments whose credit risk
is less than contractual amounts:
   Options written                             2,000,000           3,000,000
   Commitments to purchase securities
      for delayed delivery                     1,268,500                  -0-
   Commitments to sell securities
      for delayed delivery                     3,900,100           7,000,000

   Interest rate swap agreements              10,890,343          30,396,197
   Interest rate floors purchased             35,000,000          40,000,000
   Interest rate caps purchased               58,089,029          70,500,000
   Interest rate caps written                 10,000,000                  -0-


Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined based on management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land, and other items. The Bank does not normally require collateral for standby letters of credit.

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in securities values and interest rates between the commitment and delivery dates.

The Bank's principal objective in holding derivative financial instruments is asset-liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank's interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank's asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps, caps, and floors.
An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Interest rate swaps are used by the Bank to effectively convert a portion of its floating rate securities to fixed rate securities except for one swap which is used to convert a fixed rate loan to prime. Interest rate caps and floors are option-like contracts that require the seller to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional principal amount. The Bank uses interest rate caps to hedge against rising interest rates on the Bank's $22 million floating rate short-term borrowings. The remaining caps are used to un-cap a portion of the Bank's floating rate CMO portfolio which totals approximately $95 million at December 31, 1995. The Bank uses floors to protect CMO floaters against a decline in rates. The Bank sold a $10 million cap which matched a $10 million purchased cap to effectively raise the cap 100 basis points on a $10 million CMO floater which had been classified as "high risk" because rates were approaching the original cap rate. The cost of caps and floors are amortized straight-line over the life of these instruments. The income derived from these instruments is recorded on the accrual basis. The income and amortization from these instruments is recorded in net interest income and resulted in a reduction in net interest income of $42,895, $114,380, and $103,627 in 1995, 1994, and 1993, respectively.

The following table details various information regarding swaps, caps and floors used for purposes other than trading as of December 31, 1995.

                                   Weighted
                                                                               Weighted    Average
                                             Estimated   Weighted              Average    Repricing
                  Notional      Carrying       Fair     Average Rate           Years to   Frequency
                   Amount         Value        Value      Received    Paid    Expiration    (Days)
Swaps:
  Pay fixed
    versus
    prime      $    890,343     $     -0-    $   14,752     8.84%     6.80%     2.71           90
  Receive fixed
    versus 1 mo.
    LIBOR        10,000,000           -0-       675,599     7.49%     6.31%     2.71           30
Caps:
  Purchased      58,089,029      336,102         22,907      .00       .00      1.46      30 - 90
  Sold           10,000,000      (42,000)       (30,000)     N/A       N/A      2.89           30
Floors
  purchased      35,000,000      386,059        680,000     1.00%      N/A      2.21      30 - 90

               $113,979,372     $680,161     $1,363,258


Swaps, caps and floors acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 1995, such swaps, caps and floors were associated with the following asset or liability categories:

                                           Notional Principle Associated With

                     Notional        Fixed          Floating        Floating Rate
                      Amount       Rate Loans    Rate Securities     Borrowings
Swaps:
  Pay fixed        $    890,343     $890,343      $        -0-      $        -0-
  Receive fixed      10,000,000           -0-      10,000,000                -0-
Caps:
  Purchased          58,089,029           -0-      36,089,029        22,000,000
  Sold               10,000,000           -0-      10,000,000                -0-
Floors purchased     35,000,000           -0-      35,000,000                -0-

                   $113,979,372     $890,343      $91,089,029      $22,000,000


Income or expense on derivative financial instruments used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the related interest-earning assets or interest-bearing liabilities over the periods covered by the contracts. If a derivative financial instrument that is used to manage interest rate risk is terminated early, any resulting gain or loss is deferred and amortized over the remaining periods originally covered by the derivative financial instrument.

Deferred gains on early termination of interest rate swaps used to manage interest rate risk are $68,147, as of December 31, 1995. Those amounts are scheduled to be amortized into income in the following periods: $34,406 gain in 1996, $25,584 gain in 1997, $5,601 loss in 1998 and $13,758 gain in 1999.

All of the Bank's derivative financial instruments are over-the-counter instruments and are not exchange traded. Market values are obtained from the counterparties to each instrument. The Bank only uses other commercial banks as a counterparty to their derivative activity. The Bank performs stress tests and other models to assess risk exposure.

Note S -- Fair Value of Financial Instruments

Financial Accounting Statement No. 107, Disclosures about Fair Value of Financial Instruments ("FAS107"), requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance. The Company has not undertaken any steps to value any intangibles, which is permitted by the provisions of FAS107.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash and due from banks: Fair value equals the carrying value of such assets.

Federal funds sold: Due to the short-term nature of these assets, the carrying values of these assets approximate their fair value.
Investment securities available for sale: Fair values for investment securities are based on quoted market prices.
Accrued interest receivable: Fair value equals the carrying value of these instruments.

Loans: For variable rate loans, those repricing within six months fair values are based on carrying values. Fixed rate commercial loans, other installment loans, and certain real estate mortgage loans were valued using discounted cash flows. The discount rate used to determine the present value of these loans was based on interest rates currently being charged by the Bank on comparable loans as to credit risk and term.

Off-balance-sheet instruments: Fair value of the Company's off-balance-sheet instruments (futures, forwards, swaps, caps, floors and options written) are based on quoted market prices. The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time, therefore, the estimated value of the Company's loan commitments approximates carrying amount.

Demand and savings deposits: The fair values of demand deposits are, as required by FAS107, equal to the carrying value of such deposits. Demand deposits include noninteresting bearing demand deposits, savings accounts, NOW accounts and money market demand accounts.

Time Deposits: The fair value of relatively short-term time deposits is equal to their carrying values. Discounted cash flows have been used to value long-term time deposits. The discount rate used is based on interest rates currently being offered by the Bank on comparable deposits as to amount and term.

Short-term borrowings: These borrowings consist of floating rate borrowings from the Federal Home Loan Bank and the U.S. Treasury
Tax and loan account. Due to the short-term nature of these borrowings, fair value approximate carrying value.

FHLB long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

                                                         At December 31, 1995

                                                      Carrying        Estimated
                                                       Amount         Fair Value

Financial Instruments:
  Assets:
    Cash and due from banks                         $  5,749,922     $  5,749,922
    Federal funds sold                                   600,000          600,000
    Investment securities available for sale         127,864,402      127,864,402
    Other investments - FHLB stock                     1,138,200        1,138,200
    Accrued interest receivable                        1,594,147        1,594,147
    Loans                                             55,469,552       55,849,000
    Off balance sheet instruments                        660,473        1,343,570

  Liabilities:
    Demand and savings deposits                       62,291,362       62,291,362
    Time deposits                                     84,223,353       84,521,000
    Short-term borrowings                             22,369,272       22,369,272
    Accrued interest payable                             792,077          792,077
    FHLB long-term debt                                  763,889          746,000


Note T -- United Security Bancshares, Inc. (Parent Company Only)


Financial Information

Balance Sheets

                                                   December 31,

                                               1995            1994

ASSETS
Cash on deposit                            $    41,801     $    26,081
Dividend receivable                            235,176         224,486
Investment in United Security Bank          25,175,793      18,679,327
Other assets                                    11,653          22,019

                                           $25,464,423     $18,951,913

LIABILITIES
Dividend payable                           $   235,176     $   224,486
Other liabilities                                   -0-          6,000

                                               235,176         230,486

SHAREHOLDERS' EQUITY                        25,229,247      18,721,427

                                           $25,464,423     $18,951,913




Statements of Income


                                            Year Ended December 31,

                                       1995           1994           1993
Income
  Dividends received:
    Subsidiary                      $  990,703     $  897,943     $  739,562
    Other                                5,000          6,186             -0-
  Interest income                          583            793            121

Total income                           996,286        904,922        739,683
Expenses                                44,229          8,285             -0-

INCOME BEFORE EQUITY IN
  UNDISTRIBUTED INCOME OF
  SUBSIDIARY                           952,057        896,637        739,683
Equity in undistributed
  income of subsidiary               2,663,034      2,328,625      2,450,162

     Net income                     $3,615,091     $3,225,262     $3,189,845



Statements of Cash Flows


                                                          Year Ended December 31,

                                                    1995           1994            1993
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net income                                    $ 3,615,091     $ 3,225,262     $ 3,189,845
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Undistributed income of subsidiary         (2,663,034)     (2,328,625)     (2,450,162)
      Increase in dividend receivable               (10,690)        (30,126)           (416)
      Decrease in other assets                       10,366              -0-             -0-
      Decrease in other liabilities                  (6,000)             -0-             -0-

  Net cash provided by operating activities         945,733         866,511         739,267

CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of treasury stock                             -0-         (4,862)             -0-
  Sale of treasury stock                                 -0-          5,091          39,090
  Cash dividends paid                              (930,012)       (867,818)       (776,576)

  Net cash used in financing activities            (930,012)       (867,589)       (737,486)

  Increase (decrease) in cash                        15,721          (1,078)          1,781
  Cash at beginning of year                          26,081          27,159          25,378

  Cash at end of year                           $    41,802     $    26,081     $    27,159


Note U --  Subsequent Events

On January 15, 1996, the Company signed an agreement to acquire all of the outstanding shares of Brent Banking Company for $7.05 million in cash. At December 31, 1995, Brent had assets of $36 million and equity of $4.7 million.

Note V -- Accounting Standards Not Yet Adopted

The Company has not yet adopted the provisions of SFAS 121, however, the adoption of this standard is not expected to have a significant impact in the financial position of the Company.

Item 9. Disagreements on Accounting and Financial Disclosure.

     None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information called for in this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Election of Directors," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1995.

Item 11. Executive Compensation.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Executive Compensation and Benefits," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and
Management.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Voting Securities and Principal Stockholders," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1995.

Item 13. Certain Relationships and Related Transactions.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Certain Relationships and Related Transactions," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1995.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

     (a)1.   Financial Statements

             Report of Independent Public Accountants.

             Consolidated Statements of Condition, December 31,
                1995 and 1994.

             Consolidated Statements of Shareholders' Equity,
                December 31, 1995, 1994, and 1993.

             Consolidated Statements of Income, December 31,
                1995, 1994, and 1993.

             Consolidated Statements of Cash Flows, December
                31, 1995, 1994, and 1993.

             Notes to Consolidated Financial Statements.

     (a)2.   Financial Statements Schedules

             Included in Part II of this report:

             The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto, which are included at Part II, Item 8, of this report.

     (a)3.   Exhibits

             (3)(a) Articles of Incorporation of Bancshares, incorporated herein by reference to the Exhibits to Form 10-K for the year ended
                     December 31, 1987.

             (3)(b) Articles of Amendment to the Articles of Incorporation of Bancshares incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1992.

             (3)(c)  Amended and Restated Articles of
                     Incorporation of Bancshares incorporated herein by reference to the Exhibits to Form 10-Q for the Quarter ended June 30,
                     1995.

             (3)(d) Bylaws of Bancshares, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1987.

             (10)(a) The United Security Bancshares, Inc. Employee
                     Stock Ownership Plan, dated January 1, 1992, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1992.

             (10)(b) Employment Agreement dated November 1, 1995,
                     between Bancshares and Jack M. Wainwright,
                     III, incorporated by reference to Exhibit to Form 10-K for the year ended December 31, 1994.

             (10)(c) Form of Indemnification between Bancshares and
                     its directors, incorporated herein by
                     reference to the Exhibits to Form 10-K for the year ended December 31, 1994.

             (13) Bancshares' definitive proxy statement for 1995 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year ended December 31, 1995, furnished for the information of the Commission.

             (22)    List of Subsidiaries of Bancshares.

     (b)     Reports on Form 8-K
             No report on Form 8-K was filed during the last quarter of the year ended December 31, 1995.

                           SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                UNITED SECURITY BANCSHARES, INC.

      By: /s/     Jack M. Wainwright, III          March 19, 1996
                  Jack M. Wainwright, III
                  Its President and Chief
                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                      Title

/s/ Jack M. Wainwright, III     President, Chief Executive     March 19, 1996
    Jack M. Wainwright, III     Officer, and Director
                                (Principal Executive Officer)

/s/ Larry M. Sellers            Treasurer                      March 19, 1996
    Larry M. Sellers            (Principal Financial Officer
                                Principal Accounting Officer)

/s/ L. C. Boney, Jr.            Director                       March 19, 1996
    L. C. Boney, Jr.

/s/ Gerald P. Corgill           Director                       March 19, 1996
    Gerald P. Corgill

/s/ Roy G. Cowan                Director                       March 19, 1996
    Roy G. Cowan

/s/ William G. Harrison         Director                       March 19, 1996
    William G. Harrison

/s/ Hardie B. Kimbrough         Director                       March 19, 1996
    Hardie B. Kimbrough

/s/ James L. Miller             Director                       March 19, 1996
    James L. Miller

/s/ D. C. Nichols               Director                       March 19, 1996
    D. C. Nichols

/s/ Harold H. Spinks            Director                       March 19, 1996
    Harold H. Spinks

/s/ James C. Stanley            Director                       March 19, 1996
    James C. Stanley

/s/ Howard M. Whitted           Director                       March 19, 1996
    Howard M. Whitted


                                    EXHIBIT 22

                               List of Subsidiaries

               Name                                   Where Organized

       United Security Bank                               Alabama


