Form 10-Q
period 1996-03-31
UNITED SECURITY BANCSHARES INC
filed 1996-05-13
CIK 717806

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

( x ) Quarterly Report Pursuant to Section 13 or 15 (2) of the Securities
      Exchange Act of 1934

(   ) Transition Report Pursuant to Section 13 or 15 (2) of the Securities
      Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 1996

Commission File Number 0-14549

UNITED SECURITY BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Alabama                                       63-0843362
(State or Other Jurisdiction of               (I R S Employer Identification
Incorporation or Organization)                Number)

131 West Front Street                         (334) 636-5424
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

Shares of common stock ($.01 par value) outstanding as of March 31, 1996:
2,137,960.

Total Number of Pages:    12
Exhibit Index at Page:     0

UNITED SECURITY BANCSHARES, INC AND SUBSIDIARY
INDEX TO FORM 10-Q


                                                                     Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Statements of Condition at March 31, 1996        4
          (Unaudited), and December 31, 1995

          Consolidated Statements of Income (Unaudited) for the         5
          Three Months Ended March 31, 1996 and 1995

          Consolidated Statements of Cash Flows (Unaudited) for         6
          the Three Months Ended March 31, 1996 and 1995

          Notes to Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             11

SIGNATURE PAGE

Signatures                                                             12

PART I.


FINANCIAL INFORMATION

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                 March 31,      December 31,
                                                   1996             1995
            ASSETS
Cash and due from banks                       $  6,626,930     $  5,749,922
Federal funds sold                                       0          600,000
     TOTAL CASH AND CASH EQUIVALENTS             6,626,930        6,349,922
Investment securities available for sale       138,885,009      127,864,402
Other investments(Federal Home Loan Bank Stock)  1,138,200        1,138,200

Loans                                           54,056,126       55,469,552
Less:  Unearned interest on loans                 (460,135)        (487,995)
Less:  Allowance for possible loan losses         (778,592)        (778,391)
     NET LOANS                                  52,817,399       54,203,166

Premises and equipment                           3,514,009        3,616,182
Accrued interest receivable                      1,378,525        1,594,147
Other assets                                     2,736,672        2,701,753
     TOTAL ASSETS                             $207,096,744     $197,467,772

 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Deposits:
     Demand - non-interest bearing            $ 24,093,092     $ 24,365,287
     Demand - interest bearing                  25,021,518       23,125,800
     Savings                                    15,459,362       14,800,275
     Time                                       85,453,683       84,223,353
        TOTAL DEPOSITS                         150,027,655      146,514,715
 U.S. Treasury tax and loan                        593,162          369,272
 Other borrowings                               22,000,000       22,000,000
 Federal Funds Purchased                         4,350,000                0
 Dividend payable                                  277,935          235,176
 Accrued interest payable                          853,239          792,077
 Other liabilities                               2,187,425        1,563,396
 Current portion long-term debt                     83,333           83,333
 Long-term debt                                    659,723          680,556
        TOTAL LIABILITIES                      181,032,472      172,238,525

SHAREHOLDERS' EQUITY
 Common stock, par value $.01 per share;
     2,400,000 shares authorized; 2,202,060
     shares issued                                  22,021           22,021
 Surplus                                         5,761,552        5,761,552
 Net unrealized gain on
     available for sale securities                 658,986          616,295
 Retained earnings                              19,876,133       19,083,799
 Less:  Treasury stock - 64,100 shares, at cost   (254,420)        (254,420)
        TOTAL SHAREHOLDERS' EQUITY              26,064,272       25,229,247
                                              $207,096,744     $197,467,772

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                              Three months ended March 31,
                                               1996                 1995

INTEREST INCOME
Interest and fees on loans                      $1,282,930      $1,315,071
Interest on investment securities:
 Taxable                                                 0         181,738
 Tax-exempt                                              0         234,783
                                                         0         416,521

Interest on investment securities
 available for sale                              2,909,858       2,160,305
Interest on trading securities                         824           4,610
Federal Home Loan Bank dividends                    21,330          16,197
Interest on federal funds sold                       7,113           3,214
Interest on rate swaps                              20,832           4,112
        TOTAL INTEREST INCOME                    4,242,887       3,920,030

INTEREST EXPENSE
Interest on deposits                             1,445,825       1,281,352
Interest on short-term borrowings                  334,319         231,133
Interest on long-term debt                          12,018          87,112
        TOTAL INTEREST EXPENSE                   1,792,162       1,599,597

Net interest income                              2,450,725       2,320,433
Provision for possible loan losses                   9,000               0
        NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE LOAN LOSSES     2,441,725       2,320,433

NON-INTEREST INCOME
Service and penalty charges on deposit accounts    192,584         199,187
Credit life insurance commissions                    3,590           5,092
Other income                                        39,874          53,682
Securities gains (losses):
 Investment securities                              97,640        (277,258)
 Trading securities                                (28,750)         15,746
 Options                                            63,143          55,063
        TOTAL NON-INTEREST INCOME                  368,081          51,512

NON-INTEREST EXPENSES
Salaries                                           629,755         569,987
Employee benefits                                   91,557          77,486
Occupancy expense                                   79,581          78,066
Furniture and equipment expense                    157,098         157,925
Stationery and operating supplies                   28,668          31,832
Telephone expense                                   34,576          38,205
FDIC assessment                                        500          78,780
Other expenses                                     261,803         225,993
        TOTAL NON-INTEREST EXPENSES              1,283,538       1,258,274

Income before income taxes                       1,526,268       1,113,671
Applicable income taxes                            456,000         317,000

        NET INCOME                              $1,070,268      $  796,671


Average number of shares outstanding             2,137,960       2,137,960

Net income per share                            $      .50     $       .37

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                               Three months ended March 31,
                                                    1996             1995

Cash flows from operating activities:
 Net income                                      $ 1,070,268     $  796,671
 Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                    97,359        101,116
      Provision for possible loan losses               9,000              0
      Amortization of intangible assets              123,095        116,402
      Investment securities (gains) losses           (97,640)       277,258
      Loss on sale of fixed assets                     4,813              0
      Net securities premium amortization            188,485        115,832
      (Increase) decrease in:
        Interest receivable                          215,622         25,924
        Other assets                                (158,011)      (799,571)
      Increase (decrease) in:
        Interest payable                              61,162         131,355
        Other liabilities                            598,414        (119,109)

Net cash provided by operating activities          2,112,567         645,878
Cash flows from investing activities:
 Proceeds from maturities and prepayments
     of investment securities                              0         176,233
 Purchases of investment securities                        0        (737,250)
 Proceeds from sales of investment
     securities available for sale                 9,469,990       11,446,105
 Proceeds from prepayments of
     investment securities available for sale      1,074,521          321,551
 Purchases of investment securities
     available for sale                          (21,587,658)     (13,944,817)
 Net decrease (increase) in loans                  1,376,767         (388,662)
 Purchase of premises and equipment                        0          (26,395)
Net cash used in investing activities             (9,666,380)      (3,153,235)
Cash flows from financing activities:
 Net increase in demand and
     savings deposits                              2,282,610        1,392,665
 Net increase in time deposits                     1,230,330        3,297,398
 Net increase (decrease) in short-term
     borrowings                                    4,573,890         (800,521)
 Repayments of long-term debt                        (20,833)         (20,833)
 Dividends paid                                     (235,176)        (224,486)

Net cash provided by financing activities          7,830,821        3,644,223

Net increase in cash and cash
 equivalents                                         277,008        1,136,866
Cash and cash equivalents, beginning of
 period                                            6,349,922        7,190,823
Cash and cash equivalents, end of period         $ 6,626,930      $ 8,327,689
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
     Interest                                    $ 1,731,000      $ 1,468,242
     Income taxes                                 $        0      $    40,000
Supplemental schedule of noncash investing
 and financing activities:
     Dividends declared but unpaid               $   277,935      $   235,176

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Note A - General

The consolidated financial statements include the accounts of United Security Bancshares, Inc. (Bancshares) and its subsidiary. All significant intercompany accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. Such adjustments are of a normal, recurring nature. The results of operation for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report for the year ended December 31, 1995, of United Security Bancshares, Inc. and subsidiary.


Note B - Commitments

On January 15, 1996, the Company signed an agreement to acquire all of the outstanding shares of Brent Banking Company for $7.05 million in cash. This acquisition was approved by the Brent Shareholders on April 9, 1996 and is pending final regulatory approval. This acquisition is further detailed in Management's Discussion and Analysis.


Note C - New Accounting Standards

The Company has adopted the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets". The adoption of this standard did not have a significant effect on the Financial position of the Company.


Note D - Reclassifications

Certain balances in the prior year have been reclassified to conform with the presentation adopted in the current year.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the Three Months Ended March 31, 1996

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"). United Security is the Parent Holding Company of United Security Bank (the "Bank"), and it has no operations of any consequence other than the ownership of its subsidiary. The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the three months ended March 31, 1996, to year-end 1995; while comparing income for the quarter ended March 31, 1996, to income for the quarter ended March 31, 1995. All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.


COMPARING THE THREE MONTHS ENDED MARCH 31, 1996, TO THE THREE MONTHS ENDED MARCH 31, 1995;

Net income increased $273,597 or 34.34% increasing net income per share to $.50 from $.37. The increase is due in part to improved net interest income.

Net interest income increased $130,292 or 5.61% over the first quarter of 1995. A combination of volume, rate and yield changes contributed to this increase. Total interest-earning assets increased by $9,634,840 or 5.29% in the first quarter of 1996 and interest-bearing liabilities increased $8,338,192 during the same period. $4,350,000 of the increase in interest-bearing liabilities represents the increase in federal funds purchased. Volume changes favoring the interest earning assets coupled with decreased interest rates over the first quarter of 1995 has contributed to the increased net interest income because of the spread between the yield on assets and the rates paid on liabilities.

Total interest expense increased $192,565 or 12.04% in the first quarter of 1996 compared to the same period in 1995. Interest expense on short-term borrowings increased $103,186 during the first quarter of 1996 compared to the first quarter of 1995. Short-term borrowings consists of U. S. Treasury demand notes in the Treasury, Tax and Loan Accounts, securities sold under repurchase agreements and federal funds purchased and are used to satisfy short term funding needs including arbitrage when advantageous to the Bank. The increase in interest expense on deposits during the first quarter of 1996 is a direct result of the increase in total interest bearing deposits of $3,785,135 or 3.1% during the same period.

Net operating income (income excluding taxes and securities transactions) increased $74,115 or 5.6% in the first quarter of 1996 compared to 1995. Management's investment strategy continued to be directed more toward interest income generation through the investment portfolio by restructuring the fixed rate portion of the portfolio into floating rates or other fixed rates.

Some losses were accepted in the trading securities in order to secure a better yield position. This investment strategy was implemented in 1994 and the increase of total interest income of $322,857 or 8.24% in the first quarter of 1996 is the result. Additionally, non-interest income increased $316,569 due to an investment securities gain of $97,640 in the first quarter of 1996 as opposed to a $277,258 loss in the first quarter of 1995.

Total non-interest expense only increased $25,264 or 2%. These non-interest expenses were held to a minimal increase due to the FDIC assessment reduction and management's efforts to control expenses.

COMPARING THE ENDING FIGURES MARCH 31, 1996, TO THE ENDING FIGURES DECEMBER 31, 1995:

Total assets increased $9,628,972 or 4.88% to $207,096,744. Net loans decreased $1,385,767 or 2.56%, while investment securities increased by $11,020,607 or 8.54% to $140,023,209.

Deposits continue to show steady growth by increasing $3,512,940 or 2.40% to $150,027,655 in the first quarter of 1996.

Federal funds purchased generally mature within one to four days from the transaction date and these funds are generally used to satisfy daily funding needs. At quarter-end, March 31, 1996, the Bank had purchased $4,350,000 in federal funds. Other borrowings, on the other hand, remained unchanged during the first quarter of 1996. Other borrowings consist of short-term loans from the Federal Home Loan Bank in the amount of $22,000,000. Treasury tax and loan deposits are on demand and increased by $223,890 at quarter-end.

The long-term debt consists of a fixed rate note from the Federal Home Loan Bank secured by investment securities pledged to the Federal Home Loan Bank. This debt is used to fund long-term fixed-rate mortgages and the final installment is due in 2005. The first quarter reduction was $20,833.

Undivided profits increased $792,334 or 4.15%, and net unrealized gain on available for sale securities realized an increase of $42,691 in the first quarter, which resulted in a Stockholders' Equity increase of $835,025 or 3.31% to $26,064,272.

Management is not aware of any current recommendations by the regulatory authorities which would have any adverse effect on the liquidity, capital resources or operation of the Bank. However, there were four law suits pending against the Bank at the end of the first quarter of 1996, which could impact the Banks future earnings. Management, however does not expect any material financial impact at this time and the Bank is committed to offer a vigorous defense in each case.

On January 15, 1996, United Security Bank entered into an agreement to acquire the stock of Brent Banking Company of Brent, Alabama. At March 31, 1996 Brent Banking Company had total assets of $36,988,837. The Brent Banking Company Shareholders met on April 9, 1996 and voted to sell Brent Banking Company's stock to United Security Bank. The acquisition and merger is pending FDIC approval, which is expected in May of 1996.

PART II


OTHER INFORMATION

ITEM 6.

Exhibits and Reports on Form 8-K

(a)  Exhibit 27 is filed with this report.

(b) A report on Form 8-K reporting the execution of an Agreement and Plan of Share Exchange with Brent Banking Company was filed on January 29, 1996.

SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: May 13, 1996

BY:
      Larry M. Sellers
      Its Vice-President, Secretary, and Treasurer
      (Duly Authorized Officer and Principal Financial Officer)