Form 10-Q
period 1996-06-30
UNITED SECURITY BANCSHARES INC
filed 1996-08-13
CIK 717806

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549


FORM 10-Q


(Mark One)


(x) Quarterly Report Pursuant to Section 13 or 15 (2) of the Securities Exchange Act of 1934

( ) Transition Report Pursuant to Section 13 or 15 (2) of the Securities Exchange Act of 1934


FOR THE QUARTER ENDED JUNE 30, 1996


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

Shares of common stock ($.01 par value) outstanding as of June 30, 1996:
2,137,960.

Total Number of Pages:     13
Exhibit Index at Page:      0

UNITED SECURITY BANCSHARES, INC AND SUBSIDIARY
INDEX TO FORM 10-Q




PART I. FINANCIAL INFORMATION
                                                                Page
Item 1. Financial Statements

     Consolidated Statements of Condition at June 30, 1996
     (Unaudited), and December 31, 1995                            3

     Consolidated Statements of Income (Unaudited) for the
     Six Months Ended June 30, 1996 and 1995                       4

     Consolidated Statements of Income (Unaudited) for the
     Three Months Ended June 30, 1996 and 1995                     5

     Consolidated Statements of Cash Flows (Unaudited) for
     the Six Months Ended June 30, 1996 and 1995                   6

     Notes to Consolidated Financial Statements                    7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        9

PART II. OTHER INFORMATION                                        11

Item 6. Exhibits and Reports on Form 8-K                          12

SIGNATURE PAGE

Signatures                                                        13

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)


                                                   June 30,    December 31,
          ASSETS                                     1996            1995

[S]                                             [C]            [C]
Cash and due from banks                         $  6,737,210   $  5,749,922
Federal funds sold                                         0        600,000
     TOTAL CASH AND CASH EQUIVALENTS               6,737,210      6,349,922
Investment securities available for sale         149,666,414    127,864,402
Other investments(Federal Home Loan Bank Stock)    1,236,200      1,138,200

Loans                                             72,373,308     55,469,552
Less:  Unearned interest on loans                   (662,210)      (487,995)
Less:  Allowance for possible loan losses         (1,193,545)      (778,391)
     NET LOANS                                    70,517,553     54,203,166

Premises and equipment                             4,187,568      3,616,182
Accrued interest receivable                        1,798,997      1,594,147
Other assets                                       4,851,097      2,701,753
     TOTAL ASSETS                               $238,995,039   $197,467,772

 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Deposits:
     Demand - non-interest bearing               $25,532,252   $ 24,365,287
     Demand - interest bearing                    33,784,970     23,125,800
     Savings                                      17,719,319     14,800,275
     Time                                         05,277,478     84,223,353
        TOTAL DEPOSITS                           182,314,019    146,514,715
 Federal funds purchased                           1,575,000              0
 U.S. Treasury tax and loan                          859,592        369,272
 Other borrowings                                 24,000,000     22,000,000
 Dividend payable                                    277,935        235,176
 Accrued interest payable                            836,633        792,077
 Other liabilities                                 1,749,250      1,563,396
 Current portion long-term debt                       83,333         83,333
 Long-term debt                                      638,889        680,556
        TOTAL LIABILITIES                        212,334,651    172,238,525

SHAREHOLDERS' EQUITY
 Common stock, par value $.01 per share:
     2,400,000 shares authorized; 2,202,060
     shares issued                                    22,021         22,021
 Surplus                                           5,761,552      5,761,552
 Net unrealized gain on
     available for sale securities                   488,438        616,295
 Retained earnings                                20,642,797     19,083,799
 Less:  Treasury stock - 64,100, at cost            (254,420)      (254,420)
          TOTAL SHAREHOLDERS' EQUITY              26,660,388     25,229,247
                                                $238,995,039   $197,467,772

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                 Six months ended June 30,
                                                    1996         1995
INTEREST INCOME

[S]                                              [C]          [C]
Interest and fees on loans                       $2,728,220   $ 2,692,066
Interest on investment securities:
 Taxable                                                  0       352,650
 Tax-exempt                                               0       475,504
                                                          0       828,154
Interest on investment securities
 available for sale                               6,028,541     4,315,248
Interest on trading securities                        3,297         6,084
Federal Home Loan Bank dividends                     44,971        37,122
Interest on federal funds sold                       35,489        15,767
Interest on rate swaps                               27,072        14,616
Dividends                                                50         5,000
        TOTAL INTEREST INCOME                     8,867,640     7,914,057

INTEREST EXPENSE
Interest on deposits                              3,018,974     2,651,162
Interest on short-term borrowings                   738,803       503,705
Interest on long-term debt                           23,834       176,007
        TOTAL INTEREST EXPENSE                    3,781,611     3,330,874

Net interest income                               5,086,029     4,583,183
Provision for possible loan losses                   15,000             0
        NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE LOAN LOSSES      5,071,029     4,583,183

NON-INTEREST INCOME
Service and penalty charges on deposit accounts     391,852       406,306
Credit life insurance commissions                    10,193        12,492
Other income                                         65,189        78,436
Securities gains (losses):
 Investment securities                             (113,439)     (154,132)
 Trading securities                                 (14,375)        9,559
 Options                                            367,740       161,007
        TOTAL NON-INTEREST INCOME                   707,160       513,668

NON-INTEREST EXPENSES
Salaries                                          1,264,059     1,189,437
Employee benefits                                   188,269       173,948
Occupancy expense                                   158,521       157,358
Furniture and equipment expense                     311,374       314,160
Stationery and operating supplies                    62,008        70,475
Telephone expense                                    77,958        76,490
FDIC assessment                                       1,000       158,138
Other expenses                                      775,133       503,376
        TOTAL NON-INTEREST EXPENSES               2,838,322     2,643,382

Income before income taxes                        2,939,867     2,453,469
Applicable income taxes                             825,000       688,000

        NET INCOME                               $2,114,867   $ 1,765,469

Average number of shares outstanding              2,137,960     2,137,960

Net income per share                                    .99           .83


See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                Three months ended June 30,
                                                  1996              1995
INTEREST INCOME

[S]                                             [C]             [C]
Interest and fees on loans                      $1,445,290      $ 1,376,995
Interest on investment securities:
 Taxable                                                 0          170,912
 Tax-exempt                                              0          240,721
                                                         0          411,633
Interest on investment securities
 available for sale                              3,118,683        2,154,943
Interest on trading securities                       2,473            1,474
Federal Home Loan Bank dividends                    23,641           20,925
Interest on federal funds sold                      28,376           12,553
Interest on rate swaps                               6,240           10,504
Dividends                                               50            5,000
        TOTAL INTEREST INCOME                    4,624,753        3,994,027

INTEREST EXPENSE
Interest on deposits                             1,573,149        1,369,810
Interest on short-term borrowings                  404,484          272,572
Interest on long-term debt                          11,816           88,895
        TOTAL INTEREST EXPENSE                   1,989,449        1,731,277

Net interest income                              2,635,304        2,262,750
Provision for possible loan losses                   6,000                0
        NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE LOAN            2,629,304        2,262,750

NON-INTEREST INCOME
Service & penalty charges on deposit accounts      199,268          207,119
Credit life insurance commissions                    6,603            7,400
Other income                                        25,315           24,754
Securities gains (losses):
 Investment securities                            (211,079)         123,126
 Trading securities                                 14,375           (6,187)
 Options                                           304,597          105,944
        TOTAL NON-INTEREST INCOME                  339,079          462,156

NON-INTEREST EXPENSES
Salaries                                           634,304          619,450
Employee benefits                                   96,712           96,462
Occupancy expense                                   78,940           79,292
Furniture and equipment expense                    154,276          156,235
Stationery and operating supplies                   33,340           38,643
Telephone expense                                   43,382           38,285
FDIC assessment                                        500           79,358
Other expenses                                     513,330          277,383
        TOTAL NON-INTEREST EXPENSES              1,554,784        1,385,108

Income before income taxes                       1,413,599        1,339,798
Applicable income taxes                            369,000          371,000

        NET INCOME                              $1,044,599       $  968,798

Average number of shares outstanding             2,137,960        2,137,960

Net income per share                                   .49              .45


See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                   Six months ended June 30,
                                                     1996             1995
Cash flows from operating activities:

 [S]                                               [C]            [C]
 Net income                                        $2,114,867     $1,765,469
 Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                   194,853        202,910
       Provision for possible loan losses              15,000              0
       Amortization of intangible assets              230,652        281,023
       Investment securities losses                   113,439        154,132
       Loss on sale of fixed assets                     4,813              0
       Net securities premium amortization            591,719        227,138
       (Increase) decrease in:
        Interest receivable                            42,018        (25,561)
        Other assets                                  (33,216)      (903,153)
       Increase (decrease) in:
        Interest payable                              (78,531)       232,484
        Other liabilities                             248,426       (301,156)

Net cash provided by operating activities           3,444,040      1,633,286
Cash flows from investing activities:
 Proceeds from maturities and prepayments of
     investment securities                                  0        506,930
 Purchases of investment securities                         0     (1,397,040)
 Proceeds from sales of investment
     securities available for sale                 19,284,467     25,797,013
 Proceeds from maturities, calls and
     prepayments of investment securities
     available for sale                             2,104,456        693,767
 Purchases of investment securities
     available for sale                           (37,762,727)   (28,412,932)
 Purchases of other investments                       (98,000)             0
 Net cash received in acquisition of bank           8,605,941              0
 Net increase in loans                               (915,800)      (180,316)
 Purchase of premises and equipment                   (21,052)       (35,623)
Net cash used in investing activities              (8,802,715)    (3,028,201)
Cash flows from financing activities:
 Net decrease in demand and
     savings deposits                                (322,021)    (3,118,708)
 Net increase in time deposits                      2,557,442      4,947,506
 Net increase in short-term
     borrowings                                     4,065,320      2,201,205
 Repayments of long-term debt                         (41,667)       (41,666)
 Dividends paid                                      (513,111)      (459,662)

Net cash provided by financing activities           5,745,963       3,528,675

See Notes to Consolidated Financial Statements.



                                                  Six months ended June 30,
                                                     1996             1995

Net increase in cash and cash
 [S]                                             [C]           [C]
 equivalents                                     $  387,288    $ 2,133,760
Cash and cash equivalents, beginning of
 period                                           6,349,922      7,190,823
Cash and cash equivalents, end of period         $6,737,210    $ 9,324,583
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
     Interest                                    $3,737,055   $  3,098,714
     Income taxes                                $  831,582   $    748,486
Supplemental schedule of noncash investing
 and financing activities:
     Dividends declared but unpaid               $  277,935   $    235,176

     The purchase of the stock of
       Brent Banking Company as of June 1,
       1996, resulted in an increase of the
       following assets and liabilities:

     Assets
     Investment securities available for sale      $ 6,337,938
     Loans                                         $15,413,587
     Premises and equipment                        $   750,000
     Accrued interest receivable                   $   246,868
     Other assets                                  $ 2,346,780

     Liabilities
     Demand deposits                               $12,893,539
     Savings deposits                              $ 2,173,661
     Time deposits                                 $18,496,683
     Accrued interest payable                      $   123,087
     Other liabilities                             $    14,144

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


Note B - Acquisitions

On June 1, 1996, the Company completed the acquisition of all of the outstanding shares of Brent Banking Company for $7.05 million in cash. This acquisition increased the Company's total assets by $33.7 million.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"). United Security is the Parent Holding Company of United Security Bank (the "Bank"), and it has no operations of any consequence other than the ownership of its subsidiary. The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the six months ended June 30, 1996, to year-end 1996; while comparing income for the first half ended June 30, 1996, to income for the first half ended June 30, 1995.

On June 1, 1996, United Security Bank completed the acquisition of all of the outstanding shares of Brent Banking Company. The acquisition increased United Security's total assets by $33.7 million. The total asset and liability increase is reflected in the June 30, 1996 Statement of Condition, However, since the merger did not occur until June 1, 1996, only one month of income after the merger is recorded in the Statement of Income. The discussion and analysis below, therefore, will be impacted by some large increases due to the merger, particularly in the areas of asset and deposit growth.

All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.


COMPARING THE SIX MONTHS ENDED JUNE 30, 1996, TO THE SIX MONTHS ENDED JUNE 30, 1995:

Net income increased $349,398 or 19.79% increasing net income per share to $.99 from $.83. The increase is due to improved net interest income.

Net interest income increased $487,846 or 10.64% over the first half of 1995.
A combination of volume, rate and yield changes contributed to this increase. Total interest income increased $953,583 or 12.05% over the first half of 1995. Much of this increase is due to the increases in investment income generated. Total interest-earning assets increased by $37,614,399 or 20.46% while interest-bearing liabilities increased $38,655,992 or 26.61% in the first half of 1996. It is again significant to note that while assets and liabilities have increased considerably due to the Brent Bank merger, the income from that merger is reflected for only one month.

Net operating income (income excluding taxes and securities transactions) increased $262,906 or 10.78% in the first half of 1996 compared to the same period in 1995. Management's investment strategy continued to be maximizing portfolio returns commensurate with appropriate risk and liquidity considerations. In July of 1995, United Security reclassified all investment securities from held to maturity to available for sale to allow more flexibility in managing the investment portfolio. This investment strategy has resulted in increased yields and liquidity.

Total interest expense increased $450,737 or 13.53% in the first half of 1996 compared to the same period in 1995. Interest expense on short-term borrowings increased $235,098 during the first half of 1996 compared to the first half of 1995. Short-term borrowing consists of U. S. Treasury demand notes in the Treasury, Tax and Loan Accounts, securities sold under repurchase agreements and federal funds purchased and are used to satisfy short term funding needs including arbitrage when advantageous to the Bank. The increased interest expense on deposits during the first half of 1996 is a result of the increase in total interest bearing deposits during the same period. Interest expense associated with the Brent Bank merger is only reflected in one month's operating expense.

Total net non-interest expense (non-interest expense less non-interest income) increased only $1,448 or less than 1%. This flat rate of growth was due in part to the gains realized in securities transactions and reduction in FDIC premiums during the first half of 1996.


COMPARING THE ENDING FIGURES JUNE 30, 1996, TO ENDING FIGURES DECEMBER 31, 1995:

Total assets increased $41,527,267 or 21.03% to $238,995,039. The Brent Banking Company merger accounted for $33.7 million or 17.06% of the increase in total assets. Net loans increased $16,314,387 or 30.10% to $70,517,553, while investment securities increased by $21,900,012 or 16.98% to $150,902,614. Deposits increased by $35,799,304 or 24.43% to $182,314,019 in the first half of 1996.

Federal funds purchased generally mature within one to four days from the transaction date and these funds are generally used to satisfy daily funding needs. At June 30, 1996, the Bank had purchased $1,575,000 in federal funds. Other borrowings increased by $2,000,000 during the first half of 1996. Other borrowings consist of loans from the Federal Home Loan Bank in the amount of $24,000,000 and also represents short term debt. Treasury tax and loan deposits are on demand and increased by $490,320 at June 30, 1996.

The long-term debt consists of a floating rate note from the Federal Home Loan Bank secured by investment securities pledged to the Federal Home Loan Bank. This debt is used to fund long-term fixed-rate mortgages and the final installment is due in 2005. The first half reduction was $41,667.

Undivided profits increased $1,558,998 or 8.17%, and net unrealized gain on available for sale securities realized a decrease of $127,857 in the first half, which resulted in a Stockholder's Equity increase of $1,431,141 or 5.67% to $26,660,388. Shareholders' Equity was not impacted by the merger of Brent Banking Company because the acquisition was a purchase transaction of all the outstanding shares.

Management is not aware of any current recommendations by the regulatory authorities which would have any adverse effect on the liquidity, capital resources or operation of the Bank. However, there were six law suits pending against the Bank at the end of the first half of 1996, which could impact the Banks future earnings. Management, however does not expect any material financial impact at this time and the Bank is committed to offer a vigorous defense in each case.

                                  PART II


                             OTHER INFORMATION

ITEM 6.


Exhibits and Reports on Form 8-K

(a)  Exhibit 27 is filed with this report.

(b) A report on Form 8-K/A was filed on June 4, 1996, containing unaudited pro forma financial statements and reporting the consummation on May 31, 1996, of the acquisition of Brent Banking Company pursuant to an Agreement and Plan of Share Exchange dated as of January 15, 1996. In addition, on
     May 31, 1996, Brent Banking Company was merged with and into United Security Bank pursuant to a Subsidiary Agreement and Plan of Merger dated as of February 8, 1996.

SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNITED SECURITY BANCSHARES, INC.


DATE:      August 13, 1996

BY:        /s/ Larry M. Sellers
           Its Vice-President, Secretary, and Treasurer
           (Duly Authorized Officer and Principal Financial Officer)