Form 10-Q/A
period 1996-06-30
UNITED SECURITY BANCSHARES INC
filed 1996-08-13
CIK 717806

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549


FORM 10-Q/A


AMENDMENT #1


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

Shares of common stock ($.01 par value) outstanding as of June 30, 1996:
2,137,960.

Total Number of Pages:      3
Exhibit Index at Page:      0



THIS AMENDMENT #1 IS BEING FILED TO CORRECT A NUMBER WHICH WAS INCORRECT ON THE BALANCE SHEET OF THE JUNE 30, 1996, 10-Q FILED WITH THE SEC ON AUGUST 13, 1996. THE INCORRECT NUMBER APPEARS ON PAGE 3 "CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)" ON THE BALANCE SHEET UNDER THE SECTION "LIABILITIES AND SHAREHOLDERS' EQUITY" AND ON THE LINE OF "TIME" UNDER THE HEADING "LIABILITIES" AS 05,277,478. THIS NUMBER SHOULD BE $105,277,478.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)


                                                   June 30,      December 31,
          ASSETS                                     1996            1995

[S]                                               [C]           [C]
Cash and due from banks                           $6,737,210    $  5,749,922
Federal funds sold                                         0         600,000
     TOTAL CASH AND CASH EQUIVALENTS               6,737,210       6,349,922
Investment securities available for sale         149,666,414     127,864,402
Other investments(Federal Home Loan Bank Stock)    1,236,200       1,138,200

Loans                                             72,373,308      55,469,552
Less:  Unearned interest on loans                   (662,210)       (487,995)
Less:  Allowance for possible loan losses         (1,193,545)       (778,391)
     NET LOANS                                    70,517,553      54,203,166

Premises and equipment                             4,187,568       3,616,182
Accrued interest receivable                        1,798,997       1,594,147
Other assets                                       4,851,097       2,701,753
     TOTAL ASSETS                               $238,995,039    $197,467,772

 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Deposits:
     Demand - non-interest bearing              $ 25,532,252    $ 24,365,287
     Demand - interest bearing                    33,784,970      23,125,800
     Savings                                      17,719,319      14,800,275

     Time                                        105,277,478      84,223,353

        TOTAL DEPOSITS                           182,314,019     146,514,715
 Federal funds purchased                           1,575,000               0
 U.S. Treasury tax and loan                          859,592         369,272
 Other borrowings                                 24,000,000      22,000,000
 Dividend payable                                    277,935         235,176
 Accrued interest payable                            836,633         792,077
 Other liabilities                                 1,749,250       1,563,396
 Current portion long-term debt                       83,333          83,333
 Long-term debt                                      638,889         680,556
        TOTAL LIABILITIES                        212,334,651     172,238,525

SHAREHOLDERS' EQUITY
 Common stock, par value $.01 per share:
     2,400,000 shares authorized; 2,202,060
     shares issued                                    22,021          22,021
 Surplus                                           5,761,552       5,761,552
 Net unrealized gain on
     available for sale securities                   488,438         616,295
 Retained earnings                                20,642,797      19,083,799
 Less:  Treasury stock - 64,100, at cost            (254,420)       (254,420)
          TOTAL SHAREHOLDERS' EQUITY              26,660,388      25,229,247
                                                $238,995,039    $197,467,772

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