Form 10-Q
period 1996-09-30
UNITED SECURITY BANCSHARES INC
filed 1996-11-12
CIK 717806

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549


FORM 10-Q


(Mark One)


(x) Quarterly Report Pursuant to Section 13 or 15 (2) of the Securities Exchange Act of 1934

( ) Transition Report Pursuant to Section 13 or 15 (2) of the Securities Exchange Act of 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1996


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

Shares of common stock ($.01 par value) outstanding as of September 30, 1996:
2,137,960.

Total Number of Pages:  72
Exhibit Index at Page:  15

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
INDEX TO FORM 10-Q


                                                                            PAGE

PART I.    FINANCIAL INFORMATION                                            3

Item 1.    Financial Statements

           Consolidated Statements of Condition at September 30, 1996
           (Unaudited), and December 31, 1995                               4

           Consolidated Statements of Income (Unaudited) for the
           Nine Months Ended September 1996 and 1995                        5

           Consolidated Statements of Income (Unaudited) for the
           Three Months Ended September 30, 1996 and 1995                   6

           Consolidated Statements of Cash Flows (Unaudited) for
           the Nine Months Ended September 30, 1996 and 1995                7

           Notes to Consolidated Financial Statements                       9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10


Part II.   OTHER INFORMATION                                               12

Item 5.    Other Information                                               13

Item 6.    Exhibits and Reports on Form 8-K                                14


EXHIBIT INDEX TO FORM 10-Q FOR SEPTEMBER 30, 1996                          15


SIGNATURE PAGE                                                             16

Signatures                                                                 16

                                  PART I

                           FINANCIAL INFORMATION

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                  September 30,    December 31,
                                                       1996            1995
                 ASSETS
Cash and due from banks                           $   7,102,324   $   5,749,922
Federal funds sold                                    4,025,000         600,000
     TOTAL CASH AND CASH EQUIVALENTS                 11,127,324       6,349,922

Investment securities available for sale            146,779,127     127,864,402
Other investments(Federal Home Loan Bank Stock)       1,335,100       1,138,200

Loans                                                71,126,070      55,469,552
Less: Unearned interest on loans                       (585,786)       (487,995)
Less: Allowance for possible loan losses             (1,175,132)       (778,391)
     NET LOANS                                       69,365,152      54,203,166

Premises and equipment                                4,161,047       3,616,182
Accrued interest receivable                           1,583,943       1,594,147
Other assets                                          5,010,497       2,701,753
     TOTAL ASSETS                                 $ 239,362,190   $ 197,467,772

     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Deposits:
      Demand - non-interest bearing               $  25,585,923   $  24,365,287
      Demand - interest bearing                      33,055,899      23,125,800
      Savings                                        17,698,211      14,800,275
      Time                                          106,013,851      84,223,353
        TOTAL DEPOSITS                              182,353,884     146,514,715

     U.S. Treasury tax and loan                       1,483,255         369,272
     Other borrowings                                26,000,000      22,000,000
     Dividend payable                                   277,935         235,176
     Accrued interest payable                           877,354         792,077
     Other liabilities                                1,241,688       1,563,396
     Current portion long-term debt                      83,333          83,333
     Long-term debt                                     618,056         680,556
          TOTAL LIABILITIES                       $ 212,935,505   $ 172,238,525

SHAREHOLDERS' EQUITY
     Common stock, par value $.01 per share:
      2,400,000 shares authorized; 2,202,060
      shares issued                                      22,021          22,021
     Surplus                                          5,761,552       5,761,552
     Net unrealized (loss) gain on available
      for sale securities                              (555,111)        616,295
     Retained earnings                               21,452,643      19,083,799
     Less: Treasury stock-64,100, at cost              (254,420)       (254,420)
          TOTAL SHAREHOLDERS' EQUITY                 26,426,685      25,229,247
                                                  $ 239,362,190   $ 197,467,772

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                                   Nine months ended Sept. 30,
                                                        1996          1995

INTEREST INCOME
Interest and fees on loans                          $ 4,454,388   $ 4,108,213
Interest on investment securities:
    Taxable                                                   0       352,650
    Tax-exempt                                                0       475,504
                                                              0       828,154

Interest on investment securities available for sale  8,836,204     6,852,616
Interest on trading securities                            8,844        13,177
Federal Home Loan Bank dividends                         67,934        59,903
Interest on federal funds sold                           25,817        33,475
Interest on rate swaps                                   40,680        36,542
Dividends                                                   100         5,000
     TOTAL INTEREST INCOME                           13,433,967    11,937,080

INTEREST EXPENSE
Interest on deposits                                  4,807,317     4,102,345
Interest on short-term borrowings                     1,126,428       853,373
Interest on long-term debt                               35,466       218,034
     TOTAL INTEREST EXPENSE                           5,969,211     5,173,752

Net interest income                                   7,464,756     6,763,328
Provision for possible loan losses                       24,000             0
    NET INTEREST INCOME AFTER
        PROVISION FOR POSSIBLE LOAN LOSSES            7,440,756     6,763,328

NON-INTEREST INCOME
Service and penalty charges on deposit accounts         621,775       611,830
Credit life insurance commissions                        15,355        19,772
Other income                                            117,182       104,189
Securities gains (losses):
    Investment securities                               (149,697)     (160,992)
    Trading securities                                   (2,031)       17,840
    Other Securities Transactions                       454,829       167,488
        TOTAL NON-INTEREST INCOME                     1,057,413       760,127

NON-INTEREST EXPENSES
Salaries                                              1,973,103     1,766,678
Employee benefits                                       292,433       265,485
Occupancy expense                                       259,194       238,711
Furniture and equipment expense                         491,976       476,922
Stationery and operating supplies                        99,056       100,516
Telephone expense                                       126,065       118,303
FDIC assessment                                           1,500       175,770
Other expenses                                          850,194       752,835
        TOTAL NON-INTEREST EXPENSES                   4,093,521     3,895,220

Income before income taxes                            4,404,648     3,628,235
Applicable income taxes                               1,202,000       994,000

NET INCOME                                         $  3,202,648  $  2,634,235

Average number of shares outstanding                  2,137,960     2,137,960

Net income per share                                      $1.50         $1.23

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                                    Three months ended Sept. 30,
                                                         1996          1995

INTEREST INCOME
Interest and fees on loans                           $ 1,726,168   $ 1,416,147
Interest on investment securities available for sale
    Taxable                                            3,026,488     2,521,171
Interest on trading securities                             5,547         7,093
Federal Home Loan Bank dividends                          22,963        38,978
Interest on federal funds sold                             2,155        17,708
Interest on rate swaps                                    13,608        21,926
Dividends                                                     50             0
     TOTAL INTEREST INCOME                             4,796,979     4,023,023

INTEREST EXPENSE
Interest on deposits                                   1,788,343     1,451,183
Interest on short-term borrowings                        387,625       349,668
Interest on long-term debt                                11,632        42,027
     TOTAL INTEREST EXPENSE                            2,187,600     1,842,878

Net interest income                                    2,609,379     2,180,145
Provisions for possible loan losses                        9,000             0
     NET INTEREST INCOME AFTER PROVISION FOR
        POSSIBLE LOAN LOSSES                           2,600,379     2,180,145

NON-INTEREST INCOME
Service and penalty charges on deposit accounts          229,923       205,524
Credit life insurance commissions                          5,162         7,280
Other income                                              51,993        25,753
Securities gains (losses):
   Investment securities                                 (36,258)       (6,860)
   Trading securities                                     12,344         8,281
   Other Securities Transactions                          87,089         6,481
     TOTAL NON-INTEREST INCOME                           350,253       246,459

NON-INTEREST EXPENSES
Salaries                                                 709,044       577,241
Employee benefits                                        104,164        91,537
Occupancy expense                                        100,673        81,353
Furniture and equipment expense                          180,602       162,762
Stationery and operating supplies                         37,048        30,041
Telephone expense                                         48,107        41,813
FDIC assessment                                              500        17,632
Other expenses                                           305,713       249,459
     TOTAL NON-INTEREST EXPENSES                       1,485,851     1,251,838

Income before income taxes                             1,464,781     1,174,766
Applicable income taxes                                  377,000       306,000
       NET INCOME                                    $ 1,087,781    $  868,766
Average number of shares outstanding                   2,137,960     2,137,960
Net income per share                                       $ .51         $ .41

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                  Nine months ended Sept. 30,
                                                       1996           1995

Cash flows from operating activities:
    Net income                                    $ 3,202,648     $ 2,634,235
    Adjustments to reconcile net income
      to net cash provided by operations:
    Depreciation                                      304,077         307,055
    Provision for possible loan losses                 24,000               0
    Amortization of intangible assets                 279,497         363,361
    Investment securities losses                      149,697         160,992
    Loss on sale of other real estate                       0          15,501
    Net securities premium amortization               955,693         536,134
      (Increase) decrease in:
          Interest receivable                         257,072         (27,932)
          Other assets                               (241,461)       (957,605)
      Increase (decrease) in:
      Interest payable                                (37,810)        139,126
    Other liabilities                                 366,992         102,129

Net cash provided by operating activities           5,260,405       3,272,996

Cash flows from investing activities:
    Proceeds from maturities/calls of investment
     securities                                             0         506,931
    Purchases of investment securities                      0      (1,397,040)
    Proceeds from sales of investment
     securities available for sale                 23,511,637      33,534,745
    Proceeds from maturities, calls and prepayments
     of investment securities available for sale    3,843,555       1,710,978
    Purchases of investment securities available
     for sale                                     (42,911,618)    (44,194,579)
    Proceeds from redemptions of FHLB Stock           202,000         102,100
    Purchases of FHLB Stock                          (398,900)       (434,800)
    Net cash received in acquisition of bank        8,605,941               0
    Net decrease in loans                             227,601          24,403
    Purchase of premises and equipment                (98,942)        (87,563)
    Proceeds from sale of other real estate                 0          39,500
Net cash used in investing activities              (7,018,726)    (10,195,325)

Cash flows from financing activities:
    Net decrease in demand and savings deposits    (1,018,529)     (3,268,808)
    Net increase in time deposits                   3,293,815       5,990,935
    Net increase in short-term borrowings           5,113,983       9,045,704
    Repayments of long-term debt                      (62,500)     (5,062,500)
    Dividends paid                                   (791,046)       (694,838)
Net cash provided by financing activities           6,535,723       6,010,493

Net increase (decrease) in cash and cash
    equivalents                                     4,777,402        (911,836)
Cash and cash equivalents, beginning of period      6,349,922       7,190,823
Cash and cash equivalents, end of period          $11,127,324     $ 6,278,987

See Notes to Consolidated Financial Statements.

                                                     Nine months ended Sept. 30,
                                                         1996          1995

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                        $ 5,885,634    $ 5,035,073
      Income taxes                                    $ 1,206,582    $ 1,028,486

Supplemental schedule of noncash investing
   and financing activities:
      Dividends declared but unpaid                   $   277,935    $   235,176
      Securities transferred from held to maturity to
        available for sale                            $         0    $23,073,766

      The purchase of the stock of Brent Bank in Company as of June 1, 1996, resulted in an increase of the following assets and liabilities:

      Assets
      Investment securities available for sale        $ 6,337,938
      Loans                                           $15,413,587
      Premises and equipment                          $   750,000
      Accrued interest receivable                     $   246,868
      Other assets                                    $ 2,346,780

      Liabilities
      Demand deposits                                 $12,893,539
      Savings deposits                                $ 2,173,661
      Time deposits                                   $18,496,683
      Accrued interest payable                        $   123,087
      Other liabilities                               $    14,144

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Note A -  General

The consolidated financial statements include the accounts of United Security Bancshares, Inc. (Bancshares) and its subsidiary. All significant intercompany account have been eliminated.

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


Note B - Acquisitions

On June 1, 1996, the Company completed the acquisition of all of the outstanding shares of Brent Banking Company for $7.05 million in cash. This acquisition increased the Company s total assets by $33.7 million.

On August 19, 1996, the Company signed an Agreement and Plan of Merger with First Bancshares, Inc. of Grove Hill, Alabama. First Bancshares, Inc. has assets of approximately $188.6 million and equity of approximately $17.3 million. Each share of First Bancshares, Inc. will be exchanged for 5.8321 shares of United Security Bancshares, Inc. This merger is expected to be accounted for as a pooling of interest.


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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"). United Security is the Parent Holding Company of United Security Bank (the "Bank"), and it has no operations of any consequence other than the ownership of its subsidiary. The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the nine months ended September 30, 1996, to year-end 1995; while comparing income for the first nine months ended September 30, 1996, to income for the first nine months ended September 30, 1995.

On June 1, 1996, United Security Bank completed the acquisition of all of the outstanding shares of Brent Banking Company. The acquisition increased United Security's total assets by $33.7 million. The total asset and liability increase is reflected in the September 30, 1996 Statement of Condition, however, since the merger did not occur until June 1, 1996, only four months of income after the merger is recorded in the Statement of Income. The discussion and analysis below, therefore, will be impacted by some large increases due to the merger.

All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

COMPARING THE NINE MONTHS ENDED SEPTEMBER 30, 1996, TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995:

Net income increased $568,413 or 21.58% increasing net income per share to $1.50 from $1.23. The increase is due to improved net interest income and significant gains in non-interest security transactions.

Net interest income increased $701,428 or 10.37% over the first nine months of 1995. A combination of volume, rate and yield changes contributed to this increase. Total interest income increased $1,496,887 or 12.54% over the first nine months of 1995. Much of this increase is due to the increases in investment income generated. Total interest-earning assets increased by $37,698,611 or 20.51% while interest-bearing liabilities increased $39,670,016 or 27.31% in the first nine months of 1996. It is again significant to note that while assets and liabilities have increased considerably due to the Brent Bank merger, the income from that merger is reflected for only four months.

Net operating income (income excluding taxes and securities transactions) increased $497,648 or 13.81% in the first nine months of 1996 compared to the same period in 1995. Management's investment strategy continued to be maximizing portfolio returns commensurate with appropriate risk and liquidity considerations. In July of 1995, United Security reclassified all investment securities from held to maturity to available for sale to allow more flexibility in managing the investment portfolio. This investment strategy has resulted in increased yields and liquidity.

Total interest expense increased $795,459 or 15.37% in the first nine months of 1996 compared to the same period in 1995. Interest expense on short-term borrowings increased $273,055 during the first nine months of 1996 compared to the first nine months of 1995. Short-term borrowing consists of U. S. Treasury demand notes in the Treasury, Tax and Loan Accounts, securities sold under repurchase agreements, federal funds purchased and borrowings from the Federal Home Loan Bank, and are used to satisfy short term funding needs including arbitrage when advantageous to the Bank. The increased interest expense on deposits during the first nine months of 1996 in the amount of $704,972 or 17.18% is a result of the increase in total interest bearing deposits during the same period. Interest expense associated with the Brent Bank merger is only reflected in the last four month's operating expense.

Total net non-interest expense (non-interest expense less non-interest income) decreased $98,985 or 3.16%. The net non-interest expense was impacted by costs associated by the Brent Banking Company merger, securities gains realized and reduction in FDIC premiums during the first three quarters of 1996.

COMPARING THE ENDING FIGURES SEPTEMBER 30, 1996, TO ENDING FIGURES DECEMBER 31, 1995:

Total assets increased $41,894,418 or 21.22% to $239,362,190. The Brent Banking Company merger accounted for $33.7 million or 17.06% of the increase in total assets. Net loans increased $15,161,986 or 27.97% to $69,365,152, while investment securities increased by $19,111,625 or 14.81% to $148,114,227. Deposits increased by $35,839,169 or 24.46% to $182,353,884 in the first nine months of 1996. The majority of these increases can be attributed to the acquisition of Brent Banking Company on June 1, 1996.

Other borrowings increased by $4,000,000 during the first nine months of 1996. Other borrowings consist of short term loans from the Federal Home Loan Bank in the amount of $26,000,000. Treasury tax and loan deposits are on demand and increased by $1,113,983 at September 30, 1996.

The long-term debt consists of a fixed rate note from the Federal Home Loan Bank secured by investment securities pledged to the Federal Home Loan Bank. This debt is used to partially fund long-term fixed-rate mortgages and the final installment is due in 2005. The reduction for the first nine months was $62,500.

Undivided profits increased $2,368,844 or 12.41%, and net unrealized gain on available for sale securities realized a decrease of $1,171,406 in the first nine months, which resulted in a Stockholder's Equity increase of $1,197,438 or 4.75% to $26,426,685. The net unrealized decrease of $1,171,406 in available for sale securities is a result of the requirements of FAS115 which directs that investment securities available for sale be reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of shareholders' equity. The first nine months of 1995 reported an unrealized market value of $616,295, while an unrealized loss was reported in the same period for 1996 of $555,111. Shareholders' Equity was not impacted by the merger of Brent Banking Company because the acquisition was a purchase transaction of all the outstanding shares.

Management is not aware of any current recommendations by the regulatory authorities which would have any adverse effect on the liquidity, capital resources or operation of the Bank. However, there were six law suits pending against the Bank at the end of the third quarter of 1996, which could impact the Banks future earnings. Management, however does not expect any material financial impact at this time and the Bank is committed to offer a vigorous defense in each case.

On August 19, 1996 United Security Bancshares, Inc. signed an Agreement and Plan of Merger with First Bancshares, Inc. The application to merge has been filed and is currently pending.

                                  PART II


                             OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Registrant reported on Form 8-K, dated July 16, 1996, and filed on July 19, 1996, that the Registrant entered into a Letter of Intent to merge with First Bancshares, Inc., a holding company that owns 100% of the outstanding common stock of First Bank and Trust, an Alabama-chartered Bank located in Grove Hill, Alabama. On August 19, 1996, the Registrant and First Bancshares, Inc. executed an Agreement and Plan of Merger providing for the merger of First Bancshares, Inc. with and into the Registrant and the merger of First Bank and Trust, the wholly-owned subsidiary of First Bancshares, Inc., with and into United Security Bank, the Registrant's wholly-owned subsidiary. The Agreement and Plan of Merger provides for substantially the same terms set forth in the Letter of Intent.

ITEM 6.


Exhibits and Reports on Form 8-K

(a) Exhibit 2, an Agreement and Plan of Merger by and between First Bancshares, Inc. and United Security Bancshares, Inc. dated as of August 19, 1996.

(b)  Exhibit 27 is filed with this report.

(c) A report on Form 8-K dated July 16, 1996, was filed on July 19, 1996, reporting that the Registrant entered into a Letter of Intent to merge with First Bancshares, Inc., a holding company that owns 100% of the outstanding common stock of First Bank and Trust, an Alabama-chartered Bank located in Grove Hill, AL, with assets of approximately $186 million. The Registrant and First Bancshares, Inc. also granted each other an option to purchase up to 8% of the outstanding shares of common stock of each entity in the event that certain specified events occur.

EXHIBIT INDEX TO FORM 10-Q FOR SEPTEMBER 30, 1996


                                        PAGE

Exhibit 2                                17

Exhibit 27                               72


SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNITED SECURITY BANCSHARES, INC.


DATE:   November 12, 1996

BY:     /s/ Larry M. Sellers
        Its Vice-President, Secretary, and Treasurer
        (Duly Authorized Officer and Principal Financial Officer)