Form 10-K
period 1996-12-31
UNITED SECURITY BANCSHARES INC
filed 1997-03-28
CIK 717806

<LETTER>

                  MAYNARD, COOPER & GALE, P.C.
                        ATTORNEYS AT LAW
                     1901 SIXTH AVENUE NORTH
                   2400 AMSOUTH/HARBERT PLAZA
                 BIRMINGHAM, ALABAMA 35203-2602
                         (205) 254-1000
                    FACSIMILE (205) 254-1099

                       MONTGOMERY OFFICE:
                       ONE COMMERCE STREET
                            SUITE 302
                    MONTGOMERY, ALABAMA 36104
                         (334) 262-2001

            Writer's Direct Dial No.: (205) 254-1055

                         March 28, 1997

FILED VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

     Re: United Security Bancshares, Inc.
         Annual Report on Form 10-K
         (File No. 0-14549)

     On behalf of our client, United Security Bancshares, Inc., we are filing the above-referenced Form 10-K via the EDGAR system.

     Please do not hesitate to contact the undersigned if you have any questions or comments.

                                       Very truly yours,

                                       /s/ J. Michael Savage
                                       _____________________
                                           J. Michael Savage

JMS/ead
Enclosures
cc: Jack M. Wainwright, III
Larry M. Sellers
Kevin M. Rittelmeyer
James M. Pool

</LETTER>

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K
(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                 Commission File Number 0-14549

                UNITED SECURITY BANCSHARES, INC.

     (Exact name of registrant as specified in its charter)

               Alabama                             63-0843362
     _______________________________            __________________
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

             131 West Front Street
              Post Office Box 249
             Thomasville, Alabama                     36784
     ________________________________________       __________
     (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code      (334) 636-5424

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

     Shares of common stock ($0.01 par value) outstanding as of December 31, 1996: 2,137,960.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the sales price of shares sold in a private transaction on January 6, 1997, is $15.50. (There is no established public trading market for the Registrant's voting stock.)

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the 1997 annual meeting of its shareholders are incorporated by reference into Part III.

                United Security Bancshares, Inc.
                   Annual Report on Form 10-K
                    for the fiscal year ended
                        December 31, 1996

                        TABLE OF CONTENTS

                                                                    Sequential
Part    Item     Caption                                              Page No.

I        1     Business                                                  3

         2     Properties                                                7

         3     Pending Legal Proceedings                                 8

         4     Submission of Matters to a vote of Security Holders       8

II       5     Market for Registrant's Common Equity and Related
               Stockholder Matters                                       8

         6     Selected Financial Data                                   9

         7     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       9

         8     Financial Statements and Supplementary Data              32

         9     Disagreements on Accounting and Financial Disclosure     56

III     10     Directors and Executive Officers of the Registrant       57

        11     Executive Compensation                                   57

        12     Security Ownership of Certain Beneficial Owners
               and Management                                           57

        13     Certain Relationships and Related Transactions           57

IV      14     Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                                  58

Signatures                                                              59

Exhibits                                                                60

                             PART I

Item 1. Business.

     General

     United Security Bancshares, Inc. ("Bancshares") is an Alabama corporation organized in 1984. Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and it operates one banking subsidiary, United Security Bank (the "Bank").

     The Bank has nine banking offices which are located in Thomasville, Coffeeville, Fulton, Gilbertown, Grove Hill, Butler, Jackson, and Brent, Alabama, and its market area includes portions of Bibb, Clarke, Choctaw, Marengo, Sumter, Washington, and Wilcox Counties in Alabama, as well as Clarke, Lauderdale and Wayne Counties in Mississippi. Bancshares has entered into an Agreement and Plan of Merger, dated as of August 19, 1996 (the "Merger Agreement"), pursuant to which First Bancshares, Inc. ("FBI") will merge with and into Bancshares, and FBI's wholly-owned subsidiary bank, First Bank and Trust, will merge with and into the Bank. This merger is conditioned upon receipt of the necessary regulatory approvals. As part of that process, the United States Department of Justice (the "Justice Department") has issued a report to the Federal Deposit Insurance Corporation ("FDIC") stating its belief that the merger will not have a significantly adverse effect on competition and concurring in the consummation of the merger fifteen (15) days after the date of FDIC approval, on the condition that Bancshares complies with certain conditions required by the Justice Department, including the divestiture of one branch. Management of Bancshares is of the opinion that the conditions imposed by the Justice Department will not have a material effect on its operations or properties.

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

     As of December 31, 1996, the Bank had 107 full-time equivalent employees, and Bancshares had no employees, other than the officers of Bancshares who are indicated in Part III, Item 10 of this report.

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

     In accordance with regulatory restrictions, the Bank had at December 31, 1996, $8,193,418 of undistributed earnings included in consolidated retained earnings available for distribution to Bancshares as dividends without prior regulatory approval.

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

     In August 1989, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA, among other things, abolished the Federal Savings and Loan Insurance Corporation and established two new insurance funds under the jurisdiction of the Federal Deposit Insurance Corporation: the Savings Association Insurance Fund (the "SAIF") and the Bank Insurance Fund ("BIF"). The Bank's deposits are insured by the BIF. Effective January 1, 1996, the FDIC adopted a new risk-based premium schedule of rates for annual insurance assessments paid by banks whose deposits are insured by the BIF. The new schedule will reduce assessments for all but the riskiest institutions. Under this schedule, annual assessments range from $.00 to $.27 for every $100.00 of the Bank's assessment base (which is the sum of all demand and savings deposits plus accrued interest less unposted debits, pass through reserve balances, and other items) with a minimum assessment of $1,000.00 per institution per semi-annual period. The FDIC may adjust the assessment rates semiannually as necessary to maintain BIF reserves of at least 1.25% of total deposits insured ($1.25 per $100.00 of deposits insured) but cannot increase or decrease the rates by any more than 5 basis points (.05%) in the aggregate without opportunity for notice and comment.

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

     In 1992, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA authorizes the Bank Insurance Fund ("BIF") to borrow up to $30 billion from the United States Treasury to be repaid by the banking industry through deposit insurance assessments. FDICIA required the federal banking agencies and the FDIC, as insurer, to take prompt action to resolve the problems of insured depository institutions. All depository institutions will be classified into one of five categories ranging from well-capitalized to critically undercapitalized. As an institution's capital level declines, it would become subject to increasing regulatory scrutiny and tighter restrictions. FDICIA further requires an increase in the frequency of "full-scope, on-site" examinations and expands the current audit requirements. In addition, federal banking agencies are mandated to review and prescribe uniform accounting standards that are at least as stringent as Generally Accepted Accounting Principles. FDICIA permits the merger or acquisition of any depository institutions with any other, provided that the transaction is approved by the resulting entity's appropriate federal banking agency. This would permit, for the first time, direct mergers between banks and thrift institutions.

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

     Because of concerns relating to the competitiveness and the safety and soundness of the industry, the Congress is considering, even after the enactment of FIRREA and FDICIA, a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to eliminate the present restriction on interstate branching by banks, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks.

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

     The Bank operates eight branches in addition to its main office. The Highway 43 branch is located at the intersection of State Highway 43 and Nichol Avenue and is in a one-story brick building with approximately 3,500 square feet. The Coffeeville branch is located on Highway 84 in Coffeeville, approximately 33 miles from Thomasville, and it is in a one-story brick building of approximately 2,000 square feet. The Fulton branch is located on State Highway 178, approximately eight miles from Thomasville, in a one-story frame building of approximately 2,000 square feet. The Butler branch is located at 305 South Mulberry Street, Butler, Alabama in a one-story brick building of approximately 12,000 square feet. There are four drive-in teller facilities at this location. The Gilbertown branch, which consists of a one-story brick building of approximately 2,000 square feet, is located at the intersection of High Street and Highway 17 in Gilbertown, Alabama. There is one drive-in facility at this location. The Grove Hill branch is located at 131 Main Street in Grove Hill, Alabama. This branch is in a one-story brick building with approximately 2,700 square feet and two drive-in facilities. The Jackson Branch opened on November 19, 1990, and is located at the intersection of Highway 69 and College Avenue in Jackson, Alabama. The building is a one-story brick building of approximately 2,800 square feet with two drive-in facilities. The Brent Branch was acquired on May 31, 1996. This branch is located in Brent, Alabama in a one-story brick building with approximately 8,500 square feet. There are three drive-in facilities at this location. All of the Bank's offices are owned in fee by the Bank without encumbrance.

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

     Not applicable

                             PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters.

     There are currently 2,202,060 shares of Bancshares common stock issued and 2,137,960 shares outstanding. As of December 31, 1996, there were approximately 572 shareholders of Bancshares.

     The Bank is authorized by its Articles of Incorporation to issue 25,000 shares of common stock, par value $1.00 per share, all of which are outstanding. Bancshares is the only shareholder of the Bank.

     There is no established public trading market for Bancshares common stock. Management of Bancshares is aware that from time to time Bancshares common stock is sold in private transactions. Management of Bancshares is aware of approximately 17 sales of Bancshares common stock since January 1, 1996 at prices ranging from $10.00 to $15.50 per share.

     Bancshares has paid dividends on its common stock on a quarterly basis in the past three years as follows:

                                            Dividend paid
                                           on Common Stock
           Fiscal Year                        (per share)

              1994                               $.42
              1995                               $.44
              1996                               $.52

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

Item 6. Selected Financial Information.


UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
SELECTED FINANCIAL INFORMATION

                                                         Year Ended December 31,

                                        1996         1995         1994         1993         1992

                                    (In Thousands of Dollars, Except Per Share Amounts)

Total Interest Income                 $ 18,150     $ 16,167     $ 14,025     $ 12,154     $ 12,348
Total Interest Expense                   8,067        7,002        5,420        4,642        5,434

Net Interest Income                   $ 10,083     $  9,165     $  8,605     $  7,512     $  6,914
Provision for Possible Loan Losses          78            0           29           51          135

Net Interest Income After Provision
   for Possible Loan Losses           $ 10,005     $  9,165     $  8,576     $  7,461     $  6,779
Other Non-Interest Income                1,435        1,111        1,041        2,240        2,599
Other Non-Interest Expense              (5,657)      (5,229)      (5,231)      (5,137)      (5,187)

Income Before Income Taxes            $  5,783     $  5,047     $  4,386     $  4,564     $  4,191
Applicable Income Taxes                  1,520        1,432        1,161        1,374        1,134

Net Income                            $  4,263     $  3,615     $  3,225     $  3,190     $  3,057

Per Common Share:
   Net Income                         $   1.99     $   1.69     $   1.51     $   1.49     $   1.43
   Cash Dividends Declared            $   0.52     $   0.44     $   0.42     $   0.36     $   0.33

                                                           At December 31,

                                      1996         1995         1994         1993         1992

Total Loans, Net                    $ 64,573     $ 54,203     $ 56,733     $ 52,945     $ 49,590
Total Assets                        $235,191     $197,468     $186,441     $168,782     $149,848
Total Deposits                      $179,926     $146,515     $142,284     $132,519     $130,816
Long-Term Debt                      $    597     $    681     $    764     $  5,847     $      0
Total Shareholders' Equity          $ 28,826     $ 25,229     $ 18,721     $ 19,611     $ 17,159


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"), and should be read in conjunction with the Audited Financial Statements and Notes thereto included herein. United Security is the parent holding company of United Security Bank (the "Bank"), and it has no operations of consequence other than the ownership of its subsidiary. The emphasis of this discussion will be on the years 1996, 1995, and 1994. All yields presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

     At December 31, 1996, United Security had consolidated assets of approximately $235.2 million and operated nine banking locations in three counties. These nine locations contributed approximately $4.3 million to consolidated net income in 1996. United Security Bank's sole business is banking; therefore, loans and investments are the principal sources of income.

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

     (4) United Security encounters difficulty in integrating the operations of Brent Banking Company or First Bancshares, Inc.;

     (5) rising interest rates adversely affect the demand for consumer credit; and

     (6) general economic conditions, either nationally or in Alabama, are less favorable than expected.

     On August 19, 1996, United Security Bancshares, Inc. signed a definitive agreement to merge with First Bancshares, Inc. of Grove Hill, Alabama. At December 31, 1996, First Bancshares had assets of approximately $195.2 million and equity of approximately $18.8 million. The transaction is subject to shareholder approval and is to be accounted for under the pooling-of-interest method of accounting. If the transaction is approved, the merger is expected to have a significant impact on the operation and financial condition of United Security Bancshares, Inc. during the year 1997 and beyond.

Financial Condition

     United Security's financial condition depends primarily on the quality and nature of the Bank's assets, liabilities, and capital structure, the quality of its personnel, and prevailing market and economic conditions.

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

     The acquisition of Brent Banking Company contributed significantly to United Security's growth during 1996. It added approximately $34 million in assets and one office in Bibb County, Alabama.

     Management believes the most significant factor in producing quality financial results is the Bank's ability to react properly and timely to changes in interest rates. Management is attempting to maintain a balanced position between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations. The following table reflects the distribution of average assets, liabilities, and shareholders' equity for the three years ended December 31, 1996, 1995, and 1994.


Distribution of Assets, Liabilities, and Shareholders' Equity, with
Interest Rates and Interest Differentials


                                                                              December 31,

                                                1996                            1995                               1994

                                  Average               Yield/    Average               Yield/    Average               Yield/
                                  Balance    Interest   Rate %    Balance    Interest   Rate %    Balance    Interest   Rate %

                                                         (In Thousands of Dollars, Except Percentages)

ASSETS

Interest-Earning Assets:
   Loans-Domestic (Note A)       $ 63,232    $ 6,059    9.58%    $ 56,956    $ 5,528    9.71%    $ 55,842    $ 4,835    8.66%
   Taxable Investments (Note B)   129,433     11,060    8.54%     109,288      9,673    8.85%      96,931      8,345    8.61%
   Non-Taxable                     14,945        949    6.35%      13,381        917    6.85%      12,308        835    6.78%
   Federal Funds Sold               1,463         82    5.60%         792         49    6.19%         228         10    4.39%

      Total Interest-Earning
        Assets                   $209,073    $18,150    8.68%    $180,417    $16,167    8.96%    $165,309    $14,025    8.48%

Non-Interest Earning Assets:
   Cash and Due from Banks          5,388                           5,148                           5,192
   Premises                         3,883                           3,730                           3,832
   Other Assets                     5,265                           4,359                           4,031
   Allowance for Loan Losses
     (Deduction)                   (1,014)                           (786)                           (765)

      Total                      $222,595                        $192,868                        $177,599

LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:
   Demand Deposits               $ 29,489    $   735    2.49%    $ 23,907    $   627    2.62%    $ 27,080    $   712    2.63%
   Savings Deposits                16,459        452    2.75%      15,247        453    2.97%      14,898        443    2.97%
   Time Deposits                   97,368      5,393    5.54%      82,412      4,489    5.45%      76,248      3,458    4.54%
   Other Liabilities               26,956      1,487    5.52%      23,457      1,433    6.11%      16,828        807    4.80%

      Total Interest-Bearing
        Liabilities              $170,272    $ 8,067    4.74%    $145,023    $ 7,002    4.83%    $135,054    $ 5,420    4.01%

Non-Interest Bearing Liabilities:
   Demand Deposits                 23,232                          23,079                          21,898
   Other                            2,591                           1,785                           1,533
   Shareholders' Equity            26,500                          22,981                          19,114

     Total                       $222,595                        $192,868                        $177,599

Net Interest Earnings                        $ 10,083                        $ 9,165                         $ 8,605

Net Yield on Interest-
   Earning Assets                                       4.82%                           5.08%                        5.21%


Note A -- For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.

Note B -- Taxable investments include all held-to-maturity, available-for-sale, and trading account securities.


Loans and Allowances for Possible Loan Losses

     Net loans increased in 1996 by $10.4 million. This increase of 19.13% is primarily the result of the acquisition of Brent Banking Company in June 1996. Real estate loans outstanding increased 45.3% to $23.6 million. Loans outstanding in the commercial, financial, and agricultural category increased 8.8% from $34.1 million in 1995 to $37.1 million in 1996. Installment loans increased for the first time in several years to $5.5 million. Most of these increases can be attributed to the acquisition.

     Consumer installment loans at year end 1996 represented 8.34% of total loans. With the acquisition of Brent Banking Company at mid-year 1996, and other programs taking precedence in 1996, the Bank was unable to implement a home equity line for consumer loans which was to be tied to the Bank's credit card program. Plans for this program are still in place and scheduled for implementation in 1997. Additional plans for increasing the regular credit card program in the Bibb County market are scheduled for implementation in March of 1997.

     The increase in real estate loans is almost exclusively due to the acquisition of Brent Banking Company. Construction activity in the trade area continues to be predominately commercial. The Bank was able to secure some of the construction loan business for both commercial and one-to-four family dwellings. The Bank continues to support the local area through its affiliation with Allied Community Development Corporation by providing rental housing for low to moderate income families. In 1996, the Bank and Allied Community Development Corporation assisted in providing 96 rental units and a 14-unit assisted living facility in the trade area. The Bank has invested approximately $1.9 million in limited partnerships. These partnerships develop real estate which qualifies for federal tax credits. The Bank's interest in these partnerships are carried in Other Assets on the balance sheet.

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

     The balance in the allowance for loan loss account as of December 31, 1996, was $1.191 million. This increase of approximately $413,000 over year-end 1995 reflects the increase in loans outstanding due to the acquisition of Brent Banking Company and is considered by management to be an adequate reserve for future loan losses. This allowance is 1.80% of total loans.

     The following table shows the Bank's loan distribution as of December 31, 1996, 1995, 1994, 1993 and 1992.


                                                                       December 31,

                                                   1996        1995        1994        1993        1992

                                                                   (In Thousands of Dollars)

Commercial, Financial, and Agricultural          $37,134     $34,108     $34,676     $29,962     $25,073
Real Estate                                       23,632      16,267      17,240      16,224      16,909
Installment                                        5,527       5,095       6,146       8,295       9,274

          Total                                  $66,293     $55,470     $58,062     $54,481     $51,246


     The amounts of total loans (excluding installment loans) outstanding at December 31, 1996, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less,
(2) more than one year but within five years, and (3) more than five years, are shown in the following table.

                                                                       Maturing

                                                              After One
                                                  Within      But Within       After
                                                 One Year     Five Years     Five Years     Total

                                                             (In Thousands of Dollars)

Commercial, Financial, and Agricultural          $24,055       $ 9,624       $ 3,455       $37,134
Real Estate -- Mortgage                            5,840        13,729         4,063        23,632

     Total                                       $29,895       $23,353       $ 7,518       $60,766


     Variable rate loans totaled approximately $12.2 million and are included in the one-year category.

     United Security Bank started the year 1996 with a balance in the Reserve for Loan Loss Account of $778,391. Loans charged off in 1996 totaled $202,599. This is higher than the $84,786 charged off in 1995 but was anticipated by management when the Brent Banking Company acquisition was completed in June of 1996. Approximately sixty percent (60%) of the loans charged off during the year were at the Brent Office. Loans charged off other than at the Brent Office totaled $81,000 and remained approximately the same as in 1995. Loan recoveries during 1996 on loans charged off totaled $114,128, resulting in net loans charged off of $88,471. Management added $78,000 to the reserve account from operating income during the year and transferred $423,251 from the Brent Office Reserve Account for a reserve balance at year end of $1.2 million.

     At December 31, 1996, United Security had one loan considered to be impaired under FAS114. The amount of this loan, which is on non-accrual, is $557,345, and the related allowance is $55,000. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $371,000. For the year ended December 31, 1996, United Security did not recognize interest income on the impaired loan during the period the loan was considered impaired. United Security had no loans considered to be impaired at December 31, 1995.

Non-Performing Assets

     The following table presents information on non-performing loans and real estate acquired in settlement of loans.


                                                                     December 31,

                                                  1996       1995        1994       1993        1992

                                                                (In Thousands of Dollars)

Non-Performing Loans:
   Loans Accounted for on a Non-Accrual Basis    $  852     $  169      $  270     $   785     $  152
   Accruing Loans Past Due 90 Days or More          848        150          79          22        101
   Real Estate Acquired in Settlement of Loans        0          0          55         145        556

     Total                                       $1,700     $  319      $  404     $   952     $  809

Percent of Net Loans and Other Real Estate         2.63%      0.59%       0.71%       1.79%      1.61%


NOTE: 1) The Bank had no restructured loans as defined by Financial Accounting Standards Board ("FASB") Statement
          Number 15, "Accounting by Debtors and Creditors for
          Troubled Debt Restructurings."

      2) As mentioned under "Loans and Allowances for Possible Loan Losses," two loans represent a substantial percentage of the increase in non-performing loans. Without these credits, total non-performing loans would be $675,000 and 1.02% of Net Loans and Other Real Estate.


     In the opinion of management, non-performing loans and any other loans which have been classified for regulatory purposes do not represent or result from trends or uncertainties which will materially impact future operating results, liquidity, or capital resources. Management is not aware of information which would cause serious doubts as to the ability of borrowers to comply with present repayment terms. Non-performing assets as a percentage of net loans and other real estate was 2.63%. This represents a substantial increase over year end 1995. However, one loan accounts for 91% of accruing loans past due 90 days or more. This loan, although more than 90 days past due, was performing at year end with regular monthly payments being made. This loan, as well as the other loans past due 90 days or more and still accruing, is reviewed closely by management and is allowed to continue accruing only because of underlying collateral values and management's belief that the financial strength of the borrowers is sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset value downgraded. Through continuous training, our lending officers are directed by the Bank's conservative written loan policy to make loans within our trade area, to obtain adequate down payments on purchase-money transactions, and to lend within policy guidelines on other transactions. In addition, the Bank's loan review officer conducts an independent review of individual loans by branch and officer.

     United Security Bank discontinues the accrual of interest on a loan when management has reason to believe the financial condition of the borrower has deteriorated so that the collection of interest is in doubt. When a loan is placed on non-accrual, all unpaid accrued interest is reversed against current income unless the collateral securing the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans is generally either applied against the principal or reported as interest income, according to management's judgement as to the whether the borrower can ultimately repay the loan. A loan may be restored to accrual status if the obligation is brought current, performs in accordance with the contract for a reasonable period, and if management determines that the repayment of the total debt is no longer in doubt.

     It is the policy of United Security Bank to immediately charge-off as loss all amounts judged to be uncollectible. Management is aware that certain losses may exist in the loan portfolio which have not been specifically identified. The allowance for loan losses is established for this reason. This provision was $1,191,171 at year-end and represented 1.80% of total loans outstanding. Management believes this allowance is adequate to absorb any future loan losses.

Allocation of Allowance for Possible Loan Losses

     The following table shows an allocation of the allowance for possible loan losses for each of the five years indicated.

                                                                  December 31,

                          1996                   1995                   1994                   1993                   1992

                              Percent                Percent                Percent                Percent                Percent
     Category       Amount    of Total     Amount    of Total     Amount    of Total     Amount    of Total     Amount    of Total

                                                                   (In Thousands of Dollars)
Commercial,
   Financial, and
   Agricultural    $   774     56.0%       $  506     61.5%       $  501     59.7%      $  488     55.0%      $  426      49.0%
Real Estate            238     35.6           156     29.3           155     29.7          150     20.8          142      33.0
Installment            179      8.4           116      9.2           116     10.6          112     15.2          142      18.0

     Totals         $1,191      100%       $  778      100%       $  772      100%      $  750      100%      $  710       100%


    The table above is based in part on the loan portfolio make-up, the Bank's internal risk evaluation, historical charge-offs, past-due loans, and non-accrual loans. Management considers this allocation as a guide and not restrictive to each category.

    Net charge-offs as shown in the "Summary of Loan Loss Experience" below indicates the trend for the last five years. Management does not anticipate charge-offs in 1997 to exceed the five-year average of $133,000. Loan charge offs of $202,000 in 1996 did exceed this average by $69,000. This increase was the result of the addition of approximately $14 million in loans from the Brent Banking Company acquisition. Loans charged off in 1996 from the Brent portfolio amounted to $122,000 or 60% of the total loans charged to the reserve for loan loss during the year.

Summary of Loan Loss Experience

     This table summarizes the Bank's loan loss experience for each of the five years indicated.

                                                                           December 31,

                                               1996       1995       1994       1993       1992

                                                              (In Thousands of Dollars)

Balance at Beginning of Period                $  778     $  772     $  750     $  710     $  627
Charge-Offs:
   Commercial, Financial, and Agricultural        89         52         41         51         52
   Real Estate -- Mortgage                         0          0          5          6         61
   Installment                                   104         25         25         46         60
   Credit Cards                                    9          8          9          6         15

                                              $  202     $   85     $   80     $  109     $  188

Recoveries:
   Commercial, Financial and Agricultural     $   67     $   50     $   38     $   38     $   64
   Real Estate -- Mortgage                         0          0          0          1          0
   Installment                                    43         33         32         55         68
   Credit Cards                                    4          8          3          4          4

                                              $  114     $   91     $   73     $   98     $  136

Net Charge-Offs (Deduction)                   $  (88)    $    6     $   (7)    $  (11)    $  (52)
Additions Charged to Operations                   78          0         29         51        135
Reserve Acquired                                 423          0          0          0         0

Balance at End of Period                      $1,191     $  778     $  772     $  750     $  710

Ratio of Net Charge-Offs During Period to
   Average Loans Outstanding                    0.14%         0%      0.01%      0.02%      0.10%


Non-Accruing Loans

     Summarized below is information concerning the income on those loans with deferred interest or principal payments resulting from a deterioration in the financial condition of the borrower.

                                                                December 31,

                                                          1996      1995      1994

                                                          (In Thousands of Dollars)

Total Loans Accounted for on a Non-Accrual Basis          $ 852     $ 169     $ 270
Interest Income that Would Have Been Recorded
   under Original Terms                                      58        23        53
Interest Income Reported and Recorded During
   the Year                                                  17        10        44


     Total loans accounted for on a non-accrual basis increased by $683,383 in 1996 to $852,447. One loan represents 81% of this increase. This loan is a commercial loan with collateral. Negotiations for payment through bankruptcy proceedings are pending. Management believes we have adequately reserved for any loss which may occur in this account as well as all other non-accruing loans. Lending officers and other personnel involved in the lending process receive ongoing training, and emphasis is placed on the quality of our loan portfolio. The Bank has no foreign loans. The Bank does not make loans on commercial property outside our market area. The Bank continues to be conservative in its lending directives.

Timber Industry Concentration

     The United Security Bank trade area includes Clarke, Choctaw, and Bibb Counties in Alabama. In addition, parts of Chilton, Hale, Jefferson, Marengo, Monroe, Perry, Shelby, Tuscaloosa, Washington, Sumter and Wilcox Counties in Alabama as well as parts of Clarke, Lauderdale and Wayne Counties in Mississippi are included. There are several major paper mills in our trade area including Alabama River Paper, Boise Cascade, James River Corporation and MacMillan Bloedel. In addition, there are several sawmills, lumber companies, and pole and piling producers. The table below shows the dollar amount of loans made to timber and timber-related companies and to the principals and employees of those companies as of December 31, 1996. The amount of these loans decreased 6.5% from $20 million at year end 1995 to $18.7 million at year end 1996. Timber related loans as a percentage of total gross loans decreased from 36.10% in 1995 to 28.26% in 1996.

     With the Brent Banking Company acquisition in June of 1996, we were able to diversify our loan portfolio to some extent. However, the Bibb County market as well as our previous market area is still heavily dependent on the timber and timber related industries. We do plan to pursue opportunities relating to the Mercedes plant which will be located within 25 miles of our Brent Office. This will include loans to employees of the plant and to business and industry associated with this plant.

                Timber            Total        Percentage of
             Related Loans     Gross Loans      Total Loans

              $18,734,983      $66,294,023        28.26%

     Management understands the concern for concentration of loans in timber and timber-related industries. However, we continue to feel these risks are reduced by the diversification of product production within these industries. Some of the mills and industries specialize in paper and pulp, some in lumber and plywood, some in poles and pilings, and others in wood and veneer. We do not believe that this concentration is excessive or that it represents a trend which might materially impact future earnings, liquidity, or capital resources of the Bank. Management does realize the Bank is heavily dependent on the economic health of the timber-related industries. The Bank continues to benefit from the area industries engaged in the growing, harvesting, processing and marketing of timber and timber-related products. The majority of the land in our trade area is used to grow pine and hardwood timber. Agricultural production loans make up less than 1% of the Bank's total loan portfolio.

Deposits

     Average total deposits have grown 26.5% during the last three years with a 15.1% increase in 1996. This growth was affected by the interest rate environment, product expansion, continued emphasis on service quality and the Brent Banking Company acquisition. In June, 1996, Brent Banking Company was acquired and this acquisition contributed $33 million to United Security Bank's total deposits.

     Average non-interest bearing demand deposits have increased 24.1% over the last three years, but the growth for 1996 was less than 1%. The ratio of average non-interest bearing deposits to average total deposits decreased in 1996 to 13.9% from 16% in 1995 and 15.6% in 1994. This decline can be attributed to the shift from non-interest bearing demand deposits to interest bearing demand deposits the Bank experienced in 1996. Average interest bearing demand deposits increased 23.3% in 1996 and accounted for 17.7% of total average deposits for the year compared to 16.5% in 1995 and 19.3% in 1994. The significant increase in interest-bearing demand deposits is expected since the deposits acquired through the Brent acquisition have a higher concentration of interest-bearing demand deposits. The increase in the interest bearing accounts contributes to a reduced gross interest margin.

     During the last three years, average time deposits increased 31.9%. This represents an increase of over $23.5 million. Average time deposits increased by 18.1% in 1996 compared to an increase of 8.1% in 1995 and 3.3% in 1994. Additionally, time deposits represented 58.5% of the total average deposits in 1996 compared to 57% in 1995 and 54.4% in 1994. This growth in time deposits coupled with the flat growth in interest bearing demand deposits suggests that consumers were willing to sacrifice fund accessibility for a higher interest rate in 1996.

     Average savings deposits have grown 21.5% since the end of 1993. Average savings grew 7.9% in 1996. The ratio of average savings to average total deposits declined to 9.9% in 1996 compared to 10.5% in 1995 and 10.6% in 1994.

     United Security's deposit base remains the primary source of funding for the Bank. The average deposit base represented 74.8% of average liabilities and equity in 1996. As seen in the following table, overall rates on these deposits increased to 3.95% in 1996, compared to 3.84% in 1995 and 3.29% in 1994. This rate increase reflects the shift to interest bearing demand accounts and to the higher rates of certificates of deposit. Emphasis continues to be placed upon attracting consumer deposits. It is United Security's intent to expand its consumer deposit base in order to continue to fund asset growth through growth in both demand deposits and consumer certificates of deposit. This will be accomplished by remaining safe and sound, enhancing our products, and providing quality service.

Average Daily Amount of Deposits and Rates

     The average daily amount of deposits and rates paid on such deposits is summarized for the periods in the following table.

                                                            December 31,

                                          1996                  1995                   1994

                                   Amount      Rate       Amount      Rate       Amount      Rate

                               (In Thousands of Dollars, Except Percentages)

Non-Interest Bearing DDA          $ 23,232               $ 23,079               $ 21,898
Interest-Bearing Demand             29,489     2.49%       23,907     2.62%       27,080     2.63%
Savings                             16,459     2.75        15,247     2.97        14,898     2.97
Time Deposits                       97,368     5.54        82,412     5.45        76,248     4.54

     Total                        $166,548     3.95%     $144,645     3.84%     $140,124     3.29%


     Maturities of Time Certificates of Deposits and Other Time
Deposits of $100,000 or more outstanding at December 31, 1996, are summarized as follows:

                                               Time          Other
                                           Certificates       Time
 Maturities                                 of Deposits     Deposits     Total

                                                 (In Thousands of Dollars)

3 Months or Less                             $ 6,686        $ 7,987     $14,673
Over 3 Through 6 Months                        1,970              0       1,970
Over 6 Through 12 Months                       2,507              0       2,507
Over 12 Months                                 5,914              0       5,914

     Total                                   $17,077        $ 7,987     $25,064


Investment Securities and Securities Available for Sale

     Effective January 1, 1994, United Security Bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires that debt securities, which the Company has both the positive intent and ability to hold to maturity, should be carried at amortized cost. These securities are classified as investment securities in the consolidated financial statements. Debt securities which the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities, are carried at estimated fair value and are included in securities available for sale in the consolidated financial statements, exclusive of any such securities that are included in trading securities. Unrealized holding gains and losses on securities available for sale, net of taxes, are carried as a separate component of stockholders' equity. All securities held are classified as available for sale.

     Investment securities decreased $23.07 million in July 1995 with the election to transfer the entire portfolio into available for sale. This was done to provide additional flexibility in managing the securities portfolio.

     Securities available for sale include Collateralized Mortgage Obligations (CMOs) of $103.86 million, other mortgage backed securities of $30.18 million, state, county and municipal securities of $16.60 million, and other securities of $0.20 million. The total securities portfolio increased $22.86 million or 17.72% from December 1995 to December 1996.

     At December 1996, approximately $99.47 million in CMO's had floating interest rates which reprice monthly and $4.39 million had fixed interest rates.

     Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of mortgage-backed obligations and collateralized mortgage obligations. The mortgage-backed obligations in which United Security invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages ("mortgage-backed securities"). Mortgage-backed securities have yield and maturity characteristics corresponding to the underlying mortgages, and are also subject to any prepayments of principal due to prepayment, refinancing, or foreclosure of the underlying mortgages. Although maturities of the underlying mortgage loans may range up to 30 years, amortization and prepayments substantially shorten the effective maturities of mortgage-backed securities. Transactions in these securities have focused on the seven to ten year average life goal. Principal and interest payments also add significant liquidity to the balance sheet. In 1996, there was a continuing emphasis in Collateralized Mortgage Obligations ("CMO's"), all of which are collateralized by U. S. Government and Agency Mortgage Pools. The CMO market in existence since 1983 was created to add liquidity to the mortgage-backed security ("MBS") market by furnishing better distribution of risk/reward profiles. Since CMO's are derived from MBS pools, they are labeled mortgage derivatives.

     The Federal Financial Institution Examination Council requires that all MBS derivatives be tested for suitability as an investment in the portfolio of financial institutions. These tests are run at purchase and periodically thereafter.

FFIEC Policy Statement -- Derivative MBS Tests

#1 -- Average Life Test --

      The expected average life of the security must be less than or equal to 10 years.

#2 -- Average Life Sensitivity Test --

      The average life of the security will not extend by more than 4 years or shorten by more than 6 years for immediate Treasury curve shifts of +/- 300 basis points
      (3%).

#3 -- Price Sensitivity Test --

      The estimated price of the security will not change by more than 17% for immediate Treasury curve shifts of +/-
      300 basis points.

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

     United Security held $31.06 million in securities which, at December 31, 1996, were designated high risk. $9.43 million of these securities were floating rate, and $21.63 million were inverse floating rate securities. These securities were purchased and/or are being held to hedge certain areas of interest rate risk in the portfolio and balance sheet. There were unrealized losses in this portion of the portfolio at December 31, 1996 of $1.04 million. Despite these unrealized losses, the securities in this segment of the portfolio produced $4.35 million in interest income and positive total return for 1996.

     The securities portfolio and its various components are monitored, and assessments are made regularly relative to United Security's exposure to high risk investments. Changes in the level of earnings and fair values of securities are generally attributable to fluctuations in interest rates, as well as volatility caused by general uncertainty over the economy, inflation, and future interest rate trends. MBS and CMOs present some degree of additional risk in that mortgages collateralizing these securities can be prepaid, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of low interest rates when borrowers refinance their mortgages, creating prepayments on their existing mortgages.

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

     Fair market value of securities vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or other funding needs. There were unrealized gains (net of taxes) of $1.06 million in the securities portfolio on December 31, 1996, versus net unrealized gain (net of taxes) of $616,295 one year ago.

     United Security uses other off balance sheet derivative products for hedging purposes. These include interest rate swaps, caps, floors and options. The use and detail regarding these products are fully discussed under "Liquidity and Interest Rate
Sensitivity Management" and in Note S in the "Notes to Consolidated Financial Statements."


Condensed Portfolio Maturity Schedule

                                                Dollar          Portfolio
Maturity Summary                                Amount          Percentage

Maturing in less than 1 year                $    951,673           0.63%
Maturing in 1 to 5 years                       3,245,150           2.15%
Maturing in 5 to 10 years                      6,949,017           4.61%
Maturing in over 10 years                    139,638,118          92.61%

      Total                                 $150,783,958         100.00%


The following Marketable Equity Securities have been excluded from the above Maturity Summary due to no stated maturity date.

   Federal Home Loan Bank Stock          $1,034,000
   Mutual Funds                          $    9,927
   Other Marketable Securities           $   45,579



Condensed Portfolio Repricing Schedule

                                                Dollar          Portfolio
Repricing Summary                               Amount          Percentage

Repricing in 30 days or less                $ 99,490,380           65.98%
Repricing in 31 to 90 days                       207,916            0.14%
Repricing in 91 days to 1 year                   718,757            0.48%
Repricing in 1 to 5 years                      3,245,149            2.15%
Repricing in 5 to 10 years                     6,844,483            4.54%
Repricing in over 10 years                    40,277,273           26.71%

      Total                                 $150,783,958          100.00%


Repricing in 30 days or less does not include:

   Mutual Funds                                $    9,927
   Other Marketable Equity Securities          $   45,579

Repricing in 31 to 90 days does not include:

   Federal Home Loan Bank Stock                $1,034,100


Investment Securities Available-for-Sale Maturity Schedule

                                                                                Maturing

                                                          After One            After Five
                                       Within             But Within           But Within             After
                                      One Year            Five Years            10 Years             10 Years

                                  Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield

                                                        (In Thousands of Dollars, Except Yields)

Investment Securities Available for Sale:
   State, County and Municipal
     Obligations                  $  943     6.51%     $3,050     6.68%     $1,988     7.03%     $ 10,617     5.98%
   Mortgage-Backed
     Securities                   $    9     5.91%     $   53     5.37%     $4,961     6.28%     $129,021     8.75%
   Other                          $    0     0.00%     $  142     7.63%     $    0     0.00%     $      0     0.00%

     Total                        $  952     6.50%     $3,245     6.70%     $6,949     6.50%     $139,638     8.53%


* Available for Sale Securities are stated at Market Value and
  Market Yield


Securities Gains and Losses

     Non-interest income from securities transactions, trading account transactions, and associated option premium income increased dramatically in 1996 compared to 1995 and 1994. The majority of the profits realized in 1996 were generated in options and other related transactions. Losses in the investment securities area occurred in connection with United Security's asset and liability management activities and disposition of some securities which were acquired through the Brent Banking Company acquisition. Options income and other off-balance sheet income rose 124% from $221,797 to $497,387. Although this income should be considered non-recurring, it is expected that $224,640 will be recognized in 1997. This income which will be received in 1997 is the result of early termination of interest rate contracts and the deferred gains and losses associated with these interest rate risk management tools and is being amortized over the original life of the hedge.

     The table below shows the associated net gains or (losses) for the periods 1996, 1995, and 1994:

                                                1996            1995            1994

Investment Securities                       $ (103,644)     $ (103,414)     $  (34,573)
Trading Account                                 (2,031)         23,215         (97,525)
Options & Off-Balance Sheet Transactions       497,387         221,797         225,228

     Total                                  $  391,712      $  141,598      $   93,130


     Losses in 1996 from sales of investment securities and trading account securities were net of gains of $384,287 and $36,250, respectively. Volume of sales as well as other information on securities is further discussed in Note C to the financial statements.

Investment Securities and Investment Securities Available-for-Sale

     The following table sets forth the carrying value of investment securities at the dates indicated.

                                                              December 31,

                                                     1996         1995         1994

                                                        (In Thousands of Dollars)

Investment Securities Held to Maturity:
   U.S. Treasury and Agencies Securities          $       0     $       0     $  3,252
   Obligations of States, Counties, and
     Political Subdivisions                               0             0       13,144
   Mortgage-Backed Securities                             0             0        5,631
   Other Securities                                       0             0          100

     Total                                        $       0     $       0     $ 22,127

Investment Securities Available for Sale:
   U.S. Treasury and Agency Securities            $       0     $       0     $    992
   Obligations of States, Counties, and
     Political Subdivisions                          15,441        11,989            0
   Mortgage-Backed Securities                       133,494       114,880       93,928
   Other Securities                                   1,239         1,159          815
   Unrealized Gains (Losses)                          1,700           986       (5,147)

                                                   $151,874      $129,014     $ 90,588

     Total                                         $151,874      $129,014     $112,715


     The maturities and weighted average yields of investment securities available-for-sale at the end of 1996 are presented in the preceding table based on stated maturity. While the average stated maturity of the Mortgage Backed Securities (excluding CMO's) was 24.04 years, the average life expected is 12.80 years. The average stated maturity of the CMO portion of portfolio was 25.47 years, and the average expected life was 16.82 years. The average expected life of investment securities available-for-sale was 14.86 years with an average yield of 8.37 percent.

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

                                        Other Short-Term Borrowings

                                          (In Thousands of Dollars)
Year Ended December 31:
         1996                                        $22,364
         1995                                        $22,369
         1994                                        $17,652

Weighted Average Interest Rate at Year-End:
         1996                                           5.44%
         1995                                           5.82%
         1994                                           5.90%

Maximum Amount Outstanding at Any Month's End:
         1996                                        $32,571
         1995                                        $26,698
         1994                                        $17,980

Average Amount Outstanding During the Year:
         1996                                        $26,259
         1995                                        $19,657
         1994                                        $10,931

Weighted Average Interest Rate During the Year:
         1996                                           5.49%
         1995                                           6.11%
         1994                                           4.55%

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

Shareholders' Equity

     United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 1996, shareholders' equity totaled $28.8 million, or 12.3% of total assets compared to 12.8% and 10% for the same periods in 1995 and 1994, respectively. This level of equity indicates to United Security's shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

     Over the last three years shareholders' equity grew from $19.6 million at the beginning of 1994 to $28.8 million at the end of 1996. All of this growth was the result of internally generated retained earnings, with the exception of the market value adjustment of $1,062,247 made for the available for sale investments as required by Statement of Financial Accounting Standards No. 115. (See Note A of the Consolidated Financial Statements for additional information.) The internal capital generation rate (net income less cash dividends as a percentage of average shareholders' equity) was 11.9% in 1996, up from 11.6% in 1995.

     On May 31, 1996, United Security acquired the assets and assumed the liabilities of Brent Banking Company of Bibb County.
This transaction had no direct affect on shareholders' equity since it was a purchase transaction.

     United Security is required to comply with capital adequacy standards established by the Federal Reserve and FDIC. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broaden risk categories, each with a specified risk-weighting factor. The resulting capital ratios represented capital as a percentage of total risk-weighted assets and off-balance sheet items. The banking regulatory agencies have adopted initiatives to begin considering interest rate risk in computing risk-based capital ratios. On December 14, 1994, the Federal Reserve Board adopted amendments to its risk based capital guidelines for state member banks and holding companies. Under the final rule, institutions are generally directed not to include the component of common stockholders' equity created by SFAS115, (net unrealized holding gains and losses on securities available for sale).

     The minimum standard for the ratio of total capital to risk-weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits, and non-cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier l Capital"). The remainder ("Tier II Capital") may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier l Capital and Tier II Capital is "total risk-based capital".

    The banking regulatory agencies have also adopted regulations which supplement the risk based guidelines to include a minimum leverage ratio of 3% of Tier l Capital to total assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3% level.

     The following chart summarizes the applicable bank regulatory capital requirements. United Security's capital ratios at December 31, 1996, substantially exceeded all regulatory requirements.


Risk-Based Capital Requirements

                                             Minimum         United Security's
                                             Regulatory          Ratio at
                                             Requirement     December 31, 1996

Tier I Capital to Risk-Adjusted Assets          4.00%             20.51%
Total Capital to Risk-Adjusted Assets           8.00%             21.47%
Tier I Leverage Ratio                           3.00%             11.57%


     Total capital also has an important effect on the amount of FDIC insurance premiums paid. Lower capital ratios can cause the rates paid for FDIC insurance to increase. United Security plans to maintain the capital necessary to keep FDIC insurance rates at a minimum.

     United Security attempts to balance the return to shareholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. Total cash dividends paid were $1.1 million or $.52 per share compared to $.44 per share in 1995 and $.42 per share in 1994. The total cash dividends represented a payout ratio of 26.08% in 1996 with a payout ratio of 26.02% and 27.84% in 1995 and 1994 respectively. This is the eighth consecutive year that United Security has increased cash dividends.

Ratio Analysis

     The following table presents operating and capital ratios for each of the last three years.

                                                 Year Ended December 31,

                                                1996       1995       1994

Return on Average Assets                         1.92%      1.87%      1.82%
Return on Average Equity                        16.09%     15.73%     16.87%
Cash Dividend Payout Ratio                      26.08%     26.02%     27.84%
Average Equity to Average Assets Ratio          11.91%     11.92%     10.76%


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

     The asset portion of the balance sheet provides liquidity primarily from loan principal payments and maturities and through sales, maturities, and payments from the investment portfolio. Other short-term investments such as Federal Funds Sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $34,967,000 at December 31, 1996.

     Investment securities maturing or repricing in the same time frame totaled $107,886,000 or 71% of the investment portfolio at year-end 1996. In addition, principal payments on mortgage-backed securities totaled $3,260,000 in 1996. For repricing purposes, $1,896,000 in payments have been included in the one year or less categories in the "Interest Rate Sensitivity Analysis," reflecting recent prepayment experience.

     The liability portion of the balance sheet provides liquidity through interest-bearing and non-interest bearing deposit accounts. Federal Funds purchased, securities sold under agreements to repurchase, and short-term borrowings are additional sources of liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.

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

     Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly, while the timing of repricing for both the asset and the liability remains the same, thus affecting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself will not ensure maximum net interest income. Management continually evaluates the condition of the economy, the pattern of market interest rates, and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in general levels of interest rates.

     The balance of cash and cash equivalents increased at December 31, 1996, by $1,883,198. This increase was primarily a result of net cash received in the acquisition of Brent Banking Company and lower loan levels. Net income was the primary contributor from operating activities, while deposit growth was the main contributor to cash from financing activities. The primary sources of cash flows for United Security are earnings, proceeds from sales, payments and maturities of investment securities, and deposit growth and short-term borrowings.

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

     United Security currently has long-term debt and short-term borrowings that on average represent 9.37 percent of total liabilities and equity.

     United Security currently has up to $30 million in borrowing capacity from the Federal Home Loan Bank and $11 million in established Federal Funds Lines.

     Measuring Interest Rate Sensitivity: Gap analysis is a technique used to measure interest rate sensitivity, an example of which is presented below. Assets and liabilities are placed in gap intervals based on their repricing dates. Assets and liabilities for which no specific repricing dates exist are placed in gap intervals based on management's judgment concerning their most likely repricing behaviors. Derivatives used in interest rate sensitivity management are also included in the applicable gap intervals.

     A net gap for each time period is calculated by subtracting the liabilities repricing in that interval from the assets repricing. A positive gap -- more assets repricing than liabilities -- will benefit net interest income if rates are rising and will detract from net interest income in a falling rate environment. Conversely, a negative gap -- more liabilities repricing than assets -- will benefit net interest income in a declining interest rate environment and will detract from net interest income in a rising interest rate environment.

     Gap analysis is the simplest representation of United
Security's interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates (e.g., the prime lending rate), pricing strategies on consumer and business deposits, changes in balance sheet mix, or the effect of various options embedded in balance sheet instruments.

     The accompanying table shows United Security's rate sensitive position at December 31, 1996, as measured by gap analysis. Over the next 12 months approximately $13 million more interest earning assets than interest bearing liabilities can be repriced to current market rates at least once. This analysis indicates that United Security has a positive gap within the next 12 month range and net interest income should benefit from a rising rate environment according to the table.


Interest Rate Sensitivity Analysis


                                                                                 December 31, 1996

                                                                              (In Thousands of Dollars)

                                                    0-3          4-12            1-5         Over 5     Non-Rate
                                                   Months       Months          Years         Years     Sensitive       Total
Earning Assets:
   Loans                                          $ 19,312     $ 15,717       $ 24,123      $  5,421     $      0      $ 64,573
   Taxable Investment Securities                   105,520        1,422          7,568        20,766            0       135,276
   Tax-Exempt Investment Securities                    233          711          3,050        12,604            0        16,598

     Total Earning Assets                         $125,065     $ 17,850       $ 34,741      $ 38,791     $      0      $216,447

Interest-Bearing Liabilities:
   Interest-Bearing Demand Deposits
   Demand Deposits                                $ 31,064     $       0      $ 10,355      $      0     $      0      $ 41,419
   Savings Deposits                                  6,517           151         9,775             0            0        16,443
   Time Deposits                                    37,274        32,408        27,694             0            0        97,376
   Other Liabilities                                22,385            63           336           261            0        23,045
   Non-Interest-Bearing Liabilities
   Demand Deposits                                     601             0             0             0       24,094        24,695
   Shareholders' Equity                                  0             0             0             0       13,469        13,469

     Total Funding Sources                        $ 97,841     $  32,622      $ 48,160      $    261     $ 37,563      $216,447

Interest Sensitivity Gap (Balance Sheet)          $  27,224     $(14,772)     $(13,419)     $ 38,530     $(37,563)     $      0

Off-Balance Sheet                                 $     587     $      0      $   (587)     $      0     $      0      $      0

Interest Sensitive Gap                            $  27,811     $(14,772)     $(14,006)     $ 38,530     $(37,563)     $      0

Cumulative Interest-Sensitive Gap                 $  27,811     $ 13,039      $   (967)     $ 37,563     $      0      $      0


    Note: Management adjustments reflects United Security's anticipated repricing sensitivity of non-maturity deposit products. Historically, balances on non-maturity deposit accounts have remained relatively stable despite changes in market interest rates. Management has classified certain of these accounts as non-rate sensitive based on a management's historical pricing practices and runoff experience. Approximately 10% of the interest-bearing demand deposit account balances and 60% of the savings account balances are classified as over one year.

           Certain interest-sensitive assets and liabilities are included in the table based on historical repricing experience and expected prepayments in the case of Mortgage Backed Securities rather than contractual maturities. Non-accruing loans are included in loans at the contractual maturity.


     In addition to the ongoing monitoring of interest-sensitive assets and liabilities, United Security enters into various interest rate contracts ("interest rate protection contracts") to help manage United Security's interest sensitivity. Such contracts generally have a fixed notional principal amount and include (i) interest rate swaps where United Security typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, (ii) interest rate caps and floors purchased where United Security receives interest if the specified index falls below the floor rate or rises above the cap rate. All interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps and floors classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized. A discussion of interest rate risks, credit risks and concentrations in off-balance sheet financial instruments is included in Note S of the "Notes to Consolidated Financial Statements."


Interest Rate Protection Contracts


                                                                         Contract Terms
                              Notional   Carrying  Estimated          Weighted Average Rate
                               Amount      Value   Fair Value     Receive     Pay       Maturity
                                        (in Thousands)
Swaps:
Contracts     Terms                                              Ranges                 Maturity
     1     Pay Fixed           $   587    $    0    $   10     Prime Rate     6.80%     21 mos.


Caps and Floors:
Contracts     Terms                                                Ranges               Maturity

     3     Caps Purchased      $30,000     $ 297     $ 180     6.45% to 6.75%           19-37 mos.
     4     Floors Purchased     25,000       101        10     4.00% to 8.25%           12-24 mos.
     2     Caps Sold            20,000       (82)      (78)        7.45%                23-37 mos.

                               $75,587     $ 316     $ 122


Income Taxes

     The effective tax rate as a percentage of pre-tax income was 26.3% in 1996 compared to 28.4% and 26.5% in 1995 and 1994, respectively. These rates are lower than the maximum Federal statutory rate of 35% due primarily to tax exempt interest income and tax credits generated by investments in low income housing partnerships. The Company's taxable income was also only in the 34% tax bracket. The Company's effective tax rate should continue to be lower than the maximum Federal rates in future years.

     Deferred income taxes are reported for timing differences between items of income and expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed in accordance with SFAS No. 109 "Accounting for Income Taxes".

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

     Collateral obtained upon exercise of the commitment is determined based on management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land, and other items. The Bank does not normally require collateral for standby letters of credit. As of December 31, 1996, the Bank had outstanding standby letters of credit and commitments to make loans of $6,807,823 and $36,462,517, respectively.

     For options written and commitments to purchase securities for forward delivery, the contractual amounts reflect the extent of the Bank's involvement in various classes of financial instruments and does not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures.

     Options are contracts that allow the buyer of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller or writer of the option. As a writer of options, the Bank is paid a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. As of December 31, 1996, the Bank's options written totaled $4,000,000.

     Commitments to buy and sell securities for delayed delivery require the Bank to buy and sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in securities values and interest rates between the commitment and delivery dates. There were no commitments to buy or sell securities for delayed delivery as of December 31, 1996.

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

     Net interest income increased by $839,923 or 9.2% in 1996 compared to 6.9% and 14.5% increases in 1995 and 1994 respectively. Volume, rate, and yield changes contributed to the growth in net interest income. Average interest-earning assets increased by $28.7 million or 15.9% in 1996. This increase in interest-earning assets is partly offset by the volume increase of $25.2 million or 17.4% in average interest-bearing liabilities. These increases were mostly due to the Brent Banking Company acquisition. Volume changes of equal amounts in interest-earning assets and interest-bearing liabilities generally increase net interest income because of the spread between the yield on loans and investments and the rates paid on interest-bearing deposits. In 1996, average interest-earning assets outgained average interest-bearing liabilities by $3.4 million.

     United Security's ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percent of average earning assets. The interest margin was 4.8% in 1996 compared to 5.1% and 5.2% in 1995 and 1994, respectively.

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

     Another factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement gives a more accurate representation of the effect market interest rate movements have on interest rate-sensitive assets and liabilities. The average volume of the interest-bearing liabilities, as noted in the table "Distribution of Assets, Liabilities, and Shareholders' Equity, with Interest Rates and Interest Differentials", increased 17.4% in 1996, while the average rate of interest paid decreased from 4.83% in 1995 to 4.74% in 1996, a decrease of 9 basis points. Average interest-earning assets increased 15.9% in 1996, while the average yield decreased from 8.96% in 1995 to 8.68% in 1996, a decrease of 28 basis points. Net yield on average interest earning assets decreased 26 basis points from 1995 to 1996. The slower decline in interest rates paid on liabilities is due in part to the higher rates paid on the time deposits acquired with Brent Banking Company.

     The percentage of earning assets funded by interest-bearing liabilities also affects the Bank's interest margin. United Security's earning assets are funded by interest-bearing liabilities, non-interest bearing demand deposits, and shareholders' equity. The net return on earning assets funded by non-interest-bearing demand deposits and shareholders' equity exceeds the net return on earning assets funded by interest-bearing liabilities. United Security maintains a relatively consistent percentage of earning assets funded by interest-bearing liabilities. In 1996, 81% of the Bank's average earning assets were funded by interest-bearing liabilities as opposed to 80% in 1995 and 82% in 1994. Net interest income is improved as earning assets are funded by a decreasing percentage of interest-bearing liabilities.

Summary of Operating Results

                                                  Year Ended December 31,

                                                1996        1995        1994

                                                  (In Thousands of Dollars)

Total Interest Income                          $18,150     $16,167     $14,025
Total Interest Expense                           8,067       7,002       5,420

Net Interest Income                            $10,083     $ 9,165     $ 8,605
Provision for Possible Loan Losses                  78           0          29

Net Interest Income After Provision for
   Possible Loan Losses                        $10,005     $ 9,165     $ 8,576
Non-Interest Income                              1,435       1,111       1,041
Non-Interest Expense                            (5,658)     (5,229)     (5,231)

Income Before Income Taxes                     $ 5,782     $ 5,047     $ 4,386
Applicable Income Taxes                          1,520       1,432       1,161

Net Income                                     $ 4,262     $ 3,615     $ 3,225



Changes in Interest Earned and Interest Expense Resulting from
Changes in Volume and Changes in Rates

                            1996 Compared to 1995        1995 Compared to 1994       1994 Compared to 1993

                             Increase (Decrease)          Increase (Decrease)         Increase (Decrease)
                              Due to Change In:            Due to Change In:           Due to Change In:

                                     Average                     Average                      Average
                            Volume    Rate     Net       Volume    Rate    Net       Volume    Rate     Net

                                                     (In Thousands of Dollars)
Interest Earned On:
   Loans                   $  605   $ (74)   $   531     $   98   $ 595   $  693     $  368   $ (73)   $  295
   Taxable Investments      1,735    (348)     1,387      1,089     239    1,328      1,009     525     1,534
   Non-Taxable
     Investments              102     (70)        32         73       9       82        119     (39)       80
   Federal Funds               38      (5)        33         34       5       39        (52)     14       (38)

     Total Interest-
       Earning Assets      $2,480   $(497)    $1,983     $1,294   $ 848   $2,142     $1,444   $  427   $1,871

Interest Expense On:
   Demand Deposits         $  140   $ (32)    $  108     $  (82)  $  (3)  $  (85)    $   41   $  (63)  $  (22)
   Savings Deposits            34     (35)        (1)        10       0       10         40       (1)      39
   Time Deposits              829      75        904        296     735    1,031        105       57      162
   Other Liabilities          201    (147)        54        370     256      626        434      165      599

     Total Interest-
       Bearing Liabilities $1,204   $(139)    $1,065     $  594   $ 988   $1,582     $  620   $  158   $  778

Increase in Net
   Interest Income         $1,276   $(358)    $  918     $  700   $(140)  $  560     $  824   $  269   $1,093


Provision for Possible Loan Losses

     The provision for possible loan losses is an expense used to establish the allowance for possible loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance to absorb future losses. Net charge-offs exceeded recoveries by $114,128 during the year. Management transferred $78,000 from earnings plus an addition of $423,251 from the Brent Bank acquisition. The provision for possible loan losses increased to 1.80% of total loans up from 1.40% in 1995. For additional analysis and discussion of the allowance for loan losses, refer to the section entitled "Loans and Allowance for Possible Loan Losses."

Non-Interest Income

     Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and commissions earned through insurance sales and trading activities. In addition, gains and losses from the sale of investment portfolio securities and option transactions are included in non-interest income.

     Fee income from service charges increased 4.8% in 1996 compared to a 1.2% increase in 1995 and a 2.8% decrease in 1994. The increase in service charge income resulted primarily from the increases in the number of deposit accounts, mostly because of the Brent Bank acquisition, and changes in products and pricing of certain deposit accounts and related services. Insurance premiums and commissions income continued to decline. This income is originated primarily from the sale of credit life and accident and health insurance to consumer loan customers. The decline in insurance income resulted from declining volumes of credit life insurance written for customers, coupled with lower premium rates for the last four years. Insurance premiums and commissions income are not expected to increase due to the uncertainty in the credit life insurance market.

     Other non-interest income includes safe deposit box fees, credit and debit card fees, letters of credit fees, and other customer charges and income generated from the Bond Division formed during the latter part of 1996. Other income increased to $169,086 in 1996 and accounted for 16.2% of non-interest income (excluding security related income) compared to 13.2% in 1995 and 11.1% in 1994. The newly formed Bond Division contributed $16,233 to non-interest income; however, a more significant contribution from the Bond Division is expected in 1997.

     Non-recurring items of non-interest income include all the securities gains (losses) discussed previously. Investment securities had a total loss of $103,644 in 1996 compared to a $103,414 loss in 1995 and a $34,573 loss in 1994. The investment securities loss of $103,644 and the trading securities loss of $2,031 in 1996 was offset by an option income of $497,387 in 1996. The combination of these accounts yielded a net income of $391,712 in securities related non-interest income in 1996 compared to $141,598 in 1995, and $93,130 in 1994. Income generated in the area of securities gains and losses (which is also discussed under a separate category "Securities Gains and Losses") is dependent on many factors including investments portfolio strategies, interest rate changes, and the short, intermediate, and long-term outlook for the economy. The investment strategy for the past three years was directed more toward interest income generated by the investment portfolio by restructuring the fixed-rate portion of the portfolio into floating rates or other fixed rates. Management expects this strategy to continue to enhance future earnings.

     United Security continues to search for new sources of non-interest income. These sources will come from innovative ways of performing banking services now as well as providing new services in the future.

Non-Interest Expense

     Non-interest expenses consist primarily of four major categories: salaries and employee benefits, occupancy expense, furniture and equipment expense, and other expense. United Security's non-interest expense was impacted by the Brent Banking Company acquisition within the last half of 1996 and to a limited extent, the start-up of a new bond division within the last quarter of 1996.

     The ratio of non-interest expenses to average assets continues to improve even with the June, 1996 acquisition of Brent Banking Company because the acquisition's impact on average assets is more immediate than the impact on non-interest expenses. United Security Bank's total non-interest expense as a percentage of average assets was 2.5%, 2.7%, and 3.0% in 1996, 1995, and 1994, respectively.
Specific areas of non-interest expense such as salaries and intangible asset amortization were, however, significantly increased.

     Salaries increased $325,100 or 13.60% in 1996. $209,817 of this increase was the direct result of the Brent Bank acquisition and the start-up of the Bond Division. At December 31, 1996, United Security had 107 full-time equivalent employees compared to 90 in 1995 and 94 in 1994. The 17 employee increase is due to 15 employees being added with the Brent Bank acquisition and two additions due to the Bond Division start up. Even so, United Security's assets per employee remained $2.2 million in 1996 compared to $2.2 million in 1995 and $2.0 million in 1994, and deposits per employee increased to $1.7 million in 1996 from $1.6 million in 1995 and $1.5 million in 1994. Improvements in these employee productivity measurements is a result of effective utilization of human resources, investments in technology, and a concerted effort to carefully manage employee levels.

    The amortization of intangible assets has a significant increase of $69,897 in 1996 due to the acquisition of Brent Banking Company. Goodwill, organization cost, and core deposit intangibles are included in the intangible assets and are amortized over a maximum of twenty years.

    United Security sponsors an Employee Stock Ownership Plan with 401(k) provisions. Employee participation continues to increase; therefore, the Bank's matching contribution expense has increased. The contribution expense increased to $108,776 or 14.7% in 1996, $94,829 or 10.4% in 1995, and $85,902 or 10% in 1994.

    Occupancy expense includes depreciation, rents, utilities, maintenance, insurance, taxes, and other expenses associated with the nine buildings occupied by United Security as well as the vacant building adjacent to the Main Office. Occupancy expense increased 14.5% in 1996, which can also be attributed to the acquisition of Brent Bank.

     Furniture and equipment expense increased 3.9% in 1996, 3.9% in 1995, and 2.9% in 1994. During much of this three-year period, United Security made a significant investment in new check processing technology and in personal computer networking technology. While the investments will have a short-term impact on equipment depreciation expense, management expects that long-term cost savings will be realized in the area of employee productivity, stationery and supplies, postage and communication expense. It is for this reason that expenditures in new banking technology will continue.

     Other expenses consist of stationery, printing supplies, advertising, postage, telephone, legal and other professional fees, other non-credit losses, and other insurance including deposit insurance, and other miscellaneous expenses. The total of these categories of expenses continues to decline. The decline of 5.2% in 1996 and 3.6% in 1995 can be directly attributed to the reduction in the FDIC insurance premium expense.

Item 8. Financial Data and Supplementary Data.

                  INDEPENDENT AUDITOR'S REPORT

Board of Directors
United Security Bancshares, Inc.
Thomasville, Alabama

     We have audited the accompanying consolidated statements of condition of United Security Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                          /s/ Smith, Dukes & Buckalew, L.L.P.

Mobile, Alabama
January 17, 1997


         UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CONDITION

                   December 31, 1996 and 1995


                                                     1996             1995

ASSETS
Cash and due from banks                          $  8,233,120     $  5,749,922
Federal Funds sold                                         -0-         600,000

     Total cash and cash equivalents                8,233,120        6,349,922
Investment securities available for sale          150,839,464      127,876,055
Other investments                                   1,034,100        1,138,200
Loans                                              66,294,023       55,469,552
   Unearned interest on loans                        (529,631)        (487,995)
   Allowance for possible loan losses              (1,191,171)        (778,391)

     Loans, net                                    64,573,221       54,203,166
Premises and equipment                              4,118,562        3,616,182
Accrued interest receivable                         1,570,844        1,594,147
Other assets                                        4,821,812        2,690,100

     Total assets                                $235,191,123     $197,467,772

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
   Demand -- non-interest bearing                $ 24,694,668     $ 24,365,287
   Demand -- interest bearing                      33,425,315       23,125,800
   Savings                                         16,442,903       14,800,275
   Time, $100,000 and over                         25,063,835       18,243,648
   Other time                                      80,299,006       65,979,705

     Total deposits                               179,925,727      146,514,715

   Federal funds purchased                          1,375,000               -0-
   U.S. Treasury tax and loan                         988,975          369,272
   Other borrowings                                20,000,000       22,000,000
   Dividend payable                                   277,935          235,176
   Accrued interest payable                           909,313          792,077
   Other liabilities                                2,207,438        1,563,396
   Long-term debt                                     680,556          763,889

     Total liabilities                            206,364,944      172,238,525

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value per share,
     2,400,000 shares authorized; 2,202,060
     shares issued                                     22,021           22,021
   Surplus                                          5,761,552        5,761,552
   Net unrealized gain on available
     for sale securities                            1,062,247          616,295
   Retained earnings                               22,234,779       19,083,799
   Treasury stock, at cost -- 64,100 shares          (254,420)        (254,420)

                                                   28,826,179       25,229,247

     Total liabilities and shareholders'
       equity                                    $235,191,123     $197,467,772


The Notes to Consolidated Financial Statements are an integral part of these statements.



                   UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME

                    Years Ended December 31, 1996, 1995 and 1994


                                            1996            1995            1994

INTEREST INCOME
   Interest and fees on loans            $ 6,058,873     $ 5,527,989     $ 4,835,402
   Interest on investment securities:
      Taxable                                     -0-        352,649         809,396
      Tax-exempt                                  -0-        475,504         834,756
      Dividends                                   -0-             -0-          6,186

                                                  -0-        828,153       1,650,338
   Interest on investment securities
   available for sale:
      Taxable                             11,008,350       9,243,855       7,258,866
      Tax-exempt                             948,802         441,846              -0-
      Dividends                                  400           5,000              -0-
      Interest on trading account
        securities                             8,844          13,177          40,798
      Interest on federal funds sold          81,673          49,171           9,853
      Interest on rate swaps (net)            43,093          58,072         230,294

     Total interest income                18,150,035      16,167,263      14,025,551

INTEREST EXPENSE
   Interest on deposits                    6,579,787       5,569,434       4,612,775
   Interest on short-term borrowings       1,440,485       1,202,557         497,681
   Interest on long-term debt                 46,806         230,238         309,734

     Total interest expense                8,067,078       7,002,229       5,420,190

NET INTEREST INCOME                       10,082,957       9,165,034       8,605,361
   PROVISION FOR POSSIBLE LOAN LOSSES         78,000              -0-         28,936

NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES               10,004,957       9,165,034       8,576,425

NON-INTEREST INCOME
   Service and penalty charges on
     deposit accounts                        855,124         816,153         806,620
   Credit life insurance commissions          19,318          25,470          35,384
   Other income                              169,086         128,113         105,561
   Investment securities gains
     (losses), net                          (103,644)       (103,414)        (34,573)
   Trading securities gains (losses), net     (2,031)         23,215         (97,525)
   Other securities related income           497,387         221,797         225,228

                                           1,435,240       1,111,334       1,040,695

NON-INTEREST EXPENSES
   Salaries and wages                      2,715,969       2,390,869       2,352,929
   Employee benefits                         395,734         352,735         352,026
   Occupancy expense                         350,470         306,111         314,011
   Furniture and equipment expense           682,433         656,697         631,968
   Stationery and operating supplies         136,648         130,294         135,226
   FDIC assessment                             1,500         190,264         301,559
   Telephone expense                         170,897         162,838         168,782
   Amortization                               75,001           5,104          22,909
   Other expenses                          1,129,126       1,034,365         951,448

                                           5,657,778       5,229,277       5,230,858

Income before income taxes                 5,782,419       5,047,091       4,386,262

Applicable income taxes                    1,519,700       1,432,000       1,161,000

     Net income                          $ 4,262,719     $ 3,615,091     $ 3,225,262

Average number of shares outstanding       2,137,960       2,137,960       2,137,920
Net income per common share              $      1.99     $      1.69     $      1.51


The Notes to Consolidated Financial Statements are an integral part of these statements.



         UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

          Years Ended December 31, 1996, 1995 and 1994

                                              1996            1995            1994

COMMON STOCK
   Balance at January 1                   $    22,021     $   137,628     $   137,628
   Reduction of par value from $.25
      per share to $.01 per share                  -0-       (115,607)             -0-

   Balance at December 31                      22,021          22,021         137,628

SURPLUS
   Balance at January 1                     5,761,552       5,645,945       5,645,715
   Sale of 134 shares treasury stock               -0-             -0-            230
   Reduction of par value from $.25
      per share to $.01 per share                  -0-        115,607              -0-

   Balance at December 31                   5,761,552       5,761,552       5,645,945

RETAINED EARNINGS
   Balance at January 1                    19,083,799      16,409,411      14,082,092
   Net income                               4,262,719       3,615,091       3,225,262
   Dividends:
      1994 -- $.42 per share                       -0-             -0-       (897,943)
      1995 -- $.44 per share                       -0-       (940,703)             -0-
      1996 -- $.52 per share               (1,111,739)             -0-             -0-

   Balance at December 31                  22,234,779      19,083,799      16,409,411

TREASURY STOCK, at cost
   Balance at January 1                      (254,420)       (254,420)       (254,420)
   Purchase of 134 shares                          -0-             -0-          4,862
   Sale of 134 shares                              -0-             -0-         (4,862)

   Balance at December 31                    (254,420)       (254,420)       (254,420)

NET UNREALIZED GAIN (LOSS) ON
AVAILABLE FOR SALE SECURITIES
   Balance at January 1                       616,295      (3,217,137)             -0-
   Effect of adoption of FAS 115                   -0-             -0-        266,972
   Net change in unrealized gain (loss)       445,952       3,833,432      (3,484,109)

   Balance at December 31                   1,062,247         616,295      (3,217,137)

Total shareholders' equity                $28,826,179     $25,229,247     $18,721,427


The Notes to Consolidated Financial Statements are an integral part of these statements.



         UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Years Ended December 31, 1996, 1995 and 1994


                                                     1996             1995             1994

Cash flows from operating activities:
   Net income                                    $  4,262,719     $  3,615,091     $  3,225,262
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                    417,780          414,471          437,505
      Provision for possible loan losses               78,000               -0-          28,936
      Deferred income taxes                            55,420           74,778           43,008
      Amortization of intangible assets                75,001            5,104           22,909
      Investment securities losses                    103,644          103,414           34,573
      Loss (gain) on sale of premises
        and equipment                                   1,004           (4,425)            (815)
      Loss on sale of other real estate                    -0-          15,501            7,751
      Net securities premium amortization           1,233,462          780,239        1,207,661
      Decrease in trading securities                       -0-              -0-       1,980,000
      (Increase) decrease in:
         Interest receivable                          270,171          259,839         (398,734)
         Other assets                                 144,671         (620,362)        (617,624)
      Increase (decrease) in:
         Interest payable                              (5,851)          (8,570)         229,450
         Other liabilities                            306,907          207,617         (328,691)

            Net cash provided by operating
               activities                           6,942,928        4,842,697        5,871,191

Cash flows from investing activities:
   Purchases of investment securities
      available for sale                          (56,778,937)     (51,466,914)     (71,547,140)
   Proceeds from sales of investment
      securities available for sale                34,584,320       38,699,021       39,234,730
   Proceeds from maturities and
      prepayments of investment
      securities available for sale                 4,933,910        2,952,139       12,422,395
   Purchase of investment securities                       -0-      (1,397,040)      (2,904,751)
   Proceeds from maturities and prepayments
      of investment securities                             -0-         506,931        5,481,033
   Proceeds from redemptions of FHLB Stock            503,000          102,100               -0-
   Purchases of FHLB Stock                           (398,900)        (434,800)         (10,000)
   Net cash received in acquisition of bank         8,605,941               -0-              -0-
   Net decrease (increase) in loans                 4,965,532        2,530,254       (3,817,178)
   Purchase of premises and equipment                (192,656)        (154,812)        (416,688)
   Proceeds from sales of premises and equipment       28,542            5,412              815
   Proceeds from sale of other real estate                 -0-          39,500           82,964

         Net cash used in investing activities     (3,749,248)      (8,618,209)     (21,473,820)

Cash flows from financing activities:
   Net increase (decrease) in demand
      and savings deposits                         (2,795,676)      (2,106,514)       5,522,142
   Net increase in time deposits                    2,642,805        6,337,288        4,242,382
   Net (decrease) increase in short-term
      borrowings                                       (5,297)       4,717,184        8,936,156
   Repayment of long-term debt                        (83,333)      (5,083,333)         (83,334)
   Dividends paid                                  (1,068,981)        (930,014)        (867,818)
   Acquisition of treasury stock                           -0-              -0-          (4,862)
   Sale of treasury stock                                  -0-              -0-           5,091

         Net cash (used in) provided by
            financing activities                   (1,310,482)       2,934,611       17,749,757

Net increase (decrease) in cash
   and cash equivalents                             1,883,198         (840,901)       2,147,128

Cash and cash equivalents, beginning of year        6,349,922        7,190,823        5,043,695

Cash and cash equivalents, end of year           $  8,233,120     $  6,349,922     $  7,190,823

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                   $  7,949,842     $  7,010,799     $  5,190,740
   Income taxes                                  $  1,546,522     $  1,358,486     $  1,115,801

Supplemental schedule of noncash investing
and financing activities:
   Dividends declared but unpaid                 $    277,935     $    235,176     $    224,486
   Sales of other real estate financed
      by the Bank                                $         -0-    $     35,500     $         -0-
   Transfer of securities from held to
      maturity to available for sale             $         -0-    $ 23,073,766     $  5,785,905


                 UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                  Years Ended December 31, 1996, 1995 and 1994

     The purchase of the stock of Brent Banking Company as of June 1, 1996, resulted in an increase in the following assets and liabilities:



                                                    1996            1995              1994

Assets Acquired (Fair Value)
   Investment securities available for sale     $  6,337,938    $         -0-     $         -0-
   Loans                                          15,413,587              -0-               -0
   Premises and equipment                            757,050              -0-               -0-
   Accrued interest receivable                       246,868              -0-               -0-
   Other assets                                    2,339,731              -0-               -0-

Liabilities Assumed and Savings Deposits
   Demand deposits                                15,067,200              -0-               -0-
   Time deposits                                  18,496,683              -0-               -0-
   Accrued interest payable                          123,088              -0-               -0-
   Other liabilities                                  14,144              -0-               -0-

         Net cash received                      $  8,605,941     $        -0-     $         -0-


The Notes to Consolidated Financial Statements are an integral part of these statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Business

United Security Bancshares, Inc. (the Company) and its subsidiary, United Security Bank (the Bank) provide commercial banking services to customers located primarily in Clarke, Choctaw, Marengo, Sumter, Washington, Wilcox, Bibb, Jefferson, Shelby, Chilton, Hale, Tuscaloosa, Monroe and Perry Counties in Alabama as well as Clarke, Lauderdale, and Wayne Counties in Mississippi.

Note A -- Summary of Significant Accounting Policies

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

Securities

Securities are held in three portfolios; trading account securities, held to maturity securities, and securities available for sale. Trading account securities are stated at market value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and ability to hold such securities until maturity. On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS115) which requires that investment securities available for sale be reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of shareholders' equity. The adoption of SFAS115 did not affect the Company's methodology for determining the carrying value of its trading account securities or its investment securities held to maturity. Additionally, SFAS115 specifies accounting principles in regard to transfers among the three portfolios and the conditions that would permit such transfers. Investment securities available for sale are classified as such due to the fact that management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. The adoption of SFAS115 resulted in the addition of $266,972 to shareholders' equity at January 1, 1994, representing the tax-effected net unrealized gain on the Company's available for sale portfolio at that date. Subsequent increases and decreases in the net unrealized gain (loss) on the portfolio of securities available for sale will be reflected as adjustments to the carrying value of the portfolio and as adjustments to the component of shareholders' equity.

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

Derivative financial instruments

As part of the Company's overall interest rate risk management, the Company uses interest rate protection contracts consisting of interest rate swaps, caps, and floors. Interest income or expense related to interest rate swaps, caps and floors is recorded over the life of the agreement as an adjustment to net interest income. The premiums paid for the caps and floors are included in other assets and are amortized straight-line over the life of the agreement. Changes in the estimated fair values of interest rate protection contracts are not reflected in the financial statements until realized.

Loans and interest income

Loans are reported at the principal amounts outstanding less unearned income and the allowance for possible loan losses. Interest on commercial and real estate loans is accrued and credited to income based on the principal amount outstanding. Interest on installment loans is recognized using the interest method.

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for possible loan losses

The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, historical trends, specific impaired loans, and economic conditions. Loans evaluated for impairment do not include smaller balance homogenous loans such as consumer installment and real estate mortgage loans. Larger balance loans which are classified as either doubtful or loss are evaluated for impairment and allowances are determined based on collateral values or the present value of estimated cash flows. Non-accrual loans are not considered impaired if the value of their underlying collateral is significant enough to ensure the performance of the loan under the original terms of the agreement. The Bank generally will charge-off loans that become four months past due subject to evaluation of the collateral. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

Intangible Assets

Goodwill, organization cost, and core deposit intangibles are included in other assets and are amortized using the straight-line method. Goodwill is being amortized over twenty years, organization cost over five years, and core deposits from six to ten years. Impairment of these assets is evaluated annually by management based upon the existence of the deposits originally acquired.

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

Earnings per share

Earnings per share are calculated based on the weighted average number of shares outstanding during the period, after giving retroactive effect to a four-for-one stock split as explained in Note L.

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

Note B -- Restrictions on Cash and Due From Banks

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average reserve balance maintained was $4,051,429 in 1996 and $3,215,232 in 1995.

Note C -- Investment Securities and Investment Securities Available for Sale

The adjusted cost and approximate market value of investment securities and investment securities available for sale at December 31, 1996 and 1995 are as follows:

                                                           1996                             1995

                                                Amortized         Market          Amortized         Market
                                                  Cost             Value            Cost             Value
Investment securities available for sale:
   Obligations of states, counties,
      and political subdivisions              $ 15,440,811     $ 16,598,295     $ 11,989,206     $ 13,430,403
   Mortgage-backed securities                  133,494,458      134,043,841      114,879,683      114,424,053
   Corporate notes                                 149,580          141,822               -0-              -0-
   Other -- non-debt                                55,019           55,506           21,093           21,599

                                               149,139,868      150,839,464      126,889,982      127,876,055

Other investments:
   Federal Home Loan Bank Stock                  1,034,100        1,034,100        1,138,200        1,138,200

      Total                                   $150,173,968     $151,873,564     $128,028,182     $129,014,255


Unrealized gains and losses on investment securities and investment securities available for sale at December 31, 1996 and 1995 are as follows:

                                                           1996                          1995

                                                Unrealized       Unrealized       Unrealized       Unrealized
                                                   Gains           Losses            Gains           Losses

Investment securities available for sale:
   Obligations of states, counties,
      and political subdivisions               $  1,165,882     $      8,398     $  1,441,197     $         -0-
   Mortgage-backed securities                     3,123,619        2,574,236        3,518,259        3,973,889
   Corporate notes                                       -0-           7,758               -0-              -0-
   Other -- non-debt                                    487               -0-             506               -0-

      Total                                    $  4,289,988     $  2,590,392     $  4,959,962     $  3,973,889


The maturity of the debt securities are presented in the following table:


                                                              1996

                                                   Amortized         Market
                                                     Cost             Value

Investment securities available for sale:
   Maturing within one year                      $    934,774     $    951,673
   Maturing after one but before five years         3,098,763        3,245,150
   Maturing after five but before ten years         7,007,263        6,949,017
   Maturing after ten years                       138,044,049      139,638,118

      Total                                      $149,084,849     $150,783,958


Proceeds from sales of investment securities available for sale were $34,584,320 in 1996, $38,699,021 in 1995, and $39,234,730 in
1994. Gross gains realized on those sales were $384,287 in 1996, $511,610 in 1995, and $604,634 in 1994. Gross losses realized on those sales were $487,931 in 1996, $615,024 in 1995, and $639,207 in 1994.

Proceeds from sales of debt securities in the trading accounts were $6,312,656 in 1996, $19,197,227 in 1995, and $21,634,133 in 1994.
Gross realized gains on those sales were $36,250 in 1996, $84,125 in 1995, and $156,382 in 1994. Gross realized losses on those sales were $38,281 in 1996, $60,910 in 1995, and $253,907 in 1994.
Investment securities with a carrying value of $55,814,676 and $37,085,102 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.

Securities transfers

During 1995 and 1994, the Bank transferred securities from the held to maturity portfolio to the available for sale portfolio. The 1994 transfer was made due to conditions created by the rising rate environment. In July, 1995, the Bank decided to move all of their remaining held to maturity securities to available for sale to allow the Bank more flexibility in managing the portfolio. These transfers were made at market value in accordance with SFAS115.

Note D -- Loans

At December 31, 1996 and 1995, the composition of the loan portfolio was as follows:

                                                      1996            1995

Commercial, financial, and agricultural            $37,133,563     $34,107,901
Real estate mortgage                                23,632,610      16,267,120
Installment                                          5,527,850       5,094,531

      Total                                        $66,294,023     $55,469,552


Maturities of loan balances (excluding installment loans) are as follows:

                                                               1996

                                                             Maturing
                                                   After
                                                 One Year
                                   Within       But Within        After
                                  One Year      Five Years      Five Years        Total
Commercial, financial and
   agricultural                 $24,055,148     $ 9,623,604     $ 3,454,811     $37,133,563
Real estate mortgage              5,839,845      13,729,720       4,063,045      23,632,610

      Total                     $29,894,993     $23,353,324     $ 7,517,856     $60,766,173

                                                               1995

                                                             Maturing

                                                   After
                                                 One Year
                                   Within       But Within        After
                                  One Year      Five Years      Five Years        Total

Commercial, financial and
   agricultural                 $25,350,901     $ 8,305,000     $   452,000     $34,107,901
Real estate mortgage              3,281,120       9,585,000       3,401,000      16,267,120

      Total                     $28,632,021     $17,890,000     $ 3,853,000     $50,375,021


     The Bank grants commercial, real estate, and installment loans to customers primarily in Clarke, Choctaw, Marengo, Sumter, Washington, Wilcox, Bibb, Jefferson, Shelby, Chilton, Hale, and Perry Counties in Alabama, as well as Clarke, Lauderdale, and Wayne Counties in Mississippi. Although the Bank has a diversified loan portfolio, the ability of a substantial number of the Bank's loan customers to honor their obligations is dependent upon the timber and timber-related industries. At December 31, 1996, approximately $18.7 million of the Bank's loan portfolio consisted of loans to customers in the timber and timber-related industries. This total includes loans of approximately $8.8 million to employees of those industries.
Loans on which the accrual of interest has been discontinued amounted to $852,447 and $169,064 at December 31,1996 and 1995,
respectively. If interest on those loans had been accrued, such income would have approximated $57,939 and $22,727 for 1996 and 1995, respectively. Interest income actually recorded on those loans amounted to $16,990, $10,407 and $44,378 for 1996, 1995 and
1994, respectively.

Note E -- Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses follows:

                                               1996          1995          1994

Balance at beginning of year                $  778,391     $ 772,000     $ 750,000
Acquired in branch acquisition                 423,251            -0-           -0-
Provision for possible loan losses              78,000            -0-       28,936
Loans charged off                             (202,599)      (84,786)      (79,946)
Recoveries of loans previously charged off     114,128        91,177        73,010

Balance at end of year                      $1,191,171     $ 778,391     $ 772,000


At December 31, 1996, the Company had one loan considered to be impaired. The amount of this loan which is on non-accrual is $557,345 and the related allowance is $55,000. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $371,000. For the year ended December 31, 1996, the Company did not recognize interest income on the impaired loan during the period the loan was considered impaired. The Company had no loans considered to be impaired at December 31, 1995.

Note F -- Premises and Equipment

Premises and equipment are summarized as follows:

                                           December 31,

                                        1996           1995

Land                                 $  447,554     $  372,554
Premises                              4,372,205      3,727,205
Furniture, fixtures and equipment     3,485,865      3,327,582

                                      8,305,624      7,427,341
Less accumulated depreciation         4,187,062      3,811,159

   Total                             $4,118,562     $3,616,182


Depreciation expense of $417,780, $414,671 and $437,505, was recorded in 1996, 1995, and 1994, respectively, on premises and equipment.

Note G -- Investment in Limited Partnerships

The Bank has invested in four limited partnerships accounted for under the equity method. These partnerships develop real estate which qualify for federal tax credits. The Bank's interest in these partnerships are reflected in other assets on the balance sheet and are as follows:

                                               Current
                                                Year
                                Percentage     Income            Carrying Amount
                                Ownership      (Loss)          1996           1995

Guilford Affordable Housing
Fund I                            27.5%      $(113,896)     $  886,104     $  820,000
Guilford Affordable Housing
Fund VII                          49.5%        (16,642)        883,358        750,000
Guilford Affordable Housing
Fund VIII                            5%         (5,610)         74,390         80,000
Guilford Affordable Housing
Fund XI                              5%           (936)        134,064         80,000

                                             $(137,084)     $1,977,916     $1,730,000

The assets and liabilities of these partnerships consists primarily of apartment complexes and related mortgages and the Bank's carrying value approximates their underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships.

The Bank has remaining cash commitments to these partnerships at December 31, 1996 in the amount of $885,000.

Note H -- Other Real Estate

Other real estate aggregated $2 at December 31, 1996 and 1995, respectively, and is included in other assets on the Consolidated
Statements of Condition.

Note I -- Deposits

At December 31, 1996, the scheduled maturities of the Bank's time deposits are as follows:

                 1997                   $ 78,315,715
                 1998                     12,448,055
                 1999                      6,949,244
                 2000                      6,381,911
                 2001 and thereafter       1,267,916

                                        $105,362,841

Note J -- Short-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Treasury tax and loan deposits are on demand. Other borrowed funds in the amount of $20,000,000 and $22,000,000 at December 31, 1996 and 1995, respectively, consists of loans from the Federal Home Loan Bank. The cost of these borrowings during 1996 and 1995 varied from 2.00% to 5.70% and 3.20% to 6.40%, respectively. Investment securities are pledged to secure these borrowings.

Note K -- Long-Term Debt

Long-term debt consist of a 6.5% note from Federal Home Loan Bank. The note is due in equal monthly principal installments of $6,944.44 with a final installment due on February 2, 2005. This note is secured by investment securities pledged to the Federal
Home Loan Bank.

Principal payments required on long-term debt for each of the next five years is as follows:

              1997                            $ 83,333
              1998                              83,333
              1999                              83,333
              2000                              83,333
              2001                              83,333
              Thereafter                       263,891

Note L -- Change in Par Value and Stock Split

At the Company's annual meeting on April 25, 1995, the shareholders ratified a change in the par value of the Company's stock from $.25 to $.01 per share. Additionally, the shareholders also approved an increase in the number of authorized shares from 600,000 shares to 2,400,000 shares in order for the Company to effect a four-for-one split of its stock payable to shareholders of record on that date. All references in the accompanying financial statements to the average number of common shares and per share amounts for 1994 have been restated to reflect the stock split.

Note M -- Income Taxes

For the years ended December 31, 1996, 1995 and 1994, income tax expense attributable to income from operations consists of:

                                              Year Ended December 31,

                                         1996           1995           1994

Currently payable:
   Federal                            $1,245,390     $1,173,037     $  984,734
   State                                 218,890        184,185        133,258

      Total                            1,464,280      1,357,222      1,117,992

Deferred:
   Federal                                49,310         73,963         38,266
   State                                   6,110            815          4,742

      Total                               55,420         74,778         43,008

Total income taxes:
   Federal                             1,294,700      1,247,000      1,023,000
   State                                 225,000        185,000        138,000

      Total                           $1,519,700     $1,432,000     $1,161,000


Income tax expense attributable to income from operations differed from the amount computed by applying the Federal statutory income tax rate to pretax earnings for the following reasons:

                               1996                       1995                       1994

                                     Percent                    Percent                    Percent
                                    of Pretax                  of Pretax                  of Pretax
                         Amount     Earnings        Amount     Earnings        Amount     Earnings
Income tax expense
   at Federal
   statutory rate      $1,966,022     34.0%       $1,716,011     34.0%       $1,491,329     34.0%
Increase (decrease)
 resulting from:
   Tax-exempt
      interest           (347,241)    (6.0%)        (334,021)    (6.6%)        (307,824)    (7.0%)
   State income tax
      expense net of
      Federal income
      tax benefit         148,500      2.6%          122,100      2.4%           91,080      2.1%
   Tax credits (low
      income housing)    (275,000)    (4.8%)        (125,000)    (2.5%)        (120,000)    (2.7%)
   Other                   27,419      0.5%           52,910      1.1%            6,415      0.1%

Income tax expense     $1,519,700     26.3%       $1,432,000     28.4%       $1,161,000     26.5%


The sources of timing differences and the resulting net deferred income taxes were as follows:

                                            1996          1995          1994

Provision for depreciation               $  16,389     $  13,001     $  (9,172)
Provision for possible loan losses          29,351            -0-        3,289
Unrealized loss on trading securities           -0-           -0-       38,158
Accretion not taxable                        9,680         7,487        10,733
Sale of other real estate                       -0-       16,833            -0-
Other differences -- net                        -0-       37,457            -0-

      Total                              $  55,420     $  74,778     $  43,008


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below:

                                                          1996          1995

Deferred tax assets:
   Allowance for loan losses                           $  179,230     $ 70,726
   Accrued vacation                                        22,001       22,001
   Capital loss carryover                                  23,138           -0-

      Total assets                                        224,369       92,727

Deferred tax liabilities:
   Premises and equipment                                 530,899      374,055
   Unrealized gain on securities available for sale       615,594      361,576
   Other deferred tax liabilities                          75,272       49,347

      Total liabilities                                 1,221,765      784,978

Net deferred tax liability                             $  997,396     $692,251


The Company believes that the deferred tax assets are recoverable.

Note N -- Employee Benefit Plan

The Bank sponsors an Employee Stock Ownership Plan with 401(k) provisions. This plan covers substantially all employees and allows employees to contribute up to 15 percent of their compensation on a before-tax basis. The Company may match employee contributions dollar for dollar up to five percent of an employee's compensation. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $108,776, $94,829 and $85,902 in 1996, 1995, and 1994, respectively.

Note O -- Related Party Transactions

The Bank has granted loans to its executive officers and directors and their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $991,075 and $1,957,884 at December 31,1996 and 1995, respectively.
During 1996 $441,190 of new loans were made, and repayments totaled
$1,407,999.

These parties also maintained deposits in the Bank of $2,961,426 at December 31, 1996.

Note P -- Regulatory Matters

Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the State Superintendent of Banks is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net income of the two preceding years. As of December 31, 1996, approximately $8,193,418 of the Bank's retained earnings were available for distribution without prior regulatory approval.

The Bank is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. The following chart summarizes a comparison of the bank's capital ratios for 1996 and 1995 with the minimum bank regulatory capital requirements.

                                                Minimum
                                              Regulatory       United Security Bank
                                              Requirement       1996          1995

Tier I capital to risk - adjusted assets          4.00%        20.51%        23.69%
Total capital to risk - adjusted assets           8.00%        21.47%        24.44%
Tier I leverage ratio                             3.00%        11.57%        12.46%


Note Q -- Operating Leases

The Company leases office space, data processing and other equipment under operating leases.

The following is a schedule by years of future minimum rental payments required under operating leases having initial or remaining noncancelable terms in excess of one year as of December 31, 1996:

              Year ending December 31,
                      1997                   $155,136
                      1998                    103,619
                      1999                     28,123
                      2000                        225
                      2001                         -0-

Total rental expense under all operating leases was $140,346, $129,065, and $131,280, in 1996, 1995, and 1994, respectively.

Note R -- Contingencies

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

Note S -- Derivative Financial Instruments

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

The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate caps, floors, and swap transactions, options written, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits and monitoring procedures. The Bank has credit risk on caps and floors for the carrying value plus the amount to replace such contracts in the event of counterparty default. The Bank is fully cross collateralized with counterparties on all interest rate swap agreements. At December 31, 1996, the Bank estimates its credit risk on purchased caps and floors in the event of total counterparty default to be $428,334. All of the Bank's financial instruments are held for risk management and not for trading purposes.

At December 31, 1996 and 1995, derivative financial instruments with off-balance sheet risk are summarized as follows:

                                                        Contract Amount

                                                      1996            1995

Financial instruments whose contractual
amounts represent credit risk:

   Commitments to make loans                       $36,462,517     $28,329,347
   Standby letters of credit                       $ 6,807,823     $ 1,352,853

Financial instruments whose credit risk
  is less than contractual amounts:
   Options written                                 $ 4,000,000     $ 2,000,000
   Commitments to purchase securities
      for delayed delivery                         $        -0-    $ 1,268,500
   Commitments to sell securities
      for delayed delivery                         $        -0-    $ 3,900,100

   Interest rate swap agreements                   $   586,646     $10,890,343
   Interest rate floors purchased                  $25,000,000     $35,000,000
   Interest rate caps purchased                    $30,000,000     $58,089,029
   Interest rate caps written                      $20,000,000     $10,000,000


Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined based on management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land, and other items. Upon issuance of standby letters of credit, note agreements with provisions for collateral are generally signed.

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in securities values and interest rates between the commitment and delivery dates. There were no commitments outstanding at December 31, 1996.

The Bank's principal objective in holding derivative financial instruments is asset-liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank's interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank's asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps, caps and floors.

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

Interest rate caps and floors are option-like contracts that require the seller to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional principal amount. The Bank uses floors to protect CMO floaters and variable rate loans against a decline in rates. The Bank uses caps purchased to partially hedge against rising interest rates on their floating rate short term borrowings and to un-cap a portion of their floating rate CMO portfolio. They also use caps purchased matched with sold caps to raise by 100 basis points the cap on certain CMO floaters. These matches are also referred to as "corridors". The cost of the caps and floors are amortized straight-line over the life of these instruments. The income derived from these instruments is recorded on the accrual basis. The income and amortization from these instruments is recorded in net interest income and resulted in a reduction in net interest income of $238,900, $42,985, and $114,380 in 1996, 1995, and 1994, respectively.

The following table details various information regarding swaps, caps and floors used for purposes other than trading as of December 31, 1996.

                                                                                              Weighted
                                                                                Weighted      Average
                                             Estimated       Weighted           Average      Repricing
                  Notional      Carrying        Fair        Average Rate         Years to     Frequency
                   Amount         Value         Value     Received     Paid     Expiration     (Days)
Swaps:
   Pay fixed
   versus
   prime        $   586,646     $      -0-     $ 10,378     8.53%     6.80%        1.71          90
Caps:
   Purchased     30,000,000       297,040       180,206      .00%      N/A         2.13       30 - 90
   Sold          20,000,000       (81,827)      (78,228)     N/A       .00%        2.44          30
Floors
   purchased     25,000,000       101,143        10,000      .00%      N/A         1.38       30 - 90

                $75,586,646      $316,356      $122,356


Swaps, caps and floors acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 1996, such swaps, caps and floors were associated with the following asset or liability categories:


                                        Notional Principle Associated With

                     Notional       Fixed           Floating         Floating Rate
                      Amount      Rate Loans     Rate Securities       Borrowings

Swaps:
   Pay fixed       $   586,646     $586,646      $         -0-       $        -0-
Caps:
   Purchased        30,000,000           -0-       10,000,000         20,000,000
   Sold             20,000,000           -0-       10,000,000         10,000,000
Floors purchased    25,000,000           -0-       25,000,000                 -0-

                   $75,586,646     $586,646       $45,000,000        $30,000,000


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

Deferred gains on early termination of interest rate swaps used to manage interest rate risk are $365,492, as of December 31, 1996. Those amounts are scheduled to be amortized into income in the following periods: $224,640 gain in 1997, $82,572 gain in 1998 and $58,280 gain in 1999.

All of the Bank's derivative financial instruments are over-the-counter instruments and are not exchange traded. Market values are obtained from the counterparties to each instrument. The Bank only uses other commercial Banks as a counterparty to their derivative activity. The Bank performs stress tests and other models to assess risk exposure.

Note T -- Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS107) requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance. The Company has not undertaken any steps to value any intangibles.

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

Off-balance-sheet instruments: Fair values of the Company's off balance-sheet instruments (futures, forwards, swaps, caps, floors and options written) are based on quoted market prices. The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time, therefore, the estimated value of the Company's loan commitments approximates carrying amount.

Demand and savings deposits: The fair values of demand deposits are equal to the carrying value of such deposits. Demand deposits include noninterest bearing demand deposits, savings accounts, NOW accounts and money market demand accounts.

Time Deposits: The fair value of relatively short-term time deposits is equal to their carrying values. Discounted cash flows have been used to value long-term time deposits. The discount rate used is based on interest rates currently being offered by the Bank on comparable deposits as to amount and term.

Short-term borrowings: These borrowings consist of floating rate borrowings from the Federal Home Loan Bank and the U.S. Treasury
Tax and loan account. Due to the short-term nature of these borrowings, fair values approximate carrying values.

FHLB long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

                                   At December 31, 1996             At December 31, 1995

                                 Carrying       Estimated         Carrying         Estimated
                                  Amount        Fair Value         Amount          Fair Value

Financial Instruments:
   Assets:
   Cash and due from
      banks                   $  8,233,120     $  8,233,120     $  5,749,922     $  5,749,922
   Federal funds sold                   -0-              -0-         600,000          600,000
   Investment securities
      available for sale       150,839,464      150,839,464      127,864,402      127,864,402
   Other investments -
      FHLB stock                 1,034,100        1,034,100        1,138,200        1,138,200
   Accrued interest
      receivable                 1,570,844        1,570,844        1,594,147        1,594,147
   Loans, net                   64,573,221       66,673,221       54,203,166       54,583,000
   Off balance sheet
      instruments                  316,356          113,000          660,473        1,343,570

   Liabilities:
      Demand and savings
         deposits               74,562,886       74,562,886       62,291,362       62,291,362
      Time deposits            105,362,841      105,805,000       84,223,353       84,521,000
      Short-term borrowings     23,738,975       23,738,975       22,369,272       22,369,272
      Accrued interest payable     909,313          909,313          792,077          792,077
      FHLB long-term debt          680,556          654,000          763,889          746,000


Note U -- Mergers and Acquisitions

On May 31, 1996, the Company completed the acquisition of Brent Banking Company of Brent, Alabama in a cash transaction. The acquisition was accounted for as a purchase. At the date of acquisition, Brent had assets of $38.4 million and equity of $4.5 million. The cash purchase price was $7.05 million for all of the outstanding shares of Brent. The total purchase price exceeded the fair value of net assets acquired by approximately $2.3 million which is being amortized over 20 years as goodwill. On August 19, 1996, the Company signed a definitive agreement to merge with First Bancshares, Inc. (FBI) of Grove Hill, Alabama. The agreement calls for the exchange of 5.8321 shares of United Security Bancshares for each share of FBI for a total of 1,398,788 shares to be exchanged for 100% of the FBI common stock. At December 31, 1996, FBI had assets of approximately $195.2 million and equity of approximately $18.8 million. The transaction is subject to regulatory and shareholder approval and is to be accounted for under the pooling-of-interests method of accounting.

Note V -- United Security Bancshares, Inc. (Parent Company Only)

     Financial Information


Balance Sheets

                                                           December 31,

                                                       1996            1995

ASSETS
Cash on deposit                                    $     7,099     $    41,801
Dividend receivable                                    277,935         235,176
Investment in United Security Bank                  28,773,501      25,175,793
Investments available for sale                          45,579          11,653

                                                   $29,104,114     $25,464,423

LIABILITIES
Dividend payable                                   $   277,935     $   235,176

SHAREHOLDERS' EQUITY                                28,826,179      25,229,247

                                                   $29,104,114     $25,464,423



Statements of Income

                                              Year Ended December 31,

                                         1996           1995          1994

Income
  Dividends received:
     Subsidiary                       $1,141,739     $  990,703     $  897,943
     Other                                   400          5,000          6,186
  Interest income                          4,621            583            793

Total income                           1,146,760        996,286        904,922
Expenses                                  35,798         44,229          8,285

INCOME BEFORE EQUITY IN
  UNDISTRIBUTED INCOME OF
  SUBSIDIARY                           1,110,962        952,057        896,637
Equity in undistributed
   income of subsidiary                3,151,757      2,663,034      2,328,625

      Net income                      $4,262,719     $3,615,091     $3,225,262



Statements of Cash Flows

                                                                 Year Ended December 31,

                                                         1996             1995             1994

CASH FLOWS FROM
OPERATING ACTIVITIES
   Net income                                       $  4,262,719     $  3,615,091     $  3,225,262
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Undistributed income of subsidiary              (3,151,757)      (2,663,034)      (2,328,625)
      Increase in dividend receivable                    (42,759)         (10,690)         (30,126)
      Decrease in other assets                                -0-          17,019               -0-
      Decrease in other liabilities                           -0-          (6,000)              -0-

         Net cash provided by operating activities     1,068,203          952,386          866,511

CASH FLOWS FROM
INVESTING ACTIVITIES
   Purchase of investment securities
      available for sale                                (33,926)           (6,653)              -0-

CASH FLOWS FROM
FINANCING ACTIVITIES
   Purchase of treasury stock                                -0-               -0-          (4,862)
   Sale of treasury stock                                    -0-               -0-           5,091
   Cash dividends paid                               (1,068,980)         (930,012)        (867,818)

         Net cash used in financing activities       (1,068,980)         (930,012)        (867,589)

Increase (decrease) in cash                             (34,703)           15,721           (1,078)
Cash at beginning of year                                41,802            26,081           27,159

Cash at end of year                                 $     7,099      $     41,802     $     26,081


Item 9. Disagreements on Accounting and Financial Disclosure.

     None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information called for in this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Election of Directors," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1996.

Item 11. Executive Compensation.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Executive Compensation and Benefits," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Voting Securities and Principal Stockholders," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1996.

Item 13. Certain Relationships and Related Transactions.

     The information called for by this item is incorporated herein by reference to Bancshares" definitive proxy statement, under the caption "Certain Relationships and Related Transactions," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1996.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a)1.  Financial Statements

                 Report of Independent Public Accountants.
                 Consolidated Statements of Condition,
                 December 31, 1996 and 1995.

                 Consolidated Statements of Shareholders" Equity,
                 December 31, 1996, 1995, and 1994.

                 Consolidated Statements of Income,
                 December 31, 1996, 1995, and 1994.

                 Consolidated Statements of Cash Flows,
                 December 31, 1996, 1995, and 1994.

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

                (10)(d) Agreement and Plan of Merger dated as of August 19, 1996, incorporated by reference to Registrant's Form S-4
                         (No. 333-2124) filed February 6, 1997.

                (13) Bancshares' definitive proxy statement for 1995 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year ended December 31, 1995, furnished for the information of the Commission.

                (22)     List of Subsidiaries of Bancshares.

          (b)  Reports on Form 8-K

               No report on Form 8-K was filed during the last quarter of the year ended December 31, 1996.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        UNITED SECURITY BANCSHARES, INC.

                        By: /s/  Jack M. Wainwright, III        March 18, 1997
                                 Jack M. Wainwright, III
                                 Its President and Chief
                                 Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title

/s/ Jack M. Wainwright, III     President, Chief Executive      March 18, 1997
    Jack M. Wainwright, III     Officer, and Director
                                (Principal Executive Officer)

/s/ Larry M. Sellers            Treasurer                       March 18, 1997
    Larry M. Sellers            (Principal Financial Officer
                                Principal Accounting Officer)

/s/ Gerald P. Corgill           Director                        March 18, 1997
    Gerald P. Corgill

                                Director
    Roy G. Cowan

/s/ William G. Harrison         Director                        March 18, 1997
    William G. Harrison

/s/ Hardie B. Kimbrough         Director                        March 18, 1997
    Hardie B. Kimbrough

/s/ James L. Miller             Director                        March 18, 1997
    James L. Miller

/s/ D. C. Nichols               Director                        March 18, 1997
    D. C. Nichols

/s/ Harold H. Spinks            Director                        March 18, 1997
    Harold H. Spinks

/s/ James C. Stanley            Director                        March 18, 1997
    James C. Stanley

/s/ Howard M. Whitted           Director                        March 18, 1997
    Howard M. Whitted


                           EXHIBIT 22

                      List of Subsidiaries

               Name                       Where Organized

       United Security Bank                    Alabama