Form 10-K/A
period 1996-12-31
UNITED SECURITY BANCSHARES INC
filed 1997-05-09
CIK 717806

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K/A

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended December 31, 1996

                               OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ____________ to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X .  No      .

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

                Total Number of Pages:

                Exhibit Index at Page:

This amendment is being filed to include Exhibit 27 omitted from the original filing dated March 28, 1997.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.
          (a)1.     Financial Statements
                    Report of Independent Public Accountants.
                    Consolidated Statements of Condition, December 31, 1996 and 1995.
                    Consolidated Statements of Shareholders'
                    Equity, December 31, 1996, 1995, and 1994.
                    Consolidated Statements of Income, December
                    31, 1996, 1995, and 1994.
                    Consolidated Statements of Cash Flows,
                    December 31, 1996, 1995, and 1994.
                    Notes to Consolidated Financial Statements.
          (a)2.     Financial Statements Schedules
                    Included in Part II of this report:
                    The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto, which are included at Part II, Item 8, of this report.
          (a)3.     Exhibits
          (3)(a) Articles of Incorporation of Bancshares, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1987.
          (3)(b) Articles of Amendment to the Articles of Incorporation of Bancshares incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1992.
          (3)(c) Amended and Restated Articles of Incorporation of Bancshares incorporated herein by reference to the Exhibits to Form 10-Q for the Quarter ended June 30, 1995.
          (3)(d) Bylaws of Bancshares, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1987.
     (10)(a) The United Security Bancshares, Inc. Employee Stock Ownership Plan, dated January 1, 1992, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1992.
     (10)(b) Employment Agreement dated November 1, 1995, between Bancshares and Jack M. Wainwright, III, incorporated by reference to Exhibit to Form 10-K for the year ended December 31, 1994.
     (10)(c) Form of Indemnification between Bancshares and its directors, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1994.
     (13) Bancshares' definitive proxy statement for 1995 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year ended December 31, 1995, furnished for the information of the Commission.
     (22)           List of Subsidiaries of Bancshares.
     (27)           Financial Data Schedule
     (b)  Reports on Form 8-K
          No report on Form 8-K was filed during the last quarter of the year ended December 31, 1996.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

              UNITED SECURITY BANCSHARES, INC.


              By:/s/ Jack M. Wainwright, III        May 8, 1997
              Jack M. Wainwright, III
              Its President and Chief
              Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Title                            Date


/s/ Jack M. Wainwright, III       President, Chief                 May 8, 1997
Jack M. Wainwright, III           Executive Officer, and
                                  Director (Principal
                                  Executive Officer)


/s/ Larry M. Sellers              Treasurer                        May 8, 1997
Larry M. Sellers                  (Principal Financial
                                  Officer,Principal
                                  Accounting Officer)


/s/ Gerald P. Corgill             Director                         May 8, 1997
Gerald P. Corgill


/s/ Roy G. Cowan                  Director                         May 8, 1997
Roy G. Cowan


___________________               Director                       May ___, 1997
William G. Harrison


/s/ Hardie B. Kimbrough           Director                         May 8, 1997
Hardie B. Kimbrough


/s/ James L. Miller               Director                         May 8, 1997
James L. Miller


/s/ D. C. Nichols                 Director                         May 8, 1997
D. C. Nichols


________________                  Director                       May ___, 1997
Harold H. Spinks


/s/ James C. Stanley              Director                         May 8, 1997
James C. Stanley


_________________                 Director                       May ___, 1997
Howard M. Whitted