Form 10-Q
period 1997-03-31
UNITED SECURITY BANCSHARES INC
filed 1997-05-14
CIK 717806

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549


FORM 10-Q


(Mark One)


(x) Quarterly Report Pursuant to Section 13 or 15 (2) of the Securities Exchange Act of 1934

( )  Transition Report Pursuant to Section 13 or 15 (2) of the Securities
 Exchange Act of 1934


FOR THE QUARTER ENDED MARCH 31, 1997


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

Shares of common stock ($.01 par value) outstanding as of March 31, 1997:
2,137,960.

Total Number of Pages: 14
Exhibit Index at Page:

UNITED SECURITY BANCSHARES, INC AND SUBSIDIARY
INDEX TO FORM 10-Q


                                                                PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Statements of Condition at March 31, 1997
     (Unaudited), and December 31, 1996                         4

     Consolidated Statements of Income (Unaudited) for the
     Three Months Ended March 31, 1997 and 1996                 5

     Consolidated Statements of Cash Flows (Unaudited) for
     the Three Months Ended March 31, 1997 and 1996             6

     Notes to Consolidated Financial Statements                 7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                       11

SIGNATURE PAGE

Signatures                                                     12

                                  PART I

                           FINANCIAL INFORMATION

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)


                                                 March 31,      December 31,
          ASSETS                                   1997             1996

[S]                                             [C]             [C]
Cash and due from banks                         $7,095,766      $  8,233,120
Federal funds sold                               2,200,000                 0
     TOTAL CASH AND CASH EQUIVALENTS             9,295,766         8,233,120
Investment securities available for sale       155,982,915       150,839,464
Trading account securities                         241,281                 0
Other investments(Federal Home Loan Bank Stock)  1,283,400         1,034,100

Loans                                           67,956,832        66,294,023
Less:  Unearned interest on loans            (     472,955)    (     529,631)
Less:  Allowance for possible loan losses    (   1,192,001)    (   1,191,171)
     NET LOANS                                  66,291,876        64,573,221

Premises and equipment                           4,176,528         4,118,562
Accrued interest receivable                      1,652,615         1,570,844
Other assets                                     5,182,337         4,821,812
     TOTAL ASSETS                             $244,106,718      $235,191,123

 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Deposits:
     Demand - non-interest bearing            $ 26,140,760      $ 24,694,668
     Demand - interest bearing                  37,286,039        33,425,315
     Savings                                    17,094,483        16,442,903
     Time                                      106,199,151       105,362,841
        TOTAL DEPOSITS                         186,720,433       179,925,727
 U.S. Treasury tax and loan                      1,314,937           988,975
 Other borrowings - short-term                           0        20,000,000
 Other borrowings - long-term                   25,000,000                 0
 Federal Funds Purchased                                 0         1,375,000
 Dividend payable                                  320,694           277,935
 Accrued interest payable                          788,483           909,313
 Other liabilities                               1,256,258         2,207,438
 Long-term debt                                    659,722           680,556
        TOTAL LIABILITIES                      216,060,527       206,364,944

SHAREHOLDERS' EQUITY
 Common stock, par value $.01 per share;
     2,400,000 shares authorized; 2,202,060
     shares issued                                  22,021            22,021
 Surplus                                         5,761,552         5,761,552
 Net unrealized gain on
     available for sale securities           (     551,866)        1,062,247
 Retained earnings                              23,068,904        22,234,779
 Less: Treasury stock-64,100 shares, at cost (     254,420)    (     254,420)
        TOTAL SHAREHOLDERS' EQUITY          28,046,191            28,826,179
                                          $244,106,718          $235,191,123


See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                           Three months ended March 31,
                                              1997              1996
INTEREST INCOME
[S]                                            [C]              [C]
Interest and fees on loans                     $1,528,675       $1,282,930

Interest on investment securities
 available for sale                             3,212,616        2,909,858
Interest on trading securities                      2,280              824
Federal Home Loan Bank dividends                   20,323           21,330
Interest on federal funds sold                      2,923            7,113
Interest on rate swaps                             10,963           20,832
        TOTAL INTEREST INCOME                   4,777,780        4,242,887

INTEREST EXPENSE
Interest on deposits                            1,744,288        1,445,825
Interest on short-term borrowings                  64,446          334,319
Interest on long-term debt                        283,301           12,018
        TOTAL INTEREST EXPENSE                  2,092,035        1,792,162

Net interest income                             2,685,745        2,450,725
Provision for possible loan losses                 25,000            9,000
        NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE LOAN LOSSES    2,660,745        2,441,725

NON-INTEREST INCOME
Service and penalty charges on deposit accounts   221,170          192,584
Credit life insurance commissions                   4,566            3,590
Other income                                      133,164           39,874
Securities gains (losses):
 Investment securities                            100,045           97,640
 Trading securities                                   263         ( 28,750)
 Options                                           93,152           63,143
        TOTAL NON-INTEREST INCOME                 552,360          368,081

NON-INTEREST EXPENSES
Salaries                                          767,472          629,755
Employee benefits                                  98,091           91,557
Occupancy expense                                  96,117           79,581
Furniture and equipment expense                   204,221          157,098
Stationery and operating supplies                  39,390           28,668
Telephone expense                                  65,206           34,576
FDIC assessment                                     5,248              500
Amortization                                       32,559                0
Other expenses                                    288,982          261,803
        TOTAL NON-INTEREST EXPENSES             1,597,286        1,283,538

Income before income taxes                      1,615,819        1,526,268
Applicable income taxes                           461,000          456,000
        NET INCOME                             $1,154,819       $1,070,268
Average number of shares outstanding            2,137,960        2,137,960
Net income per share                           $      .54       $      .50

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                              Three months ended March 31,
                                                  1997            1996
Cash flows from operating activities:
  [S]                                           [C]           [C]
  Net income                                    $ 1,154,819   $ 1,070,268
  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                  112,888        97,359
      Provision for possible loan losses             25,000         9,000
      Amortization of intangible assets              81,290       123,095
      Investment securities (gains) losses         (100,045)      (97,640)
      Loss on sale of fixed assets                        0         4,813
      Net securities premium amortization           200,802       188,485
      Increase in trading account securities       (241,281)            0
      (Increase) decrease in:
        Interest receivable                         (81,771)      215,622
        Other assets                               (441,815)     (158,011)
      Increase (decrease) in:
        Interest payable                           (120,830)       61,162
        Other liabilities                            17,289       598,414

Net cash provided by operating activities           606,346     2,112,567
Cash flows from investing activities:
  Proceeds from sales of investment
     securities available for sale                4,357,786     9,469,990
  Proceeds from maturities and prepayments of
     investment securities available for sale     1,644,952     1,074,521
  Purchases of investment securities
     available for sale                         (13,829,529)  (21,587,658)
  Purchases of other investments                   (249,300)            0
  Net decrease (increase) in loans               (1,743,655)    1,376,767
  Purchase of premises and equipment               (170,854)            0
Net cash used in investing activities            (9,990,600)   (9,666,380)
Cash flows from financing activities:
  Net increase in demand and
     savings deposits                             5,958,396     2,282,610
  Net increase in time deposits                     836,310     1,230,330
  Net increase (decrease) in short-term
     borrowings                                  (1,049,038)    4,573,890
  Proceeds of long-term borrowings                5,000,000             0
  Repayments of long-term debt                      (20,833)      (20,833)
  Dividends paid                                   (277,935)     (235,176)

Net cash provided by financing activities        10,446,900     7,830,821

Net increase in cash and cash equivalents         1,062,646       277,008
Cash and cash equivalents, beginning of
  period                                          8,233,120     6,349,922
Cash and cash equivalents, end of period        $ 9,295,766   $ 6,626,930
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                   $ 2,212,865   $ 1,731,000
     Income taxes                                 $       0     $       0
Supplemental schedule of noncash investing
  and financing activities:
     Dividends declared but unpaid              $   320,694   $   277,935

See Notes to Consolidated Financial Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Note A - General

The consolidated financial statements include the accounts of United Security Bancshares, Inc. (Bancshares) and its subsidiary. All significant intercompany accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. Such adjustments are of a normal, recurring nature. The results of operation for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report for the year ended December 31, 1996, of United Security Bancshares, Inc. and Subsidiary.


Note B - Acquisitions

On August 19, 1996, the Company entered into an agreement to merge with First Bancshares, Inc. The merger has been approved by all regulatory authorities and is pending approval by the shareholders. A vote is scheduled for May 20, 1997. At December 31, 1996 First Bancshares, Inc. had assets of $195.2 million and shareholders equity of $18.8 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1997

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"). United Security is the Parent Holding Company of United Security Bank (the "Bank"), and it has no operations of any consequence other than the ownership of its subsidiary. The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the three months ended March 31, 1997, to year-end 1996; while comparing income for the quarter ended March 31, 1997, to income for the quarter ended March 31, 1996. All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

On June 1, 1996, United Security Bank completed the acquisition of all the outstanding shares of Brent Banking Company. The acquisition increased United Security's total assets by $33.7 million. Since the March 31, 1996 Statement of Income was not effected by the merger, the Statement of Income comparison will be impacted.

COMPARING THE THREE MONTHS ENDED MARCH 31, 1997, TO THE THREE MONTHS ENDED MARCH 31, 1996;

Net income increased $86,551 or 7.9% increasing net income per share to $.54 from $.50. The increase is due in part to improved net interest income.

Net interest income increased $219,020 or 8.97% over the first quarter of 1996. A combination of volume, rate and yield changes, as well as the increased income generated by the Brent Bank acquisition, contributed to this increase. Total interest-earning assets increased by $9,552,687 or 4.41% in the first quarter of 1997 and interest-bearing liabilities increased $9,278,739 during the same period. Growth in interest earning assets and growth in low interest deposit products over the first quarter of 1997 has contributed to the increased net interest income because of the spread between the yield on assets and the rates paid on liabilities.

Total interest expense increased $299,873 or 16.73% in the first quarter of 1997 compared to the same period in 1996. The increase can be directly attributed to the increase in interest on deposits of $298,463, much of which is due to the Brent Bank acquisition. Most of the short-term borrowings have been reclassified as long-term debt, and the interest expense for each classi-fication is off-set in the first quarter comparison. Short-term borrowing consists of U. S. Treasury demand notes in the Treasury, Tax and Loan Accounts, securities sold under repurchase agreements and federal funds purchased. Long-term debt consists of loans from the Federal Home Loan Bank.

Net operating income (income excluding taxes and securities transactions) increased $28,126 or 2.02% in the first quarter of 1997 compared to 1996. Management's investment strategy continued to be maximizing portfolio returns commensurate with appropriate risk and liquidity considerations. In July of 1995, United Security reclassified all investment securities from held to maturity to available for sale to allow more flexibility in managing the investment portfolio. This investment strategy has resulted in increased yields and liquidity.

Total non-interest income increased $184,279 or 50.06% in the first quarter of 1997 when compared to the first quarter of 1996. There are three major factors in the increase. First, securities related income increased $61,427. Secondly, the increase in deposits bought through the Brent acquisition produced more service charge income, and third, the Bond Division opened by United Security Bank in the fourth quarter of 1996 contributed to non-interest income in the first quarter of 1997.

Total non-interest expense increased $313,748 or 24.44% in the first quarter of 1997 compared to the first quarter of 1996. This increase is a direct result of the Brent Bank acquisition and the start-up of the Bond Division.


COMPARING THE ENDING FIGURES MARCH 31, 1997, TO THE ENDING FIGURES DECEMBER 31, 1996:

Total assets increased $8,915,595 or 3.79% to $244,106,718. Net loans increased $1,718,655 or 2.66%, while investment securities increased by $5,634,032 or 3.71% to $157,507,596.

Deposits continue to show steady growth by increasing $6,794,706 or 3.78% to $186,720,423 in the first quarter of 1997. $5,306,816 of the deposit growth was in demand deposits.

On December 31, 1996, Other Borrowings totalled $20 million and consisted of loans from the Federal Home Loan Bank. These loans were reclassified as long-term debt in the first quarter of 1997 and increased by $5 million. Investment securities are pledged to secure these borrowings. Treasury tax and loan deposits are on demand and increased by $325,962 as in the first quarter of 1997.

Undivided profits increased $834,125 or 3.75%, and net unrealized gain (loss) on available for sale securities had a total decrease of $1,614,113 in the first quarter due to an unrealized gain of $1,062,247 at December 31, 1996 and an unrealized loss of $551,866 at March 31, 1997. The unrealized loss resulted in a decline in Stockholders' Equity of $779,988 or (2.71%) to $28,046,191.

Management is not aware of any current recommendations by the regulatory authorities which would have any adverse effect on the liquidity, capital resources or operation of the Bank. However, there were four law suits filed against the Bank at the end of the first quarter of 1996, which could impact the Banks future earnings. Management, however does not expect any material financial impact at this time and the Bank is committed to offer a vigorous defense in each case.

On August 19, 1996, United Security Bancshares, Inc. entered into an agreement to merge with First Bancshares, Inc. The application to merge has been approved by all regulatory authorities and the merger is now pending approval by the shareholders. The meeting for a shareholder vote is scheduled for May 20, 1997.

                                PART II

                          OTHER INFORMTION

ITEM 6.


Exhibits and Reports on Form 8-K

(a)  Exhibit 27 is filed with this report.

(b)  No reports were filed on Form 8-K for the quarter ended March 31, 1997.

SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNITED SECURITY BANCSHARES, INC.


DATE:     May 13, 1997

BY:       /s/ Larry M. Sellers
          Its Vice-President, Secretary, and Treasurer
          (Duly Authorized Officer and Principal Financial Officer)