Form 10-Q
period 1997-06-30
UNITED SECURITY BANCSHARES INC
filed 1997-08-14
CIK 717806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549



                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended June 30, 1997



                        Commission File Number:  0-14549



                        United Security Bancshares, Inc.
             (Exact name of registrant as specified in its charter)



               Alabama                                  63-0843362
   (State or other jurisdiction of              (I.R.S. Employer Identification
   incorporation or organization)                            No.)


         131 West Front Street
          Post Office Box 249
         Thomasville, AL 36784                             36784
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (334) 636-5424


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   (X)                    No (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                            Outstanding at June 30, 1997
      Common Stock, $.01 par value                        3,536,589 shares

UNITED SECURITY BANCSHARES, INC.


                         PART I.  FINANCIAL INFORMATION

                                                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS


     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT          3
     JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR
     THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997, AND 1996        4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR
     THE SIX MONTHS ENDED JUNE 30, 1997, AND 1996                         5

     THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE
     NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS,
     BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS
     NECESSARY FOR A FAIR REPRESENTATION OF FINANCIAL CONDITION AND
     THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                         9


                          PART II.  OTHER INFORMATION


OTHER INFORMATION                                                       11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               11

SIGNATURE PAGE                                                          12

SIGNATURES                                                              12

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 (Dollars in thousands, except per share data)

                                     ASSETS



                                                     June 30,     December 31,
                                                       1997           1996
                                                   (Unaudited)

CASH AND DUE FROM BANKS                              $ 18,554       $ 16,006

TRADING ACCOUNT SECURITIES, at fair value               1,469              0

INVESTMENT SECURITIES AVAILABLE FOR SALE,
   at fair value                                      186,266        185,916

LOANS, net of allowance for loan losses of $3,526
       and $2,880, respectively                       206,030        204,885

PREMISES AND EQUIPMENT                                  6,900          6,747

OTHER ASSETS                                           15,828         16,829
     Total assets                                    $435,047       $430,383



                      LIABILITIES AND SHAREHOLDERS' EQUITY


DEPOSITS                                             $347,878       $346,306

BORROWINGS                                             32,751         31,531

OTHER LIABILITIES                                       4,173          4,930
     Total liabilities                                384,802        382,767

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share; 10,000,000
    shares authorized; 3,600,689 and 3,601,604 shares
    issued, respectively                                   36             36
  Surplus                                               8,041          8,047
  Net unrealized gain on securities available for sale  1,030          1,045
  Retained earnings                                    41,392         38,748
  Less treasury stock--64,100 shares and 65,015 shares,
    respectively, at cost                               (254)          (260)
     Total shareholders' equity                        50,245         47,616
     Total liabilities and shareholders' equity      $435,047       $430,383


        The accompanying notes are an integral part of these statements.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in thousands, except per share data)



                                       Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                         1997      1996      1997       1996
                                                     (Unaudited)

INTEREST INCOME:
  Interest and fees on loans            $5,408    $4,893    $10,738    $9,518
  Interest on securities                 3,846     3,772      7,602     7,289
     Total interest income               9,254     8,665     18,340    16,807

INTEREST EXPENSE:
  Interest on deposits                   3,375     3,177      6,701     6,216
  Interest on borrowings                   529       560      1,020     1,022
     Total interest expense              3,904     3,737      7,721     7,238

NET INTEREST INCOME                      5,350     4,928     10,619     9,569
PROVISION FOR LOAN LOSSES                  345       115        768       230
     Net interest income after provision
        for loan losses                  5,005     4,813      9,851     9,339

NONINTEREST INCOME:
  Service and other charges on deposit
    accounts                               457       432       912       846
  Other income                             190       191       419       352
  Securities gains                          23        96       157       227
          Total noninterest income         670       719     1,488     1,425

NONINTEREST EXPENSES:
  Salaries and employee benefits         1,500     1,531     3,267     3,007
  Occupancy expense                        160       163       358       321
  Furniture and equipment expense          356       241       634       466
  Other expenses                         1,441     1,160     2,414     2,061
     Total noninterest expense           3,457     3,095     6,673     5,855
  Income before income taxes             2,218     2,437     4,666     4,909
PROVISION FOR INCOME TAXES                 511       626     1,191     1,338
NET INCOME                              $1,707    $1,811    $3,474    $3,569

AVERAGE NUMBER OF SHARES OUTSTANDING 3,536,589 3,536,589 3,536,589 3,536,589


NET INCOME PER SHARE                      $.48      $.51      $.98     $1.01

DIVIDENDS PER SHARE                       $.11      $.10      $.11      $.10


        The accompanying notes are an integral part of these statements.

                UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (Dollars in thousands, except per share data)


                                                          Six Months Ended
                                                               June 30,
                                                           1997       1996
                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                              $ 3,474   $ 3,569
  Adjustments:
     Depreciation                                             445       470
     Amortization of premiums and discounts, net              332       618
     Amortization of intangibles                              249       231
     Provision for losses on loans                            768       230
     (Gain) loss on sale of securities, net                  (157)     (227)
     (Gain) loss on sale of fixed assets                        0         5
     Changes in assets and liabilities:
       Decrease (increase) in other assets                  1,186    (3,207)
       (Decrease) increase in other liabilities              (800)      349
          Total adjustments                                 2,023    (1,531)
          Net cash provided by operating activities         5,497     2,038
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/call of securities available
    for sale                                                5,896     3,997
  Proceeds from sales of securities                        19,925    21,042
  (Purchase of) proceeds from sale of property and
     equipment, net                                          (597)     (565)
  Purchase of securities available for sale               (27,300)  (42,922)
  Loan (originations) and principal repayment, net         (2,879)   (8,607)
  Net cash received in acquisition of bank                      0     8,606
          Net cash used by investing activities            (4,955)  (18,449)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease (increase) in customer deposits, net             1,571     4,254
  Dividends paid                                             (786)     (691)
  (Decrease) increase in borrowings                         1,221    10,042
          Net cash provided by financing activities         2,006    13,605
          Net increase (decrease) in cash and cash
            equivalents:                                  $ 2,548  $ (2,806)

CASH AND CASH EQUIVALENTS, beginning of period            $16,006   $15,360
CASH AND CASH EQUIVALENTS, end of period                  $18,554   $12,554


        The accompanying notes are an integral part of these statements.

                UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

     The accompanying unaudited condensed consolidated financial statements as of June 30, 1997 and 1996 and for the three and six months periods then ended, include the accounts of United Security Bancshares, Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operation for any interim period are not necessarily indicative of results expected for the fiscal year ended December 31, 1997. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report for the year ended December 31, 1996, of United Security Bancshares, Inc. and Subsidiary. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 1996 consolidated financial statements.

2.  MERGER BETWEEN USB AND FBI

     On June 30, 1997 First Bancshares, Inc. ("FBI") merged with and into USB, and USB survived (Combined entity the "Company").

     Under the terms of the merger agreement, 1.4 million shares of the Company's common stock were issued in exchange for all of the outstanding shares of FBI's common stock (based on an exchange ratio of 5.8321 shares of the Company's common stock for each share of FBI's common stock). The merger was accounted for as a pooling-of-interests and, accordingly, the information included in the financial statements and consolidated notes of the Company presents the combined results of USB and FBI as if the merger had been in effect for all periods presented.

     The accompanying condensed consolidated financial statements give effect to the merger which has been accounted for as a pooling-of-interests. Accordingly, the pre-merger accounts of the former USB have been combined with those of FBI for all periods presented. Separate unaudited results of operations of the combining entities for the three and six months ended June 30, 1997 and 1996, are as follows:

                                     Three Months Ended    Six Months Ended
                                         June 30,              June 30,
                                      1997      1996      1997      1996
                                             (Dollars in thousands)
          Net interest revenue:
            USB                      $2,668    $2,635    $5,353    $5,086
            FBI                       2,682     2,293     5,266     4,483


          Net income:
            USB                      $1,118    $1,044    $2,273    $2,116
            FBI                         589       767     1,201     1,453


3.  EARNINGS PER SHARE

     Earnings per share for the six month period and three month periods ended June 30, 1997 has been computed based on the earnings during that period, and the weighted average number of shares of common stock outstanding during that period.

4.  STOCK OPTIONS

     The stockholders approved the United Security Bancshares, Inc. Long-Term Incentive Compensation Plan (the "LTICP"). The LTICP provides for a number of forms of stock-based compensation with up to 60,000 shares of the Company's common stock authorized for issuance through the Plan. The Company may award eligible employees incentive and nonqualified stock options, stock appreciation rights, and restricted stock. The LTICP became effective June 1, 1997. As of June 30, 1997, options for 57,900 shares were outstanding.

5.  ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

     This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company adopted the provisions of the Standard on January 1, 1997. Based on the Company's current operating activities, the adoption of this statement did not have an impact on the Company's financial condition or results of operations.

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. This Statement established standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presenta-tion of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior period EPS data presented. The Company will adopt the Statement at fiscal year-end 1998. Basic and dilutive earnings per share under SFAS No. 128 would be identical to earnings per share as presented in the financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

     This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"). United Security is the parent holding company of United Security Bank (the "Bank"), and it has no operations of any consequence other than the ownership of its subsidiary. The Bank's name was changed from United Security Bank to First United Security Bank on July 9, 1997.

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the six months ended June 30, 1997, to year-end 1996; while comparing income for the first half and second quarter ended June 30, 1997, to income for the first half ended June 30, 1996.

On the close of business, June 30, 1997, United Security Bancshares, Inc. and United Security Bank completed the merger with First Bancshares, Inc. and First Bank and Trust. The merger is considered as a "pooling of interest" for accounting and financial reporting purposes, therefore all financial information presented combines the results of both institutions as if the merger had been in effect for all periods presented.

On June 1, 1996, United Security Bank completed the acquisition of all the outstanding shares of Brent Banking Company. The acquisition increased United Security's total assets by $33.7 million. The total assets and liability increase is reflected in the June 30, 1996 Statement of Condition; however, since the merger did not occur until June 1, 1996, only one month of income and expense after the acquisition is recorded in the June 30, 1996 Statement of Income. The discussion and analysis below, therefore, will be impacted by some increases due to the acquisition.

All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

COMPARING THE SIX MONTHS ENDED JUNE 30, 1997, TO THE SIX MONTHS ENDED JUNE 30, 1996:

Net income decreased $95,000, or 2.7%, thus decreasing net income per share to $.98 from $1.01. The decrease is primarily attributable to a $817,000, or 13.9%, increase in noninterest expense and a $538,000 increase in provision for loan losses which were offset by a $1,050,000, or 11.0%, increase in net interest income. The increase in the provision for loan losses was a result of conforming the loss analysis methodologies between the two banks and resulted in raising the allowance for loan losses to a higher level within management's acceptable range. The allowance for loan losses reflects management's estimates which take into account historical experience, the amount of nonperforming assets, and general economic conditions.

The $817,000, or 13.9%, increase in noninterest expense was primarily attributed to increases in salaries and employee benefits expenses by $260,000, furniture and equipment expenses by $168,000, and other expenses by $352,000. A significant portion of these increases is associated with the cost of adding seven offices to the Acceptance Loan Company, a wholly owned subsidiary of First United Security Bank and expenses associated with the Brent Banking Company acquisition of June 1, 1996.

COMPARING THE THREE MONTHS ENDED JUNE 30, 1997, TO THE THREE MONTHS ENDED JUNE 30, 1996:

Net income decreased $104,000, or 5.7%, thus decreasing net income per share to $.48 from $.51. The decrease is primarily attributable to a $362,000, or 11.7%, increase in noninterest expense and a $230,000 increase in provision for loan losses which were offset by a $422,000, or 8.6%, increase in net interest income. The increase in the provision for loan losses was a result of conforming the loss analysis methodologies between the two banks and resulted in raising the allowance for loan losses to a higher level within management's acceptable range. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions.

The $362,000, or 11.7%, increase in noninterest expense was primarily attributed to increases in salaries and employee benefits expenses by $260,000, furniture and equipment expenses by $115,000, and other expenses by $281,000. A significant portion of these increases is associated with the cost of adding seven offices to the Acceptance Loan Company, a wholly owned subsidiary of First United Security Bank and expenses associated with the Brent Banking Company acquisition of June 1, 1996.

COMPARING THE JUNE 30, 1997 STATEMENT OF FINANCIAL CONDITION TO
DECEMBER 31, 1996:

In comparing the financial condition at December 31, 1996 to June 30, 1997, the liquidity and capital resources did not materially change during the period. Total assets increased $4.7 million to $435.0 million, while liabilities increased $2.0 million to $384.8 million. Retained earnings increased $2.6 million, or 6.8%, due to earnings in excess of dividends paid during the period. This change increased shareholders' equity by $2.6 million to $435.0 million.

CAPITAL RESOURCES:

The Bank's primary sources of funds are customer deposits, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows, and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets which provide liquidity to meet lending requirements.

The Bank is required to maintain certain levels of regulatory capital. At June 30, 1997 and December 31, 1996, United Security and the Bank were in compliance with all regulatory capital requirements.

Management is not aware of any condition that currently exists that would have any adverse effects on the liquidity, capital resources, or operation of United Security Bancshares, Inc. There are, however, six law suits filed against the Bank that could impact the Bank's future earnings. Management does not expect any material financial impact at this time, and the Bank is committed to offer a vigorous defense in each case.

PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Amended and Restated Articles of Incorporation of USB, incorporated herein by reference to the Exhibits to Form 10-Q for the Quarter ended June 30, 1995.

(b) Bylaws of USB, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1987.

(c) Exhibit 3.(i), Articles of Amendment to the Amended and Restated Articles of Incorporation of USB, filed herewith.

(d)  Exhibit 3.(ii), Amendments to the Bylaws of USB, filed herewith.

(e)  Exhibit 27, Financial Data Schedule, filed herewith.

(f) A report on Form 8-K, dated June 30, 1997, was filed on July 2, 1997, reporting pursuant to Item 2 of Form 8-K the merger of First Bancshares, Inc. with and into the Registrant and the merger of First Bank and Trust with and into the Registrant's wholly-owned subsidiary, United Security Bank. Pursuant to Item 7(a)(4), financial statements required by Item 7 of Form 8-K will be filed not later than sixty (60) days after the date that the Form 8-K was required to be filed.

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNITED SECURITY BANCSHARES, INC.

DATE:  August 13, 1997

BY:    /s/ Larry M. Sellers
     Its Vice-President, Secretary, and Treasurer
     (Duly Authorized Officer and Principal Financial Officer)