Form 10-Q
period 1997-09-30
UNITED SECURITY BANCSHARES INC
filed 1997-11-14
CIK 717806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 1997


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


          Yes   X                            No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                              Outstanding at September 30, 1997
Common Stock, $.01 par value                      3,536,589 shares



                UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY


                         PART I.  FINANCIAL INFORMATION

                                                                    PAGE

ITEM 1.  FINANCIAL STATEMENTS:

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       AT SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996         3

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR
       THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
       AND 1996                                                        4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996           5

     THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED
       HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC
       ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT,
       ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF
       FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR
       THE PERIODS PRESENTED                                          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                           9




                          PART II.  OTHER INFORMATION


OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           11

SIGNATURE PAGE

SIGNATURES                                                          12



               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 (Dollars in thousands, except per share data)


                                     ASSETS

                                                 September 30,   December 31,
                                                      1997           1996
                                                  (Unaudited)


CASH AND DUE FROM BANKS                             $ 16,843       $ 16,006

TRADING ACCOUNT SECURITIES, at fair value                 52              0

INVESTMENT SECURITIES AVAILABLE FOR SALE,
  at fair value                                      186,609        185,916

LOANS, net of allowance for loan losses
  of $3,808 and $3,134, respectively                 206,921        204,885

PREMISES AND EQUIPMENT                                 7,339          6,747

OTHER ASSETS                                          17,028         16,829
     Total assets                                   $434,792       $430,383



                      LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS                                            $343,248       $346,306

BORROWINGS                                            33,531         31,531

OTHER LIABILITIES                                      6,652          4,930
     Total liabilities                               383,431        382,767

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
    10,000,000 shares authorized; 3,600,689 and
    3,601,604 shares issued, respectively                 36            36
  Surplus                                              8,039         8,047
  Net unrealized gain on securities available
    for sale                                           1,487         1,045
  Retained earnings                                   42,053        38,748
  Less treasury stock--64,100 shares and 65,015
    shares, respectively at cost                        (254)         (260)
     Total shareholders' equity                       51,361        47,616
     Total liabilities and shareholders'
        equity                                      $434,792      $430,383




        The accompanying notes are an integral part of these statements.



               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in thousands, except per share data)



                                     Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                      1997         1996      1997      1996
                                                    (Unaudited)

INTEREST INCOME:
  Interest and fees on loans         $5,716       $5,395    $16,454   $14,913
  Interest on securities              3,665        3,614     11,266    10,673
     Total interest income            9,381        9,009     27,720    25,586

INTEREST EXPENSE:
  Interest on deposits                3,359        3,416     10,060     9,632
  Interest on borrowings                472          562      1,493     1,584
     Total interest expense           3,831        3,978     11,553    11,216

NET INTEREST INCOME                   5,550        5,031     16,167    14,370
PROVISION FOR LOAN LOSSES               399          144      1,166       375
     Net interest income after
       provision for loan losses      5,151        4,887     15,001    13,995

NONINTEREST INCOME:
  Service and other charges on
    deposit accounts                    471          480      1,383     1,326
  Other income                          275          232        693       585
  Securities gains                      202           33        359       259
     Total noninterest income           948          745      2,435     2,170

NONINTEREST EXPENSES:
  Salaries and employee benefits      1,819        1,632      5,086     4,640
  Occupancy expense                     284          436        642       757
  Furniture and equipment expense       317          523        951       988
  Other expenses                      1,859          461      4,273     2,292
     Total noninterest expense        4,279        3,052     10,952     8,677
  Income before income taxes          1,820        2,580      6,484     7,488
PROVISION FOR INCOME TAXES              632          719      1,823     2,057
NET INCOME                           $1,188       $1,861     $4,661    $5,431

AVERAGE NUMBER OF SHARES
  OUTSTANDING                     3,536,585    3,536,585  3,536,585 3,536,585

NET INCOME PER SHARE                   $.34         $.53      $1.32     $1.54

DIVIDENDS PER SHARE                    $.15         $.10       $.15      $.10



        The accompanying notes are an integral part of these statements.




                UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (Dollars in thousands, except per share data)



                                                          Nine Months Ended
                                                             September 30,
                                                            1997        1996
                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income:                                             $ 4,661     $ 5,431
  Adjustments:
    Depreciation                                              462         425
    Amortization of premiums and discounts, net               953         990
    Amortization of intangibles                               254         279
    Provision for losses on loans                           1,166         375
    (Gain) loss on sale of securities, net                   (359)       (259)
    (Gain) loss on sale of fixed assets                         0           0
    Changes in assets and liabilities:
     Decrease (increase) in other assets                    (5,551)    (2,273)
     (Decrease) increase in other liabilities                6,599      1,003
       Total adjustments                                     3,524        540
       Net cash provided by operating activities             8,185      5,971
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/call of securities
    available for sale                                       3,281      8,795
  Proceeds from sales of securities                         36,562     27,024
  (Purchase of) proceeds from sale of property
    and equipment, net                                      (1,053)      (592)
  Purchase of securities available for sale                (39,931)   (54,468)
  Loan (originations) and principal repayments, net         (3,789)   (10,910)
  Net cash received in acquisition of bank                       0      8,606
     Net cash used by investing activities                  (4,930)   (21,545)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment for fractional shares                                 (3)         0
  Decrease (increase) in customer deposits, net             (3,058)     6,577
  Dividends paid                                            (1,357)    (1,044)
  (Decrease) increase in borrowings                          2,000     12,040
     Net cash used by financing activities                  (2,418)    17,573
     Net increase (decrease) in cash and cash equivalents  $   837    $ 1,999

CASH AND CASH EQUIVALENTS, beginning of period              16,006     15,360
CASH AND CASH EQUIVALENTS, end of period                   $16,843    $17,359



        The accompanying notes are an integral part of these statements.


                UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

     The accompanying unaudited condensed consolidated financial statements as of September 30, 1997 and 1996 and for the three and nine months periods then ended, include the accounts of United Security Bancshares, Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operation for any interim period are not necessarily indicative of results expected for the fiscal year ended December 31, 1997. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended
     December 31, 1996, of United Security Bancshares, Inc. and Subsidiary. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 1996 consolidated financial statements.

2.   MERGER BETWEEN USB AND FBI

     On June 30, 1997 First Bancshares, Inc. ("FBI") merged with and into USB, and USB survived (combined entity the "Company").

     Under the terms of the merger agreement, 1.4 million shares of the Company's common stock were issued in exchange for all of the outstanding shares of FBI's common stock (based on an exchange ratio of 5.8321 shares of the Company's common stock for each share of FBI's common stock). The merger was accounted for as a pooling-of-interests and, accordingly, the information included in the financial statements and consolidated notes of the Company presents the combined results of USB and FBI as if the merger had been in effect for all periods presented. During the third quarter ended September 30, 1997, costs incurred to integrate continuing operations in conjunction with the merger totaled $626,000.

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


                                      Three Months         Six Months
                                         Ended               Ended
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



3.   EARNING PER SHARE

     Earnings per share for the nine month periods and three month periods ended September 30, 1997 and 1996 have been computed based on the earnings during the periods, and the weighted average number of shares of common stock outstanding during the periods.

4.   STOCK OPTIONS

     The shareholders approved the United Security Bancshares, Inc. Long-Term Incentive Compensation Plan (the "LTICP"). The LTICP provides for a number of forms of stock-based compensation with up to 60,000 shares of the Company's common stock authorized for issuance through the Plan. The Company may award eligible employees incentive and nonqualified stock options, stock appreciation rights, and restricted stock. The LTICP became effective June 1, 1997. As of September 30, 1997, options for 57,900 shares were outstanding.

5.   ACCOUNTING PRONOUNCEMENTS

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

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

     This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company adopted the provisions of the Standard on January 1, 1997. Based on the Company's current operating activities, the adoption of this statement did not have an impact on the Company's financial condition or results of operation.

     Earning Per Share

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

     Reporting of Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, Reporting of Comprehensive Income ("SFAS 130"), which establishes standard for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     Disclosure About Segments and Related Information

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

     This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

6.    SUBSEQUENT EVENT

     Subsequent to September 30, 1997, the Company completed the sale of a branch as required as part of the merger. As part of the sale, the Company sold approximately $9.9 million in deposits, $2.3 million in loans, and recognized a gain of $593,757. The gain will be recognized during the quarter ended December 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"). United Security is the Parent Holding Company of First United Security Bank (the "Bank"), and it has no operations of any consequence other than the ownership of its subsidiary. The Bank's name was changed from United Security Bank to First United Security Bank on July 9, 1997.

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the nine months ended September 30, 1997, to year-end 1996; while comparing income for the nine and three months ended September 30, 1997, to income for the nine months ended September 30, 1996.

On the close of business June 30, 1997, United Security Bancshares, Inc. and United Security Bank completed the merger with First Bancshares, Inc. and First Bank and Trust. The merger is considered as a "pooling of interest" for accounting and financial reporting purposes; therefore, all financial information presented combines the results of both institutions as if the merger had been in effect for all periods presented.

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

COMPARING THE NINE MONTHS ENDED SEPTEMBER 30, 1997, TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996:

Net income decreased $770,000, or 14.2%, thus decreasing net income per share to $1.32 from $1.54. The decrease is primarily attributable to a $2,275,000, or 26.2%, increase in noninterest expense and a $791,000 increase in provision for loan losses which were offset by a $1,797,000, or 12.5%, increase in net interest income. The increase in the provision for loan losses was a result of conforming the loss analysis methodologies between the two banks and resulted in raising the allowance for loan losses to a higher level within management's acceptable range. The allowance for loan losses reflects management's estimates which take into account historical experience, the amount of nonperforming assets, and general economic conditions.

The $2,275,000, or 26.2%, increase in noninterest expense was primarily attributed to increases in salaries and employee benefits expenses by $446,000 and other expenses by $1,981,000. A significant portion of these increases is associated with the cost of adding twelve offices to the Acceptance Loan Company, a wholly owned subsidiary of First United Security Bank, and expenses associated with the Brent Banking Company acquisition of June 1, 1996. Additionally, certain non-recurring expenses associated with the merger of approximately $626,000 were recognized in the third quarter of 1997.

COMPARING THE THREE MONTHS ENDED SEPTEMBER 30, 1997, TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996:

Net income decreased $673,000, or 36.2%, thus decreasing net income per share to $.34 from $.53. The decrease is primarily attributable to a $1,227,000, or 40.2%, increase in noninterest expense and a $255,000 increase in provision for loan losses which were offset by a $519,000, or 10.3%, increase in net interest income. The increase in the provision for loan losses was a result of conforming the loss analysis methodologies between the two banks and resulted in raising the allowance for loan losses to a higher level within management's acceptable range. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions.

The $1,127,000, or 40.2%, increase in noninterest expense was primarily attributed to increases in salaries and employee benefits expenses by $187,000 and other expenses by $1,398,000. A significant portion of these increases is associated with the cost of adding twelve offices to the Acceptance Loan Company, a wholly owned subsidiary of First United Security Bank and expenses associated with the merger of approximately $626,000.

COMPARING THE SEPTEMBER 30, 1997 STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 1996:

In comparing the financial condition at the end of 1996 to September 30, 1997, the liquidity and capital resources did not materially change during the period. Total assets increased $4.4 million to $434.8 million, while liabilities increased $664,000 to $382.8 million. Retained earnings increased $3.3 million, or 8.5%, due to earnings in excess of dividends paid during the period. This change and an increase of $442,000 in net unrealized gain on available for sale securities increased shareholders' equity by $3.8 million to $51.4 million.

CAPITAL RESOURCES:

The Bank's primary sources of funds are customer deposits, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows, and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, short-term investments such as Federal Funds Sold are additional sources of liquidity.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 1997 and December 31, 1996, United Security and the Bank were in compliance with all regulatory capital requirements.

Management is not aware of any condition that currently exists that would have any adverse effects on the liquidity, capital resources, or operation of United Security Bancshares, Inc. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Company.

SUBSEQUENT EVENTS:

Subsequent to September 30, 1997, the Company completed the sale of a branch as required as part of the merger. As part of the sale, the Company sold approximately $9.9 million in deposits, $2.3 million in loans, and recognized a gain of $593,757. The gain will be recognized during the quarter ended December 31, 1997.

PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 27, Financial Data Schedule, filed herewith.

(b) A report on Form 8-K, dated June 30, 1997, was filed on July 2, 1997, reporting pursuant to Item 2 of Form 8-K the merger of First Bancshares, Inc. with and into the Registrant and the merger of First Bank and Trust with and into the Registrant's wholly-owned subsidiary, United Security Bank.

(c) A report on Form 8-K, dated July 22, 1997, was filed on July 25, 1997, reporting pursuant to Item 4 of Form 8-K a change in the Registrant's certifying accountant.

(d)  A report on Form 8-K/A, dated September 10, 1997, was filed
     September 10, 1997, reporting pursuant to Item 7 of Form 8-K the financial statements relating to the merger of First Bancshares, Inc. with and into the Registrant.

                              SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE:     November 13, 1997

BY:  /s/ Larry M. Sellers
     Its Vice-President, Secretary, and Treasurer
     (Duly Authorized Officer and Principal Financial Officer)