Form 10-K
period 1997-12-31
UNITED SECURITY BANCSHARES INC
filed 1998-03-31
CIK 717806

<CORRESP>

                  MAYNARD, COOPER & GALE, P.C.

                     1901 Sixth Avenue North
                Suite 2400 AmSouth/Harbert Plaza
                 Birmingham, Alabama 35203-2602
                         (205) 254-1000

                    FACSIMILE (205) 254-1999

                         March 31, 1998

FILED VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

                    Re: United Security Bancshares, Inc.
                        Annual Report of Form 10-K
                        (File No. 0-14549)

     On behalf of our client, United Security Bancshares, Inc., we are filing the above-referenced Form 10-K via the EDGAR system.

     Please do not hesitate to contact the undersigned if you have any questions or comments.

                                             Very truly yours,

                                             /s/ J. Michael Savage
                                                 __________________
                                                 J. Michael Savage

JMS/ead
Enclosures
cc: Jack M. Wainwright, III
    Larry M. Sellers
    C. Matthew Lusco
    James M. Pool

                UNITED SECURITY BANCSHARES, INC.
                      131 West Front Street
                          P.O. Box 249
                   Thomasville, Alabama 36784
                          334-636-5424

                         March 23, 1998


FILED VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Gentlemen:

     Management of United Security Bancshares, Inc. hereby informs the Securities and Exchange Commission that the financial statements in its Annual Report to Shareholders for the year ended December 31, 1997, transmitted herewith, do not reflect a change from the preceding year in any accounting principles or practices or in the method of applying any such principles or practices.

                               UNITED SECURITY BANCSHARES, INC.

                               /s/ Jack M. Wainwright, III
                               _____________________________
                               By: Jack M. Wainwright, III
                              Its: President & CEO

</CORRESP>

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K

(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

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

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class     Name of each exchange on which registered
           None                                 None

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, Par Value $0.01 per share (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Shares of common stock ($0.01 par value) outstanding as of December 31, 1997: 3,537,685.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the sales price of shares sold in a private transaction on February 17, 1998, is $141,507,400. (There is no established public trading market for the Registrant's voting stock.)

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the 1998 annual meeting of its shareholders are incorporated by reference into Part III.

                United Security Bancshares, Inc.
                   Annual Report on Form 10-K
                    for the fiscal year ended
                        December 31, 1997

                        TABLE OF CONTENTS

                                                         Sequential
Part  Item  Caption                                        Page No.

I     1     Business                                           3

      2     Properties                                         7

      3     Pending Legal Proceedings                          8

      4     Submission of Matters to a vote of
            Security Holders                                   8

II    5     Market for Registrant's Common Equity and
            Related Stockholder Matters                        8

      6     Selected Financial Data                            9

      7     Management's Discussion and Analysis of
            Financial Condition and Results of Operations     11

      7A    Quantitative and Qualitative Disclosures
            About Market Risk                                 36

      8     Financial Statements and Supplementary Data       37

      9     Changes in and Disagreements on Accounting
            and Financial Disclosure                          65

III  10     Directors and Executive Officers of the
            Registrant                                        66

     11     Executive Compensation                            66

     12     Security Ownership of Certain Beneficial Owners
            and Management                                    66

     13     Certain Relationships and Related Transactions    66

IV   14     Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                           67

Signatures                                                    68

Exhibits                                                      70

                             PART I

Item 1. Business.

     General

     United Security Bancshares, Inc. ("Bancshares") is an Alabama corporation organized in 1984. Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and it operates one banking subsidiary, First United Security Bank (the "Bank"). The Bank's name was changed from United Security Bank to First United Security Bank on July 9, 1997. The Bank owns all of the stock of Acceptance Loan Company, Inc. ("ALC"), a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. The Bank also owns 50% of the stock of First Banking Services, Inc., a Florida corporation headquartered in Fort Walton Beach, Florida; however it is anticipated that the Bank will sell its holdings in First Banking Services, Inc. during the first quarter of 1998. Bancshares owns all the stock of First Security Courier Corporation ("First Security"), an Alabama corporation organized for the purpose of providing certain bank courier services.

     The Bank has fifteen banking offices which are located in Thomasville, Coffeeville, Fulton, Gilbertown, Grove Hill, Butler, Jackson, Brent, Centreville and Woodstock, Alabama, and its market area includes portions of Bibb, Clarke, Choctaw, Marengo, Sumter, Tuscaloosa, Washington, and Wilcox Counties in Alabama, as well as Clarke, Lauderdale and Wayne Counties in Mississippi.

     The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings and time deposits, personal and commercial loans, credit card and safe deposit box services, and the purchase and sale of government securities.

     The Bank encounters vigorous competition from 10 banks located in its service area for, among other things, new deposits, loans, savings deposits, certificates of deposit, interest-bearing transaction (NOW) accounts, and other banking and financial services.

     As of December 31, 1997, the Bank had 199 full-time equivalent employees, ALC had 67 full-time equivalent employees, and Bancshares had no employees, other than the officers of Bancshares who are indicated in Part III, Item 10 of this report.

     Legislation

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorized bank holding companies to acquire banks and other bank holding companies without geographic limitations beginning September 30, 1995. The arrival of interstate banking is expected to increase further the competitiveness of the banking industry.

     In addition, beginning on June 1, 1997, the IBBEA authorized interstate mergers and consolidations of existing banks, provided that neither bank's home state has opted out of interstate branching by May 31, 1997. The State of Alabama has opted in to interstate branching effective on or before June 1, 1997. Once a bank has established branches in a state through an interstate merger, the bank generally may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal or state law.

     Alabama banks may also establish branches or offices in any other state, any territory of the United States, or any foreign country, provided that the branch or office is established in compliance with federal law and the law of the proposed location and is approved by the Alabama Superintendent of Banks. Under former law, Alabama banks could not establish a branch in any location other than its principal place of business, except as authorized by local laws or general laws of local application. These more liberal branching laws are likely to increase competition within the State of Alabama among banking institutions located in Alabama and from banking institutions outside of Alabama, many of which are larger than Bancshares. Size gives the larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of Alabama and the southeast region.

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

     Bank Regulation. The Alabama State Banking Department and the Federal Deposit Insurance Corporation ("FDIC") are the primary regulators for the Bank. These regulatory authorities regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capital loan reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises and furniture and fixtures.

     The Bank's deposits are insured by the FDIC to the extent provided by law. The major responsibility of the FDIC with respect to insured banks is to protect depositors as provided by law in the event a bank is closed without adequate provision having been made to pay claims of depositors. It also acts to prevent the development or continuation of unsafe or unsound banking practices. The FDIC is authorized to examine the Bank in order to determine its condition for insurance purposes. The FDIC must approve any merger or consolidation involving the Bank where the resulting bank is a state-chartered, non-Federal Reserve member bank. The Bank is not a member of the Federal Reserve System. The FDIC is also authorized to approve conversions, mergers, consolidations, and assumption of deposit liability transactions between insured and noninsured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured bank that is not a member of the Federal Reserve System.

     Since the Bank is chartered under the laws of the State of Alabama, it is also subject to supervision and examination by the Alabama State Banking Department ("Department") and is subject to regulation by the Department of all areas of its operations. Alabama law and the regulations of the Department restrict the payment of dividends by state chartered banks. Under Alabama law, a bank must transfer to surplus each year at least 10% of its net earnings until the surplus of the bank is equal to at least 20% of its capital. During this accumulation period, a bank may not pay a dividend in excess of 90% of its net earnings. After this accumulation period, banks must obtain prior written approval of the Superintendent of the Alabama State Banking Department if the total of all dividends declared by the bank in any calendar year will exceed the total of the bank's net earnings (as defined by statute) for that year combined with its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, no dividends may be paid from surplus without the prior written approval of the Superintendent.

     In accordance with regulatory restrictions, the Bank had at December 31, 1997, $12,100,000 of undistributed earnings included in consolidated retained earnings available for distribution to Bancshares as dividends without prior regulatory approval.

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

     The actual assessment rate applicable to a particular institution depends upon a risk assessment classification assigned to the institution by the FDIC. The FDIC will assign each financial institution to one of three capital groups--well capitalized, adequately capitalized, or undercapitalized, as defined in the regulations implementing the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")--and to one of three subgroups within a capital group on the basis of supervisory evaluations by the institution's primary federal, and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The Bank's current risk assessment classification is "well-capitalized," for which the current assessment rate is $.04 per $100 of its assessment base.

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

     FDICIA authorizes the BIF to borrow up to $30 billion from the United States Treasury to be repaid by the banking industry through deposit insurance assessments. FDICIA required the federal banking agencies and the FDIC, as insurer, to take prompt action to resolve the problems of insured depository institutions. All depository institutions will be classified into one of five categories ranging from well-capitalized to critically undercapitalized. As an institution's capital level declines, it would become subject to increasing regulatory scrutiny and tighter restrictions. FDICIA further requires an increase in the frequency of "fullscope, on-site" examinations and expands the current audit requirements. In addition, federal banking agencies are mandated to review and prescribe uniform accounting standards that are at least as stringent as Generally Accepted Accounting Principles. FDICIA permits the merger or acquisition of any depository institutions with any other, provided that the transaction is approved by the resulting entity's appropriate federal banking agency. This would permit, for the first time, direct mergers between banks and thrift institutions.

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

     Because of concerns relating to the competitiveness and the safety and soundness of the industry, the Congress is considering, even after the enactment of FIRREA and FDICIA, a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks.

     In September 1996, legislation was enacted to recapitalize the SAIF and ensure against default on Financing Corp. ("FICO") bonds. The legislation provided for a one-time payment into the BIF in an amount approximating $.68 per $100 of SAIF insured deposits. Thereafter and through December 31, 1999, the former assessment rate of between $-0- and $.31 per $100 of insured deposits is reduced to between $.0130 and $.2830 per $100, including a FICO rate of $.0130 per $100, for bank deposits and a rate of between $.0650 and $.3350 per $100, including a FICO rate of $.0650 per $100, for previously SAIF insured deposits. After December 31, 1999, the BIF rate will be approximately $.0243 per $100 for all deposits.

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

     Capital Adequacy Requirements. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to account for off-balance sheet exposure, minimize disincentives for holding liquid assets and make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

     The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution for bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1997, Bancshares and the Bank qualified as "well-capitalized."

     Under FDICIA, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

     FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk and the risks of non-traditional activities. It is uncertain what effect these regulations, when implemented, will have on Bancshares and the Bank.

     Recent Legislative Developments. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. Bancshares cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect Bancshares.

     Statistical Information

     Statistical information concerning the business of Bancshares is set forth in Part II of this report.

Item 2. Properties.

     Bancshares owns no property and does not expect to own any.
The business of Bancshares is conducted from the offices of the Bank. ALC leases office space throughout Alabama but owns no property. The aggregate annual rental payments for office space for ALC total approximately $120,000.

     The Bank has operated from its main office at 131 West Front Street since 1959. It is in a two-story building with approximately 17,000 square feet. During 1986, construction upon Bancshares' and the Bank's main offices at 131 West Front Street, Thomasville, was completed. Approximately 10,000 square feet of office space was added as a result of this construction.

     The Bank operates fourteen branches in addition to its main office. The Highway 43 branch is located at the intersection of State Highway 43 and Nichol Avenue and is in a one-story brick building with approximately 3,500 square feet. The Coffeeville branch is located on Highway 84 in Coffeeville, approximately 33 miles from Thomasville, and it is in a one-story brick building of approximately 2,000 square feet. The Fulton branch is located on State Highway 178, approximately eight miles from Thomasville, in a one-story frame building of approximately 2,000 square feet. The Butler branch is located at 305 South Mulberry Street, Butler, Alabama in a one-story brick building of approximately 12,000 square feet. There are four drive-in teller facilities at this location. The Gilbertown branch, which consists of a one-story brick building of approximately 2,000 square feet, is located at the intersection of High Street and Highway 17 in Gilbertown, Alabama. There is one drive-in facility at this location. The Jackson branch opened on November 19, 1990, and is located at the intersection of Highway 69 and College Avenue in Jackson, Alabama. The building is a one-story brick building of approximately 2,800 square feet with two drive-in facilities. The Brent branch was acquired on May 31, 1996. This branch is located in Brent, Alabama in a one-story brick building with approximately 8,500 square feet. There are three drive-in facilities at this location. The following branches were acquired as a result of the merger of First Bancshares, Inc. with and into Bancshares in 1997: The Centreville branch is located at the corner of Davidson Street and Court Square in Centreville, Alabama. That building, a two-story brick building of approximately 9,000 square feet with two drive-in facilities, has been sold. The Bank is currently renting the building while a new building is constructed. The Grove Hill branch is located at the corner of Main Street and Court in Grove Hill, Alabama. This branch is in a one-story brick building with approximately 10,500 square feet and three drive-in facilities. The two new Jackson branches are located on (1) Commerce Street in a two-story brick building with approximately 9,000 square feet and three drive-in facilities and (2) College Street in a one-story brick building with approximately 7,800 square feet and four drive-in facilities. The branch in Thomasville is located in a one-story brick building with approximately 3,800 square feet and three drive-in facilities. Finally, the branch in North Bibb County is located on Highway 11 in a one-story brick building with two drive-in facilities. Except as noted, all of the Bank's offices are owned in fee by the Bank without encumbrance.

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

                             PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters.

     There are currently 3,603,335 shares of Bancshares common stock issued and 3,539,235 shares outstanding. As of December 31, 1997, there were approximately 850 shareholders of Bancshares.

     The Bank is authorized by its Articles of Incorporation to issue 25,000 shares of common stock, par value $1.00 per share, all of which are outstanding. Bancshares is the only shareholder of the Bank.

     There is no established public trading market for Bancshares common stock. Management of Bancshares is aware that from time to time Bancshares common stock is bought or sold in private transactions or in transactions directly with a securities broker-dealer making a limited market in Bancshares' common stock. Management of Bancshares is aware of approximately 27 sales of Bancshares common stock since January 1, 1997 at prices ranging from $13.20 to $40.00 per share.

     Bancshares has paid dividends on its common stock on a quarterly basis in the past three years as follows:

                                   Dividend paid
                                  on Common Stock
                    Fiscal Year     (per share)

                       1995            $.33
                       1996            $.40
                       1997            $.53

     As a holding company, Bancshares, except under extraordinary circumstances, will not generate earnings of its own, but will rely solely on dividends paid to it by the Bank as the source of income to meet its expenses and pay dividends. Under normal circumstances, Bancshares' ability to pay dividends will depend entirely on the ability of the Bank to pay dividends to Bancshares.

     The Bank is a state banking corporation and the payment of dividends are governed by the Alabama Banking Code. Under the Alabama Banking Code, a bank may not declare or pay a dividend in excess of 90 percent of the net earnings of the bank until the surplus of the bank equals at least 20 percent of capital. Thereafter, the prior written approval of the Superintendent of the Alabama State Banking Department is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net earnings of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus. No dividends, withdrawals or transfers may be made from the bank's surplus without the prior written approval of the Superintendent. As of December 31, 1997, the surplus of the Bank was equal to at least 20 percent of the capital of the Bank.

Item 6. Selected Financial Information.

                UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                       SELECTED FINANCIAL INFORMATION
                                                          Year Ended December 31,

                                       1997         1996         1995         1994         1993

                                         (In Thousands of Dollars, Except Per Share Amounts)

RESULTS OF OPERATIONS
Interest Revenue                    $ 37,648     $ 34,551     $ 30,571     $ 23,340     $ 21,001
Interest Expense                      15,376       15,081       13,298        9,095        8,363

Net Interest Revenue                $ 22,272     $ 19,470     $ 17,273     $ 14,245     $ 12,638
Provision for Loan Losses              1,710          800          255          224          386

Non-Interest Revenue                $  4,361     $  2,725     $  2,555     $  2,250     $  3,180
Non-Interest Expense                  15,229       11,765       10,898       10,351        8,389

Income Before Income Taxes          $  9,694     $  9,630     $  8,675     $  5,920     $  7,043
Income Taxes                           2,713        2,659        2,225        1,367        2,064

Net Income                          $  6,981     $  6,971     $  6,450     $  4,553     $  4,979

Net Income Per Share:
  Basic                             $   1.97     $   1.97     $   1.83     $   1.30     $   1.42
  Diluted                           $   1.96     $   1.97     $   1.83     $   1.30     $   1.42
  Average Number of Shares
    Outstanding (000)                  3,537        3,537        3,520        3,497        3,495

PERIOD END STATEMENT OF CONDITION
Total Assets                        $425,941     $430,383     $377,120     $308,569     $291,781
Loans                                215,897      204,886      182,000      129,603      128,420
Deposits                             322,418      346,306      304,381      247,534      234,301
Shareholders' Equity                  52,711       47,616       41,795       31,597       31,798

AVERAGE BALANCES
Total Assets                        $434,010     $410,541     $364,330     $301,112     $279,191
Average Earning Assets               402,271      382,458      337,921      280,096      260,050
Loans                                212,570      198,327      172,146      135,450      117,590
Deposits                             345,442      327,531      294,063      244,788      231,443
Shareholder's Equity                  50,164       44,044       37,588       32,175       30,266

PERFORMANCE RATIOS
Net Income to:
  Average Total Assets                  1.61%        1.70%        1.77%        1.51%        1.78%
  Average Shareholders' Equity         13.92%       15.83%       17.16%       14.15%       16.45%
Average Shareholders' Equity to
  Average Total Assets                 11.55%       10.73%       10.32%       10.69%       10.84%
Dividend Payout Ratio                  26.79%       20.21%       18.12%       24.07%       19.58%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Introduction

     The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"), and should be read in conjunction with the Audited Financial Statements and Notes thereto included herein. The emphasis of this discussion will be on the years 1997, 1996, and 1995. All yields presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

     On June 30, 1997, First Bancshares, Inc., the parent holding company of First Bank and Trust, merged with and into United Security. The merger was accounted for as a pooling of interests and, accordingly, financial information for all prior periods has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented.

     United Security is the parent holding company of First United Security Bank (the "Bank"). The Bank operates a finance company,
Acceptance Loan Company, that currently has twenty offices in Alabama and Northwest Florida.

     United Security also began a courier company as a subsidiary, First Security Courier Corporation, in 1997 mainly for the purpose of delivering checks and documents to the Federal Reserve to aid in check clearing. This courier company performs courier services for First United Security Bank as well as other financial institutions in our market area.

     At December 31, 1997, United Security had consolidated assets of approximately $425.9 million and operated fifteen banking locations in three counties. These fifteen locations contributed approximately $7.0 million to consolidated net income in 1997. First United Security Bank's sole business is banking; therefore, loans and investments are its principal sources of income.

     This discussion contains certain forward looking statements with respect to the financial condition, results of operations and business of United Security and the Bank related to, among other things:

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

     (E) the effect of interest rate changes on liquidity and interest rate sensitivity management;

     (F) the amount of anticipated (i) net loan charge offs; (ii) loans on a non-accrual basis; and (iii) options income and other off-balance-sheet income; and

     (G) the expectations, beliefs, and plans of Management as set forth in the letter to shareholders contained in this Annual Report.

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

     (4) United Security encounters difficulty in integrating the operations of Brent Banking Company or First Bank and
          Trust;

     (5) rising interest rates adversely affect the demand for consumer credit; and

     (6) general economic conditions, either nationally or in Alabama, are less favorable than expected.

Financial Condition

     United Security's financial condition depends primarily on the quality and nature of the Bank's assets, liabilities, capital structure, the quality of its personnel, and prevailing market and economic conditions.

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

     The acquisition of Brent Banking Company contributed significantly to United Security's growth during 1996. It added approximately $34 million in assets. In conjunction with the merger on June 30, 1997, First United Security Bank sold the deposits, branch facility and associated assets of its branch office in Grove Hill effective November 1, 1997 as directed by the United States Department of Justice as a requirement for the merger approval. This divestiture reduced deposits by approximately $9.8 million.

     Management believes the most significant factor in producing quality financial results is the Bank's ability to react properly and timely to changes in interest rates. Management is therefore, attempting to maintain a balanced position between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations. The following table reflects the distribution of average assets, liabilities, and shareholders' equity for the three years ended December 31, 1997, 1996, and 1995.


Distribution of Assets, Liabilities, and Shareholders' Equity, with
Interest Rates and Interest Differentials

                                                                          December 31,

                                          1997                                1996                                1995

                             Average                 Yield/     Average                  Yield/     Average                   Yield/
                             Balance    Interest     Rate %     Balance     Interest     Rate %     Balance     Interest      Rate %

                                                          (In Thousands of Dollars, Except Percentages)
ASSETS
Interest-Earning Assets:
  Loans (Note A)            $212,570     $22,964     10.80%     $198,327     $20,219     10.19%     $172,146     $17,277     10.04%
  Taxable Investments
  (Note B)                   161,125      12,854      7.98%      149,337      12,311      8.24%      132,643      11,253      8.48%
  Non-Taxable Investments     26,704       1,736      6.50%       31,971       1,873      5.86%       27,011       1,734      6.42%
  Federal Funds Sold           1,872          95      5.07%        2,823         148      5.24%        6,121         308      5.00%

     Total Interest-Earning
       Assets               $402,271     $37,649      9.36%     $382,458     $34,551      9.03%     $337,921     $30,572      9.05%

Non-Interest Earning Assets:
  Other Assets                31,739                              28,083                              26,409

     Total                  $434,010                            $410,541                             $364,330

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Demand Deposits           $ 64,607     $ 1,644      2.54%     $ 69,461     $ 1,905      2.74%     $ 61,538     $ 1,696      2.76%
  Savings Deposits            43,797       1,218      2.78%       30,939         887      2.87%       28,792         857      2.98%
  Time Deposits              193,738      10,413      5.37%      185,588      10,230      5.51%      162,622       8,878      5.46%
  Other Liabilities           34,605       2,101      6.07%       35,383       2,059      5.82%       30,118       1,868      6.20%

     Total Interest-Bearing
       Liabilities          $336,747     $15,376      4.57%     $321,371     $15,081      4.69%     $283,070     $13,299      4.70%

Non-Interest Bearing Liabilities:
  Demand Deposits             43,300                              41,543                              41,111
  Other Liabilities            3,799                               3,583                               2,561
  Shareholders' Equity        50,164                              44,044                              37,588

     Total                  $434,010                            $410,541                            $364,330

Net Liabilities                          $22,273                             $19,470                             $17,273

Net Yield on Interest-
  Earning Assets                                      5.54%                               5.09%                                5.11%


Note A  -- For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. Note B -- Taxable investments include all held-to-maturity, available-for-sale, and trading account securities.


Loans and Allowance for Loan Losses

     Total loans outstanding increased by $11.5 million in 1997 with $223.7 million outstanding at year end. Real estate loans remained flat with $126.8 million outstanding at December 31, 1997, and $126.7 million outstanding at December 31, 1996. Real estate loans make up 59.7% of the total gross loans at year end 1997. Construction activity in the trade area continues to be predominately commercial. With the merger of United Security Bank and First Bank and Trust in 1997, the Company now offers a home equity loan and a long-term fixed-rate mortgage loan program.

     Real estate loans consist of construction loans to both businesses and individuals. These loans relate to residential and commercial development, commercial buildings and apartment complexes. Real estate loans also consist of other loans secured by real estate such as one-to-four family dwellings including mobile homes, loans on land only, multi-family dwellings, non farm non-residential real estate and home equity loans. Acceptance Loan Company had a total of $5.6 million in real estate loans or 4.4% of total real estate loans at year end 1997.

     Commercial loans totaled $35.0 million at December 31, 1997. These loans decreased $1.4 million or 3.7% from December 31, 1996. Some of the decrease was seasonal due to large line paydowns. A portion of the decline was related to the sale of assets in one of the Grove Hill offices in November 1997.

     Consumer installment loans totaled $61.8 million at December 31, 1997. This increase of $12.7 million or 25.8% is almost all attributed to growth in Acceptance Loan Company. These loans include loans to individuals for household, family and other personal expenditures including credit cards and related plans. Loans by ALC represent $33.8 million or 54.7% of total consumer installment loans.

     Acceptance Loan Company is a wholly-owned subsidiary of First United Security Bank. ALC was organized in 1995 primarily to make consumer loans. At December 31, 1995, three offices were in operation with $1.9 million in total loans outstanding. At December 31, 1996, six offices were open with $11.3 million in total loans outstanding. At December 31, 1997, twenty offices were open with $39.4 million in total loans. Seventeen offices are located in Alabama and three in Northwest Florida. Combined loans from these offices make up 17.6% of total loans of First United Security Bank.


     An allowance for loan losses is maintained by the Bank to provide for the coverage of losses inherent in the loan portfolio. The level of this reserve is based on management's combined evaluation of the credit risk of each loan. A risk rating is assigned to each loan, and this rating is reviewed at least annually. In assigning risk, management takes into consideration the capacity of the borrower to repay the loan, the collateral value, current economic conditions and other factors.

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

     Loan officers and other personnel handling loan transactions undergo frequent training dedicated to improving the credit quality as well as the yield of the loan portfolio. First United Security Bank operates under a written loan policy which attempts to guide lending personnel in maintaining a consistent lending function. This policy is intended to aid loan officers and lending personnel in making sound credit decisions and to assure compliance with state and federal regulations. In addition, the intent of the loan policy is to provide lending officers with a guide to making loans which will provide an adequate return while providing services to the communities and trade areas in which we are located.

     The balance in the allowance for loan loss as of December 31, 1997, was $4.0 million. This increase of approximately $912,000 over year end 1996 reflects the reevaluation of the portfolio pertaining to the merger of United Security Bank and First Bank and Trust and the growth in Acceptance Loan Company. Management considers this reserve adequate for coverage of future loan losses. This allowance is 1.81% of total loans.

     The following table shows the Bank's loan distribution as of December 31, 1997, 1996, 1995, 1994 and 1993.

                                                                    December 31,

                                             1997         1996         1995         1994         1993

                                                               (In Thousands of Dollars)
Commercial, Financial and Agricultural     $ 35,036     $ 36,387     $ 33,696     $ 33,106     $ 26,669
Real Estate                                 126,824      126,666      114,985       83,530       80,811
Installment                                  61,822       49,119       36,301       24,814       23,064

     Total                                 $223,682     $212,172     $184,982     $141,450     $130,544


     The amounts of total loans (excluding installment loans) outstanding at December 31, 1997, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less,
(2) more than one year but within five years, and (3) more than five years, are shown in the following table.

                                                                Maturing

                                                         After One
                                             Within      But Within       After
                                            One Year     Five Years     Five Years     Total

                                                         (In Thousands of Dollars)
Commercial, Financial, and Agricultural     $ 28,310     $  5,147     $  1,579     $ 35,036
Real Estate -- Mortgage                       74,174       39,721       12,929      126,824

     Total                                  $102,484     $ 44,868     $ 14,508     $161,860


     Variable rate loans totaled approximately $36.8 million and are included in the one-year category.

     United Security Bank, First Bank and Trust, and Acceptance Loan Company (a wholly owned subsidiary of First Bank and Trust) began the year with a combined balance in the allowance for loan losses of $3.1 million. The two banks were merged on June 30, 1997, and ALC became a subsidiary of First United Security Bank, the surviving bank. Total loans charged off in 1997 totaled $1.0 million. Recoveries on loans previously charged off totaled $241,000, resulting in net loan losses of $798,000. Net loan losses for 1996 totaled $556,000. Management allocated and charged to operations $1.7 million in 1997 as an addition to the allowance for loan losses. This compares to $800,000 charged to operations for 1996. The balance of $4.0 million at year end 1997 represented 1.8% of total loans outstanding and is considered adequate for these losses inherent in the portfolio.

     Total loans outstanding on December 31, 1997 were $223.7 million. Of this total, loans by ALC amounted to $39.4 million. This represents 17.7% of total loans outstanding. Of the $4.0 million balance in the reserve for loan loss account at December 31, 1997, $965,000 (23.9%) is represented by reserves maintained for ALC loans.

Non-Performing Assets

     The following table presents information on non-performing loans and real estate acquired in settlement of loans.

                                                                     December 31,

                                                  1997       1996       1995       1994       1993

                                                                (In Thousands of Dollars)
Non-Performing Assets:
  Loans Accounted for on a Non-Accrual Basis     $1,488     $1,797     $  169     $  571     $1,239
  Accruing Loans Past Due 90 Days or More         1,285(1)   1,122      1,390        612         22
  Real Estate Acquired in Settlement of Loans       506         18         63        429        145

     Total                                       $3,279     $2,937     $1,622     $1,612     $1,406

Percent of Net Loans and Other Real Estate         1.52%      1.44%      0.90%      1.16%      1.10%


(1) Acceptance Loan Company represents 11.4% of accruing loans past due 90 days or more.


     Accruing loans past due 90 days or more at December 31, 1997, totaled $1.3 million. One loan accounted for $.8 million or 60% of this total. This loan is well secured and periodic payments are being made on the account. Taking into consideration the collateral value and the financial strength of the borrowers, management believed there would be no loss in this account and allowed the loan to continue accruing. This loan, as well as other loans 90 days and more past due, whether on accrual or non-accrual, are reviewed by the Board of Directors each month. Loans past due 90 days and more on Acceptance Loan Company totaled $147,000 at December 31, 1997, or 11.4% of all loans past due 90 days and more and still accruing.

     At December 31, 1997, the Company had one loan considered to be impaired. The amount of this loan, which is on non-accrual, is $538,677 and the related allowance is $270,000. The average recorded investment in impaired loans during the year ended December 31, 1997 was approximately $548,011. For the year ended December 31, 1997, the Company did not recognize interest income on the impaired loan during the period the loan was considered impaired. The Company had approximately $1.5 million considered to be impaired at December 31, 1996.

     In the opinion of management, non-performing loans and any other loans which have been classified for regulatory purposes do not represent or result from trends or uncertainties which will materially impact future operating results, liquidity, or capital resources. Management is not aware of information which would cause serious doubts as to the ability of borrowers to comply with present repayment terms. Non-performing assets as a percentage of net loans and other real estate was 1.52% at December, 1997. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only because of underlying collateral values and management's belief that the financial strength of the borrowers is sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset value down graded. Through frequent training, our lending officers are directed by the Bank's conservative written loan policy to make loans within our trade area, to obtain adequate down payments on purchase-money transactions, and to lend within policy guidelines on other transactions. In addition, the Bank's loan review officer conducts an independent review of individual loans by branch and officer.

     First United Security Bank discontinues the accrual of interest on a loan when management has reason to believe the financial condition of the borrower has deteriorated so that the collection of interest is in doubt. When a loan is placed on non-accrual, all unpaid accrued interest is reversed against current income unless the collateral securing the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans is generally either applied against the principal or reported as interest income, according to management's judgement as to whether the borrower can ultimately repay the loan. A loan may be restored to accrual status if the obligation is brought current, performs in accordance with the contract for a reasonable period, and if management determines that the repayment of the total debt is no longer in doubt.

     It is the policy of First United Security Bank to charge-off immediately as loss all amounts judged to be uncollectible. Management is aware that certain losses may exist in the loan portfolio which have not been specifically identified. The allowance for loan losses is established for this reason. This allowance was $4.0 million at year-end and represented 1.8% of total loans outstanding. Management believes this allowance is adequate to absorb any future loan losses.

Allocation of Allowance for Loan Losses

     The following table shows an allocation of the allowance for loan losses for each of the five years indicated.

                                                            December 31,

                          1997               1996                1995                1994                1993

                            Percent             Percent             Percent             Percent             Percent
                    Amount  of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total

                                                       (In Thousands of Dollars)
Commercial,
  Financial, and
  Agricultural     $1,416      16%     $1,097      17%     $  370      18%     $  286      23%     $  269      20%
Real Estate           405      57         313      60         493      62         190      59         179      62
Installment         2,225      27       1,724      23       1,604      20       1,428      18       1,344      18

     Totals        $4,046     100%     $3,134     100%     $2,467     100%     $1,904     100%     $1,792     100%


Note: First Bank & Trust did not allocate Allowance for Loan Losses by category. Percentages for United Security Bank were used
      1993-1996.


     The table above is based in part on the loan portfolio make-up, the Bank's internal risk evaluation, historical charge-offs, past-due loans, and non-accrual loans. Management considers this allocation as a guide and not restrictive to each category.

     Net charge-offs as shown in the "Summary of Loan Loss Experience" below indicates the trend for the last five years. Management does not anticipate charge-offs in 1998 to exceed the three year average of $735,000. Net loan charge-offs as a percentage of average loans increased from .28% in 1996 to .38% in 1997. The goal for the Company for 1998 is to maintain a ratio of net charge-offs to average loans below .25%.

Summary of Loan Loss Experience

     This table summarizes the Bank's loan loss experience for each of the five years indicated.

                                                                  December 31,

                                             1997        1996        1995        1994        1993

                                                             (In Thousands of Dollars)
Balance at Beginning of Period             $ 3,134     $ 2,467     $ 1,904     $ 1,792     $ 1,536
Charge-Offs:
  Commercial, Financial, and Agricultural     (299)       (246)       (201)        (41)        (91)
  Real Estate -- Mortgage                      (20)        (21)         (6)        (10)        (52)
  Installment                                 (694)       (497)       (179)       (144)       (143)
  Credit Cards                                 (26)         (9)         (8)         (9)         (6)

                                           $(1,039)    $  (773)    $  (394)    $  (204)    $  (292)

Recoveries:
  Commercial, Financial and Agricultural   $   110     $    96     $    52     $    38     $    71
  Real Estate -- Mortgage                       18           0           5           0           1
  Installment                                  107         117          62          51          86
  Credit Cards                                   6           4           8           3           4

                                           $   241     $   217     $   127     $    92     $   162

Net Charge-Offs (Deduction)                $  (798)    $  (556)    $  (267)    $  (112)    $  (130)
Additions Charged to Operations              1,710         800         255         224         386
Acquired Allowances                              0         423**       575*          0           0

Balance at End of Period                   $ 4,046     $ 3,134     $ 2,467     $ 1,904     $ 1,792

Ratio of Net Charge-Offs During Period to
  Average Loans Outstanding                   0.38%       0.28%       0.16%       0.08%       0.11%


 *Acquisition of Bibb County Branches by First Bank and Trust in 1995.

**Acquisition of Brent Banking Company by United Security Bank in 1996.


Non-Accruing Loans

     Summarized below is information concerning the income on those loans with deferred interest or principal payments resulting from a deterioration in the financial condition of the borrower.

                                                              December 31,

                                                      1997       1996       1995

                                                      (In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis     $1,488     $1,798     $ 169
Interest Income that Would Have Been Recorded
  under Original Terms                                  154         91        30
Interest Income Reported and Recorded During
  the Year                                              108         37        10


     Total loans on non-accrual decreased by $310,000 from December 31, 1996 to December 31, 1997. Some of the decrease resulted from the $1.0 million charged off during the year. Management continues to emphasize asset quality and expects a significant reduction in 1998 of the $1.5 million still on non-accrual at year-end 1997. The Company has adequate reserves for any potential losses which may occur. Lending officers and other personnel involved in the lending process receive ongoing training in compliance as well as asset quality. The Company has no foreign loans. The Company does not make loans on commercial property outside our market area without prior approval of the Board of Directors or the Directors' Loan Committee. The Company is conservative in its lending directives.

Timber Industry Concentration

     The First United Security Bank trade area includes Clarke, Choctaw, and Bibb Counties in Alabama. In addition, parts of Chilton, Hale, Jefferson, Marengo, Monroe, Perry, Shelby, Tuscaloosa, Washington, Sumter and Wilcox Counties in Alabama as well as parts of Clarke, Lauderdale and Wayne Counties in Mississippi are included. There are several major paper mills in our trade area including the Alabama River Companies, Boise Cascade, Fort James and MacMillan Bloedel. In addition, there are several sawmills, lumber companies, and pole and piling producers. The table below shows the dollar amount of loans made to timber and timber related companies as of December 31, 1997. The merger of United Security Bank and First Bank and Trust greatly increased both the amount of loans outstanding and the amount of timber related loans. Although the amount of timber related loans increased by $30.5 million, the percentage of timber related loans to total loans outstanding actually decreased from approximately 28% in 1996 to 22.0% at December 31, 1997. The numbers in the table below represent both direct and indirect timber related loans in the former United Security Bank portfolio. However, only direct loans to timber and timber related companies are included in the former First Bank and Trust portfolio at year end 1997.

     The Company's market area for Bibb County, Alabama, and surrounding counties gives us an opportunity to diversify. With the opening of the Mercedes Benz manufacturing plant in Vance, Alabama, in 1997, we now have three offices within 25 miles of the plant site. One office is located only 7 miles from the plant. This area is one of the fastest growing corridors in the state and the Company plans to open another new office in the area in late summer or fall of this year.

             Timber             Total       Percentage of
          Related Loans      Gross Loans     Total Loans

          $49.2 million     $223.7 million      22.0%

     Management understands the concern about concentration of loans in timber and timber-related industries. However, we continue to feel these risks are reduced by the diversification of product production within these industries. Some of the mills and industries specialize in paper and pulp, some in lumber and plywood, some in poles and pilings, and others in wood and veneer. We do not believe that this concentration is excessive or that it represents a trend which might materially impact future earnings, liquidity, or capital resources of the Bank. Management does realize the Company is heavily dependent on the economic health of the timber-related industries. The Company continues to benefit from the area industries engaged in the growing, harvesting, processing and marketing of timber and timber-related products. The majority of the land in our trade area is used to grow pine and hardwood timber. Agricultural production loans make up less than 1 % of the Company's total loan portfolio.

Investments in Limited Partnerships

     First United Security Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under either the equity or the cost method based on the percentage ownership and influence over operations. The Company's interest in these partnerships was $4,272,547 and $3,651,503 for 1997 and 1996,
respectively. Costs associated with the partnerships carried under the equity method amounted to approximately $122,000 and $137,000 for 1997 and 1996, respectively. Management analyzes these investments annually for potential impairment. The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. United Security's carrying value approximates cost or its underlying equity in the net assets of the partnerships. The Company has remaining cash commitments to these partnerships at December 31, 1997 in the amount of $720,593. Although these investments are considered non-earning assets they do contribute to the bottom line in the form of Federal income tax credits. These credits amounted to $325,000 in 1996 and are estimated to be approximately $480,000 for 1997. Also, operating losses related to these partnerships are available as deductions for taxes on the Company's books. These losses were $130,000 in 1996 and are estimated to be $150,000 in 1997.

Deposits

     Average total deposits have grown 17.5% during the last three years, with a 5.5% increase in 1997. This growth was affected by the interest rate environment, product expansion, continued emphasis on service quality, the Brent Banking Company acquisition and the sale of one branch facility. In June, 1996, Brent Banking Company was acquired and this acquisition contributed approximately $33 million to the total deposits; however, the average total calculation for 1996 was limited to a partial year. Effective November 1997, approximately $10 million in deposits were sold as directed by the United States Department of Justice to facilitate the merger between First Bank and Trust and United Security Bank. While the sale reduced the 1997 total deposits by approximately $10 million, the impact on 1997 average deposits is less dramatic.

     Average non-interest bearing demand deposits have increased 5.3% over the last three years, while the growth for 1997 was 4.2%. The ratio of average non-interest bearing deposits to average total deposits remained relatively steady in 1997 at 12.5% from 12.7% in 1996 and 14% in 1995.

     Average interest-bearing transaction accounts increased 12.9% in 1996. During 1997, the Bank reclassified a portion of interest-bearing transaction accounts to money market savings accounts, resulting in a 7.0% decline. Nevertheless, interest-bearing transaction accounts continue to be an important source of funds for the Bank, accounting for 18.7% of average total deposits in 1997. This represents a decline from 21.2% in 1996 and 20.9% in 1995, therefore the interest bearing transaction accounts are considered a stable funding source.

     During the last three years, average time deposits increased 19.1%. This represents an increase of over $31 million. Average time deposits increased by 4.4% in 1997, compared to an increase of 14.1% in 1996. Time deposits represented 56.1% of the total average deposits in 1997 compared to 56.7% in 1996 and 55.3% in 1995. This growth can be attributed to the interest rate, market environment and the Brent Banking Company acquisition. In addition, First United Security Bank has successfully marketed a special certificate of deposit product that provides customers with an attractive interest rate.

     Average savings deposits have grown 52.1% since 1995. Average savings grew 41.6% in 1997, partially due to reclassification of money market savings accounts. The ratio of average savings to average total deposits increased to 12.7% in 1997 compared to 9.4% in 1996 and 9.8% in 1995.

     First United Security Bank's deposit base remains the primary source of funding for the Bank. These deposits represented 85.6% of the average earning assets in 1996 and 85.9% of the average earning assets in 1997. As seen in the following table, overall rates on the deposits decreased to 3.84% in 1997, compared to 3.98% in 1996 and 3.89% in 1995. This rate decrease reflects a lower interest rate environment. Emphasis continues to be placed on attracting consumer deposits. It is First United Security Bank's intent to expand its consumer deposit base in order to continue to fund asset growth through growth in demand deposits and consumer certificates of deposit. This will be accomplished by remaining safe and sound, enhancing our products, and providing quality service.

Average Daily Amount of Deposits and Rates

     The average daily amount of deposits and rates paid on such deposits is summarized for the periods in the following table.

                                                       December 31,

                                     1997                 1996                  1995

                              Amount      Rate      Amount      Rate      Amount      Rate

                                           (In Thousands of Dollars, Except Percentages)
Non-Interest Bearing DDA     $ 43,300              $ 41,543              $ 41,111
Interest-Bearing DDA           64,607     2.54%      69,461     2.74%      61,538     2.76%
Savings Deposits               43,797     2.78       30,939     2.87       28,792     2.98
Time Deposits                 193,738     5.37      185,588     5.51      162,622     5.46

     Total                   $345,442     3.84%    $327,531     3.98%    $294,063     3.89%


     Maturities of Time Certificates of Deposits and Other Time
Deposits of $100,000 or more outstanding at December 31, 1997, are summarized as follows:

                                       Time          Other
                                   Certificates       Time
   Maturities                      of Deposits      Deposits          Total

                                            (In Thousands of Dollars)
3 Months or Less                   $11,855,015     $10,129,623     $21,984,638
Over 3 Through 6 Months              5,137,439               0       5,137,439
Over 6 Through 12 Months             6,200,459               0       6,200,459
Over 12 Months                      10,906,259               0      10,906,259

     Total                         $34,099,172     $10,129,623     $44,228,795


Investment Securities and Securities Available for Sale

     Effective January 1, 1994, United Security Bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires that debt securities which the Company has both the positive intent and ability to hold to maturity should be carried at amortized cost. Debt securities, which the Company does not have the positive intent and ability to hold to maturity, and all marketable equity securities are carried at estimated fair value and are included in securities available for sale in the consolidated financial statements, exclusive of any such securities that are included in trading securities. Unrealized holding gains and losses on securities available for sale, net of taxes, are carried as a separate component of stockholders' equity. All securities held are classified as available for sale.

     Securities available for sale include Collateralized Mortgage Obligations (CMOs) of $109.9 million, other mortgage backed securities of $34.4 million, state, county and municipal securities of $23.9 million, and other securities of $4.3 million. The total securities portfolio decreased $14.7 million or 7.9% from December 1996 to December 1997. This decrease is a result of increased loan demand and the sale of a branch discussed elsewhere in this report.


     At December 1997, approximately $107.8 million in CMO's had floating interest rates which reprice monthly and $2.1 million had fixed interest rates.

     Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of mortgage-backed obligations and collateralized mortgage obligations. The mortgage-backed obligations in which United Security invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages ("mortgage-backed securities"). Mortgage-backed securities have yield and maturity characteristics corresponding to the underlying mortgages and are subject to any prepayments of principal due to prepayment, refinancing, or foreclosure of the underlying mortgages. Although maturities of the underlying mortgage loans may range up to 30 years, amortization and prepayments substantially shorten the effective maturities of mortgage-backed securities. Transactions in these securities have focused on the seven to ten year average life goal. Principal and interest payments also add significant liquidity to the balance sheet. In 1997, there was a continuing emphasis in Collateralized Mortgage Obligations ("CMO's"), all of which are collateralized by U. S. Government and Agency Mortgage Pools. The CMO market in existence since 1983 was created to add liquidity to the mortgage-backed security ("MBS") market by furnishing better distribution of risk/reward profiles. Since CMO's are derived from MBS pools, they are labeled mortgage derivatives.

     The Federal Financial Institution Examination Council requires that all MBS derivatives be tested for suitability as an investment in the portfolio of financial institutions. These tests are run at purchase and periodically thereafter. The three tests that are required are as follows:

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


     United Security held $38.6 million in securities which, at December 31, 1997, were designated high risk. $16.1 million of these securities were floating rate, and $22.5 million were inverse floating rate securities. These securities were purchased and/or are being held to hedge certain areas of interest rate risk in the portfolio and balance sheet. There were unrealized losses in this portion of the portfolio at December 31, 1997 of $1.6 million. Despite these unrealized losses, the securities in this segment of the portfolio produced $3.6 million in interest income and positive total return for 1997.

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

     Fair market value of securities vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or other funding needs. There were no unrealized gains (net of taxes) of $998,496 in the securities portfolio on December 31, 1997 versus net unrealized gains (net of taxes) of $1.1 million one year ago.

     United Security uses other off balance sheet derivative products for hedging purposes. These include interest rate swaps, caps, floors and options. The use and detail regarding these products are fully discussed under "Liquidity and Interest Rate Sensitivity Management" and in Note 19 in the "Notes to Consolidated Financial Statements".

Investment Securities Available-for-Sale

     The following table sets forth the carrying value of investment securities at the dates indicated.

                                                      December 31,

                                              1997        1996          1995

                                                (In Thousands of Dollars)
Investment Securities Available for Sale:
  U.S. Treasury and Agencies Securities     $  2,096     $  4,987     $  6,183
  Obligations of States, Counties, and
    Political Subdivisions                    22,228       32,113       24,174
  Mortgage-Backed Securities                 144,310      145,098      126,831
  Other Securities                             2,245        3,336        2,255
  Unrealized Gains (Losses)                    1,620        1,672        1,300

     Total                                  $172,499     $187,206     $160,743



Investment Securities Available-for-Sale Maturity Schedule

                                                                    Maturing

                                                      After One           After Five
                                   Within             But Within          But Within              After
                                  One Year            Five Years            10 Years             10 Years

                              Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield

                                                (In Thousands of Dollars, Except Yields)
Investment Securities Available for Sale:
  U.S. Treasury and Agency
    Securities                $  500     7.81%     $     0     0.00%    $     0     0.00%    $  1,565    7.80%
  State, County and Municipal
    Obligations                1,132     7.08%       5,364     6.77%      2,492     6.74%      14,933    6.56%
  Mortgage-Backed
    Securities                 1,001     0.36%         442     7.22%      2,841     5.97%     139,965    8.37%
  Other                        2,185     6.60%          79     7.79%          0     0.00%           0    0.00%

         Total                $4,818     5.54%      $5,885     6.82%     $5,333     6.33%    $156,463    8.19%

                                                                                   TOTAL     $172,499    8.01%

*Available for Sale Securities are stated at Market Value and Market Yield


     The maturities and weighted average yields of investment securities available-for-sale at the end of 1997 are presented in the preceding table based on stated maturity. While the average stated maturity of the Mortgage Backed Securities (excluding CMO's) was 24.68 years, the average life expected is 9.79 years. The average stated maturity of the CMO portion of portfolio was 24.46 years, and the average expected life was 13.36 years. The average expected life of investment securities available-for-sale was 8.84 years with an average yield of 8.01 percent.


Condensed Portfolio Maturity Schedule

                                    Dollar       Portfolio
Maturity Summary                    Amount       Percentage
Maturing in 3 months or less     $  1,138,122      0.67%
Maturing in 3 months to 1 year      1,769,636      1.04
Maturing in 1 to 3 years            3,385,329      1.99
Maturing in 3 to 5 years            2,287,217      1.34
Maturing in 5 to 15 years          25,122,494      14.75
Maturing in over 15 years         136,674,763      80.21

      Total                      $170,377,561     100.00%


The following Marketable Equity Securities have been excluded from the above Maturity Summary due to no stated maturity date.

     Federal Home Loan Bank Stock            $2,048,700
     Mutual Funds                            $    9,964
     Other Marketable Equity Securities      $   63,000


Condensed Portfolio Repricing Schedule

                                      Dollar       Portfolio
Repricing Summary                     Amount       Percentage
Repricing in 30 days or less       $105,830,386      62.12%
Repricing in 31 to 1 year             1,557,542       0.91
Repricing in 1 year to 3 years        3,385,329       1.99
Repricing in 3 to 5 years             2,287,217       1.34
Repricing in 5 to 15 years           17,175,350      10.08
Repricing in over 15 years           40,141,737      23.56

      Total                        $170,377,561     100.00%


Repricing in 30 days or less does not include:
     Mutual Funds                           $    9,964

Repricing in 31 to 1 year does not include:
     Federal Home Loan Bank Stock           $2,048,700
     Other Marketable Equity Securities     $   63,000

The tables above reflect all securities at market value on December
31, 1997.

Securities Gains and Losses

     Non-interest income from securities transactions, trading account transactions, and associated option premium income increased dramatically in 1997 compared to 1996, as can be seen in the table below. The majority of the profits realized in 1997 were generated in options and other related transactions. Gains in the investment securities area occurred in connection with United Security' s asset and liability management activities and disposition of some securities which were acquired through the First Bank and Trust merger. Options income and other off-balance sheet income declined 20.2% from $497,387 to $396,772. Although this income should be considered non-recurring, it is expected that $122,000 will be recognized in 1998. This income which will be received in 1998 is the result of early termination of interest rate contracts and the deferred gains and losses associated with these interest rate risk management tools, and is being amortized over the original life of the hedge.

     The table below shows the associated net gains or (losses) for the periods 1997, 1996, and 1995:

                                                  1997           1996            1995

     Investment Securities                      $ 105,254     $ (186,802)     $ (74,600)
     Trading Account                               10,187         (2,031)       303,518
     Options & Off-Balance Sheet Transactions     396,772        497,387        221,797

           Total                                $ 512,213     $  308,554     $  450,715


     Gains in 1997 from sales of investment securities and trading account securities were net of losses of $407,589 and $8,924, respectively. Volume of sales as well as other information on securities is further discussed in Note 4 to the financial statements.

Short-Term Borrowings

     Purchased funds can be used to satisfy daily funding needs, and when advantageous, for arbitrage. The following table shows information for the last three years regarding the Bank's short-term borrowings consisting of U. S. Treasury demand notes included in its Treasury, Tax, and Loan Account, securities sold under repurchase agreements, Federal Fund purchases (one day purchases), and other borrowings from the Federal Home Loan Bank.

                                                 Other Short-Term Borrowings

                                                  (In Thousands of Dollars)
Year Ended December 31:
     1997                                                  $ 3,913
     1996                                                   22,443
     1995                                                   22,369

Weighted Average Interest Rate at Year-end:
     1997                                                     5.23%
     1996                                                     5.44%
     1995                                                     5.82%

Maximum Amount Outstanding at Any Month's End:
     1997                                                 $ 11,936
     1996                                                   43,310
     1995                                                   26,698

Average Amount Outstanding During the Year:
     1997                                                  $ 3,210
     1996                                                   26,669
     1995                                                   19,657

Weighted Average Interest Rate During the Year:
     1997                                                     5.80%
     1996                                                     5.49%
     1995                                                     6.11%


     In January of 1997, United Security converted Federal Home
Loan Bank short-term borrowings to long-term borrowings.

     Balances in these accounts fluctuate dramatically on a day-to-day basis. Rates on these balances also fluctuate daily, but as reflected in the chart above, they generally depicit the current interest rate environment.

Shareholders' Equity

     United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 1997, shareholders' equity totaled $52.7 million, or 12.4% of total assets compared to 11.1% and 9.7% for the same periods in 1996 and 1995, respectively. This level of equity indicates to United Security's shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

     Over the last three years shareholders' equity grew from $31.6 million at the beginning of 1995 to $52.7 million at the end of 1997. All of this growth was the result of internally generated retained earnings, with the exception of the market value adjustment of $4.7 million made for the available for sale investments as required by Statement of Financial Accounting Standards No. 115. The internal capital generation rate (net income less cash dividends as a percentage of average shareholders' equity) was 10.2% in 1997, down from 12.6% in 1996.

     United Security is required to comply with capital adequacy standards established by the Federal Reserve and FDIC. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broaden risk categories, each with a specified risk weighting factor. The resulting capital ratios represented capital as a percentage of total risk weighted assets and off-balance sheet items.

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

    The banking regulatory agencies have also adopted regulations which supplement the risk based guidelines to include a minimum leverage ratio of 3% of Tier I Capital to total assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3% level.

     The following chart summarizes the applicable bank regulatory capital requirements. United Security's capital ratios at December 31, 1997, substantially exceeded all regulatory requirements.


Risk-Based Capital Requirements

                                         Minimum        United Security's
                                        Regulatory          Ratio at
                                        Requirement     December 31, 1997

Tier I Capital to Risk-Adjusted Assets     4.00%             14.97%
Total Capital to Risk-Adjusted Assets      8.00%             16.22%
Tier I Leverage Ratio                      3.00%             11.08%


    Total capital also has an important effect on the amount of FDIC insurance premiums paid. Lower capital ratios can cause the rates paid for FDIC insurance to increase. United Security plans to maintain the capital necessary to keep FDIC insurance rates at a minimum.

    United Security attempts to balance the return to shareholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. Total cash dividends paid were $1.9 million or $.53 per share compared to $.40 per share in 1996 and $.33 per share in 1995. The total cash dividends represented a payout ratio of 26.8% in 1997 with a payout ratio of 20.2% and 18.1% in 1996 and 1995 respectively. This is the ninth consecutive year that United Security has increased cash dividends.

Ratio Analysis

     The following table presents operating and capital ratios for each of the last three years.

                                             Year Ended December 31,

                                            1997       1996       1995

Return on Average Assets                    1.61%      1.70%      1.77%
Return on Average Equity                   13.92%     15.83%     17.16%
Cash Dividend Payout Ratio                 26.79%     20.21%     18.12%
Average Equity to Average Assets Ratio     11.55%     10.73%     10.32%


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

     The asset portion of the balance sheet provides liquidity primarily from loan principal payments and maturities and through sales, maturities, and payments from the investment portfolio. Other short-term investments such as Federal Funds Sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $118.7 million at December 31, 1997.

     Investment securities maturing or repricing in the same time frame totaled $114.9 million or 66.6% of the investment portfolio at year-end 1997. In addition, principal payments on mortgage backed securities totaled $5.9 million in 1997. For repricing purposes, $6.5 million in payments have been included in the one year or less categories in the "Interest Rate Sensitivity Analysis" reflecting recent prepayment experience.

     The liability portion of the balance sheet provides liquidity through interest-bearing and non interest bearing deposit accounts. Federal Funds purchased, securities sold under agreements to repurchase, short-term, and long-term borrowings are additional sources of liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.

     As shown in the Consolidated Statements of Cash Flows, operating activities provided significant levels of funds in 1997, 1996 and 1995, due primarily to high levels of net income. In 1997, other items providing cash from operating activities were depreciation, provision for loan losses and amortization of premiums and discounts. Cash flows from investing activities saw most of the proceeds from maturities and prepayments on investment securities being used to finance loan growth. Two other uses of cash in this area were net cash paid in sale of branch of $6.5 million and purchase of premises and equipment of $970,342. Cash flows from financing activities saw a decline in customer deposits and $1.9 million in dividends paid. This was partially offset by advances from the Federal Home Loan Bank and other borrowings. Net cash and cash equivalents declined $1.5 million as a result of the activities mentioned above.

     Although the majority of the securities portfolio has stated maturities in excess of ten years, the entire portfolio consists of securities that are readily marketable and which are easily convertible into cash. However, management does not necessarily rely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, etc. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings. The proceeds from sales and maturities of investments have historically been used to purchase additional investments, but can be used for other cash needs including the funding of loan growth.

     United Security, at December 31, 1997, had long-term debt and short-term borrowings that on average represent 9.37 percent of total liabilities and equity.

     United Security currently has up to $60 million in borrowing capacity from the Federal Home Loan Bank and $17 million in established Federal Funds Lines.

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

     A net gap for each time period is calculated by subtracting the liabilities repricing in that interval from the assets repricing. A positive gap - more assets repricing than liabilities
- will benefit net interest income if rates are rising and will detract from net interest income in a falling rate environment. Conversely, a negative gap (more liabilities repricing than assets) will benefit net interest income in a declining interest rate environment and will detract from net interest income in a rising interest rate environment.

     Gap analysis is the simplest representation of United
Security's interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates (e.g., the prime lending rate), pricing strategies on consumer and business deposits, changes in balance sheet mix, or the effect of various options embedded in balance sheet instruments.

     The accompanying table shows United Security's rate sensitive position at December 31, 1997, as measured by gap analysis. Over the next 12 months approximately $9.5 million more interest bearing liabilities than interest earning assets can be repriced to current market rates at least once. This analysis indicates that United Security has a negative gap within the next 12 month range and net interest income should benefit from a falling rate environment according to the table.


Interest Rate Sensitivity Analysis

                                                                  December 31, 1997

                                                              (In Thousands of Dollars)

                                                          Total
                                 0-3          4-12        1 Year        1-5         Over 5     Non-Rate
                                Months       Months       or Less      Years        Years      Sensitive       Total
Earning Assets:
  Loans                       $ 67,533     $  51,132     $118,665     $ 88,849     $12,429     $        0     $219,943
  Investment Securities        109,225         5,652      114,877       27,687      29,935              0      172,499
  Interest Bearing
    Deposit in Other Banks         226             0          226            0           0              0          226

    Total Earning Assets      $176,984      $ 56,784     $233,768     $116,536     $42,364     $        0     $392,668
      Percent of Total
        Earning Assets            45.1%         14.5%        59.5%        29.7%       10.8%                      100.0%

Interest-Bearing Liabilities:
  Interest-Bearing Deposits
  and Liabilities
    Demand Deposits (1)       $ 48,974      $      0     $ 48,974     $ 12,244     $     0     $        0     $ 61,218
    Savings Deposits (1)        20,676             0       20,676       20,676           0              0       41,352
    Time Deposits               61,254        77,306      138,560       40,305           0              0      178,865
    Other Liabilities           33,943            90       34,033       10,480         365              0       44,878
  Non-Interest-Bearing
  Liabilities
    Demand Deposits              1,010             0        1,010            0           0         39,974       40,984
    Equity                           0             0            0            0           0         25,371       25,371

    Total Funding Sources     $165,857      $ 77,396     $243,253     $ 83,705     $   365      $  65,345     $392,668
      Percent of Total
        Funding Sources           42.2%         19.7%        61.9%        21.3%        0.1%          16.6%       100.0%

Interest Sensitivity Gap
  (Balance Sheet)             $ 11,127      $(20,612)    $ (9,485)    $ 32,831     $41,999      $ (65,345)    $      0

Off-Balance Sheet             $ (4,740)     $   (260)    $ (5,000)    $  5,000     $     0      $       0     $      0

Interest Sensitive Gap        $  6,387      $(20,872)    $(14,485)    $ 37,831     $41,999      $ (65,345)    $      0

Cumulative Interest-
  Sensitive Gap               $  6,387      $(14,485)    $   N/A      $ 23,346     $65,345      $       0     $      0

                                                                                 Over 5
                                                            Total                    Years
                                  0-3           4-12        1 Year        1-5       Non-Rate
                                Months         Months       or Less      Years      Sensitive      Total
Ratio of Earning Assets
  to Funding Sources and
  Off-Balance Sheet               1.04%         0.73%        0.94%        1.48%                       0.64%       1.00%

Cumulative Ratio                  1.04%         0.94%        N/A          1.07%                       1.00%       1.00%


     (1) Management adjustments reflects the Company's anticipated repricing sensitivity of non-maturity deposit products. Historically, balances on non-maturity deposit accounts have remained relatively stable despite changes in market interest rates. Management has classified certain of these accounts as non-rate sensitive based on a management's historical pricing practices and runoff experience. Approximately 20% of the interest-bearing demand deposit account balances and 50% of the savings account balances are classified as over one year.

          Certain interest-sensitive assets and liabilities are included in the table based on historical repricing experience and expected prepayments in the case of Mortgage Backed Securities rather than contractual maturities. Non-accruing loans are included in loans at the contractual maturity.


     United Security also uses additional tools to monitor and manage interest rate risk sensitivity. These tools include gap simulation analysis and duration analysis. Both analyses are methods of estimating earnings at risk and capital at risk under varying interest rate conditions. They are used to test the sensitivity of net interest income and stockholders' equity to both the level of interest rates and changes in the yield curve, and include adjustments for the expected timing and the magnitude of assets and liability cash flows. Also, they attempt to capture adjustments for the lag between movements in market interest rates and the movement of administered rates on prime rate loans, interest bearing transaction accounts, regular savings, and money market savings accounts. These adjustments and assumptions are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income. Gap simulation analysis indicates that United Security is slightly liability sensitive. United Security also utilizes a proprietary model that provides an interest rate sensitivity analysis on the balance sheet and income statement.


Condensed Balance Sheet Duration Analysis

                                                                         Estimated
                                                      Book           Modified Duration
                                                      Value         Down 1%        Up 1%
ASSETS
Cash and Due From Banks
  Total Cash and Cash Equivalent                    $ 14,539         4.24          4.24
Investment Securities Available-for-Sale             172,499         2.23          4.58
Loans                                                215,897         1.59          0.95
Premises and Equipment                                 6,837         4.24          4.24
Accrued Interest Receivable                            4,049         4.24          4.24
Investment in Limited Partnerships                     4,273         4.24          4.24
Other Assets                                           7,847         4.24          4.24

  Total Assets                                      $425,941         2.08          2.71

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand, Non-interest Bearing                        $ 41,848         4.24          4.24
Demand, Interest Bearing                              60,354         1.02          1.85
Savings                                               41,352         2.17          4.26
Time, $100,000 and Over                               34,099         1.13          2.32
Other Time                                           144,765         1.06          2.17

  Total Deposits                                    $322,418

Other Liabilities                                   $  5,933         4.24          4.24
Short-Term Borrowing                                   3,913         0.08          0.08
Long-Term Borrowing                                   40,966         0.55          0.55

Shareholders' Equity                                  52,711         4.24          4.24

  Total Liabilities and Shareholders' Equity        $425,941         1.86          2.65

 Modified Duration Differential                                      0.22          0.06
*Suggested Change in Market Value
 of Equity (Pre-tax)                                             $944,219     $(259,886)


*The theoretical change in the market value of equity should approximate the present value of the Company's future earnings exposure to a 1% rise or fall in interest rates.


     The analysis United Security uses is a five step process to calculate the duration of each asset and liability category.

     The first step is to assemble maturity distributions on loans, investments, CD's and other financial instruments with contractual maturities. The second step is to determine how bank management would alter the interest rate for each category of assets and liabilities assuming market interest rates rose or fell 1%. The third step is to combine the maturity analysis and repricing assumptions in order to formulate a modified duration estimate for each category. The fourth step is to calculate a weighted average for total assets and liabilities, and the fifth step is to multiply the modified duration differential as calculated (for both up 1% and down 1% interest rate scenarios) in step four by total assets. Based on the current position of the balance sheet, management believes these present value calculations approximate United Security's aggregate pre-tax earnings exposure for the next 5 years.

     In this methodology, all non-rate sensitive assets, liabilities, and shareholders' equity are assigned a modified duration based on a five year time horizon (4.24 years). Additionally, estimates of modified duration incorporate the likelihood that the investment portfolio would shorten maturity if interest rates fell and lengthen maturity if interest rates rose. The model incorporates the possibility that deposit and loan rates would not rise or fall equally, either by category or by interest rate scenario, if interest rates rise or fall 1%. Increases or decreases in loan prepayments are not modeled as they are in the investment portfolio, nor is there an allowance for growth or runoff in deposit or loan balances.

     The duration analysis presented above suggests long term (the market value of equity) that the Company's earnings should improve significantly if rates decline and should be relatively unaffected for a 1% rise in interest rates.

     United Security also employs duration methodology for pro-forma income simulation to estimate and control interest rate risk. The earnings simulation presented is based on a one year time horizon and requires the same repricing assumptions and maturity distribution analysis as the balance sheet analysis. The income simulation below suggest pre-tax Company earnings would rise by $1,600,473 if interest rates fell 1%. If interest rates rise 1% immediately, earnings simulation also suggests pre-tax earnings would rise by $30,881 over the next year.


Income Pro Forma Duration Analysis

                                            (In Basis Points -- Up 1%)                  (In Basis Points -- Down 1%)
                         Book
                         Value       Qtr 1      Qtr 2        Qtr 3        Qtr 4     Qtr 1     Qtr 2      Qtr 3      Qtr 4
ASSETS
Cash and Due From      $ 14,539          0          0            0            0         0         0          0          0
Investment Securities  $172,499         81         55           37           22         3         4          3          3
Loans                  $215,897        -38        -46          -52          -57        41        52         60         67
Premises & Equipment   $  6,837          0          0            0            0         0         0          0          0
Accrued Interest
  Receivable           $  4,049          0          0            0            0         0         0          0          0
Investment in Limited
  Partnerships         $  4,273          0          0            0            0         0         0          0          0
Other Assets           $  7,847          0          0            0            0         0         0          0          0

Total Assets           $425,941       13.4       -1.3        -11.8        -20.5      22.2      28.2       32.2       36.0

LIABILITIES & EQUITY
DDA, Non-Interest
  Bearing              $ 41,848          0          0            0            0         0         0          0          0
DDA, Interest
  Bearing              $ 60,354        -60        -60          -80          -80        40        40         60         60
Savings                $ 41,352        -50        -50          -50          -50         0         0          0          0
Time, $100M and Over   $ 34,099        -11        -35          -54          -65         7        22         35         41
Other Time             $144,764        -17        -40          -57          -67        13        28         39         45
Short Term Borrowing   $  3,913       -100       -100         -100         -100       100       100        100        100
Long Term Borrowing    $ 40,967        -85        -85          -85          -85        85        85         85         85
Other Liabilities      $  5,933          0          0            0            0         0         0          0          0
Equity                 $ 52,711          0          0            0            0         0         0          0          0

Total Liabilities
  & Equity             $425,941      -29.0      -38.8        -49.2        -53.5      19.8      26.0       33.6       36.3

Basis Point
  Differential                        42.4       37.5         37.4         33.0       2.4       2.2       -1.4       -0.3
Dollar Differential               $451,497   $399,320   $  398,255   $  351,401   $25,556   $23,427   $(14,908)   $(3,195)
Cumulative Dollar
  Differential                    $451,497   $850,817   $1,249,072   $1,600,473   $25,556   $48,983   $ 34,075    $30,881


     Off balance sheet activity, which is discussed below, is not captured in this analysis. This activity is a hedge against changes in interest rates and the slope of the yield curve, and is not currently considered when estimating the market value of equity. Although this information is not captured or included above, it is estimated that for a 1% decline in interest rates, United Security's interest income would be increased as a result of off balance sheet activity by $249,100 over the next twelve months. For a similar rise in rates, interest income would increase by $99,132 over the same period.

     As part of the ongoing monitoring of interest-sensitive assets and liabilities, United Security enters into various interest rate contracts ("interest rate protection contracts") to help manage United Security's interest sensitivity. Such contracts generally have a fixed notional principal amount and include (i) interest rate swaps where United Security typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, (ii) interest rate caps and floors purchased where United Security receives interest if the specified index falls below the floor rate or rises above the cap rate. All interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps and floors classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized. A discussion of interest rate risks, credit risks and concentrations in off-balance sheet financial instruments is included in Note 19 of the "Notes to Consolidated Financial Statement".

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

     Collateral obtained upon exercise of the commitment is determined based on management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land, and other items. The Bank does not normally require collateral for standby letters of credit. As of December 31, 1997, the Bank had outstanding standby letters of credit and commitments to make loans of $5.3 million and $47.2 million, respectively.

     For options written and commitments to purchase securities for forward delivery, the contractual amounts reflect the extent of the Bank's involvement in various classes of financial instruments and does not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures.

     Options are contracts that allow the buyer of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller or writer of the option. As a writer of options, the Bank is paid a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. As of December 31, 1997, the Bank had no outstanding options.

     Commitments to buy and sell securities for delayed delivery require the Bank to buy and sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in securities values and interest rates between the commitment and delivery dates. There were $4 million in commitments to sell securities for delayed delivery and $3 million in commitments to purchase securities as of December 31, 1997.

     The Bank is prepared to fulfill the above commitments through scheduled maturities of loans and securities along with cash flows from operations, anticipated growth in deposits, and short-term borrowings.

Operating Results

Net Interest Income

     Net interest income is an effective measurement of how well management has matched interest-rate sensitive assets and interest-bearing liabilities. The fluctuations in interest rates materially affect net interest income. The accompanying table analyzes these changes.

     Net interest income increased by $2.8 million or 14.4% in 1997 compared to 12.7% and 21.3% increases in 1996 and 1995 respectively. Volume, rate, and yield changes contributed to the growth in net interest income. Average interest-earning assets increased by $19.8 million or 5.2% in 1997. This increase in interest-earning assets is partly offset by the volume increase of $15.4 million or 4.8% in average interest-bearing liabilities. Volume changes of equal amounts in interest-earning assets and interest-bearing liabilities generally increase net interest income because of the spread between the yield on loans and investments and the rates paid on interest-bearing liabilities. In 1997, average interest-earning assets outgained average interest-bearing liabilities by $4.4 million.

     United Security's ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percent of average earning assets. The interest margin was 5.5% in 1997 compared to 5.1% in 1996 and 1995.


     Interest margins are affected by several factors, one of which is the relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities. This factor determines the effect that fluctuating interest rates will have on net interest income. Rate-sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a relatively short time. United Security's objective in managing interest rate sensitivity is to achieve reasonable stability in the interest margin throughout interest rate cycles by maintaining the proper balance of rate sensitive assets and liabilities. For further analysis and discussion of interest rate sensitivity, refer to the preceding section entitled "Liquidity and Interest Rate Sensitivity Management."

    Another factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement gives a more accurate representation of the effect market interest rate movements have on interest rate-sensitive assets and liabilities. The average volume of the interest-bearing liabilities as noted in the table, "Distribution of Assets, Liabilities, and Shareholders' Equity, with Interest Rates and Interest Differentials," increased 4.8% in 1997, while the average rate of interest paid decreased from 4.7% in 1996 to 4.6% in 1997, a decrease of 10 basis points. Average interest-earning assets increased 5.2% in 1997, while the average yield increased from 9.0% in 1996 to 9.4% in 1997, an increase of 40 basis points. Net yield on average interest earning assets increased 40 basis points from 1996 to 1997. This increase is the result of the higher loan yields associated with loans made by Acceptance Loan Company.

     The percentage of earning assets funded by interest-bearing liabilities also affects the Bank's interest margin. United Security's earning assets are funded by interest-bearing liabilities, non-interest bearing demand deposits, and shareholders' equity. The net return on earning assets funded by non interest-bearing demand deposits and shareholders' equity exceeds the net return on earning assets funded by interest-bearing liabilities. United Security maintains a relatively consistent percentage of earning assets funded by interest-bearing liabilities. In 1997 and 1996, 84% of the Bank's average earning assets were funded by interest-bearing liabilities as opposed to 82% in 1995. Net interest income is improved as earning assets are funded by a decreasing percentage of interest-bearing liabilities.


Summary of Operating Results

                                                  Year Ended December 31,

                                                1997        1996        1995

                                                  (In Thousands of Dollars)
Total Interest Income                          $37,648     $34,551     $30,571
Total Interest Expense                          15,376      15,081      13,298

Net Interest Income                            $22,272     $19,470     $17,273
Provision for Loan Losses                        1,710         800         255

Net Interest Income After Provision for
  Loan Losses                                  $20,562     $18,670     $17,018
Non-Interest Income                              4,361       2,725       2,555
Non-Interest Expense                           (15,229)    (11,765)    (10,898)

Income Before Income Taxes                     $ 9,694     $ 9,630     $ 8,675
Applicable Income Taxes                          2,713       2,659       2,225

Net Income                                     $ 6,981     $ 6,971     $ 6,450


Changes in Interest Earned and Interest Expense Resulting from
Changes in Volume and Changes in Rates

                              1997 Compared to 1996           1996 Compared to 1995           1995 Compared to 1994

                               Increase (Decrease)              Increase (Decrease)             Increase (Decrease)
                                Due to Change In:                Due to Change In:               Due to Change In:

                                     Average                         Average                         Average
                           Volume      Rate        Net      Volume     Rate        Net      Volume     Rate         Net

                                                              (In Thousands of Dollars)
Interest Earned On:
  Loans                    $1,499     $1,246     $2,745     $2,665     $ 276     $2,941     $3,556     $1,626     $5,182
  Taxable Investments         919       (376)       543      1,365      (308)     1,057      1,634        223      1,857
  Non-Taxable Investments    (410)       273       (137)       265      (126)       139        225       (111)       114
  Federal Funds               (48)        (5)       (53)      (174)       16       (158)        48         31         79

    Total Interest-
      Earning Assets       $1,960     $1,138     $3,098     $4,121     $(142)    $3,979     $5,463     $1,769     $7,232

Interest Expense On:
  Demand Deposits          $ (128)    $ (133)    $ (261)    $  217     $   (8)   $  209     $  260     $   24     $  284
  Savings Deposits            357        (26)       331         59        (29)       30        (63)        (4)       (67)
  Time Deposits               423       (240)       183      1,265         87     1,352      1,704      1,457      3,161
  Other Liabilities           (43)        85         42        295       (104)      191        434        392        826

    Total Interest-
      Bearing Liabilities  $  609     $ (314)    $  295     $1,836     $  (54)   $1,782     $2,335     $1,869     $4,204

Increase in Net
  Interest Income          $1,351     $1,452     $2,803     $2,285     $  (88)   $2,197     $3,128     $ (100)    $3,028


Provision for Loan Losses

     The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance to absorb future losses. Net charge-offs exceeded recoveries by $798,000 during the year. Management transferred $1.7 million from earnings to the allowance for loan losses in 1997. This increased the provision to 1.81% of total loans outstanding at December 31, 1997. For additional information and discussion of the allowance for loan losses, refer to the section entitled "Loans and Allowances for Loan Losses".

Non-Interest Income

     Non-interest income consists of revenues generated by a broad range of financial services and activities including fee-based services and commissions earned through insurance sales and trading activities. In addition, gains and losses from the sale of investment portfolio securities and option transactions are included in non-interest income. Occasionally a non-recurring transaction will significantly impact non-interest income. Such was the case in 1997.

     The United States Department of Justice required the divestiture of approximately $9.8 million in deposits, branch facility and associated assets in order to approve the merger of United Security Bank and First Bank and Trust. The sale of these deposits and assets resulted in a non recurring net gain of $592,000. The Bank also sold the building currently housing the Centreville Office in order to move to a new facility that will be constructed in 1998. This sale along with other less significant asset sales resulted in a gain of $310,224. In addition, Acceptance Loan Company started operation in 1995 with two offices, and in 1996 and 1997 added four and fourteen offices respectively for a total of twenty offices in operation at year-end 1997. These events coupled with one full year of non-interest income generated by the former Brent Banking Company purchased in June of 1996 and the Bank Bond Division formed in 1996 contributed to a $1,636,171 or 60% increase in 1997 compared to a $168,806 or 6.6% increase in 1996.

     Fee income from service charges increased $456,564 or 26% from 1995 to 1997, and credit life commission increased $189,953 or 155% during the same period. This significant growth is attributed to the Brent Bank acquisition, the growth of the ALC operation, and changes in products and pricing of certain deposit accounts and related services.

     Non-recurring items of non-interest income include all the securities gains (losses) discussed in a previous section. Investment securities had a net gain of $105,254 in 1997 compared to a $186,802 loss in 1996 and a $74,600 loss in 1995. Trading securities had a net gain of $10,187 in 1997 over a net loss of $2,031 in 1996 and a net gain of $303,518 in 1995. The combination of these accounts yielded a net income of $115,441 in securities related non-interest income in 1997 compared to a loss of $188,833 in 1996, and gain of $228,918 in 1995. Income generated in the area of securities gains and losses (which is also discussed under a separate category "Securities Gains and Losses") is dependent on many factors including investment portfolio strategies, interest rate changes, and the short, intermediate, and long-term outlook for the economy.

     Other income increased dramatically in 1997 to $1,737,674 which is a $990,926 or 133% increase over 1996 and a $1,271,937 or 273% increase over 1995. This extraordinary increase was significantly influenced by the gains realized on the sale of the Bank's assets, as was mentioned above, and should be considered non-recurring.

     United Security continues to search for new sources of non-interest income. These sources will come from innovative ways of performing banking services now as well as providing new services in the future. This philosophy can be seen in the Bond Division organized in 1996. This division of the Bank was formed to offer bond services to community banks and contributed $266,476 to non-interest income in 1997 compared to $16,233 in 1996. The newly formed courier company, First Security Courier Corporation, established to help banks transport documents to the Federal Reserve, should also contribute to non-interest income in 1998.

Non-Interest Expense

     Non-interest expenses consist primarily of four major categories: salaries and employee benefits, occupancy expense, furniture and equipment expense, and other expense. United Security's non-interest expense was impacted by the Brent Banking Company acquisition in 1996, the start up of twenty finance company offices of Acceptance Loan Company since 1995, and the merger of United Security Bank and First Bank and Trust. The costs of approximately $650,000 associated with the merger is a non-recurring expense.

     The ratio of non-interest expenses to average assets increased to 3.5% in 1997 compared to 2.9% and 3.0% in 1996 and 1995 respectively. This ratio was significantly impacted by the events noted above.

     Salaries and employee benefits increased $1.4 million or 22.6% in 1997. Approximately $400,000 of the increase is a result of realizing a full year of salary and benefit expenses for Brent Bank and the Bond Division. Additionally, Acceptance Loan Company added 52 employees in 1997 to staff the fourteen new offices for an increase of approximately $820,000 in salary and benefits expense. At December 31, 1997, United Security had 266 full-time equivalent employees compared to 226 in 1996 and 197 in 1995. The increase is attributable to Acceptance Loan Company's growth.

     United Security sponsors an Employee Stock Ownership Plan with 401(k) provisions. The Company made matching contributions totaling $238,190, $216,686 and $247,155 in 1997, 1996 and 1995,
respectively.

     Furniture and equipment expense increased 37% in 1997, 9.6% in 1996, and 7.8% in 1995. Most of the 1997 increase of $375,497 is a direct result of the computer and check processing equipment lease and depreciation expenses associated with the merger as well as the expenses associated with the new Acceptance Loan Company offices.

     Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes, and other expenses associated with maintaining fifteen banking offices and twenty finance company offices. All, but one, banking offices are owned by the Company. The Bank's Centreville Office and all Acceptance Loan Company offices are leased. Net occupancy expense increased 26.3% in 1997, 22.7% in 1996, and 2.1% in 1995. The increases reflect the new offices of Acceptance Loan Company opened in 1996 and 1997.

     Other expenses consists of stationery, printing supplies, advertising, postage, telephone, legal and other professional fees, other non-credit losses, and other insurance including deposit insurance, and other miscellaneous expenses. Other expenses increased 39.7% in 1997, decreased 6.8% in 1996 and increased 26.9% in 1995. The 1995 increase was impacted by approximately $315,000 in legal expenses associated with attorney's fees and related legal matters and the amortization of goodwill associated with the acquisition of two Bibb County offices which amounted to $158,960 in 1995. The 1997 increase of $1,461,491 was due to approximately $650,000 in non-recurring expenses associated with the merger and $497,410 in out-sourced computer processing expenses. All computer processing is now in-house; therefore, the out-sourcing expense will be negligible in 1998. The economies of scale, due to the merger, will allow other expenses to be reduced in the future through elimination of duplicated operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is contained in Item 7 herein under the heading "Liquidity and Interest Rate Sensitivity
Management."

                  INDEPENDENT AUDITOR'S REPORT

To United Security Bancshares, Inc.:

     We have audited the accompanying consolidated statement of condition of United Security Bancshares, Inc. (an Alabama corporation) and subsidiaries as of December 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the accompanying consolidated statement of financial condition of United Security Bancshares, Inc. as of December 31, 1996 and the related statements of income, shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995. United Security Bancshares, Inc. and First Bancshares, Inc. merged during 1997 in a transaction accounted for as a pooling of interests, as discussed in Note 3. The consolidated statements of condition of United Security Bancshares, Inc. and First Bancshares, Inc. as of December 31, 1996 and the related statements of income, shareholders' equity, and cash flows for the years December 31, 1996 and 1995 were audited by other auditors whose reports dated January 17, 1997 and January 24, 1997, respectively, expressed unqualified opinions on those separate financial statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancshares, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Birmingham, Alabama
January 23, 1998



                UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CONDITION

                          December 31, 1997 and 1996

                                    ASSETS

                                                      1997             1996

Cash and due from banks                          $ 14,312,127     $ 15,961,197
Interest bearing deposits in other banks              226,451           44,506

    Total cash and cash equivalents                14,538,578       16,005,703

Investment securities available for sale          172,499,227      187,205,620

Loans, net of allowance for loan losses of
  $4,045,844 and $3,133,768, respectively          215,897,434     204,885,619

Premises and equipment, net of accumulated
  depreciation of $7,559,857 and $7,301,216          6,837,080       6,746,806

Accrued interest receivable                          4,048,668       3,667,644

Investment in limited partnerships                   4,272,547       3,651,503

Other assets                                         7,847,183       8,219,817

                                                  $425,940,717    $430,382,712


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand, noninterest bearing                    $ 40,983,995     $ 45,594,533
  Demand, interest bearing                         61,217,614       77,034,506
  Savings                                          41,352,245       30,445,492
  Time, $100,000 and over                          34,099,172       42,233,690
  Other time                                      144,765,347      150,997,814

    Total deposits                                322,418,373      346,306,035

OTHER LIABILITIES                                   5,933,331        4,929,594

SHORT-TERM BORROWINGS                               3,912,821       22,443,235

LONG-TERM DEBT                                     40,965,644        9,088,065

    Total liabilities                             373,230,169      382,766,929

COMMITMENTS AND CONTINGENCIES (Note 18)

Shareholders' equity:
 Common stock, par value $.01 per share;
   10,000,000 shares authorized; 3,601,785
   and 3,601,604 shares issued, respectively           36,018           36,016
 Surplus                                            8,057,792        8,046,542
 Net unrealized gain on securities
   available for sale                               1,012,620        1,045,178
 Retained earnings                                 43,858,538       38,747,595
 Less treasury stock, 64,100 shares and
   65,015 shares, respectively, at cost              (254,420)        (259,548)

    Total shareholders' equity                     52,710,548       47,615,783

    Total liabilities and shareholders' equity   $425,940,717     $430,382,712


The accompanying notes are an integral part of these consolidated statements.



                   UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                  For the Years Ended December 31, 1997, 1996, and 1995


                                                 1997            1996            1995

INTEREST INCOME
  Interest and fees on loans                 $22,964,581     $20,219,182     $17,278,035
  Interest on investment securities
  available for sale:
    Taxable                                   12,702,142      12,136,212      10,675,618
    Tax-exempt                                 1,735,501       1,872,279       1,259,315
    Other interest and dividends                 132,802         166,321         211,835

                                              14,570,445      14,174,812      12,146,768

  Interest on investment securities
  held to maturity:
    Taxable                                            0               0         352,649
    Tax-exempt                                         0               0         475,504
    Dividends                                          0               0               0

                                                       0               0         828,153
  Interest on trading account securities          18,323           8,844          13,177
  Interest on federal funds sold                  95,023         148,030         305,535

         Total interest income                37,648,372      34,550,868      30,571,668

INTEREST EXPENSE
  Interest on deposits                        13,274,760      13,021,430      11,431,312
  Interest on short-term borrowings              335,505       1,732,150       1,335,615
    Interest on long-term debt                 1,765,440         327,164         531,626

                                              15,375,705      15,080,744      13,298,553


NET INTEREST INCOME                           22,272,667      19,470,124      17,273,115

PROVISION FOR LOAN LOSSES                      1,710,128         799,527         255,290

  Net interest income after provision
    for loan losses                           20,562,539      18,670,597      17,017,825

NONINTEREST INCOME
  Service and other charges on deposit
    accounts                                   2,194,963       1,961,220       1,738,399
  Credit life insurance commissions              312,757         205,529         122,804
  Investment securities gains (losses), net      105,254        (186,802)        (74,600)
  Trading securities gains (losses), net          10,187          (2,031)        303,518
  Other income                                 1,737,674         746,748         465,737

         Total noninterest income              4,360,835       2,724,664       2,555,858

NONINTEREST EXPENSE
  Salaries and employee benefits               7,823,601       6,379,413       5,459,767
  Furniture and equipment expense              1,387,580       1,012,083         923,242
  Occupancy expense                              875,523         693,188         564,748
  Other expense                                5,142,485       3,680,994       3,950,360

         Total noninterest expense            15,229,189      11,765,678      10,898,117

INCOME BEFORE INCOME TAXES                     9,694,185       9,629,583       8,675,566

PROVISION FOR INCOME TAXES                     2,712,727       2,658,593       2,225,364

NET INCOME                                   $ 6,981,458     $ 6,970,990     $ 6,450,202

AVERAGE NUMBER OF SHARES OUTSTANDING           3,536,642       3,536,585       3,520,485

NET INCOME PER SHARE:
  Basic                                      $      1.97     $      1.97     $      1.83

  Diluted                                    $      1.96     $      1.97     $      1.83

DIVIDENDS PER SHARE                          $       .53     $       .40     $       .33


The accompanying notes are an integral part of these consolidated statements.




        UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF SHAREHOLDERES' EQUITY

      For the Years Ended December 31, 1997, 1996 and 1995

                                                                       Net Unrealized
                                                                        Gain (Loss)
                                                                       on Securities                                     Total
                                             Common                      Available       Retained       Treasury      Shareholders'
                                             Stock        Surplus         for Sale       Earnings     Stock at Cost      Equity
BALANCE AT JANUARY 1, 1995                $  225,100     $7,618,473     $(3,694,453)    $27,904,101     $(455,563)     $31,597,658

  Net income                                       0              0               0       6,450,202             0        6,450,202
  Dividends declared                               0              0               0      (1,168,554)            0       (1,168,554)
  Sale of shares of treasury stock                 0        238,985               0               0       196,015          435,000
  Reduction of par value and stock split    (189,084)       189,084               0               0             0                0
  Net change in unrealized loss on
    securities available for sale                  0              0       4,481,353               0             0        4,481,353

BALANCE AT DECEMBER 31, 1995                  36,016      8,046,542         786,900      33,185,749      (259,548)      41,795,659

  Net income                                       0              0               0       6,970,990             0        6,970,990
  Dividends declared                               0              0               0      (1,409,144)            0       (1,409,144)
  Net change in unrealized gain on
    securities available for sale,
    net of taxes                                   0              0         258,278               0             0          258,278

BALANCE AT DECEMBER 31, 1996                  36,016      8,046,542       1,045,178      38,747,595      (259,548)      47,615,783

  Net income                                       0              0               0       6,981,458             0        6,981,458
  Dividends declared                               0              0               0      (1,870,515)            0       (1,870,515)
  Retirement of treasury stock                    (9)        (5,119)              0               0         5,128                0
  Exercise of stock options                       11         16,369               0               0             0           16,380
  Net change in unrealized gain on
    securities available for sale,
    net of taxes                                   0              0         (32,558)              0             0          (32,558)

BALANCE AT DECEMBER 31, 1997              $   36,018     $8,057,792     $ 1,012,620     $43,858,538     $(254,420)     $52,710,548


The accompanying notes are an integral part of these consolidated statements.



                          UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Years Ended December 31, 1997, 1996 and 1995


                                                        1997            1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $ 6,981,458     $ 6,970,990     $ 6,450,202
  Adjustments:
   Depreciation                                         894,702         969,983         888,328
   Provision for loan losses                          1,710,128         799,527         255,290
   Deferred income taxes                               (335,835)       (118,683)        382,457
   Amortization of intangibles                          604,811         338,689         262,137
   (Gain) loss on sale of securities, net              (105,254)        186,802          74,600
   (Gain) on sale of branch                            (592,012)              0               0
   (Gain) loss on sale of fixed assets                 (364,378)          1,004          (4,425)
   Equity in loss of unconsolidated investee            150,000           6,029          12,000
   Amortization of premium and discounts, net         1,297,363       1,285,411         859,025
   Net decrease in trading account securities                 0               0         405,775
   Changes in assets and liabilities:
    (Increase) decrease in accrued interest
      receivable                                       (381,024)        143,129        (151,638)
    (Increase) decrease in other assets                (515,295)       (410,413)       (616,893)
    Increase (decrease) in interest payable              48,849          (2,643)        263,939
    Increase (decrease) in other liabilities            900,534         932,434           5,269

      Net cash provided by operating activities      10,294,047      11,102,259       9,086,066

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investment securities
   available for sale                               (49,711,539)    (68,311,896)    (74,486,254)
 Proceeds from sales of investment securities
   available for sale                                47,507,930      39,166,424      60,560,451
 Proceeds from maturities and prepayments of
   investment securities available for sale          15,948,700       8,851,014       8,538,325
 Proceeds from redemptions of Federal
   Home Loan Bank  stock                                      0         503,000         102,100
 Purchases of Federal Home Loan Bank stock             (211,260)       (398,900)       (434,800)
 Net cash received in acquisition of bank                     0       8,605,941       1,566,943
 Net cash paid in sale of branch                     (6,518,424)              0               0
 Loan (originations) and principal
   repayments, net                                  (15,555,151)     (9,372,493)    (11,224,651)
 (Purchase of) proceeds from sale of
   premises and equipment, net                         (970,598)       (820,777)       (567,228)

      Net cash used in investing activities          (9,510,342)    (21,777,687)    (15,945,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in customer deposits       (14,008,721)      8,361,670       9,877,943
 Net increase (decrease) in short-term borrowings       (79,260)         34,398       3,364,222
 Proceeds from FHLB advances and other borrowings    37,281,088       4,964,913       3,755,000
 Repayment of FHLB advances and other borrowings    (23,854,663)       (673,833)     (6,748,921)
 Proceeds from issuance of common stock                  16,380               0               0
 Dividends paid                                      (1,605,654)     (1,366,386)     (1,157,865)
 Sale of treasury stock                                       0               0         435,000

      Net cash (used in) provided by
       financing activities                          (2,250,830)     11,320,762       9,525,379

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     (1,467,125)        645,334       2,666,331

CASH AND CASH EQUIVALENTS, beginning of year         16,005,703      15,360,369      12,694,038

CASH AND CASH EQUIVALENTS, end of year              $14,538,578     $16,005,703     $15,360,369


The accompanying notes are an integral part of these consolidated statements.


        UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 1997 and 1996

 1. DESCRIPTION OF BUSINESS

    United Security Bancshares, Inc. (the "Company" or "USB") and its subsidiary, First United Security Bank (the "Bank") provide commercial banking services to customers located primarily in Clarke, Choctaw, Bibb and surrounding counties in Alabama and Mississippi. The Company also owns all the stock of First Security Courier Corporation, ("FSCC") an Alabama corporation. FSCC is a courier service organized to transport items for processing to the Federal Reserve for financial institutions located in Southwest Alabama.

    The Bank owns all of the stock of Acceptance Loan Company, Inc. ("Acceptance"), an Alabama corporation. Acceptance is a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. Acceptance has offices located within the communities served by the Bank as well as offices outside the Bank's market area in north and southeast Alabama, and northwest Florida. The Bank also owns 50% of the stock of First Banking Services, Inc. ("FBS"), a Florida corporation headquartered in Ft. Walton Beach, Florida. FBS performs data processing services for banks, including the Bank and FBS' other shareholder, First National Bank and Trust of Fort Walton Beach. The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits.


 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company, FSCC, the Bank and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated. The Bank's investment in FBS is carried on an unconsolidated basis, at cost, adjusted for distributions and the Bank's proportionate share of undistributed earnings or losses. Total assets and results of operations of FBS are not material. The Bank's investment in limited partnerships are carried on an unconsolidated basis under either the equity or cost method based on the percentage of ownership and influence over operations.

    Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Federal funds are generally purchased and sold for one-day periods.

    Supplemental disclosures of cash flow information and noncash transactions related to cash flows for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                                      1997            1996     1995
    Cash paid during the period for:
      Interest                                    $15,326,856     $15,083,387      $13,034,614
      Income taxes                                  2,351,304       2,605,267        2,074,360

    Supplemental schedule of noncash investment
    and financing activities:
      Dividends declared but unpaid                   542,796         277,935          235,176
      Sales of other real estate financed
        by the Bank                                         0               0           35,500
      Transfer of securities from held to maturity
        to available for sale                               0               0       23,073,766

    Details of acquisition:
      Fair value of assets acquired                         0      25,095,174       47,005,426
      Liabilities assumed                                   0     (33,701,115)     (48,572,369)

    Details of branch sale:
      Fair value of assets sold                     3,433,740               0                0
      Liabilities transferred                       9,952,164               0                0


    Securities

    Securities are held in three portfolios: trading account securities, held to maturity securities, and securities available for sale. Trading account securities are carried at market value, with unrealized gains and losses included immediately in other income. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available for sale are carried at market value, with any unrealized gains or losses excluded from earnings and reflected, net of tax, as a separate component of shareholders' equity. Investment securities available for sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning, or other valid business purposes.

    Included in investment securities available for sale is stock in the Federal Home Loan Bank (FHLB) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists; therefore, the fair value of such stock is assumed to approximate cost. The investment in the stock is required of every member of the FHLB system.

    Interest earned on investment securities held to maturity, investment securities available for sale, and trading account securities is included in interest income. Amortization of premiums and discounts on investment securities is by the interest method. Net gains and losses on the sale of investment securities held to maturity and investment securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income in the consolidated statements of income.

    Derivative Financial Instruments

    To hedge interest rate exposure, the Company uses derivative financial instruments consisting of interest rate swaps, caps, and floors which are accounted for using the accrual method. Net interest income or expense related to interest rate swaps, caps, and floors is recorded over the life of the agreement as an adjustment to net interest income. The premiums paid for the caps and floors are amortized straight-line over the life of the agreement. Changes in the estimated fair values of derivative financial instruments used as hedges are not reflected in the financial statements until realized. Gains or losses realized on the sales or terminations of interest rate swaps are deferred and amortized into interest income over the maturity period of the contract.

    The Company's criteria for use of derivatives as hedges include reduction of the risk associated with the exposure being hedged and such derivatives must be designated as a hedge at the inception of the derivative contract. Derivatives that do not meet these criteria are carried at fair value with changes in value recognized currently in earnings.

    Loans and Interest Income

    Loans are reported at the principal amounts outstanding less unearned income and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, are capitalized and recognized as an adjustment to yield of the related loan.

    Interest on commercial and real estate loans is accrued and credited to income based on the principal amount outstanding. Interest on installment loans is recognized using the interest method and according to the rule of 78's which approximates the interest method.

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

    Allowance for Loan Losses

    The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, historical trends, specific impaired loans, and economic conditions. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during periods they become known.

    Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan's original effective market interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are evaluated collectively for impairment.

    Long-Lived Assets

    Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Goodwill, organization cost, and core deposit intangibles are included in other assets and are amortized using the straight-line method. Goodwill is being amortized over 20 years, organization cost over five years, and core deposits from six to ten years. Impairment of long-lived assets is evaluated by management based upon an event or changes in circumstances surrounding the underlying assets.

    Other Real Estate

    Real estate properties acquired through, or in lieu of, loan foreclosures are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Costs to maintain or hold the property are expensed and amounts incurred to improve the property, to the extent that fair value is not exceeded, are capitalized. Valuations are periodically performed by management, and a valuation allowance is established by a charge to income if the carrying value of a property exceeds its fair value less the estimated costs to sell. Other real estate aggregated $506,000 and $18,000 at December 31, 1997 and 1996, respectively, and is included in other assets.

    Income Taxes

    The Company accounts for income taxes through the use of the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax-consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

    Treasury Stock

    Treasury stock repurchases and sales are accounted for using the cost method.

    Earnings Per Share

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 revises the methodology to be used in computing earnings per share ("EPS") such that the computations required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive securities. All share and per share information included in these financial statements have been restated to give effect to the adoption of SFAS No. 128.

    The following table represents the earnings per share calculations for the years ended December 31, 1997, 1996, and 1995:

                                                                      Per Share
        For the Years Ended                 Income        Shares        Amount
    December 31, 1997:
      Net income                          $6,981,458

      Basic earnings per share             6,981,458     3,536,642     $  1.97

      Dilutive securities                          0        17,205        0.00

      Diluted earnings per share          $6,981,458     3,553,847     $  1.96


    December 31, 1996:
      Net income                          $6,970,990

      Basic earnings per share             6,970,990     3,536,585     $  1.97

      Dilutive securities                          0             0        0.00

      Diluted earnings per share          $6,970,990     3,536,585     $  1.97


    December 31, 1995:
      Net income                          $6,450,202

      Basic earnings per share             6,450,202     3,520,485     $  1.83

      Dilutive securities                          0             0        0.00

      Diluted earnings per share          $6,450,202     3,520,485     $  1.83



    Both basic and diluted earnings per share were the same restated, for adoption of SFAS No. 128, as previously reported earnings per share for the years ended December 31, 1996 and 1995.

    Use of Estimates

    The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with generally accepted accounting principles ("GAAP") and with general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

    Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties, evaluates the overall portfolio characteristics and delinquencies and monitors economic conditions.

    A substantial portion of the Company's loans are secured by real estate in its primary market area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a portion of the carrying amount of foreclosed real estate are susceptible to changes in economic conditions in the Company's primary market.

    Pending Accounting Pronouncements

    In February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure and is effective for financial statement periods ending after December 15, 1997. In June 1997, the FASB issued SFAS No. 130, Reporting of Comprehensive Income. This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements and is effective for fiscal years beginning after December 15, 1997. In June 1997, the FASB also issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for reporting financial and descriptive information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders and is effective for financial statements for periods beginning after December 15, 1997.

    The Company will adopt these new standards governing disclosure and presentation in 1998 as required.

    Reclassifications

    Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.


 3. BUSINESS COMBINATIONS

    On August 19, 1996, the Company signed a definitive agreement to merge with First Bancshares, Inc. ("FBI") of Grove Hill, Alabama effective June 30, 1997. The agreement called for the exchange of 1,398,788 shares of the Company's common stock (5.8321 shares of the Company's common stock for each share of FBI's common stock) for 100% of FBI's common stock in a transaction accounted for as a pooling-of-interests. Accordingly, the Company's financial statements have been restated to include the results of FBI for all periods presented. Merger costs of approximately $650,000 have been expensed in the accompanying 1997 consolidated statement of income.

    Combined and separate results of the Company and FBI during the periods preceding the merger were as follows (in thousands):


                                                      USB            FBI           Combined
    Six months ended June 30, 1997 (unaudited):
      Net interest income                         $ 5,352,810     $5,265,778     $10,618,588

        Net income                                $ 2,272,489     $1,201,565     $ 3,474,054

    Year ended December 31, 1996:
      Net interest income                         $10,082,957     $9,387,167     $19,470,124

        Net income                                $ 4,262,719     $2,708,271     $ 6,970,990

    Year ended December 31, 1995:
      Net interest income                         $ 9,165,034     $8,108,081     $17,273,115

        Net income                                $ 3,615,091     $2,835,111     $ 6,450,202


    In conjunction with the merger, the U.S. Justice Department required the divestiture of a branch in Grove Hill, Alabama. On October 31, 1997, USB sold the branch and related assets and liabilities with carrying values of $2.9 million and $10.0 million, respectively, for a net cash payment from USB of $6.5 million. The resulting gain of $592,000 is included in other income.

    On May 31, 1996, USB completed the acquisition of Brent Banking Company of Brent, Alabama, in a cash transaction. At the date of acquisition, Brent had assets of $34 million and equity of $4.5 million. The cash purchase price of $7 million exceeded the fair value of net assets acquired by approximately $2.3 million, which has been recorded as goodwill.

    Pro forma 1996 and 1995 net income, basic and diluted earnings per share had the purchase business combination been completed as of the first days of 1996 and 1995 were as follows:

                                              1996       1995

      Net income (in thousands)              $6,728     $7,456
      Basic net income per share             $ 1.92     $ 2.11
      Diluted net income per share           $ 1.92     $ 2.11

    On February 17, 1995, FBI acquired certain branches in
    Centreville and Woodstock, Alabama by assumption of the branches' liabilities and payment of a premium of $2.7 million. The deposit premium has been recorded as goodwill.


 4. INVESTMENT SECURITIES

    Details of investment securities available for sale at December 31, 1997 and 1996 are as follows:

                                                                    December 31, 1997

                                                                   Gross          Gross         Estimated
                                                 Amortized       Unrealized     Unrealized        Fair
                                                    Cost           Gains          Losses          Value
    Obligations of states, counties, and
      political subdivisions                    $ 22,227,824     $1,693,229     $        0     $ 23,921,053
    U.S. treasury securities and obligations
      of U.S. government agencies                  2,096,057              0         30,769        2,065,288
    Mortgage-backed securities                   144,310,042      1,576,435      1,637,079      144,249,398
    Equity securities                                 50,019         22,947              0           72,966
    Corporate notes                                  146,569              0          4,747          141,822
    Other--FHLB stock                              2,048,700              0              0        2,048,700

        Total                                   $170,879,211     $3,292,611     $1,672,595     $172,499,227

                                                                    December 31, 1996

                                                                   Gross          Gross         Estimated
                                                 Amortized       Unrealized     Unrealized        Fair
                                                    Cost           Gains          Losses          Value
    Obligations of states, counties and
      political subdivisions                    $ 32,112,583     $1,557,034     $  166,693     $ 33,502,924
    U.S. treasury securities and obligations
      of U.S. government agencies                  4,987,633         51,327              0        5,038,960
    Mortgage-backed securities                   145,098,482      3,127,803      2,891,054      145,335,231
    Equity securities                                250,822              0              0          250,822
    Corporate notes                                  149,580              0          7,758          141,822
    Other                                          2,935,374            487              0        2,935,861

        Total                                   $185,534,474     $4,736,651     $3,065,505     $187,205,620



    The scheduled maturities of investment securities available for sale at December 31, 1997 are presented in the following table:

                                                      Amortized         Market
                                                         Cost           Value
    Maturing within one year                        $  4,810,402     $  4,818,358
    Maturing after one but before five years           5,615,147        5,884,756
    Maturing after five but before fifteen years      23,898,180       25,122,494
    Maturing after fifteen years                     136,555,482      136,673,619

        Total                                       $170,879,211     $172,499,227



    For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

    Investment securities with a carrying value of $86,328,794 and $73,462,114 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

    Gross gains realized on sales of securities available for sale were $512,843 in 1997, $42,026 in 1996, and $213,830 in 1995.
    Gross realized losses on those sales were $407,589 in 1997, $228,828 in 1996, and $288,430 in 1995. Gross realized gains on trading account securities sales were $19,111 in 1997, $36,250 in 1996, and $364,428 in 1995. Gross realized losses on those sales were $8,924 in 1997, $38,281 in 1996, and $60,910 in
    1995.

    Securities Transfers

    During 1995, the Bank transferred securities from the held to maturity portfolio to the available for sale portfolio. This transfer was made at market value and was made due to a business combination that necessitated the transfer to maintain the Company's interest rate risk protection in accordance with SFAS 115.


 5. LOANS

    At December 31, 1997 and 1996, the composition of the loan portfolio was as follows:

                                                       1997             1996
    Commercial, financial, and agricultural       $ 35,036,350     $ 36,386,826
    Real estate mortgage                           126,823,581      126,666,470
    Installment                                     61,821,754       49,118,781
    Less:
       Allowance for loan losses                    (4,045,844)      (3,133,768)
       Unearned interest                            (3,738,407)      (4,152,690)

                Total                             $215,897,434     $204,885,619



    The Bank grants commercial, real estate, and installment loans to customers primarily in Clarke, Choctaw, Bibb, and surrounding counties in southwest Alabama and southeast Mississippi. Although the Bank has a diversified loan portfolio, the ability of a substantial number of the Bank's loan customers to honor their obligations is dependent upon the timber and timber-related industries. At December 31, 1997, approximately $49.2 million of the Bank's loan portfolio consisted of loans to customers in the timber and timber-related industries.

    In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and Bank, including companies with which they are associated. These loans are made on substantially the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 1997 and 1996 were $1,801,356 and $1,655,730, respectively. During the year ended December 31, 1997, new loans to these parties totaled $1,522,893 and repayments were $1,377,267.

    A summary of the transactions in the allowance for loan losses follows:

                                                     1997           1996           1995
    Balance at beginning of year                  $3,133,768     $2,466,979     $1,903,515
    Acquired in branch acquisitions                        0        423,251        575,223
    Provision for loan losses                      1,710,128        799,527        255,290
    Loans charged off                             (1,038,585)      (773,423)      (394,547)
    Recoveries of loans previously charged off       240,533        217,434        127,498

     Balance at end of year                       $4,045,844     $3,133,768     $2,466,979


    At December 31, 1997, the Company had one loan considered to be impaired. The amount of this loan, which is on nonaccrual, is $538,677 and the related allowance is $270,000. The average recorded investment in impaired loans during the year ended December 31, 1997 was approximately $548,011. For the year ended December 31, 1997, the Company did not recognize interest income on the impaired loan during the period the loan was considered impaired. The Company had approximately $1,502,000 considered to be impaired at December 31, 1996.

    Loans on which the accrual of interest has been discontinued amounted to $1,487,514 and $1,797,814 at December 31, 1997 and
    1996, respectively. If interest on those loans had been accrued, such income would have approximated $153,870, $90,740, and $29,767 for 1997, 1996, and 1995, respectively. Interest income actually recorded on those loans amounted to $108,060, $36,719, and $10,407 for 1997, 1996, and 1995, respectively.


 6. PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows:

                                             1997           1996
    Land                                 $   920,041    $   986,452
    Premises                               6,436,849      6,721,865
    Furniture, fixtures, and equipment     7,040,047      6,339,705

                                          14,396,937     14,048,022
    Less accumulated depreciation          7,559,857      7,301,216

          Total                          $ 6,837,080    $ 6,746,806


    Depreciation expense of $894,702, $969,983, and $888,328 was recorded in 1997, 1996, and 1995, respectively, on premises and equipment.


 7. INVESTMENT IN LIMITED PARTNERSHIPS

    The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under either the equity or cost method based on the percentage ownership and influence over operations. The Bank's interest in these partnerships was $4,272,547 and $3,651,503 at December 31, 1997 and 1996,
    respectively. Losses related to these partnerships amounted to approximately $122,000, $137,000, and $0 for 1997, 1996, and
    1995, respectively. Management analyzes these investments annually for potential impairment.

    The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank's carrying value approximates cost or their underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships.

    The Bank has remaining cash commitments to these partnerships at December 31, 1997 in the amount of $720,593.


 8. DEPOSITS

    At December 31, 1997, the scheduled maturities of the Bank's time deposits greater than $100,000 are as follows:

        1998                     $23,192,913
        1999                       5,394,132
        2000                       3,681,551
        2001                         842,398
        2002 and thereafter          988,178

                                 $34,099,172

 9. SHORT-TERM BORROWINGS

    Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase which generally mature within one to four days from the transaction date, treasury tax and loan deposits which are on demand, and FHLB advances with an original maturity of less than one year.

    Information concerning short-term borrowings is as follows:

                                                                       1997

                                                             Federal                         Treasury
                                               Federal      Home Loan                         Tax and
                                                Funds          Bank          Repurchase         Loan
                                              Purchased      Advances        Agreements       Deposits
    Average balance during the year          $2,450,151     $         0       $  6,671       $  753,181

    Average interest rate during the year          5.96%             --           4.15%            5.28%

    Maximum month-end balance during
       the year                              $9,350,000     $         0       $  49,445      $2,536,321

                                                                       1996

                                                             Federal                          Treasury
                                               Federal      Home Loan                          Tax and
                                                Funds          Bank          Repurchase         Loan
                                              Purchased      Advances        Agreements       Deposits
    Average balance during the year          $2,363,724     $23,702,186       $195,521       $  408,216

    Average interest rate during the year          5.43%           5.50%          4.30%            5.77%

    Maximum month-end balance during
       the year                              $8,900,000     $32,000,000       $926,760       $1,483,255


    At December 31, 1997, the Bank has $17 million in available federal fund lines from correspondent banks.


10. LONG-TERM DEBT

    The Company uses Federal Home Loan Bank advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other midterm financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. Investment securities secure these borrowings.

    The following summarizes information concerning Federal Home
    Loan Bank advances and other borrowings:

                                                       1997           1996
       Average balance                             $30,296,430     $9,129,732
       Maximum month-end balance during year       $40,972,587     $9,164,454
       Average rate paid                                  5.83%          7.50%
       Weighted average remaining maturity          2.20 years     8.04 years


    Scheduled maturities of Federal Home Loan Bank advances in 1998 are approximately $83,333. Maturities during 1999, 2000, 2001 and 2002 are approximately $10 million, $30 million, $83,333, and $83,333, respectively.

    At December 31, 1997, the Bank has $60 million in available credit from the Federal Home Loan Bank.

    At December 31, 1996, FBI had a note payable to another institution with principal due annually through December 31, 2004 and interest payable quarterly at New York Prime less 10 basis points. This debt was secured by all the capital stock of First Bank, a wholly owned subsidiary of FBI. The loan agreement underlying the note included numerous covenants that related to FBI and its subsidiary bank's operations, financial condition, and capital structure. During 1997, this loan was repaid prior to the merger.


11. CHANGE IN PAR VALUE AND SPLIT IN STOCK

    At the Company's annual meeting on April 25, 1995, the shareholders ratified a change in par value of the Company's common stock from $.25 to $.01 per share. Additionally, the shareholders also approved a four-for-one split of its stock payable to shareholders of record on that date.


12. INCOME TAXES

    The consolidated provisions (benefits) for income taxes for the years ended December 31 were as follows:

                           1997           1996           1995
    Federal
       Current          $2,714,017     $2,366,681     $1,585,332
       Deferred          (298,811)       (106,190)       349,255

                        2,415,206       2,260,491      1,934,587

    State
       Current            334,545         410,595        257,575
       Deferred           (37,024)        (12,493)        33,202

                          297,521         398,102        290,777

          Total        $2,712,727      $2,658,593     $2,225,364


    The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate to pre-tax earnings for the following reasons:

                                                        1997           1996           1995
    Income tax expense at federal statutory rate     $3,294,833     $3,274,058     $2,949,693
    Increase (decrease) resulting from:
       Tax-exempt interest                             (600,744)      (661,223)      (611,960)
    State income tax expense net of federal income
       tax benefit                                      196,364        275,026        170,537
    Tax credits (low income housing)                   (480,000)      (325,000)      (165,000)
    Other                                               302,274         95,732       (117,906)

          Total                                      $2,712,727     $2,658,593     $2,225,364

    Effective tax rate                                       28%            28%            26%


    The tax effects of temporary differences that give rise to significant portion of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are presented below:

                                                                 1997           1996
    Deferred tax assets:
       Allowance for loan losses                              $  929,297     $  591,829
       Accrued vacation                                           22,200         22,200
       Capital loss carryover                                     80,443         85,305
       Deferred commissions and fees                             242,385        130,112
       Other                                                     233,936        359,501

          Total gross deferred tax asset                       1,508,261      1,188,947
          Valuation allowance                                    (75,903)       (75,903)

    Net deferred tax assets                                    1,432,358      1,113,044

    Deferred tax liabilities:
       Premises and equipment                                    501,825        548,007
       Limited partnerships                                      267,589        262,290
       Unrealized gain on securities available for sale          607,396        650,948
       Other deferred tax liabilities                            123,568         99,206

          Total gross deferred tax liabilities                 1,500,378      1,560,451

    Net deferred tax liability                                $   68,020     $  447,407


13. EMPLOYEE BENEFIT PLANS

    The Company sponsors an Employee Stock Ownership Plan with 401(k) provisions. This plan covers substantially all employees and allows employees to contribute up to 15% of their compensation on a before-tax basis. The Company may make discretionary contributions to match employee contributions dollar for dollar up to 6% of an employee's compensation. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $238,190 and $216,686 in 1997 and 1996, respectively.


14. LONG-TERM INCENTIVE COMPENSATION PLAN

    During 1997, the Company's shareholders' approved the adoption of the United Security Bancshares, Inc. Long Term Incentive Compensation Plan ("LTICP"). This plan provides for a number of forms of stock based compensation for key employees of USB and its subsidiaries. Under the plan, eligible employees may be awarded incentive and non-qualified stock options, stock appreciation rights, and restricted stock. The LTICP provides for the issuance of up to 60,000 shares of USB common stock with a par value of $.01 per share. In addition, each option expires no later than five years after the grant date. The exercise price of each option is determined by the compensation committee, but in the case of incentive stock options, the price shall not be less than the fair market value on the grant date. At December 31, 1997, options for 56,250 shares were outstanding at $17.50 per share, all of which were exercisable.

    SFAS No. 123, Accounting for Stock Based Compensation, is effective for the Company's December 31, 1997 financial statements. SFAS No. 123 allows companies to continue to record compensation cost under Accounting Principles Board Opinion ("APB") No. 25; and as a result, adoption of SFAS No. 123 did not affect the financial condition or results of operations of the Company. SFAS No. 123 does, however, require certain pro forma disclosures reflecting what compensation cost would have been if the fair value based method of recording compensation expense for stock-based compensation had been adopted. Had compensation cost been determined, consistent with SFAS No. 123, the Company's net income would have been decreased to the following pro forma amounts:

                                                                   Fiscal Year
                                                                     Ended
                                                                  December 31,
                                                                      1997
    Net income--as reported                                         $6,981,458
    Net income--pro forma                                           $6,805,635
    Basic net income per share--as reported                         $     1.97
    Basic net income per share--pro forma                           $     1.92
    Diluted net income per share--as reported                       $     1.96
    Diluted net income per share--pro forma                         $     1.91


    A summary of the status of the Company's stock option plan at December 31, 1997 and the changes during the year then ended is as follows:

                                                                  1997

                                                                      Exercise
                                                           Shares       Price
    Outstanding at beginning of year                            0      $ 0.00

    Granted                                                57,350       17.50
    Exercised                                               1,100       17.50

    Outstanding at end of year                             56,250      $17.50

    Exercisable at end of year                             56,250      $17.50

    Fair value of options granted                           $4.22


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate based on zero coupon governmental issues at grant date with the maturity equal to the expected term of the options (6.27% for 1997), no expected forfeiture rate as options are immediately vested at date of grant, an expected stock volatility of 26% and an expected annual dividend yield of $.60 per share.


15. REGULATORY MATTERS

    Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. As of December 31, 1997, approximately $12,100,000 of the Bank's retained earnings was available for distribution without prior regulatory approval.

    The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier
    I capital to average total assets (as defined). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements imposed by its regulators.

    As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that Management believes have changed the institutions' category.

    Actual capital amounts as well as required and well capitalized Tier I, total, and Tier I leverage ratios as of December 31 for the Company and the Bank are as follows:

                                                                           1997
                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                       For Capital        Prompt Corrective
                                                   Actual           Adequacy Purposes     Action Provisions

                                              Amount     Ratio      Amount      Ratio     Amount     Ratio

                                                                   (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
   United Security Bancshares, Inc.          $50,323     16.22%     $24,827     8.00%      N/A        N/A
   First United Security Bank                 49,542     16.07       24,656     8.00     $30,820     10.00%

Tier I Capital (to Risk Weighted Assets):
   United Security Bancshares, Inc.           46,443     14.97       12,414     4.00%      N/A        N/A
   First United Security Bank                 45,689     14.82       12,248     4.00      18,492      6.00

Tier I Leverage (to Average Assets):
   United Security Bancshares, Inc.           46,443     11.08       12,574     3.00%      N/A        N/A
   First United Security Bank                 45,689     11.05       12,409     3.00      20,681      5.00

                                                                           1996

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                       For Capital        Prompt Corrective
                                                   Actual           Adequacy Purposes     Action Provisions

                                             Amount      Ratio      Amount      Ratio     Amount     Ratio

                                                                   (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
   United Security Bancshares, Inc.          $43,645     16.45%     $21,229     8.00%      N/A        N/A
   First United Security Bank                 46,316     17.31       21,409     8.00     $26,762     10.00%

Tier I Capital (to Risk Weighted Assets):
   United Security Bancshares, Inc.           40,692     15.33       10,614     4.00%      N/A        N/A
   First United Security Bank                 43,358     16.20       10,705     4.00      16,057      6.00

Tier I Leverage (to Average Assets):
   United Security Bancshares, Inc.           40,692      9.99       12,221     3.00%     N/A          N/A
   First United Security Bank                 43,358     10.61       12,259     3.00      20,432      5.00



16. OTHER OPERATING EXPENSES

    Other operating expenses for the years 1997, 1996, and 1995 consist of the following:

                                                  1997           1996           1995
    Postage, stationery, and supplies          $  680,248     $  501,810     $  432,762
    Merger expense                                650,330              0              0
    Amortization of intangibles                   604,811        338,689        262,137
    Telephone expense                             478,060        340,354        251,615
    Other                                       2,729,036      2,500,141      3,003,846

       Total                                   $5,142,485     $3,680,994     $3,950,360


17. OPERATING LEASES

    The Company leases office space, data processing, and other equipment under operating leases.

    The following is a schedule by years of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 1997:

           Year ending December 31,
                    1998                     $364,351
                    1999                      271,799
                    2000                      188,496
                    2001                       86,127
                    2002                       12,475

    Total rental expense under all operating leases was $347,377, $176,846, and $133,165 in 1997, 1996, and 1995, respectively.


18. COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in certain claims and legal action arising in the normal course of business. In the opinion of management the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.


19. DERIVATIVE FINANCIAL INSTRUMENTS

    The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing, and trading activities. These financial instruments include commitments to make loans, options written, standby letters of credit, commitments to purchase or sell securities for forward delivery, interest rate caps and floors purchased, caps sold, and interest rate swaps.

    The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate caps, floors, and swap transactions, options written, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures. The Bank has credit risk on caps and floors for the carrying value plus the amount to replace such contracts in the event of counterparty default. The Bank is fully cross collateralized with counterparties on all interest rate swap agreements. At December 31, 1997, the Bank estimates its credit risk on purchased caps and floors in the event of total counterparty default to be $423,013. All of the Bank's financial instruments are held for risk management and not for trading purposes.

    In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and others, which are not included in the consolidated financial statements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. A summary of these commitments and contingent liabilities is presented below.

                                                December 31,

                                               1997       1996

                                                (In thousands)
        Standby letters of credit            $ 5,310     $ 7,016
        Commitments to extend credit          47,187      50,449


    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

    At December 31, 1997 and 1996, commitments to purchase and sell securities for delayed delivery are summarized as follows:

                                                                  December 31,

                                                                 1997       1996

                                                                  (In thousands)
    Commitments to purchase securities for delayed delivery    $ 3,000     $     0
    Commitments to sell securities for delayed delivery          4,000           0


    Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates.

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

    An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculate on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Interest rate swaps are used by the Bank to effectively convert a portion of its floating rate securities to fixed rate securities except for one swap which is used to convert a fixed rate loan to prime.

    Interest rate caps and floors are option-like contracts that require the seller to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional principal amount. The Bank uses floors to protect CMO floaters and variable rate loans against a decline in rates. The Bank uses caps purchased to partially hedge against rising interest rates on their floating rate short-term borrowings and to uncap a portion of their floating rate CMO portfolio. They also use caps purchased matched with sold caps to raise by 100 basis points the cap on certain CMO floaters. These matches are also referred to as "corridors." The cost of the caps and floors are amortized straight-line over the life of these instruments. The income derived from these instruments is recorded on the accrual basis. The income and amortization from these instruments is recorded in net interest income and resulted in a reduction in net interest income of $208,316, $238,900, and $42,985 in 1997, 1996, and
    1995, respectively.

    The following table details various information regarding swaps, caps, and floors used for purposes other than trading as of December 31, 1997:

                                                                                                          Weighted
                                                                                            Weighted      Average
                                                                          Weighted          Average      Repricing
                               Notional    Carrying   Estimated         Average Rate        Years to     Frequency
                                Amount      Value     Fair Value     Received     Paid     Expiration     (Days)

                                                               (Dollars in Thousands)
Swaps:
 Pay fixed versus prime        $    260     $  0        $  2           8.50%      6.80%        .71          90
 Receive fixed pay floating       5,000        0          80           6.23       5.58        2.02          30
Deferred swaps:
 Pay floating receive                                               5 year CMT   1 month
  floating                       20,000        0        (108)                     LIBOR       4.02          30
Caps:
 Purchased                       30,000      161          26           0.00%       N/A        1.13          30-90
 Sold                            20,000      (48)         (6)           N/A       0.00%       1.44          30
Deferred Caps:
 Purchased                       30,000      292         204           0.00%       N/A        3.19          30
 Floors purchased                25,000       70         153            .21%       N/A        1.25          30-90

                               $130,260     $475        $351

    Swaps, caps, and floors acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 1997, such swaps, caps, and floors were associated with the following asset or liability categories:

                                             Notional Principal Associated With

                          Notional      Fixed      Floating Rate     Floating Rate
                           Amount     Rate Loans     Securities       Borrowings

                                              (In Thousands)
Swaps:
 Pay fixed                $    260     $    260       $     0          $     0
 Receive fixed               5,000            0         5,000                0
Caps:
 Purchased                  30,000            0        10,000           20,000
 Sold                       20,000            0        10,000           10,000
 Floors purchased           25,000            0        25,000                0
 Deferred swaps             20,000            0        20,000                0
 Deferred caps              30,000            0        20,000           10,000

                          $130,260     $    260       $90,000          $40,000


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

    Deferred gains on early termination of interest rate swaps used to manage interest rate risk are $229,221 as of December 31, 1997 with related amortization into income of $396,771 for the year ended December 31, 1997. Those amounts are scheduled to be amortized into income in the following periods: $122,137 gain in 1998, $97,265 gain in 1999, and $9,819 in 2000.

    All of the Bank's derivative financial instruments are over-the-counter instruments and are not exchange traded. Market values are obtained from the counterparties to each instrument. The Bank only uses other commercial Banks as a counterparty to their derivative activity. The Bank performs stress tests and other models to assess risk exposure.


20. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No.
    107) requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance. The Company has not undertaken any steps to value any intangibles.

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

       Loans: For variable rate loans, those repricing within six months, fair values are based on carrying values. Fixed rate commercial loans, other installment loans, and certain real estate mortgage loans were valued using discounted cash flows. The discount rate used to determine the present value of these loans was based on interest rates currently being charged by the Bank on comparable loans as to credit risk and term.

       Off-balance-sheet instruments: Fair values of the Company's off-balance-sheet instruments (futures, forwards, swaps, caps, floors, and options written) are based on quoted market prices. The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature. As a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time. Because of this policy and the absence of any known credit exposure, the estimated value of the Company's loan commitments is nominal.

       Demand and savings deposits: The fair values of demand deposits are equal to the carrying value of such deposits. Demand deposits include noninterest bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts.

       Time deposits: The fair value of relatively shortterm time deposits is equal to their carrying values. Discounted cash flows have been used to value long-term time deposits. The discount rate used is based on interest rates currently being offered by the Bank on comparable deposits as to amount and term.

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

                                                At December 31, 1997      At December 31, 1996

                                               Carrying    Estimated     Carrying    Estimated
                                                Amount     Fair Value     Amount     Fair Value

                                                                 (In Thousands)
Assets:
   Cash and cash equivalents                   $ 14,538     $ 14,538     $ 16,006     $ 16,006
   Investment securities available for sale     172,499      172,499      187,206      187,206
   Accrued interest receivable                    4,049        4,049        3,668        3,668
   Loans, net                                   215,897      216,127      204,886      207,801
   Off-balance-sheet instruments                    475          498          316          122
Liabilities:
   Deposits                                     322,418      323,889      346,306      346,997
   Short-term borrowing                           3,913        3,913       27,847       27,847
   Long-term debt                                40,965       40,984        3,685        3,665


21. UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY)
    FINANCIAL INFORMATION


    Statements of Condition

                                                          December 31,

                                                      1997            1996
ASSETS:
   Cash on deposit                                $ 1,022,289     $   129,736
   Investment in subsidiaries                      51,026,597      48,995,278
   Investments available for sale                      63,000          45,579
   Other assets                                     1,226,749       1,775,290

                                                  $53,338,635     $50,945,883

LIABILITIES:
   Note payable                                   $         0     $ 3,004,000
   Other liabilities                                  628,087         326,100

SHAREHOLDER'S EQUITY                               52,710,548      47,615,783

                                                  $53,338,635     $50,945,883



Statements of Income

                                                                 Year Ended December 31,

                                                           1997           1996           1995
INCOME
   Dividend income, First United Security Bank          $5,526,531     $2,095,403     $1,805,272
   Interest income                                             496          4,621            583

      Total income                                       5,527,027      2,100,024      1,805,855

EXPENSES                                                   573,588        246,763        315,478

INCOME BEFORE EQUITY IN UNDISTRIBUTED
   INCOME OF SUBSIDIARIES                                4,953,439      1,853,261      1,490,377

EQUITY IN UNDISTRIBUTED INCOME
OF SUBSIDIARIES                                          2,028,019      5,117,729      4,959,825

      Net income                                        $6,981,458     $6,970,990     $6,450,202



Statements of Cash Flows

                                                            Year Ended December 31,

                                                    1997            1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $6,981,458      $6,970,990      $6,450,202
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Undistributed income of subsidiaries       (2,028,019)     (5,117,729)     (4,959,825)
      (Increase) decrease in other assets           548,541         (10,595)        (54,700)
      Increase (decrease) in other liabilities      248,708         (30,138)         45,389

         Net cash provided by operating
            activities                            5,750,688       1,812,528       1,481,066

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital contribution to subsidiary                      0               0      (3,076,000)
  Purchase of investment securities available
    for sale                                              0         (33,926)         (6,653)

         Net cash used in investing activities            0         (33,926)     (3,082,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on other borrowings         (3,004,000)       (375,500)     (1,405,500)
  Proceeds from other borrowings                          0               0       3,755,000
  Proceeds from sale of treasury stock                    0               0         435,000
  Proceeds from issuance of common stock             16,380               0               0
  Cash dividends paid                            (1,870,515)     (1,366,385)     (1,157,863)

         Net cash (used in) provided by
            financing activities                 (4,858,135)     (1,741,885)      1,626,637

INCREASE IN CASH                                    892,553          36,717          25,050

CASH AT BEGINNING OF YEAR                           129,736          93,019          67,969

CASH AT END OF YEAR                              $1,022,289       $ 129,736      $   93,019


Item 9. Disagreements on Accounting and Financial Disclosure.
     None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information called for in this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Election of Directors," to be filed pursuant to Regulation
14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1997.

Item 11. Executive Compensation.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Executive Compensation and Benefits," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Voting Securities and Principal Stockholders," to be filed pursuant to Regulation 14A with the Securities and Exchange
Commission within 120 days after the end of the fiscal year ended
December 31, 1997.

Item 13. Certain Relationships and Related Transactions.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Certain Relationships and Related Transactions," to be filed pursuant to Regulation 14A with the Securities and Exchange
Commission within 120 days after the end of the fiscal year ended
December 31, 1997.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

         (a)1. Financial Statements

               Report of Independent Public Accountants.

               Consolidated Statements of Condition, December 31,
               1997 and 1996.

               Consolidated Statements of Shareholders' Equity,
               December 31, 1997, 1996, and 1995.

               Consolidated Statements of Income, December 31,
               1997, 1996, and 1995.

               Consolidated Statements of Cash Flows, December 31,
               1997, 1996, and 1995.

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

               (3)(e) Articles of Amendment to the Amended and Restated Articles of Incorporation of
                       Bancshares incorporated herein by reference to the Exhibits to Form 10-Q for the Quarter ended June 30, 1997.

               (3)(f)  Amendments to the Bylaws of Bancshares
                       incorporated herein by reference to the
                       Exhibits to Form 10-Q for the Quarter ended
                       June 30, 1997.

               (10)(a) The United Security Bancshares, Inc.
                       Employee Stock Ownership Plan, as amended dated January 1, 1992, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1992.

               (10)(b) Amendments to the United Security
                       Bancshares, Inc. Employee Stock Ownership
                       Plan.

               (10)(c) Employment Agreement dated March 18, 1997,
                       between Bancshares and Jack M. Wainwright,
                       III.

               (10)(d) Form of Indemnification between Bancshares
                       and its directors, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1994.

               (10)(e) United Security Bancshares, Inc. Long Term
                       Incentive Compensation Plan, incorporated herein by reference to the Exhibits to Form
                       S-4 dated April 16, 1997 (No. 333-21241).

               (13) Bancshares' definitive proxy statement for 1998 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year ended December 31, 1997, furnished for the information of the Commission.

               (21)    List of Subsidiaries of Bancshares.

               (27)    Financial Data Schedule

         (b)   Reports on Form 8-K

               No report on Form 8-K was filed during the last quarter of the year ended December 31, 1997.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 UNITED SECURITY BANCSHARES, INC.

                 By: /s/ Jack M. Wainwright, III                March 19, 1998
                    ----------------------------
                         Jack M. Wainwright, III
                         Its President and Chief
                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                        Title                      Date

/s/ Jack M. Wainwright, III     President, Chief Executive      March 19, 1998
----------------------------    Officer, and Director
    Jack M. Wainwright, III     (Principal Executive Officer)

/s/ Larry M. Sellers            Treasurer (Principal            March 19, 1998
----------------------------    Financial Officer, Principal
    Larry M. Sellers            Accounting Officer)

/s/ Dan Barlow                  Director                        March 19, 1998
----------------------------
    Dan Barlow

/s/ John Becton                 Director                        March 19, 1998
----------------------------
    John Becton

/s/ Linda Breedlove             Director                        March 19, 1998
----------------------------
    Linda Breedlove

/s/ Gerald P. Corgill           Director                        March 19, 1998
----------------------------
    Gerald P. Corgill

/s/ Roy G. Cowan                Director                        March 19, 1998
----------------------------
    Roy G. Cowan

/s/ John C. Gordon              Director                        March 19, 1998
----------------------------
    John C. Gordon

/s/ William G. Harrison         Director                        March 19, 1998
----------------------------
    William G. Harrison

/s/ Fred L. Huggins             Director                        March 19, 1998
----------------------------
    Fred L. Huggins

/s/ Hardie B. Kimbrough         Director                        March 19, 1998
----------------------------
    Hardie B. Kimbrough

/s/ Jack W. Meigs               Director                        March 19, 1998
----------------------------
    Jack W. Meigs

/s/ James L. Miller             Director                        March 19, 1998
----------------------------
    James L. Miller

/s/ D. C. Nichols               Director                        March 19, 1998
----------------------------
    D. C. Nichols

/s/ Ray Sheffield               Director                        March 19, 1998
----------------------------
    Ray Sheffield

/s/ Harold H. Spinks            Director                        March 19, 1998
----------------------------
    Harold H. Spinks

/s/ James C. Stanley            Director                        March 19, 1998
----------------------------
    James C. Stanley

/s/ Clarence Watters            Director                        March 19, 1998
----------------------------
    Clarence Watters

/s/ Howard M. Whitted           Director                        March 19, 1998
----------------------------
    Howard M. Whitted

                                Director
----------------------------
     Bruce N. Wilson

/s/ Ernest F. Woodson, Sr.      Director                        March 19, 1998
----------------------------
    Ernest F. Woodson, Sr.


                                 EXHIBIT 21

                            List of Subsidiaries

                Name                             Where Organized

     First United Security Bank                       Alabama

     Acceptance Loan Company, Inc.                    Alabama

     First Security Courier Corporation               Alabama

     First Banking Services, Inc.                     Florida


                         EXHIBIT (10)(b)

         Amendments to USB Employee Stock Ownership Plan

                                             [EXECUTION COPY]

                        FOURTH AMENDMENT
                          UNITED SECURITY BANCSHARES, INC.
                  EMPLOYEE STOCK OWNERSHIP PLAN
                    (WITH 401(K) PROVISIONS)

     This Amendment is hereby made as of this 30th day of June, 1997, by United Security Bank and United Security Bancshares, Inc.
(collectively referred to as "USB").

                           WITNESSETH:

     WHEREAS, First Bank and Trust ("First Bank"); First
Bancshares, Inc. ("FBI"); and USB have executed an Agreement and Plan of Merger (the "Agreement"), pursuant to which Agreement (and subject to the receipt of necessary shareholder and regulatory approvals), FBI will be merged with and into United Security
Bancshares, Inc. and First Bank will merge with and into United
Security Bank at the Effective Time (as that term is defined in the Agreement), with USB as the resultant entity (the "Merger");

     WHEREAS, First Bank has or will cause the First Bank and Trust
Profit Sharing Retirement Plan to be terminated effective one day prior to the date on which the Effective Time shall occur;

     WHEREAS, USB hereto established an employee stock ownership plan containing Internal Revenue Code 401(k) provisions effective
January 1, 1989, known as the United Security Bancshares, Inc.
Employee Stock Ownership Plan (With 401(k) Provisions) (herein referred to as the "Plan");

     WHEREAS, under the terms of the Plan, USB has the ability to amend the Plan;

     WHEREAS, USB wishes to grant, effective as of the Effective
Time, to present employees of First Bank who become employees of USB pursuant to the Merger credit for their service with First Bank under the United Securities Bancshares, Inc. Employee Stock
Ownership Plan (with 401(k) Provisions) (the "Plan");

     NOW, THEREFORE, USB, in accordance with the provisions of the Plan pertaining to amendments thereof, hereby amends the Plan, effective as of June 30, 1997, as follows:

     FIRST: Amend Section 1.69 by adding as the last paragraph thereof the following:

             Years of Service with First Bank and Trust shall be recognized for all purposes under this Plan for all former employees of First Bank and Trust who became employees of United Security Bank pursuant to the merger of First Bank and Trust with and into United
             Security Bank.

    SECOND: All other terms and provisions of the Plan remain in full force and effect.

     IN WITNESS WHEREOF, USB has caused this Fourth Amendment to be executed by its duly authorized officer.

                                   UNITED SECURITY BANK

                                   By: /s/ Larry M. Sellers
                                       --------------------
                                           Larry M. Sellers
                                      Its: Senior Executive
                                           Vice President

                                   UNITED SECURITY BANCSHARES, INC.

                                   By: /s/ Larry M. Sellers
                                       --------------------
                                           Larry M. Sellers
                                      Its: Secretary


                                                  [EXECUTION COPY]

                         FIFTH AMENDMENT

                UNITED SECURITY BANCSHARES, INC.
                  EMPLOYEE STOCK OWNERSHIP PLAN
                    (WITH 401(K) PROVISIONS)

     This Amendment is hereby made as of this 30th day of June, 1997, by United Security Bank and United Security Bancshares, Inc.
(collectively referred to as "USB").

                           WITNESSETH:

     WHEREAS, First Bank and Trust ("First Bank"); United Security
Bank ("USB Bank"); First Bancshares, Inc. ("FBI"); and United
Security Bancshares, Inc. ("USB") have executed an Agreement and
Plan of Merger, dated as of August 19, 1996, as amended on March
18, 1997 (the "Merger Agreement"), pursuant to which Merger
Agreement FBI will merge with and into USB, and First Bank will merge with and into USB Bank at the Effective Time (as that term is defined in the Merger Agreement), with USB and USB Bank as the resultant entities;

     WHEREAS, USB hereto established an employee stock ownership plan containing Internal Revenue Code 401(k) provisions effective
January 1, 1989, known as the United Security Bancshares, Inc.
Employee Stock Ownership Plan (With 401(k) Provisions) (herein referred to as the "Plan");

     WHEREAS, under the terms of the Plan, USB has the ability to amend the Plan;

     WHEREAS, USB desires to increase the maximum allowable matching contribution percentage under the Plan, effective as of the Effective Time, from five percent (5%) to six percent (6%);

     NOW, THEREFORE, USB, in accordance with the provisions of the Plan pertaining to amendments thereof, hereby amends the Plan, effective as of June 30, 1997, as follows:

     FIRST: Delete the second paragraph of Section 4.1(b) and substitute in lieu thereof the following:

             Except, however, in applying the matching percentage specified above, only salary reductions up to 6% of Compensation shall be considered.

     SECOND: All other terms and provisions of the Plan remain in full force and effect.

     IN WITNESS WHEREOF, USB has caused this Fifth Amendment to be executed by its duly authorized officer.

                                   UNITED SECURITY BANK

                                   By: /s/ Larry M. Sellers
                                       --------------------
                                           Larry M. Sellers
                                      Its: Senior Executive
                                           Vice President

                                   UNITED SECURITY BANCSHARES, INC.

                                   By: /s/ Larry M. Sellers
                                       --------------------
                                           Larry M. Sellers
                                       Its: Secretary



                         EXHIBIT (10)(c)

             Jack M. Wainwright Employment Agreement

                                                  [Execution Copy]

                      EMPLOYMENT AGREEMENT

     THIS AGREEMENT made by and between UNITED SECURITY BANCSHARES,
INC., a corporation organized under the laws of Alabama
(hereinafter referred to as "USB"); UNITED SECURITY BANK, a banking corporation organized under the laws of Alabama (hereinafter referred to as "USB Bank") (USB and USB Bank are hereinafter collectively referred to as the "Employer"); and JACK M.
WAINWRIGHT, III (hereinafter referred to as "Wainwright"),

                 W I T N E S S E T H, T H A T :

     WHEREAS, USB and USB Bank have entered into that certain
Agreement and Plan of Merger by and between First Bancshares, Inc.,
First Bank and Trust, USB and USB Bank, dated as of August 19, 1996
(the "Merger Agreement");

     WHEREAS, a condition precedent to the obligations set forth in the Merger Agreement is that
Wainwright and USB shall have entered into an employment agreement whereby Wainwright agrees, among other things, to serve as the chief executive officer of USB (the
Surviving Corporation resulting from the merger) for a period of not less than three years from the Effective Time, as that term is defined in the Merger Agreement;

     WHEREAS, USB owns all of the issued and outstanding shares of common capital stock of USB Bank;

     WHEREAS, the principal place of business of USB and USB Bank is in Thomasville, Alabama; and

     WHEREAS, USB desires to employ Wainwright as the president and chief executive officer of USB; USB Bank desires to employ
Wainwright as the president and chief executive officer of USB
Bank; and Wainwright desires to become employed as such;

     NOW, THEREFORE, in consideration of the promises and the mutual agreements hereinafter contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     1. Employment. Employer will employ Wainwright in the capacity of president and chief executive officer of USB and of USB Bank and Wainwright will serve USB and USB Bank in that capacity for a term of three (3) years, commencing at the Effective Time, as that term is defined in the Merger
     Agreement.

     2. Duties. As president and chief executive officer of USB and of USB Bank, Wainwright will be the principal executive officer of USB and of USB Bank, and as such he will be responsible for the implementation of the policies promulgated by the boards of directors of USB and USB Bank and for the oversight and direction of all phases of the operations of USB and USB Bank.

     3. Time and Efforts. Wainwright shall devote his full time and best efforts to the discharge of his duties as president and chief executive officer of USB and USB Bank. However, it is recognized that in so discharging his duties Wainwright may be called upon to serve in various civic capacities and on the boards of directors of various private and eleemosynary organizations.

     4. Compensation. As compensation for services to be rendered to USB and to USB Bank hereunder, Employer will pay or provide to Wainwright the following:

         (a) A base salary of $200,000 with appropriate review annually based on individual performance and on the performance of USB and USB Bank, as determined by the boards of directors of USB and USB Bank. Salary will be payable in equal monthly or other installments in accordance with the general payroll practice of USB Bank.

         (b) Incentive compensation calculated in accordance with (i) the plan adopted by the board of directors of USB Bank at the meeting held on April 19, 1994 and all subsequent modifications, regardless of whether said plan may be terminated hereafter with respect to all other employees of USB Bank (the
               "1994 Plan") and (ii) any other plans subsequently adopted by USB Bank or USB. For purposes of Wainwright's participation in the 1994 Plan, he will be treated as though he had been employed by USB Bank on the first day of its current fiscal year and as though he shall have remained employed through the end of USB Bank's fiscal year following that in which his termination occurred.

         (c) Continuation of the "whole-life" insurance policy issued by New England Mutual Life Insurance Company
               (policy number 8591896) on Wainwright's life in the face amount of One Hundred Thousand and no/100
               Dollars ($100,000.00), of which Wainwright is the owner. All of the premiums on such policy shall be paid by the Employer during Wainwright's employment hereunder.

         (d) The use of a Chrysler LHS automobile, or its equivalent, plus an amount equal to the costs of maintenance, repairs, insurance, and all other costs incident thereto.

         (e) An amount equal to the dues incurred by Wainwright for membership in all local private or civic clubs of which he shall become a member.

     5.  Severance Compensation. Upon (a) the termination of
         Wainwright's employment hereunder for any reason other than (1) his death or disability, (2) his resignation, (3) his conviction of a crime involving moral turpitude, or
         (4) the termination of this agreement three years from the Effective Time of the Merger Agreement, or upon (b) the reduction in the level or a change in nature of Wainwright's responsibilities as president and chief executive officer of USB or as president and chief executive officer of USB Bank, Wainwright will be entitled to the following:

         (i) the Employer shall pay to Wainwright an amount equal to his annualized base salary then in effect at that time, except in the case of a change in ownership of USB or USB Bank occurring after the Effective Time (as that term is defined in the Merger Agreement), in which case the amount will be equal to three (3) times his annualized base salary in effect at that time, and

         (ii) for a period of three (3) years from the date of such termination or reduction, the Employer shall at its expense continue on behalf of Wainwright the medical coverages and benefits provided to Wainwright at any time during the 90-day period prior to the termination or reduction. The coverages and benefits provided in this Section
               5(ii) shall be no less favorable to Wainwright than the most favorable of such coverages and benefits provided to Wainwright by Employer during the 90-day period referred to above. Employer's obligation hereunder with respect to the foregoing coverages and benefits shall be limited to the extent that Wainwright obtains any such coverages or benefits pursuant to a subsequent employer's benefit plans, in which case the Employer may reduce the coverage of any benefits it is required to provide Wainwright hereunder as long as the aggregate coverages and benefits of the combined benefit plans is no less favorable to Wainwright than the coverages and benefits required to be provided under this Section 5(ii).

     6. Disability. In the event of any illness or accident rendering Wainwright totally disabled, Employer's obligations hereunder shall terminate twenty-six (26) weeks after the determination of such total disability.
         For purposes of this paragraph, "total disability" shall mean Wainwright's inability to perform his duties. In the case of any disagreement between the parties with respect to Wainwright's alleged total disability, Wainwright shall be examined by a board of three (3) doctors, one (1) of whom is appointed by him, one (1) of whom is appointed by Employer, and one (1) of whom is appointed by the two (2) doctors previously so appointed. The determination of such board of physicians shall be final, binding, and conclusive on the parties hereto.

     7. Notices. All notices required or permitted to be given hereunder shall be deemed duly given if in writing and delivered in person or deposited with the U.S. Postal
         Service, in a postage paid envelope marked certified mail, return receipt requested, to the parties at the following addresses or to such other addresses as either may designate in writing to the other:

             If to USB:            United Security Bancshares, Inc.
                                   P. O. Box 249
                                   Thomasville, AL 36784

             If to USB Bank:       United Security Bank
                                   131 Front Street
                                   Thomasville, AL 36784

             If to Wainwright:     Jack M. Wainwright, III
                                   P. O. Box 377
                                   Fulton, AL 36446

     8. Attorney's Fees. If Employer shall fail to make any payment due Wainwright hereunder, then Employer will pay
         Wainwright's cost of collection, including his reasonable attorney's fees, if the services of an attorney are utilized, whether or not suit be filed.

     9. Entire Agreement. This agreement constitutes the entire understanding and agreement between Employer and Wainwright with regard to all matters addressed herein.
         There are no other agreements, conditions, or representations, oral or written, express or implied, with regard thereto. This agreement may be amended only by a written instrument executed by the parties hereto.

     10. Bank Employment Agreement. Upon the effectiveness of this
         Agreement, the Employment Agreement between Wainwright and
         USB executed on November 1, 1994, whereby Wainwright was employed as the President and Chief Executive Officer of United Security Bank (the "Bank Employment Agreement") shall automatically terminate without further action on the part of any party thereto. To the extent Wainwright has any claim to compensation from USB or USB Bank pursuant to Section 5 of the Bank Employment Agreement or otherwise as a result of said termination of the Bank
         Employment Agreement, Wainwright hereby expressly waives such claims and releases USB and USB Bank from any and all liability in connection therewith.

     11. Governing Law. This agreement shall be construed and enforced in accordance with the laws of the State of Alabama.

     12. Binding Effect. This agreement shall inure to the benefit of and be binding upon USB and USB Bank, their successors and assigns, including, without limitation, any person, partnership, or corporation which may acquire substantially all of USB's and/or USB Bank's assets or business or with or into which USB and/or USB Bank may be liquidated, consolidated, merged, or otherwise combined, and shall inure to the benefit of and be binding upon Wainwright, his heirs, distributees, and personal representatives.

     13. Waiver. The failure of any party to insist in any one or more instances upon performance of any terms or conditions of this agreement shall not be construed a waiver of future performance of any such term, covenant, or condition, but the obligations of either party with respect thereto shall continue in full force and effect.

     IN WITNESS WHEREOF, United Security Bancshares, Inc. and
United Security Bank have caused their corporate signatures and seals to be hereunto affixed by their duly authorized officers and Jack M. Wainwright has executed this agreement on this the 18 day of MARCH, 1997.

                                   UNITED SECURITY BANCSHARES, INC.

ATTEST:

BY: /s/ W. D. Morgan               BY: /s/ Larry M. Sellers
        ----------------------             ----------------
        W. D. Morgan                       Larry M. Sellers
   ITS: Assistant Secretary           ITS: Vice-President

        [CORPORATE SEAL]

                                   UNITED SECURITY BANK

ATTEST:

BY: /s/ Beverly Dozier             BY: /s/ Larry M. Sellers
        ----------------------             ----------------
        Beverly Dozier                     Larry M. Sellers
   ITS: Administrative Officer        ITS: Sr. Executive
                                           Vice-President

     [CORPORATE SEAL]

                                      /s/ Jack M. Wainwright, III
                                          -----------------------
                                          Jack M. Wainwright, III



