Form 10-Q
period 1998-03-31
UNITED SECURITY BANCSHARES INC
filed 1998-05-15
CIK 717806

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549



                            FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934



          For the Quarterly Period Ended March 31, 1998



                Commission File Number:  0-14549



                United Security Bancshares, Inc.
     (Exact name of registrant as specified in its charter)


             Alabama                             63-0843362
(State or other jurisdiction           (I.R.S. Employer Identifi-
of incorporation or organization)               cation No.)


        131 West Front Street
         Post Office Box 249
           Thomasville, AL                               36784
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

            Class                    Outstanding at March 31, 1998
Common Stock, $.01 par value                3,542,115 shares

        UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES


                 PART I.  FINANCIAL INFORMATION


                                                           PAGE

ITEM 1.  FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT MARCH 31, 1998, (UNAUDITED) AND DECEMBER 31, 1997        3

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998, AND 1997         4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 1998,
AND 1997                                                    5

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

SIGNATURES


        UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

          (Dollars in thousands, except per share data)


                             ASSETS


                                                  March 31,     December 31,
                                                    1998           1997
                                                (Unaudited)


Cash and due from banks                          $  10,511       $  14,539

Trading account securities, at fair value              995               0

Investment securities available for sale,
at fair value                                      172,348         172,499

Loans, net of allowance for loan losses of
$4,309 and $4,046, respectively                    222,402         215,897

Premises and equipment                               7,293           6,837

Other assets                                        16,302          16,169
     Total Assets                                $ 429,851       $ 425,941



              LIABILITIES AND SHAREHOLDERS' EQUITY


Deposits                                         $ 324,752       $ 322,418

Borrowings                                          43,456          44,879

Other Liabilities                                    6,759           5,933
     Total liabilities                           $ 374,967       $ 373,230


SHAREHOLDERS' EQUITY:

Common stock, par value $.01 per share;
10,000,000 shares authorized; 3,606,115
and 3,601,785 shares issued,
respectively                                     $      36      $       36

Surplus                                              8,133           8,057

Net unrealized gain on securities
available for sale                                   1,538           1,013

Retained earnings                                   45,429          43,859

Less treasury stock-64,000 shares and
64,100 shares, respectively, at cost                  (252)           (254)

     Total shareholders' equity                  $  54,884       $  52,711

     Total liabilities and shareholders'
     equity                                      $ 429,851       $ 425,941


The accompanying notes are an integral part of these statements.



        UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          (Dollars in thousands, except per share data)


                                            Three Months Ended
                                                 March 31,
                                               1998      1997
                                            (Unaudited)

INTEREST INCOME:
Interest and fees on loans                    $ 6,653   $ 5,330
Interest on securities                          3,472     3,756
     Total interest income                     10,125     9,086

INTEREST EXPENSE:
Interest on deposits                            3,083     3,326
Interest on borrowings                            643       491
     Total interest expense                     3,726     3,817

NET INTEREST INCOME                             6,399     5,269

PROVISION FOR LOAN LOSSES                         633       423
     Net interest income after
       provision for loan losses                5,766     4,846


NONINTEREST INCOME:
     Service and other charges on
       deposit accounts                           539       455
     Other income                                 423       229
     Securities gains                             249       134
          Total noninterest income              1,211       818

NONINTEREST EXPENSES:
     Salaries and employee benefits             2,187     1,767
     Occupancy expense                            256       198
     Furniture and equipment expense              352       278
     Other expenses                             1,099       974
          Total noninterest expense             3,894     3,217
     Income before income taxes                 3,083     2,447

PROVISION FOR INCOME TAXES                        840       680

NET INCOME                                    $ 2,243   $ 1,767

BASIC AND DILUTED NET INCOME PER SHARE        $   .63   $   .50

DIVIDENDS PER SHARE                           $   .19   $   .11



The accompanying notes are an integral part of these statements.


        UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          (Dollars in thousands, except per share data)

                                            Three Months Ended
                                                 March 31,
                                               1998       1997
                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $ 2,243   $ 1,767

Adjustments:
  Depreciation                                     232       220
  Amortization of premiums and discounts,
    net                                            139       161
  Amortization of intangibles                      160       124
  Provision for losses on loans                    633       423
  (Gain) loss on sale of securities, net           (71)      (54)
  Changes in assets and liabilities:
    Decrease(increase) in other assets          (1,838)      620
    (Decrease)increase in other
      liabilities                                  826      (530)
     Total adjustments                              81       964
     Net cash provided by operating
       activities                                2,324     2,731

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities/call of securities
  available for sale                            11,809     2,865
Proceeds from sales of securities               16,373    12,350
(Purchase of) proceeds from sale of
  property and equipment, net                     (688)      286
Purchase of securities available for sale      (27,025)  (14,624)
Loan (originations) and principal
  repayments, net                               (7,137)   (2,143)
    Net cash used by investing activities       (6,668)   (1,266)

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease(increase) in customer deposits,
  net                                            2,334       754
Sale of treasury stock                               3         0
Exercise of stock options                           75         0
Dividends paid                                    (673)     (390)
(Decrease)increase in borrowings                (1,423)     (843)
    Net cash used by financing activities          316      (479)
    Net increase(decrease) in cash and
      cash equivalents                          (4,028)      986

CASH AND CASH EQUIVALENTS, beginning
  of period                                     14,539    16,006

CASH AND CASH EQUIVALENTS, end of period       $10,511   $16,992



The accompanying notes are an integral part of these statements.



        UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

The accompanying unaudited condensed consolidated financial statements as of March 31, 1998 and 1997 and for the three-month periods then ended, include the accounts of United Security Bancshares, Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operation for any interim period are not necessarily indicative of results expected for the fiscal year ended December 31, 1998. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1997, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 1997 consolidated financial statements.


2.   MERGER BETWEEN USB AND FBI

On June 30, 1997 First Bancshares, Inc. ("FBI") merged with and into USB, and USB survived (combined entity the "Company").

Under the terms of the merger agreement, 1.4 million shares of the Company's common stock were issued in exchange for all of the outstanding shares of FBI's common stock (based on an exchange ratio of 5.83 shares of the Company's common stock for each share of FBI's common stock). The merger was accounted for as a pooling-of-interests and, accordingly, the information included in the financial statements and consolidated notes of the Company presents the combined results of USB and FBI as if the merger had been in effect for all periods presented.

The accompanying condensed consolidated financial statements give effect to the merger, which has been accounted for as a pooling-of-interests. Accordingly, the pre-merger accounts of the former
USB have been combined with those of FBI for all periods presented.


3.   NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period ended March 31, 1998 and 1997. Common stock outstanding consists of issued shares less treasury
stock.   Diluted net income per share for the three month period
ended March 31, 1998 and 1997, was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. The following table represents the net income per share calculations for the three months ended March 31, 1998 and 1997:

                                                      Net Income
For the Three Months Ended       Income      Shares    Per Share

March 31, 1998($ in thousands):
   Net income                    $2,243
   Basic net income per share:
     Income available to
      common shareholders         2,243     3,539,833     $.63
Dilutive securities:
   Stock option
Dilutive net income per share         0        24,758
   Income available to common
     shareholders plus
     assumed conversions         $2,243     3,564,591     $.63

March 31, 1997:
   Net income                    $1,767
   Basic net income per share:
     Income available to
        common shareholders       1,767     3,536,589      $.50
   Dilutive securities                0             0
   Dilutive net income per
     share                       $1,767     3,536,589      $.50


4.   COMPREHENSIVE INCOME

The Company adopted SFAS No. 130 January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

The Company has classified the majority of its securities as available for sale in accordance with Financial Accounting Standards Board Statement No. 115. For the quarter ended March 31, 1998, the net unrealized gain on these securities increased by $833,000. For the quarter ended March 31, 1997, the net unrealized gain on these securities decreased by $22,000.
Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly for the quarters ended March 31, 1998 and 1997, the Company recognized a $525,000 increase and $22,000 decrease in the net unrealized gain component of equity, respectively.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the quarters ended March 31, 1998 and 1997:


                                              1998      1997

     Net income                              $2,243    $1,767
     Other comprehensive income(loss),
       net of tax Unrealized gain (loss)
         on securities                          525       (15)
     Comprehensive income                    $2,768    $1,752


5.   MARKET RISK

There have been no material changes in reported market risks since year-end.

6.   PENDING ACCOUNTING PRONOUNCEMENTS

The AICPA has issued Statements of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interests costs during development of computer software for internal use (planning and preliminary costs should be expensed). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use.

This statement is effective for financial statements for fiscal years beginning after December 15, 1998 (prospectively) and is not expected to have a material effect on the consolidated financial statements.

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

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the three months ended March 31, 1998, to year-end 1997; while comparing income for the three months ended March 31, 1998, to income for the three months ended
March 31, 1997.

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

COMPARING THE THREE MONTHS ENDED MARCH 31, 1998, TO THE THREE
MONTHS ENDED MARCH 31, 1997:

Net income increased $476,000, or 26.9%, thus increasing net income per share to $.63 from $.50. The increase is primarily attributable to a $920,000, or 19% increase in net interest income and a $393,000, or 48% increase in non-interest income. The increase in interest income was due to an increase in the loan portfolio coupled with higher yields generated by Acceptance Loan Company ("ALC"), a wholly owned subsidiary of First United Security Bank. The increase in non-interest income is a result of an increase in the Bank's fee structure and strategy, and $115,000 realized in securities gains.

Non-interest expenses increased $677,000, or 21%. The largest component of this increase was a $420,000 or 23.8% increase in salaries and employee benefits. This increase is primarily associated with the cost of staffing new offices of Acceptance Loan Company. The increases in occupancy expenses, furniture and equipment expenses and other expenses were associated primarily with opening the additional ALC offices and adding computer and processing equipment to accommodate the Bank's consolidation.

COMPARING THE MARCH 31, 1998 STATEMENT OF FINANCIAL CONDITION TO
DECEMBER 31, 1997:

In comparing the financial condition at the end of 1997 to March 31, 1998, the liquidity and capital resources did not materially change during the period. Total assets increased $3.9 million to $429.9 million, while liabilities increased $1.7 million to $375 million. Retained earnings increased $1.5 million, or 3.6%, due to earnings in excess of dividends paid during the period. This change and an increase of $525,000 in net unrealized gain on available for sale securities increased shareholders' equity by $2.2 million to $54.9 million.

CAPITAL RESOURCES:

The Bank's primary sources of funds are customer deposits, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets which provide liquidity to meet lending requirements.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 1998 and December 31, 1997, United Security and the Bank were in compliance with all regulatory capital requirements.

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

DATE:     May 15, 1998

BY:  /s/ Larry M. Sellers
     Its Vice-President, Secretary, and Treasurer
     (Duly Authorized Officer and Principal Financial Officer)