Form 10-Q
period 1998-06-30
UNITED SECURITY BANCSHARES INC
filed 1998-08-13
CIK 717806

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D C  20549



                              FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 1998

                   Commission File Number:  0-14549


                   United Security Bancshares, Inc.
        (Exact name of registrant as specified in its charter)


          Alabama                                63-0843362
(State or other jurisdiction of         (IRS Employer Identification
incorporation or organization)           No.)


     131 West Front Street
     Post Office Box 249
     Thomasville, AL                                36784
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:(334) 636-5424


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


              Class                       Outstanding at June 30, 1998
   Common Stock, $.01 par value                   3,543,070 shares

          UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES


                    PART I.  FINANCIAL INFORMATION

                                                                  [S]
                                                                  PAGE
ITEM 1.   FINANCIAL STATEMENTS:

          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL
          CONDITION AT JUNE 30, 1998 (UNAUDITED) AND DECEMBER
          31, 1997                                                 3

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED
          JUNE 30, 1998 AND 1997                                   4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30,
          1998 AND 1997                                            5

          THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT
          CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE
          OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY
          FOR A FAIR PRESENTATION OF FINANCIAL CONDITION
          AND THE RESULTS OF OPERATIONS FOR THE PERIODS
          PRESENTED

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                      9



                     PART II.  OTHER INFORMATION


OTHER INFORMATION

ITEM 5.   OTHER INFORMATION                                       11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                        12

SIGNATURE PAGE

SIGNATURES                                                        13

           UNITED SECURITY BANCSHARES INC AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

            (Dollars in thousands, except per share data)


                                ASSETS

                                                 June 30,     December 31,
                                                   1998           1997
                                                (Unaudited)

[S]                                              [C]           [C]
Cash and due from banks                          $  10,728     $  14,539

Federal funds sold                                   6,850             0

Investment securities available for sale,
  at fair value                                    171,328       172,499

Loans, net of allowance for loan losses of
  $4,553 and $4,046 respectively                   229,441       215,897

Premises and equipment                               7,525         6,837

Other assets                                        16,443        16,169

     Total assets                                $ 442,315     $ 425,941


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                         $ 321,379     $ 322,418

Borrowings                                          58,426        44,879

Other liabilities                                    5,872         5,933

     Total liabilities                             385,677       373,230

Shareholders' equity:

  Common stock, par value $.01 per share;
    10,000,000 shares authorized; 3,607,070
    and 3,601,785 shares issued, respectively           36            36

  Surplus                                            8,151         8,057

  Net unrealized gain on securities available
    for sale                                         1,771         1,013

  Retained earnings                                 46,932        43,859

  Less treasury stock--64,000 shares and 64,100
    shares, respectively, at cost                     (252)         (254)

     Total shareholders' equity                     56,638        52,711

     Total liabilities and shareholders equity   $ 442,315     $ 425,941


The accompanying notes are an integral part of these statements.

          UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (Dollars in thousands, except per share data)


                                      Three Months Ended   Six Months Ended
                                            June 30,             June 30,
                                         1998      1997      1998     1997

Interest income:
  [S]                                  [C]       [C]       [C]       [C]
  Interest and fees on loans           $ 7,109   $ 5,408   $13,762   $10,738
  Interest on securities                 3,491     3,846     6,963     7,602
     Total interest income              10,600     9,254    20,725    18,340

Interest expense:
  Interest on deposits                   3,113     3,375     6,196     6,701
  Interest on borrowings                   787       529     1,430     1,020
     Total interest expense              3,900     3,904     7,626     7,721

Net interest income                      6,700     5,350    13,099    10,619

Provision for loan losses                  617       345     1,250       768
  Net interest income after pro-
    vision for loan losses               6,083     5,005    11,849     9,851

Noninterest income:
  Service and other charges
    on deposit accounts                    493       457     1,032       912
  Other income                             474       190       897       419
  Securities gains                         216        23       465       157
     Total noninterest income            1,183       670     2,394     1,488

Noninterest expenses:
  Salaries and employee
    Benefits                             2,416     1,500     4,603     3,267
  Occupancy expense                        257       160       513       358
  Furniture and equipment
    Expense                                375       356       727       634
  Other expenses                         1,122     1,441     2,221     2,415
     Total noninterest
       Expense                           4,170     3,457     8,064     6,674

  Income before income taxes             3,096     2,218     6,179     4,665

Provision for income taxes                 920       511     1,760     1,191

Net income                             $ 2,176   $ 1,707   $ 4,419   $ 3,474

Basic net income per share             $   .61   $   .48   $  1.25   $   .98
Diluted net income per share           $   .61   $   .48   $  1.24   $   .98
Dividends per share                    $   .19   $   .11   $   .38   $   .22

The accompanying notes are an integral part of these statements.

          UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            (Dollars in Thousands, Except per Share Data)


                                                     Six Months Ended
                                                         June 30,
                                                      1998      1997
                                                        (Unaudited)


Cash Flows from Operating Activities:

  [S]                                               [C]        [C]
  Net Income                                        $ 4,419    $ 3,474
  Adjustments:
    Depreciation                                        464        445
    Amortization of premiums and discounts, net         334        332
    Amortization of intangibles                         322        249
    Provision for losses on loans                     1,250        768
    (Gain) loss on sale of securities, net             (465)      (157)
    Changes in assets and liabilities:
     Decrease(increase) in other assets                (975)     1,186
     (Decrease)increase in other liabilities            (61)      (800)
       Total adjustments                                869      2,023
       Net cash provided by operating activities      5,288      5,497

Cash Flows from Investing Activities:

  Proceeds from maturities/call of securities
    available for sale                               21,212      5,896
  Proceeds from sale of securities                   31,781     19,925
  (Purchase of) proceeds from sale of property
    and equipment, net                               (1,152)      (597)
  Purchase of securities available for sale         (50,554)   (27,300)
  Loan (originations) and principal repayments, net (14,794)    (2,879)
       Net cash used by investing activities        (13,507)    (4,955)

Cash Flows from Financing Activities:

  Decrease(increase) in customer deposits, net       (1,039)     1,571
  Sale of treasury stock                                  3          0
  Exercise of stock options                              93          0
  Dividends paid                                     (1,346)      (786)
  (Decrease)increase in borrowings                   13,547      1,221
       Net cash used by financing activities         11,258      2,006
       Net increase(decrease) in cash and cash
         equivalents                                  3,039      2,548

Cash and cash equivalents, beginning of period       14,539     16,006

Cash and cash equivalents, end of period             17,578     18,554


The accompanying notes are an integral part of these statements.

          UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

The accompanying unaudited condensed financial statements as of June 30, 1998 and 1997 and for the three-month and six-month periods then ended, include the accounts of United Security Bancshares, Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operation for any interim period are not necessarily indicative of results expected for the fiscal year ended December 31, 1998. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1997, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 1997, consolidated financial statements.

2.   MERGER BETWEEN USB AND FBI

On June 30, 1997, First Bancshares, Inc. ("FBI") merged with and into USB, and USB survived (combined entity the "Company").

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

3.   NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six-month periods ended June 30, 1998, and 1997. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and six-month periods ended June 30, 1998, and 1997, was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." The following table represents the net income per share calculations for the three and six months ended June 30, 1998, and 1997:


                                                           Net Income
For the Three Months Ended          Income     Shares       Per Share

June 30, 1998($ in thousands):
  [S]                               [C]       [C]             [C]
  Net income                        $2,176            0          0
  Basic net income per share:
    Income available to common
      shareholders                   2,176    3,542,513       $.61

Dilutive securities:
  Stock option                           0       26,574
Dilutive net income per share
    Income available to common
      shareholders plus assumed
      conversions                   $2,176    3,569,087       $.61

June 30, 1997:
  Net income                        $1,707
  Basic net income per share:
    Income available to common
      shareholders                   1,707    3,536,589       $.48
Dilutive securities                      0            0
Dilutive net income per share       $1,707    3,536,589       $.48



                                                           Net Income
For the Six Months Ended            Income     Shares       Per Share

June 30, 1998($ in thousands):
  Net income                        $4,419
  Basic net income per share:
    Income available to common
      shareholders                   4,419    3,541,423       $1.25
Dilutive securities:
  Stock option                           0       27,497
Dilutive net income per share
    Income available to common
      shareholders plus assumed
      conversions                   $4,419    3,568,920       $1.24

June 30, 1997:
  Net income                        $3,474
  Basic net income per share:
    Income available to common
      shareholders                   3,474    3,536,589       $.98
Dilutive securities                      0            0
Dilutive net income per share       $3,474    3,536,589       $.98


4.   COMPREHENSIVE INCOME

The Company adopted SFAS No. 130 January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

The Company has classified the majority of its securities as available for sale in accordance with Financial Accounting Standards Board Statement No.
115. For the three and six-month periods ended June 30, 1998, the net unrealized gain on these securities decreased by $75,000 and increased by $758,000, respectively. For the three and six-month periods ended June 30, 1997, the net unrealized gain on these securities increased by $7,000 and decreased by $15,000, respectively. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholder's equity, net of income tax effect. Accordingly, for the three and six month periods ended June 30, 1998, and 1997, the Company recognized a corresponding adjustment in the net unrealized gain component of equity.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three and six months ended June 30, 1998, and 1997:


                                         Three Months        Six Months
                                        Ended June 30,      Ended June 30,
                                         1998     1997       1998    1997

[S]                                     [C]      [C]        [C]     [C]
Net income                              $2,176   $1,707     $4,419  $3,474
Other comprehensive income(loss),
  net of tax
Unrealized gain(loss) on securities        (75)       7        758     (15)

Comprehensive income                    $2,101   $1,714     $5,177   $3,459



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

This statement is effective of for financial statements for fiscal years beginning after December 15, 1998, (prospectively) and is not expected to have a material effect on the consolidated financial statements.

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities. The statement requires derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Statement is effective for fiscal years beginning after June 15, 1999 (prospectively) and is not expected to have a material effect on the consolidated financial statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"). United Security is the parent holding company of First United Security Bank (the "Bank"), and it has no operations of any consequence other than the ownership of its subsidiaries. The Bank's name was changed from United Security Bank to First United Security Bank on July 9, 1997.

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the six months ended June 30, 1998, to year-end 1997; while comparing income for the three and six-month periods ended June 30, 1998, to income for the three and six-month periods ended June 30, 1997.

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

COMPARING THE THREE MONTHS ENDED JUNE 30, 1998, TO THE THREE MONTHS ENDED JUNE 30, 1997:

Net income increased $469,000, or 27.5%, thus increasing net income per share to $.61 from $.48. The increase is primarily attributable to a $1.3 million, or 14.5%, increase in interest income and a $513,000, or 76.6%, increase in noninterest income, which were offset by a $713,000, or 20.6%, increase in noninterest expense, and a $272,000 increase in the provision for loan losses. The increase in the provision for loan losses was primarily a result of continued growth in the finance company. The allowance for loan losses reflects management's estimates, which take into account historical experience, the amount of nonperforming assets, and general economic conditions.

The increase in interest income was due to increases in interest on loans. This increase is due to an increase in the average loans outstanding and an increase in the average yield.

The $713,000, or 20.6%, increase in noninterest expense was primarily attributed to increases in salaries and employee benefits expenses by $916,000 which was offset by reductions of $319,000 in other noninterest expense. A significant portion of this increase is associated with the cost of adding offices to the Acceptance Loan Company, a wholly owned subsidiary of First United Security Bank.

COMPARING THE SIX MONTHS ENDED JUNE 30, 1998, TO THE SIX MONTHS ENDED JUNE 30, 1997:

Net income increased $945,000, or 27.2%, thus increasing net income per share to $1.25 from $.98. The increase is primarily attributable to a $2.4 million, or 13.0%, increase in interest income and a $906,000, or 60.9%, increase in noninterest income, which were offset by a $1.4 million, or 20.8%, increase in noninterest expense, and a $482,000 increase in the provision for loan losses. The increase in the provision for loan losses was primarily a result of continued growth in the finance company. The allowance for loan losses reflects management's estimates, which take into account historical experience, the amount of nonperforming assets, and general economic conditions.

The increase in interest income was due to increases in interest on loans. This increase is due to an increase in the average loans outstanding and an increase in the average yield.

The $1.4 million, or 20.8%, increase in noninterest expense was primarily attributed to increases in salaries and employee benefits expenses by $1.3 million. A significant portion of this increase is associated with the cost of adding offices to the Acceptance Loan Company, a wholly owned subsidiary of First United Security Bank.

COMPARING THE JUNE 30, 1998, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 1997:

In comparing the financial condition and December 31, 1997, to June 30, 1998, the liquidity and capital resources did not materially change during the period. Total assets, increased $16.4 million to $442 million, while liabilities increased $12.4 to $386 million. Retained earnings increased $3.1 million, or 7.0%, due to earnings in excess of dividends paid during the period. This change and an increase of $758,000 in net unrealized gain on available for sale securities increased shareholders' equity by $3.9 million to $56.6 million.

CAPITAL RESOURCES:

The Bank's primary sources of funds are customer deposits, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows, and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest earning assets, which provide liquidity to meet lending requirements.

The Bank is required to maintain certain levels of regulatory capital. At June 30, 1998, and December 31, 1997, United Security and the Bank were in compliance with all regulatory capital requirements.

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

                     PART II:  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION


Shareholder proposals submitted to Bancshares in compliance with SEC Rule 14a-8 (which concerns shareholder proposals that are requested to be included in a company's proxy statement) must be received at Bancshares' offices on or before December 2, 1998. Pursuant to SEC Rules 14a-4 and 14a-5 (which, among other things, concern the exercise of discretionary voting authority with respect to shareholder proposals other than proposals that have been requested to be included in Bancshares' proxy statement), shareholders are advised that a shareholder proposal will be untimely if provided to Bancshares after February 15, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 is filed with this report.

                            SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE:      August 12, 1998

BY:  /s/  Larry M. Sellers
     Its Vice-President, Secretary, and Treasurer
     (Duly Authorized Officer and Principal Financial Officer)