Form 10-Q
period 1998-09-30
UNITED SECURITY BANCSHARES INC
filed 1998-11-16
CIK 717806

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1998

                Commission File Number:  0-14549

                United Security Bancshares, Inc.
     (Exact name of registrant as specified in its charter)

               Alabama                            63-0843362
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

          131 West Front Street
          Post Office Box 249
          Thomasville, AL                            36784
     (Address of principal executive              (Zip Code)
      offices)

     Registrant's telephone number, including area code:  (334)636-5424

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X           No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at September 30, 1998
     Common Stock, $.01 par value            3,545,345




              UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES


                 PART I.  FINANCIAL INFORMATION

                                                                     Page



     ITEM 1.  FINANCIAL STATEMENTS:

       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
        AT SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997       3

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
        AND 1997                                                      4

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30,
        1998 AND 1997                                                 5

       THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT
        CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE
        OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY
        FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND
        THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED          6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                   10


                   PART II.  OTHER INFORMATION

     OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      13

     SIGNATURE PAGE

     SIGNATURES                                                     14






        UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          (Dollars in thousands, except per share data)



                             Assets

                                                     September 30, December 31,
                                                          1998         1997
                                                       (Unaudited)

     CASH AND DUE FROM BANKS                              $ 12,673  $ 14,539

     FEDERAL FUNDS SOLD                                          0         0

     INVESTMENT SECURITIES AVAILABLE FOR
       SALE, at fair value                                 177,929   172,499

     LOANS, net of allowance for loan
       losses of $4,799 and $4,046,
        respectively                                       231,331   215,897

     PREMISES AND EQUIPMENT                                  7,785     6,837

     OTHER ASSETS                                           16,343    16,169
         Total assets                                     $446,061  $425,941


              LIABILITIES AND SHAREHOLDERS' EQUITY

     DEPOSITS                                             $321,327  $322,418

     BORROWINGS                                             58,110    44,879

     OTHER LIABILITIES                                       7,136     5,933
          Total liabilities                                386,573   373,230

     SHAREHOLDERS' EQUITY
       Common stock, par value $.01 per
        share; 10,000,000 shares authorized;
        3,609,345 and 3,601,785 shares issued,
        respectively                                            36        36
       Surplus                                               8,191     8,057
       Net unrealized gain on securities
        available for sale                                   2,945     1,013
       Retained earnings                                    48,568    43,859
       Less treasury stock--64,000 shares and
        64,100 shares, respectively, at cost                  (252)     (254)
          Total shareholders' equity                        59,488    52,711
          Total liabilities and
           shareholders' equity                           $446,061  $425,941

     The accompanying notes are an integral part of these statements.







             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share data)


                                        Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                            1998     1997      1998     1997
                                             (Unaudited)        (Unaudited)


INTEREST INCOME:
  Interest and fees on loans               $ 7,687  $ 5,716  $21,449  $16,454
  Interest on securities                     3,567    3,665   10,530   11,266
    Total interest income                   11,254    9,381   31,979   27,720

INTEREST EXPENSE:
  Interest on deposits                       3,191    3,359    9,387   10,060
  Interest on borrowings                       865      472    2,295    1,493
    Total interest expense                   4,056    3,831   11,682   11,553

NET INTEREST INCOME                          7,198    5,550   20,297   16,167

PROVISION FOR LOAN LOSSES                      719      399    1,969    1,166
   Net interest income after
    provision for loan losses                6,479    5,151   18,328   15,001

NONINTEREST INCOME:
   Service and other charges
    on deposit accounts                        514      471    1,546    1,383
   Other income                                496      275    1,393      693
   Securities gains                             55      202      520      359
     Total noninterest income                1,065      948    3,459    2,435

NONINTEREST EXPENSES:
   Salaries and employee
    benefits                                 2,480    1,819    7,083    5,086
   Occupancy expense                           290      284      803      642
   Furniture and equipment
    expense                                    378      317    1,105      951
   Other expenses                            1,113    1,859    3,334    4,273
     Total noninterest expense               4,261    4,279   12,325   10,952
   Income before income taxes                3,283    1,820    9,462    6,484
PROVISION FOR INCOME TAXES                     972      632    2,732    1,823
NET INCOME                                 $ 2,311  $ 1,188  $ 6,730  $ 4,661

BASIC NET INCOME PER SHARE                    $.65     $.34    $1.90    $1.32
DILUTED NET INCOME PER SHARE                  $.65     $.34    $1.89    $1.32
DIVIDENDS PER SHARE                           $.19     $.15    $ .57    $ .37

     The accompanying notes are an integral part of these statements.





             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Dollars in thousands, except per share data)


                                                            Nine Months Ended
                                                              September 30,
                                                             1998       1997
                                                               (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $6,730  $ 4,661
  Adjustments:
    Depreciation                                                 730      462
    Amortization of premiums and discounts, net                  167      953
    Amortization of intangibles                                  424      254
    Provisions for losses on loans                             1,969    1,166
    (Gain) loss on sale of securities, net                      (254)    (359)
    (Gain) loss on sale of fixed assets                           (7)       0
    Changes in assets and liabilities:
      Decrease (increase) in other assets                     (3,378)  (5,551)
      (Decrease) increase in other liabilities                 1,203    6,599
         Total adjustments                                       854    3,524
         Net cash provided by operating activities             7,584    8,185
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/call of securities
   available for sale                                         35,832    3,281
  Proceeds from sales of securities                           28,455   36,562
  (Purchase of) proceeds from sale of property
   and equipment, net                                         (1,671)  (1,053)
  Purchase of securities available for sale                  (64,918) (39,931)
  Loan (originations) and principal repayments, net          (17,403)  (3,789)
       Net cash used by investing activities                 (19,705)  (4,930)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment for fractional shares                                    0       (3)
  Decrease (increase) in customer deposits, net               (1,091)  (3,058)
  Sale of treasury stock                                           3        0
  Exercise of stock options                                      133        0
  Dividends paid                                              (2,021)  (1,357)
  (Decrease) increase in borrowings                           13,231    2,000
       Net cash used by financing activities                  10,255   (2,418)
       Net increase (decrease) in cash and cash
        equivalents                                           (1,866)     837

CASH AND CASH EQUIVALENTS, beginning of period                14,539   16,006
CASH AND CASH EQUIVALENTS, end of period                     $12,673  $16,843

     The accompanying notes are an integral part of these statements.



        UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1.   GENERAL

          The accompanying unaudited condensed consolidated financial statements as of September 30, 1998 and 1997 and for the three-month and nine-month periods then ended, include the accounts of United Security Bancshares, Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

          The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operation of any interim period are not necessarily indicative of results expected for the fiscal year ended December 31, 1998. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1997, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 1997 consolidated financial statements.

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

     3.   NET INCOME PER SHARE

          Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month periods ended September 30, 1998 and 1997. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and nine month periods ended September 30, 1998 and 1997, was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

          In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". The following table represents the net income per share calculations for the three and nine months ended
          September 30, 1998 and 1997:


                                                                   Net Income
          For the Three Months Ended            Income    Shares    Per Share

          September 30, 1998 ($ in
           thousands):
             Net income                          $2,311
             Basic net income per share:
               Income available to
                  common shareholders             2,311   3,544,683      $.65
          Dilutive securities:
             Stock option                            0      24,796
          Dilutive net income per share:
             Income available to common
               shareholders plus assumed
                conversions                      2,311   3,569,479      $.65

          September 30, 1997:
             Net income                         $1,188
             Basic net income per share:
                Income available to
                  common shareholders            1,188   3,536,748      $.34
             Dilutive securities                     0           0
             Dilutive net income per
              share                             $1,188   3,536,748      $.34


                                                                   Net Income
          For the Nine Months Ended             Income    Shares    Per Share

          September 30, 1998 ($ in
           thousands):
             Net income                         $6,730
             Basic net income per share:
                Income available to
                  common shareholders            6,730   3,542,562     $1.90
             Dilutive securities:
                Stock option                         0      26,917
             Dilutive net income per share:
                Income available to common
                 shareholders plus assumed
                  conversions                   $6,730   3,569,479     $1.89

          September 30, 1997:
             Net income                         $4,661
             Basic net income per share:
                Income available to
                 common shareholders             4,661   3,536,748     $1.32
             Dilutive securities                     0           0
             Dilutive net income
              per share                          4,661   3,536,748     $1.32



     4.   COMPREHENSIVE INCOME

          The company adopted SFAS No. 130 January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

          The Company has classified the majority of its securities as available for sale in accordance with Financial Accounting Standards Board Statement No. 115. For the three and nine month periods ended September 30, 1998, the net unrealized gain on these securities increased by $1.9 million and increased by $3.1 million, respectively. For the three and nine month periods ended September 30, 1997, the net unrealized gain on these securities increased by $731,000 and $707,000, respectively. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three and nine month periods ended September 30, 1998 and 1997, the Company recognized a corresponding adjustment in the net unrealized gain component of equity.

          Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three and nine months ended September 30, 1998 and 1997:



                                                Three Months   Nine Months
                                                   Ended          Ended
                                                September 30,  September 30,
                                               1998     1997    1998   1997

          Net income                          $2,311  $1,188  $6,730  $4,661
          Other comprehensive
           income(loss), net of
            tax:
              Unrealized gain(loss)
               on securities                   1,174     457   1,932   1,030
          Comprehensive income                $3,485  $1,645  $8,662  $5,691





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

          The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities. The statement requires derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This Statement is effective for fiscal years beginning after June 15, 1999 (prospectively) and is not expected to have a material effect on the consolidated financial statements.

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

     The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the nine months ended September 30, 1998, to year-end 1997; while comparing income for the three and nine month periods ended September 30, 1998, to income for the three and nine month periods ended September 30, 1997.

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

     COMPARING THE THREE MONTHS ENDED SEPTEMBER 30, 1998, TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

     Net income increased $1.1 million, or 94.5%, thus increasing basic net income per share to $.65 from $.34. The increase is primarily attributable to a $1.8 million, or 19.9%, increase in interest income and a $117,000, or 12.3%, increase in noninterest income, which were offset by a $320,000 increase in the provision for loan losses. The increase in the provision for loan losses was primarily a result of continued growth in the finance company.
     The allowance for loan losses reflects management's estimates, which take into account historical experience, the amount of nonperforming assets, and general economic conditions.

     The increase in interest income was due to increases in interest on loans. This increase is due to an increase in the average loans outstanding and an increase in the average yield.

     The $18,000 or (.42)%, decrease in noninterest expense was primarily attributed to increases in salaries and employee benefits expenses of $661,000 which were offset by a reduction of $746,000 in other noninterest expense. A significant portion of the increase in salaries and employee benefits expenses is associated with the cost of adding offices to the Acceptance Loan Company, a wholly owned subsidiary of First United Security Bank. The resulting offset in other noninterest expense is associated with the merger expenses recorded during fiscal 1997.

     COMPARING THE NINE MONTHS ENDED SEPTEMBER 30, 1998, TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997:

     Net income increased $2 million, or 44.4%, thus increasing basic net income per share to $1.90 from $1.32. The increase is primarily attributable to a $4.2 million, or 15.0%, increase in interest income and a $1 million, or 42%, increase in noninterest income, which were offset by a $1.3 million, or 12.5%, increase in noninterest expense, and a $803,000 increase in the provision for loan losses. The increase in the provision for loan losses was primarily a result of continued growth in the finance company.
     The allowance for loan losses reflects management's estimates, which take into account historical experience, the amount of nonperforming assets, and general economic conditions.

     The increase in interest income was due to increases in interest on loans. This increase is due to an increase in the average loans outstanding and an increase in the average yield.

     The $1.3 million, or 12.5%, increase in noninterest expense was primarily attributed to increases in salaries and employee benefits expenses by $1.9 million. A significant portion of this increase is associated with the cost of adding offices to the Acceptance Loan Company, a wholly owned subsidiary of First United Security Bank.

     COMPARING THE SEPTEMBER 30, 1998 STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 1997:

     In comparing the financial condition at December 31, 1997 to September 30, 1998, the liquidity and capital resources did not materially change during the period. Total assets, increased $20.1 million to $446 million, while liabilities increased $13.3 million to $386 million. Retained earnings increased $4.7 million, or 10.7%, due to earnings in excess of dividends paid during the period. This change and an increase of $1.9 million in net unrealized gain on available for sale securities increased shareholders's equity by $6.7 million to $59.4 million.

     CAPITAL RESOURCES:

     The Bank's primary sources of funds are customer deposits, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows, and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.


     The Bank is required to maintain certain levels of regulatory capital. At September 30, 1998 and December 31, 1997, United Security and the Bank were in compliance with all regulatory capital requirements.

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

     YEAR 2000 PROBLEM

     The Year 2000 ("Y2K") problem is the programming problem caused by some computer software programs and hardware systems using only two digits to indicate a year and assuming that the first two digits of any year are "19". Risks to the Company if its computer systems are not Y2K complaint include the inability to process customer deposits or checks drawn on the Bank, inaccurate interest accruals and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers', and customers' computer systems are not Y2K complaint. These risks include the inability of the Bank to communicate with the centralized data processing center if phone systems are not working, the interruption of business in the event of power outages, the inability of loan customers to comply with repayment terms if their businesses are interrupted, and the inability to make payment for checks drawn on the Bank, receive payment for checks deposited by the Bank's customers, or invest excess funds if the Federal Reserve Bank's or correspondent banks' are not Y2K compliant. The Company's most important mission critical system is the software and hardware responsible for maintaining and processing general ledger, deposits, and loan accounts. The Bank will be involved in a test of this system prior to year-end 1998. Testing of all other systems is scheduled to be completed by the end of 1998. The Company is in the process of contacting its key vendors, suppliers, and customers to determine their Y2K compliance. The Company is also in the process of establishing a contingency plan, which is scheduled to be completed by the end of 1998. The Company estimates that the cost of testing and updating its systems for Y2K compliance will be less than $50,000.

                        PART II:  OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 is filed with this report.

     (b) A report on Form 8-K, dated September 9, 1998, was filed on September 9, 1998, reporting pursuant to Item 5 of Form 8-K the passing of Jack M. Wainwright, III, President and Chief Executive Officer of United Security Bancshares, Inc. and the formation of a Management Committee to be responsible for the day-to-day operations of the Company until a new president is hired.

                         SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     UNITED SECURITY BANCSHARES, INC.

     DATE:  November 16, 1998

     BY:  /s/ Larry M. Sellers
          Its Vice President and Secretary and Treasurer
          (Duly Authorized Officer and Principal Financial Officer)