Form 10-K
period 1998-12-31
UNITED SECURITY BANCSHARES INC
filed 1999-03-30
CIK 717806

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     Shares of common stock ($0.01 par value) outstanding as of December 31, 1998: 3,546,845.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the sales price of shares sold in a private transaction on February 17, 1999, is $119,152,280. (There is no established public trading market for the Registrant's voting stock.)

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the 1999 annual meeting of its shareholders are incorporated by reference into Part III.

                United Security Bancshares, Inc.
                   Annual Report on Form 10-K
                    for the fiscal year ended
                        December 31, 1998

                        TABLE OF CONTENTS

                                                                   Sequential
Part     Item     Caption                                            Page No.

I         1       Business...............................................3

          2       Properties.............................................7

          3       Pending Legal Proceedings..............................8

          4       Submission of Matters to a vote of Security Holders....8

II        5       Market for Registrant's Common Equity and
                  Related Stockholder Matters............................8

          6       Selected Financial Data................................9

          7       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................9

          7A      Quantitative and Qualitative Disclosures About
                  Market Risk............................................

          8       Financial Statements and Supplementary Data............

          9       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................

III      10       Directors and Executive Officers of the Registrant.....

         11       Executive Compensation.................................

         12       Security Ownership of Certain Beneficial Owners
                  and Management.........................................

         13       Certain Relationships and Related Transactions.........

IV       14       Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K................................

Signatures...............................................................

Exhibits.................................................................

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

     The Bank has sixteen banking offices, which are located in Thomasville, Coffeeville, Fulton, Gilbertown, Grove Hill, Butler, Jackson, Brent, Centreville, North Bibb and Harpersville, Alabama, and its market area includes portions of Bibb, Clarke, Choctaw, Marengo, Shelby, Sumter, Tuscaloosa, Washington, and Wilcox Counties in Alabama, as well as Clarke, Lauderdale and Wayne Counties in Mississippi.

     The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings and time deposits, making personal and commercial loans, credit card and safe deposit box services, and the purchase and sale of government securities.

     The Bank encounters vigorous competition from 10 banks located in its service area for, among other things, new deposits, loans, savings deposits, certificates of deposit, interest-bearing transaction accounts, and other banking and financial services.

     As of December 31, 1998, the Bank had 197 full-time equivalent employees, ALC had 89 full-time equivalent employees, and Bancshares had no employees, other than the officers of Bancshares who are indicated in Part III, Item 10 of this report.

     Legislation

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorized bank holding companies to acquire banks and other bank holding companies without geographic limitations beginning September 30, 1995. The arrival of interstate banking is expected to increase further the competitiveness of the banking industry.

     In addition, beginning on June 1, 1997, the IBBEA authorized interstate mergers and consolidations of existing banks, provided that neither bank's home state has opted out of interstate branching by May 31, 1997. The State of Alabama has opted into interstate branching effective on or before June 1, 1997. Once a bank has established branches in a state through an interstate merger, the bank generally may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal or state law.

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

     Since the Bank is chartered under the laws of the State of Alabama, it is also subject to supervision and examination by the Alabama State Banking Department (the "Department") and is subject to regulation by the Department of all areas of its operations. Alabama law and the regulations of the Department restrict the payment of dividends by state chartered banks. Under Alabama law, a bank must transfer to surplus each year at least 10% of its net earnings until the surplus of the bank is equal to at least 20% of its capital. During this accumulation period, a bank may not pay a dividend in excess of 90% of its net earnings. After this accumulation period, banks must obtain prior written approval of the Superintendent of the Alabama State Banking Department if the total of all dividends declared by the bank in any calendar year will exceed the total of the bank's net earnings (as defined by statute) for that year combined with its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, no dividends may be paid from surplus without the prior written approval of the Superintendent.

     In accordance with regulatory restrictions, the Bank had at December 31, 1998, $4,531,000 of undistributed earnings included in consolidated retained earnings available for distribution to Bancshares as dividends without prior regulatory approval.

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

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1998, Bancshares and the Bank qualified as "well-capitalized."

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

     There have been a number of legislative and regulatory proposals that would have an impact on the operation of bank holding companies and their banks. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on Bancshares and the Bank. For example, on May 13, 1998, the U.S. House of Representatives passed H.R. 10, the "Financial Services Competition Act of 1998," which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises. The stated purposes of H.R. 10 are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services, and increase competition. H.R. 10 removes many of the statutory restrictions contained in current laws regulating the financial services industry and calls for a new regulatory framework of financial institutions and their holding companies. Although H.R. 10 failed to reach the voting stage in the United States Senate before the adjournment of the 105th Congress in 1998, H.R. 10 was reintroduced in the House of Representatives on January 6, 1999, and is currently under consideration. At this time, it is unknown whether H.R. 10 will be enacted into law, or if enacted, what form the final version of such legislation might take and how such legislation may affect Bancshares' business and operations. One consequence may be increased competition from large financial services companies that, under the bill, would be permitted to provide many types of financial service to customers.

     Statistical Information

     Statistical information concerning the business of Bancshares is set forth in Part II of this report.

Item 2. Properties.

     Bancshares owns no property and does not expect to own any.
The business of Bancshares is conducted from the offices of the Bank. ALC leases office space throughout Alabama but owns no property. The aggregate annual rental payments for office space for ALC totals approximately $268,000.

     The Bank has operated from its main office at 131 West Front Street since 1959. It is in a two-story building with approximately 17,000 square feet. During 1986, construction upon Bancshares' and the Bank's main offices at 131 West Front Street, Thomasville, was completed. Approximately 10,000 square feet of office space was added as a result of this construction.

     The Bank operates fifteen branches in addition to its main office. The Highway 43 South branch is located at the intersection of State Highway 43 and Nichol Avenue and is in a one-story brick building with approximately 3,500 square feet. The Coffeeville branch is located on Highway 84 in Coffeeville, approximately 33 miles from Thomasville, and it is in a one-story brick building of approximately 2,000 square feet. The Fulton branch is located on State Highway 178, approximately eight miles from Thomasville, in a one-story frame building of approximately 2,000 square feet. The Butler branch is located at 305 South Mulberry Street, Butler, Alabama in a one-story brick building of approximately 12,000 square feet. There are four drive-in teller facilities at this location. The Gilbertown branch, which consists of a one-story brick building of approximately 2,000 square feet, is located at the intersection of High Street and Highway 17 in Gilbertown, Alabama. There is one drive-in facility at this location. The Coffeeville Road branch in Jackson opened on November 19, 1990, and is located at the intersection of Highway 69 and College Avenue in Jackson, Alabama. The building is a one-story brick building of approximately 2,800 square feet with two drive-in facilities. The Brent branch was acquired on May 31, 1996. This branch is located in Brent, Alabama in a one-story brick building with approximately 8,500 square feet. There are three drive-in facilities at this location. The following branches were acquired as a result of the merger of First Bancshares, Inc. with and into Bancshares in 1997:
The Centreville branch is located at the corner of Davidson Street and Court Square in Centreville, Alabama. That building, a two-story brick building of approximately 9,000 square feet with two drive-in facilities, has been sold. The Bank is currently renting the building while a new building is constructed. The Grove Hill branch is located at the corner of Main Street and Court in Grove Hill, Alabama. This branch is in a one-story brick building with approximately 10,500 square feet and three drive-in facilities. The two new Jackson branches are located on (1) Commerce Street in a two-story brick building with approximately 9,000 square feet and three drive-in facilities and (2) College Avenue in a one-story brick building with approximately 7,800 square feet and four drive-in facilities. The branch in Thomasville is located in a one-story brick building with approximately 3,800 square feet and three drive-in facilities. The branch in North Bibb County is located on Highway 11 in a one-story brick building with two drive-in facilities. The Cobb Street branch has three drive-in facilities and is located in a one-story brick building of approximately 1,000 square feet. Finally, the Harpersville branch has three drive-in facilities and is located in a 3,500 square foot building. Except as noted, all of the Bank's offices are owned in fee simple by the Bank without encumbrance.

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

PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

     There are currently 3,610,945 shares of Bancshares common stock issued and 3,546,845 shares outstanding. As of December 31, 1998, there were approximately 940 shareholders of Bancshares.

     The Bank is authorized by its Articles of Incorporation to issue 25,000 shares of common stock, par value $1.00 per share, all of which are outstanding. Bancshares is the only shareholder of the Bank.

     There is no established public trading market for Bancshares common stock. Management of Bancshares is aware that from time to time Bancshares common stock is bought or sold in private transactions or in transactions directly with a securities broker-dealer making a limited market in Bancshares' common stock. Management of Bancshares is aware of approximately 112 sales of Bancshares common stock since January 1, 1998 at prices ranging from $34.00 to $40.00 per share.

     Bancshares has paid dividends on its common stock on a quarterly basis in the past three years as follows:

                                     Dividend paid
                                    on Common Stock
                  Fiscal Year         (per share)

                      1996               $.40
                      1997               $.53
                      1998               $.72

     As a holding company, Bancshares, except under extraordinary circumstances, will not generate earnings of its own, but will rely solely on dividends paid to it by the Bank as the source of income to meet its expenses and pay dividends. Under normal circumstances, Bancshares' ability to pay dividends will depend entirely on the ability of the Bank to pay dividends to Bancshares.

     The Bank is a state banking corporation, and the payment of dividends by the Bank is governed by the Alabama Banking Code. The restrictions upon payment or dividends imposed by the Alabama Banking Code are described in Part II, Item 5 of Bancshares' Annual Report on Form 10-K for the year ended December 31, 1984 (filed with the Commission in Washington, D.C., file no. 0-14549), and such description is incorporated herein by reference.

Item 6. Selected Financial Information.


         UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARY
                 SELECTED FINANCIAL INFORMATION

                                                    Year Ended December 31,

                                    1998         1997         1996         1995         1994

                                     (In Thousands of Dollars, Except Per Share Amounts)
RESULTS OF OPERATIONS
Interest Revenue                 $ 43,255     $ 37,648     $ 34,551     $ 30,571     $ 23,340
Interest Expense                   15,518       15,376       15,081       13,298        9,095

Net Interest Revenue               27,737       22,272       19,470       17,273       14,245
Provision for Loan Losses           3,187        1,710          800          255          224

Non-Interest Revenue                4,558        4,361        2,725        2,555        2,250
Non-Interest Expense               17,008       15,229       11,765       10,898       10,351

Income Before Income Taxes         12,100        9,694        9,630        8,675        5,920
Income Taxes                        3,521        2,713        2,659        2,225        1,367

Net Income                       $  8,579     $  6,981     $  6,971     $  6,450     $  4,553

Net Income Per Share:
  Basic                          $   2.42     $   1.97     $   1.97     $   1.83     $   1.30
  Diluted                        $   2.40     $   1.96     $   1.97     $   1.83     $   1.30
  Average Number of Shares
    Outstanding (000)               3,543        3,537        3,537         3,520       3,497

PERIOD END STATEMENT OF CONDITION
Total Assets                     $450,073     $425,941     $430,383      $377,120    $308,569
Loans                             235,060      215,897      204,886       182,000     129,603
Deposits                          326,645      322,418      346,306       304,381     247,534
Shareholders' Equity               60,568       52,711       47,616        41,795      31,597

AVERAGE BALANCES
Total Assets                     $439,080     $434,010     $410,541      $364,330    $301,112
Average Earning Assets            408,506      402,271      382,458       337,921     280,096
Loans                             231,792      212,570      198,327       172,146     135,450
Deposits                          320,958      345,442      327,531       294,063     244,788
Shareholders' Equity               57,409       50,164       44,044        37,588      32,175

PERFORMANCE RATIOS
Net Income to:
  Average Total Assets               1.95%        1.61%        1.70%         1.77%       1.51%
  Average Shareholders' Equity      14.94%       13.92%       15.83%        17.16%      14.15%
Average Shareholders' Equity to
  Average Total Assets              13.07%       11.55%       10.73%        10.32%      10.69%
Dividend Payout Ratio               31.40%       26.79%       20.21%        18.12%      24.07%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"), and should be read in conjunction with the Audited Financial Statements and Notes thereto included herein. The emphasis of this discussion will be on the years 1998, 1997, and 1996. All yields presented and discussed herein are based on an accrual basis and not on the tax-equivalent basis.

     On June 30, 1997, First Bancshares, the parent holding company of First Bank and Trust, merged with and into United Security. The merger was accounted for as a pooling of interests, and, accordingly, financial information for all prior periods has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented.

     United Security is the parent holding company of First United Security Bank (the "Bank"). The Bank operates a finance company,
Acceptance Loan Company, that currently has twenty-five offices in Alabama and Northwest Florida.

     United Security also began a courier company as a subsidiary, First Security Courier Corporation, in 1997 mainly for the purpose of delivering checks and documents to the Federal Reserve to aid in check clearing. This courier company performs courier services for First United Security Bank as well as other financial institutions in our market area.

     At December 31, 1998, United Security had consolidated assets of approximately $450.1 million and operated sixteen banking locations in four counties. These sixteen locations contributed approximately $7.8 million to consolidated net income in 1998. First United Security Bank's sole business is banking; therefore, loans and investments are its principal source of income.

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

     (G) the success of the Company's prior and continuing efforts to address issues stemming from potential automation problems associated with the transition to the Year 2000; and

     (H) the expectations, beliefs, and plans of Management as set forth in the letter to shareholders contained in this Annual Report.

     These forward looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities:

     (1) the perceived diversification in product production within the timber industry fails to protect the Bank from its concentration of loans to the timber industry as a result of, for example, the emergence of technological developments or market difficulties that affect the timber industry as a whole,

     (2) periods of lower interest rates continue to accelerate the rate at which the underlying obligations of mortgage-backed securities and collateralized mortgage obligations are prepaid, thereby affecting the yield on such securities held by the Bank;

     (3) inflation grows at a greater-than-expected rate with a material adverse effect on interest rate spreads and the assumptions management of United Security has used in its interest rate hedging strategies and interest rate sensitivity gap strategies;

     (4) rising interest rates adversely affect the demand for consumer credit;

     (5) unexpected problems arise from the transition to the Year 2000, including failure of third parties with whom the Company does business, or governmental or regulatory bodies, to address Year 2000 issues; and

     (6) general economic conditions, either nationally or in Alabama, are less favorable than expected.

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

     The Bank owns all of the stock of Acceptance Loan Company, Inc. ("ALC"), an Alabama corporation. ALC is a finance company organized for the purpose of making consumer loans. The Bank is ALC's only source of funds and ALC'S funding makes up approximately $65 million of the Bank's loans.

     Management believes the most significant factor in producing quality financial results is the Bank's ability to react properly and timely to changes in interest rates. Management is therefore attempting to maintain a more balanced position between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations. The following table reflects the distribution of average assets, liabilities, and shareholders' equity for each of the three years ended December 31, 1998, 1997, and 1996.


Distribution of Assets, Liabilities, and Shareholders' Equity, with
Interest Rates and Interest Differentials

                                                                          December 31,

                                           1998                                1997                               1996

                             Average                  Yield/     Average                 Yield/     Average                 Yield/
                             Balance     Interest     Rate %     Balance     Interest    Rate %     Balance     Interest    Rate %

                                             (In Thousands of Dollars, Except Percentages)
ASSETS
Interest-Earning Assets:
  Loans (Note A)             $231,792      $ 29,397    12.68%     $212,570     $22,964    10.80%    $198,327      $20,219    10.19%
  Taxable Investments
    (Note B)                  150,678        12,292     8.16%      161,125      12,854     7.98%     149,337       12,311     8.24%
  Non-Taxable Investments      24,206         1,469     6.07%       26,704       1,736     6.50%      31,971        1,873     5.86%
  Federal Funds Sold            1,830            97     5.30%        1,872          95     5.07%       2,823          148     5.24%

    Total Interest-Earning
      Assets                  408,506        43,255    10.59%      402,271      37,649     9.36%      382,458      34,551     9.03%

Non-Interest Earning Assets:
  Other Assets                 30,574                               31,739                             28,083

    Total                    $439,080                             $434,010                           $410,541


LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Demand Deposits            $ 59,794      $  1,387     2.32%     $ 64,607     $ 1,644     2.54%     $ 69,461     $ 1,905     2.74%
  Savings Deposits             41,728         1,137     2.72%       43,797       1,218     2.78%       30,939         887     2.87%
  Time Deposits               180,128         9,971     5.44%      193,738      10,413     5.37%      185,588      10,230     5.51%
  Other Liabilities            54,383         3,023     5.56%       34,605       2,101     6.07%       35,383       2,059     5.82%

    Total Interest-Bearing
      Liabilities            $336,033      $ 15,518     4.62%     $336,747     $15,376     4.57%     $321,371     $15,081     4.69%

Non-Interest Bearing
Liabilities:
  Demand Deposits            $ 39,308                             $ 43,300                           $ 41,543
  Other Liabilities             6,330                                3,799                              3,583
  Shareholders' Equity         57,409                               50,164                             44,044

    Total                    $439,080                             $434,010                           $410,541

Net Interest Income
(Note C)                                   $ 27,737                             $ 22,273                          $ 19,470

Net Yield on Interest-
  Earning Assets                                        6.79%                               5.54%                             5.09%



Note A -- For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.

Note B -- Taxable investments include all held-to-maturity, available-for-sale, and trading account securities.

Note C -- Loan fees of $1,099,758, $815,566, and $704,194 for 1998
          1997 and 1996, respectively, are included in interest income amounts above.



Loans and Allowance for Loan Losses

     Total loans outstanding increased by $21.3 million in 1998 with $245.0 million outstanding at year end. Real estate loans decreased by $3.6 million to $123.3 million outstanding at December 31, 1998. Real estate loans made up 50.3% of total gross loans at year end 1998. Construction activity in the trade areas continue to be predominately commercial. The Company continues to offer a home equity loan and a long-term fixed-rate mortgage loan program.

     Real estate loans consist of construction loans to both businesses and individuals. These loans relate to residential and commercial development, commercial buildings and apartment complexes. Real estate loans also consist of other loans secured by real estate such as one-to-four family dwellings including mobile homes, loans on land only, multi-family dwellings, non farm non-residential real estate and home equity loans. Acceptance Loan Company had a total of $9.8 million in real estate loans or 8.0% of total real estate loans at year end 1998.

     Commercial loans totaled $35.4 million at December 31, 1998.
These loans increased $.4 million or 1.2% from December 31, 1997.

     Consumer installment loans totaled $86.3 million at December 31, 1998. This increase of $24.5 million or 39.6% is almost all attributed to growth in Acceptance Loan Company. These loans include loans to individuals for household, family and other personal expenditures including credit cards and related plans. Loans by ALC represent $61.4 million or 71.1% of total consumer installment loans.

     Acceptance Loan Company is a wholly-owned subsidiary of First United Security Bank. ALC was organized in 1995 primarily to make consumer loans. At December 31, 1995, three offices were in operation with $1.9 million in total loans outstanding. At December 31, 1996, six offices were open with $11.3 million in total loans outstanding. At December 31, 1997, twenty offices were open with $39.4 million in total loans. There were twenty-five offices open on December 31, 1998, with $71.2 million in gross loans outstanding. Twenty-two offices are located in Alabama and three in Northwest Florida. Combined loans from these offices make up 29.1
% of total loans of First United Security Bank.

     The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio and changes in its risk profile, credit concentrations, historical trends, specific impaired loans, and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan's original effective market interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considers delinquency and repossessive statistics, historical loss experience, and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during periods they become known.

     The Bank's loan policy requires immediate recognition of a loss if significant doubt exists as to the repayment of the principal balance of a loan. Consumer installment loans at the Bank and ALC are generally recognized as losses if they become 90 days and 120 days or more delinquent, respectively. The only exception to this policy occurs when the underlying value of the collateral or the customer's financial position makes a loss unlikely.

     A credit review of the Bank's individual loans is conducted periodically by branch and by officer. A risk rating is assigned to each loan and is reviewed at least annually. In assigning risk, management takes into consideration the capacity of the borrower to repay, collateral values, current economic conditions and other factors.

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

     The balance in the allowance for loan losses as of December 31, 1998, was $5.0 million. This increase of approximately $1,000,000 over year end 1997 reflects the continuing evaluation of the Bank's portfolio and the growth in Acceptance Loan Company. Management considers this reserve adequate for coverage of losses inherent in the loan portfolio. This allowance is 2% of total loans.

     The following table shows the Bank's loan distribution as of December 31, 1998, 1997, 1996, 1995 and 1994.

                                                                  December 31,

                                          1998         1997         1996         1995         1994

                                                         (In Thousands of Dollars)

Commercial, Financial and
   Agricultural                         $ 35,444     $ 35,036     $ 36,387     $ 33,696     $ 33,106
Real Estate                              123,264      126,824      126,666      114,985       83,530
Installment                               86,282       61,822       49,119       36,301       24,814

  Total                                 $244,990     $223,682     $212,172     $184,982     $141,450


     The amounts of total loans (excluding installment loans) outstanding at December 31, 1998, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less,
(2) more than one year but within five years, and (3) more than five years, are shown in the following table.

                                                                Maturing
                                                        After One
                                             Within     But Within       After
                                           One Year     Five Years     Five Years      Total

                                                         (In Thousands of Dollars)
Commercial, Financial, and Agricultural    $ 25,571      $  6,746      $  3,127      $ 35,444
Real Estate -- Mortgage                      59,526        43,109        20,629       123,264

  Total                                    $ 85,097      $ 49,855      $ 23,756      $158,708


     Variable rate loans totaled approximately $36.8 million and are included in the one-year category.


     First United Security Bank and Acceptance Loan Company (a wholly owned subsidiary of First United Security Bank) began the year with a combined balance in the allowance for loan losses of $4.0 million. Total loans charged off in 1998 totaled $2.6 million. Recoveries on loans previously charged off totaled $345,000, resulting in net loan losses of $2.2 million. Net loan losses for 1997 totaled $798,000. Management allocated and charged to operations $3.2 million in 1998 as an addition to the allowance for loan losses. This compares to $1.7 million charged to operations for 1997. The balance of $5.0 million at year end 1998 represented 2.0% of total loans outstanding and is considered adequate for losses inherent in the portfolio.

     Total loans outstanding on December 31, 1998 were $245 million. Of this total, loans by ALC amounted to $71.2 million.
This represents 29.1% of total loans outstanding. Of the $5.0 million balance in the allowance for loan losses account at December 31, 1998, $1.9 million or 38.0% is represented by reserves maintained for ALC loans.

Non-Performing Assets

     The following table presents information on non-performing loans and real estate acquired in settlement of loans.

                                                                    December 31,

                                                   1998       1997       1996       1995       1994

                                                              (In Thousands of Dollars)
Non-Performing Assets:
   Loans Accounted for on a Non-Accrual Basis     $3,460     $1,488     $1,797     $  169     $  571
   Accruing Loans Past Due 90 Days or More         1,610(1)   1,285      1,122      1,390        612
   Real Estate Acquired in Settlement of Loans       215        506         18         63        429

      Total                                       $5,285     $3,279     $2,937     $1,622     $1,612

Percent of Net Loans and Other Real Estate          2.25%      1.52%      1.44%      0.90%      1.16%


(1) Acceptance Loan Company represents 57.5% of accruing loans past due 90 days or more.


     Accruing loans past due 90 days or more at December 31, 1998, totaled $1.6 million. These loans are well secured and taking into consideration the collateral value and the financial strength of the borrowers, management believed there would be no loss in these accounts and allowed the loans to continue accruing. These loans 90 days and more past due, whether on accrual or non-accrual, are reviewed by the Board of Directors each month. Loans past due 90 days and more on Acceptance Loan Company totaled $925,370 at December 31, 1998, or 57.5% of all loans past due 90 days and more and still accruing.

     At December 31, 1998, the Company had one loan considered to be impaired. The amount of this loan, which is on non-accrual, is $486,826 and the related allowance is $243,000. The average recorded investment in impaired loans during the year ended December 31, 1998 was approximately $512,750. For the year ended December 31, 1998, the Company did not recognize interest income on the impaired loan during the period the loan was considered impaired. The Company had approximately $539,000 considered to be impaired at December 31, 1997.

     In the opinion of management, non-performing loans and any other loans which have been classified for regulatory purposes do not represent or result from trends or uncertainties which will materially impact future operating results, liquidity, or capital resources. Management is not aware of information which would cause serious doubts as to the ability of borrowers to comply with present repayment terms. Non-performing assets as a percentage of net loans and other real estate was 2.25% at December 31, 1998. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only because of underlying collateral values and management's belief that the financial strength of the borrowers is sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset value downgraded. Through frequent training, our lending officers are directed by the Bank's written loan policy to make loans within our trade area, to obtain adequate down payments on purchase-money transactions, and to lend within policy guidelines on other transactions. In addition, the Bank's loan review officer conducts an independent review of individual loans by branch and officer.

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

     It is the policy of First United Security Bank to charge-off immediately as loss all amounts judged to be uncollectible. Management is aware that certain losses may exist in the loan portfolio which have not been specifically identified. The allowance for loan losses is established for this reason. This allowance was $5.0 million at year-end and represented 2% of total loans outstanding. Management believes this allowance is adequate to absorb loan losses inherent in the portfolio.

Allocation of Allowance for Loan Losses

     The following table shows an allocation of the allowance for loan losses for each of the five years indicated.

                                                                         December 31,
                         1998                   1997                 1996                    1995                  1994

                              Percent                Percent                Percent                Percent                Percent
                             of Loans               of Loans               of Loans               of Loans               of Loans
                             in Each                in Each                in Each                in Each                in Each
                             Category               Category               Category               Category               Category
                 Allowance   to Total   Allowance   to Total   Allowance   to Total   Allowance   to Total   Allowance   to Total
                 Allocation    Loans    Allocation    Loans    Allocation    Loans    Allocation    Loans    Allocation    Loans
                                                           (In Thousands of Dollars)
Commercial,
  Financial, and
  Agricultural     $  748       15%       $1,416       16%      $1,097       17%      $  370       18%       $  286        23%
Real Estate           499       50           405       57          313       60          493       62           190        59
Installment         3,742       35         2,225       27        1,724       23        1,604       20         1,428        18

     Totals        $4,989      100%       $4,046      100%      $3,134      100%      $2,467      100%       $1,904       100%


Note: First Bank & Trust did not allocate Allowance for Loan Losses by category.
      Percentages for United Security Bank were used 1994-1996.


     The table above is based, in part, on the loan portfolio make-up, the Bank's internal risk evaluation, historical charge-offs, past-due loans, non-accrual loans and management's judgment. The reallocation of a larger percentage of the consolidated allowance for loan losses to installment loans resulted from growth in the ALC loan portfolio and the increase in net charge-offs in the portfolio discussed below.

     Net charge-offs as shown in the "Summary of Loan Loss
Experience" below indicates the trend for the last five years. Net loan charge-offs as a percentage of average loans increased from
 .38% in 1997 to .97% in 1998.


                                                                    December 31,

                                               1998         1997        1996        1995        1994

                                                               (In Thousands of Dollars)
Balance at Beginning of Period               $ 4,046      $ 3,134      $2,467      $1,904      $1,792
Charge-Offs:
   Commercial, Financial, and Agricultural       (94)        (299)       (246)       (201)        (41)
   Real Estate -- Mortgage                      (111)         (20)        (21)         (6)        (10)
   Installment                                (2,373)        (694)       (497)       (179)       (144)
   Credit Cards                                  (11)         (26)         (9)         (8)         (9)

                                             $(2,589)     $(1,039)     $ (773)     $ (394)     $ (204)
Recoveries:
   Commercial, Financial and Agricultural    $   120      $   110      $   96      $   52      $   38
   Real Estate -- Mortgage                        15           18           0           5           0
   Installment                                   305          107         117          62          51
   Credit Cards                                    5            6           4           8           3

                                             $   345      $   241      $  217      $  127      $   92

Net Charge-Offs (Deduction)                  $(2,244)     $  (798)     $ (556)     $ (267)     $ (112)
Additions Charged to Operations                3,187        1,710         800         255         224
Allowances Acquired                                0            0         423**       575*          0

Balance at End of Period                     $ 4,989      $ 4,046      $3,134      $2,467      $1,904

Ratio of Net Charge-Offs During Period to
   Average Loans Outstanding                    0.97%        0.38%       0.28%       0.16%       0.08%


  * Acquisition of Bibb County Branches by First Bank and Trust in 1995. ** Acquisition of Brent Banking Company by United Security Bank in 1996.


Non-Accruing Loans

      Summarized below is information concerning the income on those loans with deferred interest or principal payments resulting from a deterioration in the financial condition of the borrower.

                                                            December 31,

                                                    1998       1997       1996

                                                     (In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis   $3,460     $1,488     $1,798
Interest Income that Would Have Been Recorded
   under Original Terms                               340        154         91
Interest Income Reported and Recorded During
   the Year                                           298        108         37


     Total loans on non-accrual increased by $1,972,000 from December 31, 1997 to December 31, 1998. The majority of the loans in this category are in process of liquidation or management has commitments from the principals involved for reduction during the year. Underlying collateral values support those loans which are not already in liquidation. Management continues to emphasize asset quality and expects a significant reduction in 1999 of the $3.5 million still on non-accrual at year-end 1998. The Company believes that it has adequate reserves for losses inherent in this portion of the portfolio.

     Lending officers and other personnel involved in the lending process receive ongoing training in compliance as well as asset quality. The Company has no foreign loans. The Company does not make loans on commercial property outside our market area without prior approval of the Board of Directors or the Directors' Loan Committee. The Company is conservative in its lending directives.

Industry Concentration Factors

     The First United Security Bank trade area includes Clarke, Choctaw, and Bibb Counties in Alabama. In addition, parts of Chilton, Hale, Jefferson, Marengo, Monroe, Perry, Shelby, Tuscaloosa, Washington, Sumter and Wilcox Counties in Alabama as well as parts of Clarke, Lauderdale and Wayne Counties in Mississippi are included. There are several major paper mills in our trade area including the Alabama River Companies, Boise Cascade, Fort James and MacMillan Bloedel. In addition, there are several sawmills, lumber companies, and pole and piling producers. The table below shows the dollar amount of loans made to timber and timber related companies as of December 31, 1998. The amount of timber related loans decreased from $49.2 million in 1997 to $41.5 million in 1998. The percentage of timber related loans to gross loans decreased from 22.0% to 17.3%. The growth in ALC loans of $27.3 million during 1998 helped to lower timber industry concentration.

                 Timber            Total        Percentage of
             Related Loans      Gross Loans      Total Loans

             $41.5 million     $245.0 million       16.94%

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

     The Company's market area for Bibb County, Alabama, and surrounding counties gives us an opportunity to diversify. With the opening of the Mercedes Benz manufacturing plant in Vance, Alabama, in 1997, we now have three offices within 25 miles of the plant site. One office is located only 7 miles from the plant. This area continues to be one of the fastest growing corridors in the state. The Company plans to open another new office in the area in the spring of this year.

Investments in Limited Partnerships

     First United Security Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under either the equity or the cost method based on the percentage ownership and influence over operations. The Company's interest in these partnerships was $4,234,447 and $4,272,547 for 1998 and 1997,
respectively. Costs associated with the partnerships carried under the equity method amounted to approximately $128,000 and $122,000 for 1998 and 1997, respectively. Management analyzes these investments annually for potential impairment. The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. United Security's carrying value approximates cost or its underlying equity in the net assets of the partnerships. The Company has remaining cash commitments to these partnerships at December 31, 1998 in the amount of $360,000. Although these investments are considered non-earning assets they do contribute to the bottom line in the form of Federal income tax credits. These credits amounted to $480,000 in 1997 and are estimated to be approximately $490,000 for 1998. Also, operating losses related to these partnerships are available as deductions for taxes on the Company's books.

Deposits

     Average total deposits have declined 2% during the last three years, with a 7% decline in 1998. This lower deposit level was affected by the competitive interest rate environment, the sale of one branch facility and the availability of other low rate funding.


     Average non-interest bearing demand deposits have decreased 5.4% over the last three years, while the decline for 1998 was 9.2%. The ratio of average non-interest bearing deposits to average total deposits remained relatively steady in 1998 at 12.2% from 12.5% in 1997 and 12.7% in 1996.

     Average interest-bearing transaction accounts have decreased 13% during the last three years partly because the Bank reclassified a portion of interest-bearing transaction accounts to money market savings accounts, resulting in a 7.0% decline in 1997. Nevertheless, interest-bearing transaction accounts continue to be an important source of funds for the Bank, accounting for 18.6 % of average total deposits in 1998.

     During the last three years, average time deposits declined 2.9%. This represents a decrease of over $5 million. Average time deposits decreased by 7% in 1998, compared to an increase of 4.2% in 1997. Time deposits represented 56.1% of the total average deposits in 1998 and 1997 compared to 56.7% in 1996. This decline was a result of a repricing strategy to reduce the dependency on mostly high cost price sensitive certificates of deposit.

     Average savings deposits have grown 34.9% since 1996. Average savings declined 4.7% in 1998. The ratio of average savings to average total deposits increased to 13.0% in 1998 compared to 12.7% in 1997 and 9.4% in 1996.

     First United Security Bank's deposit base remains the primary source of funding for the Bank. These deposits represented 73.1% of the average earning assets in 1998 and 85.9% of the average earning assets in 1997. As seen in the following table, overall rates on the deposits increased to 3.89% in 1998, compared to 3.84% in 1997 and 3.98% in 1996. This rate change reflects a somewhat stable interest rate environment. Emphasis continues to be placed on placed on attracting consumer deposits. It is First United Security Bank's intent to expand its consumer deposit base in order to continue to fund asset growth through growth in demand deposits and consumer certificates of deposit.

     In June, 1996, Brent Banking Company was acquired ition contributed approximately $33 mile in the conrion to the total deposits; however, the average total calculation for 1996 was limited to a partial year. Effective November 1997, approximately $9.8 million in deposits were sold as directed by the United States Department of Justice to facilitate the merger between First Bank and Trust and United Security Bank. The sale of deposits had a significant impact on the reduced average deposits in 1998.

     Management, as part of an overall program to emphasize the growth of transaction accounts, will introduce "on-line" banking and a bill paying program as well as enhance the existing "Loyalty" banking program and telephone banking. In addition, an increased effort will be placed on promotions, direct mail campaigns and cross selling efforts. This will be accomplished by remaining safe and sound, emphasizing our products and providing quality service.

     Other Interest-Bearing Liabilities -- Other interest-bearing liabilities include all interest-bearing liabilities except deposits, such as: federal funds purchased, securities sold under agreement to repurchase (repurchase agreements), and Federal Home Loan Bank advances. This category continues to be used as an alternative source of funds. The $19.8 million or 57.1% average increase in 1998 is due to an increase in volume of long term advances from the Federal Home Loan Bank (FHLB). While deposit rates increased slightly in 1998, the average rates on the other liabilities declined by 51 basis points in 1998.

Average Daily Amount of Deposits and Rates

     The average daily amount of deposits and rates paid on such deposits is summarized for the periods in the following table.

                                                      December 31,

                                     1998                  1997                  1996

                              Amount      Rate      Amount      Rate      Amount      Rate

                                    (In Thousands of Dollars, Except Percentages)
Non-Interest Bearing DDA     $ 39,308              $ 43,300              $ 41,543
Interest-Bearing DDA           59,794     2.32%      64,607     2.54%      69,461     2.74%
Savings Deposits               41,728     2.72       43,797     2.78       30,939     2.87
Time Deposits                 180,128     5.44      193,738     5.37      185,588     5.51

  Total                      $320,958     3.89%    $345,442     3.84%    $327,531     3.98%


     Maturities of Time Certificates of Deposits and Other Time
Deposits of $100,000 or more outstanding at December 31, 1998, are summarized as follows:

                                       Time           Other
                                   Certificates        Time
  Maturities                       of Deposits       Deposits         Total

                                            (In Thousands of Dollars)
3 Months or Less                   $12,985,179     $16,840,928     $19,826,107
Over 3 Through 6 Months              6,708,330               0       6,708,330
Over 6 Through 12 Months             5,665,526               0       5,665,526
Over 12 Months                      15,189,138               0      15,189,138

  Total                            $40,548,173     $16,840,928     $47,389,101


Investment Securities and Securities Available for Sale

     Securities available for sale include Collateralized Mortgage Obligations ("CMOs") of $101.3 million, other mortgage backed securities of $31.3 million, state, county and municipal securities of $23.8 million, and other securities of $3.1 million. The total securities portfolio decreased $8.5 million or 4.9% from December 1997 to December 1998. The decrease is a result of increased loan demand and general market conditions.

     At December 1998, approximately $90.5 million in CMOs had floating interest rates which reprice monthly and $10.8 million had fixed interest rates.

     Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of agency guaranteed mortgage-backed obligations and collateralized mortgage obligations. The mortgage-backed obligations in which United Security invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages ("mortgage-backed securities"). Mortgage-backed securities have yield and maturity characteristics corresponding to the underlying mortgages and are subject to any prepayments of principal due to prepayment, refinancing, or foreclosure of the underlying mortgages. Although maturities of the underlying mortgage loans may range up to 30 years, amortization and prepayments substantially shorten the effective maturities of mortgage-backed securities. Transactions in these securities have focused on the three to seven year average maturity range. Principal and interest payments also add significant liquidity to the balance sheet. In 1997, there was a continuing emphasis in CMOs, all of which are collateralized by
U. S. Government and Agency Mortgage Pools. The CMO market in existence since 1983 was created to add liquidity to the mortgage-backed security ("MBS") market by furnishing better distribution of risk/reward profiles. Since CMOs are derived from MBS pools, they are labeled mortgage derivatives.

     Although the Federal Financial Institution Examination Council no longer requires that all MBS derivatives be tested for suitability as an investment in the portfolio of financial institutions, First United Security Bank continues to run these tests at purchase and periodically thereafter. The three tests being performed are as follows:

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

     Securities that do not pass all three tests are designated
"high risk".

     United Security held $37.7 million in securities which, at December 31, 1998, were designated high risk. $5 million of these securities were floating rate, and $24.8 million were inverse floating rate securities and $7.9 million were fixed rate securities. These securities were purchased and/or are being held to hedge certain areas of interest rate risk in the portfolio and balance sheet. There were unrealized losses in this portion of the portfolio at December 31, 1998 of $800,000.

     The overall securities portfolio is formally monitored on a monthly basis, and assessments are made continually relative to United Security's exposure to fluctuations in interest rates. Changes in the level of earnings and fair values of securities are generally attributable to fluctuations in interest rates, as well as volatility caused by general uncertainty over the economy, inflation, and future interest rate trends. MBS and CMOs present some degree of additional risk in that mortgages collateralizing these securities can be prepaid, thereby affecting the yield and market value of the portfolio.

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

     Fair market value of securities vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or other funding needs.12,620 one year ago.

     United Security uses other off balance sheet derivative products for hedging purposes. These include interest rate swaps, caps, floors and options. The use and detail regarding these products are fully discussed under "Liquidity and Interest Rate Sensitivity Management" and in Note 19 in the "Notes to Consolidated Financial Statements".

Investment Securities Available-for-Sale

     The following table sets forth the carrying value of investment securities at the dates indicated.

                                                        December 31,

                                              1998         1997         1996

                                               (In Thousands of Dollars)
Investment Securities Available for Sale:
   U.S. Treasury and Agencies Securities    $  2,090     $  2,096     $  4,987
   Obligations of States, Counties, and
     Political Subdivisions                   23,841       22,228       32,113
   Mortgage-Backed Securities                132,588      144,310      145,098
   Other Securities                            3,076        2,245        3,336
   Unrealized Gains (Losses)                   4,514        1,620        1,672

     Total                                  $164,019     $172,499     $187,206



Investment Securities Available-for-Sale Maturity Schedule

                                                                  Maturing
                                                       After One            After Five
                                    Within             But Within           But Within            After
                                   One Year            Five Years           10 Years             10 Years
                               Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                                                       (In Thousands of Dollars, Except Yields)
Investment Securities
Available for Sale:
   U.S. Treasury and Agency
      Securities               $  500     0.00%     $    0     0.00%     $    0     0.00%     $  1,560     0.00%
   State, County and Municipal
      Obligations               1,081     6.79%      3,994     6.88%      3,498     6.46%       16,955     5.53%
   Mortgage-Backed
      Securities                   90     7.68%         35     3.97%     13,911     7.52%      121,350     6.67%
   Other                        3,094     7.18%         11     7.93%          0     0.00%            0     0.00%

     Total                     $4,265     7.09%     $4,040     6.85%    $17,409     7.31%     $138,305     6.53%

                                                                               TOTAL          $164,019     6.64%


*Available for Sale Securities are stated at Market Value and Market Yield


     The maturities and weighted average yields of investment securities available-for-sale at the end of 1998 are presented in the preceding table based on stated maturity. While the average stated maturity of the Mortgage Backed Securities (excluding CMO's) was 25.40 years, the average life expected is 6.83 years. The average stated maturity of the CMO portion of the portfolio was
23.02 years, and the average expected life was 4.06 years. The average expected life of investment securities available-for-sale was 5.02 years with an average yield of 6.64 percent.


Condensed Portfolio Maturity Schedule

                                                         Dollar     Portfolio
Maturity Summary                                         Amount     Percentage

Maturing in 3 months or less                          $  1,398,017      0.25%
Maturing in 3 months to 1 year                             841,254      0.52
Maturing in 1 to 3 years                                 2,313,859      1.44
Maturing in 3 to 5 years                                 1,931,698      1.20
Maturing in 5 to 15 years                               29,626,597      18.40
Maturing in over 15 years                              125,880,884      78.19

      Total                                           $160,992,309     100.00%


The following Marketable Equity Securities have been excluded from the above Maturity Summary due to no stated maturity date.

     Federal Home Loan Bank Stock            $2,795,400
     Mutual Funds                            $2,710,014
     Other Marketable Equity Securities      $2,221,688


Condensed Portfolio Repricing Schedule

                                                         Dollar     Portfolio
Repricing Summary                                        Amount     Percentage

Repricing in 30 days or less                          $192,105,929     57.21%
Repricing in 31 days to 1 year                             841,254      0.52
Repricing in 1 to 3 years                                2,313,859      1.44
Repricing in 3 to 5 years                                1,726,891      1.07
Repricing in 5 to 15 years                              17,801,650     11.06
Repricing in over 15 years                              46,202,726     28.70

     Total                                            $160,992,309    100.00%


Repricing in 30 days or less does not include:
     Mutual Funds                                      $2,710,014

Repricing in 31 days to 1 year does not include:
   Federal Home Loan Bank Stock                        $2,795,400
   Other Marketable Equity Securities                  $  221,688

The tables above reflect all securities at market value on December
31, 1998.

Securities Gains and Losses

     Non-interest income from securities transactions, trading account transactions, and associated option premium income increased dramatically in 1998 compared to 1997, as can be seen in the table below. The majority of the profits realized in 1998 were generated through the sale of securities. Gains in the investment securities area occurred in connection with United Security's asset and liability management activities and strategies. Options income and other off-balance sheet income declined 19.37% from $396,772 to $319,918. Although this income should be considered non-recurring, it is expected that $123,000 will be recognized in 1999. This income which will be received in 1999 is the result of early termination of interest rate contracts and the deferred gains and losses associated with these interest rate risk management tools, and is being amortized over the original life of the hedge.

     The table below shows the associated net gains or (losses) for the periods 1998, 1997, and 1996:


                                  1998          1997           1996
Investment Securities          $ 410,987     $ 105,254     $ (186,802)
Trading Account                        0        10,187         (2,031)

   Total                       $ 410,987     $ 115,441     $ (188,833)


     Gains in 1998 from sales of investment securities were net of losses of $829,183. Volume of sales as well as other information on securities is further discussed in Note 4 to the financial statements.

Short-Term Borrowings

     Purchased funds can be used to satisfy daily funding needs, and when advantageous, for arbitrage. The following table shows information for the last three years regarding the Bank's short- and long-term borrowings consisting of U. S. Treasury demand notes included in its Treasury, Tax, and Loan Account, securities sold under repurchase agreements, Federal Fund purchases (one day purchases), and other borrowings from the Federal Home Loan Bank.


                                                  Short-Term        Long-Term
                                                  Borrowings        Borrowings
                                                   Maturity          Maturity
                                                   Less Than         One Year
                                                   One Year         or Greater

                                                    (In Thousands of Dollars)
Year Ended December 31,:
     1998                                           $22,212           $55,847
     1997                                             3,913            40,966
     1996                                            22,443             9,088

Weighted Average Interest Rate at Year-end:
     1998                                              4.41%             5.04%
     1997                                              5.23%             5.83%
     1996                                              5.44%             7.50%

Maximum Amount Outstanding at Any Month's End:
     1998                                           $11,620           $55,906
     1997                                            11,936            40,973
     1996                                            43,310             9,164

Average Amount Outstanding During the Year:
     1998                                            $3,929           $55,454
     1997                                             3,210            30,296
     1996                                            26,669             9,130

Weighted Average Interest Rate During the Year:
     1998                                              5.87%             5.53%
     1997                                              5.80%             5.83%
     1996                                              5.49%             7.50%


     During January of 1997, United Security converted Federal Home Loan Bank short-term borrowings to long-term borrowings.

     Balances in these accounts fluctuate dramatically on a day-to-day basis. Rates on these balances also fluctuate daily, but as reflected in the chart above, they generally depicit the current interest rate environment.

Shareholders' Equity

     United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 1998, shareholders' equity totaled $60.5 million, or 13.5% of total assets compared to 12.4% and 11.1% for the same periods in 1997 and 1996, respectively. This level of equity indicates to United Security's shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

     Over the last three years shareholders' equity grew from $41.8 million at the beginning of 1996 to $60.5 million at the end of 1998. All of this growth was the result of internally generated retained earnings, with the exception of the market value adjustment of $2.8 million made for the available for sale investments as required by Statement of Financial Accounting Standards No. 115 and $179,930 from treasury stock retirement and stock options being exercised. The internal capital generation rate (net income less cash dividends as a percentage of average shareholders' equity) was 10.3% in 1998, 10.2% in 1997 and 12.6% in 1996.

    United Security is required to comply with capital adequacy standards established by the Federal Reserve and FDIC. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to risk categories, each with a specified risk weighting factor. The resulting capital ratios represented capital as a percentage of total risk weighted assets and off-balance sheet items.

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

    The banking regulatory agencies have also adopted regulations which supplement the risk based guidelines to include a minimum leverage ratio of 3% of Tier l Capital to total assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3 % level.

     The following chart summarizes the applicable regulatory capital requirements. United Security's capital ratios at December 31, 1998, substantially exceeded all regulatory requirements.


Risk-Based Capital Requirements

                                            Minimum       United Security's
                                          Regulatory          Ratio at
                                          Requirement     December 31, 1998

Tier I Capital to Risk-Adjusted Assets       4.00%              16.20%
Total Capital to Risk-Adjusted Assets        8.00%              17.37%
Tier I Leverage Ratio                        3.00%              12.07%


     Total capital also has an important effect on the amount of FDIC insurance premiums paid. Lower capital ratios can cause the rates paid for FDIC insurance to increase. United Security plans to maintain the capital necessary to keep FDIC insurance rates at a minimum.

    United Security attempts to balance the return to shareholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. Total cash dividends paid were $2.7 million or $.76 per share in 1998 compared to $.53 per share in 1997 and $.40 per share in 1996. The total cash dividends represented a payout ratio of 31.4% in 1998 with a payout ratio of 26.8% and 20.2% in 1997 and 1996 respectively. This is the tenth consecutive year that United Security has increased cash dividends.

Ratio Analysis

     The following table presents operating and capital ratios for each of the last three years.


                                                  Year Ended December 31,

                                                 1998       1997       1996

Return on Average Assets                         1.95%      1.61%      1.70%
Return on Average Equity                        14.94%     13.92%     15.83%
Cash Dividend Payout Ratio                      31.40%     26.79%     20.21%
Average Equity to Average Assets Ratio          13.07%     11.55%     10.73%


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

     The asset portion of the balance sheet provides liquidity primarily from loan principal payments and maturities and through sales, maturities, and payments from the investment portfolio. Other short-term investments such as Federal Funds Sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $116.5 million at December 31, 1998.

     Investment securities maturing or repricing in the same time frame totaled $96 million or 58.5% of the investment portfolio at year-end 1998. In addition, principal payments on mortgage backed securities totaled $9.3 million in 1998. For repricing purposes, $13.6 million in payments have been included in the one year or less categories in the "Interest Rate Sensitivity Analysis", reflecting recent prepayment experience.

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

     As shown in the Consolidated Statements of Cash Flows, operating activities provided significant levels of funds in 1998, 1997 and 1996, due primarily to high levels of net income. In 1998, other items providing cash from operating activities were depreciation, provision for loan losses and amortization of premiums and discounts. Cash flows from investing activities saw most of the proceeds from maturities and prepayments on investment securities being used to finance loan growth. Cash flows from financing activities saw an increase in customer deposits and $2.7 million in dividends paid. Advances from the Federal Home Loan Bank and other borrowings increased $11 million. Net cash and cash equivalents increased $12.3 million as a result of the activities mentioned above.

     Although the majority of the securities portfolio has stated maturities in excess of ten years, the entire portfolio consists of securities that are readily marketable and which are easily convertible into cash. However, management does not necessarily rely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, etc. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings. The proceeds from sales and maturities of investments have been used either to purchase additional investments or to fund loan growth.

     United Security, at December 31, 1998, had long-term debt and short-term borrowings that on average represent 13.5 percent of total liabilities and equity.

     United Security currently has up to $75 million in borrowing capacity from the Federal Home Loan Bank and $17 million in established Federal Funds Lines.

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

     The accompanying table shows United Security's rate sensitive position at December 31, 1998, as measured by gap analysis. Over the next 12 months approximately $364,000 more interest earning assets than interest bearing liabilities can be repriced to current market rates at least once. This analysis indicates that United Security has a positive gap within the next 12 month range and net interest income should benefit slightly from a rising rate environment according to the table.


Interest Rate Sensitivity Analysis


                                                               December 31, 1998

                                                           (In Thousands of Dollars)

                                                       Total
                                 0-3        4-12      1 Year        1-5       Over 5   Non-Rate
                               Months      Months     or Less      Years       Years   Sensitive     Total
Earning Assets:
   Loans (Net of
     Unearned Income)         $ 72,706    $ 43,794    $116,500    $102,150    $21,399   $      0    $240,049
   Investment Securities        98,322      10,931     109,253      22,637     32,129          0     164,019
   Interest Bearing Deposits
     in Other Banks                928           0         928                      0          0         928

   Total Earning Assets       $171,956    $ 54,725    $226,681    $124,787    $53,528   $      0    $404,996
   Percent of Total Earning
     Assets                       42.5%       13.5%       56.0%       30.8%      13.2%                 100.0%

Interest-Bearing Liabilities:
   Interest-Bearing Deposits
   and Liabilities
     Demand Deposits (1)      $ 51,669    $      0    $ 51,669    $ 12,917    $     0   $      0    $ 64,586
     Savings Deposits (1)       19,901           0      19,901      19,901          0          0      39,802
     Time Deposits              58,930      77,192     136,122      46,529          0          0     182,651
     Other Liabilities          10,041       7,587      17,628      37,964        267          0      55,859

   Non-Interest-Bearing
   Liabilities
     Demand Deposits               997           0         997           0          0     38,789      39,786
     Equity                          0           0           0           0          0     22,312      22,312

   Total Funding Sources      $141,538    $ 84,779    $226,317    $117,311    $   267   $ 61,101    $404,996
   Percent of Total
     Funding Sources              34.9%       20.9%       55.9%       29.0%       0.1%      15.1%      100.0%

Interest Sensitivity Gap
(Balance Sheet)              $  30,418    $(30,054)   $ (9,364    $ 37,476    $53,261   $(61,101)   $      0

Off-Balance Sheet            $  (5,000)   $      0    $ (5,000)   $  5,000    $     0   $      0    $      0

Interest Sensitive Gap       $  25,418    $(30,054)   $ (4,636)   $ 12,476    $53,261   $(61,101)   $      0

Cumulative Interest-
Sensitive Gap                $  25,418    $ (4,636)   $   N/A     $ 27,840    $61,101   $      0    $      0

                                                                                Over 5
                                                          Total                  Years
                                   0-3        4-12      1 Year        1-5      Non-Rate
                                  Months      Months     or Less      Years    Sensitive     Total

Ratio of Earning Assets
   to Funding Sources and
   Off-Balance Sheet              1.17%       0.65%       0.98%       1.11%      0.87%       1.00%
Cumulative Ratio                  1.17%       0.98%        N/A        1.02%      1.00%       1.00%


  (1) Management adjustments reflects the Company's anticipated repricing sensitivity of non-maturity deposit products. Historically, balances on non-maturity deposit accounts have remained relatively stable despite changes in market interest rates. Management has classified certain of these accounts as non-rate sensitive based on management's historical pricing practices and runoff experience. Approximately 20% of the interest-bearing demand deposit account balances and 50% of the savings account balances are classified as over one year.

         Certain interest-sensitive assets and liabilities are included in the table based on historical repricing experience and expected prepayments in the case of Mortgage Backed Securities rather than contractual maturities. Non-accruing loans are included in loans at the contractual maturity.


     United Security also uses additional tools to monitor and manage interest rate risk sensitivity. These tools include income simulation analysis and duration analysis. Both analyses are methods of estimating earnings at risk and capital at risk under varying interest rate conditions. They are used to test the sensitivity of net interest income and stockholders' equity to the level of interest and include adjustments for the expected timing and the magnitude of assets and liability cash flows. Also, these measures capture adjustments for the lag between movements in market interest rates and the movement of administered rates on prime rate loans, interest bearing transaction accounts, regular savings, and money market savings accounts. Income simulation analysis indicates that United Security is slightly asset sensitive.


Condensed Balance Sheet Duration Analysis

                                                                Estimated
                                                  Book      Modified Duration
                                                  Value     Down 1%     Up 1%
ASSETS
Cash and Due From Banks
  Total Cash and Cash Equivalent                 $ 12,103     4.36       4.36
Investment Securities Available-for-Sale          164,019     0.16       2.66
Fed Funds Sold & FHLB                              14,728     0.01       0.01
Loans                                             235,060     1.95       1.50
Premises and Equipment                              8,225     4.36       4.36
Accrued Interest Receivable                         4,521     4.36       4.36
Investment in Limited Partnerships                  4,234     4.36       4.36
Other Assets                                        7,183     4.36       4.36

  Total Assets                                   $450,073     1.43       2.10

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand, Non-interest Bearing                     $ 39,786     4.36       4.36
Demand, Interest Bearing                           64,586     0.04       0.14
Savings                                            39,802     0.04       3.10
Time                                              182,471     0.73       0.77

  Total Deposits                                 $326,645

Other Liabilities                                $  7,001     4.36       4.36
Short-Term Borrowing                                   12     0.08       0.08
Long-Term Borrowing                                55,847     1.82       1.82

Shareholders' Equity                               60,568     4.36       4.36

  Total Liabilities and Shareholders' Equity     $450,073     1.57       1.87

Modified Duration Differential                               (0.14)      0.23
*Suggested Change in Market Value of
  Equity (Pre-tax) ($000)                                   $ (642)   $(1,045)


* The change in the market value of equity should represent the present value of the Company's future earnings exposure to a 1% rise or fall in interest rates.


     United Security uses a five step process to calculate the duration of each asset and liability category. The first step is to assemble maturity and repricing data on loans, investments, CD's and other financial instruments with contractual maturities. The second step is to determine how bank management would alter the interest rate for each category of assets and liabilities assuming market interest rates rose or fell 1%. The third step is to combine the maturity analysis and repricing assumptions in order to formulate a modified duration estimate for each category. The fourth step is to calculate a weighted average for total assets and liabilities, and the fifth step is to multiply the modified duration differential as calculated (for both up 1% and down 1% interest rate scenarios) in step four by total assets. Based on the current position of the balance sheet, management believes these present value calculations approximate United Security's aggregate pre-tax earnings exposure for the next 5 years.

     In this methodology, all non-rate sensitive assets, liabilities, and shareholders' equity are assigned a modified duration based on a five year time horizon (4.24 years). Additionally, estimates of modified duration incorporate the likelihood that the investment portfolio would shorten maturity if interest rates fell and lengthen maturity if interest rates rose. The model also incorporates management's belief that deposit and loan rates would not rise or fall equally either by category or by interest rate scenario. Increases or decreases in loan prepayments are not modeled as they are in the investment portfolio, nor is there an allowance for growth or runoff in deposit or loan balances.

     The duration analysis presented above suggests long term (the market value of equity) that the Company's earnings should improve slightly if interest rates rise and should decline with a 1 % fall in interest rates.

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

     Collateral obtained upon exercise of the commitment is determined based on management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land, and other items. The Bank does not normally require collateral for standby letters of credit. As of December 31, 1998, the Bank had outstanding standby letters of credit and commitments to make loans of $6.5 million and $23.5 million, respectively.

     For options written and commitments to purchase securities for forward delivery, the contractual amounts reflect the extent of the Bank's involvement in various classes of financial instruments and does not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures.

     Options are contracts that allow the buyer of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller or writer of the option. As a writer of options, the Bank is paid a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. As of December 31, 1998, the Bank had no outstanding options.

     Commitments to buy and sell securities for delayed delivery require the Bank to buy and sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in securities values and interest rates between the commitment and delivery dates. There were $12 million in commitments to sell securities for delayed delivery and no commitments to purchase securities as of December 31, 1998.

     The Bank is prepared to fulfill the above commitments through scheduled maturities of loans and securities along with cash flows from operations, anticipated growth in deposits, and short-term borrowings .

Operating Results

Net Interest Income

     Net interest income is an effective measurement of how well management has matched interest-rate sensitive assets and interest-bearing liabilities. The fluctuations in interest rates materially affect net interest income. The accompanying table analyzes these changes.

     Net interest income increased by $5.5 million or 24.5% in 1998 compared to 14.4% and 12.7% increases in 1997 and 1996 respectively. Volume, rate, and yield changes contributed to the growth in net interest income. Average interest-earning assets increased by $6.2 million or 1.5 % in 1998, while average interest-bearing liabilities decreased $.7 million. Volume changes of equal amounts in interest-earning assets and interest-bearing liabilities generally increase net interest income because of the spread between the yield on loans and investments and the rates paid on interest bearing liabilities. In 1998, average interest-earning assets outgained average interest-bearing liabilities by $5.5 million.

     United Security's ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percent of average earning assets. The interest margin was 6.8% in 1998 compared to 5.5 % in 1997 and 5.1 % in 1996.

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

    Another factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement gives a more accurate representation of the effect market interest rate movements have on interest rate-sensitive assets and liabilities. The average volume of the interest-bearing liabilities as noted in the table, "Distribution of Assets, Liabilities, and Shareholders' Equity, with Interest Rates and Interest Differentials," decreased .7 % in 1998, while the average rate of interest paid increased from 4.57% in 1997 to 4.62% in 1998, an increase of 5 basis points. Average interest-earning assets increased 1.5% in 1998, while the average yield increased from 9.36% in 1997 to 10.59% in 1998, an increase of 123 basis points. Net yield on average interest earning assets increased 118 basis points from 1997 to 1998. This increase is the result of the higher loan yields associated with loans made by Acceptance Loan Company.

     The percentage of earning assets funded by interest-bearing liabilities also affects the Bank's interest margin. United Security's earning assets are funded by interest-bearing liabilities, non-interest bearing demand deposits, and shareholders' equity. The net return on earning assets funded by non interest-bearing demand deposits and shareholders' equity exceeds the net return on earning assets funded by interest-bearing liabilities. United Security maintains a relatively consistent percentage of earning assets funded by interest-bearing liabilities. In 1998, 82% of the Bank's average earning assets were funded by interest-bearing liabilities as opposed to 84% in 1997 and 82% in 1996. Net interest income is improved as earning assets are funded by a decreasing percentage of interest bearing liabilities.


Summary of Operating Results


                                                   Year Ended December 31,

                                                 1998        1997        1996

                                                  (In Thousands of Dollars)
Total Interest Income                          $43,255     $37,648     $34,551
Total Interest Expense                          15,518      15,376      15,081

Net Interest Income                             27,737      22,272      19,470
Provision for Loan Losses                        3,187       1,710         800

Net Interest Income After Provision for
     Loan Losses                                24,550      20,562      18,670
Non-Interest Income                              4,558       4,361       2,725
Non-Interest Expense                            17,008      15,229      11,765

Income Before Income Taxes                      12,100       9,694       9,630
Applicable Income Taxes                          3,521       2,713       2,659

Net Income                                     $ 8,579     $ 6,981     $ 6,971



Changes in Interest Earned and Interest Expense Resulting from
Changes in Volume and Changes in Rates

                                 1998 Compared to 1997            1997 Compared to 1996            1996 Compared to 1995

                                  Increase (Decrease)              Increase (Decrease)              Increase (Decrease)
                                   Due to Change In:                Due to Change In:                Due to Change In:

                                        Average                          Average                          Average
                              Volume     Rate        Net       Volume     Rate        Net       Volume     Rate       Net
                                                                (In Thousands of Dollars)
Interest Earned On:
   Loans                      $2,200     $4,233     $6,433     $1,499     $1,246     $2,745     $2,665     $ 276     $2,941
   Taxable Investments          (862)       300       (562)       919       (376)       543      1,365      (308)     1,057
   Non-Taxable Investments      (156)      (111)      (267)      (410)       273       (137)       265      (126)       139
   Federal Funds                  (2)         4          2        (48)        (5)       (53)      (174)       16       (158)

  Total Interest-
      Earning Assets          $1,180     $4,426     $5,606     $1,960     $1,138     $3,098     $4,121     $(142)    $3,979

Interest Expense On:
   Demand Deposits            $ (118)    $ (139)    $ (257)    $ (128)    $ (133)    $ (261)    $  217     $  (8)    $  209
   Savings Deposits              (57)       (24)       (81)       357        (26)       331         59       (29)        30
   Time Deposits                (770)       328       (442)       423       (240)       183      1,265        87      1,352
   Other Liabilities             982        (60)       922        (43)        85         42        295      (104)       191

   Total Interest-
      Bearing Liabilities     $   37     $  105     $  142     $  609     $ (314)    $  295     $1,836     $ (54)    $1,782

Increase in Net
   Interest Income            $1,143     $4,321     $5,464     $1,351     $1,452     $2,803     $2,285     $ (88)    $2,197


Provision for Loan Losses

     The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio. Charge-offs exceeded recoveries by $2.2 million during the year, an increase of $1.4 million over the prior years, and accordingly a provision of $3.2 million was expensed for loan losses in 1998. This increased the allowance to 2% of total loans outstanding at December 31, 1998. For additional information and discussion of the allowance for loan losses, refer to the section entitled "Loans and Allowance for Loan Losses".

Non-Interest Income

     Non-interest income consists of revenues generated by a broad range of financial services and activities including fee-based services and commissions earned through insurance sales and trading activities. In addition, gains and losses from the sale of investment portfolio securities and option transactions are included in non-interest income.

     In 1997, the United States Department of Justice required the divestiture of approximately $9.8 million in deposits, branch facility and associated assets in order to approve the merger of United Security Bank and First Bank and Trust. The sale of these deposits and assets resulted in a non-recurring net gain of $592,000. The Bank also sold the building currently housing the Centreville Office in order to move to a new facility that will be completed in the spring of 1999. This sale along with other less significant asset sales resulted in a gain of $310,224 in 1997. Acceptance Loan Company opened four new offices in 1996, fourteen in 1997, added five more in 1998 and currently has a total of twenty-five offices. These events coupled with the Bank's Bond Division formation in 1996 contributed to a $197,306 or 4.5% increase in 1998 compared to a $1,636,171 and $168,806 increase in 1997 and 1996 respectively.

     Fee income from service charges increased $341,310, or 17.4%, from 1996 to 1998, and credit life commission increased $465,165, or 226%, during the same period. This significant growth is attributed to the growth of the ALC operation and changes in products and pricing of certain deposit accounts and related services.

     Non-recurring items of non-interest income include all the securities gains (losses) discussed in a previous section. Investment securities had a net gain of $410,987 in 1998 compared to a $105,254 gain in 1997 and a $186,802 loss in 1996. Income generated in the area of securities gains and losses is dependent on many factors including investment portfolio strategies, interest rate changes, and the short, intermediate, and long-term outlook for the economy.

     Other income decreased $563,744 or 32.4% in 1998. As previously mentioned, this decrease is a result of the extraordinary non-recurring gain realized on the sale of the Bank's assets in 1997.

     United Security continues to search for new sources of non-interest income. These sources will come from innovative ways of performing banking services now as well as providing new services in the future. This philosophy can be seen in the Bond Division organized in 1996. This division of the Bank was formed to offer bond services to community banks and contributed $402,194 to non-interest income in 1998 compared to $266,476 in 1997 and $16,233 in 1996.

Non-Interest Expense

     Non-interest expenses consist primarily of four major categories: salaries and employee benefits, occupancy expense, furniture and equipment expense, and other expense. United Security's non-interest expense was impacted by the Brent Banking Company acquisition in 1996, the start up of twenty-three offices of Acceptance Loan Company since 1996 for a total of twenty-five offices, and the merger of United Security Bank and First Bank and Trust in 1997.

     The ratio of non-interest expenses to average assets increased to 3.8% in 1998 compared to 3.5% and 2.9% in 1997 and 1996 respectively. This ratio was significantly impacted by the events noted above.

     Salaries and employee benefits increased $1.9 million or 24.8% in 1998. 1998 was the first full year of the Bank merger, therefore, it was the first year of a combined incentive program for the combined banks increasing benefits by approximately $420,000. The Bank's salary expense was reduced by about $292,000 in 1998 due mainly to attrition. Additionally, Acceptance Loan Company added 12 employees in 1998 to staff the five new offices and maintained the fourteen new offices added in 1997 for a full year in 1998 for an increase of approximately $1.7 million in salary and benefits expense. At December 31, 1998, United Security had 286 full-time equivalent employees compared to 266 in 1997 and 226 in 1996. The increase is attributable to Acceptance Loan Company's growth and one new office opened by the Bank in Harpersville, Alabama .

    United Security sponsors an Employee Stock Ownership Plan with 401(k) provisions. The Company made matching contributions totaling $376,120, $238,190 and $216,686 in 1998, 1997, and 1996,
respectively.

    Furniture and equipment expense increased 5.35% in 1998, 37% in 1997, and 9.6% in 1996. Most of the 1997 increase of $375,497 is a direct result of the computer and check processing equipment lease and depreciation expenses associated with the merger as well as the expenses associated with the new Acceptance Loan Company offices. The 1998 increase of $74,292 is due to the five new ALC offices and the equipment upgrade in preparation for the Year 2000.

     Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes, and other expenses associated with maintaining sixteen banking offices and twenty-five finance company offices. All, but one, banking offices are owned by the Company. The Bank's Centreville Office and all Acceptance Loan Company offices are leased. Net occupancy expense increased 21.3% in 1998, 26.3% in 1997, and 22.7% in 1996. The increases reflect the new offices of Acceptance Loan Company opened in 1998, 1997 and 1996.

     Other expenses consists of stationery, printing supplies, advertising, postage, telephone, legal and other professional fees, other non-credit losses, and other insurance including deposit insurance, and other miscellaneous expenses. Other expenses decreased 8.3 % in 1998, increased 39.7% in 1997 and decreased 6.8% in 1996. The 1997 increase was due to costs associated with the merger of United Security Bank and First Bank and Trust.
Year 2000 - Technology Considerations

     The Year 2000 issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may not appropriately interpret dates beyond the year 1999. This could result in a system failure, miscalculation or other computer errors causing disruption of operations. The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner and that is unlikely that Year 2000 issues will cause any significant problems with customer service or otherwise have a material adverse impact on the Company's operations or financial performance.

     Management has approved a Year 2000 plan, which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, validation, implementation, testing and contingency planning. Progress under this plan is reported to the Board of Directors on a regular basis.

     The Company's core bank operating software has been certified by the vendor to be Year 2000 compliant. To verify this compliance, the Company loaded the software along with general ledger data on a separate test system. Dates on the test system were advanced to 2000, and results from this test have been validated by Company personnel. The Company's testing and validation of results indicates that the core bank operating software is 100% Year 2000 compliant. The Company also has a number of secondary systems, and testing on these systems is either complete or in process. The Company's target date for completion of such testing is March 31, 1999.

     While the Company's plans are to complete testing of inhouse systems prior to March 31, 1999, there are several industry-wide tests which require participation of the Company as well as the testing of new systems. In addition to the systems outlined above, the Company is tracking the Year 2000 readiness of its utility companies and is finalizing contingency plans for these services to critical operations.

     Since it routinely upgrades and purchases technologically advanced software and hardware, the Company has determined that the cost of making modifications to correct any Year 2000 issues will not materially affect reported operating results. The Company estimates that its remaining capital expenditures to prepare for Year 2000 and correct any Year 2000 issues should not exceed $100,000, and its remaining operating expenditures should not exceed $25,000. This cost estimate does not include salaries or employee benefits of Company employees working on the Year 2000 project, as these costs are not separately tracked.

     The Company also recognizes the importance of determining that its borrowers are addressing the Year 2000 problem to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified to assess the inherent risks and Year 2000 questionnaires are being obtained from such borrowers where considered appropriate. The target date for the completion of this assessment is June 30, 1999. Deposit customers have received statement stuffers and informational matter in this regard. The Company is working on a one-on-one basis with any borrower that has been identified as having high Year 2000 risk exposure.

     The Company has contacted all of its essential suppliers regarding their Year 2000 compliance and has substantially completed an analysis of the possible impact of noncompliance on their ability to fulfill their commitments to the Company. To date, the Company is not aware of any external supplier with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources.

     Management does not believe that the Company will incur significant additional costs associated with the Year 2000 issue. However, management cannot predict the amount of financial difficulties it may incur due to customer and vendor inability to perform according to their agreements with the Company or the effects that other third parties may bring as a result of this issue. The Company also anticipates that deposit customers may perceive a need for increased cash in the latter part of 1999, and management has made liquidity contingency plans to address this potential additional need for currency. Management has held discussions with the Federal Reserve and the Federal Home Loan Bank with regard to such potential increased currency and funding needs. Although the Federal Reserve has announced plans to increase the amount of currency in circulation in preparing for Year 2000, a lack of liquidity in the financial system could have a significant negative impact on the Company. Accordingly, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a material adverse impact on the Company's business, financial condition and results of operations.

     The Company's contingency plans are being tested and may be modified as testing progresses. The Securities and Exchange Commission has asked reporting companies to address a reasonable "worst case" scenario with respect to the Year 2000 issue. Management's estimate of the "worst case" scenario is a loss of electrical power and telecommunication service. The Company has a backup electrical power generator to run its mainframe computer system in case of difficulties with the electricity vendor, but is unable to ascertain how such a loss of electrical power would impact its operations and those of its customers if such power loss was sustained.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk
     The Information required by this item is contained in Item 7 herein under the heading "Liquidity and Interest Rate Sensitivity
Management."

Item 8.  Financial Statements and Supplementary Data.

                  INDEPENDENT AUDITOR'S REPORT

To United Security Bancshares, Inc.:

     We have audited the accompanying consolidated statements of condition of United Security Bancshares, Inc. (an Alabama corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the accompanying consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year ended December 31, 1996. United Security Bancshares, Inc. and First Bancshares, Inc. merged during 1997 in a transaction accounted for as a pooling of interests, as discussed in Note 3. The consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year December 31, 1996, of United Security Bancshares, Inc. and First Bancshares, Inc. were audited by other auditors whose reports dated January 17, 1997 and January 24, 1997, respectively, expressed unqualified opinions on those separate financial statements.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for years then ended in conformity with generally accepted accounting principles.

Birmingham, Alabama

January 22, 1999


                  UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CONDITION

                             December 31, 1998 and 1997

                                      ASSETS

                                                         1998            1997

CASH AND DUE FROM BANKS                             $ 12,102,669     $ 14,312,127
INTEREST BEARING DEPOSITS IN OTHER BANKS              14,728,357          226,451

      Total cash and cash equivalents                 26,831,026       14,538,578

INVESTMENT SECURITIES AVAILABLE FOR SALE             164,019,411      172,499,227

LOANS, net of allowance for loan losses
   of $4,989,173 and $4,045,844, respectively        235,059,761      215,897,434

PREMISES AND EQUIPMENT, net of accumulated
   depreciation of $8,436,763 and $7,559,857           8,225,007        6,837,080

ACCRUED INTEREST RECEIVABLE                            4,520,783        4,048,668

INVESTMENT IN LIMITED PARTNERSHIPS                     4,234,447        4,272,547

OTHER ASSETS                                           7,182,352        7,847,183

       Total assets                                 $450,072,787     $425,940,717

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Demand, noninterest bearing                      $ 39,786,298     $ 40,983,995
   Demand, interest bearing                           64,585,952       61,217,614
   Savings                                            39,801,921       41,352,245
   Time, $100,000 and over                            40,548,173       34,099,172
   Other time                                        141,922,237      144,765,347

      Total deposits                                 326,644,581      322,418,373

OTHER LIABILITIES                                      7,001,153        5,933,331

SHORT-TERM BORROWINGS                                     11,742        3,912,821

LONG-TERM DEBT                                        55,847,223       40,965,644

      Total liabilities                              389,504,699      373,230,169

COMMITMENTS AND CONTINGENCIES (Note 18)

Shareholders' equity:
   Common stock, par value $.01 per share;
      10,000,000 shares authorized; 3,610,945
      and 3,601,604 shares issued, respectively           36,109            36,018
   Surplus                                             8,218,651        8,057,792
   Accumulated other comprehensive income,
      net of tax                                       2,821,556        1,012,620
   Retained earnings                                  49,743,592       43,858,538
   Less treasury stock, 64,100 shares and
      65,015 shares, respectively, at cost              (251,820)        (254,420)

      Total shareholders' equity                      60,568,088       52,710,548

      Total liabilities and shareholders' equity    $450,072,787     $425,940,717


The accompanying notes are an integral part of these consolidated statements.



                  UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                For the Years Ended December 31, 1998, 1997, and 1996

                                                        1998            1997            1996
INTEREST INCOME:
   Interest and fees on loans                       $29,397,310     $22,964,581     $20,219,182
   Interest on investment securities
   available for sale:
      Taxable                                        12,087,389      12,702,142      12,136,212
      Tax-exempt                                      1,468,851       1,735,501       1,872,279
      Other interest and dividends                      188,786         132,802         166,321

                                                     13,745,026      14,570,445      14,174,812
   Interest on trading account securities                15,267          18,323           8,844
   Interest on federal funds sold                        97,350          95,023         148,030

      Total interest income                          43,254,953      37,648,372      34,550,868

INTEREST EXPENSE:
   Interest on deposits                              12,495,765      13,274,760      13,021,430
   Interest on short-term borrowings                    230,738         335,505       1,732,150
   Interest on long-term debt                         2,791,794       1,765,440         327,164

                                                     15,518,297      15,375,705      15,080,744

NET INTEREST INCOME                                  27,736,656      22,272,667      19,470,124

PROVISION FOR LOAN LOSSES                             3,187,103       1,710,128         799,527

   Net interest income after provision
      for loan losses                                24,549,553      20,562,539      18,670,597

NONINTEREST INCOME:
   Service and other charges on deposit accounts      2,302,530       2,194,963       1,961,220
   Credit life insurance commissions                    670,694         312,757         205,529
   Investment securities gains (losses), net            410,987         105,254        (186,802)
   Trading securities gains (losses), net                     0          10,187          (2,031)
   Other income                                       1,173,930       1,737,674         746,748

      Total noninterest income                        4,558,141       4,360,835       2,724,664

NONINTEREST EXPENSE:
   Salaries and employee benefits                     9,766,080       7,823,601       6,379,413
   Furniture and equipment expense                    1,461,872       1,387,580       1,012,083
   Occupancy expense                                  1,061,902         875,523         693,188
   Other expense                                      4,718,118       5,142,485       3,680,994

      Total noninterest expense                      17,007,972      15,229,189      11,765,678

INCOME BEFORE INCOME TAXES                           12,099,722       9,694,185       9,629,583

PROVISION FOR INCOME TAXES                            3,521,072       2,712,727       2,658,593

NET INCOME                                          $ 8,578,650     $ 6,981,458     $ 6,970,990

AVERAGE NUMBER OF SHARES OUTSTANDING                  3,543,325       3,536,642       3,536,585

NET INCOME PER SHARE:
   Basic                                            $      2.42     $      1.97     $      1.97

   Diluted                                          $      2.40     $      1.96     $      1.97

DIVIDENDS PER SHARE                                 $       .76     $       .53     $       .40


The accompanying notes are an integral part of these consolidated statements.



              UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          AND COMPREHENSIVE INCOME

             For the Years Ended December 31, 1998, 1997 and 1996

                                                                     Accumulated
                                                                        Other                                        Total
                                           Common                   Comprehensive    Retained       Treasury      Shareholders'
                                           Stock        Surplus        Income        Earnings     Stock at Cost      Equity
BALANCE AT JANUARY 1, 1996               $ 36,016     $8,046,542     $  786,900     $33,185,749     $(259,548)     $41,795,659

Comprehensive income:
   Net income                                   0              0              0       6,970,990             0        6,970,990
   Net change in unrealized gain (loss)
     on securities available for sale,
     net of tax                                 0              0        258,278               0             0          258,278

   Comprehensive income                                                                                              7,229,268
   Dividends declared                           0              0              0      (1,409,144)            0       (1,409,144)

BALANCE AT DECEMBER 31, 1996               36,016      8,046,542      1,045,178      38,747,595      (259,548)      47,615,783

   Comprehensive income:
     Net income                                 0              0              0       6,981,458             0        6,981,458
   Net change in unrealized gain (loss)
     on securities available for sale,
     net of tax                                 0              0        (32,558)              0             0          (32,558)

   Comprehensive income                                                                                              6,948,900
   Dividends declared                           0              0              0      (1,870,515)            0       (1,870,515)
   Retirement of treasury stock                (9)        (5,119)             0               0         5,128                0
   Exercise of stock options                   11         16,369              0               0             0           16,380

BALANCE AT DECEMBER 31, 1997               36,018      8,057,792      1,012,620      43,858,538      (254,420)      52,710,548
   Comprehensive income:
     Net income                                 0              0              0       8,578,650             0        8,578,650
     Net change in unrealized gain (loss)
     on securities available for sale,
     net of tax                                 0              0      1,808,936               0             0        1,808,936

   Comprehensive income                                                                                             10,387,586
   Dividends declared                           0              0              0      (2,693,596)            0       (2,693,596)
   Sale of treasury stock                       0            651              0               0         2,600            3,251
   Exercise of stock options                   91        160,208              0               0             0          160,299

BALANCE AT DECEMBER 31, 1998             $ 36,109     $8,218,651     $2,821,556     $49,743,592     $(251,820)     $60,568,088


The accompanying notes are an integral part of these consolidated statements.



                 UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 1998, 1997 and 1996

                                                           1998            1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 8,578,650     $ 6,981,458     $ 6,970,990
   Adjustments:
      Depreciation                                         797,959         894,702         969,983
      Provision for loan losses                          3,187,103       1,710,128         799,527
      Deferred income tax benefit                       (1,191,833)       (335,835)       (118,683)
      Amortization of intangibles                          636,651         604,811         338,689
      (Gain) loss on sale of securities, net               410,987        (105,254)        186,802
      (Gain) on sale of branch                                   0        (592,012)              0
      (Gain) loss on sale of fixed assets                        0        (364,378)          1,004
      Equity in loss of unconsolidated investee                  0         150,000           6,029
      Amortization of premium and discounts, net           630,654       1,297,363       1,285,411
      Changes in assets and liabilities:
         (Increase) decrease in accrued interest
             receivable                                   (472,115)       (381,024)        143,129
         (Increase) decrease in other assets               162,925        (515,295)       (410,413)
         Increase (decrease) in interest payable           218,808          48,849          (2,643)
         Increase in other liabilities                     840,717         900,534         932,434

         Net cash provided by operating activities      13,800,506      10,294,047      11,102,259

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available
      for sale                                         (81,139,966)    (49,711,539)    (68,311,896)
   Proceeds from sales of investment securities
      available for sale                                37,687,753      47,507,930      39,166,424
   Proceeds from maturities and prepayments of
      investment securities available for sale          54,511,409      15,948,700       8,851,014
   Proceeds from redemptions of Federal Home
      Loan Bank stock                                            0               0         503,000
   Purchases of Federal Home Loan Bank stock              (746,700)       (211,260)       (398,900)
   Net cash received in acquisition of bank                      0               0       8,605,941
   Net cash paid in sale of branch                               0      (6,518,424)              0
   Loan (originations) and principal
      repayments, net                                  (22,311,330)    (15,555,151)     (9,372,493)
   (Purchase of) proceeds from sale of premises
      and equipment, net                                (2,185,886)       (970,598)       (820,777)

         Net cash used in investing activities         (14,184,720)     (9,510,342)    (21,777,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in customer deposits          4,226,208     (14,008,721)      8,361,670
   Net increase (decrease) in short-term borrowings     (3,901,079)        (79,260)         34,398
   Proceeds from FHLB advances and other borrowings     30,000,000      37,281,088       4,964,913
   Repayment of FHLB advances and other borrowings     (15,118,421)    (23,854,663)       (673,833)
   Proceeds from issuance of common stock                  160,299          16,380               0
   Dividends paid                                       (2,693,596)     (1,605,654)     (1,366,386)
   Sale of treasury stock                                    3,251               0               0

         Net cash (used in) provided by
            financing activities                        12,676,662      (2,250,830)     11,320,762

Net increase (decrease) in cash and
   cash equivalents                                     12,292,448      (1,467,125)        645,334

Cash and cash equivalents, beginning of year            14,538,578      16,005,703      15,360,369

Cash and cash equivalents, end of year                $26,831,026     $14,538,578     $16,005,703


The accompanying notes are an integral part of these consolidated statements.


                UNITED SECURITY BANCSHARES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 1998 and 1997

1.   DESCRIPTION OF BUSINESS

United Security Bancshares, Inc. (the "Company" or "USB") and its subsidiary, First United Security Bank (the "Bank" or "FUSB") provide commercial banking services to customers located primarily in Clarke, Choctaw, Bibb and surrounding counties in Alabama and Mississippi. The Company also owns all the stock of First Security Courier Corporation, ("FSCC") an Alabama corporation. FSCC is a courier service organized to transport items for processing to the Federal Reserve for financial institutions located in Southwest Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc. ("Acceptance" or "ALC"), an Alabama corporation. Acceptance is a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. Acceptance has offices located within the communities served by the Bank as well as offices outside the Bank's market area in north and southeast Alabama, and northwest Florida. The Bank also invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits.

2.   SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

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

Supplemental disclosures of cash flow information and noncash transactions related to cash flows for the years ended December 31, 1998, 1997, and 1996 are as follows:


                                               1998            1997            1996
Cash paid during the period for:
   Interest                                $15,284,661     $15,326,856     $15,083,387
   Income taxes                              3,648,211       2,351,304       2,605,267

Supplemental schedule of noncash investment
and financing activities:
   Dividends declared but unpaid               686,080         542,796         277,935

Details of acquisition:
   Fair value of assets acquired                     0               0      25,095,174
   Liabilities assumed                               0               0     (33,701,115)

Details of branch sale:
   Fair value of assets sold                         0       3,433,740               0
   Liabilities transferred                           0       9,952,164               0


Securities

Securities may be held in three portfolios: trading account securities, held to maturity securities, and securities available for sale. Trading account securities are carried at market value, with unrealized gains and losses included immediately in other income. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available for sale are carried at market value, with any unrealized gains or losses excluded from earnings and reflected, net of tax, as a separate component of shareholders' equity. Investment securities available for sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning, or other valid business purposes. The Company held no securities in their trading and held to maturity portfolios at December 31, 1998 and 1997.

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

Loans and Interest Income

Loans are reported at the principal amounts outstanding adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, writedowns, and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to yield of the related loan.

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

Allowance for Loan Losses

The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio and changes in its risk profile, credit concentrations, historical trends, specific impaired loans, and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan's original effective market interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during periods they become known.

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

Other Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosures are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Costs to maintain or hold the property are expensed and amounts incurred to improve the property, to the extent that fair value is not exceeded, are capitalized. Valuations are periodically performed by management, and a valuation allowance is established by a charge to income if the carrying value of a property exceeds its fair value less the estimated costs to sell. Other real estate aggregated $215,250 and $506,000 at December 31, 1998 and 1997,
respectively, and is included in other assets.

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

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS, presented now in accordance with a new accounting standard, is computed in the same manner as fully diluted EPS presented in earlier periods, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive securities.

The following table represents the earnings per share calculations for the years ended December 31, 1998, 1997, and 1996:


                                                                     Per Share
   For the Years Ended                      Income        Shares       Amount
December 31, 1998:

   Net income                             $8,578,650

   Basic earnings per share                8,578,650     3,543,325     $  2.42

   Dilutive securities                             0        27,056

   Diluted earnings per share             $8,578,650     3,570,381     $  2.40

December 31, 1997:

   Net income                             $6,981,458

   Basic earnings per share                6,981,458     3,536,642     $  1.97

   Dilutive securities                             0        17,205

   Diluted earnings per share             $6,981,458     3,553,847     $  1.96

December 31, 1996:

   Net income                             $6,970,990

   Basic earnings per share                6,970,990     3,536,585     $  1.97

   Dilutive securities                             0             0

   Diluted earnings per share             $6,970,990     3,536,585     $  1.97


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

Pending Accounting Pronouncements

The AICPA has issued Statements of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interests costs during development of computer software for internal use (planning and preliminary costs should be expensed). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. This statement is effective for financial statements for fiscal years beginning after December 15, 1998 and is not expected to have a material effect on the consolidated financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Management believes there will be no material effect on the consolidated financial statements from the adoption of this pronouncement.

In October 1998, the FASB issued No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement, an amendment to SFAS No. 65, requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability to sell or hold those investments. This Statement is effective the first fiscal quarter beginning after December 15, 1998. The Company adopted the provisions of this Statement on January 1, 1999. Based on the Company's current operating activities, management does not believe that adoption of this Statement will have a material impact on the presentation of the Company's financial condition or results of operations.

3.   BUSINESS COMBINATIONS

On August 19, 1996, the Company signed a definitive agreement to merge with First Bancshares, Inc. ("FBI") of Grove Hill, Alabama effective June 30, 1997. The agreement called for the exchange of 1,398,788 shares of the Company's common stock (5.8321 shares of the Company's common stock for each share of FBI's common stock) for 100% of FBI's common stock in a transaction accounted for as a pooling-of-interests. Accordingly, the Company's financial statements were restated to include the results of FBI for all periods presented. Merger costs of approximately $650,000 were expensed in the accompanying 1997 consolidated statement of income.

Combined and separate results of the Company and FBI during the periods preceding the merger were as follows:

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

Pro forma 1996 net income, basic and diluted earnings per share had the purchase business combination been completed as of the first day of 1996 were as follows:

     Net income (in thousands)             $ 6,728
     Basic net income per share            $  1.92
     Diluted net income per share          $  1.92

4.   INVESTMENT SECURITIES

Details of investment securities available for sale at December 31, 1998 and 1997 are as follows

                                                                December 31, 1998

                                                            Gross            Gross         Estimated
                                            Amortized     Unrealized      Unrealized         Fair
                                               Cost          Gains           Losses         Value
Obligations of states, counties,
   and political subdivisions             $ 23,841,566     $1,686,442     $        0     $ 25,528,008
Mortgage-backed securities                 132,587,552      3,559,540        761,265      135,385,827
Equity securities                              200,123         45,598         14,019          231,702
Corporate notes                                 80,279              0          1,805           78,474
FHLB stock                                   2,795,400              0              0        2,795,400

      Total                               $159,504,920     $5,291,580     $  777,089     $164,019,411

                                                                December 31, 1997

                                                            Gross            Gross         Estimated
                                            Amortized      Unrealized     Unrealized         Fair
                                               Cost           Gains          Losses         Value

Obligations of states, counties,
   and political subdivisions             $ 22,227,824     $1,693,229     $        0     $ 23,921,053
U.S. treasury securities and obligations
   of U.S. government agencies               2,096,057              0         30,769        2,065,288
Mortgage-backed securities                 144,310,042      1,576,435      1,637,079      144,249,398
Equity securities                               50,019         22,947              0           72,966
Corporate notes                                146,569              0          4,747          141,822
FHLB stock                                   2,048,700              0              0        2,048,700

      Total                               $170,879,211     $3,292,611     $1,672,595     $172,499,227


The scheduled maturities of investment securities available for sale at December 31, 1998 are presented in the following table:

                                                   Amortized         Market
                                                     Cost            Value

Maturing within one year                         $  1,219,990     $  1,239,271
Maturing after one but before five years            4,224,043        4,245,557
Maturing after five but before fifteen years       28,333,577       29,626,597
Maturing after fifteen years                      122,731,787      125,880,884
Equity securities and FHLB stock                    2,995,523        3,027,102

      Total                                      $159,504,920     $164,019,411


For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

Investment securities with a carrying value of $70,149,059 and $86,328,794 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

Gross gains realized on sales of securities available for sale were $1,240,170 in 1998, $512,843 in 1997, and $42,026 in 1996. Gross
realized losses on those sales were $829,183 in 1998, $407,589 in 1997, and $228,828 in 1996. Gross realized gains on trading account securities sales were $0 in 1998, $19,111 in 1997, and $36,250 in 1996. Gross realized losses on those sales were $0 in 1998, $8,924 in 1997, and $38,281 in 1996.

5.     LOANS

At December 31, 1998 and 1997, the composition of the loan portfolio was as follows:

                                                     1998             1997

Commercial, financial, and agricultural          $ 35,443,976     $ 35,036,350
Real estate mortgage                              123,263,732      126,823,581
Installment                                        86,282,286       61,821,754
Less:
   Allowance for loan losses                        4,989,173        4,045,844
   Unearned interest, commissions, and fees         4,941,060        3,738,407

      Total                                      $235,059,761     $215,897,434


The Bank grants commercial, real estate, and installment loans to customers primarily in Clarke, Choctaw, Bibb, and surrounding counties in southwest Alabama and southeast Mississippi. Although the Bank has a diversified loan portfolio, the ability of a substantial number of the Bank's loan customers to honor their obligations is dependent upon the timber and timber-related industries. At December 31, 1998, approximately $41,465,784 of the Bank's loan portfolio consisted of loans to customers in the timber and timber-related industries.

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and Bank, including companies with which they are associated. These loans are made on substantially the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 1998 and 1997 were $1,692,312 and $1,801,356, respectively. During the year ended December 31, 1998, new loans to these parties totaled $130,989 and repayments were $240,033.

A summary of the transactions in the allowance for loan losses follows:

                                                 1998           1997           1996

Balance at beginning of year                  $4,045,844     $3,133,768     $2,466,979
Acquired in branch acquisitions                        0              0        423,251
Provision for loan losses                      3,187,103      1,710,128        799,527
Loans charged off                             (2,589,300)    (1,038,585)      (773,423)
Recoveries of loans previously charged off       345,526        240,533        217,434

Balance at end of year                        $4,989,173     $4,045,844     $3,133,768


At December 31, 1998, the Company had one loan considered to be impaired. The amount of this loan, which is on nonaccrual, is $486,826 and the related allowance is $243,000. The average recorded investment in impaired loans during the year ended December 31, 1998 was approximately $512,752. For the year ended December 31, 1998, the Company did not recognize interest income on the impaired loan during the period the loan was considered impaired. The Company had approximately $538,677 considered to be impaired at December 31, 1997.

Loans on which the accrual of interest has been discontinued amounted to $3,459,814 and $1,487,514 at December 31, 1998 and
1997, respectively. If interest on those loans had been accrued, such income would have approximated $339,710, $153,870, and $90,740 for 1998, 1997, and 1996, respectively. Interest income actually recorded on those loans amounted to $298,335, $108,060, and $36,719 for 1998, 1997, and 1996, respectively.

6.   PREMISES AND EQUITPMENT

Premises and equipment are summarized as follows:

                                                       1998              1997

Land                                               $ 1,037,436     $   920,041
Premises                                             7,656,911       6,436,849
Furniture, fixtures, and equipment                   7,967,423       7,040,047

                                                    16,661,770      14,396,937
Less accumulated depreciation                        8,436,763       7,559,857

      Total                                        $ 8,225,007     $ 6,837,080


Depreciation expense of $797,959, $894,702, and $969,983 was recorded in 1998, 1997, and 1996, respectively, on premises and equipment.

7.   INVESTMENT IN LIMITED PARTNERSHIPS

The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under either the equity or cost method based on the percentage ownership and influence over operations. The Bank's interest in these partnerships was $4,234,447 and $4,272,547 at December 31, 1998 and 1997, respectively. Losses related to these partnerships amounted to approximately $128,000, $122,000, and $137,000 for 1998, 1997, and 1996, respectively.
Management analyzes these investments annually for potential impairment.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank's carrying value approximates cost or their underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships.

The Bank has remaining cash commitments to these partnerships at December 31, 1998 in the amount of $360,000.

8.   DEPOSITS

At December 31, 1998, the scheduled maturities of the Bank's time deposits greater than $100,000 are as follows:

                1999                       $25,350,035
                2000                         5,848,176
                2001                         6,361,449
                2002                         1,109,343
                2003 and thereafter          1,879,170

                                           $40,548,173

Additionally, included in the Bank's other time deposits at December 31, 1998 is $6,840,928 in state and municipal time deposits greater than $100,000 maturing within one year.

9.   SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase which generally mature within one to four days from the transaction date, treasury tax and loan deposits which are withdrawable on demand, and FHLB advances with original maturities in less than one year.

Information concerning short-term borrowings is as follows:

                                                     1998

                                                             Treasury
                                           Federal            Tax and
                                            Funds               Loan
                                          Purchased           Deposits

Average balance during the year          $3,081,863          $  846,955
Average interest rate during the year          5.83%               5.90%
Maximum month-end balance during
   the year                              $9,100,000          $2,520,307



                                                      1997

                                                                               Treasury
                                           Federal                              Tax and
                                            Funds           Repurchase            Loan
                                          Purchased         Agreements          Deposits

Average balance during the year          $2,450,151          $ 6,671          $  753,181
Average interest rate during the year          5.96%            4.15%               5.28%
Maximum month-end balance during
     the year                            $9,350,000          $49,445          $2,536,321


At December 31, 1998, the Bank has $17 million in available federal fund lines from correspondent banks.

10.     LONG-TERM DEBT

The Company uses Federal Home Loan Bank advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. Investment securities and 1-4 family mortgage loans secure these borrowings.

The following summarizes information concerning Federal Home Loan
Bank advances and other borrowings:

                                                 1998                 1997

Average balance                               $55,453,921          $30,296,430
Maximum month-end balance during year         $55,906,433          $40,972,587
Average rate paid                                    5.55%                5.83%
Weighted average remaining maturity            7.25 years           2.20 years


Scheduled maturities of Federal Home Loan Bank advances in 1999 are approximately $10 million. Maturities during 2000 are approximately $5 million. There are no scheduled maturities in 2001, 2002, and 2003. In years subsequent to 2003, maturities total approximately $40 million.

At December 31, 1998, the Bank has $19.15 million in available credit from the Federal Home Loan Bank.

11.     INCOME TAXES

The consolidated provisions (benefits) for income taxes for the years ended December 31 were as follows:

                        1998           1997            1996
Federal
   Current           $4,146,035     $2,714,017     $2,366,681
   Deferred          (1,059,525)      (298,811)      (106,190)

                      3,086,510      2,415,206      2,260,491

State
   Current              566,870        334,545        410,595
   Deferred            (132,308)       (37,024)       (12,493)

                        434,562        297,521        398,102

      Total          $3,521,072     $2,712,727     $2,658,593


The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

                                                         1998           1997           1996

Income tax expense at federal statutory rate          $4,113,755     $3,294,833     $3,274,058
Increase (decrease) resulting from:
   Tax-exempt interest                                  (561,148)     (600,744)       (661,223)
State income tax expense net of federal income
   tax benefit                                           286,810       196,364         275,026
     Tax credits (low income housing)                   (490,000)     (480,000)       (325,000)
Other                                                    171,655        302,274         95,732

               Total                                  $3,521,072     $2,712,727     $2,658,593

Effective tax rate                                            29%            28%            28%


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are presented below:

                                                           1998           1997

Deferred tax assets:
   Allowance for loan losses                            $2,095,795     $  929,297
   Accrued vacation                                         22,200         22,200
   Capital loss carryover                                   80,443         80,443
   Deferred commissions and fees                           514,925        242,385
   Other                                                   574,715        233,936

      Total gross deferred tax asset                     3,288,078      1,508,261
      Valuation allowance                                  (75,903)       (75,903)

Net deferred tax assets                                  3,212,175      1,432,358

Deferred tax liabilities:
   Premises and equipment                                  501,986        501,825
   Limited partnerships                                    224,035        267,589
   Unrealized gain on securities available for sale      1,692,935        607,396
   Other deferred tax liabilities                          754,945        123,568

      Total gross deferred tax liabilities               3,173,901      1,500,378

Net deferred tax asset (liability)                      $   38,274     $  (68,020)


12.   EMPLOYEE BENEFIT PLANS

The Company sponsors an Employee Stock Ownership Plan with 401(k) provisions. This plan covers substantially all employees and allows employees to contribute up to 15% of their compensation on a before-tax basis. The Company may make discretionary contributions to match employee contributions dollar for dollar up to 6% of an employee's compensation. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $284,432 and $238,190 in 1998 and 1997, respectively.

13.   LONG-TERM INCENTIVE COMPENSATION PLAN

During 1997, the Company's shareholders' approved the adoption of the United Security Bancshares, Inc. Long Term Incentive Compensation Plan ("LTICP"). This plan provides for a number of forms of stock based compensation for key employees of USB and its subsidiaries. Under the plan, eligible employees may be awarded incentive and nonqualified stock options, stock appreciation rights, and restricted stock. The LTICP provides for the issuance of up to 60,000 shares of USB common stock with a par value of $.01 per share. In addition, each option expires no later than five years after the grant date. The exercise price of each option is determined by the compensation committee, but in the case of incentive stock options, the price shall not be less than the fair market value on the grant date.

The Company continues to record compensation cost under Accounting Principles Board Opinion ("APB") No. 25. Had compensation cost been determined, consistent with the fair value based method of recording for stock-based compensation allowed for under SFAS No. 123, the Company's net income would have been decreased to the following pro forma amounts:

                                                       1998           1997

Net income--as reported                             $8,578,650     $6,981,458
Net income--pro forma                                8,372,098      6,805,635
Basic net income per share--as reported                   2.42           1.97
Basic net income per share--pro forma                     2.36           1.92
Diluted net income per share--as reported                 2.40           1.96
Diluted net income per share--pro forma                   2.34           1.91


A summary of the status of the Company's stock option plan at December 31, 1998 and the changes during the year then ended is as follows:

                                                1998                     1997
                                                     Exercise                 Exercise
                                          Shares       Price       Shares       Price

Outstanding at beginning of year          56,250      $17.50            0     $ 0.00
Granted                                      600       35.00       57,350      17.50
Exercised                                  9,160       17.50        1,100      17.50

Outstanding at end of year                47,690      $17.72       56,250     $17.50

Exercisable at end of year                47,690      $17.72       56,250     $17.50

Fair value of options granted              $4.33                    $4.22


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate based on zero coupon governmental issues at grant date with the maturity equal to the expected term of the options (4.54% and 6.27% for 1998 and 1997), no expected forfeiture rate as options are immediately vested at date of grant, an expected stock volatility of 26% and an expected annual dividend yield of $.76 and $.60 per share for 1998 and 1997.

14.   SHAREHOLDERS' EQUITY

Dividends are paid by the Company from its assets, which are primarily dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. As of December 31, 1998, approximately $4.5 million of the Bank's retained earnings was available for dividend distribution without prior regulatory approval.

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average total assets (as defined). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements imposed by its regulators.

As of December 31, 1998 and 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that Management believes have changed the institution's category.

Actual capital amounts as well as required and well capitalized
Tier I, total, and Tier I leverage ratios as of December 31 for the Company and the Bank are as follows:

                                                                        1998

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                      For Capital        Prompt Corrective
                                                  Actual           Adequacy Purposes     Action Provisions
                                             Amount     Ratio       Amount     Ratio      Amount     Ratio
                                                               (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
     United Security Bancshares, Inc.       $56,370     17.37%     $25,967     8.00%       N/A        N/A
     First United Security Bank              52,531     16.28       25,809     8.00      $32,261     10.00%

Tier I Capital (to Risk Weighted Assets):
     United Security Bancshares, Inc.        52,590     16.20       12,983     4.00%       N/A        N/A
     First United Security Bank              48,499     15.03       12,905     4.00       19,357      6.00

Tier I Leverage (to Average Assets):
     United Security Bancshares, Inc.        52,590     12.07       13,067     3.00%       N/A        N/A
     First United Security Bank              48,499     11.24       12,941     3.00       21,568      5.00

[CAPTION]

                                                                        1997
                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                      For Capital        Prompt Corrective
                                                  Actual           Adequacy Purposes     Action Provisions
                                             Amount     Ratio       Amount     Ratio     Amount     Ratio
                                                               (Dollars in thousands)
                                                                                        <c
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


Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

In addition to net income, the Company has identified changes related to other nonowner transactions in the consolidated statement of changes in stockholders' equity and comprehensive income. For the Company, changes in other nonowner transactions consist entirely of changes in unrealized gains and losses on securities available for sale.

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effects for the three years ended December 31:

                                                               1998

                                                Before                        After
                                                 Tax            Tax            Tax
                                                Amount         Effect         Amount
Unrealized gains (losses) arising during
   the period                                 $3,282,314     $1,214,456     $2,067,858
Less reclassification adjustments for
   (gains) losses included in net income        (410,987)      (152,065)      (258,922)

Net change in unrealized gain/(loss)
   on securities                              $2,871,327     $1,062,391     $1,808,936


                                                                1997

                                                Before                        After
                                                 Tax            Tax            Tax
                                                Amount         Effect         Amount
Unrealized gains (losses) arising during
   the period                                 $  53,575      $   19,823     $   33,752
Less reclassification adjustments for
   (gains) losses included in net income       (105,254)        (38,944)       (66,310)

Net change in unrealized gain/(loss)
   on securities                              $ (51,679)     $  (19,121)    $  (32,558)


                                                                1996

                                                Before                        After
                                                 Tax            Tax            Tax
                                                Amount         Effect         Amount
Unrealized gains (losses) arising during
   the period                                 $  442,585     $  301,989     $  140,593
Less reclassification adjustments for
   (gains) losses included in net income         186,802         69,117        117,685

Net change in unrealized gain/(loss)
   on securities                              $  629,384     $  371,106     $  258,278


15.   SEGMENT REPORTING

Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company as described in Note 2--Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table.

                                                               1998

                                       FUSB         ALC      All Other    Eliminations    Consolidated
                                                               (In thousands)
Total interest income                $ 35,523     $12,141     $   133     $  (4,542)        $ 43,255
Total interest expense                 15,518       4,542           0        (4,542)          15,518

Net interest income                    20,005       7,599         133             0           27,737
Provision for loan losses                 762       2,425           0             0            3,187

Net interest income after provision    19,243       5,174         133             0           24,550
Total noninterest income                3,580         936       9,096        (9,054)           4,558
Total noninterest expense              12,015       4,696         313           (16)          17,008

Income (loss) before income taxes
   (tax benefit)                       10,808       1,414       8,916        (9,038)          12,100
Provision for income taxes
   (tax benefit)                        2,967         557          (3)            0            3,521

Net income (loss)                    $  7,841     $   857     $ 8,919     $  (9,038)        $  8,579

Other significant items:
   Total assets                      $444,408     $67,902     $61,816     $(124,053)        $450,073
   Total investment securities        160,916           0       3,103             0          164,019
   Total loans, net                   236,274      64,486           0       (65,700)         235,060
   Investment in wholly-owned
     subsidiaries                         384           0      55,338       (55,722)               0
   Total interest income from
     external customers                30,981      12,141         133             0           43,255
   Total interest income from
     affiliates                         2,560           0           0        (2,560)               0

                                                               1997

                                       FUSB         ALC      All Other   Eliminations    Consolidated
                                                               (In thousands)
Total interest income                $ 35,213     $ 4,166     $     5     $  (1,736)        $ 37,648
Total interest expense                 15,253       1,731         127        (1,736)          15,375

Net interest income                    19,960       2,435        (122)            0           22,273
Provision for loan losses                 657       1,053           0             0            1,710

Net interest income after provision    19,303       1,382        (122)            0           20,563
Total noninterest income                4,113         309       7,569        (7,631)           4,360
Total noninterest expense              12,441       2,264         600           (76)          15,229

Income (loss) before income taxes
   (tax benefit)                       10,975        (573)      6,847        (7,555)           9,694
Provision for income taxes
   (tax benefit)                        3,081        (228)       (140)            0            2,713

Net income (loss)                    $  7,894     $  (345)     $ 6,987     $ (7,555)        $  6,981

Other significant items:
   Total assets                      $428,851     $36,624      $53,384     $(92,918)        $425,941
   Total investment securities        172,436           0           63            0          172,499
   Total loans, net                   217,363      34,134            0      (35,600)         215,897
   Investment in subsidiaries             842           0       51,026      (51,868)               0
   Total interest income from
     external customers                33,482       4,166            0            0           37,648
   Total interest income from
     affiliates                         1,736           0            0       (1,736)               0


                                                                1996

                                       FUSB         ALC       All Other   Eliminations   Consolidated
                                                                (In thousands)
Total interest income                $ 33,713     $ 1,339      $     5     $   (506)        $ 34,551
Total interest expense                 15,081         506            0         (506)          15,081

Net interest income                    18,632         833            5            0           19,470
Provision for loan losses                 518         281            0            0              799

Net interest income after provision    18,114         552            5            0           18,671
Total noninterest income                2,628          97        2,095       (2,095)           2,725
Total noninterest expense              10,811         708          247            0           11,766

Income (loss) before income taxes
   (tax benefit)                        9,931         (59)       1,853       (2,095)           9,630
Provision for income taxes
   (tax benefit)                        2,681         (22)           0            0            2,659

Net income (loss)                    $  7,250     $   (37)     $ 1,853     $ (2,095)        $  6,971

Other significant items:
   Total assets                      $391,527     $11,861      $50,946     $(23,951)        $430,383
   Total investment securities        187,160           0           46            0          187,206
   Total loans, net                   193,555      11,331            0            0          204,886
   Investment in subsidiaries         (25,044)          0       48,995      (23,951)               0
   Total interest income from
     external customers                33,207       1,339            5            0           34,551
   Total interest income from
     affiliates                           506           0            0         (506)               0


16.     OTHER OPERATING EXPENSES

Other operating expenses for the years 1998, 1997, and 1996 consist of the following:

                                        1998            1997           1996

Telephone expense                    $  543,509      $  478,060     $  340,354
Amortization of intangibles             626,651         604,811        338,689
Postage, stationery, and supplies       246,051         680,248        501,810
Merger expense                                0         650,330              0
Other                                 3,291,907       2,729,036      2,500,141

   Total                             $4,718,118      $5,142,485     $3,680,994


17.   OPERATING LEASES

The Company leases office space, data processing, and other equipment under operating leases.

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 1998:

     Year ending December 31,
              1999                       $394,062
              2000                        243,731
              2001                        144,864
              2002                         28,025
              2003                          9,600

Total rental expense under all operating leases was $532,056, $347,377, and $176,846 in 1998, 1997, and 1996, respectively.

18.   COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.

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

The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate caps, floors, and swap transactions, options written, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures. The Bank has credit risk on caps and floors for the carrying value plus the amount to replace such contracts in the event of counterparty default. The Bank is fully cross-collateralized with counterparties on all interest rate swap agreements. At December 31, 1998, the Bank estimates its credit risk on purchased caps and floors in the event of total counterparty default to be $467,000. All of the Bank's financial instruments are held for risk management and not for trading purposes.

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

                                         December 31,

                                       1998        1997
                                       (In thousands)
Standby letters of   credit          $ 6,477     $ 5,310
Commitments to extend credit          23,546      35,249


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

At December 31, 1998 and 1997, commitments to purchase and sell securities for delayed delivery are summarized as follows:

                                                               December 31,

                                                              1998       1997

                                                              (In thousands)
Commitments to purchase securities for delayed delivery     $     0   $  3,000
Commitments to sell securities for delayed delivery          12,000      4,000


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

The Bank's principal objective in holding derivative financial instruments is asset-liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank's interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank's asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps, caps, floors, and futures.

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Interest rate swaps are used by the Bank to effectively convert a portion of its floating rate securities to fixed rate securities, except for one swap which is used to convert a fixed rate loan to prime.

Interest rate caps and floors are option-like contracts that require the seller to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional principal amount. The Bank uses floors to protect CMO floaters and variable rate loans against a decline in rates. The Bank uses caps purchased to partially hedge against rising interest rates on their floating rate short-term borrowings and to uncap a portion of their floating rate CMO portfolio. They also use caps purchased matched with sold caps to raise, by 100 basis points, the cap on certain CMO floaters. These matches are also referred to as "corridors." The cost of the caps and floors are amortized straight-line over the life of these instruments. The income derived from these instruments is recorded on the accrual basis. The income and amortization from these instruments is recorded in net interest income and resulted in a reduction in net interest income of $164,006, $208,316, and $238,900 in 1998, 1997, and 1996, respectively.

Interest-rate futures contracts are entered into by the Bank as hedges against exposure to interest-rate risk and are not for speculative purposes. Changes in the market value of interest-rate futures contracts are deferred while the contracts are open and subsequently amortized into interest income or expense over the maturity period of the hedged assets or liabilities after the contract closes.

The following table details various information regarding swaps, caps, floors and forward contracts used for purposes other than trading as of December 31, 1998:

                                                                                               Weighted
                                                                                  Weighted      Average
                                                                  Weighted         Average     Repricing
                              Notional  Carrying  Estimated     Average Rate      Years to     Frequency
                               Amount     Value   Fair Value  Received    Paid   Expiration      (Days)
                                  (Dollars in thousands)
Swaps:
   Pay fixed versus prime    $ 10,000     $  0     $(172)       5.57%     5.59%     4.04         90
Deferred swaps:
   Pay floating, receive                                        5 year    1 month
          floating             20,000        0      (267)       CMT       LIBOR     3.04         30
Caps:
   Purchased                   72,000      518       187        0.00%     N/A       2.45        30-90
   Sold                        10,000      (17)        0        N/A       0.00%     2.00         30
Forward contract:
   Sold                        12,000        0       (15)       0         6.52%     7.04        2,570

                             $124,000     $501     $(237)


Swaps, caps, and floors acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 1998, such swaps, caps, and floors were associated with the following asset or liability categories:

                                                        Notional Principal
                                                          Associated With
                                         Notional      Fixed      Floating Rate
                                          Amount     Rate Loans     Securities
                                                     (In thousands)
     Swaps:
          Pay fixed                      $ 10,000     $10,000         $      0
     Caps:
          Purchased                        72,000           0           72,000
          Sold                             10,000           0           10,000
     Deferred swaps                        20,000           0           20,000
     Forward contract                      12,000      12,000                0

                                         $124,000     $22,000         $102,000


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

Deferred gains on early termination of interest rate swaps used to manage interest rate risk are $132,834 and $229,221 as of December 31, 1998 and 1997, respectively, with related amortization into income of $147,887, $234,459, and $227,847 for the years ended December 31, 1998, 1997, and 1996, respectively. Fiscal 1998 amounts are scheduled to be amortized into income in the following periods: $123,015 gain in 1999 and $9,819 in 2000.

All of the Bank's derivative financial instruments are over-the-counter instruments and are not exchange traded. Market values are obtained from the counterparties to each instrument. The Bank only uses other commercial banks as a counterparty to their derivative activity. The Bank performs stress tests and other models to assess risk exposure.

20.   FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the statement of condition, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance. The Company has not undertaken any steps to value any intangibles.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Cash and due from banks: Fair value equals the carrying value of such assets.

     Investment securities available for sale: Fair values for investment securities are based on quoted market prices.

     Accrued interest receivable and payable: Fair value equals the carrying value of these instruments.

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

     Off-balance-sheet instruments: Fair values of the Company's off-balance-sheet instruments (futures, forwards, swaps, caps, floors, and options written) are based values obtained from counterparties, or other quotations received from third parties. The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature. As a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time. Because of this policy and the absence of any known credit exposure, the estimated value of the Company's loan commitments is nominal.

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

                                               At December 31, 1998      At December 31, 1997

                                              Carrying    Estimated     Carrying    Estimated
                                               Amount     Fair Value     Amount     Fair Value
                                                                 (In thousands)
Assets:
   Cash and cash equivalents                  $ 26,831     $ 26,831     $ 14,538     $ 14,538
   Investment securities available for sale    164,019      164,019      172,499      172,499
   Accrued interest receivable                   4,521        4,521        4,049        4,049
   Loans, net                                  235,060      237,246      215,897      216,127
   Off-balance-sheet instruments                   501         (237)         475          498
Liabilities:
   Deposits                                    326,645      327,774      322,418      323,889
   Short-term borrowing                             12           12        3,913        3,913
   Long-term debt                               55,847       56,000       40,965       40,984


21.   UNITED SECURITY BANCSHARES,INC. (PARENT COMPANY ONLY)

      FINANCIAL INFORMATION


                     Statements of Condition

                                                           December 31,

                                                       1998            1997
ASSETS:
   Cash on deposit                                 $ 1,826,501     $ 1,022,289
   Investment in subsidiaries                       55,337,773      51,026,597
   Investments available for sale                    3,103,340          63,000
   Other assets                                      1,185,211       1,226,749

                                                   $61,452,825     $53,338,635

LIABILITIES:
   Other liabilities                               $   884,737     $   628,087
SHAREHOLDERS' EQUITY                                60,568,088      52,710,548

                                                   $61,452,825     $53,338,635


                      Statements of Income

                                                           Year Ended December 31,

                                                      1998           1997           1996
INCOME
   Dividend income, First United Security Bank     $6,188,517     $5,526,531     $2,095,403
   Interest income                                    132,788            496          4,621
   Investment securities gains (losses), net          24,797              0              0

      Total income                                  6,346,102      5,527,027      2,100,024

EXPENSES                                              278,990        573,588        246,763

INCOME BEFORE EQUITY IN UNDISTRIBUTED
   INCOME OF SUBSIDIARIES                           6,067,112      4,953,439      1,853,261

EQUITY IN UNDISTRIBUTED INCOME
OF SUBSIDIARIES                                     2,511,538      2,028,019      5,117,729

      Net income                                   $8,578,650     $6,981,458     $6,970,990


                    Statements of Cash Flows

                                                                   Year Ended December 31,

                                                              1998           1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $8,578,650      $ 6,981,458     $ 6,970,990
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Undistributed income of subsidiaries              (2,511,538)      (2,028,019)     (5,117,729)
         (Increase) decrease in other assets                   41,538          548,541         (10,595)
         Increase (decrease) in other liabilities             228,769          248,708         (30,138)

         Net cash provided by operating activities          6,337,419        5,750,688       1,812,528

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities available for sale     (3,003,161)              0         (33,926)

         Net cash used in investing activities              (3,003,161)              0         (33,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on other borrowings                            0      (3,004,000)       (375,500)
   Proceeds from sale of treasury stock                          3,251               0               0
   Proceeds from issuance of common stock                      160,299          16,380               0
   Cash dividends paid                                      (2,693,596)     (1,870,515)     (1,366,385)

         Net cash used in financing activities              (2,530,046)     (4,858,135)     (1,741,885)

INCREASE IN CASH                                               804,212         892,553          36,717

CASH AT BEGINNING OF YEAR                                    1,022,289         129,736          93,019

CASH AT END OF YEAR                                         $1,826,501      $1,022,289      $  129,736


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information called for in this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Election of Directors," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1998.

Item 11. Executive Compensation.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Executive Compensation and Benefits," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and
Management.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Voting Securities and Principal Shareholders," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1998.

Item 13. Certain Relationships and Related Transactions.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Certain Relationships and Related Transactions," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1998.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

         (a)1.  Financial Statements
                Report of Independent Public Accountants.
                Consolidated Statements of Condition, December 31,
                   1998 and 1997.
                Consolidated Statements of Shareholders' Equity,
                   December 31, 1998, 1997, and 1996.
                Consolidated Statements of Income, December 31,
                   1998, 1997, and 1996.
                Consolidated Statements of Cash Flows, December 31,
                   1998, 1997, and 1996.
                Notes to Consolidated Financial Statements.

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

         (a)3.  Exhibits

                (3)(a)   Amended and Restated Articles of
                         Incorporation of Bancshares incorporated herein by reference to the Exhibits to Form 10-Q for the Quarter ended June 30,
                         1995.

                (3)(b) Bylaws of Bancshares, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1987, filed with the Commission in Washington, D.C., File No. 0-14549.

                (3)(c) Articles of Amendment to the Amended and Restated Articles of Incorporation of Bancshares incorporated herein by reference to the Exhibits to Form 10-Q for the Quarter ended June 30, 1997.

                (3)(d)   Amendments to the Bylaws of Bancshares
                         incorporated herein by reference to the
                         Exhibits to Form 10-Q for the Quarter
                         ended June 30, 1997.

               (10)(a) The United Security Bancshares, Inc. Employee Stock Ownership Plan, as amended dated January 1, 1992, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1992, filed with the Commission in Washington, D.C., File No. 0-14549.

               (10)(b)   Amendments to the United Security
                         Bancshares, Inc. Employee Stock Ownership
                         Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1997.

               (10)(c)   Employment Agreement dated January 1,
                         1999, between Bancshares and R. Terry
                         Phillips.

               (10)(d) Form of Indemnification Agreement between Bancshares and its directors, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1994, filed with the Commission in Washington, D.C., File No. 0-14549.

               (10)(e)   United Security Bancshares, Inc. Long
                         Term Incentive Compensation Plan,
                         incorporated herein by reference to the
                         Exhibits to Form S-4 dated April 16, 1997
                         (No. 333-21241).

               (13) Bancshares' definitive proxy statement for 1999 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year ended December 31, 1998, furnished for the information of the Commission.

               (21)      List of Subsidiaries of Bancshares.

               (27)      Financial Data Schedule

          (b)  Reports on Form 8-K
               One report on Form 8-K, dated December 1, 1998 and filed December 15, 1998, was filed during the last quarter of the year ended December 31, 1998, reporting the employment of R. Terry Phillips as President and CEO of Bancshares.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          UNITED SECURITY BANCSHARES, INC.

                          By: /s/ R. Terry Phillips             March 18, 1999
                              -----------------------------
                                  R. Terry Phillips
                                  Its President and Chief
                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                             Date

/s/ R. Terry Phillips         President, Chief Executive        March 18, 1999
--------------------------    Officer, and Director
    R. Terry Phillips         (Principal Executive Officer)

/s/ Larry M. Sellers          Treasurer (Principal Financial    March 18, 1999
--------------------------    Officer, Principal Accounting
    Larry M. Sellers          Officer)

/s/ Dan Barlow                Director                          March 18, 1999
--------------------------
    Dan Barlow

/s/ Linda Breedlove           Director                          March 18, 1999
--------------------------
    Linda Breedlove

                              Director                          March 18, 1999
---------------------------
    Gerald P. Corgill

/s/ Roy G. Cowan              Director                          March 18, 1999
---------------------------
    Roy G. Cowan

/s/ John C. Gordon            Director                          March 18, 1999
---------------------------
    John C. Gordon

/s/ William G. Harrison       Director                          March 18, 1999
---------------------------
    William G. Harrison

/s/ Fred L. Huggins           Director                          March 18, 1999
---------------------------
    Fred L. Huggins

/s/ Hardie B. Kimbrough       Director                          March 18, 1999
---------------------------
    Hardie B. Kimbrough

/s/ Jack W. Meigs             Director                          March 18, 1999
---------------------------
    Jack W. Meigs

/s/ James L. Miller           Director                          March 18, 1999
---------------------------
    James L. Miller

/s/ Ray Sheffield             Director                          March 18, 1999
---------------------------
    Ray Sheffield

/s/ James C. Stanley          Director                          March 18, 1999
---------------------------
    James C. Stanley

/s/ Howard M. Whitted         Director                          March 18, 1999
---------------------------
    Howard M. Whitted

/s/ Bruce N. Wilson           Director                          March 18, 1999
---------------------------
    Bruce N. Wilson

                           EXHIBIT 21

                      List of Subsidiaries

                  Name                         Where Organized

        First United Security Bank                  Alabama

        Acceptance Loan Company, Inc.               Alabama

        First Security Courier Corporation          Alabama

                          EXHIBIT (10)(C)

             R. TERRY PHILLIPS EMPLOYMENT AGREEMENT

                                                             [Execution Copy]

                      EMPLOYMENT AGREEMENT

     THIS AGREEMENT made by and between UNITED SECURITY BANCSHARES, INC., a corporation organized under the laws of Alabama (hereinafter referred to as "USB"); FIRST UNITED SECURITY BANK, a banking corporation organized under the laws of Alabama (hereinafter referred to as "FUSB) USB and FUSB are hereinafter collectively referred to as the "Employer"); and R. Terry Phillips (hereinafter referred to as "Phillips").

                 W I T N E S S E T H,  T H A T:

     WHEREAS, USB owns all of the issued and outstanding shares of common capital stock of FUSB;

     WHEREAS, the principal place of business of USB and FUSB is in Thomasville, Alabama; and

     WHEREAS, USB desires to employ Phillips as the President and Chief Executive Officer of USB; FUSB desires to employ Phillips as the President and Chief Executive Officer of FUSB; and Phillips desires to become employed as such;

     NOW, THEREFORE, in consideration of the premises and the mutual agreements hereinafter contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     1. Employment. Employer will employ Phillips in the capacity of President and Chief Executive Officer of USB and of FUSB and Phillips will serve USB and FUSB in that capacity for a term of three (3) years, commencing on January 1, 1999, and continuing through December 31, 2001.

     2. Duties. As President and Chief Executive Officer of USB and of FUSB, Phillips will be the principal executive officer of USB and FUSB, and as such he will be responsible for the implementation of the policies promulgated by the Boards of Directors of USB and FUSB and for the oversight and direction of all phases of the operations of USB and FUSB, including Acceptance Loan Company, a subsidiary of FUSB.

     3. Time and Efforts. Phillips shall devote his full time and best efforts to the discharge of his duties as President and Chief Executive Officer of USB and FUSB. However, it is recognized that in so discharging his duties Phillips may be called upon to serve in various civic capacities and on the boards of directors of various private and eleemosynary organizations.
     4. Compensation. As compensation for services to be rendered to USB and to FUSB hereunder, Employer will pay or provide to Phillips the following:

          (a) A base salary of $185,000 with appropriate review annually based on individual performance and on the performance of USB and FUSB, as determined by the Boards of Directors of USB and FUSB. Salary will be payable in equal monthly or other installments in accordance with the general payroll practice of FUSB.

          (b) Incentive compensation calculated in accordance with (i) the plan adopted by the Board of Directors of FUSB now in effect, and all subsequent modifications, regardless of whether said plan may be terminated hereafter with respect to all other employees of FUSB. For purposes of Phillips' participation in said incentive plan, he will be treated as though he shall have remained employed through the end of FUSB's fiscal year following that in which his termination occurred.

          (c) A policy of "term-life" insurance on Phillips' life in the face of One Hundred Thousand and no/100 Dollars ($100,000.00), of which Phillips will be the owner. All of the premiums on such policy shall be paid by the Employer during Phillips' employment hereunder.

          (d) The use of a Chevrolet Tahoe automobile, or its equivalent, plus an amount equal to the costs of maintenance, repairs, insurance, and all other costs incident thereto.

          (e) An amount equal to the dues incurred by Phillips for membership in all local private or civic clubs of which he may become a member.

     5. Severance Compensation. Upon (A) the termination of Phillips' employment hereunder for any reason other than (1) his death or disability, (2) his resignation, (3) his conviction of a crime involving moral turpitude, or (4) the termination of his agreement three years from the employment date, or upon (b) the reduction in the level or a change in nature of Phillips' responsibilities as President and Chief Executive Officer of USB or as President and Chief Executive Officer of FUSB, Phillips will be entitled to the following:

               (i) the Employer shall pay to Phillips an amount equal to his average annualized base salary then in effect at that time, except in the case of a change in ownership of USB or FUSB, in which case the amount will be equal to three (3) times his annualized base salary in effect at that time, and

               (ii) for a period of three (3) years from the date of such termination or reduction the Employer shall at its expense continue on behalf of Phillips the medical coverages and benefits provided to Phillips at any time during the 90-day period prior to the termination or reduction. The coverages and benefits provided in this Section 5(ii) shall be no less favorable to Phillips than the most favorable of such coverages and benefits provided to Phillips by Employer during the 90-day period referred to above. Employer's obligation hereunder with respect to the foregoing coverages and benefits shall be limited to the extent that Phillips obtains any such coverages or benefits pursuant to a subsequent employer's benefit plan, in which case the Employer may reduce the coverage of any benefits it is required to provide Phillips hereunder as long as the aggregate coverages and benefits of the combined benefit plans is no less favorable to Phillips than the coverages and benefits required to be provided under this
Section 5(ii).

     6. Disability. In the event of any illness or accident rendering Phillips totally disabled, Employer's obligations hereunder shall terminate twenty-six (26) weeks after the determination of such total disability. For purposes of this paragraph, "total disability" shall mean Phillips' inability to perform his duties. In the case of any disagreement between the parties with respect to Phillips' alleged total disability, Phillips shall be examined by a board of three (3) doctors, one (1) of whom is appointed by him, one (1) of whom is appointed by the Employer, and one (1) of whom is appointed by the two (2) doctors previously so appointed. The determination of such board of physicians shall be final, binding, and conclusive on the parties hereto.

     7. Notices. All notices required or permitted to be given hereunder shall be deemed duly given if in writing and delivered in person or deposited with the U.S. Postal Service, in a postage-paid envelope marked certified mail, return receipt requested, to the parties at the following addresses or to such other addresses as either may designate in writing to the other:

     If to USB:          United Security Bancshares, Inc.
                         P.O. Box 239
                         Thomasville, AL 36784

     If to FUSB:         First United Security Bank
                         131 West Front Street
                         Thomasville, AL 36784

     If to Phillips:     R. Terry Phillips
                         Rt. 1, Box 251
                         Millry, AL 36558

     8. Attorney's Fees. If Employer shall fail to make any payment due to Phillips hereunder, then Employer will pay Phillips cost of collection, including his reasonable attorney's fees, if the services of an attorney are utilized, whether or not suit be filed.

     9. Entire Agreement. This agreement constitutes the entire understanding and agreement between Employer and Phillips with regard to all matters addressed herein. There are no other agreements, conditions, or representations oral or written, express or implied, with regard hereto. This agreement may be amended only by a written instrument executed by the parties hereto.

     10. Governing Law. This agreement shall be construed and enforced in accordance with the laws of the State of Alabama.

     11. Binding Effect. This agreement shall inure to the benefit of and be binding upon USB and FUSB, their successors and assigns, including, without limitation, any person, partnership, or corporation which may acquire substantially all of USB's and/or FUSB's assets or business or with or into which USB and/or FUSB may be liquidated, consolidated, merged, or otherwise combined, and shall inure to the benefit of and be binding upon Phillips, his heirs, distributees, and personal representatives.

     12. Waiver. The failure any party to insist in any one or more instances upon performance of any terms or conditions of this agreement shall not be construed a waiver of future performance of any such term, covenant, or condition, but the obligations of either party with respect thereto shall continue in full force and effect.

     IN WITNESS WHEREOF, United Security Bancshares, Inc. and First United Security Bank have caused their corporate signatures and seals to be hereunto affixed by their duly authorized officers and
R. Terry Phillips, has executed this agreement on this the 1st day of JANUARY, 1999.

                                    UNITED SECURITY BANCSHARES,INC.
ATTEST:

BY:  /s/ Larry M. Sellers            BY:   /s/ J. L. Miller
     ----------------------------         ---------------------------
ITS: Secretary                       ITS: Chairman

     [CORPORATE SEAL]

                                    FIRST UNITED SECURITY BANK

ATTEST:

BY:  /s/ Larry M. Sellers            BY:  /s/ J. L. Miller
     -----------------------------        ----------------------------
ITS: Secretary                       ITS: Chairman

     [CORPORATE SEAL]

                                     /s/ R. Terry Phillips
                                     ----------------------------------
                                         R. Terry Phillips