Form 10-K/A
period 1998-12-31
UNITED SECURITY BANCSHARES INC
filed 1999-04-01
CIK 717806

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

                United Security Bancshares, Inc.
                   Annual Report on Form 10-K
                    for the fiscal year ended
                        December 31, 1998

                        TABLE OF CONTENTS

                                                                   Sequential
Part     Item     Caption                                            Page No.

I         1       Business...............................................3

          2       Properties.............................................8

          3       Pending Legal Proceedings..............................9

          4       Submission of Matters to a vote of Security Holders....9

II        5       Market for Registrant's Common Equity and
                  Related Stockholder Matters............................9

          6       Selected Financial Data...............................11

          7       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................12

          7A      Quantitative and Qualitative Disclosures About
                  Market Risk...........................................37

          8       Financial Statements and Supplementary Data...........38

          9       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................69

III      10       Directors and Executive Officers of the Registrant....70

         11       Executive Compensation................................70

         12       Security Ownership of Certain Beneficial Owners
                  and Management........................................70

         13       Certain Relationships and Related Transactions........70

IV       14       Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K...............................71

Signatures..............................................................72

Exhibits................................................................74

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


                                                                1996

                                                Before                        After
                                                 Tax            Tax            Tax
                                                Amount         Effect         Amount
Unrealized gains (losses) arising during
   the period                                 $  442,582     $  301,989     $  140,593
Less reclassification adjustments for
   (gains) losses included in net income         186,802         69,117        117,685

Net change in unrealized gain/(loss)
   on securities                              $  629,384     $  371,106     $  258,278


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