Form 10-Q
period 1999-03-31
UNITED SECURITY BANCSHARES INC
filed 1999-05-17
CIK 717806

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1999

                      Commission File Number: 0-14549


                     United Security Bancshares, Inc.
          (Exact name of registrant as apecified in its charter)



      Alabama                                         63-0843362
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


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

          Yes  X                   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                              Outstanding at March 31, 1999
     Common Stock, $.01 par value                 3,554,531  Shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

                                                                   PAGE

ITEM 1.   FINANCIAL STATEMENTS:

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       AT MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998           3

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998           4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 1999
        AND 1998                                                     5

     THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT
        CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE
        OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY
        FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND
        THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED          6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                       10



PART II.  OTHER INFORMATION


OTHER INFORMATION                                                   12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE PAGE                                                      13

SIGNATURES


             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

               (Dollars in thousands, except per share data)

                                  ASSETS

                                                March 31     December 31
                                                  1999           1998
                                                Unaudited


CASH AND DUE FROM BANKS                         $   9,790     $  12,103

INTEREST-BEARING DEPOSITS IN BANKS                    126        14,728

TRADING SECURITIES                                  1,352             0

INVESTMENT SECURITIES AVAILABLE FOR SALE,
   at fair value                                  175,959       164,019

LOANS, net of allowance for loan losses of
   $5,478 and $4,989, respectively                235,165       235,060

PREMISES AND EQUIPMENT                              8,935         8,225

OTHER ASSETS                                       16,226        15,938
     Total assets                                $447,553      $450,073


                   LIABILITIES AND SHAREHOLDERS' EQUITY


DEPOSITS                                         $324,158      $326,645

BORROWINGS                                         57,215        55,859

OTHER LIABILITIES                                   5,205         7,001
     Total liabilities                            386,578       389,505

SHAREHOLDERS' EQUITY
   Common stock, par value $.01 per share;
     10,000,000 shares authorized; 3,618,531
     and 3,610,945 shares issued, respectively         36            36
   Surplus                                          8,351         8,219
   Accumulated other comprehensive income           1,607         2,822
   Retained earnings                               51,233        49,743
   Less treasury stock-64,000 shares, at cost        (252)         (252)
     Total shareholders' equity                    60,975        60,568
     Total liabilities and shareholders'
        equity                                   $447,553      $450,073

     The accompanying notes are an integral part of these statements.

             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in thousands, except per share data)



                                                    Three Months Ended
                                                         March 31,
                                                    1999           1998
                                                        (Unaudited)
INTEREST INCOME:
   Interest and fees on loans                    $  7,820       $  6,653
   Interest on securities                           2,798          3,472
     Total interest income                         10,618         10,125

INTEREST EXPENSE:
   Interest on deposits                             3,020          3,083
   Interest on borrowings                             649            643
     Total interest expense                         3,669          3,726

NET INTEREST INCOME                                 6,949          6,399

PROVISION FOR LOAN LOSSES                           1,014            633
     Net interest income after provision
       for loan losses                              5,935          5,766

NONINTEREST INCOME:
   Service and other charges on deposit
     accounts                                         462            539
   Other income                                       598            423
   Securities gains                                   511            249
     Total noninterest income                       1,571          1,211

NONINTEREST EXPENSES:
   Salaries and employee benefits                   2,557          2,187
   Occupancy expense                                  266            256
   Furniture and equipment expense                    352            352
   Other expenses                                   1,148          1,099
     Total noninterest expense                      4,323          3,894
   Income before income taxes                       3,183          3,083
PROVISION FOR INCOME TAXES                            948            840
NET INCOME                                       $  2,235       $  2,243

BASIC NET INCOME PER SHARE                       $    .63       $    .63
DILUTED NET INCOME PER SHARE                     $    .63       $    .63
DIVIDENDS PER SHARE                              $    .21       $    .19

     The accompanying notes are an integral part of these statements.


             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               (Dollars in thousands, except per share data)



                                                      Three Months Ended
                                                           March 31,
                                                     1999           1998
                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $  2,235       $  2,243
   Adjustments:
     Depreciation                                      226           232
     Amortization of premiums and discounts,
       net                                             391           139
     Amortization of intangibles                       175           160
     Provisions for losses on loans                  1,014           633
     (Gain) loss on sale of securities, net           (556)          (71)
     Changes in assets and liabilities
        Decrease (increase) in other assets            245        (1,838)
        (Decrease) increase in other liabilities    (1,796)          826
          Total adjustments                           (301)           81
          Net cash provided by operating
             activities                              1,934         2,324
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities/call of securities
     available for sale                             25,764        11,809
   Proceeds from sales of securities                21,010        16,373
   (Purchase of) proceeds from sale of property
      and equipment, net                              (936)         (688)
   Purchase of securities available for sale       (61,824)      (27,025)
   Loan (originations) and principal repayments,
     net                                            (1,119)       (7,137)
          Net cash used by investing activities    (17,105)       (6,668)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease (increase) in customer deposits, net    (2,487)        2,334
   Sale of treasury stock                                0             3
   Exercise of stock options                           132            75
   Dividends paid                                     (745)         (673)
   Increase (decrease) in borrowings                 1,356        (1,423)
          Net cash used by financing activities     (1,744)          316
          Net increase (decrease) in cash and cash
              equivalents                          (16,915)       (4,028)

CASH AND CASH EQUIVALENTS, beginning of period      26,831        14,539
CASH AND CASH EQUIVALENTS, end of period           $ 9,916       $10,511

     The accompanying notes are an integral part of these statements.


             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

     The accompanying unaudited condensed consolidated financial statements as of March 31, 1999 and 1998 include the accounts of United Security Bancshares, Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operation for any interim period are not necessarily indicative of results expected for the fiscal year ended December 31, 1998. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1998, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 1998 consolidated financial statements.

2.   NET INCOME PER SHARE

     Basic net income per share was computed by dividing net income by weighted average number of shares of common stock outstanding during the three months period ended March 31, 1999. Common stock outstanding consists of issued shares less treasury stock.
     Diluted net income per share for the three month period ended March 31, 1999 and 1998, was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

     The following table represents the net income per share calculations for the three month period ended March 31, 1999 and 1998:

                                                               Net Income
     For the Three Months Ended           Income      Shares    Per Share

     March 31, 1999 ($ in thousands):
        Net income                        $2,235
        Basic net income per share:
          Income available to common
            shareholders                   2,235     3,550,841     $.63

     Dilutive securities:
        Stock option                           0        23,028
     Dilutive net income per share:
        Income available to common
          shareholders plus assumed
          conversions                      $2,235    3,573,869     $.63

     March 31, 1998:
        Net income                         $2,243
        Basic net income per share:
          Income available to common
             shareholders                   2,243    3,539,833     $.63
        Dilutive securities                     0       24,758        0
        Dilutive net income per share      $2,243    3,564,591     $.63


3.   COMPREHENSIVE INCOME

     The company adopted SFAS No. 130 effective January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

     The Company has classified its securities as available for sale in accordance with Financial Accounting Standards Board Statement No.
     115. For the three month period ended March 31, 1999, the net unrealized gain on these securities decreased by $1.2 million. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three month period ended March 31, 1999 and 1998, the Company recognized a corresponding adjustment in the net unrealized gain component of equity.

     Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three and nine months ended September 30, 1998 and 1997:

                                                        Three Months
                                                           Ended
                                                          March 31,
                                                    1999           1998

          Net income                               $2,235         $2,243
          Other comprehensive income,
            net of tax:
               Unrealized gain on securities        1,607            525
          Comprehensive income                     $3,842         $2,768


4.   MARKET RISK

     There have been no material changes in reported market risks since year-end.

5.   PENDING ACCOUNTING PRONOUNCEMENTS

     The AICPA has issued Statements of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization for external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interest costs during development of computer software for internal use (planning and preliminary costs should be expensed). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use.

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

6.   SEGMENT REPORTING

     Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company as described in Note 2, Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

                                              All
                             FUSB     ALC    Other  Eliminations Consolidated

Total interest income       $8,014  $3,860  $  2,290    $(3,546)    $10,618
Total interest expense       3,669   1,312         0      1,312       3,669
Net interest income          4,345   2,548     2,290     (2,234)      6,949
Provision for loan losses       70     944         0          0       1,014
Net interest income after
  provision                  4,275   1,604     2,290     (2,234)      5,935
Total noninterest income     1,291     303         6        (29)      1,571
Total noninterest expense    2,901   1,366        61          5      4,323
Income(loss) before income
  taxes (tax benefit)        2,665     541     2,235     (2,258)      3,183
Provision for income taxes
  (tax benefit)                737     211         0           0        948
Net income(loss)          $  1,928  $  330   $ 2,235  $  (2,258)   $  2,235

Other significant items:
  Total assets            $437,139  $69,549  $61,924  $(121,059)   $447,553
  Total investment
   securities              173,145        0    2,814          0     175,959
  Total loans, net         234,428   65,899        0    (65,162)    235,165
  Investment in wholly-
   owned subsidiaries        1,566        0   55,604    (57,170)          0
  Total interest income
   from external customers   6,726    3,860       32          0      10,618
  Total interest income
   from affiliates           1,312        0        0     (1,312)          0


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security" or "the Company" ). United Security is the parent holding company of First United Security Bank (the "Bank"), and it has no operations of any consequence other than the ownership of its subsidiaries.

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the three months ended March 31, 1999, and 1998, while comparing income for the three months period ended March 31, 1999, to income for the three months period ended March 31, 1998.

All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

COMPARING THE THREE MONTHS ENDED MARCH 31, 1999, TO THE THREE MONTHS ENDED MARCH 31, 1998:

Net income decreased $8,000, or .36%, resulting in virtually no change in increasing basic net income per share of $.63.

The increase in interest income was due to increases in interest on loans. This increase is due to an increase in the average loans outstanding and an increase in the average yield.

The $428,000, or 11%, increase in noninterest expense was primarily attributed to increases in salaries and employee benefits expenses of $370,000 and an increase in other noninterest expenses of $48,000, or 4.4%. A significant portion of the increase in salaries and employee benefits expenses is associated with the cost of adding offices to the Acceptance Loan Company, a wholly owned subsidiary of First United Security Bank.

COMPARING THE MARCH 31, 1999, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 1998:

In comparing the financial condition at December 31, 1998, to March 31, 1999, the liquidity and capital resources did not materially change during the period. Total assets decreased $2.5 million to $448 million, while liabilities decreased $2.9 million to $386 million. Retained earnings increased $1.5 million, or 3%, due to earnings in excess of dividends paid during the period. This change and a decrease of $1.2 million in net unrealized gain on available for sale securities increased shareholders' equity by $406,000 to $60.1 million.

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

The Bank is required to maintain certain levels of regulatory capital. At March 31, 1999, and December 31, 1998, United Security and the Bank were in compliance with all regulatory capital requirements.

Management is not aware of any condition that currently exists that would have any adverse effects on the liquidity, capital resources, or operation of United Security Bancshares, Inc. However, the Company is a defendant in certain claims and legal actions rising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Company.

YEAR 2000 PROBLEM:

The Year 2000 ("Y2K") problem is the programming problem caused by some computer software programs and hardware systems using only two digits to indicate a year and assuming that the first two digits of any year are "19". Risks to the Company if its computer systems are not Y2K compliant include the inability to process customer deposits or checks drawn on the Bank, inaccurate interest accruals and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers', and customers' computer systems are not Y2K compliant. These risks include the inability of the Bank to communicate with the centralized data processing center if phone systems are not working, the interruption of business in the event of power outages, the inability of loan customers to comply with repayment terms if their businesses are interrupted, and the inability to make payment for checks drawn on the Bank, receive payment for checks deposited by the Bank's customers, or invest excess funds if the Federal Reserve Banks or correspondent banks are not Y2K compliant. The Company's most important mission critical system is the software and hardware responsible for maintaining and processing general ledger, deposits, and loan accounts. The Bank has satisfactorily completed testing of all in-house systems. The Company continues to contact its key vendors, suppliers, and customers to determine their Y2K compliance. This phase of preparedness should be completed by June 30, 1999. The Company has completed a contingency plan with testings and training continuing. Total expenditures for Y2K compliance has been approximately $175,000 with an additional $25,000 expected by year-end.

                         PART II:    OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 is filed with this report.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNITED SECURITY BANCSHARES, INC.


DATE:          May 17, 1999


BY:       /s/ Larry M. Sellers
          Its Vice-President and Secretary and Treasurer
          (Duly Authorized Officer and Principal Financial Officer)