Form 10-Q
period 1999-06-30
UNITED SECURITY BANCSHARES INC
filed 1999-08-16
CIK 717806

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 1999


                    Commission File Number:  0-14549



                    United Security Bancshares, Inc.
(Exact name of registrant as specified in its charter)

            Alabama                            63-0843362
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)          Identification No.)

     131 West Front Stree
      Post Office Box 249
    Thomasville, Al.                             36784
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(334)-636-5424

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes       X              No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class               Outstanding at June 30, 1999
    Common Stock, $.01 par value        3,558,781 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES



                      PART I.  FINANCIAL INFORMATION

                                                            Page
ITEM 1.   FINANCIAL STATEMENTS

  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
    AT JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998        2

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
    AND 1998                                                  3

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 1999
    AND 1998                                                  4

  THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT
    PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF
    MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR
    PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS
    OF OPERATIONS FOR THE PERIODS PRESENTED

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                 11



PART II.                    OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                    14

SIGNATURE PAGE                                                15

SIGNATURES




              UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

               (Dollars in thousands, except per share data)

                                  ASSETS


                                        June 30      December 30
                                          1999           1998
                                      (Unaudited)

CASH AND DUE FROM BANKS                 $ 11,070       $ 12,103

INTEREST-BEARING DEPOSITS IN BANKS         3,532         14,728

FEDERAL FUNDS SOLD                         1,875              0

TRADING SECURITIES                         3,938              0

INVESTMENT SECURITIES AVAILABLE FOR
  SALE, at fair value                    158,494        164,019

LOANS,, net of allowance for loan
  losses of $5,644 and $4,989,
  respectively                           255,540        235,060

PREMISES AND EQUIPMENT                     9,409          8,225

OTHER ASSETS                              19,795         15,938
          Total Assets                  $463,653       $450,073


LIABILITIES AND SHAREHOLDERS' EQUITY


DEPOSITS                                $329,133       $326,645

BORROWINGS                                68,168         55,859

OTHER LIABILITIES                          5,986          7,001
          Total liabilities             $403,287       $389,505

SHAREHOLDERS' EQUITY
   Common stock, par value $.01 per
     share; 10,000,000 shares
     authorized; 3,622,781 and
     3,610,945 shares issued,
     respectively                             36             36
   Surplus                                 8,425          8,219
   Accumulated other comprehensive          (377)         2,822
     income
   Retained earnings                      52,534         49,743
   Less treasury stock--64,000
     shares at cost                         (252)          (252)
        Total shareholders' equity        60,366         60,568
        Total liabilities and
          shareholders' equity          $463,653       $450,073


The accompanying notes are an integral part of these statements.


             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in thousands, except per share data)


                              Three Months Ended  Six Months Ended
                                   June 30,            June 30,
                                1999      1998      1999     1998
                                 (Unaudited)        (Unaudited)

INTEREST INCOME:
Interest and fees on loans    $ 8,319   $ 7,109   $16,139   $13,762
Interest on securities          2,713     3,491     5,511     6,963
  Total interest income        11,032    10,600    21,650    20,725

INTEREST EXPENSE:
Interest on deposits          $ 3,046   $ 3,113   $ 6,066   $ 6,196
Interest on borrowings            670       787     1,319     1,430
  Total interest expense        3,716     3,900     7,385     7,626

NET INTEREST INCOME             7,316     6,700    14,265    13,099


PROVISION FOR LOAN LOSSES         837       617     1,851     1,250
Net interest income after pro-
  vision for loan losses        6,479     6,083    12,414    11,849

NONINTEREST INCOME:
Service and other charges on
  deposit accounts                495       493       957     1,032
Other income                      638       474     1,236       897
Securities gains                    8       216       519       465
  Total noninterest income      1,141     1,183     2,712     2,394

NONINTEREST EXPENSES:
Salaries & employee benefits    2,716     2,416     5,273     4,603
Occupancy expense                 268       257       534       513
Furniture & equipment expense     355       375       707       727
Other expenses                  1,333     1,122     2,481     2,221
  Total noninterest expense     4,672     4,170     8,995     8,064

Income before income taxes      2,948     3,096     6,131     6,179

PROVISION FOR INCOME TAXES        899       920     1,847     1,760

NET INCOME                    $ 2,049   $ 2,176   $ 4,284   $ 4,419

BASIC NET INCOME PER SHARE    $   .58   $   .61   $  1.20   $  1.25

DILUTED NET INCOME PER SHARE  $   .57   $   .61   $  1.20   $  1.24

DIVIDENDS PER SHARE           $   .21   $   .19   $   .42   $   .38


The accompanying notes are an integral part of these statements.



              UNITED SECURITY BANCSHARES, INC AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Dollars in thousands, except per share data)


                                                  Six Months Ended
                                                      June 30,
                                                  1999      1998
                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 4,284   $ 4,419
Adjustments:
  Depreciation                                        453       464
  Amortization of premiums and discounts, net         766       334
  Amortization of intangibles                         353       322
  Provision for losses on loans                     1,851     1,250
  (Gain) loss on sale of securities, net             (519)     (465)
  Changes in assets and liabilities:
    Decrease(increase) in other assets             (4,210)     (975)
    (Decrease)increase in other liabilities        (3,196)      (61)
     Total adjustments                             (4,502)      869
     Net cash(used in) provided by operating
       activities                                    (218)    5,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/call and paydowns of
  securities available for sale                    37,773    21,212
Proceeds from sales of securities                  52,894    31,781
Purchase of property and equipment, net            (1,637)   (1,152)
Purchase of securities available for sale         (90,345)  (50,554)
Loan (originations) and principal repayments, net (22,331)  (14,794)
     Net cash used by investing activities        (23,646)  (13,507)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in customer deposits, net       2,488   (1,039)
Sale of treasury stock                                  0         3
Exercise of stock options                             206        93
Dividends paid                                     (1,493)   (1,346)
Increase in borrowings                             12,309    13,547
     Net cash provided by financing activities     13,510    11,258
     Net increase (decrease) in cash and cash
       equivalents                                (10,354)    3,039

CASH AND CASH EQUIVALENTS, beginning of period     26,831    14,539
CASH AND CASH EQUIVALENTS, end of period          $16,477   $17,578


The accompanying notes are an integral part of these statements.



           UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The accompanying unaudited condensed consolidated financial statements as of June 30, 1999 and 1998 include the accounts of United Security Bancshares, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 1999. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1998, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc.("USB")are set forth in the summary of significant accounting policies in USB's December 31, 1998 consolidated financial statements.

2.   NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six month periods ended June 30, 1999 and 1998. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and six month periods ended June 30, 1999 and 1998, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the stock option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the net income per share calculations for the three and six months period ended June 30, 1999 and 1998:


                                                       Net Income
For the Three Months Ended         Income    Shares     Per Share

June 30, 1999($in thousands)
  Net Income                       $2,049            0
  Basic net income per share:
    Income available to common
     shareholders                   2,049    3,557,525    $.58
Dilutive securities:
  Stock option                          0       27,245
Dilutive net income per share:
  Income available to common
    shareholders plus assumed
    conversions                    $2,049    3,584,770    $.57

June 30, 1998:
  Net income                       $2,176
  Basic net income per share:
    Income available to common
      shareholders                  2,176    3,542,513    $.61
Dilutive securities:
  Stock option                          0       26,574
Dilutive net income per share:
  Income available to common
    shareholders plus assumed
    conversions                    $2,176    3,569,087    $.61



                                                       Net Income
For the Six Months Ended           Income    Shares     Per Share

June 30, 1999($ in thousands):
  Net income                       $4,284
  Basic net income per share:
    Income available to common
      shareholders                  4,284    3,555,367    $1.20
Dilutive securities:
  Stock option                          0       27,256
Dilutive net income per share:
  Income available to common
    shareholders plus assumed
    conversions                    $4,284    3,582,623    $1.20

June 30, 1998:
  Net income                       $4,419
  Basic net income per share:
    Income available to common
      shareholders                  4,419    3,541,423    $1.25
Dilutive securities:
  Stock option                          0       27,497
Dilutive net income per share:
  Income available to common
    shareholders plus assumed
    conversions                    $4,419    3,568,920    $1.24



3.   COMPREHENSIVE INCOME

The Company adopted SFAS No. 130 effective January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

The Company has classified its securities as available for sale in accordance with Financial Accounting Standards Board Statement No.
115. For the three-month period ended June 30, 1999, the net unrealized gain on these securities decreased by $1.2 million. Pursuant to Statement No. 115, any unrealized gain or loss activity of available-for-sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three-month period ended June 30, 1999 and 1998, the Company recognized a corresponding adjustment in the net unrealized gain component of equity.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three and six month-periods ended June 30, 1999 and 1998:


                               Three Months          Six Months
                                  Ended                Ended
                                 June 30,               June 30,
                              1999      1998      1999      1998

Net income                    $2,049    $2,176    $4,284    $4,419
Other comprehensive income,
  net of tax:
  Unrealized gain(loss) on
   securities                 (1,984)      (75)   (3,199)      758
Comprehensive income          $   65    $2,101    $1,085    $5,177


4.   MARKET RISK

There have been no material changes in reported market risks since year-end.

5.   PENDING ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. This statement encourages earlier application, but delays the effective date of Statement 133 from fiscal quarters of all fiscal years beginning after June 15, 1999 to fiscal quarters of all fiscal years beginning after June 15, 2000. In accordance with the new standard, management will continue to evaluate the impact and defer implementations as the standard allows.


6.   SEGMENT REPORTING

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company, First United Security Bank ("FUSB") and Acceptance Loan Company, Inc. ("ALC"). The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company as described in Note 2 of the Company's Annual Consolidated Financial Statements, Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:


                                             ALL     ELIMINA-   CONSOLI-
                         FUSB       ALC      OTHER     TIONS      DATED
For the three months
  ended June 30, 1999:
Net interest income        $  4,580  $  2,697  $   766  $   (727)  $  7,316
Provision for loan losses        40       797        0         0        837
Total noninterest income        837       277    1,346    (1,319)     1,141
Total noninterest expense     2,982     1,579      114        (3)     4,672
Income(loss) before income
  taxes(tax benefit)          2,395       598    1,998    (2,043)     2,948
Provision for income taxes
  (tax benefit)                 668       233      (2)         0        899
Net income(loss)              1,727       365    2,000    (2,043)     2,049

For the six months
  ended June 30, 1999:
Net interest income        $  8,925  $  5,245  $ 1,532  $ (1,437)  $ 14,265
Provision for loan losses       110     1,741        0         0      1,851
Total noninterest income      2,128       580    2,870    (2,866)     2,712
Total noninterest expense     5,883     2,945      175        (8)     8,995
Income(loss) before income
  taxes(tax benefit)          5,060     1,139    4,227    (4,295)     6,131
Provision for income taxes
  (tax benefit)               1,405       444       (2)        0      1,847
Net income(loss)              3,655       695    4,229    (4,295)     4,284

Other significant items:
Total assets, June 30,
  1999                     $456,289  $ 75,806  $61,329 $(129,771)  $463,653
Total interest income
  from external customers,
  six months ended
  June 30, 1999            $ 13,620  $  7,970  $    60 $       0   $ 21,650
Total interest income
  from affiliates,
  six months ended
  June 30, 1999            $  2,720  $      0  $     0 $  (2,720)  $      0



                                                  ALL     ELIMINA-   CONSOLI-
                            FUSB        ALC      OTHER     TIONS      DATED
For the three months
  ended June 30, 1998:
Net interest income        $  4,940  $  1,711  $   723   $  (674)  $  6,700
Provision for loan losses       140       477        0         0        617
Total noninterest income        943       231    1,818    (1,809)     1,183
Total noninterest expense     2,928     1,132      363      (253)     4,170
Income(loss) before income
  taxes(tax benefit)          2,815       333    2,178    (2,230)     3,096
Provision for income taxes
  (tax benefit)                 788       134        2        (4)       920
Net income(loss)              2,027       199    2,176    (2,226)     2,176

For the six months
  ended June 30, 1998:
Net interest income        $  9,951  $  3,082  $ 4,802  $ (4,736)  $ 13,099
Provision for loan losses       350       900        0         0      1,250
Total noninterest income      1,928       441       40       (15)     2,394
Total noninterest expense     5,861     2,031      425      (253)     8,064
Income(loss) before income
  taxes(tax benefit)          5,668       592    4,417         0      6,179
Provision for income taxes
  (tax benefit)               1,532       230       (2)        0      1,760
Net income(loss)              4,136       362    4,419    (4,498)     4,419

Other significant items:
Total assets, June 30,
  1998                     $436,348  $ 56,888  $57,412  $108,333   $442,315
Total interest income
  from external customers,
  six months ended
  June 30, 1998            $ 15,625  $  5,033  $    67  $      0   $ 20,725
Total interest income
  from affiliates,
  six months ended
  June 30, 1998            $  1,952  $      0  $     0  $ (1,952)  $      0



Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"). United Security is the parent holding company of United Security Bank (the "Bank"), and it has no operations of any consequence other than the ownership of its subsidiaries.

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the six months ended June 30, 1999 to year-end 1998; while comparing income for the three and six months period ended June 30, 1999, to income for the three and six months period ended June 30, 1998.

All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

COMPARING THE THREE MONTHS ENDED JUNE 30, 1999, TO THE THREE MONTHS ENDED JUNE 30, 1998:

The increase in interest income was due to increases in interest on loans. This increase is due to both an increase in the average loans outstanding and an increase in the average yield.

The $502,000, or 12.04%, increase in noninterest expense was primarily attributed to increases in salaries and employee benefits expenses of $300,000 and an increase in other noninterest expenses of $211,000, or 18.81%. A significant portion of the increase in salaries and employee benefits expenses is associated with the costs of adding offices to the Bank and Acceptance Loan Company, a wholly owned subsidiary of First United Security Bank.

Net income decreased $127,000, or 5.84%, resulting in a decrease of basic net income per share to $.58. This was due to the factors discussed above and an increase in the provision for loan losses of $220,000, as described below.

COMPARING THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998.

Net income decreased $135,000, or 3.05%, thus decreasing net income per share to $1.20 from $1.25. The decrease is primarily attributable to a $241,000, or 3.16% increase in interest expense and a $931,000, or 11.55% increase in noninterest expense with a $601,000 increase in the provision for loan losses. The increase in the provision for loan losses was primarily a result of continued growth in Acceptance Loan Company ("ALC"), a wholly owned subsidiary of the Bank, and further analysis of ALC's portfolios. The allowance for loan losses reflects management's estimates, which take into account historical experience, the amount of nonperforming assets and general economic conditions. The increase in interest income was due to increases in interest on loans. This increase is due both to an increase in the average loans outstanding and an increase in the average yield. The $931,000 increase in noninterest expense was primarily attributed to increases in salaries and employee benefits expenses of $670,000 and other expenses of $260,000. A significant portion of this increase is associated with the cost of adding offices to the Bank and ALC.

COMPARING THE JUNE 30, 1999 STATEMENT OF FINANCIAL CONDITION TO DECEMBER
31, 1998

In comparing financial condition at December 31, 1998 to June 30, 1999 liquidity and capital resources did not materially change during the period. Total assets, increased $13.6 million to $464 million, while liabilities increased $13.8 million to $403 million. Retained earnings increased $3 million, or 5.61%, due to earnings in excess of dividends paid during the period. This change and a decrease of $3 million in accumulated other comprehensive income decreased shareholders' equity by $202,000 to $60.3 million.

CAPITAL RESOURCES:

The Bank's primary sources of funds are customer deposits, repayments of loan principal, and interest from loans and investments, While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows, and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

The Bank is required to maintain certain levels of regulatory capital. At June 30, 1999 and December 31, 1998, United Security and the Bank were in compliance with all regulatory capital requirements.

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

YEAR 2000 PROBLEM

The Year 2000 ("Y2K") problem is the programming problem caused by some computer software programs and hardware systems using only two digits to indicate a year and assuming that the first two digits of any year are "19". Risks to the Company if its computer systems are not Y2K compliant include the inability to process customer deposits or checks drawn on the Bank, inaccurate interest accruals and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers', and customers' computer systems are not Y2K compliant. These risks include the inability of the Bank to communicate with the centralized date processing center if phone systems are not working, the interruption of business in the event of power outages, the inability of loan customers to comply with repayment terms if their businesses are interrupted, and the inability to make payment for checks drawn on the Bank, receive payment for checks deposited by the Bank's customers, or invest excess funds if the Federal Reserve Bank's or correspondent banks' are not Y2K compliant. The Company's most important mission critical system is the software and hardware responsible for maintaining and processing general ledger, deposits, and loan accounts. The Bank has satisfactorily completed testing of all in-house systems. The Company continues to contact its key vendors, suppliers, and customers to determine their Y2K compliance. This phase of preparedness should be completed by June 30, 1999. The Company has completed a contingency plan with testings and training continuing. Total expenditures for Y2K compliance has been approximately $175,000 with an additional $25,000 expected by year-end.

                           PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 is filed with this report.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE:    8/13/99

BY:     /s/Larry M. Sellers
        It's Vice-President, Secretary, and Treasurer
        (Duly Authorized Officer and Principal Financial Officer)