Form 10-Q
period 1999-09-30
UNITED SECURITY BANCSHARES INC
filed 1999-11-12
CIK 717806

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 1999


                    Commission File Number:  0-14549

                    United Security Bancshares, Inc.
         (Exact name of registrant as specified in its charter)


              Alabama                                 63-0843362
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

         131 West Front Street
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

               Class                    Outstanding at September 30, 1999
     Common Stock, $.01 par value            3,566,856 shares


             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

                                                                   Page

ITEM 1.   Financial Statements:


Condensed Consolidated Statements of Financial Condition
at September 30, 1999 and December 31, 1998                          3

Condensed Consolidated Statements of Income (Unaudited)
for the three and nine months ended September 30, 1999
and September 30, 1998                                               4

Condensed Consolidated Statements of Cash Flows for the
nine months ended September 30, 1999 and 1998                        5

Notes to Condensed Consolidated Financial Statements                 6

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

Signatures



             UNITED SECURITY BANCSHARES, INC AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

               (Dollars in thousands, except per share data)


                                  ASSETS


                                          Sept. 30,         Dec. 31,
                                            1999              1998
                                         (Unaudited)

Cash and due from banks                       $10,405        $12,103
Interest-bearing deposits in banks              1,544         14,728
Trading securities                              2,063              0
Investment securities available for
  sale, at fair value                         163,267        164,019
Loans, net of allowances for loan
  losses of $5,099 and $4,989,
  respectively                                264,514        235,060
Premises and equipment                          9,735          8,225
Other assets                                   20,135         15,938
  Total Assets                               $471,663       $450,073


                   LIABILITIES AND SHAREHOLDERS' EQUITY


Deposits                                     $324,710       $326,645
Borrowings                                     78,345         55,859
Other Liabilities                               7,471          7,001
  Total Liabilities                           410,526        389,505

Shareholders' Equity:
  Common stock, par value $.01 per
  share; 10,000,000 shares authorized;
  3,630,856 and 3,610,945 shares issued
  respectively                                     36             36
Surplus                                         8,567          8,219
Accumulated other comprehensive
  income                                       (1,101)         2,822
Retained earnings                              53,887         49,743
Less treasury stock-64,000 shares,
  at cost                                        (252)          (252)
Total Shareholders' Equity                     61,137         60,568
  Total Liabilities and
    Shareholders' Equity                     $471,663       $450,073


The accompanying notes are an integral part of these statements.




             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in thousands, except per share data)


                               Three Months Ended       Nine Months Ended
                                  September 30,           September 30,
                               1999           1998      1999           1998
                                   (Unaudited)              (Unaudited)
Interest Income:
  Interest and fees on loans   $8,664       $7,687     $24,803      $21,449
  Interest on securities        2,804        3,567       8,315       10,530
    Total interest income      11,468       11,254      33,118       31,979

Interest Expense:
  Interest on deposits          3,079        3,191       9,145        9,387
  Interest on borrowings          879          865       2,198        2,295
    Total interest expense      3,958        4,056      11,343       11,682

Net Interest Income             7,510        7,198      21,775       20,297

Provision for Loan Losses:        918          719       2,769        1,969
  Net interest income after
    provision for loan losses   6,592        6,479      19,006       18,328

Noninterest Income:
  Service and other charges
    on deposit accounts           538          514       1,495        1,546
  Other income                    507          496       1,743        1,393
  Securities gains                  5           55         524          520
    Total noninterest income    1,050        1,065       3,762        3,459

Noninterest Expenses:
  Salaries and employee
     benefits                   2,753        2,480       8,026        7,083
Occupancy expense                 348          290         882          803
Furniture and equipment
     expense                      382          378        1089         1105
Other Expenses                  1,209        1,113       3,690        3,334
     Total noninterest
          expense               4,692        4,261      13,687       12,325
Income before income taxes      2,950        3,283       9,081        9,462
Provision for Income Taxes        848          972       2,695        2,732
Net Income                     $2,102       $2,311      $6,386       $6,730

Basic Net Income Per Share       $.59         $.65       $1.79        $1.90
Diluted Net Income Per Share     $.58         $.65       $1.78        $1.89
Dividends Per Share              $.21         $.19        $.63        $0.57

The accompanying notes are an integral part of these statements.



             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               (Dollars in thousands, except per share data)




                                                   Nine Months Ended
                                                      September 30,
                                                   1999           1998
                                                        (Unaudited)

Cash Flows from Operating Activities
  Net Income                                      $6,386         $6,730
  Adjustments:
    Depreciation                                     735            730
    Amortization of premiums and discounts, net      913            167
    Amortization of intangibles                      536            424
    Provision for losses on loan                   2,769          1,969
    Gain on sale of securities, net                 (524)          (254)
    (Gain) loss on sale of fixed assets                0             (7)
    Changes in assets and liabilities:
    Decrease (increase) in other assets           (4,733)        (3,378)
    (Decrease) increase in other liabilities       2,614          1,203
      Total Adjustments                            2,310            854
       Net cash provided by operating activities   8,696          7,584

Cash Flows from Investing Activities:
  Proceeds from maturities/call and paydowns of
    securities available for sale                 45,642         35,832
  Proceeds from sales of securities               52,501         28,455
  Purchase of property and equipment, net         (2,245)        (1,671)
  Purchase of securities available for sale     (105,910)       (64,918)
  Loan(originations) and principal repayments,   (32,223)       (17,403)
   Net
    Net cash used by investing activities        (42,235)       (19,705)

Cash Flows from Financing Activities:
  Decrease in customer deposits, net              (1,935)        (1,091)
  Sale of treasury stock                               0              3
  Exercise of stock options                          348            133
  Dividends paid                                  (2,242)        (2,021)
  (Decrease) increase in borrowings               22,486         13,231
    Net cash provided by financing activities     18,657         10,255
    Net decrease in cash and cash equivalents    (14,882)        (1,866)

Cash and Cash Equivalents, beginning of period    26,831         14,539

Cash and Cash Equivalents, end of period         $11,949        $12,673


The accompanying notes are an integral part of these statements.


              UNITED SECURITY BANCSHARES, INC AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

The accompanying unaudited condensed consolidated financial statements as of September 30, 1999, and 1998 include the accounts of United Security Bancshares, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 1999. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1998, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 1998 consolidated financial statements.

2.   Net income per share.

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month periods ended September 31, 1999 and 1998. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and nine month periods ended September 30, 1999 and 1998, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the net income per share calculations for the three and nine months period ended September 30, 1999 and 1998:

                                                            Net Income
     For the Three Months Ended    Income      Shares        Per Share

September 30, 1999:
     Net income                    $2,102
     Basic net income per share:
          Income available to
          common shareholders       2,102     3,566,667          $.59
Dilutive securities:
     Stock option                       0        28,814
Dilutive net income per share:
     Income available to common
      shareholders plus assumed
      conversions                  $2,102      3,595,481         $.58

September 30, 1998 ($ in thousands):
     Net income                    $2,311
     Basic net income per share:
       Income available to common
       shareholders                 2,311      3,544,683         $.65
Dilutive securities:
     Stock option                       0         24,796
Dilutive net income per share:
     Income available to common
      shareholders plus assumed
      conversions                  $2,311      3,569,479         $.65


                                                              Net Income
     For the Nine Months Ended     Income       Shares         Per Share

September 30, 1999:
     Net Income                    $6,386
     Basic net income per share:
       Income available to common
        shareholders                6,386      3,559,133        $1.79
Dilutive securities:
     Stock option                       0         28,843
Dilutive net income per share:
     Income available to common
       shareholders plus assumed
       conversions                 $6,386      3,587,976        $1.78

September 30,1998 ($ in thousands):
     Net income                    $6,730
     Basic net income per share:
       Income available to common
          shareholders              6,730      3,555,367        $1.90
Dilutive securities:
     Stock option                       0         27,256
     Dilutive net income per share:
       Income available to common
        shareholders plus assumed
        conversions                $6,730      3,582,623        $1.89


3.   COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 effective January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

The Company has classified its securities as available for sale in accordance with SFAS No. 115. For the three month period ended September 30, 1998, the net unrealized loss on these securities increased by $1.9 million. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three month period ended September 30, 1999 and 1998, the Company recognized a corresponding adjustment in the net unrealized gain (loss) component of equity.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three and nine month periods ended September 30, 1999 and 1998:

                                Three Months         Nine Months
                                  Ended                Ended
                                September 30,       September 30,
                               1999      1998      1999      1998

Net income                    $2,102    $2,311    $6,386    $6,730
Other comprehensive income,
     net of tax:
     Unrealized gain (loss)
       on securities          (1,939)   (1,174)   (3,923)    1,932
Comprehensive income            $163    $3,485    $2,463    $8,662


4.   MARKET RISK

There have been no material changes in reported market risks since year-end.

5.   PENDING ACCOUNTING PRONOUNCEMENTS

In September 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. This statement encourages earlier application, but delays the effective date of SFAS No. 133 from fiscal quarters of all fiscal years beginning after September 15, 1999 to fiscal quarters of all fiscal years beginning after September 15, 2000. In accordance with the new standard, management will continue to evaluate the impact and defer implementation as the standard allows.

6.   SEGMENT REPORTING

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company, First United Security Bank ("FUSB") and Acceptance Loan Company, Inc. ("ALC"). The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company as described in Note 2 of the Company's annual consolidated financial statements, Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following tables:

                                                    Elimina-
                   FUSB      ALC      All Other       tions     Consolidated

For the three
 months ended
 September 30,
 1999:
  Net interest
   income           $4,854    $2,634       $827       $(805)      $7,510
  Provision for
   loan losses           0       918          0           0          918
  Total noninterest
   income              796       248       1379      (1,373)       1,050
  Total noninterest
   expense           2,903     1,747         47          (5)       4,692
  Income before
   income taxes      2,747       217      2,159      (2,173)       2,950
  Provision for
   income taxes        760        86          2           0          848
  Net income        $1,987      $131     $2,157     $(2,173)      $2,102


For the nine
 months ended
 September 30,
 1999:
  Net Interest
   Income         $13,779     $7,879    $2,359      $(2,242)     $21,775
  Provision for
   loan losses        110      2,659         0            0        2,769
  Total noninterest
   income           2,924        828     4,249       (4,239)       3,762
  Total noninterest
   expense          8,786      4,692       222          (13)      13,687
  Income before
   income taxes     7,807      1,356     6,386        (6,468)      9,081
  Provision for
   income taxes     2,165        530         0             0       2,695
  Net income       $1,987       $826    $6,386       $(6,468)     $6,386

Other significant
 items:
  Total assets,
   September 30,
   1999          $464,777    $76,919    $61,371     $(131,404)  $471,663
  Total interest
   income from
   external cus-
   tomers, nine
   months ended
   September 30,
   1999          $18,608     $12,151     $2,359             0     $33,118
  Total interest
   income from
   affiliates,
   nine months
   ended Septem-
   ber 30, 1999   $4,272          $0         $0       $(4,272)         $0



                                                       Elimina-
                  FUSB          ALC      All Other      tions     Consolidated

For the three
 months ended
 September 30,
 1998:
  Net interest
   income         $4,995      $2,159       $815         $(771)     $7,198
  Provision for
   loan losses       230         489          0             0         719
  Total noninterest
   income            847         219      1,318        (1,319)      1,065
  Total noninterest
   expense         2,957       1,254       (180)         (230)      4,261
  Income before
   income taxes    2,655         635      2,313        (2,320)      3,283
  Provision for
   income taxes      721         249          2             0         972
  Net income      $1,934        $386     $2,311       $(2,320)     $2,311

For the nine
 months ended
 September 30,
 1998:
  Net Interest
   Income        $14,946      $5,241     $5,617       $(5,507)    $20,297
  Provision for
   loan losses       580       1,389          0             0       1,969
  Total noninterest
   income          2,775         660      1,358        (1,334)      3,459
  Total noninterest
   expense         8,818       3,285        245           (23)     12,325
  Income before
   income taxes    8,323       1,227      6,730         (6,864)     6,730
  Provision for
   income taxes    2,253         479          0              0      2,732
  Net income      $6,070        $748     $6,730        $(6,864)    $6,730

Other significant
 items:
  Total assets,
   September 30,
   1998         $440,066     $63,669    $60,366      $(118,040)  $446,061
  Total interest
   income from
   external cus-
   tomers, nine
   months ended
   September 30,
   1998          $23,381      $8,491       $108              0    $31,980
  Total interest
   income from
   affiliates,
   nine months
   ended Septem-
   ber 30, 1998   $3,248          $0         $0        $(3,248)        $0



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

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the nine months ended September 30, 1999, to year-end 1998; while comparing income for the three and nine months period ended September 30, 1999, to income for the three and nine months period ended September 30, 1998.

All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

COMPARING THE THREE MONTHS ENDED SEPTEMBER 30, 1999, TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

The increase in interest income was due to increases in interest on loans. This increase is due to both an increase in the average loans outstanding and an increase in the average yield.

The $431,000, or 10.11%, increase in noninterest expense was primarily attributed to increases in salaries and employee benefits expenses of $273,000 and an increase in other noninterest expenses of $96,000, or 8.63%. A significant portion of the increase in salaries and employee benefits expenses is associated with the costs of adding offices to Acceptance Loan Company, a wholly owned subsidiary of First United Security Bank.

Net income decreased $209,000, or 9.04%, resulting in a decrease of basic net income per share to $.59. This was due to the factors discussed above and an increase in the provision for loan losses of $199,000, as described below.

COMPARING THE NINE MONTHS ENDED SEPTEMBER 30, 1999, TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Net income decreased $344,000, or 5.11%, thus decreasing net income per share to $1.79 from $1.90. The decrease is primarily attributable to an $800,000, or 40.63% increase in the provision for loan losses and a $1,362,000, or 11.05% increase in noninterest expense. The net interest margin and loan loss provision both increased over the company's comparable periods of the prior year. The increases are due to significant loan volume increases at Acceptance Loan Company, the finance company subsidiary. This increased provision has been necessary to cover charge-offs which resulted from the company's growth strategy in place in 1998 and the first nine months of 1999. This strategy involved the opening of thirteen new offices and loan growth of approximately $38.8 million. The allowance for loan losses reflects management's estimates, which take into account historical experience, the amount of nonperforming assets and general economic conditions. The increase in interest income was due to increases in interest on loans. This increase is due both to an increase in the average loans outstanding and an increase in the average yield. The $1,362,000 increase in noninterest expense was primarily attributed to increases in salaries and employee benefits expenses of $943,000 and other expenses of $356,000. A significant portion of this increase is associated with the cost of adding offices to ALC.

COMPARING THE SEPTEMBER 30, 1999, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 1998

In comparing financial condition at December 31, 1998, to September 30, 1999, liquidity and capital resources did not materially change during the period. Total assets, increased $21.6 million to $472 million, while liabilities increased $21.0 million to $411 million. Retained earnings increased $4.1 million, or 8.33%, due to earnings in excess of dividends paid during the period. This change and a decrease of $3.9 million in accumulated other comprehensive income increased shareholders' equity by $569,000 to $61.1 million.



CAPITAL RESOURCES

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

The Bank is required to maintain certain levels of regulatory capital. At September 30, 1999 and December 31, 1998, United Security and the Bank were in compliance with all regulatory capital requirements.

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

YEAR 2000 PROBLEM

The Year 2000 ("Y2K") problem is the programming problem caused by some computer software programs and hardware systems using only two digits to indicate a year and assuming that the first two digits of any year are "19". Risks to the Company if its computer systems are not Y2K compliant include the inability to process customer deposits or checks drawn on the Bank, inaccurate interest accruals and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers', and customers' computer systems are not Y2K compliant. These risks include the inability of the Bank to communicate with the centralized data processing center if phone systems are not working,, the interruption of business in the event of power outages, the inability of loan customers to comply with repayment terms if their businesses are interrupted, and the inability to make payment for checks drawn on the Bank, receive payment for checks deposited by the Bank's customers, or invest excess funds if the Federal Reserve Bank's or correspondent bank's are not Y2K compliant. The Company's most important mission critical system is the software and hardware responsible for maintaining and processing general ledger, deposits, and loan accounts. The Bank has satisfactorily completed testing of all in-house systems. The Company continues to contact its key vendors, suppliers, and customers to determine their Y2K compliance. This phase of preparedness should be completed prior to December 31, 1999. The Company has completed a contingency plan with testings and training continuing. Total expenditures for Y2K compliance have been approximately $200,000 with an additional $10,000 expected by year-end.

                       PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a.) Exhibit 3.(i) is filed with this report.

(b.) Exhibit 3.(ii) is filed with this report.

(c.) Exhibit 27 is filed with this report.

<PAGE


                              SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

UNITED SECURITY BANCSHARES, INC.

DATE:     November 12, 1999

BY:  /s/Larry M. Sellers
     Its Vice-President, Secretary, and Treasurer
     (Duly Authorized Officer and Principal Financial Officer)