Form 10-Q/A
period 1999-06-30
UNITED SECURITY BANCSHARES INC
filed 1999-11-17
CIK 717806

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FROM 10-Q/A

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

Registrant's telephone number, including area code: (334)-636-5424

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

                                 PART II.

ITEM 4.

At the Annual Meeting of Shareholders of the Company, held on May 4, 1999, the Shareholders of the Company voted to change the domicile of the Company from Alabama to Delaware. The results of the voting were as follows: 2,719,676 votes were cast in favor; 15,168 votes were cast against; and 60,938 votes abstained. Sixteen directors were nominated as follows: Dan R. Barlow, Linda
H. Breedlove, Gerald P. Corgill, Roy G. Cowan, John C. Gordon, William G. Harrison, Fred L. Huggins, Hardie B. Kimbrough, Jack W. Meigs, James L. Miller, R. Terry Phillips, Ray Sheffield, James C. Stanley, Clarence Watters, Howard M. Whitted and Bruce N. Wilson. The results of the voting were as follows: 2,917,028 votes were cast in favor of the sixteen nominees; 11,345 voted against; and 979 votes abstained.

                              SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE:          11/17/99

BY:       /s/Larry M. Sellers
          Its Vice-President, Secretary, and Treasurer
          (Duly Authorized Officer and Principal Financial Officer)