Form 10-K
period 1999-12-31
UNITED SECURITY BANCSHARES INC
filed 2000-03-29
CIK 717806

<LETTER>
                               March 29, 2000

FILED VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

     Re:    United Security Bancshares, Inc.
            Annual Report on Form 10-K
            (File No., 01-14549)

     On behalf of our client, United Security Bancshares, Inc., we are filing the above-referenced Form 10-K via the EDGAR system.

     Please do not hesitate to contact the undersigned if you have any questions or comments.

                                                Very truly yours,

                                                  /s/ J. Michael Savage
                                                 ______________________
                                                      J. Michael Savage

JMS/mrm
Enclosures

cc:     R. Terry Phillips
        Larry M. Sellers
        C. Matthew Lusco
        James M. Pool

</LETTER>

<LETTER>

                      United Security Bancshares, Inc.
                            131 West Front Street
                                P.O. Box 249
                         Thomasville, Alabama 36784
                                334-636-5424

                               March 16, 2000

FILED VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C.  20549

Gentlemen:

     Management of United Security Bancshares, Inc. hereby informs the Securities and Exchange Commission that the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1999, transmitted herewith, do not reflect a change from the preceding year in any accounting principles or practices or in the method of applying any such principles or practices.

                                         UNITED SECURITY BANCSHARES, INC.

                                         /s/ R. Terry Phillips
                                         _____________________
                                         By: R. Terry Phillips
                                         Its: President & CEO
</LETTER>

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the fiscal year ended December 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-14549

                      UNITED SECURITY BANCSHARES, INC.
            _____________________________________________________
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

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class         Name of each exchange on which registered
     ___________________        __________________________________________
            None                                     None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     Shares of common stock ($0.01 par value) outstanding as of December 31, 1999: 3,568,081.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the sales price of shares sold in a private transaction on January 25, 2000, is $26.00. There is no established public trading market for the Registrant's voting stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the 2000 annual meeting of its shareholders are incorporated by reference into Part III.

                      UNITED SECURITY BANCSHARES, INC.
                         ANNUAL REPORT ON FORM 10-K
                          FOR THE FISCAL YEAR ENDED
                              DECEMBER 31, 1999

                              TABLE OF CONTENTS

                                                                   Sequential
Part  Item    Caption                                                Page No.

  I     1     Business                                                   3

        2     Properties                                                 8

        3      Legal Proceedings                                         9

        4     Submission of Matters to a Vote of Security Holders        9

 II     5     Market for Registrant's Common Equity and Related
              Stockholder Matters                                        9

        6     Selected Financial Data                                   11

        7     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       12

        7A     Quantitative and Qualitative Disclosures
               About Market Risk                                        37

        8     Financial Statements and Supplementary Data               38

        9     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                    69

III    10     Directors and Executive Officers of the Registrant        70

       11     Executive Compensation                                    70

       12     Security Ownership of Certain Beneficial Owners
              and Management                                            70

       13     Certain Relationships and Related Transactions            70

IV     14     Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                                   71

Signatures                                                              72

Exhibits                                                                74

                                      PART I

Item 1. Business.

     General

     United Security Bancshares, Inc. ("Bancshares") is a Delaware corporation organized in 1999, as a successor by merger to United Security Bancshares, Inc., an Alabama corporation. Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and it operates one banking subsidiary, First United Security Bank (the "Bank"). The Bank's name was changed from United Security Bank to First United Security Bank on July 9, 1997. The Bank owns all of the stock of Acceptance Loan Company, Inc. ("ALC"), a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. Bancshares owns all the stock of First Security Courier Corporation ("First Security"), an Alabama corporation organized for the purpose of providing certain bank courier services.

     The Bank has eighteen banking offices, which are located in Thomasville, Coffeeville, Fulton, Gilbertown, Grove Hill, Butler, Jackson, Brent, Centreville, North Bibb, Bucksville and Harpersville, Alabama, and its market area includes portions of Bibb, Clarke, Choctaw, Jefferson, Marengo, Shelby, Sumter, Tuscaloosa, Washington, and Wilcox Counties in Alabama, as well as Clarke, Lauderdale and Wayne Counties in Mississippi.

     The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings and time deposits, personal and commercial loans, credit card and safe deposit box services, and the purchase and sale of government securities.

     As of December 31, 1999, the Bank had 189 full-time equivalent employees, ALC had 126 full-time equivalent employees, and Bancshares had no employees, other than the officers of Bancshares who are indicated in Part III, Item 10 of this report.

     The Bank is in the process of completing the organization of a wholly-owned subsidiary in the State of Arizona. The subsidiary, FUSB Reinsurance, Inc. ("FUSB Reinsurance"), will reinsure or "underwrite" credit life and credit accident and health insurance policies sold to the Bank's consumer loan customers. FUSB Reinsurance will be responsible for the first level of risk on these policies up to a specified maximum amount, and the primary third-party insurer will retain the remaining risk. The third-party insurer and/or a third-party administrator will be responsible for performing most of the administrative functions of FUSB Reinsurance on a contact basis.

     Competition

     The Bank encounters strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with other commercial banks (including at least 10 in its service area), savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act"). Effective March 11, 2000, the GLB Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. See "Supervision and Regulation." Under the GLB Act, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The GLB Act, which represents the most sweeping reform of financial services regulation in over sixty years, may significantly change the competitive environment in which Bancshares and the Bank conduct business. At this time, however, it is not possible to predict the full effect that the GLB Act will have on Bancshares. One consequence may be increased competition from large financial services companies that will be permitted to provide many types of financial services, including bank products, to their customers.

     The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorized bank holding companies to acquire banks and other bank holding companies without geographic limitations beginning September 30, 1995. The arrival of interstate banking is expected to increase further the competitiveness of the banking industry.

     In addition, beginning on June 1, 1997, the IBBEA authorized interstate mergers and consolidations of existing banks, provided that neither bank's home state had opted out of interstate branching by May 31, 1997. The State of Alabama opted in with respect to interstate branching. Once a bank has established branches in a state through an interstate merger, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal or state law.

     Under the IBBEA, Alabama banks may also establish branches or offices in any other state, any territory of the United States or any foreign country, provided that the branch or office is established in compliance with federal law and the law of the proposed location and is approved by the Alabama Superintendent of Banks. Under former law, Alabama banks could not establish a branch in any location other than its principal place of business, except as authorized by local laws or general laws of local application. These more liberal branching laws are likely to increase competition within the State of Alabama among banking institutions located in Alabama and from those located outside of Alabama, many of which are larger than Bancshares. Size gives the larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of Alabama and the southeast region.

     Supervision and Regulation

     Bancshares and the Bank are subject to state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of Bancshares.

     Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and following in December 1991 with the Federal Deposit Insurance Corporation Act ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past ten years, and additional changes have been proposed. The operations of Bancshares and the Bank may be affected by legislative changes and the policies of various regulatory authorities. Bancshares is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

     As a bank holding company, Bancshares is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the "Board of Governors"). Bancshares is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require. The Board of Governors may also conduct examinations of Bancshares and each of its subsidiaries.

     The Bank Holding Company Act imposes numerous restrictions on Bancshares. In particular, the Act requires a bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all of the assets of any bank or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Board of Governors may not approve an acquisition by Bancshares of substantially all the assets or the voting shares of any bank located outside Alabama unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located.

     The GLB Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company by filing a declaration if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act ("CRA"). No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Board of Governors.

     The GLB Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and activities that the Board of Governors has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature (other than insurance underwriting, insurance company portfolio investment, merchant banking, real estate development and real estate investment) through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank at issue has a CRA rating of satisfactory or better.

     The GLB Act preserves the role of the Board of Governors as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to take advantage of the strengths of the various federal and state regulators. In particular, the GLB Act replaces the broad exemption from Securities and Exchange Commission regulation that banks previously enjoyed with more limited exemptions, and it reaffirms that states are the regulators for the insurance activities of all persons, including federally-chartered banks.

     Subsidiary banks of a bank holding company are subject to certain restrictions on extensions of credit to the bank holding company or any of its non-bank subsidiaries, on investments in the stock or other securities thereof, and on the acceptance of such stocks or securities as collateral for loans to any borrower. Among other requirements, transactions between a bank and its affiliates must be on an arm's-length basis.

     The Bank is subject to extensive supervision and regulation by the Alabama State Banking Department and the Federal Deposit Insurance Corporation (the "FDIC"). Among other things, these agencies have the authority to prohibit the Bank from engaging in any activity (such as paying dividends) that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Bank is also subject to various requirements and restrictions under federal and state law. Areas subject to regulation include dividend payments, reserves, investments, loans (including loans to insiders and significant shareholders), mergers, issuance of securities, establishment of branches and other aspects of operation, including compliance with truth-in-lending laws, usury laws and other consumer protection laws. The recently enacted GLB Act establishes minimum federal standards of financial privacy pursuant to which financial institutions will be required to institute written privacy policies that must be disclosed to customers at certain required intervals. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Board of Governors as it attempts to control the money supply and credit availability in order to influence the economy.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Board of Governors with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Although the FDIC's claim is junior to the claims of non-affiliated depositors, holders of secured liabilities, general creditors, and subordinated creditors, it is superior to the claims of shareholders.

     The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or"critically undercapitalized" as such terms are defined under regulations issued by the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Bancshares and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a "well capitalized" institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

     The CRA requires that, in connection with examinations of a financial institution such as the Bank, the FDIC must evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a satisfactory rating in its most recent evaluation.

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

     FDIC regulations require that management report on its responsibility for preparing its institution's financial statements and for establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness.

     Supervision, regulation and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of Bancshares common stock.

     Statistical Information

     Statistical information concerning the business of Bancshares is set forth in Part II of this report.

Item 2. Properties.

     Bancshares owns no property and does not expect to own any. The business of Bancshares is conducted from the offices of the Bank. With the exception of leasing a small facility in Centreville, the Bank owns all of its offices in fee without encumbrances. ALC leases office space throughout Alabama but owns no property. The aggregate annual rental payments for office space for ALC total approximately $338,340.

Item 3. Legal Proceedings.

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

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters.

     There were 3,634,431 shares of Bancshares common stock issued and 3,570,431 shares outstanding as of March 8, 2000. As of March 8, 2000, there were approximately 1016 shareholders of Bancshares.

     The Bank is authorized by its Articles of Incorporation to issue 25,000 shares of common stock, par value $1.00 per share, all of which are outstanding. Bancshares is the only shareholder of the Bank.

     There is no established public trading market for Bancshares common stock. Management of Bancshares is aware that from time to time Bancshares common stock is bought or sold in private transactions or in transactions directly with a securities broker-dealer making a limited market in Bancshares' common stock. Management of Bancshares is aware of approximately 50 sales of Bancshares common stock since January 1, 1999 at prices ranging from $26.00 to $42.00 per share.

     Bancshares has paid dividends on its common stock on a quarterly basis in the past three years as follows:

                                              Dividend paid
                                             on Common Stock
                           Fiscal Year         (per share)
                           ___________       _______________
                              1997                $.58
                              1998                $.72
                              1999                $.82

     As a holding company, Bancshares, except under extraordinary circumstances, will not generate earnings of its own, but will rely solely on dividends paid to it by the Bank as the source of income to meet its expenses and pay dividends. Under normal circumstances, Bancshares' ability to pay dividends will depend entirely on the ability of the Bank to pay dividends to Bancshares.

     The Bank is a state banking corporation, and the payment of dividends by the Bank is governed by the Alabama Banking Code. The restrictions upon payment or dividends imposed by the Alabama Banking Code are described in
Part II, Item 5 of Bancshares' Annual Report on Form 10-K for the year ended December 31, 1984, (file no. 0-14549) and such description is incorporated herein by reference.

Item 6. Selected Financial Information.


              UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                       SELECTED FINANCIAL INFORMATION


                                                Year Ended December 31,
                                  ____________________________________________________________
                                    1999          1998         1997         1996         1995
                                  ________     _________     ________     ________     ________
                                       (In Thousands of Dollars, Except Per Share Amounts)

RESULTS OF OPERATIONS

Interest Revenue                  $ 44,919      $ 43,255     $ 37,648     $ 34,551     $ 30,571
Interest Expense                    15,365        15,518       15,376       15,081       13,298
                                  ________      ________     ________     ________     ________
Net Interest Revenue                29,554        27,737       22,272       19,470       17,273
Provision for Loan Losses            4,305         3,187        1,710          800          255

Non-Interest Revenue                 4,747         4,558        4,361        2,725        2,555
Non-Interest Expense                18,534        17,008       15,229       11,765       10,898
                                  ________      ________     ________      _______     ________
Income Before Income Taxes          11,462        12,100        9,694        9,630        8,675
Income Taxes                         3,302         3,521        2,713        2,659        2,225
                                  ________      ________     ________      _______     ________
Net Income                        $  8,160      $  8,579     $  6,981      $ 6,971     $  6,450
                                  ________      ________     ________      _______
                                  ________      ________     ________      _______

Net Income Per Share:
   Basic                          $   2.29      $   2.42     $   1.97     $   1.97     $   1.83
   Diluted                        $   2.28      $   2.40     $   1.96     $   1.97     $   1.83
   Average Number of Shares
     Outstanding (000)               3,561         3,543        3,537        3,537        3,520

PERIOD END STATEMENT OF CONDITION
Total Assets                      $476,599      $450,073     $425,941     $430,383     $377,120
Loans                              276,172       235,060      215,897      204,886      182,000
Deposits                           326,751       326,645      322,418      346,306      304,381

Shareholders' Equity                61,671        60,568       52,711       47,616       41,795

AVERAGE BALANCES
Total Assets                      $459,922      $439,080     $434,010     $410,541     $364,330
Average Earning Assets             424,074       408,506      402,271      382,458      337,921
Loans                              256,192       231,792      212,570      198,327      172,146
Deposits                           328,263       320,958      345,442      327,531      294,063
Shareholders' Equity                61,140        57,409       50,164       44,044       37,588

PERFORMANCE RATIOS
Net Income to:
   Average Total Assets               1.77%         1.95%        1.61%        1.70%        1.77%
   Average Shareholders' Equity      13.35%        14.94%       13.92%       15.83%       17.16%
Average Shareholders' Equity to
   Average Total Assets              13.29%        13.07%       11.55%       10.73%       10.32%
Dividend Payout Ratio                36.67%        31.40%       26.79%       20.21%       18.12%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Introduction

     The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of Bancshares, Inc. ("United Security"), and should be read in conjunction with the Audited Financial Statements and Notes thereto included herein. The emphasis of this discussion will be on the years 1999, 1998, and 1997. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis.

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

     United Security is the parent holding company of First United Security Bank (the "Bank"). The Bank operates a finance company, Acceptance Loan Company, that currently has thirty-three offices in Alabama, Northwest Florida, and Southeast Mississippi.

     United Security also began a courier company as a subsidiary, First Security Courier Corporation, in 1997 mainly for the purpose of delivering checks and documents to the Federal Reserve to aid in check clearing. This courier company performs courier services for First United Security Bank as well as other companies in our market area.

     At December 31, 1999, United Security had consolidated assets of approximately $476.6 million and operated eighteen banking locations in five counties. These eighteen locations contributed approximately $7.9 million to consolidated net income in 1999. First United Security Bank's sole business is banking; therefore, loans and investments are its principal source of income.

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

     These forward looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among other possibilities:

     (1) the perceived diversification in product production within the timber industry fails to protect the Bank from its concentration of loans to the timber industry as a result of, for example, the emergence of technological developments or market difficulties that affect the timber industry as a whole;

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

     (4) rising interest rates adversely affect the demand for consumer credit; and

     (5) general economic conditions, either nationally or in Alabama, are less favorable than expected.

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

     In conjunction with the First Bancshares merger on June 30, 1997, First United Security Bank sold the deposits, branch facility and associated assets of its branch office in Grove Hill effective November 1, 1997 as directed by the United States Department of Justice as a requirement for the merger approval. This divestiture reduced deposits by approximately $9.8 million.

     The Bank owns all of the stock of Acceptance Loan Company, Inc. ("ALC"), an Alabama Corporation. ALC is a finance company organized for the purpose of making consumer loans. The Bank is ALC's only source of funds and ALC's funding makes up approximately $76 million of the Bank's loans.

     Management believes the most significant factor in producing quality financial results is the Bank's ability to react properly and timely to changes in interest rates. Management is, therefore, attempting to maintain a more balanced position between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations. The following table reflects the distribution of average assets, liabilities, and shareholders' equity for each of the three years ended December 31, 1999, 1998, and 1997.


Distribution of Assets, Liabilities, and Shareholders' Equity, with Interest Rates and Interest Differentials



                                                                           December 31,
                             _______________________________________________________________________________________________________
                                           1999                                 1998                                1997
                             _______________________________    ________________________________     _______________________________
                             Average                  Yield/     Average                  Yield/     Average                  Yield/
                             Balance     Interest     Rate %     Balance      Interest    Rate %     Balance      Interest    Rate %
                             ________    ________     ______     ________     ________    ______     ________     ________    ______
                                                  (In Thousands of Dollars, Except Percentages)
ASSETS
Interest-Earning Assets:
  Loans (Note A)             $256,192     $33,776     13.18%     $231,792     $29,397     12.68%     $212,570     $22,964     10.80%
  Taxable Investments
    (Note B)                  140,387       9,498      6.77%      150,678      12,292      8.16%      161,125      12,854      7.98%
  Non-Taxable Investments      25,029       1,528      6.10%       24,206       1,469      6.07%       26,704       1,736      6.50%
  Federal Funds Sold            2,466         117      4.74%        1,830          97      5.30%        1,872          95      5.07%
                             ________     _______     ______
      Total Interest-Earning
        Assets                424,074      44,919     10.59%      408,506      43,255     10.59%      402,271      37,649      9.36%
                             ________     _______     _____      ________     _______     _____      ________     _______     _____

Non-Interest Earning Assets:
  Other Assets                 35,848                              30,574                              31,739
                             ________                            ________                            ________
      Total                  $459,922                            $439,080                            $434,010
                             ________                            ________                            ________
                             ________                            ________                            ________

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Demand Deposits            $ 59,885      $ 1,225     2.05%     $ 59,794     $ 1,387      2.32%     $ 64,607     $ 1,644      2.54%
  Savings Deposits             39,896        1,026     2.57%       41,728       1,137      2.72%       43,797       1,218      2.78%
  Time Deposits               188,170        9,932     5.28%      180,128       9,971      5.44%      193,738      10,413      5.37%
  Other Liabilities            62,700        3,182     5.07%       54,383       3,023      5.56%       34,605       2,101      6.07%
                             ________      _______    _____      ________     _______     _____      ________     _______     _____
      Total Interest-Bearing
        Liabilities           350,651       15,365     4.38%      336,033      15,518      4.62%      336,747     $15,376      4.57%

Non-Interest Bearing
Liabilities:
  Demand Deposits            $ 40,312                            $ 39,308                            $ 43,300
  Other Liabilities             7,819                               6,330                               3,799
  Shareholders' Equity         61,140                              57,409                              50,164
                             ________                            ________                            ________
      Total                  $459,922                            $439,080                            $434,010
                             ________                            ________                            ________
                             ________                            ________                            ________

Net Interest Income
(Note C)                      $29,554                            $27,737                             $22,273
                              _______                            _______                             _______
                              _______                            _______                             _______

Net Yield on Interest-
  Earning Assets                                       6.97%                               6.79%                               5.54%
                                                      _____                               _____                               _____
                                                      _____                               _____                               _____


Note A -- For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.

Note B -- Taxable investments include all held-to-maturity, available-for-sale, and trading account securities.

Note C -- Loan fees of $1,665,872, $1,099,758, and $815,566 for 1999, 1998, and 1997, respectively, are included in interest income amounts above.


Loans and Allowances for Loan Losses

     Total loans outstanding increased by $41.7 million in 1999 with $281.8 million outstanding at year end. Real estate loans increased by $33.7 million to $157.0 million outstanding at December 31, 1999. Real estate loans made up 55.7% of total gross loans at year end 1999. Construction activity in the trade areas continues to be predominately commercial. The Company continues to offer a home equity loan and a long-term fixed-rate mortgage loan program.

     Real estate loans consist of construction loans to both businesses and individuals. These loans relate to residential and commercial development, commercial buildings and apartment complexes. Real estate loans also consist of other loans secured by real estate such as one-to-four family dwellings including mobile homes, loans on land only, multi-family dwellings, non-farm non-residential real estate and home equity loans. Acceptance Loan Company had a total of $15.6 million in real estate loans or 10.5% of total real estate loans at year end 1999.

     Commercial loans totaled $40.0 million at December 31, 1999. These loans increased $4.5 million or 12.8% from December 31, 1998.

     Consumer installment loans totaled $90.6 million at December 31, 1999. This increase of $4.3 million or 5.0% is almost all attributed to growth in Acceptance Loan Company. These loans include loans to individuals for household, family and other personal expenditures including credit cards and other related credit plans. Consumer installment loans by ALC represent $65.0 million or 71.4% of total consumer installment loans. The yields on these loans average over 22% A.P.R. and enhance the Bank's net interest margin. However, these loans carry a higher risk than the average bank loan and accordingly require a higher loan loss reserve.

     Acceptance Loan Company is a wholly-owned subsidiary of First United Security Bank. ALC was organized in 1995 primarily to make consumer loans. At December 31, 1995, three offices were in operation with $1.9 million in total loans outstanding. At December 31, 1996, six offices were open with total loans outstanding. At December 31, 1997, twenty offices were open with $39.4 million in total loans. There were twenty-five offices open on December 31, 1998, with $71.2 million in gross loans outstanding. Thirty-three offices were open on December 31, 1999, with twenty-five offices located in Alabama, three in Mississippi and five in Florida. Combined loans from these offices total $80.6 million and make up 28.6% of total loans of First United Security Bank.

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

     A credit review of the Bank's individual loans is conducted periodically by branch and by loan officer. A risk rating is assigned to each loan and is reviewed at least annually. In assigning risk, management takes into consideration the capacity of the borrower to repay, collateral values, current economic conditions and other factors.

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

     The balance in the allowance for loan losses as of December 31, 1999, was $5.6 million. This increase of approximately $600,000 over year end 1998 reflects the continuing evaluation of the Bank's portfolio and the growth in Acceptance Loan Company. Management considers this allowance adequate for coverage of losses inherent in the loan portfolio. This allowance remains at 2% of total loans.

     In order to better manage credit risk, ALC's lending policy requires credit information for each applicant to determine income, payment obligations, indebtedness, paying habits, and length and stability of employment. The information is obtained from the applicants, the applicant's employers, creditors of the applicants, and credit reporting agencies. Acceptance Loan Company also carefully oversees its portfolio through monitoring of customer payments and active follow-up. ALC believes that its large number of customers, their broad range of occupations, and geographical distribution minimize any risk to its business, which may be created by unfavorable local conditions. ALC has an established process to determine the adequacy of the allowance for loan losses which is conducted on an aggregate level based upon recent delinquency status. Acceptance Loan Company policy requires charge off of all loans over a specified delinquent period. The CEO of the company must approve any exception to this policy.

     The following table shows the Bank's loan distribution as of December 31, 1999, 1998, 1997, 1996 and 1995.



                                                                   December 31,
                                           ____________________________________________________________
                                             1999         1998         1997         1996         1995
                                           ________    _________    _________     ________     ________
                                                            (In Thousands of Dollars)

Commercial, Financial and Agricultural     $ 39,996     $ 35,444     $ 35,036     $ 36,387     $ 33,696
Real Estate                                 156,979      123,264      126,824      126,666      114,985
Installment                                  90,599       86,282       61,822       49,119       36,301
Less: Unearned Interest, Commissions
      & Fees                                  5,823        4,941        3,738        4,153        1,525
                                           ________     ________     ________     ________     ________
          Total                            $281,751     $240,049     $219,944     $208,019     $183,457
                                           ________     ________     ________     ________     ________
                                           ________     ________     ________     ________     ________


     The amounts of total loans (excluding installment loans) outstanding at December 31, 1999, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years, and (3) more than five years, are shown in the following table.


                                                                 Maturing
                                             ________________________________________________
                                                         After One
                                              Within     But Within
                                             One Year    Five Years    Five Years     Total
                                             ________    __________    __________    ________
                                                       (In Thousands of Dollars)

Commercial, Financial, and Agricultural      $ 25,787     $  9,387      $  4,822     $ 39,996
Real Estate - Mortgage                         67,982       45,514        43,483      156,979
                                             ________     ________      ________     ________
               Total                         $ 93,769     $ 54,901      $ 48,305     $196,975
                                             ________     ________      ________     ________
                                             ________     ________      ________

     Variable rate loans totaled approximately $59.4 million and are included in the one-year category.

     First United Security Bank and Acceptance Loan Company (a wholly owned subsidiary of First United Security Bank) began the year with a combined balance in the allowance for loan losses of $5.0 million. Total loans charged off in 1999 totaled $4.5 million. Recoveries on loans previously charged off totaled $514,000, resulting in net charge-offs of $4.0 million. Net charge-offs for 1998 totaled $2.2 million. Management allocated and charged to operations $4.3 million in 1999 as an addition to the allowance for loan losses. This compares to $3.2 million charged to operations for 1998. The balance of $5.6 million at year end 1999 represented 2.0% of total loans outstanding and is considered adequate for losses inherent in the portfolio.

     Total loans outstanding on December 31, 1999 were $281.8 million. Of this total, loans by ALC amounted to $80.6 million. This represents 28.6% of total loans outstanding. Of the $5.6 million balance in the allowance for loan losses account at December 31, 1999, $2.5 million or 44.6% is represented by reserves maintained for ALC loans.

Non-Performing Assets

     The following table presents information on non-performing loans and real estate acquired in settlement of loans.

                                                                           December 31,
                                                       __________________________________________________
                                                        1999       1998       1997       1996       1995
                                                       ______     ______     ______     ______     ______
                                                                  (In Thousands of Dollars)

Non-Performing Assets:
     Loans Accounted for on a Non-Accrual Basis        $1,725     $3,460     $1,488     $1,797     $  169
     Accruing Loans Past Due 90 Days or More            1,347      1,610      1,285      1,122      1,390
     Real Estate Acquired in Settlement of Loans          286        215        506         18         63
                                                       ______     ______     ______     ______     ______
               Total                                   $3,358     $5,285     $3,279     $2,937     $1,622
                                                       ______     ______     ______     ______     ______
                                                       ______     ______     ______     ______

Percent of Net Loans and Other Real Estate               1.21%      2.25%      1.52%      1.44%      0.90%
                                                       ______     ______     ______     ______     ______
                                                       ______     ______     ______     ______

     Accruing loans past due 90 days or more at December 31, 1999, totaled $1.3 million. These loans are well secured and taking into consideration the collateral value and the financial strength of the borrowers, management believed there would be no loss in these accounts and allowed the loans to continue accruing. Those loans 90 days and more past due, whether on accrual or non-accrual, are reviewed by the Board of Directors each month. Loans past due 90 days produced by Acceptance Loan Company totaled $1.1 million at December 31, 1999, or 81.7% of all loans past due 90 days and more and still accruing.

     At December 31, 1999, the Company had one loan considered to be impaired. The amount of this loan, which is on non-accrual, is $457,468 and the related allowance is $228,734. The average recorded investment in impaired loans during the year ended December 31, 1999 was approximately $472,147. For the year ended December 31, 1999, the Company did not recognize interest income on the impaired loan during the period the loan was considered impaired. The Company had approximately $487,000 considered to be impaired at December 31, 1998.

     In the opinion of management, non-performing loans and any other loans which have been classified for regulatory purposes do not represent or result from trends or uncertainties which will materially impact future operating results, liquidity, or capital resources. Management is not aware of information which would cause serious doubts as to the ability of borrowers to comply with present repayment terms. Non-performing assets as a percentage of net loans and other real estate was 1.21% at December, 1999. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when underlying collateral values and management's belief that the financial strength of the borrowers is sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset value downgraded. Through frequent training, our lending officers are directed by the Bank's written loan policy to make loans within our trade area, to obtain adequate down payments on purchase-money transactions, and to lend within policy guidelines on other transactions. In addition, the Bank's loan review officer conducts an independent review of individual loans by branch and officer.

     First United Security Bank discontinues the accrual of interest on a loan when management has reason to believe the financial condition of the borrower has deteriorated so that the collection of interest is in doubt. When a loan is placed on non-accrual, all unpaid accrued interest is reversed against current income unless the collateral securing the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans is generally either applied against the principal or cash basis, according to management's judgement as to whether the borrower can ultimately repay the loan. A loan may be restored to accrual status if the obligation is brought current, performs in accordance with the contract for a reasonable period, and if management determines that the repayment of the total debt is no longer in doubt.

     It is the policy of the Bank to charge-off immediately as loss all amounts judged to be uncollectible. Management is aware that certain losses may exist in the loan portfolio which have not been specifically identified. The allowance for loan losses is established for this reason. This allowance was $5.6 million at year-end and represented 2% of total loans outstanding. Management believes this allowance is adequate to absorb any future loan losses.

Allocation of Allowance for Loan Losses

     The following table shows an allocation of the allowance for loan losses for each of the five years indicated.

                                                                              December 31,
                   ________________________________________________________________________________________________________________
                          1999                   1998                   1997                   1996                   1995
                   ____________________   ____________________   ____________________   ____________________   ____________________
                               Percent                Percent                Percent                Percent                Percent
                               of Loans               of Loans               of Loans               of Loans               of Loans
                               in Each                in Each                in Each                in Each                in Each
                               Category               Category               Category               Category               Category
                   Allowance   to Total   Allowance   to Total   Allowance   to Total   Allowance   to Total   Allowance   to Total
                   Allocation   Loans     Allocation   Loans     Allocation   Loans     Allocation   Loans     Allocation   Loans
                   __________  ________   __________  ________   __________  ________   __________  ________   __________  ________
                                                                         (In Thousands of Dollars)

Commercial,
  Financial, and
  Agricultural       $  837        14%      $  748      15%       $1,416       16%        $1,097     17%        $  370      18%
Real Estate             558        55          499      50           405       57            313     60            493      62
Installment           4,184        31        3,742      35         2,225       27          1,724     23          1,604      20
                     ______       ___       ______     ___        ______      ___         ______     ___         ______     ___
     Totals          $5,579       100%      $4,989     100%       $4,046      100%        $3,134     100%        $2,467     100%
                     ______       ___       ______     ___        ______      ___         ______     ___         ______     ___
                     ______       ___       ______     ___        ______      ___         ______     ___         ______     ___


Note: First Bank & Trust did not allocate Allowance for Loan Losses by category. Percentages for United Security Bank were used 1995-1996.


     The allowance for loan losses is established by risk group as follows:

    Large classified loans and nonaccrual loans are evaluated individually with specific reserves allocated based on management's review.

    Smaller nonaccrual and adversely classified loans are assigned a portion of the allowance based on loan grading. Smaller past due loans are assigned a portion of the allowance using a formula that is based on the severity of the delinquency.

    The remainder of the portfolio is also allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan portfolio. Allocation weights are assigned based on the Company's historical loan loss experience in each category, although a higher allocation weight may be used if current conditions indicate that loan losses may exceed historical experience.

      The unallocated portion of the allowance is for inherent losses which probably exist as of the valuation date even though they may not have been identified by the more objective processes used for the allocated portion of the allowance. This portion of the allowance is particularly subjective and requires judgements based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, changes in underwriting practices, historical loss experience, and the general economic environment in the Company's markets. While the total allowance is described as consisting of an allocated and an unallocated portion, these terms are primarily used to describe a process. Both portions are available to support inherent losses in the loan portfolio.

     The table above is based in part on the loan portfolio make-up, the Bank's internal risk evaluation, historical charge-offs, past-due loans, non-accrual loans and management's judgement. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table above.

     Net charge-offs as shown in the "Summary of Loan Loss Experience" below indicates the trend for the last five years. Net loan charge-offs as a percentage of average loans increased from .97% in 1998 to 1.54% in 1999.

Summary of Loan Loss Experience

     This table summarizes the Bank's loan loss experience for each of the five years indicated.

                                                                   December 31,
                                           ____________________________________________________________
                                             1999         1998         1997         1996         1995
                                           ________     ________     ________     ________     ________
                                                            (In Thousands of Dollars)

Balance at Beginning of Period             $ 4,989      $ 4,046      $ 3,134      $ 2,467      $ 1,904
Charge-Offs:
  Commercial, Financial, and Agricultural      (94)         (94)        (299)        (246)        (201)
  Real Estate - Mortgage                      (116)        (111)         (20)         (21)          (6)
  Installment                               (4,232)      (2,373)        (694)        (497)        (179)
  Credit Cards                                 (30)         (11)         (26)          (9)          (8)
                                           _______      _______      _______      _______      _______
                                           $(4,472)     $(2,589)     $(1,039)     $  (773)     $  (394)

Recoveries:
  Commercial, Financial and Agricultural   $   166      $   120      $   110      $    96      $    52
  Real Estate - Mortgage                        21           15           18            0            5
  Installment                                  418          305          107          117           62
  Credit Cards                                   9            5            6            4            8
                                           _______      _______      _______      _______      _______
                                           $   514      $   345      $   241      $   217      $   127

Net Charge-Offs (Deduction)                $(3,958)     $(2,244)     $  (798)     $  (556)     $  (267)
Additions Charged to Operations              4,305        3,187        1,710          800          255
Allowances Acquired                            243***         0            0          423**        575*
                                           _______      _______      _______      _______      _______
Balance at End of Period                   $ 5,579      $ 4,989      $ 4,046      $ 3,134      $ 2,467
                                           _______      _______      _______      _______      _______
                                           _______      _______      _______      _______      _______

Ratio of Net Charge-Offs During Period
  to Average Loans Outstanding             1.54%        0.97%        0.38%        0.28%        0.16%


  * Acquisition of Bibb County Branches by First Bank and Trust in 1995. ** Acquisition of Brent Banking Company by United Security Bank in 1996.
*** Branch acquisitions by ALC in 1999.


Non-Accruing Loans

     Summarized below is information concerning the income on those loans with deferred interest or principal payments resulting from a deterioration in the financial condition of the borrower.

                                                              December 31,
                                                     ____________________________
                                                      1999       1998       1997
                                                     ______     ______     ______
                                                      (In Thousands of Dollars)

Total Loans Accounted for on a Non-Accrual Basis     $1,725     $3,460     $1,488
Interest Income that Would Have Been Recorded
  under Original Terms                               $  247     $  340     $  154
Interest Income Reported and Recorded During
  the Year                                           $  211     $  298     $  108


     Total loans on non-accrual decreased by $1.7 million from December 31, 1998 to December 31, 1999. The majority of the loans in this category are in process of liquidation or management has commitments from the principals involved for reduction during the year. Underlying collateral values support those loans which are not already in liquidation. Management continues to emphasize asset quality and expects an increase in non-accrual loans during the year 2000 as the $1.1 million in loans past due 90 days and more on the books of ALC are moved to non-accrual or charged to the loan loss reserve. The Company believes that at December 31, 1999, it has adequate reserves for losses inherent in this portion of the portfolio.

     Lending officers and other personnel involved in the lending process receive ongoing training in compliance as well as asset quality. The Company has no foreign loans. The Company does not make loans on commercial property outside our market area without prior approval of the Board of Directors or the Directors' Loan Committee. The Company is conservative in its lending directives.

Industry Concentration Factors

     The First United Security Bank trade area includes Clarke, Choctaw, Bibb, Tuscaloosa, and Shelby Counties in Alabama. In addition, parts of Chilton, Hale, Jefferson, Marengo, Monroe, Perry, Washington, Sumter and Wilcox Counties in Alabama as well as parts of Clarke, Lauderdale and Wayne Counties in Mississippi are included. There are several major paper mills in our trade area including the Alabama River Companies, Boise Cascade, Fort James and Weyerhauser. In addition, there are several sawmills, lumber companies, and pole and piling producers. The table below shows the dollar amount of loans made to timber and timber related companies as of December 31, 1999. The amount of timber related loans decreased from $41.5 million in 1998 to $31.2 million in 1999. The percentage of timber related loans to gross loans decreased from 16.9% to 11.07%. The growth in ALC loans of $10.5 million during 1999 helped to reduce the timber industry concentration.

            Timber                Total            Percentage of
         Related Loans         Gross Loans          Total Loans
         _____________       ______________        _____________
         $31.2 million       $281.8 million           11.07%

     Management understands the concern about concentration of loans in timber and timber-related industries. However, we continue to feel these risks are reduced by the diversification of product production within these industries. Some of the mills and industries specialize in paper and pulp, some in lumber and plywood, some in poles and pilings, and others in wood and veneer. We do not believe that this concentration is excessive or that it represents a trend which might materially impact future earnings, liquidity, or capital resources of the Bank. Management realizes that the Company is heavily dependent on the economic health of the timber related industries. The Company continues to benefit from the area industries engaged in the growing, harvesting, processing and marketing of timber and timber-related products. The majority of the land in our trade area is used to grow pine and hardwood timber. Agricultural production loans make up less than 1% of the Company's total loan portfolio.

Investments in Limited Partnerships

     First United Security Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under either the equity or the cost method based on the percentage ownership and influence over operations. The Company's interest in these partnerships was $5.5 million and $4.2 million for 1999 and 1998, respectively. Costs associated with the partnerships carried under the equity method amounted to approximately $119,000, $128,000, and $122,000 for 1999, 1998, and 1997, respectively. Management analyzes these investments annually for potential impairment. The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. United Security's carrying value approximates cost or its underlying equity in the net assets of the partnerships. The Company has remaining cash commitments to these partnerships at December 31, 1999 in the amount of $36,000. Although these investments are considered non-earning assets they do contribute to the bottom line in the form of Federal income tax credits. These credits amounted to $541,000 in 1998 and are estimated to be approximately $540,000 for 1999. Also, operating losses related to these partnerships are available as deductions for taxes on the Company's books.

Deposits

     Average total deposits were up a modest amount, with a 2.3% increase in 1999. Management believes this deposit level was affected by the competitive interest rate environment, and the availability of other low cost funding sources for the Bank.

     Average non-interest bearing demand deposits have decreased 6.9% over the last three years, while the increase for 1999 was 2.6%. The ratio of average non-interest bearing deposits to average total deposits remained relatively steady in 1999 at 12.3% from 12.2% in 1998 and 12.5% in 1997.

     Average interest-bearing transaction accounts have decreased 7.3% during the last three years partly because the Bank reclassified a portion of interest-bearing transaction accounts to money market savings accounts in 1997. Nevertheless, interest-bearing transaction accounts continue to be an important source of funds for the Bank, accounting for 18.2% of average total deposits in 1999.

     Average time deposits increased by 4.5% in 1999, compared to a decrease of 7% in 1998. Time deposits represented 57.3% of the total average deposits in 1999 compared to 56.1% in 1998 and 56.1% in 1997.

     Average savings deposits have declined 8.9% since 1997. Average savings declined 4.4% in 1999. The ratio of average savings to average total deposits decreased to 12.2% in 1999 compared to 13.0% in 1998 and 12.7% in 1997.

     First United Security Bank's deposit base remains the primary source of fund. These deposits represented 77.4% of the average earning assets in 1999 and 78.6% of the average earning assets in 1998. As seen in the following table, overall rates on the deposits decreased to 3.71% in 1999, compared to 3.89% in 1998 and 3.84% in 1997. Emphasis continues to be placed on attracting consumer deposits.

     Management, as part of an overall program to emphasize the growth of transaction accounts, is now introducing "on-line" banking and a bill paying program as well as enhancing the telephone banking product and the employee incentive plan. In addition, an increased effort is being placed on promotions, direct mail campaigns and cross selling efforts. This is being accomplished by remaining safe and sound, emphasizing our products and providing quality service.

     Other Interest-Bearing Liabilities - Other interest-bearing liabilities include all interest-bearing liabilities except deposits, such as: federal funds purchased and Federal Home Loan Bank advances. This category continues to be more fully utilized as an alternative source of funds as evidenced by the $8.3 million or 15.3% increase in average borrowing during 1999. The increase was representative of both volume increases of long term advances from the Federal Home Loan Bank (FHLB) and short term federal funds purchased. The appeal of this alternative funding was further illustrated by the fact that average rates on the other liabilities declined by 49 basis points, while total average deposit rates declined by only 18 basis points in 1999.

Average Daily Amount of Deposits and Rates

     The average daily amount of deposits and rates paid on such deposits is summarized for the periods in the following table.

                                                        December 31,
                             ________________________________________________________________
                                     1999                  1998                  1997
                             __________________     __________________    ____________________
                              Amount      Rate       Amount      Rate      Amount       Rate
                             ________     ____      ________     _____    ________      _____
                                        (In Thousands of Dollars, Except Percentages)

Non-Interest Bearing DDA     $ 40,312               $ 39,308              $ 43,300
Interest-Bearing DDA           59,885     2.05%       59,794     2.32%      64,607      2.54%
Savings Deposits               39,896     2.57        41,728     2.72       43,797      2.78
Time Deposits                 188,170     5.28       180,128     5.44      193,738      5.37
                             ________     ____      ________     ____      ________     ____
     Total                   $328,263     3.71%     $320,958     3.89%     $345,442     3.84%
                             ________     ____      ________     ____      ________     ____
                             ________     ____      ________     ____      ________     ____


     Maturities of Time Certificates of Deposits and Other Time Deposits of $100,000 or more outstanding at December 31, 1999, are summarized as follows:

                                      Time           Other
                                  Certificates        Time
     Maturities                   of Deposits       Deposits          Total
     __________                   ____________     ___________     ___________
                                            (In Thousands of Dollars)

3 Months or Less                   $20,155,468     $16,303,081     $26,458,549
Over 3 Through 6 Months              8,391,139               0       8,391,139
Over 6 Through 12 Months             3,781,780               0       3,781,780
Over 12 Months                      13,722,161               0      13,722,161
                                   ___________     ___________     ___________
         Total                     $46,053,294     $16,303,081     $52,356,375
                                   ___________     ___________     ___________
                                   ___________     ___________     ___________


Investment Securities and Securities Available for Sale

     Investment securities available for sale included Mortgage-Backed Securities of $127.1 million, U.S. treasury and agency securities of $2.8 million, state, county and municipal securities of $24.4 million, and other securities of $3.5 million. The securities portfolio is carried at fair value and it decreased $6.1 million from December 1998 to December 1999 as a result of unrealized losses due to changes in the rate environment.

     At December 1999, approximately $33.4 million in CMOs had floating interest rates which reprice monthly and $54.5 million had fixed interest rates.

     Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of agency guaranteed mortgage-backed obligations and collateralized mortgage obligations. The mortgage-backed obligations in which United Security invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages ("mortgage-backed securities"). Mortgage-backed securities have yield and maturity characteristics corresponding to the underlying mortgages and are subject to any prepayments of principal due to prepayment, refinancing, or foreclosure of the underlying mortgages. Although maturities of the underlying mortgage loans may range up to 30 years, amortization and prepayments substantially shorten the effective maturities of mortgage-backed securities. Transactions in these securities have focused on the three to seven year average maturity range. Principal and interest payments also add significant liquidity to the balance sheet. In 1999, there was a continuing emphasis in CMOs, all of which are collateralized by U. S. Government and Agency Mortgage Pools. The CMO market in existence since 1983 was created to add liquidity to the mortgage-backed security ("MBS") market by furnishing better distribution of risk/reward profiles. Since CMOs are derived from MBS pools, they are labeled mortgage derivatives.

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

     United Security held $17 million in securities which, at December 31, 1999, were designated high risk. $7 million of these securities were floating rate, $9.4 million were inverse floating rate securities and $.6 million were fixed rate securities. These securities were purchased and/or are being held to hedge certain areas of interest rate risk in the portfolio and balance sheet. There were unrealized losses in this portion of the portfolio at December 31, 1999 of $918,224.

     The overall securities portfolio is formally monitored on a monthly basis, and assessments are made continually relative to United Security's exposure to fluctuations in interest rates. Changes in the level of earnings and fair values of securities are generally attributable to fluctuations in interest rates, as well as volatility caused by general uncertainty over the economy, inflation, and future interest rate trends. MBS and CMOs present some degree of additional risk s collateralizing these securities can be prepaid, thereby affecting the yield and market value of the portfolio.

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

     Fair market values of securities vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or other funding needs. There were unrealized losses (net of taxes) of $1.8 million in the securities portfolio on December 31, 1999 versus net unrealized gains (net of taxes) of $2.8 million one year ago.

     United Security uses other off balance sheet derivative products for hedging purposes. These include interest rate swaps and caps. The use and detail regarding these products are fully discussed under "Liquidity and Interest Rate Sensitivity Management" and in Note 19 in the "Notes to Consolidated Financial Statements".

Investment Securities Available-for-Sale

     The following table sets forth the amortized costs of investment securities as well as their fair value and related unrealized gains or loss at the dates indicated.


                                                                           December 31,
                                                                __________________________________
                                                                  1999         1998         1997
                                                                _________    ________     ________
                                                                      (In Thousands of Dollars)
Investment Securities Available for Sale:
  U.S. Treasury and Agencies Securities                         $  2,891     $  2,090     $  2,096
  Obligations of States, Counties, and Political Subdivisions     24,550       23,841       22,228
  Mortgage-Backed Securities                                     129,737      132,588      144,310
  Other Securities                                                 3,501        3,076        2,245
  Total Book Value                                               160,679      159,505      170,879
  Net Unrealized Gains/Losses                                     (2,805)       4,514        1,620
                                                                ________     ________     ________
       Total Market Value                                       $157,874     $164,019     $172,499
                                                                ________     ________     ________
                                                                ________     ________     ________



Investment Securities Available-for-Sale Maturity Schedule

                                                                    Maturing
                                __________________________________________________________________________________
                                                        After One             After Five
                                     Within             But Within            But Within               After
                                    One Year            Five Years             10 Years               10 Years
                                ________________     ________________     _________________     __________________
                                Amount     Yield     Amount     Yield     Amount      Yield      Amount      Yield
                                ______     _____     ______     _____     ______      _____     ________     _____
                                                    (In Thousands of Dollars, Except Yields)
Investment Securities Available for Sale:
  U.S. Treasury and Agency
    Securities                  $  500     0.00%     $    0     0.00%     $ 2,844     7.12%     $  1,560     0.00%
  State, County and Municipal
    Obligations                  3,046     6.63%      5,211     7.15%       3,192     6.26%       12,923     5.59%
  Mortgage-Backed
    Securities                       7        0%      1,275     7.18%      10,504     6.78%      115,340     7.13%
  Corporate Bank Notes               0     0.00%         11     7.87%           0     0.00%            0     0.00%
                                ______     ____      ______     ____      _______     ____      ________     ____
         Total                  $3,053     6.61%     $6,497     7.16%     $16,540     6.73%     $128,263     6.98%
                                ______     ____      ______     ____      _______     ____      ________     ____
                                ______     ____      ______     ____      _______     ____      ________     ____
                                                                                                 154,353     6.95%

Equity Securities                                                                                  3,521     7.38%

                                                                                 TOTAL          $157,874     6.96%


*Available for Sale Securities are stated at Market Value and Market Yield


     The maturities and weighted average yields of investment securities available-for-sale at the end of 1999 are presented in the preceding table based on stated maturity. While the average stated maturity of the Mortgage Backed Securities (excluding CMO's) was 24.01 years, the average life expected is 9.87 years. The average stated maturity of the CMO portion of the portfolio was 21.24 years, and the average expected life was 7.33 years. The average expected life of investment securities available-for-sale was 8.40 years with an average yield of 6.96 percent.


Condensed Portfolio Maturity Schedule

                                        Dollar                Portfolio
Maturity Summary                        Amount                Percentage
________________                     ____________             __________
Maturing in 3 months or less         $  1,966,564                0.63%
Maturing in 3 months to 1 year          2,086,219                1.35
Maturing in 1 to 3 years                4,741,992                3.07
Maturing in 3 to 5 years                1,753,901                1.14
Maturing in 5 to 15 years              24,537,786               15.89
Maturing in over 15 years             120,266,910               77.92
                                     ____________              ______
      Total                          $154,353,372              100.00%
                                     ____________              ______
                                     ____________              ______


The following Marketable Equity Securities have been excluded from the above Maturity Summary due to no stated maturity date.

     Federal Home Loan Bank Stock                     $3,289,500
     Mutual Funds                                     $    9,618
     Other Marketable Equity Securities               $  221,453


Condensed Portfolio Repricing Schedule

                                        Dollar               Portfolio
Repricing Summary                       Amount               Percentage
_________________                    ____________            __________
Repricing in 30 days or less         $131,244,405               20.24%
Repricing in 31 days to 1 year          2,086,219                1.35
Repricing in 1 to 3 years               4,589,794                2.97
Repricing in 3 to 5 years               1,753,901                1.14
Repricing in 5 to 15 years             21,868,799               14.17
Repricing in over 15 years             92,810,254               60.13
                                     ____________              ______
      Total                          $154,353,372              100.00%
                                     ____________              ______
                                     ____________              ______

Repricing in 30 days or less does not include:

     Mutual Funds                                      $    9,618

Repricing in 31 days to 1 year does not include:

     Federal Home Loan Bank Stock                      $3,289,500
     Other Marketable Equity Securities                $  221,453

The tables above reflect all securities at market value on December 31, 1999.

Securities Gains and Losses

     Non-interest income from securities transactions, trading account transactions, and associated option premium income increased in 1999 compared to 1998, as can be seen in the table below. The majority of the profits realized in 1999 were generated through the sale of securities. Gains in this area occurred in connection with United Security's asset and liability management activities and strategies. Option income and other off-balance sheet income declined 34.87% from $319,918 to $208,377. Although this income should be considered non-recurring, it is expected that $90,902 will be recognized in 2000. This income which will be received in 2000 is the result of early termination of interest rate contracts and deferred gains and losses associated with these interest rate risk management tools, and is being amortized over the original life of the hedge.

     During 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. During 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Presently, the Company has not yet quantified the effect adoption will have on the consolidated financial statements.

     The table below shows the associated net gains or (losses) for the periods 1999, 1998, and 1997:

                                                  1999          1998          1997
                                                _________     _________     _________
  Investment Securities                         $ 533,806     $ 410,987     $ 105,254
  Trading Account                                       0             0        10,187
  Options & Off Balance Sheet Transactions        208,377       310,918       396,772
                                                _________     _________     _________
       Total                                    $ 742,183     $ 721,905     $ 512,213
                                                _________     _________     _________
                                                _________     _________     _________


     Gains in 1999 from sales of investment securities were net of losses of $578,768. Volume of sales as well as other information on securities is further discussed in Note 4 to the financial statements.

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

                                             Short-Term Borrowings            Long-Term Borrowings
                                          Maturity Less Than One Year     Maturity One Year or Greater
                                          ___________________________     ____________________________
                                                             (In Thousands of Dollars)

Year Ended December 31,:
     1999                                         $17,045                           $65,729
     1998                                              12                            55,847
     1997                                           3,913                            40,966

Weighted Average Interest Rate at Year-end:
     1999                                            5.34%                             5.80%
     1998                                            4.41%                             5.04%
     1997                                            5.23%                             5.83%

Maximum Amount Outstanding at Any Month's End:
     1999                                         $17,105                           $65,788
     1998                                          11,620                            55,906
     1997                                          11,936                            40,973

Average Amount Outstanding During the Year:
     1999                                         $ 4,919                           $57,781
     1998                                           3,929                            55,454
     1997                                           3,210                            30,296

Weighted Average Interest Rate During the Year:
     1999                                            5.19%                             5.07%
     1998                                            5.87%                             5.53%
     1997                                            5.80%                             5.83%


     During January of 1997, United Security converted Federal Home Loan Bank short-term borrowings to long-term borrowings.

     Balances in these accounts fluctuate dramatically on a day-to-day basis. Rates on these balances also fluctuate daily, but as reflected in the chart above, they generally depict the current interest rate environment.

Shareholders' Equity

     United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 1999, shareholders' equity totaled $61.7 million, or 12.9% of total assets compared to 13.5% and 12.4% for the same periods in 1998 and 1997, respectively. This level of equity indicates to United Security's shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

     Over the last three years shareholders' equity grew from $47.6 million at the beginning of 1997 to $61.7 million at the end of 1999. All of this growth was the result of internally generated retained earnings, with the exception of approximately $700,000 from stock options being exercised. Shareholders' equity was also impacted by the market value adjustment of $(4.6) million made for the available for sale investments as required by Statement of Accounting Standards No. 115. The internal capital generation rate (net income less cash dividends as a percentage of average shareholders' equity) was 8.5% in 1999, 10.3% in 1998 and 10.2% in 1997.

     United Security is required to comply with capital adequacy standards established by the Federal Reserve and FDIC. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to risk categories, each with a specified risk weighting factor. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The banking regulatory agencies have also adopted regulations which supplement the risk based guidelines to include a minimum leverage ratio of 3% of Tier l Capital to total assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3% level.

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

     The following chart summarizes the applicable regulatory capital requirements. United Security's capital ratios at December 31, 1999, substantially exceeded all regulatory requirements.


Risk-Based Capital Requirements

                                            Minimum        United Security's
                                           Regulatory         Ratio at
                                           Requirement     December 31, 1999
                                           ___________     _________________
Tier I Capital to sets                        8.00%              19.05%
Total Capital to Risk-Adjusted Assets         4.00%              17.79%
Tier I Leverage Ratio                         3.00%              12.47%


     Total capital also has an important effect on the amount of FDIC insurance premiums paid. Lower capital ratios can cause the rates paid for FDIC insurance to increase. United Security plans to maintain the capital necessary to keep FDIC insurance rates at a minimum.

     United Security attempts to balance the return to shareholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. Total cash dividends declared were $3.0 million or $.84 per share in 1999 compared to $.76 per share in 1998 and $.53 per share in 1997. The total cash dividends represented a payout ratio of 36.7% in 1999 with payout ratio of 31.4% and 26.8% in 1998 and 1997 respectively. This is the eleventh consecutive year that United Security has increased cash dividends.

Ratio Analysis

     The following table presents operating and capital ratios for each of the last three years.

                                                   Year Ended December 31,
                                                ____________________________
                                                 1999       1998       1997
                                                ______     ______     ______
Return on Average Assets                         1.77%      1.95%      1.61%
Return on Average Equity                        13.35%     14.94%     13.92%
Cash Dividend Payout Ratio                      36.67%     31.40%     26.79%
Average Equity to Average Assets Ratio          13.29%     13.07%     11.55%


Liquidity and Interest Rate Sensitivity Management

     The primary function of asset and liability management is to assure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Liquidity management involves the ability to meet day-to-day cash flow requirements of United Security's customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, United Security would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on the net interest margin.

     The asset portion of the balance sheet provides liquidity primarily from loan principal payments and maturities and through sales, maturities, and payments from the investment portfolio. Other short-term investments such as Federal Funds Sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $126.8 million at December 31, 1999.

     Investment securities maturing or repricing in the same time frame totaled $36.4 million or 23.6% of the investment portfolio at year-end 1999. In addition, principal payments on mortgage-backed securities totaled $8 million in 1999.

     The liability portion of the balance sheet provides liquidity through interest-bearing and non-interest bearing deposit accounts. Federal Funds purchased, securities sold under agreements to repurchase, short-term and long-term borrowings are additional sources of liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.

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

     United Security, at December 31, 1999, had long-term debt and short-term borrowings that on average represent 13.9 percent of total liabilities and equity.

     United Security currently has up to $85 million in borrowing capacity from the Federal Home Loan Bank and $38 million in established Federal Funds Lines.

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

     A net gap for each time period is calculated by subtracting the liabilities repricing in that interval from the assets repricing. A positive gap - more assets repricing than liabilities - will benefit net interest income if rates are rising and will detract from net interest income in a falling rate environment. Conversely, a negative gap - more liabilities repricing than assets - will benefit net interest income in a declining interest rate environment and will detract from net interest income in a rising interest rate environment.

     Gap analysis is the simplest representation of United Security's interest rate sensitivity. However, it cannot reveal the impact of factors such as ad (e.g., the prime lending rate), pricing strategies on consumer and business deposits, changes in balance sheet mix, or the effect of various options embedded in balance sheet instruments.

     The accompanying table shows United Security's rate sensitive position at December 31, 1999, as measured by gap analysis. Over the next 12 months approximately $92.9 million more interest earning assets than interest bearing liabilities can be repriced to current market rates at least once. This analysis indicates that United Security has a negative gap within the next 12 month range. Therefore, net interest income would benefit slightly from a falling interest rate environment and would be adversely impacted slightly by a rising rate environment according to the table.


Interest Rate Sensitivity Analysis

                                                                              December 31, 1999
                                _____________________________________________________________________________________________
                                                                               (In Thousands of Dollars)
                                                                Total
                                   0-3            4-12         1 Year           1-5        Over 5      Non-Rate
                                  Months         Months        or Less         Years        Years      Sensitive       Total
                                _________      _________      _________      ________     ________     _________     ________
Earning Assets:
  Loans (Net of Unearned
  Income)                       $  86,083      $  40,741      $ 126,824      $108,477     $ 46,450     $      0      $281,751
  Investment Securities            35,850          6,115         41,965        39,874       76,035            0       157,874
  Interest Bearing Deposits
    in Other Banks                    365              0            365             0            0          365
                                _________      _________      _________      ________     ________     ________      ________
  Total Earning Assets          $ 122,298      $  46,856      $ 169,154      $148,351     $122,485     $      0      $439,990
    Percent of Total
    Earning Assets                   27.8%          10.6%          38.4%         33.7%        27.8%       100.0%

Interest-Bearing Liabilities:
  Interest-Bearing Deposits
  and Liabilities
    Demand Deposits (1)         $  48,248      $       0      $  48,248      $ 12,062     $      0     $      0      $ 60,310
    Savings Deposits (1)           19,551              0         19,551        19,551            0            0        39,102
    Time Deposits                  80,049         64,119        144,168        44,113            0            0       188,281
    Other Liabilities              43,982          5,087         49,069        32,964          149            0        82,182
  Non-Interest-Bearing
  Liabilities
    Demand Deposits                   981              0            981             0            0       38,254        39,235
    Equity                              0              0              0             0            0       30,880        30,880
                                _________      _________      _________      ________     ________     ________      ________
  Total Funding Sources         $ 192,811      $  69,206      $ 262,017      $108,690     $    149     $ 69,134      $439,990
    Percent of Total
    Funding Sources                  43.8%          15.7%          59.6%         24.7%         0.0%        15.7%        100.0%

Interest Sensitivity Gap
(Balance Sheet)                 $ (70,513)     $ (22,350)     $ (92,863)     $ 39,661     $122,336     $(69,134)     $      0

Off-Balance Sheet               $ (40,000)     $       0      $ (40,000)     $      0     $      0     $      0      $(40,000)

Interest Sensitive Gap          $(110,513)     $ (22,350)     $(132,863)     $ 39,661     $122,336     $(69,134)     $(40,000)

Cumulative Interest-Sensitive
Gap                             $(110,513)     $(132,863)     $     N/A      $(93,202)    $ 29,134     $(40,000)     $      0



                                                                                  Over 5
                                                             Total                 Years
                                         0-3       4-12     1 Year      1-5      Non-Rate
                                        Months    Months    or Less    Years     Sensitive   Total
                                        ______    ______    _______    _____     _________   _____
Ratio of Earning Assets to Funding
  Sources and Off-Balance Sheet          0.53%     0.68%     0.56%     1.36%       1.77%     1.10%
Cumulative Ratio                         0.53%     0.56%      N/A      0.77%       0.92%     0.92%

     (1)  Management adjustments reflect the Company's anticipated repricing sensitivity of non-maturity deposit products. Historically, balances on non-maturity deposit accounts have remained relatively stable despite changes in market interest rates. Management has classified certain of these accounts as non-rate sensitive based on management's historical pricing practices and runoff experience. Approximately 20% of the interest-
          bearing demand deposit account balances and 50% of the savings account balances are classified as over one year.

          Certain interest-sensitive assets and liabilities are included in the table based on historical repricing experience and expected prepayments in the case of Mortgage Backed Securities rather than contractual maturities.
          Non-accruing loans are included in loans at the contractual maturity.


     United Security also uses additional tools to monitor and manage interest rate risk sensitivity. These tools include income simulation analysis and duration analysis. Both analyses are methods of estimating earnings at risk and capital at risk under varying interest rate conditions. They are used to test the sensitivity of net interest income and stockholders' equity to changing levels of interest rates and include adjustments for the expected timing and the magnitude of assets and liability cash flows. Also, these measures capture adjustments for the lag between movements in market interest rates and the movement of administered rates on prime rate loans, interest bearing transaction accounts, regular savings, and money market savings accounts. Income simulation analysis indicates that United Security is slightly liability sensitive.


Condensed Balance Sheet Duration Analysis

                                                                Estimated
                                                  Book      Modified Duration
                                                  Value     Down 1%     Up 1%
                                                _________   _______    ______
ASSETS
Cash and Due From Banks                         $ 12,223      4.36%     4.36%
Investment Securities Available-for-Sale         157,874      3.65      4.67
Interest Bearing Deposits in Other Banks             666      0.01      0.01
Loans                                            276,172      1.95      1.99
Premises and Equipment                             9,541      4.36      4.36
Accrued Interest Receivable                        5,663      4.36      4.36
Investment in Limited Partnerships                 5,470      4.36      4.36
Other Assets                                       8,990      4.36      4.36
                                                ________      ____      ____
  Total Assets                                  $476,599      2.72%     3.08%
                                                ________      ____      ____
                                                ________      ____      ____

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand, Non-interest Bearing                    $ 39,235      4.36%     4.36%
Demand, Interest Bearing                          60,310      2.24      2.24
Savings                                           39,102      3.72      3.72
Time Deposits                                    188,104      1.53      1.52
                                                ________
  Total Deposits                                $326,751

Other Liabilities                               $  5,403      4.36%     4.36%
Short-Term Borrowing                              17,045      0.01      0.01
Long-Term Borrowing                               65,729      1.08      1.08
Shareholders' Equity                              61,671      4.36      4.36
                                                ________      ____      ____
  Total Liabilities and Shareholders' Equity    $476,599      2.32%     2.32%
                                                ________      ____      ____
                                                ________      ____      ____

Modified Duration Differential                                0.40      0.77

* Suggested Change in Market Value of
  Equity (Pre-tax) ($000)                                   $1,918   $(3,658)


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

     In this methodology, all non-rate sensitive assets, liabilities, and shareholders' equity are assigned a modified duration based on a five year time horizon (4.36 years). Additionally, estimates of modified duration incorporate the likelihood that the investment portfolio would shorten maturity if interest rates fell and lengthen maturity if interest rates rose. The model also incorporates management's belief that deposit and loan rates would not rise or fall equally either by category or by interest rate scenario. Increases in loan prepayments are considered in the methodology. There is no allowance for growth or runoff in deposit or loan balances.

     The duration analysis presented above suggests long term (the market value of equity) that the Company's earnings should decline slightly if interest rates rise and should increase slightly if interest rates fall.

     As part of the ongoing monitoring of interest-sensitive assets and liabilities, United Security enters into various interest rate contracts ("interest rate protection contracts") to help manage United Security's interest sensitivity. Such contracts generally have a fixed notional principal amount and include (i) interest rate swaps where United Security typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, (ii) interest rate caps and floors purchased where United Security receives interest if the specified index falls below the floor rate or rises above t interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps and floors classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized. A discussion of interest rate risks, credit risks and concentrations in off-balance sheet financial instruments is included in Note 19 of the "Notes to Consolidated Financial Statement".

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

     Collateral obtained upon exercise of the commitment is determined based on management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land, and other items. The Bank does not normally require collateral for standby letters of credit. As of December 31, 1999, the Bank had outstanding standby letters of credit and commitments to make loans of $6.2 million and $21.8 million, respectively.

     For options written and commitments to purchase securities for forward delivery, the contractual amounts reflect the extent of the Bank's involvement in various classes of financial instruments and does not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures.

     Options are contracts that allow the buyer of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller or writer of the option. As a writer of options, the Bank is paid a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. As of December 31, 1999, the Bank had no outstanding options.

     Commitments to buy and sell securities for delayed delivery require the Bank to buy and sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in securities values and interest rates between the commitment and delivery dates. There were no commitments to sell securities for delayed delivery and no commitments to purchase securities as of December 31, 1999.

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

     Net interest income increased by $1.8 million or 6.6% in 1999 compared to 24.5% and 14.4% increases in 1998 and 1997 respectively. Volume, rate, and yield changes contributed to the growth in net interest income. Much of this change has resulted in an increase in loan volume and a decrease in investment securities volume since 1997 as a result of a change in earnings asset strategy. Average interest-earning assets increased by $15.6 million or 3.8% in 1999, while average interest-bearing liabilities increased $14.6 million. Volume changes of equal amounts in interest-earning assets and interest-bearing liabilities generally increase net interest income because of the spread between the yield on loans and investments and the rates paid on interest-bearing liabilities. In 1999, average interest-earning assets outgained average interest-bearing liabilities by $1 million.

     United Security's ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percent of average earning assets. The interest margin was 7.0% in 1999 compared to 6.8% in 1998 and 5.5% in 1997.

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

     Another factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement gives a more accurate representation of the effect market interest rate movements have on interest rate-sensitive assets and liabilities. The average volume of the interest-bearing liabilities as noted in the table, "Distribution of Assets, Liabilities, and Shareholders' Equity, with Interest Rates and Interest Differentials," decreased 4.4% in 1999, while the average rate of interest paid decreased from 4.62% in 1998 to 4.38% in 1997. Average interest-earning assets increased 3.8% in 1999, while the average yield on earning assets remained the same at 10.59% in both 1998 and 1999. Net yield on average interest earning assets increased 123 basis points from 1997 to 1998. This increase is primarily the result of the higher loan yields associated with loans made by Acceptance Loan Company.

     The percentage of earning assets funded by interest-bearing liabilities also affects the Bank's interest margin. United Security's earning assets are funded by interest-bearing liabilities, non-interest bearing demand deposits, and shareholders' equity. The net return on earning assets funded by non-interest-bearing demand deposits and shareholders' equity exceeds the net return on earning assets funded by interest-bearing liabilities. United Security maintains a relatively consistent percentage of earning assets funded by interest-bearing liabilities. In 1999, 82.7% of the Bank's average earning assets were funded by interest-bearing liabilities as opposed to 82.2% in 1998 and 83.7% in 1997. Net interest income is improved as earning assets are funded by a decreasing percentage of interest-bearing liabilities.


Summary of Operating Results

                                                Year Ended December 31,
                                            _______________________________
                                              1999        1998        1997
                                            _______     _______     _______
                                               (In Thousands of Dollars)

Total Interest Income                       $44,919     $43,255     $37,648
Total Interest Expense                       15,365      15,518      15,376
Net Interest Income                          29,554      27,737      22,272
Provision for Loan Losses                     4,305       3,187       1,710
Net Interest Income After Provision for
     Loan Losses                             25,249      24,550      20,562
Non-Interest Income                           4,747       4,558       4,361
Non-Interest Expense                         18,534      17,008      15,229
                                            _______     _______     _______
Income Before Income Taxes                   11,462      12,100       9,694
Applicable Income Taxes                       3,302       3,521       2,713
                                            _______     _______     _______
Net Income                                  $ 8,160     $ 8,579     $ 6,981
                                            _______     _______     _______
                                            _______     _______     _______



Changes in Interest Earned and Interest Expense Resulting from
Changes in Volume and Changes in Rates

                                1999 Compared to 1998              1998 Compared to 1997            1997 Compared to 1996
                            _______________________________   ______________________________    _____________________________
                                 Increase (Decrease)                Increase (Decrease)              Increase (Decrease)
                                  Due to Change In:                  Due to Change In:                Due to Change In:
                            _______________________________   ______________________________    _____________________________
                                       Average                            Average                          Average
                             Volume     Rate         Net        Volume     Rate       Net        Volume     Rate        Net
                            _______    ________    ________    _______    _______    _______    _______    _______    _______
                                                                 (In Thousands of Dollars)
Interest Earned On:
  Loans                     $3,183     $ 1,196     $ 4,379     $2,200     $4,233     $6,433     $1,499     $1,246     $2,745
  Taxable Investments         (799)     (1,995)     (2,794)      (862)       300       (562)       919       (376)       543
  Non-Taxable Investments       50           9          59       (156)      (111)      (267)      (410)       273       (137)
  Federal Funds                 29          (9)         20         (2)         4          2        (48)        (5)       (53)
                            ______     _______     _______     ______     ______     ______     ______     ______     ______
    Total Interest-
      Earning Assets        $2,463     $  (799)    $ 1,664     $1,180     $4,426     $5,606     $1,960     $1,138     $3,098
                            ______     _______     _______     ______     ______     ______     ______     ______     ______

Interest Expense On:
  Demand Deposits           $    2     $  (314)    $  (312)    $ (118)    $ (139)    $ (257)    $ (128)    $ (133)    $ (261)
  Savings Deposits             (50)        (91)       (141)       (57)       (24)       (81)       357        (26)       331
  Time Deposits                401        (260)        141       (770)       328       (442)       423       (240)       183
  Other Liabilities            369        (210)        159        982        (60)       922        (43)        85         42
                            ______     _______     _______     ______     ______     ______     ______     ______     ______
    Total Interest-
      Bearing Liabilities   $  722     $  (875)    $  (153)    $   37     $  105     $  142     $  609     $ (314)    $  295
                            ______     _______     _______     ______     ______     ______     ______     ______     ______

Increase in Net
  Interest Income           $1,741     $   (76)    $ 1,817     $1,143     $4,321     $5,464     $1,351     $1,452     $2,803
                            ______     _______     _______     ______     ______     ______     ______     ______     ______
                            ______     _______     _______     ______     ______     ______     ______     ______     ______


Provision for Loan Losses

     The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $3.9 million during the year, an increase of $1.6 million over the prior year, and accordingly a provision of $4.3 million was expensed for loan losses in 1999. The allowance remained at 2% of total loans outstanding at December 31, 1999. For additional information and discussion of the allowance for loan losses, refer to the section entitled "Loans and Allowances for Loan Losses".

Non-Interest Income

     Non-interest income consists of revenues generated by a broad range of financial services and activities including fee-based services and commissions earned through insurance sales and trading activities. In addition, gains and losses from the sale of investment portfolio securities and option transactions are included in non-interest income.

     Non-recurring items of non-interest income include all the securities gains (losses) discussed in a previous section. Investment securities had a net gain of $533,806 in 1999 compared to a $410,987 gain in 1998 and a $105,254 gain in 1997. Income generated in the area of securities gains and losses is dependent on many factors including investment portfolio strategies, interest rate changes, and the short, intermediate, and long-term outlook for the economy.

     In 1997, the United States Department of Justice required the divestiture of approximately $9.8 million in deposits, branch facility and associated assets in order to approve the merger of United Security Bank and First Bank and Trust. The sale of these deposits and assets resulted in a non-recurring net gain of $592,000. The Bank also sold the building that once housed the Centreville Branch Office in order to move to a new facility that was completed in the spring of 1999. This sale along with other less significant asset sales resulted in a gain of $310,224 in 1997. Acceptance Loan Company opened fourteen new offices in 1997, five in 1998, added eight more in 1999 and currently has a total of thirty-three offices. Additionally, the Bank opened a new office in 1998 and two new offices in 1999. These events coupled with the Bank's Bond Division formation in 1996 contributed to a $189,016 or 4.2% increase, in 1999 compared to $197,306 and $1,636,171 increases in 1998 and 1997, respectively.

     United Security continues to search for new sources of non-interest income. These sources will come from innovative ways of performing banking services now as well as providing new services in the future. This philosophy can be seen in the Bond Division organized in 1996. This division of the Bank was formed to offer bond services to community banks and contributed $426,230 to non-interest income in 1999 compared to $402,194 in 1998 and $266,476 in 1997.

Non-Interest Expense

     Non-interest expense consists primarily of four major categories: salaries and employee benefits, occupancy expense, furniture and equipment expense, and other expense. United Security's non-interest expense has been impacted by the start up of thirty-one offices of Acceptance Loan Company since 1996 for a total of thirty-three offices, the merger of United Security Bank and First Bank and Trust in 1997, and the start up of four offices of United Security Bank since 1997.

     The ratio of non-interest expenses to average assets increased to 4.0% in 1999 compared to 3.8% and 3.5% in 1998 and 1997 respectively. This ratio was significantly impacted by the events noted above.

     Salaries and employee benefits increased $989,257 or 10.1% in 1999. Most of this increase is attributable to staffing the eight new offices of Acceptance Loan Company and the Bucksville office of First United Security Bank in 1999. At December 31, 1999, United Security had 315 full-time equivalent employees compared to 286 in 1998 and 266 in 1997.

     United Security sponsors an Employee Stock Ownership Plan with 401(k) provisions. The Company made matching contributions totaling $451,483, $376,120 and $238,190 in 1999, 1998, and 1997, respectively.

     Furniture and equipment expense increased 6.9% in 1999, 5.3% in 1998, and 37% in 1997. Most of the 1997 increase of $375,497 is a direct result of the computer and check processing equipment lease and depreciation expenses associated with the merger as well as the expenses associated with the new Acceptance Loan Company offices. The increase of $100,833 and $74,292 in 1999 and 1998, respectively, is due to the new offices opened and the equipment upgrade in preparation for the Year 2000.

     Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes, and other expenses associated with maintaining eighteen banking offices and thirty-three finance company offices. All but one banking offices are owned by the Company and all Acceptance Loan Company offices are leased. Net occupancy expense increased 12.3% in 1999, 21.3% in 1998, and 26.3% in 1997. The increases reflect the new offices opened by Acceptance Loan Company and First United Security Bank in 1999, 1998 and 1997.

     Other expenses consists of stationery, printing supplies, advertising, postage, telephone, legal and other professional fees, other non-credit losses, and other insurance including deposit insurance, and other misses. Other expenses increased 6.5% in 1999, decreased 8.3% in 1998 and increased 39.7% in 1997. The 1997 increase was due to costs associated with the merger of United Security Bank and First Bank and Trust.

Year 2000 Issues

     The Company has not experienced any material effects as a result of the year 2000 issues. However, there may be situations where third party commercial lending customer or vendors could be adversely affected by the year 2000 issue. If problems do materialize with commercial lending customers or vendors, the customers' abilities to repay borrowings to the Company or vendors' abilities to provide service could be affected. Management currently believes that the risk of detrimental impact on the Company's results of operations and financial position because of the year 2000 issues is low.

     During 1997, 1998, and 1999, the Company paid approximately $250,000 related to Year 2000 compliance. A substantial portion of these costs have been capitalized in the installation of software and hardware and will be amortized over the life of the related assets. There has been no material increase in salaries expense due to Year 2000 compliance activities as many of the system renovations have coincided with previously planned system replacements or enhancements, the costs of which have been included in the costs disclosed above. The deferral of certain other projects in order to assure Year 2000 readiness has not had, and is not expected to have, a material impact on the Company's financial condition and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Information required by this item is contained in Item 7 herein under the heading "Liquidity and Interest Rate Sensitivity Management."

Item 8.  Financial Statements and Supplementary Data.

                            REPORT OF INDEPENDNT
                             PUBLIC ACCOUNTANTS

To United Security Bancshares, Inc.:

     We have audited the accompanying consolidated statements of condition of United Security Bancshares, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                             Arthur Andersen LLP

Birmingham, Alabama
January 28, 2000

              UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CONDITION
                            December 31, 1999 and 1998

                                     ASSETS
                                                     1999             1998
                                                 ____________     ____________
Cash and due from banks                          $ 12,222,761     $ 12,102,669
Interest bearing deposits in other banks              665,663       14,728,357
                                                 ____________     ____________
   Total cash and cash equivalents                 12,888,424       26,831,026

Investment securities available for sale          157,873,943      164,019,411

Loans, net of allowance for loan losses of
  $5,579,072 and $4,989,173, respectively         276,172,120      235,059,761

Premises and equipment, net depreciation
  of $9,432,896 and $8,436,763, respectively        9,541,383        8,225,007

Accrued interest receivable                         5,663,118        4,520,783

Investment in limited partnerships                  5,469,829        4,234,447

Other assets                                        8,989,879        7,182,352
                                                 ____________     ____________
   Total assets                                  $476,598,696     $450,072,787
                                                 ____________     ____________
                                                 ____________     ____________

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand, noninterest bearing                    $ 39,235,317     $ 39,786,298
  Demand, interest bearing                         60,309,668       64,585,952
  Savings                                          39,102,161       39,801,921
  Time, $100,000 and over                          46,053,294       40,548,173
  Other time                                      142,050,237      141,922,237
                                                 ____________     ____________
   Total deposits                                 326,750,677      326,644,581

OTHER LIABILITIES                                   5,403,417        7,001,153

SHORT-TERM BORROWINGS                              17,044,989           11,742

LONG-TERM DEBT                                     65,728,802       55,847,223
                                                 ____________     ____________
   Total liabilities                              414,927,885      389,504,699
                                                 ____________     ____________

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
    10,000,000 shares authorized; 3,632,081
    and 3,610,945 shares issued, respectively          36,320           36,109
  Surplus                                           8,727,877        8,218,651
  Accumulated other comprehensive income
    (loss), net of tax                             (1,752,880)       2,821,556
  Retained earnings                                54,911,314       49,743,592
  Less treasury stock, 64,000 shares at cost         (251,820)        (251,820)
                                                 ____________     ____________
    Total shareholders' equity                     61,670,811       60,568,088
                                                 ____________     ____________
    Total liabilities and shareholders' equity   $476,598,696     $450,072,787
                                                 ____________     ____________
                                                 ____________     ____________

The accompanying notes are an integral part of these consolidated statements.



              UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

            For the Years Ended December 31, 1999, 1998, and 1997

                                                              1999            1998            1997
                                                           ___________     ___________     ___________
INTEREST INCOME:
  Interest and fees on loans                               $33,776,492     $29,397,310     $22,964,581
  Interest on investment securities available for sale:
    Taxable                                                  9,229,339      12,087,389      12,702,142
    Tax-exempt                                               1,527,535       1,468,851       1,735,501
  Other interest and dividends                                 223,114         188,786         132,802
                                                           ___________     ___________     ___________
                                                            10,979,988      13,745,026      14,570,445

  Interest on trading account securities                        45,335          15,267          18,323
  Interest on federal funds sold                               117,424          97,350          95,023
                                                           ___________     ___________     ___________
        Total interest income                               44,919,239      43,254,953      37,648,372

INTEREST EXPENSE:
  Interest on deposits                                      12,183,430      12,495,765      13,274,760
  Interest on short-term borrowings                            254,008         230,738         335,505
  Interest on long-term debt                                 2,927,719       2,791,794       1,765,440
                                                           ___________     ___________     ___________
                                                            15,365,157      15,518,297      15,375,705

NET INTEREST INCOME                                         29,554,082      27,736,656      22,272,667

PROVISION FOR LOAN LOSSES                                    4,305,450       3,187,103       1,710,128
                                                           ___________     ___________     ___________
  Net interest income after provision for loan losses       25,248,632      24,549,553      20,562,539

NONINTEREST INCOME:
  Service and other charges on deposit accounts              2,044,260       2,067,722       1,878,828
  Credit life insurance commissions                            653,525         670,694         312,757
  Investment securities gains (losses), net                    533,806         410,987         105,254
  Trading securities gains (losses), net                             0               0          10,187
  Other income                                               1,515,567       1,408,738       2,053,809
                                                           ___________     ___________     ___________
        Total noninterest income                             4,747,158       4,558,141       4,360,835
                                                           ___________     ___________     ___________

NONINTEREST EXPENSE:
  Salaries and employee benefits                            10,755,337       9,766,080       7,823,601
  Furniture and equipment expense                            1,562,705       1,461,872       1,387,580
  Occupancy expense                                          1,192,610       1,061,902         875,523
  Other expense                                              5,023,291       4,718,118       5,142,485
                                                           ___________     ___________     ___________
       Total noninterest expense                            18,533,943      17,007,972      15,229,189

INCOME BEFORE INCOME TAXES                                  11,461,847      12,099,722       9,694,185

PROVISION FOR INCOME TAXES                                   3,302,131       3,521,072       2,712,727
                                                           ___________     ___________     ___________
NET INCOME                                                 $ 8,159,716     $ 8,578,650     $ 6,981,458
                                                           ___________     ___________     ___________
                                                           ___________     ___________     ___________

AVERAGE NUMBER OF SHARES OUTSTANDING                         3,561,051       3,543,325       3,536,642
                                                           ___________     ___________     ___________
                                                           ___________     ___________     ___________

NET INCOME PER SHARE:
  Basic                                                    $      2.29     $      2.42     $      1.97
                                                           ___________     ___________     ___________
                                                           ___________     ___________     ___________

  Diluted                                                  $      2.28     $      2.40     $      1.96
                                                           ___________     ___________     ___________
                                                           ___________     ___________     ___________

DIVIDENDS PER SHARE                                        $       .84     $       .76     $       .53
                                                           ___________     ___________     ___________
                                                           ___________     ___________     ___________


The accompanying notes are an integral part of these consolidated statements.


              UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

            For the Years Ended December 31, 1999, 1998 and 1997

                                                                   Accumulated
                                                                      Other                                           Total
                                         Common                   Comprehensive       Retained       Treasury     Shareholders'
                                         Stock         Surplus        Income          Earnings     Stock at Cost     Equity
                                        ________     __________   _____________     ___________    _____________  _____________
BALANCE AT DECEMBER 31, 1996            $ 36,016     $8,046,542     $ 1,045,178     $38,747,595     $(259,548)     $47,615,783
  Comprehensive income:
     Net income                                0              0               0       6,981,458             0        6,981,458
     Net change in unrealized gain
        (loss) on securities available
        for sale, net of tax                   0              0         (32,558)              0             0          (32,558)
                                                                                                                   ___________
     Comprehensive income                                                                                            6,948,900
  Dividends declared                           0              0               0      (1,870,515)            0       (1,870,515)
  Retirement of treasury stock                (9)        (5,119)              0               0         5,128                0
  Exercise of stock options                   11         16,369               0               0             0           16,380
                                        ________     __________      __________     ___________      ________      ___________
BALANCE AT DECEMBER 31, 1997              36,018      8,057,792       1,012,620      43,858,538      (254,420)      52,710,548

  Comprehensive income:
     Net income                                0              0               0       8,578,650             0        8,578,650
     Net change in unrealized gain
        (loss) on securities available
        for sale, net of tax                   0              0       1,808,936               0             0        1,808,936
                                                                                                                   ___________
     Comprehensive income                                                                                           10,387,586
  Dividends declared                           0              0               0      (2,693,596)            0       (2,693,596)
  Sale of treasury stock                       0            651               0               0         2,600            3,251
  Exercise of stock options                   91        160,208               0               0             0          160,299
                                        ________     __________      __________     ___________      ________      ___________
BALANCE AT DECEMBER 31, 1998              36,109      8,218,651       2,821,556      49,743,592      (251,820)      60,568,088
  Comprehensive income:
     Net income                                0              0               0       8,159,716             0        8,159,716
     Net change in unrealized gain
        (loss) on securities available
        for sale, net of tax                   0              0      (4,574,436)              0             0       (4,574,436)
                                                                                                                   ___________
     Comprehensive income                                                                                            3,585,280
  Dividends declared                           0              0               0      (2,991,994)            0       (2,991,994)
  Exercise of stock options                  211        509,226               0               0             0          509,437
                                        ________     __________     ___________     ___________     _________      ___________
BALANCE AT DECEMBER 31, 1999            $ 36,320     $8,727,877     $(1,752,880)    $54,911,314     $(251,820)     $61,670,811
                                        ________     __________     ___________     ___________     _________      ___________
                                        ________     __________     ___________     ___________     _________      ___________


The accompanying notes are an integral part of these consolidated statements.


              UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Years Ended December 31, 1999, 1998 and 1997

                                                      1999             1998             1997
                                                  ____________     ____________     ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $  8,159,716     $  8,578,650     $  6,981,458
  Adjustments:
    Depreciation                                       878,828          797,959          894,702
    Provision for loan losses                        4,305,450        3,187,103        1,710,128
    Deferred income tax expense (benefit)              505,053       (1,191,833)        (335,835)
    Amortization of intangibles                        549,720          636,651          604,811
    (Gain) loss on sale of securities, net            (533,806)        (410,987)        (105,254)
    Gain on sale of branch                                   0                0         (592,012)
    Gain on sale of fixed assets                             0                0         (364,378)
    Equity in loss of unconsolidated investee                0                0          150,000
    Amortization of premium and discounts, net         937,849          630,654        1,297,363
    Changes in assets and liabilities:
      Increase in accrued interest receivable       (1,142,335)        (472,115)        (381,024)
      (Increase) decrease in other assets             (117,638)         154,628         (515,295)
      Increase (decrease) in interest payable         (362,578)         218,808           48,849
      Increase (decrease) in other liabilities        (561,139)         706,108          900,534
                                                  ____________     ____________     ____________
        Net cash provided by operating activities   12,619,120       12,835,626       10,294,047
                                                  ____________     ____________     ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities
    available for sale                            (102,868,215)     (81,139,966)     (49,711,539)
  Proceeds from sales of investment
    securities available for sale                   49,314,030       38,509,727       47,507,930
  Proceeds from maturities and prepayments of
    investment securities available for sale        52,470,612       54,511,409       15,948,700
  Purchases of Federal Home Loan Bank stock           (494,100)        (746,700)        (211,260)
  Net cash paid in sale of branch                            0                0       (6,518,424)
  Loan (originations) and principal
    repayments, net                                (46,653,191)     (22,311,330)     (15,555,151)
  Purchase of premises and equipment, net           (2,195,204)      (2,185,886)        (970,598)
                                                  ____________     ____________     ____________
        Net cash used in investing activities      (50,426,068)     (13,362,746)      (9,510,342)
                                                  ____________     ____________     ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in customer deposits         106,096        4,226,208      (14,008,721)
  Net increase (decrease) in short-term
    borrowings                                      17,033,247       (3,901,079)         (79,260)
  Proceeds from FHLB advances and other
    borrowings                                      20,000,000       30,000,000       37,281,088
  Repayment of FHLB advances and other
    borrowings                                     (10,118,421)     (15,118,421)     (23,854,663)
  Proceeds from issuance of common stock               509,437          160,299           16,380
  Dividends paid                                    (3,666,013)      (2,550,690)      (1,605,654)
  Sale of treasury stock                                     0            3,251                0
                                                  ____________     ____________     ____________
        Net cash (used in) provided by
           financing activities                     23,864,346       12,819,568       (2,250,830)
                                                  ____________     ____________     ____________
Net increase (decrease) in cash and
  cash equivalents                                 (13,942,602)      12,292,448       (1,467,125)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        26,831,026       14,538,578       16,005,703
                                                  ____________     ____________     ____________
CASH AND CASH EQUIVALENTS, END OF YEAR            $ 12,888,424     $ 26,831,026     $ 14,538,578
                                                  ____________     ____________     ____________
                                                  ____________     ____________     ____________


The accompanying notes are an integral part of these consolidated statements.


              UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 1999 and 1998

1.  DESCRIPTION OF BUSINESS

    United Security Bancshares, Inc. (the "Company" or "USB") and its subsidiary, First United Security Bank (the "Bank" or "FUSB") provide commercial banking services to customers located primarily in Clarke, Choctaw, Bibb, and surrounding counties in Alabama and Mississippi. The Company also owns all the stock of First Security Courier Corporation, ("FSCC") an Alabama corporation. FSCC is a courier service organized to transport items for processing to the Federal Reserve for financial institutions located in Southwest Alabama.

    The Bank owns all of the stock of Acceptance Loan Company, Inc. ("Acceptance" or "ALC"), an Alabama corporation. Acceptance is a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. Acceptance has offices located within the communities served by the Bank as well as offices outside the Bank's market area in north and southeast Alabama, eastern Mississippi, and northwest Florida. The Bank also invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits.

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

    Supplemental disclosures of cash flow information and noncash transactions related to cash flows for the years ended December 31, 1999, 1998, and 1997 are as follows:


                                                     1999            1998            1997
                                                  ___________     ___________     ___________
    Cash paid during the period for:
       Interest                                   $15,296,156     $15,284,661     $15,326,856
       Income taxes                                 3,823,494       3,648,211       2,351,304

    Supplemental schedule of noncash investment
    and financing activities:
       Dividends declared but unpaid                   12,061         686,080         542,796

    Details of branch sale:
       Fair value of assets sold                            0               0       3,433,740
       Liabilities transferred                              0               0       9,952,164


    Securities

    Securities may be held in three portfolios: trading account securities, held to maturity securities, and securities available for sale. Trading account securities are carried at market value, with unrealized gains and losses included immediately in other income. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available for sale are carried at market value, with any unrealized gains or losses excluded from earnings and reflected, net of tax, as a separate component of shareholders' equity. Investment securities available for sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning, or other valid business purposes. The Company held no securities in their trading and held to maturity portfolios at December 31, 1999 and 1998.

    Included in investment securities available for sale is stock in the Federal Home Loan Bank ("FHLB") of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists; therefore, the fair value of such stock is assumed to approximate cost. The investment in the stock is required of every member of the FHLB system.

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

    Loans and Interest Income

    Loans are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, writedowns, and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to yield of the related loan.

    Interest on commercial and real estate loans is accrued and credited to income based on the principal amount outstanding. Interest on installment loans is recognized using the interest method and according to the rule of 78's, which approximates the interest method.

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

    Allowance for Loan Losses

    The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, changes in its risk profile, credit concentrations, historical trends, and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan's original effective market interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during periods they become known.

    Long-Lived Assets

    Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Goodwill intangibles are included in other assets and are amortized using the straight-line method. Goodwill is being amortized over 20 years. Impairment of long-lived ass by management based upon an event or changes in circumstances surrounding the underlying assets.

    Other Real Estate

    Real estate properties acquired through, or in lieu of, loan foreclosures are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Costs to maintain or hold the property are expensed and amounts incurred to improve the property, to the extent that fair value is not exceeded, are capitalized. Valuations are periodically performed by management, and a valuation allowance is established by a charge to income if the carrying value of a property exceeds its fair value less the estimated costs to sell. Other real estate aggregated $295,468 and $215,250 at December 31, 1999 and 1998, respectively, and is included in other assets.

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

    The following table represents the earnings per share calculations for the years ended December 31, 1999, 1998, and 1997:

                                                                   Per Share
     For the Years Ended                  Income        Shares      Amount
     ___________________                __________     _________   ________
    December 31, 1999:
       Net income                       $8,159,716
                                        __________
       Basic earnings per share          8,159,716     3,561,051     $2.29
                                                                     =====
       Dilutive securities                       0        20,340
                                        __________     _________     _____
       Diluted earnings per share       $8,159,716     3,581,391     $2.28
                                        __________     _________     _____
                                        __________     _________     _____

    December 31, 1998:
       Net income                       $8,578,650
                                        __________
       Basic earnings per share          8,578,650     3,543,325     $2.42
                                                                     =====
       Dilutive securities                       0        27,056
                                        __________     _________     _____
       Diluted earnings per share       $8,578,650     3,570,381     $2.40
                                        __________     _________     _____
                                        __________     _________     _____

    December 31, 1997:
       Net income                       $6,981,458
                                        __________
       Basic earnings per share          6,981,458     3,536,642     $1.97
                                                                     =====
       Dilutive securities                       0        17,205
                                        __________     _________     _____
       Diluted earnings per share       $6,981,458     3,553,847     $1.96
                                        __________     _________     _____
                                        __________     _________     _____

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

    Reclassifications

    Certain 1998 and 1997 balances have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on previously reported net income.

    Recent Accounting Pronouncements

    During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. During 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Presently, the Company has not yet quantified the effect adoption will have on the consolidated financial statements.

    During 1999, the Company adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interests costs during development of computer for internal use (planning and preliminary costs should be expensed). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. It is management's assertion that adoption of this Statement of Position did not have a material effect on the consolidated financial statements.

    During 1999, the Company implemented FASB No. 134,
    Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement, an amendment to SFAS No. 65, requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability to sell or hold those investments. This Statement is effective the first fiscal quarter beginning after December 15, 1998. Based on the Company's current operating activities, management contends that the implementation of this Statement did not have a material impact on the presentation of the Company's financial condition or results of operations.

3.  BUSINESS COMBINATION

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

    Combined and separate results of the Company and FBI during the period preceding the merger were as follows:



                                                       USB             FBI          Combined
                                                   ___________     ___________     ___________
     Six months ended June 30, 1997 (unaudited):
          Net interest income                      $ 5,352,810     $ 5,265,778     $10,618,588
                                                   ___________     ___________     ___________
                                                   ___________     ___________     ___________

          Net income                               $ 2,272,489     $ 1,201,565     $ 3,474,054
                                                   ___________     ___________     ___________
                                                   ___________     ___________     ___________


    In conjunction with the merger, the U.S. Justice Department required the divestiture of a branch in Grove Hill, Alabama. On October 31, 1997, USB sold the branch and related assets with carrying values of $2.9 million and $10.0 million, respectively, for a net cash payment from USB of $6.5 million. The resulting gain of $592,000 is included in other income.

4.   INVESTMENT SECURITIES

    Details of investment securities available for sale at December 31, 1999 and 1998 are as follows:

                                                                       December 31, 1999
                                                _____________________________________________________________
                                                                    Gross           Gross         Estimated
                                                   Amortized     Unrealized      Unrealized         Fair
                                                     Cost           Gains          Losses           Value
                                                ____________     __________     ____________     ____________
    Obligations of states, counties, and
       political subdivisions                   $ 24,550,127     $        0     $  (178,371)     $ 24,371,756
    U.S. treasury securities and obligations
       of U.S. government agencies                 2,890,727              0         (46,340)        2,844,387
    Mortgage-backed securities                   129,736,586         23,363      (2,633,855)      127,126,094
    Equity securities                                200,123         30,948               0           231,071
    Corporate notes                                   11,488              0            (353)           11,135
    FHLB stock                                     3,289,500              0               0         3,289,500
                                                ____________     __________     ___________      ____________
          Total                                 $160,678,551     $   54,311     $(2,858,919)     $157,873,943
                                                ____________     __________     ___________      ____________
                                                ____________     __________     ___________      ____________

                                                                        December 31, 1998
                                                _____________________________________________________________
                                                                     Gross          Gross         Estimated
                                                  Amortized       Unrealized     Unrealized         Fair
                                                     Cost            Gains         Losses           Value
                                                ____________     ___________    ____________     ____________
    Obligations of states, counties, and
       political subdivisions                   $ 23,841,566     $ 1,686,442    $          0     $ 25,528,008
    Mortgage-backed securities                   132,587,552       3,559,540        (761,265)     135,385,827
    Equity securities                                200,123          45,598         (14,019)         231,702
    Corporate notes                                   80,279               0          (1,805)          78,474
    FHLB stock                                     2,795,400               0               0        2,795,400
                                                ____________     ___________    ____________     ____________
          Total                                 $159,504,920     $ 5,291,580    $   (777,089)    $164,019,411
                                                ____________     ___________    ____________     ____________
                                                ____________     ___________    ____________     ____________


    The scheduled maturities of investment securities available for sale at December 31, 1999 are presented in the following table:


                                                       Amortized        Market
                                                         Cost            Value
                                                     ____________     ____________
     Maturing within one year                        $  3,000,740     $  3,052,783
     Maturing after one but before five years           6,214,082        6,495,893
     Maturing after five but before fifteen years      22,141,934       24,537,786
     Maturing after fifteen years                     125,832,172      120,266,910
     Equity securities and FHLB stock                   3,489,623        3,520,571
                                                     ____________     ____________
          Total                                      $160,678,551     $157,873,943
                                                     ____________     ____________
                                                     ____________     ____________


    For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

    Investment securities with a carrying value of $75,431,232 and $70,149,059 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

    Gross gains realized on sales of securities available for sale were $1,112,574 in 1999, $1,240,170 in 1998, and $512,843 in 1997. Gross
    realized losses on those sales were $578,768 in 1999, $829,183 in 1998, and $407,589 in 1997. Gross realized gains on trading account securities were $0 in 1999, $0 in 1998, and $19,111 in 1997. Gross realized losses on those sales were $0 in 1999, $0 in 1998, and $8,924 in 1997.

5.  LOANS
    At December 31, 1999 and 1998, the composition of the loan portfolio was as follows:

                                                         1999             1998
                                                     ____________     ____________
     Commercial, financial, and agricultural         $ 39,996,482     $ 35,443,976
     Real estate mortgage                             156,978,808      123,263,732
     Installment                                       90,599,352        86,282,286
     Less:
          Allowance for loan losses                     5,579,072         4,989,173
          Unearned interest, commissions, and fees      5,823,450         4,941,060
                                                     ____________      ____________
               Total                                 $276,172,120      $235,059,761
                                                     ____________      ____________
                                                     ____________      ____________

    The Bank grants commercial, real estate, and installment loans to customers primarily in Clarke, Choctaw, Bibb, and surrounding counties in southwest Alabama, northwest Florida, and southeast Mississippi. Although the Bank has a diversified loan portfolio, the ability of a substantial number of the Bank's loan customers to honor their obligations is dependent upon the timber and timber-related industries. At December 31, 1999, approximately $31,245,000 of the Bank's loan portfolio consisted of loans to customers in the timber and timber-related industries.

    In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and Bank, including companies with which they are associated. These loans are made on substantially the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 1999 and 1998 were $2,073,267 and $1,692,312, respectively. During the year ended December 31, 1999, new loans to these parties totaled $918,719 and repayments were $537,764.

    A summary of the transactions in the allowance for loan losses follows:

                                                      1999           1998           1997
                                                   ___________    ___________    ___________
     Balance at beginning of year                  $4,989,173     $4,045,844     $3,133,768
     Acquired in branch acquisitions                  242,887              0              0
     Provision                                      4,305,450      3,187,103      1,710,128
     Loans charged off                             (4,472,699)    (2,589,300)    (1,038,585)
     Recoveries of loans previously charged off       514,261        345,526        240,533
                                                   __________     __________     __________
     Balance at end of year                        $5,579,072     $4,989,173     $4,045,844
                                                   __________     __________     __________
                                                   __________     __________     __________

    At December 31, 1999, the Company had one loan considered to be impaired. The amount of this loan, which is on nonaccrual, is $457,468 and the related allowance is $228,734 The average recorded investment in impaired loans during the year ended December 31, 1999 was approximately $472,147. For the year ended December 31, 1999, the Company did not recognize interest income on the impaired loan during the period the loan was considered impaired. The Company had approximately $486,826 considered to be impaired at December 31, 1998.

    Loans on which the accrual of interest has been discontinued amounted to $1,725,008 and $3,459,814 at December 31, 1999 and 1998, respectively.
    If interest on those loans had been accrued, such income would have approximated $247,391, $339,710, and $153,870 for 1999, 1998, and 1997,
    respectively. Interest income actually recorded on those loans amounted to $211,264, $298,335, and $108,060 for 1999, 1998, and 1997,
    respectively.

6.  PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows:

                                                           1999           1998
                                                       ___________    ___________
     Land                                              $ 1,037,436    $ 1,037,436
     Premises (40 years)                                 8,539,348      7,656,911
     Furniture, fixtures, and equipment (3-7 years)      9,397,495      7,967,423
                                                       ___________    ___________
                                                        18,974,279     16,661,770
     Less accumulated depreciation                       9,432,896      8,436,763
                                                       ___________    ___________
          Total                                        $ 9,541,383    $ 8,225,007
                                                       ___________    ___________
                                                       ___________    ___________

    Depreciation expense of $878,828, $797,959, and $894,702 was recorded in 1999, 1998, and 1997, respectively, on premises and equipment.

7.  INVESTMENT IN LIMITED PARTNERSHIPS

    The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under either the equity or cost method based on the percentage ownership and influence over operations. The Bank's interest in these partnerships was $5,469,829 and $4,234,447 at December 31, 1999 and 1998, respectively. Losses related to these partnerships amounted to approximately $119,000, $128,000, and $122,000 for 1999, 1998, and 1997
    respectively. Management analyzes these investments annually for potential impairment.

    The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank's carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships.

    The Bank has remaining cash commitments to these partnerships at December 31, 1999 in the amount of approximately $36,000.

8.  DEPOSITS

    At December 31, 1999, the scheduled maturities of the Bank's time deposits greater than $100,000 are as follows:

                       2000                     $32,328,387
                       2001                       9,073,991
                       2002                       1,773,247
                       2003                       2,011,135
                       2004 and thereafter          866,534
                                                ___________
                                                $46,053,294
                                                ___________
                                                ___________

    Additionally, included in the Bank's other time deposits at December 31, 1999 is $6,303,081 in state and municipal time deposits greater than $100,000 and maturing within one year.

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

    Information concerning short-term borrowings is as follows:


                                                                     1999
                                                   __________________________________________
                                                                                   Treasury
                                                    Federal                        Tax and
                                                      Funds        Repurchase        Loan
                                                    Purchased      Agreements      Deposits
                                                   ____________    ___________    ___________
    Average balance during the year                $ 4,070,482     $   82,914     $  765,458
                                                   ___________     __________     __________
                                                   ___________     __________     __________

    Average interest rate during the year                 5.07%          5.46%          5.66%
                                                   ___________     __________     __________
                                                   ___________     __________     __________

    Maximum month-end balance during the year      $14,600,000     $        0     $2,504,952
                                                   ___________     __________     __________
                                                   ___________     __________     __________

                                                                             1998
                                                                  ___________________________
                                                                                    Treasury
                                                                    Federal         Tax and
                                                                      Funds           Loan
                                                                    Purchased       Deposits
                                                                   ___________    ___________
    Average balance during the year                                $3,081,863     $  846,955
                                                                   __________     __________
                                                                   __________     __________

    Average interest rate during the year                                5.83%          5.90%
                                                                   __________     __________
                                                                   __________     __________

    Maximum month-end balance during the year                      $9,100,000     $2,520,307
                                                                   __________     __________
                                                                   __________     __________

    At December 31, 1999, the Bank has $23.4 million in available federal fund lines from correspondent banks.

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

    The following summarizes information concerning Federal Home Loan Bank advances and other borrowings:

                                                   1999            1998
                                                ____________    ___________
    Average balance                             $57,781,427     $55,453,921
    Maximum month-end balance during year       $65,788,012     $55,906,433
    Average rate paid                                  5.07%           5.53%
    Weighted average remaining maturity          6.14 years      7.25 years


    Scheduled maturities of Federal Home Loan Bank advances in 2000 are approximately $5 million. Maturities during 2001 are approximately $10 million. There are no scheduled maturities in 2002. In 200 million in scheduled maturities. In years subsequent to 2003, maturities total approximately $40 million.

    At December 31, 1999, the Bank has $18.2 million in available credit from the Federal Home Loan Bank.

11. INCOME TAXES

    The consolidated provisions (benefits) for income taxes for the years ended December 31 were as follows:

                                  1999            1998           1997
                              __________     ____________    ___________
     Federal
          Current             $2,441,731     $ 4,146,035     $2,714,017
          Deferred               449,361      (1,059,525)      (298,811)
                              __________     ___________     __________
                               2,891,092       3,086,510      2,415,206

     State
          Current                355,347         566,870        334,545
          Deferred                55,692        (132,308)       (37,024)
                              __________     ___________     __________
                                 411,039         434,562        297,521
                              __________      __________     __________
               Total          $3,302,131      $3,521,072     $2,712,727
                              __________      __________     __________
                              __________      __________     __________


    The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

                                                          1999           1998           1997
                                                       __________     __________     __________
     Income tax expense at federal statutory rate      $3,897,028     $4,113,755     $3,294,833
     Increase (decrease) resulting from:
        Tax-exempt interest                              (508,501)      (561,148)      (600,744)
        State income tax expense net of federal income
          tax benefit                                     271,286        286,810        196,364
        Tax credits (low income housing)                 (540,000)      (490,000)      (480,000)
        Other                                             182,318        171,655        302,274
                                                       __________     __________     __________
               Total                                   $3,302,131     $3,521,072     $2,712,727
                                                       __________     __________     __________
                                                       __________     __________     __________

     Effective tax rate                                        29%            29%            28%
                                                       __________     __________     __________
                                                       __________     __________     __________


    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are presented below:

                                                              1999           1998
                                                           ___________    ___________
    Deferred tax assets:
       Allowance for loan losses                           $1,498,068     $2,095,795
       Accrued vacation                                        22,200         22,200
       Capital loss carryover                                  27,041         80,443
       Deferred commissions and fees                          594,909        514,925
       Unrealized loss on securities available for sale     1,051,728              0
       Other                                                  167,272        574,715
                                                           __________     __________
            Total gross deferred tax asset                  3,361,218      3,288,078
            Valuation allowance                                27,041        (75,903)
                                                           __________     __________
    Net deferred tax assets                                 3,334,177      3,212,175
                                                           __________     __________
    Deferred tax liabilities:
       Premises and equipment                                 518,225        501,986
       Limited partnerships                                   210,522        224,035
       Unrealized gain on securities available for sale             0      1,692,935
       Other deferred tax liabilities                         327,526        754,945
                                                           __________     __________
            Total gross deferred tax liabilities            1,056,273      3,173,901
                                                           __________     __________
    Net deferred tax asset (liability)                     $2,227,904     $   38,274
                                                           __________     __________
                                                           __________     __________


12. EMPLOYEE BENEFIT PLANS

    The Company sponsors an Employee Stock Ownership Plan with 401(k) provisions. This plan covers substantially all employees and allows employees to contribute up to 15% of their compensation on a before-tax basis. The Company may make discretionary contributions to match employee contributions dollar for dollar up to 6% of an employee's compensation. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $451,483 and $284,432 in 1999 and 1998, respectively.

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

    The Company continues to record compensation cost under Accounting Principles Board Opinion ("APB") No. 25. Had compensation cost been determined, consistent with the fair value based method of recording for stock-based compensation allowed for under SFAS No. 123, the Company's net income would have been decreased to the following pro forma amounts:

                                              Fiscal Year    Fiscal Year    Fiscal Year
                                                 Ended          Ended          Ended
                                              December 31,   December 31,   December 31,
                                                  1999           1998           1997
                                              ____________   ____________   ____________
     Net income-as reported                    $8,159,716     $8,578,650     $6,981,458
     Net income-pro forma                       7,953,163      8,372,098      6,805,635
     Basic net income per share-as reported          2.29           2.42           1.97
     Basic net income per share-pro forma            2.23           2.36           1.92
     Diluted net income per share-as reported        2.28           2.40           1.96
     Diluted net income per share-pro forma          2.22           2.34           1.91


    A summary of the status of the Company's stock option plan at December 31, 1999, 1998, and 1997 and the changes during the year then ended is as follows:

                                             1999                  1998                  1997
                                       __________________    __________________    __________________
                                                 Exercise              Exercise              Exercise
                                       Shares     Price      Shares     Price      Shares     Price
                                       ______    ________    ______    ________    ______    ________
    Outstanding at beginning of year   47,690     $17.72     56,250     $17.50          0     $ 0.00

    Granted                             2,050      36.25        600      35.00     57,350      17.50
    Exercised                          21,136      17.50      9,160      17.50      1,100      17.50
                                       ______     ______     ______     ______     ______     ______
    Outstanding at end of year         28,604     $19.21     47,690     $17.72     56,250     $17.50
                                       ______     ______     ______     ______     ______     ______
                                       ______     ______     ______     ______     ______     ______

    Exercisable at end of year         28,604     $19.21     47,690     $17.72     56,250     $17.50
                                       ______     ______     ______     ______     ______     ______
                                       ______     ______     ______     ______     ______     ______

    Fair value of options granted       $4.71                 $4.33                 $4.22
                                       ______                ______                ______
                                       ______                ______                ______


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate based on zero coupon governmental issues at grant date with the maturity equal to the expected term of the options (5.00%, 4.54%, and 6.27% for 1999, 1998, and 1997), no expected forfeiture rate as options are immediately vested at date of grant, an expected stock volatility of 29%, 26%, and 26% and an expected annual dividend yield of $.84, $.76, and $.53 per share for 1999, 1998, 1997, respectively.

14. SHAREHOLDERS' EQUITY

    Dividends are paid by the Company from its assets, which are primarily dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. As of December 31, 1999, approximately $9.7 million of the Bank's retained earnings was available for dividend distribution without prior regulatory approval.

    The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average total assets (as defined). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements imposed by its regulators.

    As of December 31, 1999 and 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that Management believes have changed the institution's category.

    Actual capital amounts as well as required and well capitalized Tier I, total, and Tier I leverage ratios as of December 31 for the Company and the Bank are as follows:

                                                                            1999
                                               _______________________________________________________________
                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                           For Capital       Prompt Corrective
                                                       Actual           Adequacy Purposes    Action Provisions
                                                __________________      _________________    _________________
                                                 Amount      Ratio       Amount     Ratio    Amount     Ratio
                                                                   (Dollars in thousands)
    Total Capital (to Risk Weighted Assets):
      United Security Bancshares, Inc.          $62,672      19.05%     $26,312     8.00%      N/A       N/A
      First United Security Bank                 58,519      16.52       28,332     8.00     35,415     10.00%

    Tier I Capital (to Risk Weighted Assets):
      United Security Bancshares, Inc.           58,528      17.79       13,156     4.00       N/A       N/A
      First United Security Bank                 54,083      15.27       14,166     4.00     21,249     6.00

    Tier I Leverage (to Average Assets):
      United Security Bancshares, Inc.            58,528     12.47       14,080     3.00       N/A       N/A
      First United Security Bank                  54,083     11.77       13,785     3.00     22,976     5.00

                                                                             1998
                                                _______________________________________________________________
                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                            For Capital       Prompt Corrective
                                                       Actual            Adequacy Purposes    Action Provisions

                                                 Amount      Ratio       Amount     Ratio     Amount     Ratio
                                                _______     _______     _______     _____    _______     _____
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


    Comprehensive Income

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

    In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effects for the three years ended December 31:

                                                                           1999
                                                      _______________________________________________
                                                         Before                             After
                                                          Tax              Tax               Tax
                                                         Amount           Effect            Amount
                                                      ____________     ____________      ____________
     Unrealized gains (losses) arising during
       the period                                     $(6,785,292)     $(2,547,154)      $(4,238,138)
     Less reclassification adjustments for (gains)
       losses included in net income                     (533,806)        (197,508)         (336,298)
                                                      ___________      ___________       ___________
     Net unrealized gain/(loss) on
       securities                                     $(7,319,098)     $(2,744,662)      $(4,574,436)
                                                      ___________      ___________       ___________
                                                      ___________      ___________       ___________

                                                                          1998
                                                      _______________________________________________
                                                         Before                            After
                                                          Tax             Tax               Tax
                                                         Amount          Effect            Amount
                                                      ____________     ____________      ____________
     Unrealized gains (losses) arising during
       the period                                     $ 3,282,314      $ 1,214,456       $ 2,067,858
     Less reclassification adjustments for (gains)
       losses included in net income                     (410,987)        (152,065)         (258,922)
                                                      ___________      ___________       ___________
     Net change in unrealized gain/(loss) on
       securities                                     $ 2,871,327      $ 1,062,391       $ 1,808,936
                                                      ___________      ___________       ___________
                                                      ___________      ___________       ___________


                                                                          1997
                                                      _______________________________________________
                                                          Before                           After
                                                           Tax             Tax              Tax
                                                          Amount          Effect            Amount
                                                      ____________    _____________      ____________
     Unrealized gains (losses) arising during
       the period                                     $    53,575      $    19,823       $    33,752
     Less reclassification adjustments for (gains)
       losses included in net income                     (105,254)         (38,944)          (66,310)
                                                      ___________      ___________       ___________
     Net change in unrealized gain/(loss) on
       securities                                     $   (51,679)     $   (19,121)      $   (32,558)
                                                      ___________      ___________       ___________
                                                      ___________      ___________       ___________

15. SEGMENT REPORTING

    Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company as described in Note 2--Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table.

                                                                          1999
                                                ______________________________________________________________
                                                  FUSB         ALC      All Other   Eliminations  Consolidated
                                                ________    ________    _________   ____________  ____________
                                                                       (In thousands)

    Total interest income                       $ 34,390     $16,251     $   173     $  (5,895)     $ 44,919
    Total interest expense                        15,365       5,895           0        (5,895)       15,365
                                                ________    ________    ________     _________      ________
    Net interest income                           19,025      10,356         174             0        29,554
    Provision for loan losses                        153       4,152           0             0         4,305
                                                ________    ________    ________     _________      ________
    Net interest income after provision           18,872       6,204         174             0        25,249
    Total noninterest income                       3,669       1,046       8,353        (8,321)        4,747
    Total noninterest expense                     11,651       6,591         299            (7)       18,534
                                                ________     _______    ________     _________      ________
    Income (loss) before income taxes
      (tax benefit)                               10,890         659       8,227        (8,314)       11,462
    Provision for income taxes (income
      tax benefit)                                 3,027         279          (4)            0         3,302
                                                ________     _______     _______     _________
    Net income (loss)                           $  7,863     $   380     $ 8,231     $  (8,314)     $  8,160
                                                ________     _______     _______     _________      ________
                                                ________     _______     _______     _________      ________
    Other significant items:
      Total assets                              $470,889     $79,399     $85,092     $(158,781)     $476,599
      Total investment securities                153,946           0       3,928             0       157,874
      Total loans, net                           279,642      72,695           0       (76,165)      276,172
      Investment in subsidiaries                   1,241           0      56,215       (57,456)            0
      Total interest income from
        external customers                        28,494      16,251         174             0        44,919
      Total interest income from affiliates        5,895           0           0        (5,895)            0

                                                                           1998
                                                ______________________________________________________________
                                                   FUSB        ALC      All Other   Eliminations  Consolidated
                                                ________    ________    _________   ____________  ____________
                                                                       (In thousands)

    Total interest income                       $ 35,523     $12,141     $   133     $  (4,542)     $ 43,255
    Total interest expense                        15,518       4,542           0        (4,542)       15,518
                                                ________    ________    ________     _________      ________
    Net interest income                           20,005       7,599         133             0        27,737
    Provision for loan losses                        762       2,425           0             0         3,187
                                                ________    ________    ________     _________      ________
    Net interest income after provision           19,243       5,174         133             0        24,550
    Total noninterest income                       3,580         936       9,096        (9,054)        4,558
    Total noninterest expense                     12,015       4,696         313           (16)       17,008
                                                ________    ________    ________     _________      ________
    Income (loss) before income taxes
       (tax benefit)                              10,808       1,414       8,916        (9,038)       12,100
    Provision for income taxes (tax benefit)       2,967         557          (3)            0         3,521
                                                ________     _______     _______     _________      ________
    Net income (loss)                           $  7,841     $   857     $ 8,919     $  (9,038)     $  8,579
                                                ________     _______     _______     _________      ________
                                                ________     _______     _______     _________      ________
    Other significant items:
       Total assets                             $444,408     $67,902     $61,816     $(124,053)     $476,599
       Total investment securities               160,916           0       3,103             0       164,019
       Total loans, net                          236,274      64,486           0       (65,700)      235,060
       Investment in wholly-owned
          subsidiaries                               384           0      55,338       (55,722)            0
       Total interest income from
          external customers                      30,981      12,141         133             0        43,255
       Total interest income from affiliates       2,560           0           0       (2,560)             0


                                                                           1997
                                                ______________________________________________________________
                                                  FUSB         ALC      All Other   Eliminations  Consolidated
                                                ________     _______    _________   ____________  ____________
                                                                       (In thousands)

    Total interest income                       $ 35,213     $ 4,166     $     5     $  (1,736)     $ 37,648
    Total interest expense                        15,253       1,731         127        (1,736)       15,375

    Net interest income                           19,960       2,435        (122)            0        22,273
    Provision for loan losses                        657       1,053           0             0         1,710
                                                ________    ________    ________     _________
    Net interest income after provision           19,303       1,382        (122)            0        20,563
    Total noninterest income                       4,113         309       7,569        (7,631)        4,360
    Total noninterest expense                     12,441       2,264         600           (76)       15,229
                                                ________    ________    ________     _________
    Income (loss) before income taxes
       (tax benefit)                              10,975        (573)      6,847        (7,555)        9,694
    Provision for income taxes (tax benefit)       3,081        (228)       (140)            0         2,713
                                                ________     _______     _______     _________
    Net income (loss)                           $  7,894     $  (345)    $ 6,987     $  (7,555)     $  6,981
                                                ________     _______     _______     _________
                                                ________     _______     _______     _________
    Other significant items:
       Total assets                             $428,851     $36,624     $53,384     $ (92,918)     $425,941
       Total investment securities               172,436           0          63             0       172,499
       Total loans, net                          217,363      34,134           0       (35,600)      215,897
       Investment in subsidiaries                    842           0      51,026       (51,868)            0
       Total interest income from
          external customers                      33,482       4,166           0             0        37,648
       Total interest income from affiliates       1,736           0           0        (1,736)            0


16.  OTHER OPERATING EXPENSES

    Other operating expenses for the years 1999, 1998, and 1997 consist of the following:

                                             1999           1998           1997
                                          __________     __________     __________
     Telephone expense                    $  548,122     $  543,509     $  478,060
     Amortization of intangibles             549,720        636,651        604,811
     Postage, stationery, and supplies       762,201        246,051        680,248
     Merger expense                                0              0        650,330
     Other                                 3,163,248      3,291,907      2,729,036
                                          __________     __________     __________
          Total                           $5,023,291     $4,718,118     $5,142,485
                                          __________     __________     __________
                                          __________     __________     __________

17. OPERATING LEASES

    The Company leases office space, data processing, and other equipment under operating leases.

    The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 1999:

             Year ending December 31,

                2000                       $390,844
                2001                        227,550
                2002                         93,592
                2003                         32,500
                2004 and thereafter          31,633

    Total rental expense under all operating leases was $389,519, $532,056, and $347,377 in 1999, 1998, and 1997, respectively.

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

    The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate caps, floors, and swap transactions, options written, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures. The Bank has credit risk on caps and floors for the carrying value plus the amount to replace such contracts in the event of counterparty default. The Bank is fully cross-collateralized with counterparties on all interest rate swap agreements. At December 31, 1999, the Bank estimates its credit risk on purchased caps and floors in the event of total counterparty default to be $301,000. All of the Bank's financial instruments are held for risk management and not for trading purposes.

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

                                             December 31,
                                          __________________
                                            1999       1998
                                          _______     ______
                                             (In thousands)

     Standby letters of credit            $ 6,175     $ 6,477
     Commitments to extend credit          21,819      23,546

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

    At December 31, 1999 and 1998, commitments to purchase and sell securities for delayed delivery are summarized as follows:

                                                                    December 31,
                                                                ____________________
                                                                  1999        1998
                                                                ________     _______
                                                                   (In thousands)

     Commitments to purchase securities for delayed delivery    $      0     $     0
     Commitments to sell securities for delayed delivery               0      12,000


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

    The Bank's principal objective in holding derivative financial instruments is asset-liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank's interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank's asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps and caps.

    An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Interest rate swaps are used by the Bank to effectively convert floating-rate securities with a one-month LIBOR rate index to a five-year constant maturity treasury index.

    Interest rate caps and floors are option-like contracts that require the seller to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional principal amount. The Bank uses floors to protect CMO floaters and variable rate loans against a decline in rates. The Bank uses caps purchased to partially hedge against rising interest rates on their floating rate short-term borrowings and to uncap a portion of their floating rate CMO portfolio. They also use caps purchased matched with sold caps to raise, by 100 basis points, the cap on certain CMO floaters. These matches are also referred to as "corridors." The cost of the caps and floors are amortized straight-line over the life of these instruments. The income derived from these instruments is recorded on the accrual basis. The income and amortization from these instruments is recorded in net interest income and resulted in a reduction in net interest income of $223,217, $164,006, and $208,316 in 1999, 1998, and
    1997, respectively.

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

    The following table details various information regarding swaps, caps, floors and forward contracts used for purposes other than trading as of December 31, 1999:

                                                                                                       Weighted
                                                                                          Weighted      Average
                                                                         Weighted         Average      Repricing
                                 Notional  Carrying   Estimated        Average Rate       Years to     Frequency
                                  Amount     Value    Fair Value     Received   Paid     Expiration      (Days)
                                ________    ______    __________     ________   ______   __________    _________
                                      (Dollars in thousands)
    Swaps:
       Pay floating, receive                                          5 year   1 month
          floating              $ 20,000     $    0     $(103)         CMT      LIBOR       2.04            30

    Caps:
       Purchased                  62,000        211       302        0.0175%     N/A        1.15          30-90
       Sold                       10,000          0         0          N/A      0.00%        .13            30
                                ________     ______     _____
                                $ 92,000     $  211     $ 199
                                ________     ______     _____
                                ________     ______     _____

    Swaps, caps, and floors acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 1999, such swaps, caps, and floors were associated with the following asset or liability categories:

                                                            Notional Principal
                                                              Associated With
                                                        __________________________
                                            Notional      Fixed      Floating Rate
                                             Amount     Rate Loans     Securities
                                            ________    __________     ___________
                                                     (In thousands)
     Swaps:
        Pay floating, receive floating      $ 20,000     $     0        $ 20,000

     Caps:
        Purchased                             62,000      44,130          17,870
        Sold                                  10,000           0          10,000
                                            ________     _______        ________
                                            $ 92,000     $44,130        $ 47,870
                                            ________     _______        ________
                                            ________     _______        ________


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

    Deferred gains on early termination of interest rate swaps used to manage interest rate risk are $253,069, $132,834, and $229,221 as of December 31, 1999, 1998, and 1997, respectively, with related amortization into income of $150,043, $147,887, and $234,459 for the years ended December 31, 1997, respectively. Fiscal 1999 amounts are scheduled to be amortized into income in the following periods: $90,902 gain in 2000, $81,083 gain in 2001, and $81,083 gain in 2002.

    All of the Bank's derivative financial instruments are over-the-counter instruments and are not exchange traded. Market values are obtained from the counterparties to each instrument. The Bank only uses other commercial banks as a counterparty to their derivative activity. The Bank performs stress tests and other models to assess risk exposure.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the statement of condition, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance. The Company has not undertaken any steps to value any intangibles.

    The Company in estimating the fair value of its financial instruments used the following methods and assumptions:

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

         Off-balance-sheet instruments: Fair values of the Company's off-balance-sheet instruments (futures, forwards, swaps, caps, floors, and options written) are based on values obtained from counterparties, or other quotations received from third parties. The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature. As a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time. Because of this policy and the absence of any known credit exposure, the estimated value of the Company's loan commitments is nominal.

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

         Short-term borrowings: These borrowings may consist of federal funds purchased, securities sold under agreements to repurchase, floating rate borrowings from the Federal Home Loan Bank and the U.S. Treasury Tax and Loan account. Due to the short-term nature of these borrowings, fair values approximate carrying values.

         Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

                                                   At December 31, 1999      At December 31, 1998
                                                 _______________________    ______________________
                                                  Carrying    Estimated     Carrying     Estimated
                                                   Amount     Fair Value     Amount     Fair Value
                                                 _________    __________    ________    __________
                                                                  (In thousands)
    Assets:
      Cash and cash equivalents                   $ 12,888     $ 12,888     $ 26,831     $ 26,831
      Investment securities available for sale     157,874      157,874      164,019      164,019
      Accrued interest receivable                    5,663        5,663        4,521        4,521
      Loans, net                                   281,751      280,045      235,060      237,246
      Off-balance-sheet instruments                    211          198          501         (237)

    Liabilities:
      Deposits                                     326,751      327,353      326,645      327,774
      Short-term borrowing                          17,045       17,045           12           12
      Long-term debt                                65,729       65,968       55,847       56,000


21. UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY)

    FINANCIAL INFORMATION


                                 Statements of Condition
                                                           December 31,
                                                   ___________________________
                                                       1999            1998
                                                   ___________     ___________
    ASSETS:
       Cash on deposit                             $   502,355     $ 1,826,501
       Investment in subsidiaries                   56,133,015      55,337,773
       Investments available for sale                3,928,026       3,103,340
       Other assets                                  1,139,832       1,185,211
                                                   ___________     ___________
                                                   $61,703,228     $61,452,825
                                                   ___________     ___________
                                                   ___________     ___________
    LIABILITIES:
       Other liabilities                           $    32,417     $   884,737
    SHAREHOLDERS' EQUITY                            61,670,811      60,568,088
                                                   ___________     ___________
                                                   $61,703,228     $61,452,825
                                                   ___________     ___________
                                                   ___________     ___________


                                   Statements of Income
                                                              Year Ended December 31,
                                                     ________________________________________
                                                        1999           1998           1997
                                                     __________     __________     __________
    INCOME
       Dividend income, First United Security Bank   $2,991,994     $6,183,651     $5,526,531
       Interest income                                  179,103        137,654            496
       Investment securities gains (losses), net              0         24,797              0
                                                     __________     __________     __________
          Total income                                3,171,097      6,346,102      5,527,027

    EXPENSES                                            256,910        278,990        573,588
                                                     __________     __________     __________
    INCOME BEFORE EQUITY IN UNDISTRIBUTED
       INCOME OF SUBSIDIARIES                         2,914,187      6,067,112      4,953,439

    EQUITY IN UNDISTRIBUTED INCOME
       OF SUBSIDIARIES                                5,245,529      2,511,538      2,028,019
                                                     __________     __________     __________
    Net income                                       $8,159,716     $8,578,650     $6,981,458
                                                     __________     __________     __________
                                                     __________     __________     __________



                                      Statements of Cash Flows
                                                                     Year Ended December 31,
                                                          ___________________________________________
                                                              1999            1998            1997
                                                          ___________     ___________     ___________
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                         $ 8,159,716     $ 8,578,650     $ 6,981,458
       Adjustments to reconcile net income to net cash
       provided by operating activities:
          Undistributed income of subsidiaries             (5,245,529)     (2,511,538)     (2,028,019)
          (Increase) decrease in other assets                  45,379          41,538         548,541
          Increase (decrease) in other liabilities           (356,583)         85,864          36,876
                                                          ___________     ___________     ___________
             Net cash provided by operating activities      2,602,983       6,194,513       5,485,577
                                                          ___________     ___________     ___________

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of investment securities available for sale  (770,553)     (3,003,161)              0
                                                         ____________     ___________     ___________
             Net cash used in investing activities           (770,553)     (3,003,161)              0

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on other borrowings                       0               0      (3,004,000)
       Proceeds from sale of treasury stock                         0           3,251               0
       Proceeds from issuance of common stock                 509,437         160,299          16,380
       Cash dividends paid                                 (3,666,013)     (2,550,690)     (1,650,654)
                                                          ___________     ___________     ___________
             Net cash used in financing activities         (3,156,576)     (2,387,140)     (4,593,024)

    INCREASE IN CASH                                       (1,324,146)        804,212         892,553

    CASH AT BEGINNING OF YEAR                               1,826,501       1,022,289         129,736
                                                          ___________     ___________     ___________
    CASH AT END OF YEAR                                   $   502,355     $ 1,826,501     $ 1,022,289
                                                          ___________     ___________     ___________
                                                          ___________     ___________     ___________


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information called for in this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Election of Directors," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1999.

Item 11. Executive Compensation.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Executive Compensation and Benefits," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Voting Securities and Principal Stockholders," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1999.

Item 13. Certain Relationships and Related Transactions.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Certain Relationships and Related Transactions," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1999.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)1.  Financial Statements

                 Report of Independent Public Accountants.

                 Consolidated Statements of Condition, December 31, 1999 and 1998.

                 Consolidated Statements of Shareholders' Equity,
                 December 31, 1999, 1998, and 1997.

                 Consolidated Statements of Income, December 31, 1999, 1998, and 1997.

                 Consolidated Statements of Cash Flows, December 31, 1999, 1998, and 1997.

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

          (a)3.  Exhibits

                 (3)(a) Certificate of Incorporation of Bancshares
                        incorporated herein by reference to the Exhibits to Form 10-Q for the Quarter ended September 30, 1999.

                 (3)(b) Bylaws of Bancshares, incorporated herein by
                        reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

                (10)(a) The United Security Bancshares, Inc. Employee Stock
                        Ownership Plan, as amended dated January 1, 1992, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1992, file with the Commission in Washington, D.C., File No. 0-14549.

                (10)(b) Amendments to the United Security Bancshares, Inc.
                        Employee Stock Ownership Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1997.

                (10)(c) Employment Agreement dated January 1, 1999, between
                        Bancshares and R. Terry Phillips incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1998.

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

                (13) Bancshares' definitive proxy statement for 2000 annual meeting of shareholders, to be days after the end of the fiscal year ended December 31, 1999, furnished for the information of the Commission.

                (21)    List of Subsidiaries of Bancshares.

                (27)    Financial Data Schedule

          (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     UNITED SECURITY BANCSHARES, INC.

     By: /s/ R. Terry Phillips                          March 23, 2000
         _____________________
             R. Terry Phillips
             Its President and Chief
             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                             Date
_____________________        ______________________________    ______________


/s/ R. Terry Phillips        President, Chief Executive        March 23, 2000
________________________     Officer, and Director
    R. Terry Phillips        (Principal Executive Officer)


/s/ Larry M. Sellers         Treasurer (Principal Financial    March 23, 2000
________________________     Officer, Principal Accounting
    Larry M. Sellers         Officer)


/s/ Dan Barlow               Director                          March 23, 2000
________________________
    Dan Barlow


/s/ Linda Breedlove          Director                          March 23, 2000
________________________
    Linda Breedlove


/s/ Gerald P. Corgill        Director                          March 23, 2000
________________________
    Gerald P. Corgill


                             Director                          March 23, 2000
________________________
    Roy G. Cowan


/s/ Waynce C. Curtis         Director                          March 23, 2000
________________________
    Wayne C. Curtis


/s/ John C. Gordon           Director                          March 23, 2000
________________________
    John C. Gordon


/s/ William G. Harrison      Director                          March 23, 2000
________________________
    William G. Harrison


/s/ Fred L. Huggins          Director                          March 23, 2000
________________________
    Fred L. Huggins


/s/ Hardie B. Kimbrough      Director                          March 23, 2000
________________________
    Hardie B. Kimbrough


/s/ Jack W. Meigs            Director                          March 23, 2000
________________________
    Jack W. Meigs


/s/ James L. Miller          Director                          March 23, 2000
________________________
    James L. Miller


/s/ Ray Sheffield            Director                          March 23, 2000
________________________
    Ray Sheffield


/s/ James C. Stanley         Director                          March 23, 2000
________________________
    James C. Stanley


/s/ Clarence Watters         Director                          March 23, 2000
________________________
    Clarence Watters


/s/ Howard M. Whitted        Director                          March 23, 2000
________________________
    Howard M. Whitted


/s/ Bruce N. Wilson          Director                          March 23, 2000
________________________
    Bruce N. Wilson

                                 EXHIBIT 21

                            List of Subsidiaries

                Name                                Where Organized
                ____                                _______________
     First United Security Bank                         Alabama

     Acceptance Loan Company, Inc.                      Alabama

     First Security Courier Corporation                 Alabama

     FUSB Reinsurance, Inc.                             Arizona