Form 10-Q
period 2000-03-31
UNITED SECURITY BANCSHARES INC
filed 2000-05-11
CIK 717806

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 2000


                    Commission File Number:  0-14549

                    United Security Bancshares, Inc.
         (Exact name of registrant as specified in its charter)


          Delaware                           63-0843362
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

     131 West Front Street
      Post Office Box 249
       Thomasville, AL.                                  36784
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (334) 636-5424

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

               Class                    Outstanding at March 31,
                                                 2000
     Common Stock, $.01 par value            3,570,431 shares


             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES


                      PART I.  FINANCIAL INFORMATION

                                                                     Page

ITEM 1.   Financial Statements:


     Condensed Consolidated Statements of Financial Condition
       at March 31, 2000 (unaudited) and December 31, 1999            2

     Condensed Consolidated Statements of Income (Unaudited)
       for the three months ended March 31, 2000
       and 1999                                                       3

     Condensed Consolidated Statements of Cash Flows (unaudited)
       for the three months ended March 31, 2000 and 1999             4

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

Signatures


             UNITED SECURITY BANCSHARES, INC AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

               (Dollars in thousands, except per share data)


                                  ASSETS


                                     Mar. 31,         Dec. 31,
                                       2000             1999
                                            (Unaudited)

Cash and due from banks                 $ 10,503       $ 12,223
Interest-bearing deposits in banks           175            666
Federal Funds Sold                            26              0
Investment securities available for
  sale, at fair value                    154,572        157,874
Loans, net of allowances for loan
  losses of $5,688 and $5,579,
  respectively                           284,803        276,172
Premises and equipment                     9,422          9,541
Other assets                              19,951         20,123
  Total Assets                          $479,452       $476,599


Deposits                                $326,518       $326,751
Borrowings                                85,153         82,774
Other Liabilities                          5,485          5,404
  Total Liabilities                      417,156        414,929

Shareholders' Equity:
  Common stock, par value $.01 per
  share; 10,000,000 shares authorized;
  3,634,431 and 3,632,081 shares issued,
  respectively                                36            36
Surplus                                    8,769          8,728
Accumulated other comprehensive
  loss, net                               (2,397)        (1,753)
Retained earnings                         56,140         54,911
Less treasury stock-64,000 shares,
  at cost                                   (252)          (252)
Total Shareholders' Equity                62,296         61,670
  Total Liabilities and
    Shareholders' Equity                $479,452       $476,599


The accompanying notes are an integral part of these statements.



             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in thousands, except per share data)


                                             Three Months Ended
                                                  March 31,
                                              2000           1999
                                                  (Unaudited)
Interest Income:
  Interest and fees on loans                $9,155          $7,820
  Interest on securities                     2,806           2,798
    Total interest income                   11,961          10,618

Interest Expense:
  Interest on deposits                       3,014           3,020
  Interest on borrowings                     1,156             649
    Total interest expense                   4,170           3,669

Net Interest Income                          7,791           6,949

Provision for Loan Losses:                   1,126           1,014
  Net interest income after
    provision for loan losses                6,665           5,935

Noninterest Income:
  Service and other charges
    on deposit accounts                        514             462
  Other income                                 482             598
  Securities gains, net                          7             511
    Total noninterest income                 1,003           1,571

Noninterest Expense:
  Salaries and employee
     benefits                                 2,923          2,557
Occupancy expense                               304            266
Furniture and equipment
     expense                                    412            352
Other Expenses                                1,209          1,148
     Total noninterest
          expense                             4,848          4,323
Income before income taxes                    2,820          3,183
Provision for Income Taxes                      770            948
Net Income                                   $2,050         $2,235

Basic Net Income Per Share                     $.57           $.63
Diluted Net Income Per Share                   $.57           $.63
Dividends Per Share                            $.23           $.21

The accompanying notes are an integral part of these statements.




             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               (Dollars in thousands, except per share data)




                                                    Three Months Ended
                                                          March 31,
                                                     2000           1999
                                                         (Unaudited)

Cash Flows from Operating Activities
  Net Income                                         $2,050        $2,235
  Adjustments:
    Depreciation                                        302           226
    Amortization of premiums and discounts, net          53           391
    Amortization of intangibles                         180           175
    Provision for losses on loan                      1,126         1,014
    Gain on securities, net                              (7)         (511)
  Changes in assets and liabilities:
    Decrease (increase) in other assets                  (8)          245
    (Decrease) increase in other liabilities            467        (1,796)
      Total Adjustments                               2,113          (256)
       Net cash provided by operating activities      4,163         1,979

Cash Flows from Investing Activities:
  Proceeds from maturities/calls
    securities available for sale                    3,097         25,764
  Proceeds from sales of securities
     available for sale                                  0         21,010
  Purchase of property and equipment, net             (183)          (936)
  Purchase of securities available for sale           (871)       (61,869)
  Purchase of federal funds sold                       (26)             0
  Loan originations, net                            (9,757)        (1,119)
    Net cash used by investing activities           (7,740)       (17,150)

Cash Flows from Financing Activities:
  Decrease in customer deposits, net                  (233)        (2,487)
  Exercise of stock options                             41            132
   Dividends paid                                     (821)          (745)
   Increase in borrowings, net                       2,379          1,356
    Net cash provided by (used in)
     financing activities                            1,366         (1,744)
    Net decrease in cash and cash equivalents       (2,211)       (16,915)

Cash and Cash Equivalents, beginning of period      12,889         26,831

Cash and Cash Equivalents, end of period           $10,678         $9,916


The accompanying notes are an integral part of these statements.


              UNITED SECURITY BANCSHARES, INC AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   General

The accompanying unaudited condensed consolidated financial statements as of March 31, 2000, and 1999 include the accounts of United Security Bancshares, Inc. and its subsidiaries ("USB"). All significant intercompany transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operation for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2000. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1999, of USB. The accounting policies followed by USB are set forth in the summary of significant accounting policies in USB's December 31, 1999 consolidated financial statements.

2.   Net income per share.

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months period ended March 31, 2000 and 1999. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three month period ended March 31, 2000 and 1999, was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the net income per share calculations for the three-month period ended March 31, 2000 and 1999:

                                                     Weighted
                                          Net        Average    Net Income
     For the Three Months Ended          Income       Shares     Per Share


March 31, 2000 ($ in thousands):
     Net income                          $2,050
     Basic net income per share:
          Income available to
          common shareholders             2,050     3,570,314      $.57

Dilutive securities:                          0        11,108

Dilutive net income per share:           $2,050     3,581,422      $.57

                                                    Weighted
                                          Net        Average    Net Income
     For the Three Months Ended          Income       Shares     Per Share


March 31, 1999 ($ in thousands):
     Net income                          $2,235
     Basic net income per share:




       Income available to common
       shareholders                       2,235     3,550,841      $.63
Dilutive securities:                          0        23,028
Dilutive net income per share:           $2,235     3,573,869      $.63


3.   COMPREHENSIVE INCOME

USB adopted Statement of Financial Accounting Standards ("SFAS")
No. 130 effective January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

The Company has classified its securities as available for sale in accordance with SFAS No. 115. For the three month period ended March 31, 2000, the net unrealized loss on these securities increased by $.6 million. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three month period ended March 31, 2000 and 1999, the Company recognized a corresponding adjustment in the net unrealized income (loss) component of equity.

Since accumulated other comprehensive income (loss) is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized loss serves to increase or decrease comprehensive income. The following table represents comprehensive loss for the three months ended March 31, 2000 and 1999:

                                               Three Months
                                                  Ended
                                                 March 31,
                                              2000      1999

Net income                                   $2,050    $2,235

Other comprehensive income,
     net of tax:
     Unrealized gain (loss)
       on securities                           (644)    1,607

Comprehensive income                         $1,406    $3,842


4.   MARKET RISK

There have been no material changes in reported market risks since year-end.


5.   RECENT ACCOUNTING PRONOUNCEMENTS

During 1999, USB adopted Statements of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services; payroll and payroll related costs for employees directly associated; and interests costs during development of computer software for internal use (planning and preliminary costs should be expensed). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. The implementation of this statement did not have a material effect on the consolidated financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally record at fair value all derivatives and to document, designate, and assess the effectiveness of transactions that receive hedge accounting. During 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Standard 133. SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Presently, USB has not yet quantified the effect adoption will have on its consolidated financial statements.


6.   SEGMENT REPORTING

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries, First United Security Bank ("FUSB") and Acceptance Loan Company ("ALC"). The accounting policies for each segment are the same as those used by the Company as described in Note 2, Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:


 For the three
 months ended
 March 31,                                           Elimina-
 2000:               FUSB      ALC     All Other      tions      Consolidated
                                     (in thousands)

Total interest
  income             $9,397   $4,185         $65     $(1,686)       $11,961
Total interest
  expense             4,170    1,686           0      (1,686)         4,170
Net interest
   income            $5,227   $2,499         $65          $0         $7,791
  Provision for
   loan losses            0    1,126           0           0          1,126
  Total noninterest
   income after
   provision          5,227    1,373          65           0          6,665
  Total noninterest
   income               804      196       2,069      (2,066)         1,003
Total noninterest
   expense            2,973    1,788          87           0          4,848
  Income (loss)
   before income
   taxes (tax
   benefit)           3,058     (219)      2,047      (2,066)         2,820
  Provision for
   income taxes
   (tax benefit)        856      (85)         (1)          0            770

 Net income
    (loss)           $2,202    $(134)     $2,048     $(2,066)      $  2,050


Other significant
 items:
  Total assets     $472,845   $77,418    $62,343   $(133,154)      $479,452
  Total investment
   securities       150,754         0      3,818           0        154,572


  Total loans       290,681    74,780          0     (75,494)      290,491
  Investment in
   wholly-owned
   subsidiaries       1,616         0     56,760     (58,376)            0
  Total interest
   income from
   external
   customers          7,711     4,185         65           0        11,961
  Total interest
   income from
   affiliates         1,686         0          0      (1,686)            0


 For the three
 months ended
 March 31,                                            Elimina-
 1999:               FUSB       ALC    All Other       tions     Consolidated
                                     (in thousands)

  Total interest
   income           $8,014     $3,860     $2,290     $(3,546)      $10,618
  Total interest
   expense           3,669      1,312          0       1,312         3,669
  Net interest
   income            4,345      2,548      2,290      (2,234)        6,949
  Provision for
   loan losses          70        944          0           0         1,014
  Net interest
   income after
   provision         4,275      1,604      2,290       (2,234)       5,935
  Total noninterest
   income            1,291        303          6          (29)       1,571
  Total noninterest
   expense           2,901      1,366         61            5        4,323
  Income (loss)
   before income
   taxes (tax
   benefit)          2,665        541      2,235       (2,258)       3,183
  Provision for
   income taxes
   (tax benefit        737        211          0            0          948
  Net income
  (loss)            $1,928       $330     $2,235      $(2,258)      $2,235



Other significant
 items:
  Total assets    $437,139    $69,549    $61,924    $(121,059)    $447,553
  Total investment
   securities      173,145          0      2,814            0      175,959
  Total loans,
   net             234,428     65,899          0      (65,162)     235,165
  Investment in
   wholly-owned
   subsidiaries      1,566          0     55,604      (57,170)           0
  Total interest
   income from
   external
   customers         6,726      3,860         32             0      10,618
  Total interest
   income from
   affiliates        1,312          0          0        (1,312)          0



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

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital as of March 31, 2000 and December 31,
1999; while comparing income for the three months period ended
March 31, 2000, to income for the three months period ended March
31, 1999.

All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

COMPARING THE THREE MONTHS ENDED MARCH 31, 2000, TO THE THREE
MONTHS ENDED MARCH 31, 1999:

Net income decreased $185,000, or 8.3%, resulting in a decrease in basic net income per share to $.57.

The increase in interest income was due primarily to an increase in interest on loans. This increase is due to an increase in the average loans outstanding.

The $525,000, or 12.1%, increase in noninterest expense was primarily attributed to increases in salaries and employee benefits expenses of $366,000, or 14.3% and an increase in other noninterest expenses of $61,000, or 5.3%. A significant portion of the increase in salaries and employee benefits expenses is associated with the costs of adding offices to the Acceptance Loan Company, a wholly owned subsidiary of First United Security Bank.

COMPARING THE MARCH 31,2000 STATEMENT OF FINANCIAL CONDITION TO
DECEMBER 31, 1999

In comparing the financial condition at December 31, 1999 to March 31, 2000, the liquidity and capital resources did not materially change during the period. Total assets increased $2.9 million to $479.5 million, while liabilities increase $2.2 million to $417.2 million. Retained earnings increased $1.2 million, or 2.2%, due to earnings in excess of dividends paid during the period. This change, net of an increase of $.6 million in accumulated other comprehensive loss on available for sale securities, increased shareholders' equity by $.6 million to $62.3 million.



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

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2000 and December 31, 1999, United
Security and the Bank were in compliance with all regulatory capital requirements.

Management is not aware of any condition that currently exists that would have any adverse effects on the liquidity, capital resources, or operations of United Security. However, United Security is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of United Security.

YEAR 2000 ISSUES

The Company has not experienced any material effects as a result of the Year 2000 issues. However, there may be situations where third party commercial lending customers or vendors could be adversely affected by the Year 2000 issue. If problems do materialize with commercial lending customers or vendors, the customers' ability to repay borrowings to the Company or vendors' abilities to provide service could be affected. Management currently believes that the risk of detrimental impact on the Company's results of operations and financial position because of the Year 2000 issues is low.

                       PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a.) Exhibit 27 is filed with this report.

                              SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.


DATE: MAY 10, 2000


BY:  /s/Larry M. Sellers
     Its Vice-President, Secretary, and Treasurer
     (Duly Authorized Officer and Principal Financial Officer)