Form 10-Q
period 2000-06-30
UNITED SECURITY BANCSHARES INC
filed 2000-08-11
CIK 717806

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 2000


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

               Class                    Outstanding at June 30, 2000
     Common Stock, $.01 par value            3,570,431 shares

             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES


                      PART I.  FINANCIAL INFORMATION

                                                                     Page

ITEM 1.   Financial Statements:


     Condensed Consolidated Statements of Financial Condition
       at June 30, 2000 (Unaudited) and December 31, 1999             3

     Condensed Consolidated Statements of Income (Unaudited)
       for the three and six months ended June 30, 2000 and 1999      4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the six months ended June 30, 2000 and 1999                5

     The Condensed Consolidated Financial Statements furnished
       have not been audited by independent public accountants,
       but reflect, in the opinion management, all adjustments
       necessary for a fair presentation of financial condition
       and the results of operations for the periods presented        6

ITEM 2.   Management's discussion and Analysis of financial
            condition and results of operations                      12


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                           14

Signature Page                                                       15

Signatures


             UNITED SECURITY BANCSHARES, INC AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

               (Dollars in thousands, except per share data)


                                  ASSETS

                                       June 30,       Dec. 31,
                                        2000            1999
                                     (Unaudited)

Cash and due from banks                 $11,408        $12,223
Interest-bearing deposits in banks          179            666
Federal Funds Sold                        6,259              0
Trading securities                        3,739              0
Investment securities available for
  sale, at fair value                   151,535        157,874
Loans, net of allowance for loan
  losses of $5,783 and $5,579,
  respectively                          291,151        276,172
Premises and equipment, net               9,146          9,541
Other assets                             20,980         20,123
  Total Assets                         $494,397       $476,599


                   LIABILITIES AND SHAREHOLDERS' EQUITY


Deposits                               $334,885       $326,751
Borrowings                               90,677         82,774
Other Liabilities                         5,545          5,404
  Total Liabilities                     431,107        414,929

Shareholders' Equity:
  Common stock, par value $.01 per
  share; 10,000,000 shares authorized;
  3,634,431 and 3,622,081 shares issued,
  respectively                               36             36
Surplus                                   8,769          8,728
Accumulated other comprehensive
  income (loss)                          (2,381)        (1,753)
Retained earnings                        57,118         54,911
Less treasury stock-64,000 shares,
  at cost                                  (252)          (252)
  Total Shareholders' Equity             63,290         61,670
  Total Liabilities and
    Shareholders' Equity               $494,397       $476,599


The accompanying notes are an integral part of these statements.

             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in thousands, except per share data)

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                             2000        1999     2000         1999
                               (Unaudited)           (Unaudited)
Interest Income:
  Interest and fees on loans  $9,059    $8,319    $18,213   $16,139
  Interest on securities       2,855     2,713      5,662     5,511
    Total interest income     11,914    11,032     23,875    21,650

Interest Expense:
  Interest on deposits         3,186     3,046      6,201     6,066
  Interest on borrowings       1,238       670      2,394     1,319
    Total interest expense     4,424     3,716      8,595     7,385

Net Interest Income            7,490     7,316     15,280    14,265

Provision for Loan Losses:     1,530       837      2,656     1,851
  Net interest income after
    provision for loan losses  5,960     6,479     12,624    12,414

Noninterest Income:
  Service and other charges
    on deposit accounts          559       495      1,078       957
  Other income                 2,157       638      2,635     1,236
  Securities gains                80         8         87       519
    Total noninterest income   2,796     1,141      3,800     2,712

Noninterest Expenses:
  Salaries and employee
     benefits                  2,793     2,716      5,716     5,273
Occupancy expense                342       268        646       534
Furniture and equipment
     expense                     429       355        841       707
Other Expenses                 2,761     1,333      3,970     2,481
     Total noninterest
          expense              6,325     4,672     11,173     8,995
Income before income taxes     2,431     2,948      5,251     6,131
Provision for Income Taxes       632       899      1,402     1,847
Net Income                    $1,799    $2,049     $3,849    $4,284

Basic Net Income Per Share      $.50      $.58      $1.08     $1.20
Diluted Net Income Per Share    $.50      $.57      $1.07     $1.20
Dividends Per Share             $.23      $.21      $0.46     $0.42


     The accompanying notes are an integral part of these statements.

             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               (Dollars in thousands, except per share data)


                                                 Six Months Ended
                                                     June 30,
                                                2000          1999
                                                    (Unaudited)

Cash Flows from Operating Activities
  Net Income                                    $3,849       $4,284
  Adjustments:
    Depreciation                                   635          453
    Amortization of premiums and discounts, net     53          766
    Amortization of intangibles                    361          353
    Provision for losses on loans                2,656        1,851
    Gain on sale of securities, net                (87)        (519)
    Changes in assets and liabilities:
    Increase in other assets                    (1,218)      (4,210)
    Increase (decrease) in other liabilities       516       (3,196)
     Total Adjustments                           2,916       (4,502)
       Net cash (used in) provided by operating
          activities                             6,765         (218)
Cash Flows from Investing Activities:
  Proceeds from maturities/calls/sales and
   paydowns of securities available for sale     7,380       90,667
  Purchase of property and equipment, net         (240)      (1,637)
  Purchase of securities available for sale    (12,008)     (90,345)
  Loan (originations) and principal repayments,
   net                                         (17,635)     (22,331)
    Net cash used by investing activities      (22,503)     (23,646)

Cash Flows from Financing Activities:
  Increase in customer deposits, net             8,134        2,488
  Exercise of stock options                         41          206
  Dividends paid                                (1,642)      (1,493)
  Increase in borrowings                         7,903       12,309
    Net cash provided by financing activities   14,436       13,510
    Net decrease in cash and cash equivalents   (1,302)     (10,354)

Cash and Cash Equivalents, beginning of period  12,889       26,831

Cash and Cash Equivalents, end of period       $11,587      $16,477


The accompanying notes are an integral part of these statements.

             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

The accompanying unaudited condensed consolidated financial statements as of June 30, 2000, and 1999 include the accounts of United Security Bancshares, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2000. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1999, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 1999 consolidated financial statements.

2.   Net income per share.

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six month periods ended June 30, 2000 and 1999. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and six month periods ended June 30, 2000 and 1999, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the net income per share calculations for the three and six months periods ended June 30, 2000 and 1999:

                                                          Net Income
     For the Three Months Ended    Income      Shares      Per Share

June 30, 2000 ($ in thousands):
     Net income                    $1,799
     Basic net income per share:
          Income available to
          common shareholders       1,799      3,570,331      $.50
Dilutive securities:
     Stock option                       0         11,590
Dilutive net income per share:
     Income available to common
      shareholders plus assumed
      conversions                  $1,799      3,581,921      $.50



June 30, 1999 ($ in thousands):
     Net income                    $2,049
     Basic net income per share:
       Income available to common
       shareholders                 2,049      3,557,525      $.58
Dilutive securities:
     Stock option                       0         27,245
Dilutive net income per share:
     Income available to common
      shareholders plus assumed
      conversions                  $2,049      3,584,770      $.57

                                                           Net Income
     For the Six Months Ended      Income        Shares     Per Share

June 30, 2000:
     Net Income                    $3,849
     Basic net income per share:
       Income available to common
        shareholders                3,849      3,569,931     $1.08
Dilutive securities:
     Stock option                       0         11,518
Dilutive net income per share:
     Income available to common
       shareholders plus assumed
       conversions                 $3,849      3,581,449     $1.07

June 30,1999 ($ in thousands):
     Net income                    $4,284
     Basic net income per share:
       Income available to common
          shareholders              4,284      3,555,367     $1.20
Dilutive securities:
     Stock option                       0         27,256
     Dilutive net income per share:
       Income available to common
        shareholders plus assumed
        conversions                $4,284      3,582,623     $1.20


3.   COMPREHENSIVE INCOME

The Company has classified its securities as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. For the six month period ended June 30, 2000, the net unrealized loss on these securities increased by $.6 million. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three-month and six-month periods ended June 30, 2000 and 1999, the Company recognized corresponding adjustments in the net unrealized gain component of equity.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three and six-month periods ended June 30, 2000 and 1999:


                                Three Months         Six Months
                                   Ended               Ended
                                  June 30,            June 30,
                               2000      1999      2000      1999

Net income                    $1,799    $2,049    $3,849    $4,284
Other comprehensive income,
     net of tax:
     Unrealized gain (loss)
       on securities              16    (1,984)     (628)   (3,199)

Comprehensive income          $1,815       $65    $3,221    $1,085


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

                                                 Elimina-
                      FUSB    ALC   All Other     tions     Consolidated

For the three
 months ended
 June 30,
 2000:
  Net interest
   income            $5,412   $2,015   $1,705    $(1,642)       $7,490
  Provision for
   loan losses           73    1,457        0          0         1,530
  Total noninterest
   income             1,009      222    1,798       (233)        2,796
  Total noninterest
   expense            2,922    1,737    1,675         (9)        6,325
  Income (loss)
   before
   income taxes
   (tax benefit)      3,426     (957)   1,828     (1,866)        2,431
  Provision for
   income taxes
   (tax benefit)        976     (373)      29          0           632
  Net income
   (loss)            $2,450    $(584)  $1,799    $(1,866)       $1,799


For the six
 months ended
 June 30,
 2000:
  Net Interest
   Income           $10,639   $4,514   $1,770   $(1,643)      $15,280
  Provision for
   loan losses           73    2,583        0         0         2,656
  Total noninterest
   income             1,813      419    3,867    (2,299)        3,800
  Total noninterest
   expense            5,895    3,525    1,762        (9)       11,173
 Income (loss)
   before income
   taxes (tax
   benefit)           6,484   (1,175)   3,875    (3,933)        5,251
  Provision for
   income taxes
   (tax benefit)      1,833     (459)      28         0         1,402
  Net income
   (loss)            $4,651    $(716)  $3,847   $(3,933)       $3,849


                                                  Elimina-
                       FUSB     ALC  All Other     tions    Consolidated

Other significant
 items:
  Total assets,
   June 30,
   2000            $488,350  $76,706  $64,863  $(135,522)     $494,397
  Total
   investment
   securities       147,894        0    3,641          0       151,535
  Total loans       295,382   71,843        0    (76,074)      291,151
  Total interest
   income from
   external
   customers, six
   months ended
   June 30, 2000    15,750     7,997      128          0        23,875
  Total interest
   income from
   affiliates,
   six months
   ended June 30,
   2000              3,483         0        0     (3,483)           0
  Investment in
   wholly owned
   subsidiaries      1,616         0   58,271    (59,887)           0

For the three
 months ended
 June 30,
 1999:
  Net interest
   income           $4,580    $2,697     $766      $(727)      $7,316
  Provision for
   loan losses          40       797        0          0          837
  Total noninterest
   income              837       277    1,346      (1,319)      1,141
  Total noninterest
   expense           2,982     1,579      114          (3)      4,672
  Income (loss)
   before income
   taxes
   (tax benefit)     2,395       598    1,998       (2,043)     2,948
  Provision for
   income taxes
   (tax benefit)       668       233       (2)           0        899
  Net income
   (loss)           $1,727      $365   $2,000      $(2,043)    $2,049


For the six
 months ended
 June 30,
 1999:
  Net Interest
   Income          $8,925      $5,245  $1,532      $(1,437)    $14,265
  Provision for
   loan losses        110       1,741       0            0       1,851
  Total noninterest
   income           2,128         580   2,870       (2,866)      2,712
  Total noninterest
   expense          5,883       2,945     175           (8)      8,995


                                                     Elimina-
                      FUSB      ALC    All Other      tions   Consolidated

  Income (loss)
   before
   income taxes
   (tax benefit)    5,060       1,139    4,227      (4,295)      6,131
  Provision for
   income taxes
   (tax benefit)    1,405         444       (2)          0       1,847
  Net income
   (loss)          $3,655        $695   $4,229     $(4,295)     $4,284

Other significant
 items:
  Total assets,
   June 30,
   1999          $456,289     $75,806  $61,329   $(129,771)   $463,653
  Total interest
   income from
   external cus-
   tomers, six
   months ended
   June 30,
   1999            13,620       7,970       60           0      21,650
  Total interest
   income from
   affiliates,
   six months
   ended June
   30, 1999         2,720           0         0      (2,720)         0


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

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the six month period ended June 30, 2000 to year-end 1999; while comparing income for the three and six month periods ended June 30, 2000, to income for the three and six month periods ended June 30, 1999.

All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

COMPARING THE THREE MONTHS ENDED JUNE 30, 2000, TO THE THREE MONTHS ENDED JUNE 30, 1999:

The increase in interest income was due to increases in interest on loans. This increase is due to both an increase in the average loans outstanding and an increase in the average yield.

The increase in noninterest income of $1.7 million and noninterest expense of $1.6 million during the quarter related to the creation of a new entity, FUSB Reinsurance Inc., which specializes in reinsuring life, accident, and health insurance originated at ALC and FUSB.

Net income decreased $250,000, or 12.2%, resulting in a decrease of basic net income per share to $.50. This was due to the factors discussed above and an increase in the provision for loan losses of $693,000 resulting from charge-offs at one of the Acceptance Loan Company ("ALC") branches, the Company's consumer finance subsidiary, as well as continued growth at ALC and management's analysis of ALC's portfolio.

COMPARING THE SIX MONTHS ENDED JUNE 30, 2000, TO THE SIX MONTHS ENDED JUNE 30, 1999

Net income decreased $435,000, or 10.1%, thus decreasing net income per share to $1.08 from $1.20. The decrease is primarily attributable to an $1.2 million, or 16.4% increase in interest expense and a $2.2 million, or 24.5% increase in noninterest expense with a $805,000 increase in the provision for loan losses. The increase in the provision for loan losses was a result of the charge-off discussed above and the continued growth in ALC and further analysis of ALC's portfolio. The allowance for loan losses reflects management's estimates, which take into account historical experience, the amount of nonperforming assets and general economic conditions. The increase in interest income was due to increases in interest on loans. This increase is due both to an increase in the average loans outstanding and an increase in the average yield. The increase in noninterest income and expense was primarily attributed to the creation of a new entity discussed above.

COMPARING THE JUNE 30, 2000, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31,
1999

In comparing financial condition at December 31, 1999, to June 30, 2000, liquidity and capital resources did not materially change during the period. Total assets, increased $17.8 million to $494.4 million, while liabilities increased $16.2 million to $431.1 million. Retained earnings increased $2.2 million, or 4.0%, due to earnings in excess of dividends paid during the period. This change and a decrease of $627,000 in accumulated other comprehensive income increased shareholders' equity by $1.6 million to $63.3 million.


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

The Bank is required to maintain certain levels of regulatory capital. At June 30, 2000 and December 31, 1999, United Security and the Bank were in compliance with all regulatory capital requirements.

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


DATE: AUGUST 11, 2000


BY:  /s/ Larry M. Sellers
     Its Vice-President, Secretary, and Treasurer
     (Duly Authorized Officer and Principal Financial Officer)