Form 10-Q
period 2000-09-30
UNITED SECURITY BANCSHARES INC
filed 2000-11-13
CIK 717806

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2000


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


          Class                             Outstanding at October 31, 2000
Common Stock, $.01 par value                      3,570,431 shares


UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                  Page

PART I.    FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS:



CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT SEPTEMBER  30, 2000 AND DECEMBER 31, 1999                         3


CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30,
1999                                                                 4


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                        5


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 6


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


SIGNATURES




             UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

               (Dollars in thousands, except per share data)


ASSETS

                                            September 30,     December 31,
                                                2000              1999
                                             (Unaudited)


CASH AND DUE FROM BANKS                      $   12,265       $   12,223

INTEREST-BEARING DEPOSITS IN BANKS                6,611              666

FEDERAL FUNDS SOLD                                  200                0

INVESTMENT SECURITIES AVAILABLE FOR SALE,
at fair value                                   149,643          157,874

LOANS, net of allowances for loan losses
of $5,911 and $5,579, respectively              297,318          276,172

PREMISES AND EQUIPMENT, net                       8,915            9,541

OTHER ASSETS                                     20,769           20,123

Total assets                                  $ 495,721        $ 476,599



LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS                                      $ 334,410        $ 326,751

BORROWINGS                                       89,249           82,774

OTHER LIABILITIES                                 6,741            5,404

Total liabilities                               430,400          414,929



SHAREHOLDERS' EQUITY:

Common stock, par value $.01 per share;
10,000,000 shares authorized; 3,634,431
and 3,632,081 shares issued, respectively            36               36

Surplus                                           8,769            8,728

Accumulated other comprehensive income (loss)    (1,344)          (1,753)

Retained earnings                                58,112           54,911

Less treasury stock-64,000 shares, at cost         (252)            (252)

Total shareholders' equity                       65,321           61,670

Total liabilities and shareholders' equity    $ 495,721        $ 476,599


The accompanying notes are an integral part of these statements.



                 UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)


                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                      2000      1999        2000     1999
                                        (Unaudited)          (Unaudited)

INTEREST INCOME:

Interest and fees on loans          $ 9,323   $ 8,664    $ 27,536   $24,803
Interest on securities                2,839     2,804       8,500     8,315
     Total interest income           12,162    11,468      36,036    33,118

INTEREST EXPENSE:

Interest on deposits                  3,455     3,079       9,656     9,145
Interest on borrowings                1,332       879       3,726     2,198
     Total interest expense           4,787     3,958      13,382    11,343

NET INTEREST INCOME                   7,375     7,510      22,654    21,775

PROVISION FOR LOAN LOSSES             1,631       918       4,287     2,769
Net interest income after provision
  for loan losses                     5,744     6,592      18,367    19,006

NONINTEREST INCOME:

Service and other charges on
  deposit accounts                      580       538       1,658     1,495
Other income                            240       507       1,827     1,743
Securities gains                         71         5         159       524
     Total noninterest income           891     1,050       3,644     3,762

NONINTEREST EXPENSES:

Salaries and employee benefits        2,819     2,753       8,535     8,026
Occupancy expense                       344       348         991       882
Furniture and equipment expense         397       382       1,238     1,089
Other expenses                          869     1,209       3,791     3,690
     Total noninterest expense        4,429     4,692      14,555    13,687

Income before income taxes            2,206     2,950       7,456     9,081

PROVISION FOR INCOME TAXES              391       848       1,792     2,695

NET INCOME                         $  1,815  $  2,102    $  5,664  $  6,386

BASIC NET INCOME PER SHARE             $.51      $.59       $1.59     $1.79
DILUTED NET INCOME PER SHARE           $.51      $.58       $1.58     $1.78
DIVIDENDS PER SHARE                    $.23      $.21       $ .69     $ .63

The accompanying notes are an integral part of these statements.



              UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Dollars in thousands, except per share data)


                                                 Nine Months Ended
                                                   September 30,
                                                   2000      1999
                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  5,664    $  6,386
Adjustments:
  Depreciation                                       927         735
  Amortization of premiums and discounts, net        103         913
  Amortization of intangibles                        292         536
  Provision for losses on loans                    4,287       2,769
  Gain on sale of securities, net                   (159)       (524)
  Changes in assets and liabilities:
    Increase in other assets                        (938)     (4,733)
    Increase in other liabilities                  2,400       2,614
      Total adjustments                            6,912       2,310
      Net cash provided by operating activities   12,576       8,696

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities/call and paydowns
  of securities available for sale                10,723      45,642
Proceeds from sales of securities                  4,330      52,501
Purchase of property and equipment, net             (301)     (2,245)
Purchase of securities available for sale         (7,620)   (105,910)
Loan (originations) and principal re-
  payments, net                                  (25,433)    (32,223)
     Net cash used by investing activities       (18,301)    (42,235)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase(decrease) in customer deposits, net       7,659      (1,935)
Exercise of stock options                             41         348
Dividends paid                                    (2,463)     (2,242)
Increase in borrowings                             6,475      22,486
     Net cash provided by financing activities    11,712      18,657
     Net increase(decrease) in cash and cash
       equivalents                                 5,987     (14,882)

CASH AND CASH EQUIVALENTS, beginning of period    12,889      26,831
CASH AND CASH EQUIVALENTS, end of period          18,876      11,949



The accompanying notes are an integral part of these statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The accompanying unaudited condensed consolidated financial statements as of September 30, 2000 and 1999 include the accounts of United Security Bancshares, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2000. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1999, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 1999, consolidated financial statements.

2.  NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month periods ended September 30, 2000, and 1999. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and nine month periods ended September 30, 2000, and 1999, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.


The following table represents the net income per share calculations for the three and nine months period ended September 30, 2000, and 1999:

                                                              Net Income
       For the Three Months Ended       Income     Shares      Per Share

September 30, 2000 ($ in thousands):
  Net income                           $1,815
  Basic net income per share:
    Income available to common
      shareholders                      1,815    3,570,331       $.51
Dilutive securities:
  Stock options                             0       11,174
Dilutive net income per share:
  Income available to common
    shareholders plus assumed
    conversions                         1,815    3,581,505       $.51

September 30, 1999:
  Net income                            2,102
  Basic net income per share:
    Income available to common
      shareholders                      2,102    3,566,667       $.59
  Dilutive securities:
    Stock option                            0       28,814
  Dilutive net income per share:
    Income available to common
      shareholders plus assumed
      conversions                      $2,102    3,595,481       $.58


                                                               Net Income
        For the Nine Months Ended       Income     Shares      Per Share

September 30, 2000 ($ in thousands):
  Net income                            $5,664
  Basic net income per share:
    Income available to common
      shareholders                       5,664   3,570,064      $1.59
  Dilutive securities:
    Stock option                             0      11,159
Dilutive net income per share:
  Income available to common
    shareholders plus assumed
    conversions                         $5,664   3,581,223      $1.58

September 30, 1999:
  Net income                            $6,386
  Basic net income per share:
    Income available to common
      shareholders                       6,386   3,559,133      $1.79
Dilutive securities:
  Stock option                               0      28,843
Dilutive net income per share:
  Income available to common
    shareholders plus assumed
    conversions                         $6,386   3,587,976      $1.78


3.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period.
Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders equity, net of income tax effect. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income and its changes for the three and nine month periods ended September 30, 2000, and 1999:

                                   Three Months       Nine Months
                                       Ended             Ended
                                   September 30,      September 30,
                                   2000    1999        2000   1999

Net income                       $ 1,815  $ 2,102   $ 5,664   $ 6,386
Other comprehensive income,
  net of tax:
    Unrealized gain (loss)
    on securities                  1,037   (1,939)      409    (3,923)
Comprehensive income              $2,852   $  163    $6,073    $2,463



4. MARKET RISK

There have been no material changes in reported market risks since year-end.


5. PENDING ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statment No. 133, which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No 133. Substantially all of the current derivative portfolio will qualify under SFAS No. 133 for cash flow or fair value hedge accounting treatment. The implementation of SFAS No. 133, as amended, is not expected to have a material effect on the Company's consolidated financial position or consolidated results of operations.

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

                                                        Elimi-   Consoli-
                         FUSB      ALC     All Other   nations    dated

For the three months
 ended September 30,
 2000:
  Net interest income $  5,429  $  1,882    $  885     $  (821)  $  7,375
  Provision for
   loan losses              21     1,610         0           0      1,631
  Total noninterest
   income                1,127       190     1,293      (1,719)       891
  Total noninterest
   expense               2,895     1,755       300        (521)     4,429
  Income before
   income taxes          3,640    (1,293)    1,878      (2,019)     2,206
  Provision for
   income taxes            889      (504)        6           0        391
  Net income          $  2,751  $   (789)   $1,872     $(2,019)    $1,815

For the nine months
 ended September 30,
 2000:
  Net interest
   income             $ 16,067  $  6,396    $ 2,655    $(2,464)  $ 22,654
  Provision for
   loan losses              94     4,193          0          0      4,287
  Total noninterest
   income                2,752       609      4,286     (4,003)     3,644
  Total noninterest
   expense               8,793     5,280      1,041       (559)    14,555
  Income before
   income taxes          9,932    (2,468)     5,900     (5,908)     7,456
  Provision for
   income taxes          2,721      (963)        34          0      1,792
  Net income          $  7,211  $ (1,505)   $ 5,866    $(5,908)   $ 5,664
Other significant
 items:
  Total assets,
   September 30,
   2000               $491,164  $ 75,808    $67,103  $(138,354)  $495,721
  Total investment
   securities          145,908         0      3,735          0    149,643
  Total loans          302,477    71,199          0    (76,358)   297,318
  Total interest
   income from
   external
   customers,
   nine months
   ended
   September 30,
   2000                 23,319    11,751        966           0   36,036
  Total interest
   income from
   affiliates,
   nine months
   ended Septem-
   ber 30, 2000          5,355         0          0      (5,355)       0
Investment in wholly
  owned subsidiary       2,050         0     61,312     (63,362)       0



                                              All      Elimina-   Consol-
                        FUSB      ALC        Other      tions     idated

For the three months
 ended September 30,
 1999:
Net interest income     $ 4,854   $ 2,634     $  827      $ (805) $ 7,510
Provision for loan
   losses                     0       918          0           0      918
Total noninterest income    796       248      1,379      (1,373)   1,050
Total noninterest expense 2,903     1,747         47          (5)   4,692
Income before income
  taxes                   2,747       217      2,159      (2,173)   2,950
Provision for income
  taxes                     760        86          2           0      848
Net income              $ 1,987   $   131     $2,157     $(2,173) $ 2,102

For the nine months
 ended September 30,
 1999:
Net interest income     $13,779   $ 7,879     $2,359     $(2,242) $21,775
Provision for loan
  losses                    110     2,659          0           0    2,769
Total noninterest income  2,924       828      4,249      (4,239)   3,762
Total noninterest expense 8,786     4,692        222         (13)  13,687
Income before income
  taxes                   7,807     1,356      6,386      (6,468)   9,081
Provision for income
  taxes                   2,165       530          0           0    2,695
Net income              $ 5,642    $  826     $6,386     $(6,468)  $6,386

Other significant items:
Total assets,
September 30, 1999     $464,777  $ 76,919   $ 61,371   $(131,404) $471,663
Total interest income
from external customers,
nine months ended
September 30, 1999     $ 18,608  $ 12,151   $  2,359   $       0  $ 33,118
Total interest income
from affiliates, nine
months ended
September 30, 1999     $  4,272  $      0   $      0   $  (4,272) $      0


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

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the nine months ended September 30, 2000 to year-end 1999; while comparing income and expense for the three and nine month periods ended September 30, 2000, to income and expense for the three and nine month periods ended September 30, 1999.

All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

COMPARING THE THREE MONTHS ENDED SEPTEMBER 30, 2000, TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

The increase in interest income was due to both an increase in the average loans outstanding and an increase in the average yield.

The increase in interest expense was due to both an increase in the average deposit and borrowing balances outstanding and an increase in the average rate paid on interest bearing liabilities.

Net income decreased $287,000, or 13.7%, resulting in a decrease of basic net income per share to $.51. This was due to the increase in interest expense discussed above and an increase in the provision for loan losses of $713,000, as described below.

COMPARING THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

The increase in interest income was due to both an increase in the average loans outstanding and an increase in the average yield.

The increase in interest expense was due to both an increase in the average deposit and borrowing balances outstanding and an increase in the average rate paid on interest bearing liabilities.

Net income decreased $722,000, or 11.3%, thus decreasing basic net income per share to $1.59. The decrease is primarily attributable to a $1.5 million, or 54.8% increase in the provision for loan losses. The allowance for loan losses reflects management's estimates, which take into account historical experience, the amount of nonperforming assets and general economic conditions.

COMPARING THE SEPTEMBER 30, 2000 STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 1999

In comparing financial condition at December 31, 1999 to September 30, 2000, liquidity and capital resources did not materially change during the period. Total assets increased $19.1 million to $495.7 million, while liabilities increased $15.5 million to $430.4 million. These changes were representative of the increases in loan volume discussed above, funded by deposit growth of 2.3% and increases in other borrowings of 7.8%. Retained earnings increased $3.2 million, or 5.8%, due to earnings in excess of dividends paid during the period. This change and an increase of $409,000 in accumulated other comprehensive income increased shareholders' equity by $3.6 million to $65.3 million.

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

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2000 and December 31, 1999, United Security and the Bank were in compliance with all regulatory capital requirements.

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

DATE:    NOVEMBER 13, 2000

BY:          /s/ Larry M. Sellers
                Its Vice-President, Secretary, and Treasurer
                (Duly Authorized Officer and Principal Financial Officer)