Form 10-K
period 2000-12-31
UNITED SECURITY BANCSHARES INC
filed 2001-04-02
CIK 717806

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark one)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_________________________to___________________

                        Commission File Number 0-14549

                       UNITED SECURITY BANCSHARES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                63-0843362
    -------------------------------                 ------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

        131 West Front Street
         Post Office Box 249
        Thomasville, Alabama                               36784
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (334) 636-5424

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
             None                                           None

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, Par Value $0.01 per share (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .
                                             ---   ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

  Shares of common stock ($0.01 par value) outstanding as of February 28, 2001: 3,572,232.

  The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 28, 2001 is $79,106,000.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

  Portions of the Company's definitive proxy statement for the 2001 annual meeting of its shareholders are incorporated by reference into Part III.

                       United Security Bancshares, Inc.
                          Annual Report on Form 10-K
                           for the fiscal year ended
                               December 31, 2000

TABLE OF CONTENTS

CAPTION>

                                                                         Sequential
    Item  Caption                   Part I                                 Page No.
      1   Business.......................................................    3

      2   Properties.....................................................    6

      3   Legal Proceedings..............................................    6

      4   Submission of Matters to a Vote of Security Holders............    7


                                   Part II

      5   Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    7

      6   Selected Financial Information.................................    8

      7   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    9

      7A  Quantitative and Qualitative Disclosures About Market Risk.....   32

      8   Financial Statements and Supplementary Data....................   33

      9   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure.......................................   62

                                 Part III

      10  Directors and Executive Officers of the Registrant.............   62

      11  Executive Compensation.........................................   62

      12  Security Ownership of Certain Beneficial Owners
          and Management.................................................   62

      13  Certain Relationships and Related Transactions.................   62

                                 Part IV

      14  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.......................................................   63

Signatures...............................................................   65


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

     The Bank has seventeen banking offices, which are located in Thomasville, Coffeeville, Fulton, Gilbertown, Grove Hill, Butler, Jackson, Brent, Centreville, Woodstock, Bucksville and Harpersville, Alabama, and its market area includes portions of Bibb, Clarke, Choctaw, Jefferson, Marengo, Shelby, Sumter, Tuscaloosa, Washington, and Wilcox Counties in Alabama, as well as Clarke, Lauderdale and Wayne Counties in Mississippi.

     The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings and time deposits, personal and commercial loans, credit card and safe deposit box services, and the purchase and sale of government securities.

     As of December 31, 2000, the Bank had 185 full-time equivalent employees, ALC had 122 full-time equivalent employees, and Bancshares had no employees, other than the officers of Bancshares who are indicated in Part III, Item 10 of this report.

     The Bank has organized a wholly-owned subsidiary in the State of Arizona. The subsidiary, FUSB Reinsurance, Inc. ("FUSB Reinsurance"), reinsures or "underwrites" credit life and credit accident and health insurance policies sold to the Bank's consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and the primary third-party insurer retains the remaining risk. The third-party insurer and/or a third-party administrator is responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

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

     The Gramm-Leach-Bliley Act (the "GLB Act"), effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. See "Supervision and Regulation." Under the GLB Act, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The GLB Act, which represents the most sweeping reform of financial services regulation in over sixty years, may significantly change the competitive environment in which Bancshares and the Bank conduct business. At this time, however, it is not possible to predict the full effect that the GLB Act will have on Bancshares. One consequence may be increased competition from large financial services companies that will be permitted to provide many types of financial services, including bank products, to their customers.

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

     The GLB Act also establishes a minimum federal standard of financial privacy. In general, the applicable regulations issued by the various federal regulatory agencies prohibit affected financial institutions (including banks, insurance agencies and broker/dealers) from sharing information about their customers with non-affiliated third parties unless (1) the financial institution has first provided a privacy notice to the customer; (2) the financial institution has given the customer an opportunity to opt out of the disclosure; and (3) the customer has not opted out after being given a reasonable opportunity to do so. Compliance with the notice and other requirements under the regulations is required by July 1, 2001.

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

     The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" as such terms are defined under regulations issued by the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Bancshares and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a "well capitalized" institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

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

Item 2.  Properties.

     Bancshares owns no property and does not expect to own any. The business of Bancshares is conducted from the offices of the Bank. With the exception of leasing a small facility in Centreville, the Bank owns all of its offices in fee without encumbrances. ALC leases office space throughout Alabama but owns no property. The aggregate annual rental payments for office space for ALC total approximately $402,475.82.

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

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     There were 3,636,232 shares of Bancshares common stock issued and 3,572,232 shares outstanding as of February 28, 2001. As of February 28, 2001, there were approximately 1,004 shareholders of Bancshares.

     On June 27, 2000, Bancshares' common stock began trading under the symbol USBI on The Nasdaq SmallCap Market. The sale price range for Bancshares' common stock during each calendar quarter of 1999 and 2000 are shown below. Market prices shown for 1999 and the first two quarters of 2000 reflect sales prices reported by a broker-dealer making a limited market in Bancshares common stock during that time period. Market prices shown for the third and fourth quarters of 2000 represent sales prices as reported in the Nasdaq Historical Quotes.


     1999                                           High     Low
                                                   ------  ------
     First Quarter...............................  $38.00  $38.00
     Second Quarter..............................   34.00   34.00
     Third Quarter...............................   33.88   33.50
     Fourth Quarter..............................   27.00   27.00


     2000                                           High     Low
                                                   ------  ------
     First Quarter...............................  $34.00  $33.50
     Second Quarter..............................   33.00   31.75
     Third Quarter...............................   25.88   25.38
     Fourth Quarter..............................   21.00   20.00

     Bancshares has paid dividends on its common stock on a quarterly basis in the past three years as follows:

                                           Dividends Paid
                                           on Common Stock
                    Fiscal Year              (per annum)
                    -----------              -----------
                       1998................     $.72
                       1999................     $.82
                       2000................     $.90

     As a holding company, Bancshares, except under extraordinary circumstances, will not generate earnings of its own, but will rely solely on dividends paid to it by the Bank as the source of income to meet its expenses and pay dividends. Under normal circumstances, Bancshares' ability to pay dividends will depend entirely on the ability of the Bank to pay dividends to Bancshares.

     The Bank is a state banking corporation, and the payment of dividends by the Bank is governed by the Alabama Banking Code. The restrictions upon payment of dividends imposed by the Alabama Banking Code are described in Part II, Item 5 of Bancshares Annual Report on Form 10-K for the year ended December 31, 1984, (file no. 0-14549) and such description is incorporated herein by reference.

Item 6.  Selected Financial Information.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                        SELECTED FINANCIAL INFORMATION


                                                                        Year Ended December 31,
                                                            -----------------------------------------------
                                                              2000      1999      1998      1997     1996
                                                            -------   --------  --------  --------  -------
                                                          (In Thousands of Dollars, Except Per Share Amounts)
RESULTS OF OPERATIONS
Interest Revenue.........................................   $ 48,323  $ 44,919  $ 43,255  $ 37,648  $ 34,551
Interest Expense.........................................     18,292    15,365    15,518    15,376    15,081
                                                            --------  --------  --------  --------  --------
Net Interest Revenue.....................................     30,031    29,554    27,737    22,272    19,470
Provision for Loan Losses................................      6,837     4,305     3,187     1,710       800
Non-Interest Revenue.....................................      4,883     4,747     4,558     4,361     2,725
Non-Interest Expense.....................................     19,106    18,534    17,008    15,229    11,765
                                                            --------  --------  --------  --------  --------
Income Before Income Taxes...............................      8,971    11,462    12,100     9,694     9,630
Income Taxes.............................................      2,193     3,302     3,521     2,713     2,659
                                                            --------  --------  --------  --------  --------
Net Income...............................................   $  6,778  $  8,160  $  8,579  $  6,981  $  6,971
                                                            ========  ========  ========  ========  ========
Net Income Per Share:
  Basic..................................................   $   1.90  $   2.29  $   2.42  $   1.97  $   1.97
  Diluted................................................   $   1.89  $   2.28  $   2.40  $   1.96  $   1.97
  Average Number of Shares
    Outstanding (000)....................................      3,570     3,561     3,543     3,537     3,537

PERIOD END STATEMENT OF CONDITION
Total Assets.............................................   $509,165  $476,599  $450,073  $425,941  $430,383
Loans....................................................    296,941   276,172   235,060   215,897   204,886
Deposits.................................................    338,156   326,751   326,645   322,418   346,306
Shareholders' Equity.....................................     67,628    61,671    60,568    52,711    47,616

AVERAGE BALANCES
Total Assets.............................................   $491,580  $459,922  $439,080  $434,010  $410,541
Average Earning Assets...................................    454,055   424,074   408,506   402,271   382,458
Loans....................................................    295,394   256,192   231,792   212,570   198,327
Deposits.................................................    331,877   328,263   320,958   345,442   327,531
Shareholders' Equity.....................................     63,604    61,140    57,409    50,164    44,044

PERFORMANCE RATIOS
Net Income to:
  Average Total Assets...................................       1.38%     1.77%     1.95%     1.61%     1.70%
  Average Shareholders' Equity...........................      10.66%    13.35%    14.94%    13.92%    15.83%
Average Shareholders' Equity to:
  Average Total Assets...................................      12.94%    13.29%    13.07%    11.55%    10.73%
Dividend Payout Ratio....................................      48.47%    36.67%    31.40%    26.79%    20.21%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security") and should be read in conjunction with the Audited Financial Statements and Notes thereto included herein. The emphasis of this discussion will be on the years 2000, 1999, and 1998. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis.

     United Security is the parent holding company of First United Security Bank (the "Bank"). The Bank operates a finance company, Acceptance Loan Company, Inc. ("ALC"), that currently has thirty-two offices in Alabama, Northwest Florida, and Southeast Mississippi. The Bank also owns a reinsurance company, FUSB Reinsurance, Inc. United Security also operates a courier company as a subsidiary, First Security Courier Corporation, which is in the business of delivering checks and documents to the Federal Reserve to aid in check clearing. This courier company performs courier services for the Bank as well as other companies in our market area.

     At December 31, 2000, United Security had consolidated assets of approximately $509.2 million and operated seventeen banking locations in five counties. These seventeen locations contributed approximately $9.8 million to consolidated net income in 2000. The Bank's sole business is banking; therefore, loans and investments are its principal sources of income.

     This discussion contains certain forward looking statements with respect to the financial condition, results of operation and business of United Security and the Bank related to, among other things:

     (A) Trends or uncertainties which will impact future operating results, liquidity and capital resources and the relationship between those trends or uncertainties and nonperforming loans and other loans;

     (B) The diversification of product production among timber-related entities and the effect of that diversification on the Bank's concentration of loans to timber-related entities;

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

     (F) The amount of anticipated (i) net loan charge offs, (ii) loans on a non-accrual basis, and (iii) options income and other off-balance-sheet income, and

     (G) The expectations, beliefs, and plans of management as set forth in the letter to shareholders contained in this Annual Report.

     These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

     (1) The perceived diversification in product production when the timber industry fails to protect the Bank from its concentration of loans to the timber industry as a result of, for example, the emergence of technological developments or market difficulties that affect the timber industry as a whole;

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

     (4) Rising interest rates adversely affect the demand for consumer credit; and

     (5) General economic conditions, either nationally or in Alabama, Mississippi and Florida, are less favorable than expected.

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

     The Bank owns all of the stock of Acceptance Loan Company, Inc. ("ALC"), an Alabama corporation. ALC is a finance company organized for the purpose of making consumer loans. The Bank is ALC's only source of funds, and ALC's funding makes up approximately $78.9 million of the Bank's loans. ALC reported a net loss of $3 million for the year ended December 31, 2000 due to unsatisfactory loan portfolio performance.

     Management believes the most significant factor in producing quality financial results is the Bank's ability to react properly and in a timely manner to changes in interest rates. Management therefore continues to maintain a more balanced position between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations. The following table reflects the distribution of average assets, liabilities, and shareholders' equity for each of the three years ended December 31, 2000, 1999, and 1998.

Distribution of Assets, Liabilities, and Shareholders' Equity, with Interest Rates and Interest Differentials


                                                                                  December 31,
                                             --------------------------------------------------------------------------------------
                                                         2000                         1999                          1998
                                             ----------------------------   -------------------------    --------------------------
                                             Average               Yield/   Average            Yield/    Average             Yield/
                                             Balance   Interest    Rate %   Balance  Interest  Rate %    Balance   Interest  Rate %
                                             -------   --------    ------   -------  --------  ------    -------   --------  ------
                                                                  (In Thousands of Dollars, Except Percentages)
ASSETS
Interest Earning Assets:
  Loans (Note A)..........................   $295,394   $37,069    12.55%  $256,192  $33,776   13.18%    $231,792  $29,397  12.68%
Taxable Investments (Note B)..............    132,650     9,604     7.24%   140,387    9,498    6.77%     150,678   12,292   8.16%
Non-Taxable Investments...................     22,780     1,445     6.34%    25,029    1,528    6.10%      24,206    1,469   6.07%
Federal Funds Sold........................      3,231       205     6.34%     2,466      117    4.74%       1,830       97   5.30%
                                             --------   -------    -----   --------  -------   -----     --------  -------  -----
     Total Interest-Earning
       Assets.............................    454,055    48,323    10.64%   424,074   44,919   10.59%     408,506   43,255  10.59%
                                             --------   -------    -----   --------  -------   -----     --------  -------  -----
Non-Interest Earning
 Assets:
  Other Assets............................     37,525                        35,848                        30,574
                                             --------                      --------                      --------

    Total.................................   $491,580                      $459,922                      $439,080
                                             ========                      ========                      ========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-Bearing
 Liabilities:
  Demand Deposits.........................     58,732     1,182     2.01%    59,885    1,225    2.05%      59,794    1,387   2.32%
  Savings Deposits........................     39,591     1,020     2.58%    39,896    1,026    2.57%      41,728    1,137   2.72%
  Time Deposits...........................    193,157    11,065     5.73%   188,170    9,932    5.28%     180,128    9,971   5.44%
  Other Liabilities.......................     86,470     5,025     5.81%    62,700    3,182    5.07%      54,383    3,023   5.56%
                                             --------   -------    -----   --------  -------   -----     --------  -------  -----
     Total Interest-Bearing
       Liabilities........................    377,950    18,292    4.84%    350,651   15,365    4.38%     336,033   15,518   4.62%
                                             --------   -------   ------   --------  -------   -----     --------  -------  -----
Non-Interest Bearing
 Liabilities:
  Demand Deposits.........................     40,397                        40,312                        39,308
  Other Liabilities.......................      9,629                         7,819                         6,330
  Shareholders' Equity....................     63,604                        61,140                        57,409
                                             --------                      --------                      --------
     Total................................   $491,580                      $459,922                      $439,080
                                             ========                      ========                      ========
Net-Interest Income (Note C)..............              $30,031                      $29,554                       $27,737
                                                        =======                      =======                       =======
Net Yield on Interest-
  Earning Assets..........................                         6.61%                        6.97%                        6.79%
                                                                  =====                        =====                        =====

Note A -- For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.
Note B -- Taxable investments include all held-to-maturity, available-for-sale, and trading account securities.
Note C -- Loan fees of $2,513,817, $1,880,997, and $1,099,758 for 2000, 1999,
          and 1998 respectively, are included in interest income amounts above.

Loans and Allowances for Loan Losses

     Total loans outstanding increased by $20.7 million in 2000 with $296.9 million outstanding at year-end. Real estate loans increased by $23.6 million to $180.6 million outstanding at December 31, 2000. Real estate loans made up 58.3% of total gross loans at year-end 2000. Construction activity in the trade areas continues to be predominately commercial. The Company continues to offer a home equity loan and a long-term fixed-rate mortgage loan program. A key part of consolidated loan growth in recent years has been Acceptance Loan Company. ALC is a wholly-owned subsidiary of First United Security Bank. ALC was organized in 1995 primarily to make consumer loans. At December 31, 1995, three offices were in operation with $1.9 million in total loans outstanding. At December 31, 1996, six offices were open with $11.3 million in total loans outstanding. At December 31, 1997, twenty offices were open with $39.4 million in total loans. There was a total of twenty-five offices open at December 31, 1998, with $71.2 million in gross loans outstanding. Thirty-two offices were open at December 31, 2000, with twenty-four offices located in Alabama, four in Mississippi and four in Florida. At December 31, 2000, combined loans from these offices totaled $80.5 million and made up 27.1% of total loans of the Bank.

     Real estate loans consist of construction loans to both businesses and individuals. These loans relate to residential and commercial development, commercial buildings, and apartment complexes. Real estate loans also consist of other loans secured by real estate such as one-to-four family dwellings including mobile homes, loans on land only, multi-family dwellings, non-farm non-residential real estate, and home equity loans. ALC had a total of $20.7 million in real estate loans or 11.5% of total real estate loans at year-end 2000.

     Commercial loans totaled $41.5 million at December 31, 2000. These loans increased $1.5 million or 3.8% from December 31, 1999.

     Consumer installment loans totaled $87.7 million at December 31, 2000, compared to $90.6 million at December 31, 1999. This decrease of $2.9 million or 3.2% reflects the high charge offs at ALC and the change in emphasis to loans secured by real estate. The consumer loans include loans to individuals for household, family and other personal expenditures including credit cards and other related credit plans. Consumer installment loans by ALC represent $59.0 million or 67.3% of total consumer installment loans. The yields on these loans average over 20.9% A.P.R. and enhance the Bank's net interest margin.

     The allowance for loan losses is maintained at a level, which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio and changes in its risk profile, credit concentrations, historical trends, specific impaired loans, and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan's original effective market interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary they are reported in earnings during periods they become known.

     The Bank's loan policy requires immediate recognition of a loss if significant doubt exists as to the repayment of the principal balance of a loan. Consumer installment loans at the Bank and ALC are generally recognized as losses if they become 90 days and 120 days delinquent, respectively. The only exception to this policy occurs when the underlying value of the collateral or the customer's financial position makes a loss unlikely.

     A credit review of the Bank's individual loans is conducted periodically by branch and by loan officer. A risk rating is assigned to each loan and is reviewed at least annually. In assigning risk, management takes into consideration the capacity of the borrower to repay, collateral values, current economic conditions and other factors.

     Loan officers and other personnel handling loan transactions undergo frequent training dedicated to improving the credit quality as well as the yield of the loan portfolio. The Bank utilizes a written loan policy, which attempts to guide lending personnel in maintaining consistent underwriting standards. This policy is intended to aid loan officers and lending personnel in making sound credit decisions and to assure compliance with state and federal regulations.

     In order to better manage credit risk, ALC carefully oversees its portfolio through formal underwriting standards, monitoring of customer payments and active follow-up. ALC assesses the adequacy of the allowance for loan losses on an aggregate level based upon recent delinquency status. This policy was revised during 2000 to reflect the changing mix of loans in the company. ALC now concentrates more on loans secured by real estate and places less emphasis on automobile loans.

     The following table shows the Bank's loan distribution as of December 31, 2000, 1999, 1998, 1997 and 1996.

                                                                              December 31,
                                                           ------------------------------------------------
                                                             2000     1999        1998      1997     1996
                                                           --------  --------  --------- --------  --------
                                                                       (In Thousands of Dollars)
Commercial, Financial and Agricultural...................  $ 41,507  $ 39,996  $ 35,444  $ 35,036  $ 36,387
Real Estate..............................................   180,627   156,979   123,264   126,824   126,666
Installment..............................................    87,713    90,599    86,282    61,822    49,119
Less: Unearned Interest, Commissions
 & Fees..................................................     6,377     5,823     4,941     3,738     4,153
                                                           --------  --------  --------  --------  --------
  Total..................................................  $303,470  $281,751  $240,049  $219,944  $208,019
                                                           ========  ========  ========  ========  ========

     The amounts of total loans (excluding installment loans) outstanding at December 31, 2000, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years, and (3) more than five years, are shown in the following table.


                                                                                     Maturing
                                                                     ----------------------------------------
                                                                               After One
                                                                      Within   But Within    After
                                                                     One Year  Five Years  Five Years  Total
                                                                     --------  ----------  ----------  -----
                                                                          (In Thousands of Dollars)
Commercial, Financial, and Agricultural............................  $ 31,140   $ 7,955     $ 2,412  $ 41,507
Real Estate - Mortgage.............................................    78,279    40,253      62,095   180,627
                                                                     --------   -------     -------  --------
     Total.........................................................  $109,419   $48,208     $64,507  $222,134
                                                                     ========   =======     =======  ========

     Variable rate loans totaled approximately $49.9 million and are included in the one-year category.

     The Bank and ALC began the year with an allowance for loan losses of $5.6 million. This increase of approximately $900,000 over year-end 1999 reflects the continuing evaluation of the portfolios at both the Bank and ALC. Total loans charged off in 2000 totaled $6.5 million. Recoveries on loans previously charged off totaled $594,000, resulting in net charge-offs of $5.9 million. Net charge-offs for 1999 totaled $4.0 million. Management allocated and charged to operations $6.8 million in 2000 as an addition to the allowance for loan losses. This compares to $4.3 million charged to operations for 1999. Of this amount, $6.6 million was allocated from ALC operations and $.2 million from FUSB. Net loan charge-offs as a percentage of average loans increased from .97% in 1998, 1.54% in 1999, to 1.99% in 2000 due to the recognition of the loans with unsatisfactory credit quality at ALC.

Non-Performing Assets

     The following table presents information on non-performing loans and real estate acquired in settlement of loans.


                                                                                                        December 31,
                                                                                        ------------------------------------------
                                                                                         2000     1999     1998     1997     1996
                                                                                        ------   ------   ------   ------   ------
                                                                                               (In Thousands of Dollars)
Non-Performing Assets:
  Loans Accounted for on a Non-Accrual Basis..........................................  $2,104   $1,725   $3,460   $1,488   $1,797
  Accruing Loans Past Due 90 Days or More.............................................   2,237    1,347    1,610    1,285    1,122
  Real Estate Acquired in Settlement of Loans.........................................     860      286      215      506       18
                                                                                        ------   ------   ------   ------   ------
     Total............................................................................  $5,201   $3,358   $5,285   $3,279   $2,937
                                                                                        ======   ======   ======   ======   ======
Percent of Net Loans and Other Real Estate............................................    1.75%    1.21%    2.25%    1.52%    1.44%
                                                                                        ======   ======   ======   ======   ======

     Accruing loans past due 90 days or more at December 31, 2000, totaled $2.2 million. These loans are secured and taking into consideration the collateral value and the financial strength of the borrowers, management believed there would be no loss in these accounts and allowed the loans to continue accruing. Loans past due 90 days originated by ALC totaled $2 million at December 31, 2000, or 88.7% of all loans past due 90 days or more and still accruing.

     At December 31, 2000, the Bank had one loan considered to be impaired. The amount of this loan, which is on non-accrual, is $455,317, and the related allowance is $227,659. The average recorded investment in impaired loans during the year ended December 31, 2000, was approximately $456,393. For the year ended December 31, 2000, the Bank did not recognize interest income on the impaired loan during the period the loan was considered impaired. The Bank had approximately $457,468 considered to be impaired at December 31, 1999.

     In the opinion of management, non-performing loans and any other loans which have been classified for regulatory purposes do not represent or result from trends or uncertainties which will materially impact future operating results, liquidity, or capital resources. Management is not aware of information which would cause serious doubts as to the ability of borrowers to comply with present repayment terms. Non-performing assets as a percentage of net loans and other real estate was 1.71% at December 31, 2000. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when underlying collateral values and management's belief that the financial strength of the borrowers is sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset value downgraded. Through frequent training, our lending officers are directed by the Bank's and ALC's written loan policy to make loans within our trade area, to obtain adequate down payments on purchase-money transactions, and to lend within policy guidelines on other transactions. In addition, the Bank's loan review officer and ALC's management conducts an independent review of individual loans by branch and officer.

     The Bank discontinues the accrual of interest on a loan when management has reason to believe the financial condition of the borrower has deteriorated so that the collection of interest is in doubt. When a loan is placed on non-accrual, all unpaid accrued interest is reversed against current income unless the collateral securing the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans is generally either applied against the principal or recognized on a cash basis, according to management's judgment as to whether the borrower can ultimately repay the loan. A loan may be restored to accrual status if the obligation is brought current, performs in accordance with the contract for a reasonable period, and if management determines that the repayment of the total debt is no longer in doubt. Non-accrual loans totaled $2.1 million. This is an increase over $1.7 million reported in 1999 and a decrease from the $3.5 million reported in 1998.

Allocation of Allowance for Loan Losses

     The following table shows an allocation of the allowance for loan losses for each of the five years indicated.



                                                                            December 31,
                             -------------------------------------------------------------------------------------------------------
                                     2000                 1999                 1998                 1997               1996
                             ---------------------- -------------------- ------------------- -------------------- ------------------
                                           Percent              Percent             Percent              Percent            Percent
                                          of Loans             of Loans            of Loans             of Loans            of Loans
                                          in Each              in Each             in Each              in Each             in Each
                                          Category            Category            Category             Category            Category
                             Allowance    to Total  Allowance  to Total Allowance  to Total  Allowance  to Total Allowance  to Total
                             Allocation     Loans   Allocation  Loans   Allocation   Loans   Allocation  Loans   Allocation  Loans
                             ----------   --------  ---------- -------- ---------- --------- ---------- -------- ---------- --------
                                                                       (In Thousands of Dollars)
Commercial,
  Financial, and
  Agricultural.............  $   980         14%     $  837      14%     $  748       15%    $1,416      16%      $1,097      17%
Real Estate................      653         59%        558      55%        499       50%       405      57%         313      60%
Installment................    4,896         27%      4,184      31%      3,742       35%     2,225      27%       1,724      23%
                             -------        ---      ------     ---      ------      ---     ------     ---       ------     ---
        Totals.............  $ 6,529        100%     $5,579     100%     $4,989      100%    $4,046     100%      $3,134     100%
                             =======        ===      ======     ===      ======      ===     ======     ===       ======     ===

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

         The remainder of the portfolio is also allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan portfolio. Allocation weights are assigned based on the Company's historical loan loss experience in each category, although a higher allocation weight may be used if current conditions indicate that the loan losses may exceed historical experience.

     An unallocated portion of the allowance is for inherent losses which may exist as of the valuation date even though they may not have been identified by the more objective processes used for the allocated portion of the allowance. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, changes in underwriting practices, historical loss experience, and the general economic environment in the Company's markets. While the total allowance is described as consisting of an allocated and an unallocated portion, these terms are primarily used to describe a process. Both portions are available to support inherent losses in the loan portfolio.

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

     Net charge-offs as shown in the "Summary of Loan Loss Experience" table below indicates the trend for the last five years.

Summary of Loan Loss Experience

     This table summarizes the Bank's loan loss experience for each of the five years indicated.


                                                                                                   December 31,
                                                                                  ----------------------------------------------
                                                                                    2000      1999     1998      1997     1996
                                                                                  -------   -------   -------   ------   -------
                                                                                          (In Thousands of Dollars)
Balance at Beginning of Period..................................................  $ 5,579   $ 4,989   $ 4,046   $ 3,134   $2,467
Charge-Offs:
  Commercial, Financial, and Agricultural.......................................      (89)      (94)      (94)     (299)    (246)
  Real Estate - Mortgage........................................................     (199)     (116)     (111)      (20)     (21)
  Installment...................................................................   (6,170)   (4,232)   (2,373)     (694)    (497)
  Credit Cards..................................................................      (23)      (30)      (11)      (26)      (9)
                                                                                  -------   -------   -------   --------   -----
                                                                                   (6,481)   (4,472)   (2,589)   (1,039)    (773)

Recoveries:
  Commercial, Financial, and Agricultural.......................................       20        66        20       110       96
  Real Estate - Mortgage........................................................        7        21        15        18        0
  Installment...................................................................      554       418       305       107      117
  Credit Cards..................................................................       13         9         5         6        4
                                                                                  -------   -------   -------   -------   ------
                                                                                      594       514       345       241      217
                                                                                  -------   -------   -------   -------   ------
Net Charge-Offs (Deduction).....................................................   (5,887)   (3,958)   (2,244)     (798)    (556)
Additions Charged to Operations.................................................    6,837     4,305     3,187     1,710      800
Allowances Acquired.............................................................        0       243**       0         0      423*
                                                                                  -------   -------   -------   -------   ------
Balance at End of Period........................................................  $ 6,529   $ 5,579   $ 4,989   $ 4,046   $3,134
                                                                                  =======   =======   =======   =======   ======
Ratio of Net Charge-Offs During Period to
  Average Loans Outstanding.....................................................     1.99%     1.54%     0.97%    0.38%    0.28%

 * Acquisition of Brent Banking Company by United Security Bank in 1996. ** Branch acquisitions by ALC in 1999.

Non-Accruing Loans

     Summarized below is information concerning the income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

                                                             December 31,
                                                      -------------------------
                                                        2000    1999    1998
                                                      -------- ------  --------
                                                      (In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis...... $2,104  $1,725  $3,460
Interest Income that Would Have Been Recorded
  Under Original Terms................................ $  194  $  247  $  340
Interest Income Reported and Recorded During
  The Year............................................ $   30  $  211  $  298

     Total loans on non-accrual increased by $400,000 from December 31, 1999, to December 31, 2000. The majority of the loans in this category are in the process of liquidation or management has commitments from the principals involved for reduction during the year. Underlying collateral values support those loans which are not already in liquidation. Management continues to emphasize asset quality and believes that at December 31, 2000, it has adequate reserves for losses inherent in this portion of the portfolio.

     Lending officers and other personnel involved in the lending process receive ongoing training in compliance as well as asset quality. The Company has no foreign loans. The Company does not make loans on commercial property outside our market area without prior approval of the Board of Directors or the Directors' Loan Committee. The Company is conservative in its lending directives.

Industry Concentration Factors

     The Bank's trade area includes Clarke, Choctaw, Bibb, Tuscaloosa, and Shelby Counties in Alabama. In addition, parts of Chilton, Hale, Jefferson, Marengo, Monroe, Perry, Washington, Sumter and Wilcox Counties in Alabama as well as parts of Clarke, Lauderdale and Wayne Counties in Mississippi are included. There are several major paper mills in our trade area including the Alabama River Companies, Boise Cascade, Fort James and Weyerhauser. In addition, there are several sawmills, lumber companies, and pole and piling producers. The table below shows the dollar amount of loans made to timber and timber-related companies as of December 31, 2000. The amount of timber-related loans increased from $31.2 million in 1999 to $36.0 million in 2000. The percentage of timber-related loans to gross loans increased from 11.07% to 12.12%.

                           Timber            Total      Percentage of
                       Related Loans      Gross Loans    Total Loans
                       --------------   --------------  -------------
                       $36.0 million    $296.9 million      12.12%

     Management understands the concern about concentration of loans in timber and timber-related industries. However, we continue to feel these risks are reduced by the diversification of product production within these industries. Some of the mills and industries specialize in paper and pulp, some in lumber and plywood, some in poles and pilings, and others in wood and veneer. We do not believe that this concentration is excessive or that it represents a trend which might materially impact future earnings, liquidity, or capital resources of the Bank. Management realizes that the Company is heavily dependent on the economic health of the timber-related industries. The Company continues to benefit from the area industries engaged in the growing, harvesting, processing and marketing of timber and timber-related products. The majority of the land in our trade area is used to grow pine and hardwood timber. Agricultural production loans make up less than 1% of the Company's total loan portfolio.

Investments in Limited Partnerships

     The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under either the equity or the cost method based on the percentage ownership and influence over operations. The Company's interest in these partnerships was $5.2 million and $5.5 million for 2000 and 1999, respectively. Costs associated with the partnerships carried under the equity method amounted to approximately $176,000, $119,000, and $128,000 for 2000, 1999, and 1998, respectively.
Management analyzes these investments annually for potential impairment. The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. United Security's carrying value approximates cost or its underlying equity in the net assets of the partnerships. The Company had remaining cash commitments to these partnerships at December 31, 2000 in the amount of $36,000. Although these investments are considered non-earning assets they do contribute to the bottom line in the form of Federal income tax credits. These credits amounted to $561,000 in 1999 and are estimated to be approximately $600,000 for 2000. Also, operating losses related to these partnerships are available as deductions for taxes on the Company's books.

Deposits

     Average total deposits were up a modest amount, with a 1.1% increase in 2000. Management believes this deposit level was affected by the competitive interest rate environment and the availability of other low cost funding sources for the Bank.

     Average non-interest bearing demand deposits have increased 2.8% over the last three years, while the increase for 2000 was less than 1%. The ratio of average non-interest bearing deposits to average total deposits remained relatively steady in 2000 at 12.2% from 12.3% in 1999 and 12.3% in 1998.

     Average interest-bearing transaction accounts have decreased 1.8% during the last three years. Nevertheless, interest-bearing transaction accounts continue to be an important source of funds for the Bank, accounting for 17.7% of average total deposits in 2000.

     Average time deposits increased by 2.7% in 2000, compared to an increase of 4.5% in 1999. Time deposits represented 58.2% of the total average deposits in 2000 compared to 57.3% in 1999 and 56.1% in 1998.

     Average savings deposits have declined 5.1% since 1998. Average savings declined .76% in 2000. The ratio of average savings to average total deposits decreased to 11.9% in 2000 compared to 12.2% in 1999 and 13.0% in 1998.

     The Bank's deposit base remains the primary source of funding for the Bank. These deposits represented 73.1% of the average earning assets in 2000 and 77.4% of the average earning assets in 1999. As seen in the following table, overall rates on the deposits increased to 4.00% in 2000, compared to 3.71% in 1999, and 3.89% in 1998. Emphasis continues to be placed on attracting consumer deposits.

     Management, as part of an overall program to emphasize the growth of transaction accounts, has introduced "on line" banking and a bill paying program as well as enhancing the telephone banking product and the employee incentive plan. In addition, an increased effort is being placed on promotions, direct mail campaigns and cross-selling efforts. This is being accomplished by remaining safe and sound, emphasizing our products and providing quality service.

     Other Interest-Bearing Liabilities - Other interest-bearing liabilities include all interest-bearing liabilities except deposits, such as: federal funds purchased and Federal Home Loan Bank advances. This category continues to be more fully utilized as an alternative source of funds as evidenced by the $23.8 million, or 37.9%, increase in average borrowing during 2000. The increase was due to a 44.3% increase in average long term advances from the Federal Home Loan Bank (FHLB). The advances from the FHLB are an alternative to funding sources with similar maturities such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Average federal funds purchased and securities sold under agreements to repurchase decreased 35.1%. These borrowings are considered short-term with maturities up to four days. For additional information and discussion of the borrowings, refer to Notes 8 and 9 of the "Notes to Consolidated Financial Statements".

Average Daily Amount of Deposits and Rates

     The average daily amount of deposits and rates paid on such deposits is summarized for the periods in the following table.


                                                                                                December 31,
                                                                        -----------------------------------------------------------
                                                                               2000                1999                 1998
                                                                        ------------------  ------------------  -------------------
                                                                         Amount     Rate     Amount     Rate     Amount      Rate
                                                                        --------  --------  --------   -------  ---------   -------
                                                                               (In Thousands of Dollars, Except Percentages)
Non-Interest Bearing DDA..............................................  $ 40,397            $ 40,312            $ 39,308
Interest Bearing DDA..................................................    58,732    2.01%     59,885    2.05%     59,794    2.32%
Savings Deposits......................................................    39,591    2.58%     39,896    2.57%     41,728    2.72%
Time Deposits.........................................................   193,157    5.73%    188,170    5.28%    180,128    5.44%
                                                                        --------    ----    --------    ----    --------    ----
  Total...............................................................  $331,877    4.00%   $328,263    3.71%   $320,958    3.89%
                                                                        ========    ====    ========    ====    ========    ====

     Maturities of time certificates of deposits and other time deposits of $100,000 or more outstanding at December 31, 2000, are summarized as follows:



                                                         Time              Other
                                                     Certificates          Time
    Maturities                                        of Deposit         Deposits           Total
    ----------                                       ------------       ----------       ------------
                                                                  (In Thousands of Dollars)
3 Months or Less...................................   $10,310,987       $7,955,940       $18,266,927
Over 3 Through 6 Months............................    10,218,440                0        10,218,440
Over 6 Through 12 Months...........................    15,930,201                0        15,930,210
Over 12 Months.....................................    18,460,624                0        18,460,624
                                                      -----------       ----------       -----------
  Total............................................   $54,920,252       $7,955,940       $62,876,201
                                                      ===========       ==========       ===========


Investment Securities and Securities Available-for-Sale

     Investment securities available-for-sale included mortgage-backed securities of $116.0 million, U. S. treasury and agency securities of $4.8 million, state, county and municipal securities of $22.2 million, and other securities of $5.1 million. The securities portfolio is carried at fair value, and it decreased $9.8 million from December 31, 1999, to December 31, 2000, as a result of an overall decrease in investments, net of increases in unrealized gains due to changes in the rate environment.

     At December 31, 2000, approximately $24.1 million in Collateral Mortgage "Obligation's (CMO's) had floating interest rates which reprice monthly, and $53.0 million had fixed interest rates.

     Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of agency guaranteed mortgage-backed obligations and collateralized mortgage obligations. The mortgage-backed obligations in which the Company invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages ("mortgage-backed securities"). Mortgage-backed securities have yield and maturity characteristics corresponding to the underlying mortgages and are subject to principal prepayment, refinancing, or foreclosure of the underlying mortgages. Although maturities of the underlying mortgage loans may range up to 30 years, amortization and prepayments substantially shorten the effective maturities to approximately three to seven years.

     Although the Federal Financial Institution Examination Council no longer requires that all CMO's be tested for suitability as an investment in the portfolio of financial institutions, the Bank continues to run these tests at purchase and periodically thereafter. The three tests being performed are as follows:

#1  -  Average Life Test -
         The expected average life of the security must be less than or equal to 10 years.

#2  -  Average Life Sensitivity Test -
         The average life of the security will not extend by more than 4 years or shorten by more than 6 years for immediate Treasury curve shifts of +/- 300 basis points (3%).

#3  -  Price Sensitivity Test -
         The estimated price of the security will not change by more than 17% for immediate Treasury curve shifts of +/- 300 basis points.

     Securities that do not pass all three tests are designated "high risk".

     United Security held $15.7 million in securities which, at December 31, 2000, were designated high risk. $6.1 million of these securities were floating rate; $9.1 million were inverse floating rate securities; and $.5 million were fixed rate securities. These securities were purchased and /or are being held to hedge certain areas of interest rate risk in the portfolio and balance sheet. There were unrealized gains in this portion of the portfolio at December 31, 2000, of $116,186.

     The overall securities portfolio is formally monitored on a monthly basis, and assessments are continually made relative to United Security's exposure to fluctuations in interest rates. Changes in the level of earnings and fair values of securities are generally attributable to fluctuations in interest rates, as well as volatility caused by general uncertainty over the economy, inflation, and future interest rate trends. MBS and CMO's present some degree of additional risk in that mortgages collateralizing these securities can be prepaid, thereby affecting the yield and market value of the portfolio.

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

     Fair market values of securities vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or other funding needs. There were unrealized gains (net of taxes) of $.7 million in the securities portfolio on December 31, 2000, versus unrealized losses (net of taxes) of $1.8 million one year ago.

     United Security has used other off-balance sheet derivative products for hedging purposes. These include interest rate swaps and caps. The use and detail regarding these products are fully discussed under "Liquidity and

Interest Rate Sensitivity Management" and in Note 18 in the "Notes to Consolidated Financial Statements". The fair value of the Company's derivative financial instruments was not reflected on the consolidated statement of condition as of December 31, 2000. The Company adopted the provisions of SFAS No. 133, as amended, effective January 1, 2001, as required by the Financial Accounting Standards Board. On that date, United Security reassessed and designated derivative instruments used for risk management as fair value hedges, cash flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate. On January 1, 2001, the Company had derivatives with a notional value of $69,000,000. In conjunction with the adoption of SFAS No. 133, the Company recorded a transition adjustment of $24,000, net of taxes, to accumulated other comprehensive income and $200,000 to net income on January 1, 2001.

Investment Securities Available-for-Sale

     The following table sets forth the amortized costs of investment securities as well as their fair value and related unrealized gains or losses at the dates indicated.

                                                                                          December 31,
                                                                             ------------------------------------
                                                                               2000           1999        1998
                                                                             ---------      --------    ---------
                                                                                  (In Thousands of Dollars)
Investment Securities Available-for-Sale:
  U.S. Treasury and Agency Securities....................................... $  4,774       $  2,891    $      0
  Obligations of States, Counties, and Political Subdivisions...............   21,687         24,550      23,841
  Mortgage-Backed Securities................................................  115,568        129,737     132,588
  Other Securities..........................................................    5,017          3,501       3,076
                                                                             --------       --------    --------
     Total Book Value.......................................................  147,046        160,679     159,505
  Net Unrealized Gains/Losses...............................................    1,072         (2,805)      4,514
                                                                             --------       --------    --------
     Total Market Value..................................................... $148,118       $157,874    $164,019
                                                                             ========       ========    ========


Investment Securities Available-for-Sale Maturity Schedule


                                                                                     Stated Maturity
                                                       -----------------------------------------------------------------------------
                                                                                After One         After Five
                                                          Within                But Within        But Within           After
                                                          One Year              Five Years         Ten Years          Ten Years
                                                       ---------------      -----------------   ----------------   ----------------
                                                       Amount    Yield      Amount      Yield   Amount     Yield   Amount     Yield
                                                       ------    -----      ------      -----   ------     -----   ------     -----
                                                                           (In Thousands of Dollars, Except Yields)
Investment Securities Available-for-Sale:
  U.S. Treasury and Agency
     Securities.....................................   $    0     0.00%     $ 1,387     6.98%  $ 3,438     6.93%  $      0     0.00%
  State, County and Municipal
     Obligations....................................    1,864    11.62%       3,559    10.80%    4,262     9.27%    12,495     8.56%
  Mortgage-Backed
     Securities.....................................      273     6.91%         982     6.98%   11,333     7.02%   103,405     7.21%
  Corporate Bank Notes..............................        0     0.00%          11     8.11%        0     0.00%         0     0.00%
                                                       ------    -----      -------    -----   -------     ----   --------     ----
     Total..........................................   $2,137    11.02%     $ 5,939     9.27%  $19,033     7.51%  $115,900     7.35%
                                                       ======    =====      =======    =====   =======     ====   ========     ====
Total Securities With Stated Maturity...............                                                              $143,009     7.51%
Equity Securities...................................                                                                 5,109     7.56%
                                                                                                                  --------     ----
                                                                                                            TOTAL $148,118     7.51%
                                                                                                                  ========     ====

   Available-for-Sale Securities are stated at Market Value and Tax Equivalent Market Yields.

     The maturities and weighted average yields of the investment securities available-for-sale at the end of 2000 are presented in the preceding table based on stated maturity. While the average stated maturity of the mortgage-backed securities (excluding CMO's) was 23.30 years, the average life expected was 9.18 years. The average stated maturity of the CMO portion of the portfolio was 19.81 years, and the average expected life was 5.79 years. The average expected life of investment securities available-for-sale was 6.86 years with an average tax equivalent yield of 7.51 percent.

Condensed Portfolio Maturity Schedule


                                             Dollar     Portfolio
Maturity Summary                             Amount     Percentage
----------------                         ------------   ----------
Maturing in 3 months or less............ $    444,127      0.31%
Maturing in 3 months to 1 year..........    2,808,093      1.96
Maturing in 1 to 3 years................    2,816,069      1.97
Maturing in 3 to 5 years................    2,993,471      2.09
Maturing in 5 to 15 years...............   26,739,490     18.70
Maturing in over 15 years...............  107,207,892     74.97
                                         ------------    ------
  Total................................. $143,009,142    100.00%
                                         ============    ======

     The following Marketable Equity Securities have been excluded from the above Maturity Summary due to no stated maturity date.

                Federal Home Loan Bank Stock........... $4,805,600
                Mutual Funds........................... $    9,772
                Other Marketable Equity Securities..... $  293,950


Condensed Portfolio Repricing Schedule

                                                Dollar    Portfolio
Repricing Summary                               Amount    Percentage
-----------------                           ------------  ----------
Repricing in 30 days or less............... $ 27,756,418    19.41%
Repricing in 31 days to 1 year.............    2,690,025     1.88
Repricing in 1 to 3 years..................    2,816,069     1.97
Repricing in 3 to 5 years..................    2,993,471     2.09
Repricing in 5 to 15 years.................   23,498,702    16.43
Repricing in over 15 years.................   83,254,457    58.22
                                            ------------   ------
     Total................................. $143,009,142   100.00%
                                            ============   ======

Repricing in 30 days or less does not include:
  Mutual Funds......................................... $    9,772

Repricing in 31 days to 1 year does not include:
  Federal Home Loan Bank Stock......................... $4,805,600
  Other Marketable Equity Securities................... $  293,950

     The tables above reflect all securities at market value on December 31, 2000.

Security Gains and Losses

     Non-interest income from securities transactions, trading account transactions and associated option premium income decreased in 2000 compared to 1999, as can be seen in the table below. The majority of the profits realized in 2000 were generated through the sale of trading account securities. Gains in this area occurred in connection with United Security's asset and liability management activities and strategies. Option income and other off-balance sheet income declined 54.33% from $208,377 to $95,171.

     The table below shows the associated net gains or losses for the periods 2000, 1999, and 1998.


                                                            2000            1999           1998
                                                          --------        --------       --------
Investment Securities..................................   $ 15,330        $533,806       $410,987
Trading Account........................................    112,003               0              0
Options and Off-Balance Sheet Transactions.............     95,171         208,377        319,918
                                                          --------        --------       --------
     Total.............................................   $222,504        $742,183       $730,905
                                                          ========        ========       ========

     Gains in 2000 from sales of trading account securities were net of losses of $3,055. Volume of sales as well as other information on securities is further discussed in Note 3 in the Notes to Consolidated Financial Statements.

Short-Term Borrowings

     Purchased funds can be used to satisfy daily funding needs, and, when advantageous, for arbitrage. The following table shows information for the last three years regarding the Bank's short- and long-term borrowings consisting of
U. S. Treasury demand notes included in its Treasury, Tax, and Loan Account, securities sold under repurchase agreements, Federal Fund purchases (one-day purchases), and other borrowings from the Federal Home Loan Bank.


                                                       Short-Term Borrowings          Long-Term Borrowings
                                                    Maturity Less Than One Year   Maturity One Year or Greater
                                                    ---------------------------   ----------------------------
                                                                 (In Thousands of Dollars)
Year Ended December 31:
  2000..............................................         $ 1,128                       $96,110
  1999..............................................          17,044                        65,729
  1998..............................................              12                        55,847

Weighted Average Interest Rate at Year-End:
  2000..............................................            5.66%                         5.61%
  1999..............................................            5.34%                         5.40%
  1998..............................................            4.41%                         5.04%

Maximum Amount Outstanding at Any Month's End:
  2000..............................................         $17,900                       $96,110
  1999..............................................          16,453                        65,788
  1998..............................................           2,520                        55,906

Average Amount Outstanding During the Year:
  2000..............................................         $ 3,193                       $83,402
  1999..............................................           4,898                        57,781
  1998..............................................           3,929                        50,454

Weighted Average Interest Rate During the Year:
  2000..............................................            6.59%                         5.77%
  1999..............................................            5.19%                         5.07%
  1998..............................................            5.87%                         5.03%


     Balances in these accounts fluctuate dramatically on a day-to-day basis. Rates on these balances also fluctuate daily, but as reflected in the chart above, they generally depict the current interest rate environment.

Shareholders' Equity

     United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 2000, shareholders' equity totaled $67.6 million, or 13.3% of total assets compared to 12.9% and 13.5% for year-end 1999 and 1998, respectively. This level of equity indicates to United Security's shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

     Over the last three years shareholders' equity grew from $52.7 million at the beginning of 1998 to $67.6 million at the end of 2000. All of this growth was the result of internally generated retained earnings, with the exception of approximately $710,000 from stock options being exercised. Shareholders' equity was also impacted by the year 2000 market value adjustment of $2.4 million to comprehensive income, net of tax, related to available-for-sale investments. The internal capital generation rate (net income less cash dividends as a percentage of average shareholders' equity) was 5.5% in 2000, 7.4% in 1999 and 10.3% in 1998.

    United Security is required to comply with capital adequacy standards established by the Federal Reserve and FDIC. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to risk categories, each with a specified risk weighting factor. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The banking regulatory agencies have also adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier 1 Capital to total assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3% level.

     The minimum standard for the ratio of total capital to risk weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits, and non-cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder ("Tier II Capital") may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 Capital and Tier II Capital is "total risk-based capital".

The following chart summarizes the applicable regulatory capital requirements. United security's capital ratios at December 31, 2000, substantially exceeded all regulatory requirements.

Risk-Based Capital Requirements
                                                          Minimum      United Security's
                                                         Regulatory         Ratio at
                                                        Requirements    December 31, 2000
                                                        ------------   ------------------
Total Capital to Risk-Adjusted Assets..................     8.00%            19.02%
Tier I Capital to Risk-Adjusted Assets.................     4.00%            17.75%
Tier I Leverage Ratio..................................     3.00%            12.71%

     Total capital also has an important effect on the amount of FDIC insurance premiums paid. Lower capital ratios can cause the rates paid for FDIC insurance to increase. United Security plans to maintain the capital necessary to keep FDIC insurance rates at a minimum.

     United Security attempts to balance the return to shareholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. Total cash dividends declared were $3.3 million or $.92 per share in 2000 compared to $.84 per share in 1999 and $.76 per share in 1998. The total cash dividends represented a payout ratio of 48.5% in 2000 with a payout ratio of 36.7% and 31.4% in 1999 and 1998 respectively. This is the twelfth consecutive year that United Security has increased cash dividends.


Ratio Analysis

The following table presents operating and equity performance ratios for each of the last three years.

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                                  2000       1999        1998
                                                                                  ----       ----        ----
Return on Average Assets.....................................................      1.38%      1.77%       1.95%
Return on Average Equity.....................................................     10.66%     13.35%      14.94%
Cash Dividend Payout Ratio...................................................     48.47%     36.67%      31.40%
Average Equity to Average Assets Ratio.......................................     12.94%     13.29%      13.07%

Liquidity and Interest Rate Sensitivity Management

     The primary function of asset and liability management is to assure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Liquidity management involves the ability to meet day-to-day cash flow requirements of United security's customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, United Security would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during changes in market interest rates. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on the net interest margin.

     The asset portion of the balance sheet provides liquidity primarily from loan principal payments and maturities and through sales, maturities, and payments from the investment portfolio. Other short-term investments such as Federal Funds Sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $129.5 million at December 31, 2000.

     Investment securities maturing or repricing in the same time frame totaled $35.6 million or 24% of the investment portfolio at year-end 2000. In addition, principal payments on mortgage-backed securities totaled $4.7 million in 2000.

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

     Although the majority of the securities portfolio has stated maturities between 3 to 10 years, the entire portfolio consists of securities that are readily marketable and which are easily convertible into cash. However, management does not necessarily rely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, etc. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings. The proceeds from sales and maturities of investments have been used to either purchase additional investments or to fund loan growth.

     United Security, at December 31, 2000, had long-term debt and short-term borrowings that, on average, represented 18.0 percent of total liabilities and equity. United Security currently has up to $122.5 million in borrowing capacity from the Federal Home Loan Bank and $48 million in established Federal Funds Lines.

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

     A net gap for each time period is calculated by subtracting the liabilities repricing in that interval from the assets repricing. A positive gap, more assets repricing than liabilities, will benefit net interest income if rates are rising and will detract from net interest income in a falling rate environment. Conversely, a negative gap, more liabilities repricing than assets, will benefit net interest income in a declining interest rate environment and will detract from net interest income in a rising interest rate environment.

     Gap analysis is the simplest representation of United Security's interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates (e.g., the prime lending rate), pricing strategies on consumer and business deposits, changes in balance sheet mix, or the effect of various options embedded in balance sheet instruments.

     The accompanying table shows United Security's rate sensitive position at December 31, 2000, as measured by gap analysis. Over the next 12 months approximately $45.3 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. This analysis indicated that United Security has a negative gap within the next 12-month range. Therefore, net interest income would benefit slightly from a falling interest rate environment and would be adversely impacted slightly by a rising rate environment according to the table.

Interest Rate Sensitivity Analysis

                                                                               December 31, 2000
                                                    -----------------------------------------------------------------------
                                                                            (In Thousands of Dollars)
                                                                           Total
                                                       0-3        4-12     1 Year       1-5     Over 5     Non-Rate
                                                     Months      Months   or Less      Years     Years     Sensitive  Total
                                                    --------   --------   --------   --------   --------   ---------  -----
Earning Assets:
  Loans (Net of Unearned Income)................    $ 79,023   $ 49,708   $128,731   $ 99,320   $ 75,420   $      0   $303,471
  Investment Securities.........................      34,099      5,486     39,585     37,153     71,380          0    148,118
  Interest-Bearing Deposits
     in Other Banks.............................      20,865          0     20,865          0          0          0     20,865
                                                    --------   --------   --------   --------   --------   --------   --------
     Total Earning Assets.......................    $133,987   $ 55,194   $189,181   $136,473   $146,800   $      0   $472,454
       Percent of Total Earning Assets..........        28.4%      11.7%      41.1%      28.9%      31.1%         0%       100%

Interest-Bearing Liabilities:
  Interest-Bearing Deposits and Liabilities
     Demand Deposits (1)........................    $ 12,010   $      0   $ 12,010   $ 48,041   $      0   $      0   $ 60,051
     Savings Deposits (1).......................       7,493          0      7,493     29,974          0          0     37,467
     Time Deposits..............................      47,912     94,909    142,821     59,762          0          0    202,583
     Other Liabilities..........................      46,157     25,087     71,244     25,964         30          0     97,238
  Non-Interest-Bearing Liabilities
     Demand Deposits............................         951          0        951          0          0     37,105     38,056
     Equity.....................................           0          0          0          0          0     37,059     37,059
                                                    --------   --------   --------   --------   --------   --------   --------
     Total Funding Sources......................    $114,523   $119,996   $234,519   $163,741   $     30   $ 74,164   $472,454
       Percent of Total Funding Sources.........        24.2%      25.4%      49.6%      34.7%         0%      15.7%       100%

Interest Sensitivity Gap (Balance Sheet)            $ 19,464   $(64,802)  $(45,338)  $(27,268)  $146,770   $(74,164)  $      0

Off-Balance Sheet                                   $      0   $      0   $      0   $(20,000)  $      0   $ 20,000   $      0

Interest Sensitive Gap                              $ 19,464   $(64,802)  $(45,338)  $(47,268)  $146,770   $(54,164)  $      0

Cumulative Interest-Sensitive Gap                   $ 19,464   $(45,338)  $    N/A   $(92,606)  $ 54,164   $      0   $      0

                                                                                                  Over 5
                                                                            Total                 Years
                                                      0-3        4-12       1 Year      1-5      Non-Rate
                                                     Months     Months      or Less    Years     Sensitive     Total
                                                     ------     ------      -------    -----     ---------     -----
Ratio of Earning Assets to Funding
Sources and Off-Balance Sheet.....................    1.17%      0.46%       0.81%     0.74%       2.71%      1.00%
Cumulative Ratio.................................     1.17%      0.81%        N/A      0.78%       1.00%      1.00%


     (1) Management adjustments reflect the Company's anticipated repricing sensitivity of non-maturity deposit products. Historically, balances on non-maturity deposit accounts have remained relatively stable despite changes in market interest rates. Management has classified certain of these accounts as non-rate sensitive based on management's historical pricing practices and runoff experience. Approximately 80% of the interest-bearing demand deposit account balances and savings account balances are classified as over one year.

          Certain interest-sensitive assets and liabilities are included in the table based on historical repricing experience and expected prepayments in the case of mortgage-backed securities rather than contractual maturities. Non-accruing loans are included in loans at the contractual maturity.

     United Security also uses additional tools to monitor and manage interest rate risk sensitivity. These tools include income simulation analysis and duration analysis. Both analyses are methods of estimating earnings at risk and capital at risk under varying interest rate conditions. They are used to test the sensitivity of net interest income and stockholders' equity to changing levels of interest rates and include adjustments for the expected timing and the magnitude of assets and liability cash flows. Also, these measures capture adjustments for the lag between movements in market interest rates and the movement of administered rates on prime rate loans, interest-bearing transaction accounts, regular savings, and money market savings accounts. Income simulation analysis indicates that United Security is slightly liability sensitive.

Condensed Balance Sheet Duration Analysis

                                                                                          Estimated
                                                                        Book          Modified Duration
                                                                       Value         Down 1%       Up 1%
                                                                      --------       -------      ------
ASSETS
Cash and Due From Banks.............................................  $ 11,593         4.34%       4.34%
Interest Bearing Balances in Other Banks............................    20,866         0.07        0.07
Investment Securities Available-for-Sale............................   148,118         2.13        3.53
Trading Securities..................................................     3,713         0.07        0.07
Loans...............................................................   296,941         2.42        2.47
Premises and Equipment..............................................     9,201         4.43        4.43
Accrued Interest Receivable.........................................     5,057         4.43        4.43
Investment in Limited Partnerships..................................     5,230         4.43        4.43
Other Assets........................................................     8,446         4.43        4.43
                                                                      --------         ----        ----
     Total Assets...................................................  $509,165         2.38%       2.81%
                                                                      ========         ====        ====

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand, Non-Interest Bearing........................................  $ 38,056         4.43%       4.43%
Demand, Interest Bearing............................................    60,051         4.00        3.36
Savings.............................................................    37,467         3.73        3.52
Time Deposits.......................................................   202,582         0.99        1.33
                                                                      --------
     Total Deposits.................................................  $338,156

Other Liabilities...................................................  $  6,143         4.43%       4.43%
Short-Term Borrowing................................................     1,128         0.07        0.07
Long-Term Borrowing.................................................    96,110         0.73        0.73

Shareholders' Equity................................................    67,628         4.36        4.36
                                                                      --------         ----        ----
     Total Liabilities and Shareholders' Equity.....................  $509,165         2.24%       2.29%
                                                                      ========         ====        ====
Modified Duration Differential......................................                   0.13        0.53
*Suggested Change in Market Value of Equity (Pre-tax) ($000)........                $   685     ($2,681)

* The change in the market value of equity should represent the present value of the Company's future earnings exposure to a 1% rise or fall in the interest rates.

     United Security uses a five-step process to calculate the duration of each asset and liability category. The first step is to assemble maturity and repricing data on loans, investments, CD's and other financial instruments with contractual maturities. The second step is to determine how bank management would alter the interest rate for each category of assets and liabilities assuming market interest rates rose or fell 1%. The third step is to combine the maturity analysis and repricing assumptions in order to formulate a modified duration estimate for each category. The fourth step is to calculate a weighted average for total assets and liabilities, and the fifth step is to multiply the modified duration differential as calculated (for both up 1% and down 1% interest rate scenarios) in step four by total assets. Based on the current position of the balance sheet, management believes these present value calculations approximate United Security's aggregate pre-tax earnings exposure for the next 5 years.

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

     As part of the ongoing monitoring of interest-sensitive assets and liabilities, United Security enters into various interest rate contracts ("interest rate protection contracts") to help manage United Security's interest sensitivity. Such contracts generally have a fixed notional principal amount and include (i) interest rate swaps where United Security typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, and (ii) interest rate caps and floors purchased where United Security receives interest if the specified index falls below the floor rate or rises above the cap rate. All interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps and floors classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized. A discussion of interest rate risks, credit risks and concentrations in off-balance sheet financial instruments is included in Note 19 of the "Notes to Consolidated Financial Statements."

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

     Collateral obtained upon exercise of the commitment is determined based on management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land, and other items. The Bank normally does not require collateral for standby letters of credit. As of December 31, 2000, the Bank had outstanding standby letters of credit and commitments to make loans of $6.55 million and $24.1 million, respectively.

     For options written and commitments to purchase securities for forward delivery, the contractual amounts reflect the extent of the Bank's involvement in various classes of financial instruments and do not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures.

     Options are contracts that allow the buyer of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller or writer of the option. As a writer of options, the Bank is paid a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. As of December 31, 2000, the Bank had no outstanding options.

     Commitments to buy and sell securities for delayed delivery require the Bank to buy and sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in securities values and interest rates between the commitment and delivery dates. There were $2.5 million in commitments to sell securities for delayed delivery and no commitments to purchase securities as of December 31, 2000.

     The Bank is prepared to fulfill the above commitments through scheduled maturities of loans and securities along with cash flows from operations, anticipated growth in deposits, and short-term borrowings.

Operating Results

Net Interest Income

     Net interest income (interest income less interest expense) is an effective measurement of how well management has matched interest-rate sensitive assets and interest-bearing liabilities and is United Security's principal source of income. The fluctuations in interest rates materially affect net interest income. The accompanying table analyzes these changes.

     Net interest income increased by $476,535, or 1.6%, in 2000 compared to 6.6% and 24.5% increases in 1999 and 1998 respectively. Volume, rate and yield changes in interest-earning assets and interest-bearing liabilities contributed to the growth in net interest income. Much of this change has resulted from an increase in loan volume and a decrease in investment securities volume since 1997, as a result of a change in earning asset strategy. Average interest-earning assets increased by $30 million, or 7.1%, in 2000, while average interest-bearing liabilities increased $27.3 million. Volume changes of equal amounts in interest-earning assets and interest-bearing liabilities generally increase net interest income because of the spread between the yield on loans and investments and the rates paid on interest-bearing liabilities. In 2000, average interest-earning assets outgained average interest-bearing liabilities by $2.7 million.

     United Security's ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percent of average earning assets. The interest margin was 6.6% in 2000 compared to 7.0% in 1999 and 6.8% in 1998.

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

     Another factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement gives a more accurate representation of the effect market interest rate movements have on interest rate-sensitive assets and liabilities. The average volume of the interest-bearing liabilities as noted in the table, "Distribution of Assets, Liabilities, and Shareholders' Equity, with Interest Rates and Interest Differentials," increased 7.8% in 2000, while the average rate of interest paid increased from 4.38% in 1999 to 4.84% in 2000. Average interest-earning assets increased 7.1% in 2000, while the average yield in earning assets increased from 10.59% in 1999 to 10.64% in 2000.

     The percentage of earning assets funded by interest-bearing liabilities also affects the Bank's interest margin. United Security's earning assets are funded by interest-bearing liabilities, non-interest bearing demand deposits, and shareholders' equity. The net return on earning assets funded by non-interest bearing demand deposits and shareholders' equity exceeds the net return on earning assets funded by interest-bearing liabilities. United Security maintains a relatively consistent percentage of earning assets funded by interest-bearing liabilities. In 2000, 83.2% of the Bank's average earning assets were funded by interest-bearing liabilities as opposed to 82.7% in 1999 and 82.2% in 1998. Net interest income is improved as earning assets are funded by a decreasing percentage of interest-bearing liabilities.

Summary of Operating Results


                                                         Year Ended December 31,
                                                     ---------------------------------
                                                      2000          1999         1998
                                                     -------      -------      -------
                                                         (In Thousands of Dollars)
Total Interest Income..............................  $48,323      $44,919      $43,255
Total Interest Expense.............................   18,292       15,365       15,518
                                                     -------      -------      -------
Net Interest Income................................   30,031       29,554       27,737
Provision for Loan Losses..........................    6,837        4,305        3,187
                                                     -------      -------      -------
Net Interest Income After Provision for
  Loan Losses......................................   23,194       25,249       24,550
Non-Interest Income................................    4,883        4,747        4,558
Non-Interest Expense...............................   19,106       18,534       17,008
                                                     -------      -------      -------
Income Before Income Taxes.........................    8,971       11,462       12,100
Applicable Income Taxes............................    2,193        3,302        3,521
                                                     -------      -------      -------
Net Income.........................................  $ 6,778      $ 8,160      $ 8,579
                                                     =======      =======      =======

Changes in Interest Earned and Interest Expense Resulting from
Changes in Volume and Changes in Rates



                                     2000 Compared to 1999            1999 Compared to 1998           1998 Compared to 1997
                                 -----------------------------    -----------------------------    --------------------------
                                      Increase  (Decrease)             Increase  (Decrease)            Increase  (Decrease)
                                        Due to Change In:                Due to Change In:               Due to Change In:
                                 -----------------------------    -----------------------------    --------------------------
                                            Average                          Average                         Average
                                  Volume      Rate       Net       Volume      Rate       Net      Volume      Rate      Net
                                 --------   -------    -------    -------    --------   -------    -------   -------   ------
                                                              (In Thousands of Dollars)
Interest Earned On:
  Loans........................  $ 4,760    $ 2,912    $ 7,672    $ 3,183    $ 1,196    $ 4,379    $2,200    $4,233    $6,433
  Taxable Investments..........     (649)    (2,040)    (2,689)      (799)    (1,995)    (2,794)     (862)      300      (562)
  Non-Taxable Investments......     (238)       214        (24)        50          9         59      (156)     (111)     (267)
  Federal Funds................       36         72        108         29         (9)        20        (2)        4         2
                                 -------    -------    -------    -------    -------    -------    -------   --------  -------
     Total Interest-
       Earnings Assets.........    3,909      1,158      5,067      2,463       (799)     1,664     1,180     4,426     5,606
                                 -------    -------    -------    -------    -------    -------    -------   --------  -------
Interest Expense On:
  Demand Deposits..............      (27)      (328)      (355)         2       (314)      (312)     (118)     (139)     (257)
  Savings Deposits.............      (58)       (89)      (147)       (50)       (91)      (141)      (57)      (24)      (81)
  Time Deposits................      730        544      1,274        401       (260)       141      (770)      328      (442)
  Other Liabilities............    1,859        143      2,002        369       (210)       159       982       (60)      922
                                 -------    -------    -------    -------    -------    -------    -------   --------  -------
     Total Interest-
       Bearing Liabilities.....    2,504        270      2,774        722       (875)      (153)       37       105       142
                                 -------    -------    -------    -------    -------    -------    -------   --------  -------
Increase in Net
  Interest Income..............  $ 1,405    $   888    $ 2,293    $ 1,741    $    76    $ 1,817    $1,143    $4,321    $5,464
                                 =======    =======    =======    =======    =======    =======    =======   =======   =======

Provision for Loan Losses

     The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $5.9 million during the year, an increase of $2.0 million over the prior year, and accordingly a provision of $6.8 million was expensed for loan losses in 2000. The allowance is at 2.2% of total loans outstanding at December 31, 2000. The increase was due to the unsatisfactory performance of the ALC loan portfolio. For additional information and discussion of the allowance for loan losses, refer to the section entitled "Loans and Allowances for Loan Losses."

Non-Interest Income

     Non-interest income consists of revenues generated by a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales and trading activities. In addition, gains and losses from the sale of investment portfolio securities and option transactions are included in non-interest income.

     The Bank opened a new office in 1998 and two new offices in 1999. ALC opened five offices in 1998, added eight in 1999 and closed one office in 2000 for a total of thirty-two offices. The Bank introduced an overdraft protection product in 2000 called "Bounce Protection". This product allows for automatic payment of a non-sufficient fund check, and the fees generated contributed to the 12% increase in service and other charges on deposit accounts. These events coupled with the Bank's Bond Division activities contributed to a $135,862, or 2.9%, increase in non-interest income in 2000 compared to $189,016 and $197,306 increases in 1999 and 1998, respectively.

     Non-recurring items of non-interest income include all the securities gains (losses) discussed in a previous section. Investment securities had a net gain of $15,330, and trading securities had a net gain of $112,003 for a total gain of $127,333 in 2000 compared to a $533,806 gain in 1999 and a $410,987 gain in
1998. Income generated in the area of securities gains and losses is dependent on many factors including investment portfolio strategies, interest rate changes, and the short, intermediate, and long-term outlook for the economy.

     The Bank organized a wholly-owned subsidiary, FUSB Reinsurance, Inc., in 2000. This Company reinsures or "underwrites" credit life, credit accident and health insurance policies sold to the Bank's consumer loan customers. FUSB Reinsurance, Inc. is responsible for the first level of risk on the policies up to a specified maximum amount, and the primary third party insurer retains the remaining risk. As a result, more credit life insurance commissions were retained and are reflected in the $400,909 increase in 2000.

     United Security continues to search for new sources of non-interest income. These sources will come from innovative ways of performing banking services now as well as providing new services in the future such as electronic banking. This philosophy can be seen in the Bond Division organized in 1996. This division of the Bank was formed to offer bond services to community banks and contributed $391,226 to non-interest income in 2000 compared to $426,230 in 1999 and $402,194 in 1998. The reinsurance company is another example of this philosophy.

Non-Interest Expense

     Non-interest expense consists primarily of four major categories: salaries and employee benefits, occupancy expense, furniture and equipment expense, and other expense. These expenses have been impacted by the start-up of fourteen new offices of ALC in the last three years for a total of thirty-two offices and the opening of three new offices of the Bank in the same period. However, 2000 was marked by an emphasis on evaluating profitability of locations and actually resulted in a reduction in personnel. These events impacted the ratio of non-interest expense to average assets; however, the ratio remained stable during the period at 3.9%, 4.0% and 3.8% in 2000, 1999 and 1998, respectively.

     Total salaries and benefits increased $450,796, or 4.2%, in 2000. This increase is attributable to normal merit adjustments, net of staff reduction of 4.8%. The increases of 10.1% in 1999 and 24.8% in 1998 were due to staffing needs of the new offices opened by ALC and the Bank during that period. At December 31, 2000, United Security had 300 full-time equivalent employees compared to 315 in 1999. The reduction in staff was accomplished by closing one ALC office and a continued effort to consolidate and manage the attrition as a result of the bank merger in 1997 between First Bank and Trust and United Security Bank.

     United Security sponsors an Employee Stock Ownership Plan with 401 (k) provisions. The Company made matching contributions totaling $471,393, $451,483 and $376,120 in 2000, 1999, and 1998, respectively.

     Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes, and other expenses associated with maintaining seventeen banking offices and thirty-two finance company offices. The Company owns all but one banking office, and all ALC offices are leased. Net occupancy expense increased 11.2% in 2000, 12.3% in 1999, and 21.3% in 1998. The increases reflect the new offices opened by ALC and the Bank in 1999 and 1998.

     Furniture and equipment expense increased 5.3% in 2000, 6.9% in 1999 and 5.3% in 1998. These increases relate to rising price levels and increased depreciation and service contract expenses associated with new office equipment needs.

     Other expenses consist of stationery, printing supplies, advertising, postage, telephone, legal and other professional fees, other non-credit losses, and other insurance including deposit insurance, and other miscellaneous expenses. Other expenses decreased 1.9% in 2000, increased 6.5% in 1999 and decreased 8.3% in 1998. The decrease in 2000 was due in part to a reduction in telephone expense of $56,072, which resulted from efficiency management, new technology utilization, and a negotiated rate reduction. Refer to Note 15 to the consolidated financial statements for an analysis of the significant components of other expenses.

Provision for Income Taxes

     Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax asset. Management believes that the subsidiaries may be able to generate sufficient operating earnings to realize the deferred tax benefits. However, a portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. Because of these uncertainties, a valuation allowance has been established. Management periodically evaluates the realizability of the deferred tax asset and, if necessary, adjusts the valuation allowance accordingly.

     United security's provision for income taxes decreased 33.6% in 2000. This decrease was caused primarily by a 21.7% decrease in income before taxes. The Company's effective income tax rates for 2000, 1999, and 1998 were 24%, 29%, and 29%, respectively. Note 10 to the Consolidated Financial Statements provides additional information about the provision for income taxes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Information required by this item is contained in Item 7 herein under the heading "Liquidity and Interest Rate Sensitivity Management."

Item 8.  Financial Data and Supplementary Data.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United Security Bancshares, Inc.:

     We have audited the accompanying consolidated statements of condition of UNITED SECURITY BANCSHARES, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                /s/ Arthur Andersen LLP

Birmingham, Alabama
February 2, 2001

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

                          DECEMBER 31, 2000 AND 1999


                                                                              2000          1999
                                                                             -----          ----
                      ASSETS
CASH AND DUE FROM BANKS................................................. $ 11,593,193   $ 12,222,761
INTEREST BEARING DEPOSITS IN OTHER BANKS................................   20,865,281        665,663
                                                                         ------------   ------------
         Total cash and cash equivalents................................   32,458,474     12,888,424
INVESTMENT SECURITIES AVAILABLE FOR SALE................................  148,118,464    157,873,943
TRADING SECURITIES......................................................    3,712,997              0
LOANS, net of allowance for loan losses of $6,529,155 and
         $5,579,072, respectively.......................................  296,941,478    276,172,120
PREMISES AND EQUIPMENT, net of accumulated depreciation
         of $10,388,009 and $9,432,896, respectively....................    9,200,648      9,541,383
ACCRUED INTEREST RECEIVABLE.............................................    5,056,736      5,663,118
INVESTMENT IN LIMITED PARTNERSHIPS......................................    5,230,193      5,469,829
OTHER ASSETS............................................................    8,445,853      8,989,879
                                                                         ------------   ------------
         Total assets................................................... $509,164,843   $476,598,696
                                                                         ============   ============

            LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
    Demand, noninterest bearing......................................... $ 38,055,878   $ 39,235,317
    Demand, interest bearing............................................   60,051,045     60,309,668
    Savings.............................................................   37,466,963     39,102,161
    Time, $100,000 and over.............................................   54,920,252     46,053,294
    Other time..........................................................  147,662,320    142,050,237
                                                                         ------------   ------------
         Total deposits.................................................  338,156,458    326,750,677
OTHER LIABILITIES.......................................................    6,142,552      5,403,417
SHORT-TERM BORROWINGS...................................................    1,127,807     17,044,989
LONG-TERM DEBT..........................................................   96,110,381     65,728,802
                                                                          -----------    -----------
         Total liabilities..............................................  441,537,198    414,927,885
                                                                          -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS' EQUITY:
Common stock, par value $.01 per share; 10,000,000 shares authorized;
    3,634,431 and 3,632,081 shares issued, respectively.................       36,344         36,320
Surplus.................................................................    8,768,978      8,727,877
Accumulated other comprehensive income (loss), net of tax...............      669,966     (1,752,880)
Retained earnings.......................................................   58,404,177     54,911,314
Treasury stock, 64,000 shares at cost...................................     (251,820)      (251,820)
                                                                         ------------   ------------
         Total shareholders' equity.....................................   67,627,645     61,670,811
                                                                         ------------   ------------
         Total liabilities and shareholders' equity..................... $509,164,843   $476,598,696
                                                                         ============   ============



 The accompanying notes are an integral part of these consolidated statements.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998




                                                                2000         1999         1998
                                                                ----         ----         ----
INTEREST INCOME:
   Interest and fees on loans.............................. $37,068,571  $33,776,492  $29,397,310
   Interest on investment securities available for sale:
      Taxable..............................................   9,209,478    9,229,339   12,087,389
      Tax-exempt...........................................   1,445,327    1,527,535    1,468,851
   Other interest and dividends............................     327,257      223,114      188,786
                                                            -----------  -----------  -----------
                                                             10,982,062   10,979,988   13,745,026
   Interest on trading account securities..................      67,095       45,335       15,267
   Interest on federal funds sold..........................     205,049      117,424       97,350
                                                            -----------  -----------  -----------
      Total interest income................................  48,322,777   44,919,239   43,254,953

INTEREST EXPENSE:
   Interest on deposits....................................  13,266,859   12,183,430   12,495,765
   Interest on short-term borrowings.......................     210,284      254,008      230,738
   Interest on long-term debt..............................   4,815,017    2,927,719    2,791,794
                                                            -----------  -----------  -----------
                                                             18,292,160   15,365,157   15,518,297
                                                            -----------  -----------  -----------
NET INTEREST INCOME........................................  30,030,617   29,554,082   27,736,656

PROVISION FOR LOAN LOSSES..................................   6,837,463    4,305,450    3,187,103
                                                            -----------  -----------  -----------
   Net interest income after provision for loan losses.....  23,193,154   25,248,632   24,549,553

NONINTEREST INCOME:
   Service and other charges on deposit accounts...........   2,293,328    2,044,260    2,067,722
   Credit life insurance commissions.......................   1,054,434      653,525      670,694
   Investment securities gains (losses), net...............      15,330      533,806      410,987
   Trading securities gains (losses), net..................     112,003            0            0
   Other income............................................   1,407,925    1,515,567    1,408,738
                                                            -----------  -----------  -----------
      Total noninterest income.............................   4,883,020    4,747,158    4,558,141

NONINTEREST EXPENSE:
   Salaries and employee benefits..........................  11,206,133   10,755,337    9,766,080
   Furniture and equipment expense.........................   1,645,441    1,562,705    1,461,872
   Occupancy expense.......................................   1,326,296    1,192,610    1,061,902
   Other expense...........................................   4,928,084    5,023,291    4,718,118
                                                            -----------  -----------  -----------
      Total noninterest expense............................  19,105,954   18,533,943   17,007,972
                                                             ----------   ----------   ----------
INCOME BEFORE INCOME TAXES.................................   8,970,220   11,461,847   12,099,722

PROVISION FOR INCOME TAXES.................................   2,192,562    3,302,131    3,521,072
                                                            -----------  -----------  -----------
NET INCOME................................................. $ 6,777,658  $ 8,159,716  $ 8,578,650
                                                            ===========  ===========  ===========
AVERAGE NUMBER OF SHARES OUTSTANDING.......................   3,570,131    3,561,051    3,543,325
                                                            ===========  ===========  ===========
NET INCOME PER SHARE:
   Basic...................................................       $1.90        $2.29        $2.42
                                                            ===========  ===========  ===========
   Diluted.................................................       $1.89        $2.28        $2.40
                                                            ===========  ===========  ===========
DIVIDENDS PER SHARE........................................        $.92         $.84         $.76
                                                            ===========  ===========  ===========

 The accompanying notes are an integral part of these consolidated statements.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                         Accumulated
                                                                            Other                                        Total
                                                 Common                 Comprehensive    Retained       Treasury      Shareholders'
                                                  Stock     Surplus     Income (loss)    Earnings     Stock, at Cost     Equity
                                                 -------   ----------   -------------  ------------   --------------  -------------
BALANCE AT DECEMBER 31, 1997.................... $36,018   $8,057,792     $1,012,620    $43,858,538    $(254,420)    $52,710,548

  Comprehensive income:
    Net income..................................       0            0              0      8,578,650            0       8,578,650
    Net change in unrealized gain (loss)
      on securities available for sale,
      net of tax................................       0            0      1,808,936              0            0       1,808,936
                                                                                                                     -----------
    Comprehensive income........................                                                                      10,387,586
  Dividends declared............................       0            0              0     (2,693,596)           0      (2,693,596)
  Sale of treasury stock........................       0          651              0              0        2,600           3,251
  Exercise of stock options.....................      91      160,208              0              0            0         160,299
                                                  -------   ----------     ----------    -----------    ---------    -----------
BALANCE AT DECEMBER 31, 1998....................  36,109    8,218,651      2,821,556     49,743,592     (251,820)     60,568,088

  Comprehensive income:
    Net income..................................       0            0              0      8,159,716            0       8,159,716
    Net change in unrealized gain (loss)
      on securities available for sale,
      net of tax................................       0            0     (4,574,436)             0            0      (4,574,436)
                                                                                                                     -----------
    Comprehensive income........................                                                                       3,585,280
  Dividends declared............................       0            0              0     (2,991,994)           0      (2,991,994)
  Exercise of stock options.....................     211      509,226              0              0            0         509,437
                                                 -------   ----------     ----------    -----------    ---------     -----------
BALANCE AT DECEMBER 31, 1999....................  36,320    8,727,877     (1,752,880)    54,911,314     (251,820)     61,670,811

  Comprehensive income:
    Net income..................................       0            0              0      6,777,658            0       6,777,658
    Net change in unrealized gain (loss)
      on securities available for sale,
      net of tax................................       0            0      2,422,846              0            0       2,422,846
                                                                                                                     -----------
    Comprehensive income........................                                                                       9,200,504
  Dividends paid................................       0            0              0     (3,284,795)           0      (3,284,795)
  Exercise of stock options.....................      24       41,101              0              0            0          41,125
                                                 -------   ----------      ---------    -----------    ---------     -----------
BALANCE AT DECEMBER 31, 2000.................... $36,344   $8,768,978      $ 669,966    $58,404,177    $(251,820)    $67,627,645
                                                 =======   ==========      =========    ===========    =========     ===========

 The accompanying notes are an integral part of these consolidated statements.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                           2000             1999          1998
                                                                           ----             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..........................................................  $  6,777,658   $   8,159,716   $  8,578,650
 Adjustments:
  Depreciation.......................................................     1,179,153         878,828        797,959
  Provision for loan losses..........................................     6,837,463       4,305,450      3,187,103
  Deferred income tax expense (benefit)..............................      (324,436)        505,053     (1,191,833)
  Amortization of intangibles........................................       389,643         549,720        636,651
  Gain on sale of securities, net....................................       (15,330)       (533,806)      (410,987)
  Amortization of premium and discounts, net.........................       122,266         937,849        630,654
     Changes in assets and liabilities:
     (Increase) decrease in accrued interest receivable..............       606,382      (1,142,335)      (472,115)
     (Increase) decrease in other assets.............................      (975,303)       (117,638)       154,628
     Increase (decrease) in interest payable.........................        87,689        (362,578)       218,808
     Increase (decrease) in other liabilities........................       651,446        (561,139)       706,108
                                                                        ------------   -------------   ------------
     Net cash provided by operating activities.......................    15,336,631      12,619,120     12,835,626
                                                                        ------------   -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investment securities available for sale...............   (13,830,038)   (102,868,215)   (81,139,966)
 Proceeds from sales of investment securities available for sale.....    11,592,680      49,314,030     38,509,727
 Proceeds from maturities and prepayments of investment
 securities available for sale.......................................    13,565,973      52,470,612     54,511,409
 Purchases of Federal Home Loan Bank stock...........................    (1,516,101)       (494,100)      (746,700)
 Loan (originations) and principal repayments, net...................   (27,367,185)    (46,653,191)   (22,311,330)
 Purchase of premises and equipment, net.............................      (838,418)     (2,195,204)    (2,185,886)
                                                                        ------------   -------------   ------------
     Net cash used in investing activities...........................   (18,393,089)    (50,426,068)   (13,362,746)
                                                                        ------------   -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in customer deposits...................................     11,405,781         106,096      4,226,208
 Net increase (decrease) in short-term borrowings....................    (15,917,182)     17,033,247     (3,901,079)
 Proceeds from FHLB advances and other borrowings....................     43,000,000      20,000,000     30,000,000
 Repayment of FHLB advances and other borrowings.....................    (12,618,421)    (10,118,421)   (15,118,421)
 Proceeds from issuance of common stock..............................         41,125         509,437        160,299
 Dividends paid......................................................     (3,284,795)     (3,666,013)    (2,550,690)
 Proceeds from sale of treasury stock................................              0               0          3,251
                                                                        ------------   -------------   ------------
     Net cash provided by financing activities.......................     22,626,508      23,864,346     12,819,568
                                                                        ------------   -------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................     19,570,050     (13,942,602)    12,292,448

CASH AND CASH EQUIVALENTS, beginning of year.........................     12,888,424      26,831,026     14,538,578
                                                                        ------------   -------------   ------------
CASH AND CASH EQUIVALENTS, end of year...............................   $ 32,458,474   $  12,888,424   $ 26,831,026
                                                                        ============   =============   ============

 The accompanying notes are an integral part of these consolidated statements.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998


1.  DESCRIPTION OF BUSINESS

    United Security Bancshares, Inc. (the "Company" or "USB") and its subsidiary, First United Security Bank (the "Bank" or "FUSB") provide commercial banking services to customers located primarily in Clarke, Choctaw, Bibb, and surrounding counties in Alabama and Mississippi. The Company also owns all of the stock of First Security Courier Corporation, ("FSCC") an Alabama corporation. FSCC is a courier service organized to transport items for processing to the Federal Reserve for financial institutions located in Southwest Alabama.

    The Bank owns all of the stock of Acceptance Loan Company, Inc. ("Acceptance" or "ALC"), an Alabama corporation. Acceptance is a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. Acceptance has offices located within the communities served by the Bank as well as offices outside the Bank's market area in north and southeast Alabama, eastern Mississippi, and northwest Florida. The Bank also owns all of the stock of FUSB Reinsurance, Inc. ("Reinsurance"), an Arizona corporation. Reinsurance is an insurance company that was created to underwrite credit life and accidental death insurance related to loans written by the Bank and ALC. The Bank also invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company, FSCC, the Bank and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Bank's investment in limited partnerships is carried on an unconsolidated basis under either the equity or cost method based on the percentage of ownership and influence over operations.

    Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Federal funds are generally sold for one-day periods.

    Supplemental disclosures of cash flow information and noncash transactions related to cash flows for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                   2000         1999         1998
                                                   ----         ----         ----
Cash paid during the period for:
   Interest................................... $18,204,471  $15,296,156  $15,284,661
   Income taxes...............................   1,735,284    3,823,494    3,648,211

Supplemental schedule of noncash investment
  and financing activities:
    Dividends declared but unpaid.............           0       12,061      686,080

    Securities

    Securities may be held in three portfolios: trading account securities, held to maturity securities, and securities available for sale. Trading account securities are carried at market value, with unrealized gains and losses included immediately in other income. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available for sale are carried at market value, with any unrealized gains or losses excluded from earnings and reflected, net of tax, as a separate component of shareholders' equity in accumulated other comprehensive income. Investment securities available for sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning, or other valid business purposes. The Company held no securities in its held to maturity portfolio at December 31, 2000 and 1999.

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

    Derivative Financial Instruments

    To hedge interest rate exposure, the Company has used derivative financial instruments consisting of interest rate swaps, caps, and floors which have been accounted for using the accrual method. Net interest income or expense related to interest rate swaps, caps, and floors has been recorded over the life of the agreement as an adjustment to net interest income. The premiums paid for the caps and floors have been amortized straight-line over the life of the agreement. Changes in the estimated fair values of derivative financial instruments used as hedges have not been reflected in the financial statements until realized. Gains or losses realized on the sales or terminations of interest rate swaps have been deferred and amortized into interest income over the maturity period of the contract.

    The Company's criteria for use of derivatives as hedges has included reduction of the risk associated with the exposure being hedged and designation of such derivatives as a hedge at the inception of the derivative contract. Derivatives that do not meet these criteria are carried at fair value with changes in value recognized currently in earnings.

    See also "Recent Accounting Pronouncements."

    Loans and Interest Income

    Loans are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs, and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to yield of the related loans.

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

    Long-Lived Assets

    Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Goodwill and core deposit intangibles are included in other assets and are amortized using the straight-line method. Goodwill is being amortized over 20 years and core deposits from six to ten years. Impairment of long-lived assets is evaluated by management based upon an event or changes in circumstances surrounding the underlying assets which indicate long-lived assets may be impaired.

    Other Real Estate

    Real estate properties acquired through, or in lieu of, loan foreclosures are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Costs to maintain or hold the property are expensed and amounts incurred to improve the property, to the extent that fair value is not exceeded, are capitalized. Valuations are periodically performed by management, and a valuation allowance is established by a charge to income if the carrying value of a property exceeds its fair value less the estimated costs to sell. Other real estate aggregated $188,825 and $295,468 at December 31, 2000 and 1999,
    respectively, and is included in other assets.

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

    Earnings Per Share

    Basic earnings per share ("EPS") are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed in the same manner as fully diluted EPS presented in earlier periods, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive securities.

    The following table represents the earnings per share calculations for the years ended December 31, 2000, 1999, and 1998:

                                                                      Weighted
                                                           Net         Average    Earnings
             For the Years Ended                         Income        Shares     Per Share
December 31, 2000:
   Net income........................................  $6,777,658
                                                       ----------
   Basic earnings per share..........................   6,777,658     3,570,131     $1.90
                                                                                    =====
   Dilutive securities...............................           0         9,695
                                                       ----------     ---------
   Diluted earnings per share........................  $6,777,658     3,579,826     $1.89
                                                       ==========     =========     =====

December 31, 1999:
   Net income........................................  $8,159,716
                                                       ----------
   Basic earnings per share..........................   8,159,716     3,561,051     $2.29
                                                                                    =====
   Dilutive securities...............................           0        20,340
                                                       ----------     ---------
   Diluted earnings per share........................  $8,159,716     3,581,391     $2.28
                                                       ==========     =========     =====

December 31, 1998:
   Net income........................................  $8,578,650
                                                       ----------
   Basic earnings per share..........................   8,578,650     3,543,325     $2.42
                                                                                    =====
   Dilutive securities...............................           0        27,056
                                                       ----------     ---------
   Diluted earnings per share........................  $8,578,650     3,570,381     $2.40
                                                       ==========     =========     =====

    Use of Estimates

    The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with generally accepted accounting principles ("GAAP") in the United States and with general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

    A substantial portion of the Company's loans is secured by real estate in its primary market area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a portion of the carrying amount of foreclosed real estate are susceptible to changes in economic conditions in the Company's primary market.

    Reclassifications

    Certain 1999 and 1998 balances have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on previously reported net income.

    Recent Accounting Pronouncements

    During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities, requiring companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. During 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

    On January 1, 2001, the Company adopted SFAS No. 133. The effect of adopting SFAS No. 133 will be shown as a charge to the Company's results of operations in the first quarter of 2001 as a cumulative effect of a change in accounting principle decreasing net income and other comprehensive income by approximately $200,000 and $24,000, respectively.

    In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 provided accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosure relating to securitization transactions and collateral for fiscal years which ended after December 15, 2000. Based on the Company's current operating activities, management believes that the implementation of this Statement will not have a material impact on the Company's financial condition or results of operations and no disclosure related to securitizations is necessary for the fiscal year ended December 31, 2000.

3.  INVESTMENT SECURITIES

    Details of investment securities available for sale at December 31, 2000 and 1999 are as follows:

                                                                   December 31, 2000
                                               ------------------------------------------------------
                                                                 Gross       Gross          Estimated
                                                Amortized      Unrealized  Unrealized         Fair
                                                   Cost          Gains       Losses           Value
                                               ------------   ------------  -----------    ------------
Obligations of states, counties, and
   political subdivisions..................... $ 21,687,190    $  492,885    $      0      $ 22,180,075
U.S. treasury securities and obligations
   of U.S. government agencies................    4,773,709        51,054           0         4,824,763
Mortgage-backed securities....................  115,568,591       508,168     (83,911)      115,992,848
Equity securities.............................      200,123       103,599           0           303,722
Corporate notes...............................       11,306           150           0            11,456
FHLB stock....................................    4,805,600             0           0         4,805,600
                                               ------------    ----------    --------      ------------
   Total...................................... $147,046,519    $1,155,856    $(83,911)     $148,118,464
                                               ============    ==========    ========      ============




                                                                   December 31, 1999
                                           -----------------------------------------------------------
                                                                Gross        Gross         Estimated
                                             Amortized       Unrealized    Unrealized        Fair
                                               Cost             Gains        Losses          Value
                                           -----------       ----------    -----------    ------------
Obligations of states, counties, and
    political subdivisions................  $ 24,550,127        $     0    $  (178,371)   $ 24,371,756
U.S. treasury securities and obligations
    of U.S. government agencies...........     2,890,727              0        (46,340)      2,844,387
Mortgage-backed securities................   129,736,586         23,363     (2,633,855)    127,126,094
Equity securities.........................       200,123         30,948              0         231,071
Corporate notes...........................        11,488              0           (353)         11,135
FHLB stock................................     3,289,500              0              0       3,289,500
                                            ------------        -------    -----------    ------------
           Total..........................  $160,678,551        $54,311    $(2,858,919)   $157,873,943
                                            ============        =======    ===========    ============


The scheduled maturities of investment securities available for sale at December 31, 2000 are presented in the following table:

                                                               Estimated
                                                  Amortized      Fair
                                                     Cost        Value
                                               -------------  ------------
Maturing within one year......................  $  2,118,019  $  3,252,220
Maturing after one but before five years......     5,745,858     5,809,540
Maturing after five but before fifteen years..    26,341,695    26,739,490
Maturing after fifteen years..................   107,835,224   107,207,892
Equity securities and FHLB stock..............     5,005,723     5,109,322
                                               -------------  ------------
           Total..............................  $147,046,519  $148,118,464
                                               =============  ============

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

Investment securities available for sale with a carrying value of $90,360,095 and $75,431,232 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes.

Gross gains realized on sales of securities available for sale were $15,330 in 2000, $1,112,574 in 1999, and $1,240,170 in 1998. Gross realized losses on those sales were $0 in 2000, $578,768 in 1999, and $829,183 in 1998.  Gross
realized gains on trading account securities were $115,058 in 2000, and gross realized losses on those sales were $3,055. No gains or losses were recognized on trading securities in 1999 and 1998.

4.  LOANS
At December 31, 2000 and 1999, the composition of the loan portfolio was as follows:

                                                         2000         1999
                                                         ----         ----
    Commercial, financial, and agricultural........ $ 41,507,487  $ 39,996,482
    Real estate mortgage...........................  180,627,051   156,978,808
    Installment....................................   87,713,442    90,599,352
    Less:
      Allowance for loan losses....................    6,529,155     5,579,072
      Unearned interest, commissions, and fees.....    6,377,347     5,823,450
                                                    ------------  ------------
          Total.................................... $296,941,478  $276,172,120
                                                    ============  ============


The Bank grants commercial, real estate, and installment loans to customers primarily in Clarke, Choctaw, Bibb, and surrounding counties in southwest Alabama, northwest Florida, and southeast Mississippi. Although the Bank has a diversified loan portfolio, the ability of a substantial number of the Bank's loan customers to honor their obligations is dependent upon the timber and timber-related industries. At December 31, 2000, approximately $36,037,213 of the Bank's loan portfolio consisted of loans to customers in the timber and timber-related industries. In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and Bank, including companies with which they are associated. These loans are made on substantially the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 2000 and 1999 were $2,073,205 and $2,073,267, respectively.
During the year ended December 31, 2000, new loans to these parties totaled $2,305,979 and repayments were $2,306,041.

A summary of the transactions in the allowance for loan losses follows:

                                                      2000          1999          1998
                                                      ----          ----          ----
    Balance at beginning of year................. $ 5,579,072   $ 4,989,173   $ 4,045,844
    Acquired in branch acquisitions..............           0       242,887             0
    Provision for loan losses....................   6,837,463     4,305,450     3,187,103
    Loans charged off............................  (6,481,402)   (4,472,699)   (2,589,300)
    Recoveries of loans previously charged off...     594,022       514,261       345,526
                                                  -----------   -----------   -----------
    Balance at end of year....................... $ 6,529,155   $ 5,579,072   $ 4,989,173
                                                  ===========   ===========   ===========

At December 31, 2000, the Company had one loan considered to be impaired. The amount of this loan, which is on nonaccrual, is $455,317 and the related allowance is $227,659. The average recorded investment in impaired loans during the year ended December 31, 2000 was approximately $456,393. For the year ended December 31, 2000, the Company did not recognize interest income on the impaired loan during the period the loan was considered impaired. The Company had approximately $457,468 in loans considered to be impaired at December 31, 1999.

Loans on which the accrual of interest has been discontinued amounted to $2,103,776 and $1,725,008 at December 31, 2000 and 1999, respectively. If interest on those loans had been accrued, such income would have approximated $193,983, $247,391, and $339,710 for 2000, 1999, and 1998,
respectively. Interest income actually recorded on those loans amounted to $30,374, $211,264, and $298,335 for 2000, 1999, and 1998, respectively.

5.  PREMISES AND EQUIPMENT

Premises and equipment and their depreciable lives are summarized as follows:
                                                          2000        1999
                                                          ----        ----
   Land............................................. $ 1,137,437  $ 1,037,436
   Premises (40 years)..............................   9,132,750    8,539,348
   Furniture, fixtures, and equipment (3-7 years)...   9,318,470    9,397,495
                                                     -----------  -----------
                                                      19,588,657   18,974,279
   Less accumulated depreciation....................  10,388,009    9,432,896
                                                     -----------  -----------
        Total....................................... $ 9,200,648  $ 9,541,383
                                                     ===========  ===========

Depreciation expense of $1,179,153, $878,828, and $797,959 was recorded in 2000, 1999, and 1998, respectively, on premises and equipment.

6.  INVESTMENT IN LIMITED PARTNERSHIPS

The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under either the equity or cost method based on the percentage ownership and influence over operations. The Bank's interest in these partnerships was $5,230,193 and $5,469,829 at December 31, 2000 and 1999, respectively.
Losses related to these partnerships amounted to approximately $176,000, $119,000, and $128,000 for 2000, 1999, and 1998 respectively. Management analyzes these investments annually for potential impairment.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank's carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships.

The Bank has remaining cash commitments to these partnerships at December 31, 2000 in the amount of approximately $36,000.

7.  DEPOSITS

At December 31, 2000, the scheduled maturities of the Bank's time deposits greater than $100,000 are as follows:

                  2001.................. $36,459,628
                  2002..................  11,267,178
                  2003..................   3,034,707
                  2004..................     552,175
                  2005 and thereafter...   3,606,564
                                         -----------
                                         $54,920,252
                                         ===========

Additionally, included in the Bank's other time deposits at December 31, 2000 are $7,955,940 in state and municipal time deposits greater than $100,000 and maturing within one year.

8.  SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase which generally mature within one to four days from the transaction date, treasury tax and loan deposits which are withdrawable on demand, and FHLB advances with original maturities in less than one year.

Information concerning short-term borrowings is as follows:

                                                                         2000
                                                       ----------------------------------------
                                                                                       Treasury
                                                        Federal                         Tax and
                                                         Funds       Repurchase          Loan
                                                       Purchased     Agreements        Deposits
                                                       ---------     ----------        --------
    Average balance during the year.................. $ 2,313,251        $0           $  880,035
                                                       ==========        ==           ==========
    Average interest rate during the year............        6.63%        0%                6.47
                                                       ==========        ==           ==========
    Maximum month-end balance during the year........ $17,900,000        $0           $2,507,037
                                                       ==========        ==           ==========

At December 31, 2000, the Bank has $48.0 million in available federal fund lines from correspondent banks.


                                                                         2000
                                                       ----------------------------------------
                                                                                       Treasury
                                                        Federal                         Tax and
                                                         Funds       Repurchase          Loan
                                                       Purchased     Agreements        Deposits
                                                       ---------     ----------        --------

    Average balance during the year................. $ 4,070,482       $82,914       $  765,458
                                                     ===========       =======       ==========
    Average interest rate during the year...........        5.07%         5.46%            5.66%
                                                     ===========       =======       ==========
    Maximum month-end balance during the year....... $14,600,000       $82,914       $2,504,952
                                                     ===========       =======       ==========

9.  LONG-TERM DEBT

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

The following summarizes information concerning Federal Home Loan Bank advances and other borrowings:

                                                   2000          1999
                                               -----------   -----------
  Average balance during the year............. $83,401,923   $57,781,427
  Maximum month-end balance during the year...  96,110,381    65,788,012
  Average rate paid during the year...........        5.77%         5.07%
  Weighted average remaining maturity.........  5.18 years    6.14 years

Scheduled maturities of Federal Home Loan Bank advances during 2001 are approximately $10 million. There are no scheduled maturities in 2002. In 2003, there are $35 million in scheduled maturities. In years subsequent to 2003, maturities total approximately $51.1 million.

At December 31, 2000, the Bank has $26.4 million in available credit from the Federal Home Loan Bank.

10.  INCOME TAXES
The consolidated provisions (benefits) for income taxes for the years ended December 31 were as follows:

                          2000        1999         1998
                      ----------   ----------  -----------
  Federal
     Current......... $2,036,092   $2,441,731  $ 4,146,035
     Deferred........   (288,305)     449,361   (1,059,525)
                      ----------   ----------  -----------
                       1,747,787    2,891,092    3,086,510
                      ----------   ----------  -----------
  State
     Current.........    480,906      355,347      566,870
     Deferred........    (36,131)      55,692     (132,308)
                      ----------   ----------  -----------
                         444,775      411,039      434,562
                      ----------   ----------  -----------
  Total.............. $2,192,562   $3,302,131  $ 3,521,072
                      ==========   ==========  ===========

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 34% to pretax earnings for the following reasons:

                                                          2000         1999         1998
                                                       ----------   ----------  -----------
  Income tax expense at federal statutory rate.......  $3,049,875   $3,897,028   $4,113,755
  Increase (decrease) resulting from:
     Tax-exempt interest.............................    (548,993)    (508,501)    (561,148)
     State income tax expense net of federal income
        tax benefit..................................     293,552      271,286      286,810
     Low income housing tax credits..................    (600,000)    (540,000)    (490,000)
  Other..............................................      (1,872)     182,318      171,655
                                                       ----------   ----------  -----------
         Total.......................................  $2,192,562   $3,302,131   $3,521,072
                                                       ==========   ==========   ==========
Effective tax rate...................................          24%          29%          29%
                                                       ==========   ==========   ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below:

                                                              2000         1999
                                                           ----------   ----------
Deferred tax assets:
  Allowance for loan losses..............................  $1,877,343   $1,498,068
  Accrued vacation.......................................      22,200       22,200
  Capital loss carryover.................................      27,041       27,041
  Deferred commissions and fees..........................     537,821      594,909
  Unrealized loss on securities available for sale.......           0    1,051,728
  Other..................................................     222,467      167,272
                                                           ----------   ----------
   Total gross deferred tax asset........................   2,686,872    3,361,218
   Valuation allowance...................................     (27,041)     (27,041)
                                                           ----------   ----------
Net deferred tax assets..................................   2,659,831    3,334,177
Deferred tax liabilities:
  Premises and equipment.................................     560,997      518,225
  Limited partnerships...................................     339,787      210,522
  Unrealized gain on securities available for sale.......     401,979            0
  Other deferred tax liabilities.........................     208,435      327,526
                                                           ----------   ----------
   Total gross deferred tax liabilities..................   1,511,198    1,056,273
                                                           ----------   ----------
Net deferred tax asset...................................  $1,148,633   $2,277,904
                                                           ==========   ==========

11.  EMPLOYEE BENEFIT PLANS

The Company sponsors an Employee Stock Ownership Plan with 401(k) provisions. This plan covers substantially all employees and allows employees to contribute up to 15% of their compensation on a before-tax basis. The Company may make discretionary contributions to match employee contributions dollar for dollar up to 6% of an employee's compensation. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $471,392 and $451,483 in 2000 and 1999, respectively.

12.  LONG-TERM INCENTIVE COMPENSATION PLAN

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

The Company continues to record compensation cost under Accounting Principles Board Opinion ("APB") No. 25. Had compensation cost been determined, consistent with the fair value based method of recording for stock-based compensation allowed for under SFAS No. 123, the Company's net income would have been decreased to the following pro forma amounts:

                                               Fiscal Year    Fiscal Year    Fiscal Year
                                                  Ended          Ended          Ended
                                               December 31,   December 31,   December 31,
                                                  2000           1999           1998
                                               ----------     ----------      ----------
Net income--as reported....................... $6,777,658     $8,159,716      $8,578,650
Net income--pro forma.........................  6,777,658      8,137,010       8,570,652
Basic net income per share--as reported.......       1.90           2.29            2.42
Basic net income per share--pro forma.........       1.90           2.29            2.42
Diluted net income per share--as reported.....       1.89           2.28            2.40
Diluted net income per share--pro forma.......       1.89           2.28            2.40

A summary of the status of the Company's stock option plan at December 31, 2000, 1999, and 1998 and the changes during the year then ended is as follows:


                                                             2000                  1999                  1998
                                                      -------------------    ------------------    -------------------
                                                                 Exercise              Exercise               Exercise
                                                      Shares      Price      Shares     Price      Shares      Price
                                                      -------    --------    ------    --------    ------     --------
Outstanding at beginning of year.................      28,604     $19.21     47,690     $17.72      56,250     $17.50

Granted..........................................           0          0      2,050      36.25         600      35.00
Exercised........................................       2,350      17.50     21,136      17.50       9,160      17.50
                                                       ------     ------     ------     ------      ------     ------
Outstanding at end of year.......................      26,254     $19.36     28,604     $19.21      47,690     $17.72
                                                       ======     ======     ======     ======      ======     ======
Exercisable at end of year.......................      26,254     $19.36     28,604     $19.21      47,690     $17.72
                                                       ======     ======     ======     ======      ======     ======
Fair value of options granted....................      $ 0.00                $ 4.71                 $ 4.33
                                                       ======                ======                 ======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate based on zero coupon governmental issues at grant date with the maturity equal to the expected term of the options (5.00%, and 4.54% for 1999 and 1998), no expected forfeiture rate as options are immediately vested at date of grant, an expected stock volatility of 29% and 26% and an expected annual dividend yield of $.84 and $.76 per share for 1999 and 1998, respectively.

13.  SHAREHOLDERS' EQUITY

Dividends paid by the Company are primarily from dividends received from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. As of December 31, 2000, approximately $11.2 million of the Bank's retained earnings were available for dividend distribution without prior regulatory approval.

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average total assets (as defined). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Management believes, as of December 31, 2000 and 1999, that the Company meets all capital adequacy requirements imposed by its regulators.

As of December 31, 2000 and 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that Management believes have changed the institution's category.

Actual capital amounts as well as required and well capitalized Tier I, total, and Tier I leverage ratios as of December 31 for the Company and the Bank are as follows:

                                                                                  2000
                                                   ----------------------------------------------------------------------
                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                  For Capital           Prompt Corrective
                                                          Actual               Adequacy Purposes        Action Provisions
                                                   -------------------      ---------------------      -------------------
                                                    Amount       Ratio       Amount         Ratio      Amount        Ratio
                                                    ------       -----       ------         -----      ------        -----
                                                                             (Dollars in thousands)

Total Capital (to Risk Weighted Assets):
   United Security Bancshares, Inc..............    $66,907      19.02%       $28,146        8.00%         N/A         N/A
   First United Security Bank...................     62,688      16.70         30,037        8.00        $37,546      10.00%

Tier I Capital (to Risk Weighted Assets):
   United Security Bancshares, Inc..............     62,436      17.75         14,073        4.00          N/A        N/A
   First United Security Bank...................     57,995      15.45         15,018        4.00         22,528       6.00

Tier I Leverage (to Average Assets):
   United Security Bancshares, Inc..............     62,436      12.71         14,740        3.00          N/A        N/A
   First United Security Bank...................     57,995      11.89         14,635        3.00         24,391       5.00


                                                                                  1999
                                                   ----------------------------------------------------------------------
                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                  For Capital           Prompt Corrective
                                                          Actual               Adequacy Purposes        Action Provisions
                                                   -------------------      ---------------------      -------------------
                                                    Amount       Ratio       Amount         Ratio      Amount        Ratio
                                                    ------       -----       ------         -----      ------        -----
                                                                             (Dollars in thousands)

Total Capital (to Risk Weighted Assets):
   United Security Bancshares, Inc..............    $62,672      19.05%       $26,312        8.00%         N/A         N/A
   First United Security Bank...................     58,519      16.52         28,332        8.00        $35,415      10.00%

Tier I Capital (to Risk Weighted Assets):
   United Security Bancshares, Inc..............     58,528      17.79         13,156        4.00          N/A         N/A
   First United Security Bank...................     54,083      15.27         14,166        4.00         21,249       6.00

Tier I Leverage (to Average Assets):
   United Security Bancshares, Inc..............     58,528      12.47         14,080        3.00          N/A         N/A
   First United Security Bank...................     54,083      11.77         13,785        3.00         22,976       5.00

Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources.

In addition to net income, changes in other nonowner transactions consist entirely of changes in unrealized gains and losses on securities available for sale.

     In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effects for the three years ended December 31:

                                                                        2000
                                                    -----------------------------------------------
                                                       Before                              After
                                                        Tax              Tax                Tax
                                                       Amount           Effect             Amount
                                                    -----------------------------------------------
Unrealized gains (losses) arising during
 the period........................................  $ 3,892,298       $ 1,459,794       $ 2,432,504
Less reclassification adjustments for (gains)
 losses included in net income.....................      (15,330)           (5,672)           (9,658)
                                                     -----------       -----------       -----------
Net change in unrealized gain/(loss) on
 securities........................................  $ 3,876,968       $ 1,454,122       $ 2,422,846
                                                     ===========       ===========       ===========


                                                                        1999
                                                     -----------------------------------------------
                                                        Before                              After
                                                         Tax              Tax                Tax
                                                        Amount           Effect             Amount
                                                     -----------------------------------------------
Unrealized gains (losses) arising during
 the period........................................  $(6,785,292)      $(2,547,154)      $(4,238,138)
Less reclassification adjustments for (gains)
 losses included in net income.....................     (533,806)         (197,508)         (336,298)
                                                     -----------       -----------       -----------
Net change in unrealized gain/(loss) on
 securities........................................  $(7,319,098)      $(2,744,662)      $(4,574,436)
                                                     ===========       ===========       ===========


                                                                        1998
                                                    -----------------------------------------------
                                                       Before                              After
                                                        Tax              Tax                Tax
                                                       Amount           Effect             Amount
                                                    -----------------------------------------------
Unrealized gains (losses) arising during
 the period........................................  $ 3,282,314       $ 1,214,456       $ 2,067,858
Less reclassification adjustments for (gains)
 losses included in net income.....................     (410,987)         (152,065)         (258,922)
                                                     -----------       -----------       -----------
Net change in unrealized gain/(loss) on
 securities........................................  $ 2,871,327       $ 1,062,391       $ 1,808,936
                                                     ===========       ===========       ===========


14.  SEGMENT REPORTING

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


                                                                                         2000
                                                        --------------------------------------------------------------------
                                                          FUSB            ALC       All Other    Eliminations  Consolidated
                                                        -------          -------       ------        -------       -------
                                                                                  (In thousands)
Total interest income................................. $ 39,864          $15,471      $   242      $  (7,254)     $ 48,323
Total interest expense................................   18,292            7,254            0         (7,254)       18,292
                                                        -------          -------       ------        -------       -------
Net interest income...................................   21,572            8,217          242              0        30,031
Provision for loan losses.............................      225            6,612            0              0         6,837
                                                        -------          -------       ------        -------       -------
Net interest income after provision...................   21,347            1,605          242              0        23,194
Total noninterest income..............................    3,936              777        8,005         (7,835)        4,883
Total noninterest expense.............................   11,780            6,855        1,193           (722)       19,106
                                                        -------          -------       ------        -------       -------
Income (loss) before income taxes
   (tax benefit)......................................   13,503           (4,473)       7,054         (7,113)        8,971
Provision for income taxes
   (tax benefit)......................................    3,655           (1,497)          35              0         2,193
                                                        -------          -------       ------        -------       -------
Net income (loss)..................................... $  9,848          $(2,976)     $ 7,019      $  (7,113)     $  6,778
                                                        =======          =======       ======        =======       =======
Other significant items:
  Total assets........................................ $509,026          $76,136      $69,345      $(145,342)     $509,165
  Total investment securities.........................  144,373                0        3,745              0       148,118
  Total loans, net....................................  304,427           71,454            0        (78,940)      296,941
  Investment in subsidiaries..........................    2,116                0       62,145        (64,261)            0
  Total interest income from
      external customers..............................   32,610           15,471          238              0        48,319
  Total interest income from affiliates...............    7,254                0            0         (7,254)            0

                                                                                  1999
                                                        ------------------------------------------------------------
                                                          FUSB       ALC     All Other   Eliminations   Consolidated
                                                        --------   -------   ---------   ------------   ------------
                                                                             (In thousands)

Total interest income...............................    $ 34,390   $16,251    $   173     $  (5,895)      $ 44,919
Total interest expense..............................      15,365     5,895          0        (5,895)        15,365
                                                        --------   -------    -------     ---------       --------
Net interest income.................................      19,025    10,356        173             0         29,554
Provision for loan losses...........................         153     4,152          0             0          4,305
                                                        --------   -------    -------     ---------       --------
Net interest income after provision.................      18,872     6,204        173             0         25,249
Total noninterest income............................       3,669     1,046      8,353        (8,321)         4,747
Total noninterest expense...........................      11,651     6,591        299            (7)        18,534
                                                        --------   -------    -------     ---------       --------
Income (loss) before income taxes
(tax benefit).......................................      10,890       659      8,227        (8,314)        11,462
Provision for income taxes (tax benefit)............       3,027       279         (4)            0          3,302
                                                        --------   -------    -------     ---------       --------
Net income (loss)...................................    $  7,863   $   380    $ 8,231     $  (8,314)      $  8,160
                                                        ========   =======    =======     =========       ========
Other significant items:
Total assets........................................    $470,889   $79,399    $85,092     $(158,781)      $476,599
Total investment securities.........................     153,946         0      3,928             0        157,874
Total loans, net....................................     279,642    72,695          0       (76,165)       276,172
Investment in subsidiaries..........................       1,241         0     56,215       (57,456)             0
Total interest income from
external customers..................................      28,494    16,251        173             0         44,918
Total interest income from affiliates...............       5,895         0          0        (5,895)             0



                                                                                  1998
                                                        ----------------------------------------------------------
                                                          FUSB       ALC     All Other   Eliminations   Consolidated
                                                        --------   -------   ---------   ------------   ------------
                                                                            (In thousands)
Total interest income...............................    $ 35,523   $12,141    $   133     $  (4,542)      $ 43,255
Total interest expense..............................      15,518     4,542          0        (4,542)        15,518
                                                        --------   -------    -------     ---------       --------
Net interest income.................................      20,005     7,599        133             0         27,737
Provision for loan losses...........................         762     2,425          0             0          3,187
                                                        --------   -------    -------     ---------       --------
Net interest income after provision.................      19,243     5,174        133             0         24,550
Total noninterest income............................       3,580       936      9,096        (9,054)         4,558
Total noninterest expense...........................      12,015     4,696        313           (16)        17,008
                                                        --------   -------    -------     ---------       --------
Income (loss) before income taxes
   (tax benefit)....................................      10,808     1,414      8,916        (9,038)        12,100
Provision for income taxes (tax benefit)............       2,967       557         (3)            0          3,521
                                                        --------   -------    -------     ---------       --------
Net income (loss)...................................    $  7,841   $   857    $ 8,919     $  (9,038)      $  8,579
                                                        ========   =======    =======     =========       ========
Other significant items:
  Total assets......................................    $444,408   $67,902      $61,816   $(124,053)      $450,073
  Total investment securities.......................     160,916         0        3,103           0        164,019
  Total loans, net..................................     236,274    64,486            0     (65,700)       235,060
  Investment in subsidiaries........................         384         0       55,338     (55,722)             0
  Total interest income from
     external customers.............................      30,981    12,141          133           0         43,255
  Total interest income from affiliates.............       2,560         0            0      (2,560)             0


15.  OTHER OPERATING EXPENSES

Other operating expenses for the years 2000, 1999, and 1998 consist of the following:



                                                      2000          1999        1998
                                                  ----------    ----------   ----------
  Telephone expense.............................  $  492,050    $  548,122   $  543,509
  Amortization of intangibles...................     532,664       549,720      636,651
  Postage, stationery, and supplies.............     768,184       762,201      246,051
  Other.........................................   3,135,186     3,163,248    3,291,907
                                                  ----------    ----------   ----------
     Total......................................  $4,928,084    $5,023,291   $4,718,118
                                                  ==========    ==========   ==========

16.  OPERATING LEASES

The Company leases office space, data processing, and other equipment under operating leases.

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2000:

               Year ending December 31,
                 2001.......................$251,326
                 2002....................... 231,437
                 2003....................... 121,601
                 2004.......................  56,200
                 2005 and thereafter........  38,035

Total rental expense under all operating leases was $460,268, $389,519, and $532,056 in 2000, 1999, and 1998, respectively.

17.  COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.

18.  DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing, and trading activities. These financial instruments include commitments to make loans, options written, standby letters of credit, commitments to purchase or sell securities for forward delivery, interest rate caps purchased, and interest rate swaps.

The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate caps and swap transactions, options written, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures. The Bank has credit risk on caps for the carrying value plus the amount to replace such contracts in the event of counterparty default. The Bank is fully cross-collateralized with counterparties on all interest rate swap agreements. At December 31, 2000, the Bank estimates its credit risk on purchased caps in the event of total counterparty default to be $23,000. All of the Bank's financial instruments are held for risk management and not for trading purposes.

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

                                                    December 31,
                                                 -----------------
                                                   2000      1999
                                                 -------    ------
                                                   (In thousands)

  Standby letters of credit...................   $ 6,550   $ 6,175
  Commitments to extend credit................    24,096    21,819

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

At December 31, 2000, commitments to purchase and sell securities for delayed delivery are summarized as follows:

                                                                     2000
                                                                    ------
  Commitments to purchase securities for delayed delivery.........  $    0
  Commitments to sell securities for delayed delivery.............   2,429


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

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Interest rate swaps are used by the Bank to effectively convert floating-rate debt with a one month LIBOR rate index to a fixed rate five year constant maturity treasury index.

Interest rate caps and floors are option-like contracts that require the seller to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional principal amount. The Bank uses caps purchased to partially hedge against rising interest rates on their floating rate short-term borrowings. The cost of the caps is amortized straight-line over the life of these instruments. The income derived from these instruments is recorded on the accrual basis. The income and amortization from these instruments is recorded in net interest income and resulted in a reduction in net interest income of $51,166, $220,120, and $157,436 in 2000, 1999, and 1998,
respectively.

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

The following table details various information regarding swaps and caps used for purposes other than trading as of December 31, 2000:

                                                                                                                 Weighted
                                                                                    Weighted        Weighted     Average
                                                                                  Average Rate       Average    Repricing
                                       Notional   Carrying      Estimated       ----------------    Years to    Frequency
                                        Amount      Value       Fair Value      Received    Paid    Expiration    (Days)
                                       --------   --------      ----------      --------    ----    ----------   ---------
                                                            (In thousands)
Swaps:                                                                           5 year    1 month
   Pay floating, receive floating..... $20,000       $ 0          $(223)           CMT      LIBOR      1.040          30
   Pay fixed, receive floating........  17,000         0           (259)         6.804%     6.596%     1.910          90
Caps purchased........................  32,000        68             23          0.021%      N/A       0.727        30-90
                                       -------       ---          -----
                                       $69,000       $68          $(459)
                                       =======       ===          =====

Swaps and caps acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 2000, such swaps and caps were associated with the following asset or liability categories:


                                                               Notional Principal Associated With
                                               --------------------------------------------------------
                                               Notional          Fixed       Floating Rate     Floating
                                                Amount         Rate Debt       Securities      Rate Debt
                                               --------        ---------     -------------     ---------
                                                                    (In thousands)

Swaps:
   Pay floating, receive floating...........   $20,000             $0           $20,000       $     0
   Pay fixed, receive floating..............    17,000              0                 0        17,000
Caps, purchased.............................    32,000              0                 0        32,000
                                               -------             --           -------       -------
                                               $69,000             $0           $20,000       $49,000
                                               =======             ==           =======       =======

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

Deferred gains on early termination of interest rate swaps used to manage interest rate risk are $234,745, $253,069, and $132,834 as of December 31, 2000, 1999, and 1998, respectively, with related amortization into income of $95,171, $150,043, and $147,887 for the years ended December 31, 2000, 1999, and 1998, respectively. Fiscal 2000 amounts are scheduled to be amortized into income in the following periods: $132,315 gain in 2001 and $102,430 gain in 2002.

All of the Bank's derivative financial instruments are over-the-counter instruments and are not exchange traded. Market values are obtained from the counterparties to each instrument. The Bank only uses other commercial banks as a counterparty to their derivative activity. The Bank performs stress tests and other models to assess risk exposure.

19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents:  Fair value equals the carrying value of such assets.

Trading securities and investment securities available for sale: Fair values for trading securities and investment securities available for sale are based on quoted market prices.

Accrued interest receivable and payable: Fair value equals the carrying value of these instruments.

Loans, net: For variable rate loans (those repricing within six months) fair values are based on carrying values. Fixed rate commercial loans, other installment loans, and certain real estate mortgage loans were valued using discounted cash flows. The discount rate used to determine the present value of these loans was based on interest rates currently being charged by the Bank on comparable loans as to credit risk and term.

Off-balance-sheet instruments: Fair values of the Company's off-balance-sheet instruments (swaps and caps) are based on values obtained from counterparties, or other quotations received from third parties. The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature. As a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time. Because of this policy and the absence of any known credit exposure, the estimated value of the Company's loan commitments is nominal.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company's current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2000 and 1999:


                                                                       2000                         1999
                                                               -------------------------   -------------------------
                                                               Carrying       Estimated     Carrying      Estimated
                                                                Amount       Fair Value      Amount       Fair Value
                                                               -----------   -----------   ----------     ----------
                                                                                   (In thousands)
Assets:
   Cash and cash equivalents.................................     $ 32,458      $ 32,458      $ 12,888      $ 12,888
   Investment securities available for sale..................      148,118       148,118       157,874       157,874
   Trading securities........................................        3,713         3,713             0             0
   Accrued interest receivable...............................        5,057         5,057         5,663         5,663
   Loans, net................................................      303,471       304,172       281,751       280,045
   Off-balance-sheet instruments.............................           68          (459)          211           198
Liabilities:
   Deposits..................................................      338,156       338,735       326,751       327,353
   Short-term borrowings.....................................        1,128         1,128        17,045        17,045
   Long-term debt............................................       96,110        95,761        65,729        65,968


20.  UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY)
     FINANCIAL INFORMATION

                            Statements of Condition

                                                                     December 31,
                                                               -------------------------
                                                                  2000          1999
                                                               -----------   -----------
ASSETS:
   Cash on deposit..........................................   $   809,358   $   502,355
   Investment in subsidiaries...............................    62,115,474    56,133,015
   Investment securities available for sale.................     3,634,688     3,928,026
   Other assets.............................................     1,113,842     1,139,832
                                                               -----------   -----------
                                                               $67,673,362   $61,703,228
                                                               ===========   ===========
LIABILITIES:
   Other liabilities........................................   $    45,717   $    32,417
SHAREHOLDERS' EQUITY........................................    67,627,645    61,670,811
                                                               -----------   -----------
                                                               $67,673,362   $61,703,228
                                                               ===========   ===========

                             Statements of Income

                                                                       Year Ended December 31,
                                                                --------------------------------------
                                                                   2000         1999           1998
                                                                ----------    ----------    ----------
INCOME
   Dividend income, First United Security Bank................  $3,284,797    $2,991,994    $6,183,651
   Interest income............................................     244,683       179,103       137,654
   Investment securities gains (losses), net..................      36,500             0        24,797
                                                                ----------    ----------    ----------
      Total income............................................   3,565,980     3,171,097     6,346,102

EXPENSES......................................................     370,348       256,910       278,990
                                                                ----------    ----------    ----------
INCOME BEFORE EQUITY IN UNDISTRIBUTED
   INCOME OF SUBSIDIARIES.....................................   3,195,632     2,914,187     6,067,112

EQUITY IN UNDISTRIBUTED INCOME
   OF SUBSIDIARIES............................................   3,582,026     5,245,529     2,511,538
                                                                ----------    ----------    ----------
Net income....................................................  $6,777,658    $8,159,716    $8,578,650
                                                                ==========    ==========    ==========


20.  UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY)
     FINANCIAL INFORMATION

                           Statements of Cash Flows


                                                                       Year Ended December 31,
                                                               ---------------------------------------
                                                                   2000         1999          1998
                                                               -----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................................  $ 6,777,658   $ 8,159,716   $ 8,578,650
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Undistributed income of subsidiaries................   (3,582,026)   (5,245,529)   (2,511,538)
         Amortization of intangibles.........................       57,600        57,600        57,600
         Increase in other assets............................      (31,610)      (12,221)      (16,062)
         Increase (decrease) in other liabilities............       13,300      (356,583)       85,863
                                                               -----------   -----------   -----------
            Net cash provided by operating activities........    3,234,922     2,602,983     6,194,513
                                                               -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase (sales) of investment securities
   available for sale, net...................................      315,751      (770,553)   (3,003,161)
                                                               -----------   -----------   -----------
      Net cash provided by (used in)
         investing activities................................      315,751      (770,553)   (3,003,161)
                                                               -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of treasury stock......................            0             0         3,251
   Proceeds from exercise of stock options...................       41,125       509,437       160,299
   Cash dividends paid.......................................   (3,284,795)   (3,666,013)   (2,550,690)
                                                               -----------   -----------   -----------
   Net cash used in financing activities.....................   (3,243,670)   (3,156,576)   (2,387,140)
                                                               -----------   -----------   -----------
INCREASE (DECREASE) IN CASH..................................      307,003    (1,324,146)      804,212


CASH AT BEGINNING OF YEAR....................................      502,355     1,826,501     1,022,289
                                                               -----------   -----------   -----------
CASH AT END OF YEAR..........................................  $   809,358   $   502,355   $ 1,826,501
                                                               ===========   ===========   ===========

21.  QUARTERLY DATA (UNAUDITED)

                                                                            Years Ended December 31,
                                                     ------------------------------------------------------------------------------
                                                                  2000                                                  1999
                                                     ------------------------------------    --------------------------------------
                                                      Fourth    Third   Second     First      Fourth     Third   Second    First
                                                      Quarter  Quarter  Quarter   Quarter     Quarter   Quarter  Quarter   Quarter
                                                     --------  -------  -------   -------    -------   -------   -------   -------
                                                                            (In thousands, except per share data)
Interest income...................................   $12,285   $12,162  $11,914   $11,961    $11,801   $11,468   $11,032   $10,618
Interest expense..................................    (4,911)   (4,787)  (4,424)   (4,170)    (4,022)   (3,958)   (3,716)   (3,669)
                                                     -------   -------  -------   -------    -------   -------   -------   -------
Net interest income...............................     7,374     7,375    7,490     7,791      7,779     7,510     7,316     6,949
Provision for loan losses.........................    (2,550)   (1,631)  (1,530)   (1,126)    (1,536)     (918)     (837)   (1,014)
                                                     -------   -------  -------   -------    -------   -------   -------   -------
Net interest income, after
   provision for loan losses......................     4,824     5,744    5,960     6,665      6,243     6,592     6,479     5,935
Noninterest:
     Income.......................................       194       891    2,796     1,003        985     1,050     1,141     1,571
     Expenses.....................................    (3,504)   (4,429)  (6,325)   (4,848)    (4,847)   (4,692)   (4,672)   (4,323)
                                                     -------   -------  -------   -------    -------   -------   -------   -------
Income before income taxes........................     1,514     2,206    2,431     2,820      2,381     2,950     2,948     3,183
Provision for income taxes........................      (400)     (391)    (632)     (770)      (607)     (848)     (899)     (948)
                                                     -------   -------  -------   -------    -------   -------   -------   -------
Net income........................................   $ 1,114   $ 1,815  $ 1,799   $ 2,050    $ 1,774   $ 2,102   $ 2,049   $ 2,235
                                                     =======   =======  =======   =======    =======   =======   =======   =======

Earnings per common share:
  Basic...........................................   $   .32   $   .51  $   .50   $   .57    $   .49   $   .59   $   .58   $   .63
                                                     =======   =======  =======   =======    =======   =======   =======   =======
  Diluted.........................................   $   .31   $   .51  $   .50   $   .57    $   .50   $   .58   $   .57   $   .63
                                                     =======   =======  =======   =======    =======   =======   =======   =======

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information called for in this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Election of Directors," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2000.

Item 11.  Executive Compensation.

     The information called for by this item is incorporated herein by reference to Banchares' definitive proxy statement, under the caption "Executive Compensation and Benefits," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information called for by this item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption Voting Securities and Principal Stockholders," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2000.

Item 13.  Certain Relationships and Related Transactions.

     The information called for by this item is incorporated herein by reference to Bancshares" definitive proxy statement, under the caption "Certain Relationships and Related Transactions," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2000.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)1.  Financial Statements

Report of Independent Public Accountants.

Consolidated Statements of Condition, December 31, 2000 and 1999.

Consolidated Statements of Shareholders" Equity, December 31, 2000, 1999, and 1998.

Consolidated Statements of Income, December 31, 2000, 1999, and 1998.

Consolidated Statements of Cash Flows, December 31, 2000, 1999, and 1998.

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

   (b)    Reports on Form 8-K

          None.

   (c)    Exhibits

(3)(a) Certificate of Incorporation of Bancshares incorporated herein by reference to the Exhibits to Form 10-Q for the Quarter ended September 30, 2000.

(3)(b) Bylaws of Bancshares, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2000.

(10)(a) The United Security Bancshares, Inc. Employee Stock Ownership Plan, as amended, dated January 1, 1992, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1992, file with the Commission in Washington, D.C., File No. 0-14549.

(10)(b) Amendments to the United Security Bancshares, Inc. Employee Stock Ownership Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1997.

(10)(c) Employment Agreement dated January 1, 2000, between Bancshares and R. Terry Phillips.

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

(21)  List of Subsidiaries of Bancshares.

(23)  Consent of Independent Public Accountants.

                     [This page intentionally left blank.]

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       UNITED SECURITY BANCSHARES, INC.

                       By: /s/ R. Terry Phillips        March 23, 2001
                           -----------------------
                             R. Terry Phillips
                             Its President and Chief
                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                       Title                           Date
   ---------                       -----                           ----
/s/ R. Terry Phillips       President, Chief Executive          March 23, 2001
------------------------    Officer, and Director
    R. Terry Phillips       (Principal Executive Officer)


/s/ Larry M. Sellers        Treasurer (Principal Financial      March 23, 2001
------------------------    Officer, Principal Accounting
    Larry M. Sellers        Officer)

/s/ Dan Barlow              Director                            March 23, 2001
------------------------
    Dan Barlow

/s/ Linda Breedlove         Director                            March 23, 2001
------------------------
    Linda Breedlove

/s/ Gerald P. Corgill       Director                            March 23, 2001
------------------------
    Gerald P. Corgill

/s/ Roy G. Cowan            Director                            March 23, 2001
------------------------
    Roy G. Cowan

/s/ Wayne C. Curtis         Director                            March 23, 2001
-------------------------
    Wayne C. Curtis

/s/ John C. Gordon          Director                            March 23, 2001
-------------------------
    John C. Gordon

/s/ William G. Harrison     Director                            March 23, 2001
-------------------------
    William G. Harrison

/s/ Fred L. Huggins         Director                            March 23, 2001
-------------------------
    Fred L. Huggins

/s/ Hardie B. Kimbrough     Director                            March 23, 2001
-------------------------
    Hardie B. Kimbrough

/s/ Jack W. Meigs           Director                            March 23, 2001
-------------------------
    Jack W. Meigs

/s/ Ray Sheffield           Director                            March 23, 2001
-------------------------
    Ray Sheffield

/s/ James C. Stanley        Director                            March 23, 2001
-------------------------
    James C. Stanley

                            Director
-------------------------
    Clarence Watters

/s/ Howard M. Whitted       Director                            March 23, 2001
-------------------------
    Howard M. Whitted

/s/ Bruce N. Wilson         Director                            March 23, 2001
-------------------------
    Bruce N. Wilson