Form 10-Q
period 2001-03-31
UNITED SECURITY BANCSHARES INC
filed 2001-05-11
CIK 717806

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2001

             Commission File Number:  0-14549


             United Security Bancshares, Inc.
     (Exact name of registrant as specified in its
                         charter)

           Delaware                    63-0843362
(State or other jurisdiction of    (IRS Employer Iden-
 incorporation or organization)       tification No.)

    131 West Front Street
     Post Office Box 249
       Thomasville, AL                    36784
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

          Yes   X                No

Indicate the number of shares outstanding of each of the issurer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at 3/31/01
Common Stock, $0.01 par value        3,572,262 shares


     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES



               PART 1.  FINANCIAL INFORMATION


                                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial
Condition at March 31, 2001, and December 31,
2000                                                  3

Condensed Consolidated Statements of Income
for the Three Months Ended March 31, 2001, and
2000                                                  4

Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2001, and
2000                                                  5

Notes to Condensed Consolidated Financial
Statements                                            6

The Condensed Consolidated Financial Statements
Furnished Have Not Been Audited by Independent
Public Accountants, but Reflect, in the Opinion of Management, all Adjustments necessary for a Fair presentation of Financial Condition and the Results of Operations for the Periods Presented

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                   14

                    PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K             16

Signature Page                                        17


      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands)

                            ASSETS
                                      March 31, December 31,
                                         2001        2000
                                     (Unaudited)

Cash and Due from Banks                $ 11,065   $ 11,593
Interest-Bearing Deposits in Banks       12,363     20,865
Federal Funds Sold                          675          0
Trading Securities                        3,692      3,713
Investment Securities Available for
  Sale, at fair value                   157,009    148,118
Loans, net of allowances for loan
  Losses of $6,615 and $6,529,
  Respectively                          304,138    296,941
Premises and Equipment, net               9,321      9,201
Other Assets                             18,415     18,734
     Total Assets                      $516,678   $509,165


              LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                               $345,097   $338,156
Borrowings                               96,757     97,238
Other Liabilities                         6,151      6,143
     Total Liabilities                 $448,005   $441,537

Shareholders' Equity:
Common stock, par value $0.01 per
  share; 10,000,000 shares authorized;
  3,636,262 and 3,634,431 shares
  issued, respectively                       36         36
Surplus                                   8,801      8,769
Accumulated other comprehensive income    1,160        670
Retained Earnings                        58,928     58,405
Less Treasury Stock: 64,000 shares,
  at cost                                  (252)      (252)
     Total Shareholders' Equity          68,673     67,628
     Total Liabilities and
       Shareholders' Equity            $516,678   $509,165

The accompanying notes are an integral part of these consolidated statements.


      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands, Except per Share Data)
                                         Three Months Ended
                                              March 31,
                                           2001        2000
                                             (Unaudited)
INTEREST INCOME:
Interest and Fees on Loans               $ 9,240    $ 9,155
Interest on Securities                     3,102      2,806
  Total Interest Income                   12,342     11,961
INTEREST EXPENSE:
Interest on Deposits                       3,647      3,014
Interest on Borrowings                     1,362      1,156
  Total Interest Expense                   5,009      4,170
NET INTEREST INCOME                        7,333      7,791
PROVISION FOR LOAN LOSSES                  1,503      1,126
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                5,830      6,665
NONINTEREST INCOME:
Service and Other Charges on Deposit
  Accounts                                   677        514
Other Income                                 440        482
Securities gains(losses), net                (10)         7
  Total Noninterest Income                 1,107      1,003
NONINTEREST EXPENSES:
Salaries and Employee Benefits             2,814      2,923
Occupancy Expense                            332        304
Furniture and Equipment Expense              337        412
Other Expenses                             1,229      1,209
  Total Noninterest Expense                4,712      4,848
INCOME BEFORE INCOME TAXES                 2,225      2,820
PROVISION FOR INCOME TAXES                   590        770
NET INCOME BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE         1,635      2,050
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE, net of tax          (200)         0
NET INCOME AFTER CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE     $1,435     $2,050
Basic net Income Per Share Before
  Cumulative Effect of a Change in
  Accounting Principle                     $0.46      $0.57
Diluted Net Income Per Share Before
  Cumulative Effect of a Change in
  Accounting Principle                     $0.46      $0.57
Basic Net Income Per Share After
  Cumulative Effect of a Change in
  Accounting Principle                     $0.40      $0.57
Diluted Net Income Per Share After
  Cumulative Effect of a Change in
  Accounting Principle                     $0.40      $0.57
Dividends Per Share                        $0.25      $0.23

The accompanying notes are an integral part of these Consolidated Statements.


    UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)

                                                March 31,
                                              2001    2000
                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $ 1,435  $ 2,050
Adjustments:
  Depreciation                                  232      302
  Amortization of Premiums and Discounts, net    24       53
  Amortization in Intangibles                   164      180
  Provision for Losses on Loans               1,503    1,126
  Loss(gain) on sale of securities, net          10       (7)
  Changes in Assets and Liabilities:
    Decrease(increase) in Other Assets          155       (8)
    Increase(decrease) in Other Liabilities    (286)     467
      Total Adjustments                       1,802    2,113
      Net Cash Provided by Operating
        Activities                            3,237    4,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Call and Paydowns
  Of Securities Available for Sale            6,382    3,097
Proceeds from Sales of Securities             2,429        0
Purchase of Property and Equipment, Net        (352)    (183)
Purchase of Securities Available for Sale   (16,931)    (871)
Purchase of Federal Funds Sold                 (675)     (26)
Loan(originations) and Principal Repayments,
  Net                                        (8,701)  (9,757)
    Net Cash Used by Investing Activities   (17,848)  (7,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase(decrease) in Customer Deposits,
  Net                                         6,941     (233)
Exercise of Stock Options                        32       41
Dividends Paid                                 (911)    (821)
Increase(decrease) in Borrowings               (481)   2,379
  Net Cash Provided by Financing Activities   5,581    1,366

NET DECREASE IN CASH AND CASH EQUIVALENTS    (9,030)  (2,211)

CASH AND CASH EQUIVALENTS, beginning
  of period                                  32,458   12,889

CASH AND CASH EQUIVALENTS, end of period     23,428   10,678

The accompanying notes are an integral part of these Consolidated statements.


     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The accompanying unaudited condensed consolidated financial statements as of March 31, 2001, and 2000, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the "Company"). All significant inter-company transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2001. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2000, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 2000, consolidated financial statements.

2.  NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month period ended
March 31, 2001, and 2000. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three-month periods ended March 31, 2001, and 2000, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's
Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.


The following table represents the net income per share calculations for the three-month periods ended March 31, 2001, and 2000:

                                                        Net
                                                      Income
                                  Net                   Per
                                 Income     Shares     Share

March 31, 2001(dollars in
thousands):
Net Income                        $1,435
Basic Net Income Per Share:
  Income Available to Common
    Shareholders                   1,435   3,571,608  $0.40
Dilutive Securities:
  Stock Options                        0       8,766
Dilutive Net Income Per Share:
  Income Available to Common
    Shareholders Plus Assumed
    Conversions                   $1,435   3,580,374  $0.40


March 31, 2000:
  Net Income                      $2,050
Basic Net Income Per Share:
  Income Available to Common
    Shareholders                   2,050   3,570,314   $0.57
Dilutive Securities:
  Stock Options                        0      11,108
Dilutive Net Income Per Share:
  Income Available to Common
    Shareholders Plus Assumed
    Conversions                   $2,050   3,581,422   $0.57


3.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income and its changes for the three- and nine-month periods ended March 31, 2001, and 2000:


                                            Three Months
                                               Ended
                                              March 31,
                                           2001       2000

Net Income                                $1,635     $2,050
Other Comprehensive Income, Net of Tax:
  Cumulative Effect of a Change in
    Accounting Principle                    (224)         0
  Unrealized Gain(Loss) on Securities and
    Cash Flow Hedges                         514       (644)
Comprehensive Income                      $1,925     $1,406



4.  MARKET RISK

There have been no material changes in reported market risks since year-end.

5.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. The Company believes that certain interest rate swap agreements qualified under SFAS No. 133 for cash flow hedge accounting treatment. The implementation of SFAS No. 133, as amended, did not have a material effect on the Company's consolidated financial position or consolidated results of operations.

6.  SEGMENT REPORTING

Under SFAS No. 131, Disclosures About Segments of an
Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company, First United Security Bank ("FUSB"), and Acceptance Loan Company, Inc. ("ALC"). The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company as described in Note 2 of the Company's annual consolidated financial statements, Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated
For the three
months ended
March 31, 2001:
Net Interest
  Income       $  5,300  $ 1,952  $    81   $       0  $  7,333
Provision for
  Loan Losses       114    1,389        0           0     1,503
Total Noninterest
  Income            978      103    1,626      (1,600)    1,107
Total Noninterest
  Expense         3,118    1,670      216        (292)    4,712
Income Before
  Income Taxes    3,046   (1,004)   1,491      (1,308)    2,225
Provision for
  (Benefit of)
  Income Taxes      861     (281)      10           0       590
Net Income Before
  Cumulative Effect
  of a Change in
  Accounting
  Principle       2,185     (723)   1,481      (1,308)    1,635
Cumulative Effect
  of a Change in
  Accounting
  Principle        (200)       0        0           0      (200)
Net Income After
  Cumulative Effect
  of a Change in
  Accounting
  Principle    $  1,985  $  (723) $ 1,481   $  (1,308) $  1,435

Other Significant
Items:
Total Assets,
  March 31,
  2001         $515,276  $75,272  $70,482   $(144,352) $516,678
Total Investment
  Securities    156,976        0    3,725           0   160,701
Total Loans     312,695   70,930        0     (79,487)  304,138
Investment in
  Wholly-Owned
  Subsidiary      1,901        0   63,128     (65,029)        0
Total Interest
  Income from
  External Cus-
  tomers, Three
  Months Ended
  March 31,2001   8,588    3,683       71           0    12,342
Total Interest
  Income from
  Affiliates,
  Three Months
  Ended March
  31, 2001        1,731        0       10      (1,741)        0

                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated

For the three
months ended
March 31, 2000:
Net Interest
  Income       $  5,227  $ 2,499  $    65   $       0  $  7,791
Provision for
  Loan Losses         0    1,126        0           0     1,126
Total Noninterest
  Income            804      196    2,069      (2,066)    1,003
Total Noninterest
  Expense         2,973    1,788       87           0     4,848
Income(Loss)
  Before Income
  Taxes (Tax
  Benefit)        3,058     (219)   2,047      (2,066)    2,820
Provision for
  Income Taxes
  (Tax Benefit)     856      (85)      (1)          0       770
Net Income(Loss) $2,202  $  (134)  $2,048    $ (2,066)  $ 2,050

Other Significant
Items:
Total Assets   $472,845  $77,418  $62,343   $(133,154) $479,452
Total Investment
  Securities    150,754        0    3,818           0   154,572
Total Loans     290,681   74,780        0     (75,494)  290,491
Investment in
  Wholly-Owned
  Subsidiaries    1,616        0   56,760     (58,376)        0
Total Interest
  Income from
  External
  Customers       7,711    4,185       65           0    11,961
Total Interest
  Income from
  Affiliates      1,686        0        0      (1,686)        0


7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Bank's principal objectives in holding derivative financial instruments is asset-liability management.
The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank's interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank's asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps and caps.

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or (3) "hold for trading"
("trading" instruments). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedge risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualified as, a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivative trading instruments are reported in current-period earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forcasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.
When it is determined that a derivative is not highly effective as a hedge or that it has caused to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon principal amount with at least one stream based on a specified floating-rate index. Interest rate swaps are used by the Bank to effectively convert floating-rate debt with a one-month LIBOR rate index to a fixed rate five-year constant maturity treasury index.

Pursuant to SFAS No. 133, the Company has accounted for certain interest rate swaps as cash flow hedges, and recognized a cumulative effect transition adjustment
(net of tax) to decrease other comprehensive income
("OCI") of approximately $24,000 on January 1, 2001.
The transition adjustment to OCI represents net unrealized losses on derivative instruments. Cumulative gains in future cash flows associated with these interest rate swaps are expected to offset unrealized losses included on OCI. As required under SFAS No. 133, hedge inef-fectiveness of these cash flow hedges will be reclassified into earnings based on the extent to which changes in the value of designated hedge instruments do not effectively offset changes in the value of hedged items. The extent of hedge effectiveness is influenced by a number of factors, including interest rate volatility, hedge performance, and correlation. There were no gains or losses, which were reclassified from OCI to other income or expense as a result of the discontinuance of cash flow hedges related to certain forecasted trans-actions that are probable of not occurring. The decrease in the market values of these cash flow hedges amounted to approximately $297,000 for the quarter then ended and was recorded in OCI. The maturity of the interest rate swaps vary between one to five years.

Interest rate caps are option-like contracts that require the seller to pay the purchaser, at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate applied to a notional principal amount. The Bank uses caps purchased to partially hedge against rising interest rates on their floating rate short-term borrowings.

Pursuant to SFAS No. 133, the Company has determined that hedge accounting cannot be attained on its portfolio of interest rate caps and certain interest rate swaps, and recognized a cumulative effect transition (net of tax) adjustments to decrease net income by approximately
$200,000 on January 1, 2001. The increase in the market value of these interest rate caps and swaps through March 31, 2001, amounted to approximately $186,000 for the quarter then ended, and was recorded as an adjust-ment to investment income.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc.
("United Security"). United Security is the parent holding company of First United Security Bank (the "Bank"), and it has no operations of any consequence other than the owner-ship of its subsidiaries.

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the three months ended March
31, 2001, to year-end 2000, while comparing income and expense for the three-month period ended March 31, 2001, and 2000.

All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

COMPARING THE THREE MONTHS ENDED MARCH 31, 2001, TO THE
THREE MONTHS ENDED MARCH 31, 2000

The increase in interest income was due to an increase in the average balance of investment securities and loans outstanding during the quarter.

The increase in interest expense was due to an increase in the average deposit and borrowing balances outstanding during the quarter.

Net income decreased $615,000, or 30%, resulting in a decrease of basic net income per share to $0.40. This was due to the increase in interest expense discussed above and an increase in the provision for loan losses of $377,000.

COMPARING THE MARCH 31, 2001, STATEMENT OF FINANCIAL
CONDITION TO DECEMBER 31, 2000

In comparing financial condition at December 31, 2000, to March 31, 2001, liquidity and capital resources did not materially change during the period. Total assets in-creased $7.5 million to $516.7 million, while liabilities increased $6.5 million to $448.0 million. These changes were representative of the increases in the balance of investment securities and loan volume discussed above, funded by deposit growth of 2.0% and decreases in other borrowings of 0.4%. Retained earnings increased $0.5 million, or 0.9%, due to earnings in excess of dividends paid during the period. This change and an increase of $0.5 million in accumulated other comprehensive income increased shareholders' equity by $1.1 million to $68.7 million.

CAPITAL RESOURCES

The Bank's primary sources of funds are customer deposits, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows, and loan prepayments which are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending require-ments.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2001, and December 31,
2000, United Security and the Bank were in compliance with all regulatory capital requirements.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources, or operation of United Security
Bancshares, Inc. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Company.

PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	There are no exhibits with this filing.

SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.


DATE:   May 11, 2001

BY:  LARRY M. SELLERS
     LARRY M. SELLERS
     Its Vice-President, Secretary, and Treasurer
     (Duly Authorized Officer and Principal Financial
      Officer)