Form 10-Q
period 2001-06-30
UNITED SECURITY BANCSHARES INC
filed 2001-08-14
CIK 717806

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2001

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

           Class                   Outstanding at 6/30/01
Common Stock, $0.01 par value        3,570,016 shares


     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES



               PART 1.  FINANCIAL INFORMATION


                                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial
Condition at June 30, 2001, and December 31,
2000                                                  3

Condensed Consolidated Statements of Income
for the Three and Six Months Ended June 30,
2001, and 2000                                        4

Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2001, and
2000                                                  5

Notes to Condensed Consolidated Financial
Statements                                            6

The Condensed Consolidated Financial Statements
Furnished Have Not Been Audited by Independent
Public Accountants, but Have Been Reviewed by
Our Independent Auditor, and Reflect, in the
Opinion of Management, all Adjustments Necessary for a Fair Presentation of Financial Condition and the Results of Operations for the Periods
Presented

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


      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands)

                            ASSETS
                                       June 30,   December 31,
                                         2001        2000
                                     (Unaudited)

Cash and Due from Banks                $ 11,600   $ 11,593
Interest-Bearing Deposits in Banks        9,434     20,865
Federal Funds Sold                        5,350          0
Trading Securities                        2,079      3,713
Investment Securities Available for
  Sale, at fair value                   155,764    148,118
Loans, net of allowances for loan
  losses of $6,529 and $6,615,
   respectively                         310,798    296,941
Premises and Equipment, net               9,405      9,201
Other Assets                             17,713     18,734
     Total Assets                      $522,143   $509,165


              LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                               $347,990   $338,156
Borrowings                               97,909     97,238
Other Liabilities                         6,595      6,143
     Total Liabilities                 $452,494   $441,537

Shareholders' Equity:
Common stock, par value $0.01 per
  share; 10,000,000 shares authorized;
   3,637,012 and 3,634,431 shares
    issued, respectively                     36         36
Surplus                                   8,814      8,769
Accumulated other comprehensive income    1,516        670
Retained Earnings                        59,613     58,405
Less Treasury Stock: 66,996 and 64,000
  shares, at cost, respectively            (330)      (252)
     Total Shareholders' Equity          69,649     67,628
     Total Liabilities and
       Shareholders' Equity            $522,143   $509,165

The accompanying notes are an integral part of these consolidated statements.


      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands, Except per Share Data)
                     Three Months Ended     Six Months Ended
                          June 30,              June 30,
                      2001        2000      2001        2000
                         (Unaudited)           (Unaudited)
INTEREST INCOME:

Interest and
 Fees on Loans       $ 9,216   $ 9,059   $18,456   $18,213
Interest on
 Securities            2,818     2,855     5,920     5,662
  Total Interest
   Income             12,034    11,914    24,376    23,875
INTEREST EXPENSE:
Interest on
 Deposits              3,578     3,186     7,225     6,201
Interest on
 Borrowings            1,273     1,238     2,635     2,394
  Total Interest
   Expense             4,851     4,424     9,860     8,595
NET INTEREST INCOME    7,183     7,490    14,516    15,280
PROVISION FOR LOAN
 LOSSES                1,154     1,530     2,658     2,656
Net Interest Income
 After Provision For
   Loan Losses         6,029     5,960    11,858    12,624
NONINTEREST INCOME:
Service and Other
 Charges on Deposit
   Accounts              669       559     1,346     1,078
Other Income             484       807       924     1,285
Securities gains
 (losses), net            (1)       80       (11)       87
  Total Noninterest
    Income             1,152     1,446     2,259     2,450
NONINTEREST EXPENSES:
Salaries and Employee
 Benefits              2,918     2,793     5,731     5,716
Occupancy Expense        340       342       672       646
Furniture and
 Equipment Expense       373       429       710       841
Other Expenses         1,391     1,411     2,620     2,620
  Total Noninterest
    Expense            5,022     4,975     9,733     9,823
INCOME BEFORE
 INCOME TAXES          2,159     2,431     4,384     5,251
PROVISION FOR INCOME
 TAXES                   599       632     1,189     1,402
NET INCOME BEFORE
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING PRINCIPLE  1,560     1,799     3,195     3,849



CUMULATIVE EFFECT OF
 A CHANGE IN
 ACCOUNTING PRINCIPLE,
 net of tax                0         0      (200)        0
NET INCOME AFTER
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE           $ 1,560   $ 1,799   $ 2,995   $ 3,849

BASIC NET INCOME
 PER SHARE BEFORE
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE             $0.44     $0.50     $0.89     $1.08
DILUTED NET INCOME
 PER SHARE BEFORE
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE             $0.44     $0.50     $0.89     $1.07
BASIC NET INCOME
 PER SHARE AFTER
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE             $0.44     $0.50     $0.84     $1.08
DILUTED NET INCOME
 PER SHARE AFTER
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE             $0.44     $0.50     $0.84     $1.07
DIVIDENDS PER SHARE    $0.25     $0.21     $0.50     $0.42


The accompanying notes are an integral part of these Consolidated Statements.



    UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)

                                                 June 30,
                                              2001    2000
                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $ 2,995  $ 3,849
Adjustments:
  Depreciation                                  492      635
  Amortization of Premiums and Discounts, net   123       53
  Amortization of Intangibles                   303      361
  Provision for Losses on Loans               2,658    2,656
  Loss(gain) on sale of securities, net          11      (87)
  Changes in Assets and Liabilities:
    Decrease(increase) in Other Assets          718   (1,218)
    Increase in Other Liabilities            12,170      516
      Total Adjustments                      16,475    2,916
      Net Cash Provided by Operating
        Activities                           19,470    6,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Call and Paydowns
  Of Securities Available for Sale            2,293    7,380
Proceeds from Sales of Securities             9,116        0
Purchase of Property and Equipment, Net        (696)    (240)
Purchase of Securities Available for Sale   (28,428) (12,008)
Purchase of Federal Funds Sold               (5,350)      (0)
Loan(originations) and Principal Repayments,
  Net                                       (16,515) (17,635)
    Net Cash Used by Investing Activities   (39,580) (22,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Customer Deposits, Net            9,834    8,134
Exercise of Stock Options                        45       41
Dividends Paid                               (1,786)  (1,642)
Purchase of Treasury Stock                      (78)       0
Increase in Borrowings, net                     671    7,903
  Net Cash Provided by Financing Activities   8,686   14,436
NET DECREASE IN CASH AND CASH EQUIVALENTS   (11,424)  (1,302)

CASH AND CASH EQUIVALENTS, beginning
  of period                                  32,458   12,889

CASH AND CASH EQUIVALENTS, end of period     21,034   11,587


The accompanying notes are an integral part of these Consolidated statements.


     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The accompanying unaudited condensed consolidated financial statements as of June 30, 2001, and 2000, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the "Company"). All significant inter-company transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2001. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2000, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 2000, consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current year presentation.


2.  NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six-month periods ended June 30, 2001, and 2000. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and six-month periods ended June 30, 2001, and 2000, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.


The following table represents the net income per share calculations for the three and six-month periods ended
June 30, 2001, and 2000:

                                                        Net
                                                      Income
                                  Net                   Per
For the Three Months Ended       Income     Shares     Share

June 30, 2001(dollars in
thousands):
Net Income after Cumulative
  Effect of a Change in
  Accounting principle            $1,560
Basic Net Income Per Share:
  Income Available to Common
    Shareholders                   1,560   3,572,281  $0.44
Dilutive Securities:
  Stock Options                        0       8,844
Dilutive Net Income Per Share:
  Income Available to Common
    Shareholders Plus Assumed
    Conversions                   $1,560   3,581,125  $0.44

June 30, 2000:
  Net Income                      $1,799
Basic Net Income Per Share:
  Income Available to Common
    Shareholders                   1,799   3,570,331  $0.50
Dilutive Securities:
  Stock Options                        0      11,590

Dilutive Net Income Per Share:
  Income Available to Common
    Shareholders Plus Assumed
    Conversions                   $1,799   3,581,921  $0.50



                                                       Net
                                                     Income
                                  Net                  Per
For the Six Months Ended        Income     Shares     Share

June 30, 2001(dollars in
thousands):
Net Income After Cumulative
  Effect of a Change in
  Accounting Principle            $2,995
Basic Net Income Per Share:
  Income Available to Common
    Shareholders                   2,995   3,571,945  $0.84
Dilutive Securities:
  Stock Options                        0       8,884
Dilutive Net Income Per Share:
  Income Available to Common
    Shareholders Plus Assumed
    Conversions                   $2,995   3,580,829  $0.84

June 30, 2000:
Net Income                        $3,849
Basic Net Income Per Share:
  Income Available to Common
    Shareholders                   3,849   3,569,931  $1.08
Dilutive Securities:
  Stock options                        0      11,518
Dilutive Net Income Per Share:
  Income Available to Common
    Shareholders Plus Assumed
    Conversions                    3,849   3,581,449  $1.07


3.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income and its changes for the three and six-month periods ended June 30, 2001, and 2000:


                         Three Months        Six Months
                            Ended               Ended
                           June 30,           June 30,
                       2001       2000    2001       2000

Net Income             $1,560     $1,799  $3,195     $3,849
Other Comprehensive
 Income, Net of Tax:
  Cumulative Effect
   of a Change in
   Accounting
   Principle                0          0    (224)         0
  Unrealized Gain
  (Loss) on Securities
  and Cash Flow Hedges    356         16     846       (628)
Comprehensive Income   $1,916     $1,815  $3,817     $3,221



4.  MARKET RISK

There have been no material changes in reported market risks since year-end.

5.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133 and which addresses a limited number of issues related to the implementation of SFAS No. 133. The Company adopted SFAS 133, as amended on January 1, 2001 and recorded as a cumulative effect of a change in accounting principle a $200,000 charge to record certain derivatives not qualifying for hedge accounting. The Company believes that certain of its interest rate swap agreements qualify under SFAS No. 133 for cash flow hedge accounting treatment.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, which served to supersede APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. According to this statement, all business combinations are to be accounted for using one method, purchase accounting. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not believe that the issuance of this new statement will have a material impact on its consolidated financial position or consolidated results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which served to supersede APB No. 17, Intangible Assets. This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement are to be reported as resulting from a change in accounting principle. The Company does not believe that the implementation of this statement will have a material impact on the consolidated financial position or consolidated results of operations.


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

                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated
For the Three
Months Ended
June 30, 2001:
Net Interest
  Income       $  4,951  $ 2,184  $    48   $      0  $  7,183
Provision for
  Loan Losses       262      892        0          0     1,154
Total Noninterest
  Income          1,015      121    1,864     (1,848)    1,152
Total Noninterest
  Expense         3,085    1,719      303        (85)    5,022
Income (loss)
  Before Income
  Taxes (tax
  benefit)        2,619     (306)   1,609     (1,763)    2,159
Provision for
  Income Taxes
  (tax benefit)     677      (86)       8          0       599
Net Income
  (loss)       $  1,942   $ (220) $ 1,601   $ (1,763)  $ 1,560

For the Six
Months Ended
June 30, 2001:
Net Interest
  Income       $ 10,251  $ 4,136  $   129   $      0  $ 14,516
Provision for
  Loan Losses       376    2,282        0          0     2,658
Total Noninterest
  Income          1,993      224    3,490     (3,448)    2,259
Total Noninterest
  Expense         6,202    3,389      519       (377)    9,733
Income (loss)
  Before Income
  Taxes (tax
  benefit)        5,666   (1,311)   3,100     (3,071)    4,384
Provision for
  Income Taxes
  (tax benefit)   1,538     (367)      18          0     1,189
Net Income (loss)
  Before Cumulative
  Effect of a
  Change in
  Accounting
  Principle    $  4,128     (944)   3,082     (3,071)    3,195
Cumulative Effect
  of a Change in
  Accounting
  Principle        (200)       0        0           0     (200)
Net Income (loss)
  After Cumulative
  Effect of a
  Change in
  Accounting
  Principle    $  3,928  $  (944) $ 3,082   $ (3,071) $  2,995

Other Significant
Items:
Total Assets,
  June 30,
  2001         $488,351  $77,630  $71,541   $(115,379)$522,143
Total Investment
  Securities    154,250        0    3,593           0  157,843
Total Loans     319,393   73,414        0     (82,009) 310,798
Total Interest
  Income from
  External
  Customers,
  Six months
  Ended June
  30, 2001       16,887    7,383      106           0   24,376
Total Interest
  Income from
  Affiliates,
  Six Months Ended
  June 30, 2001   3,247        0       23      (3,270)       0
Investment in
  Wholly-Owned
  Subsidiaries    1,943        0   64,177     (66,120)       0




                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated

For the Three
Months Ended
June 30, 2000:
Net Interest
  Income       $  5,412  $ 2,015  $ 1,705   $  (1,642)  $ 7,490
Provision for
  Loan Losses        73    1,457        0           0     1,530
Total Noninterest
  Income          1,009      222      448        (233)    1,446
Total Noninterest
  Expense         2,922    1,737      325          (9)    4,975
Income(loss)
  Before Income
  Taxes (tax
  benefit)        3,426     (957)   1,828      (1,866)    2,431
Provision for
  Income Taxes
  (tax benefit)     976     (373)      29           0       632
Net Income
  (loss)       $  2,450  $  (584) $ 1,799    $ (1,866)  $ 1,799

For the Six
Months Ended
June 30, 2000:
Net Interest
  Income       $ 10,639  $ 4,514  $ 1,770    $ (1,643)  $15,280
Provision for
  Loan losses        73    2,583        0           0     2,656
Total Noninterest
  Income          1,813      419    2,517      (2,299)    2,450
Total Noninterest
  Expense         5,895    3,525      412          (9)    9,823
Income (loss)
  Before Income
  Taxes (tax
  benefit)        6,484   (1,175)   3,875      (3,933)    5,251
Provision for
  Income Taxes
  (tax benefit)   1,833     (459)      28           0     1,402
Net Income
  (loss)       $  4,651  $  (716) $ 3,847   $  (3,933) $  3,849

Other Significant
Items:
Total Assets
 June 30, 2000 $488,350  $76,706  $64,863   $(135,522) $494,397
Total Investment
  Securities    157,698       84    3,751           0   161,533
Total Loans     295,382   71,843        0     (76,074)  291,151
Total Interest
  Income from
  External
  Customers,
  Six months
  Ended
  June 30, 2000  15,750    7,997      128           0    23,875
Total Interest
  Income from
  Affiliates
  Six months
  Ended
  June 30, 2000   3,483        0        0      (3,483)        0
Investment in
  Wholly Owned
  Subsidiaries    1,616        0   58,271     (59,887)        0



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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.
When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

Pursuant to SFAS No. 133, the Company has accounted for certain interest rate swaps as cash flow hedges, and recognized a cumulative effect transition adjustment
(net of tax) to decrease other comprehensive income
("OCI") of approximately $24,000 on January 1, 2001.
The transition adjustment to OCI represents net unrealized losses on derivative instruments. Cumulative gains in future cash flows associated with these interest rate swaps are expected to offset unrealized losses included on OCI. As required under SFAS No. 133, hedge inef-fectiveness of these cash flow hedges will be reclassified into earnings based on the extent to which changes in the value of designated hedge instruments do not effectively offset changes in the value of hedged items. The extent of hedge ineffectiveness is influenced by a number of factors, including interest rate volatility, hedge performance, and correlation. There were no gains or losses, which were reclassified from OCI to other income or expense as a result of the discontinuance of cash flow hedges related to certain forecasted trans-actions that are probable of not occurring. The increase in the market values of these cash flow hedges amounted to approximately $16,000 for the quarter then ended and was recorded in OCI. The maturity of the interest rate swaps vary between one to five years.

Interest rate caps are option-like contracts that require the seller to pay the purchaser, at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate applied to a notional principal amount. The Bank uses caps purchased to partially hedge against rising interest rates on their floating rate short-term borrowings.

Pursuant to SFAS No. 133, the Company has determined that hedge accounting cannot be attained on its portfolio of interest rate caps and certain interest rate swaps, and recognized a cumulative effect transition (net of tax) adjustment to decrease net income by approximately
$200,000 on January 1, 2001. The increase in the market value of these interest rate caps and swaps through June 30, 2001, amounted to approximately $124,000 for the quarter then ended, and was recorded as an adjust-ment to investment income.

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

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the six months ended June 30, 2001, to year-end 2000, while comparing income and expense for the three and six-month periods ended June 30, 2001, to income for the three and six-month periods ended
June 30, 2000.

All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

COMPARING THE THREE MONTHS ENDED JUNE 30, 2001, TO THE
THREE MONTHS ENDED JUNE 30, 2000

The increase in interest income was due to increases in interest on loans. This increase is due to an increase in the average volume of loans outstanding, which offset a decrease in average yield.

The loan loss provision decreased compared to the prior year due to the improved credit quality of the overall loan portfolio.

The increase in interest expense was due to both an increase in the average deposit and borrowing balances outstanding and an increase in the average rate paid during the quarter.

The increase in service and other charges on deposit accounts was attributable to the implementation of a new automatic overdraft service, which has increased the fees charged.

The decrease in other income was a result of the Company selling its internally developed asset/liability management software to a regional broker dealer, thus, reducing the monthly fee income associated with the software.

Net income decreased $239,000, or 13.3%, resulting in a decrease of basic net income per share to $0.44. As described above this was primarily due to a larger increase in interest expense rather than the increase in interest income.


COMPARING THE SIX MONTHS ENDED JUNE 30, 2001, TO THE SIX
MONTHS ENDED JUNE 30, 2000

The increase in interest income was due to increases in the average balances of investment securities and loans outstanding during the six months ended June 30, 2001, which offset the effect of declining market interest rates.

The increase in interest expense was due to both an increase in the average deposit and borrowing balances outstanding and an increase in the average rate paid during the six month period ended June 30, 2001.

The increase in service and other charges on deposit accounts was attributable to the implementation of a new automatic overdraft service, which has increased the fees charged.

The decrease in other income was a result of the Company selling its internally developed asset/liability management software to a regional broker dealer, thus, reducing the monthly fee income associated with the software.

Net income after the cumulative effect of a change in accounting principle decreased $654,000, or 17.9%, resulting in a decrease of basic net income per share to $.84. As described above this was due primarily to a larger increase in interest expense than the increase in interest income.

COMPARING THE JUNE 30, 2001 STATEMENT OF FINANCIAL CONDITION
TO DECEMBER 31, 2000

In comparing financial condition at December 31, 2000 to June 30, 2001, liquidity and capital resources did not materially change during the period. Total assets increased $12.9 million to $522.1 million, while liabilities increased $11.0 million to $452.5 million. These changes were representative of the increases in the balance of investment securities and loan volume discussed above, funded by deposit growth of 2.9% and increases in other borrowings of 0.7%. Retained earnings increased $1.2 million, or 2.1%, due to earnings in excess of dividends paid during the period.
This change and an increase of $0.8 million in accumulated other comprehensive income increased shareholders' equity by $2.0 million to $69.6 million.

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

The Bank is required to maintain certain levels of regulatory capital. At June 30, 2001, and December 31,
2000, United Security and the Bank were in compliance with all regulatory capital requirements.

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

       (a)  There are no exhibits filed with this report.

SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.


DATE:  August 14, 2001

BY:  /s/LARRY M. SELLERS
     Its Vice-President, Secretary, and Treasurer
     (Duly Authorized Officer and Principal Financial
      Officer)