Form 10-Q
period 2001-09-30
UNITED SECURITY BANCSHARES INC
filed 2001-11-13
CIK 717806

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2001

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

           Class                   Outstanding at 9/30/01
Common Stock, $0.01 par value         3,376,990 shares


     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES



               PART 1.  FINANCIAL INFORMATION


                                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS:

Condensed Consolidated Statements of Financial
Condition at September 30, 2001, and December 31,
2000                                                  3

Condensed Consolidated Statements of Income
for the Three and Nine Months Ended September 30,
2001, and 2000                                        4

Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2001, and
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


      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands)

                            ASSETS
                                       Sept. 30,   Dec. 31,
                                         2001        2000
                                      (Unaudited)

Cash and Due from Banks                $ 12,472   $ 11,593
Interest-Bearing Deposits in Banks          832     20,865
Federal Funds Sold                        7,750          0
Trading Securities                            0      3,713
Investment Securities Available for
  Sale, at fair value                   149,097    148,118
Loans, net of allowances for loan
  losses of $6,540 and $6,529,
   respectively                         320,904    296,941
Premises and Equipment, net               9,467      9,201
Other Assets                             17,034     18,734
     Total Assets                      $517,556   $509,165


              LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                               $346,692   $338,156
Borrowings                               97,785     97,238
Other Liabilities                         7,347      6,143
     Total Liabilities                 $451,824   $441,537

Shareholders' Equity:
Common stock, par value $0.01 per
  share; 10,000,000 shares authorized;
   3,640,487 and 3,634,431 shares
    issued, respectively                     36         36
Surplus                                   8,875      8,769
Accumulated other comprehensive income,
   net                                    1,869        670
Retained Earnings                        60,659     58,405
Less Treasury Stock: 263,497 and 64,000
  shares, at cost, respectively          (5,707)      (252)
     Total Shareholders' Equity          65,732     67,628
     Total Liabilities and
       Shareholders' Equity            $517,556   $509,165

The accompanying notes are an integral part of these consolidated statements.


      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands, Except per Share Data)

                     Three Months Ended   Nine Months Ended
		              September 30,       September 30,
                      2001        2000    2001        2000
                        (Unaudited)          (Unaudited)
INTEREST INCOME:

Interest and
 Fees on Loans       $ 9,354   $ 9,323   $27,810   $27,536
Interest on
 Securities            2,413     2,839     8,333     8,500
  Total Interest
   Income             11,767    12,162    36,143    36,036
INTEREST EXPENSE:
Interest on
 Deposits              3,293     3,455    10,518     9,656
Interest on
 Borrowings            1,213     1,332     3,847     3,726
  Total Interest
   Expense             4,506     4,787    14,365    13,382
NET INTEREST INCOME    7,261     7,375    21,778    22,654
PROVISION FOR LOAN
 LOSSES                1,141     1,631     3,799     4,287
Net Interest Income
 After Provision For
   Loan Losses         6,120     5,744    17,979    18,367
NONINTEREST INCOME:
Service and Other
 Charges on Deposit
   Accounts              672       580     2,018     1,658
Other Income             473       240     1,397     1,827
Securities gains
 (losses), net           175        71       164       159
  Total Noninterest
    Income             1,320       891     3,579     3,644
NONINTEREST EXPENSES:
Salaries and Employee
 Benefits              2,788     2,819     8,519     8,535
Occupancy Expense        337       344     1,009       991
Furniture and
 Equipment Expense       368       397     1,078     1,238
Other Expenses         1,290       869     3,911     3,791
  Total Noninterest
    Expense            4,783     4,429    14,517    14,555
INCOME BEFORE
 INCOME TAXES          2,657     2,206     7,041     7,456
PROVISION FOR INCOME
 TAXES                   751       391     1,940     1,792
NET INCOME BEFORE
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING PRINCIPLE  1,906     1,815     5,101     5,664



CUMULATIVE EFFECT OF
 A CHANGE IN
 ACCOUNTING PRINCIPLE,
 net of tax                0         0       200         0
NET INCOME AFTER
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE           $ 1,906   $ 1,815   $ 4,901   $ 5,664

BASIC NET INCOME
 PER SHARE BEFORE
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE             $0.55     $0.51     $1.44     $1.59
DILUTED NET INCOME
 PER SHARE BEFORE
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE             $0.55     $0.51     $1.44     $1.58
BASIC NET INCOME
 PER SHARE AFTER
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE             $0.55     $0.51     $1.39     $1.59
DILUTED NET INCOME
 PER SHARE AFTER
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE             $0.55     $0.51     $1.38     $1.58
DIVIDENDS PER SHARE    $0.25     $0.23     $0.75     $0.69


The accompanying notes are an integral part of these Consolidated Statements.



    UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)

                                           Nine Months Ended
                                              September 30,
                                              2001    2000
                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $ 4,901  $ 5,664
Adjustments:
  Depreciation                                  852      927
  Amortization of Premiums and Discounts, net   318      103
  Amortization of Intangibles                   350      292
  Provision for Losses on Loans               3,799    4,287
  Loss(gain) on sale of securities, net        (164)    (159)
  Changes in Assets and Liabilities:
    Decrease(increase) in Other Assets        1,350     (938)
    Increase in Other Liabilities               747    2,400
      Total Adjustments                       7,252    6,912
      Net Cash Provided by Operating
        Activities                           12,153   12,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Call and Paydowns
  Of Securities Available for Sale           31,601   10,723
Proceeds from Sales of Securities            19,376    4,330
Purchase of Property and Equipment, Net      (1,118)    (301)
Purchase of Securities Available for Sale   (46,742)  (7,620)
Purchase of Federal Funds Sold               (7,750)       0
Loan(originations) and Principal Repayments,
  Net                                       (27,762) (25,433)
    Net Cash Used by Investing Activities   (32,395) (18,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Customer Deposits, Net            8,536    7,659
Exercise of Stock Options                       106       41
Repurchase of Treasury Stock                 (5,455)       0
Dividends Paid                               (2,646)  (2,463)
Increase in Borrowings, net                     547    6,475
  Net Cash Provided by Financing Activities   1,088   11,712
NET DECREASE IN CASH AND CASH EQUIVALENTS   (19,154)   5,987

CASH AND CASH EQUIVALENTS, beginning
  of period                                  32,458   12,889

CASH AND CASH EQUIVALENTS, end of period     13,304   18,876


The accompanying notes are an integral part of these Consolidated statements.


     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in Thousands)

1.  GENERAL

The accompanying unaudited condensed consolidated financial statements as of September 30, 2001 and 2000, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the "Company"). All significant inter-company transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2001. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2000, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 2000 consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current year presentation.


2.  NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine-month periods ended September 30, 2001 and 2000. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and nine-month periods ended September 30, 2001 and 2000, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.


The following table represents the net income per share calculations for the three and nine-month periods ended
September 30, 2001 and 2000:

                                                        Net
                                                      Income
                                  Net                   Per
For the Three Months Ended       Income     Shares     Share

September 30, 2001:
Net Income after Cumulative
  Effect of a Change in
  Accounting Principle            $1,906
Basic Net Income Per Share:
  Income Available to Common
    Shareholders                   1,906   3,462,880  $0.55
Dilutive Securities:
  Stock Options                        0       9,521
Dilutive Net Income Per Share:
  Income Available to Common
    Shareholders Plus Assumed
    Conversions                   $1,906   3,472,401  $0.55

September 30, 2000:
  Net Income                      $1,815
Basic Net Income Per Share:
  Income Available to Common
    Shareholders                   1,815   3,570,331  $0.51
Dilutive Securities:
  Stock Options                        0      11,174

Dilutive Net Income Per Share:
  Income Available to Common
    Shareholders Plus Assumed
    Conversions                   $1,815   3,581,705  $0.51


                                                       Net
                                                     Income
                                  Net                  Per
For the Nine Months Ended        Income     Shares    Share

September 30, 2001:
Net Income After Cumulative
  Effect of a Change in
  Accounting Principle            $4,901
Basic Net Income Per Share:
  Income Available to Common
    Shareholders                   4,901   3,535,590  $1.39
Dilutive Securities:
  Stock Options                        0       9,333
Dilutive Net Income Per Share:
  Income Available to Common
    Shareholders Plus Assumed
    Conversions                   $4,901   3,544,923  $1.38

September 30, 2000:
Net Income                        $5,664
Basic Net Income Per Share:
  Income Available to Common
    Shareholders                   5,664   3,570,064  $1.59
Dilutive Securities:
  Stock options                        0      11,159
Dilutive Net Income Per Share:
  Income Available to Common
    Shareholders Plus Assumed
    Conversions                    5,664   3,581,223  $1.58


3.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income and its changes for the three- and nine-month periods ended September 30, 2001 and 2000:


                         Three Months        Nine Months
                            Ended               Ended
                         September 30,      September 30,
                       2001       2000    2001       2000

Net Income             $1,906     $1,815  $4,901     $5,664
Other Comprehensive
 Income, Net of Tax:
  Cumulative Effect
   of a Change in
   Accounting
   Principle                0          0    (224)         0
  Unrealized Gain
  (Loss) on Securities
  and Cash Flow Hedges    342      1,037   1,198        409
Comprehensive Income   $2,248     $2,852  $5,875     $6,073



4.  MARKET RISK

There have been no material changes in reported market risks since year-end.

5.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133 and which addresses a limited number of issues related to the implementation of SFAS No. 133. The Company adopted SFAS 133, as amended on January 1, 2001 and recorded as a cumulative effect of a change in accounting principal a $200,000 charge to record certain derivatives not qualifying for hedge accounting. The Company believes that certain of its interest rate swap agreements qualify under SFAS No. 133 for cash flow hedge accounting treatment, and recorded a $24,000 charge to other comprehensive income on the implementation date.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, which served to supersede APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. According to this statement, all business combinations are to be accounted for using one method, purchase accounting. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquistion is July 1, 2001 or later. The Company does not believe that the issuance of this new statement will have a material impact on its consolidated financial position or consolidated results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which served to supersede APB No. 17, Intangible Assets. This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement are to be reported as resulting from a change in accounting principle. Though the Company is continuing to evaluate the impact of implementing this statement, goodwill amortization associated with indefinite-lived intangible assets for the nine months ended September 30, 2001 was approximately $288,000.


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

                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated
For the Three
Months Ended
September 30,
2001:
Net Interest
  Income       $  4,798  $ 2,400  $    63   $       0   $7,261
Provision for
  Loan Losses       225      916        0           0    1,141
Total Noninterest
  Income          1,178       41    2,020      (1,919)   1,320
Total Noninterest
  Expense         2,792    1,709      365         (83)   4,783
Income (loss)
  Before Income
  Taxes (tax
  benefit)        2,959     (184)   1,718      (1,836)   2,657
Provision for
  Income Taxes
  (tax benefit)     792      (52)      11           0      751
Net Income
  (loss)       $  2,167   $ (132) $ 1,707   $  (1,836) $ 1,906

For the Nine
Months Ended
September 30,
2001:
Net Interest
  Income       $ 15,050  $ 6,536  $   192   $       0 $ 21,778
Provision for
  Loan Losses       601    3,198        0           0    3,799
Total Noninterest
  Income          3,171      265    5,510      (5,367)   3,579
Total Noninterest
  Expense         8,995    5,099      734        (311)  14,517
Income (loss)
  Before Income
  Taxes (tax
  benefit)        8,625   (1,496)   4,968      (5,056)   7,041
Provision for
  Income Taxes
  (tax benefit)   2,330     (419)      29           0    1,940
Net Income (loss)
  Before Cumulative
  Effect of a
  Change in
  Accounting
  Principle    $  6,295   (1,077)   4,939      (5,056)   5,101

Cumulative Effect
  of a Change in
  Accounting
  Principle        (200)       0        0           0     (200)
Net Income (loss)
  After Cumulative
  Effect of a
  Change in
  Accounting
  Principle    $  6,095  $(1,077) $ 4,939   $  (5,056)$  4,901

Other Significant
Items:
Total Assets   $515,837  $76,806  $67,577   $(142,664)$517,556
Total Investment
  Securities    145,753        0    3,344           0  149,097
Total Loans     328,134   72,552        0     (79,782) 320,904
Investment in
  Wholly Owned
  Subsidiaries     (716)       0   61,085     (60,369)       0




Total Interest
  Income from
  External
  Customers,
  Nine months
  Ended Septem-
  ber 30, 2001   24,741   11,210      192           0   36,143
Total Interest
  Income from
  Affiliates,
  Nine Months
  Ended Septem-
  ber 30, 2001    4,674        0        0      (4,674)       0





                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated

For the Three
Months Ended
September 30,
2000:
Net Interest
  Income       $  5,429  $ 1,882  $   885  $    (821)  $ 7,375
Provision for
  Loan Losses        21    1,610        0          0     1,631
Total Noninterest
  Income          1,127      190    1,293     (1,719)      891
Total Noninterest
  Expense         2,895    1,755      300       (521)    4,429
Income(loss)
  Before Income
  Taxes (tax
  benefit)        3,640   (1,293)   1,878     (2,019)    2,206
Provision for
  Income Taxes
  (tax benefit)     889     (504)       6          0       391
Net Income
  (loss)       $  2,751  $  (789) $ 1,872   $ (2,019)  $ 1,815

For the Nine
Months Ended
September 30,
2000:
Net Interest
  Income       $ 16,067  $ 6,396  $ 2,655   $ (2,464)  $22,654
Provision for
  Loan losses        94    4,193        0          0     4,287
Total Noninterest
  Income          2,752      609    4,286     (4,003)    3,644
Total Noninterest
  Expense         8,793    5,280    1,041       (559)   14,555
Income (loss)
  Before Income
  Taxes (tax
  benefit)        9,932   (2,468)   5,900     (5,908)    7,456
Provision for
  Income Taxes
  (tax benefit)   2,721     (963)      34          0     1,792
Net Income
  (loss)       $  7,211  $(1,505) $ 5,866  $  (5,908) $  5,664

Other Significant
Items:
Total Assets
 September
 30, 2000      $491,164  $75,808  $67,103  $(138,354) $495,721
Total Investment
  Securities    145,908        0    3,735          0   149,643
Total Loans     302,477   71,199        0    (76,358)  297,318
Total Interest
  Income from
  External
  Customers,
  Nine months
  Ended
  September
  30, 2000       23,319   11,751      966          0    36,036
Total Interest
  Income from
  Affiliates
  Nine months
  Ended
  September
  30, 2000        5,355        0        0     (5,355)        0
Investment in
  Wholly Owned
  Subsidiaries    2,050        0   61,312    (63,362)        0



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

Pursuant to SFAS No. 133, the Company has accounted for certain interest rate swaps as cash flow hedges, and recognized a cumulative effect transition adjustment
(net of tax) to decrease other comprehensive income
("OCI") of approximately $24,000 on January 1, 2001.
The transition adjustment to OCI represents net unrealized losses on derivative instruments. Cumulative gains in future cash flows associated with these interest rate swaps are expected to offset unrealized losses included on OCI. As required under SFAS No. 133, hedge inef-fectiveness of these cash flow hedges will be reclassified into earnings based on the extent to which changes in the value of designated hedge instruments do not effectively offset changes in the value of hedged items. The extent of hedge ineffectiveness is influenced by a number of factors, including interest rate volatility, hedge performance, and correlation. There were no gains or losses, which were reclassified from OCI to other income or expense as a result of the discontinuance of cash flow hedges related to certain forecasted trans-actions that are probable of not occurring. The decrease in the market values of these cash flow hedges amounted to approximately $688,000 for the nine months ended
September 30,2001, and was recorded in OCI. The maturity of the interest rate swaps vary between one to five years.

Interest rate caps are option-like contracts that require the seller to pay the purchaser, at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate applied to a notional principal amount. The Bank uses caps purchased to partially hedge against rising interest rates on their floating rate short-term borrowings.

Pursuant to SFAS No. 133, the Company has determined that hedge accounting cannot be attained on its portfolio of interest rate caps and certain interest rate swaps, and recognized a cumulative effect transition (net of tax) adjustment to decrease net income by approximately
$200,000 on January 1, 2001. The increase in the market value of these interest rate caps and swaps through September 30, 2001, amounted to approximately $262,000 for the nine months ended September 30, 2001, and was recorded as an adjustment to investment income.

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

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the nine months ended September 30, 2001, to December 31, 2000, while comparing income and expense for the three and nine-month periods ended September 30, 2001, to income for the three and nine-month periods ended September 30, 2000.

All yields and ratios presented and discussed herein are based on the cash basis and not on the tax-equivalent basis.

COMPARING THE THREE MONTHS ENDED SEPTEMBER 30, 2001, TO THE
THREE MONTHS ENDED SEPTEMBER 30, 2000

The decrease in interest income was due to decreases in interest earned on loans and investments. This decrease is due to an overall decrease in the average yield, which offset an increase in the volume of loans outstanding.

The decrease in interest expense was due to an overall decrease in the average rate paid for both deposits and borrowing, which offset increases in the volume of both deposits and borrowings.

The net interest income decreased by $114,000, or 1.5%, due to the fact that rates paid on interest bearing liabilities repriced slower than that of interest earning assets.

The loan loss provision decreased compared to the prior year due to the improved credit quality at the finance company subsidiary, which was offset somewhat by the bank's decreased credit quality.

The increase in service and other charges on deposit accounts was attributable to the implementation of a new automatic overdraft service, which has increased the fees charged.

The increase in other income was due to increased commissions on bond trades created on behalf of existing bank customers, as well as increased fees on several peripheral bank programs and services.


The increase in other expense was the result of the increased costs associated with bankruptcies and other collection efforts during the quarter, as well as realizing increased losses on its low income housing properties.

Net income increased $91,000, or 5.0%, resulting in an increase of basic net income per share to $0.55. As described above, this was primarily due to a large decrease in the loan loss provision and an increase in noninterest income.



COMPARING THE NINE MONTHS ENDED SEPTEMBER 30, 2001, TO THE
NINE MONTHS ENDED SEPTEMBER 30, 2000

The slight increase in interest income was due to increases in the average volume of loans and investments outstanding during the nine months ended September 30, 2001, which offset a decrease in average yield, representative of falling market interest rates.

The increase in interest expense was due to increases in the average deposit and borrowing balances outstanding compared to the prior year, which offset a decrease in average rate paid.

The net interest income decreased by $876,000, or 3.9%, due to the fact that rates paid on interest bearing liabilities repriced slower than that of interest earning assets.

The loan loss provision decreased compared to the prior year due to the improved credit quality at the finance company subsidiary, which was offset somewhat by the bank's decreased credit quality.

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

Net income after the cumulative effect of a change in accounting principle decreased $763,000, or 13.5%, resulting in a decrease of basic net income per share to $1.39. As described above, this was due primarily to a larger increase in interest expense as compared to the increase in interest income.

COMPARING THE SEPTEMBER STATEMENT OF FINANCIAL CONDITION
TO DECEMBER 31, 2000

In comparing financial condition at December 31, 2000, to September 30, 2001, liquidity and capital resources decreased. Liquidity decreased due to both management's decision to fund loan growth and to use funds to repurchase outstanding stock during the period. Total assets increased $8.4 million to $517.6 million, while liabilities increased $10.3 million to $451.8 million. These changes were representative of the increases in loan volume discussed above, funded by deposit growth of 2.5% and increases in borrowings of .6%. Accumulated other comprehensive income increased by $1.2 million, or 177%, due to decreases in interest rates improving the market value of investment securities held by the Company. Retained earnings increased $2.3 million, or 3.9%, due to earnings in excess of dividends paid during the period. Treasury stock increased $5.5 million due to initiation of a stock repurchase program during the current year. The overall decrease in shareholders' equity of $1.9 million, or 2.8%, was due to increased treasury stock, which was offset by increases in retained earnings and accumulated other comprehensive income.


CAPITAL RESOURCES

FUSB's primary sources of funds are customer deposits, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows, and loan prepayments which are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending require-ments.

USB and FUSB are required to maintain certain levels of regulatory capital. At September 30, 2001, and December 31,
2000, United Security and the Bank were in compliance with all regulatory capital requirements.

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


DATE: November 13, 2001

BY:  /s/LARRY M. SELLERS
     Its Vice-President, Secretary, and Treasurer
     (Duly Authorized Officer and Principal Financial
      Officer)