Form 10-K405
period 2001-12-31
UNITED SECURITY BANCSHARES INC
filed 2002-03-22
CIK 717806

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -     ACT OF 1934 [NO FEE REQUIRED]

       For the fiscal year ended December 31, 2001

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _________ to________

                         Commission File Number 0-14549

                        UNITED SECURITY BANCSHARES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                   63-0843362
                  --------                                   ----------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    dentification No.)

           131 West Front Street
            Post Office Box 249
            Thomasville, Alabama                                36784
            --------------------                                -----
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X. No__
                                              -

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X. No__
               -

    Shares of common stock ($0.01 par value) outstanding as of March 5, 2002:
3,307,067

    The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 5, 2002 is $85,997,273.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

    Portions of the Company's definitive proxy statement for the 2002 annual meeting of its shareholders are incorporated by reference into Part III.

                        United Security Bancshares, Inc.
                           Annual Report on Form 10-K
                            for the fiscal year ended
                                December 31, 2001


                                TABLE OF CONTENTS
                                -----------------

                                                                                          Sequential
Part     Item     Caption                                                                  Page No.
----     ----     -------                                                                  --------

I          1      Business ...........................................................      3

           2      Properties .........................................................     12

           3      Legal Proceedings ..................................................     12

           4      Submission of Matters to a Vote of Security Holders ................     13

II         5      Market for Registrant's Common Equity and Related Stockholder
                  Matters ............................................................     13

           6      Selected Financial Information .....................................     14

           7      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..........................................     15

          7A      Quantitative and Qualitative Disclosures About Market Risk .........     41

           8      Financial Statements and Supplementary Data ........................     41

           9      Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure ...........................................     68

III       10      Directors and Executive Officers of the Registrant .................     68

          11      Executive Compensation .............................................     68

          12      Security Ownership of Certain Beneficial Owners
                  and Management .....................................................     68

          13      Certain Relationships and Related Transactions .....................     68

IV        14      Exhibits, Financial Statement Schedules and Reports on Form 8-K ....     69


Signatures............................................................................     70

Exhibits

                                     PART I

Item 1. Business.
----------------
        General
        -------

        United Security Bancshares, Inc. ("Bancshares") is a Delaware corporation organized in 1999, as a successor by merger to United Security Bancshares, Inc., an Alabama corporation. Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and it operates one banking subsidiary, First United Security Bank (the "Bank"). The Bank owns all of the stock of Acceptance Loan Company, Inc. ("ALC"), a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. Bancshares owns all the stock of First Security Courier Corporation ("First Security"), an Alabama corporation organized for the purpose of providing certain bank courier services. The Bank's wholly-owned Arizona subsidiary, FUSB Reinsurance, Inc. ("FUSB Reinsurance"), reinsures or "underwrites" credit life and credit accident and health insurance policies sold to the Bank's consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and the primary third-party insurer retains the remaining risk. The third-party insurer and/or a third-party administrator is responsible for performing most of the administrative functions of FUSB Reinsurance on a contact basis.

        The Bank has seventeen banking offices, which are located in Thomasville, Coffeeville, Fulton, Gilbertown, Grove Hill, Butler, Jackson, Brent, Centreville, Woodstock, Bucksville and Harpersville, Alabama, and its market area includes portions of Bibb, Clarke, Choctaw, Jefferson, Marengo, Shelby, Sumter, Tuscaloosa, Washington and Wilcox Counties in Alabama, as well as Clarke, Lauderdale and Wayne Counties in Mississippi.

     The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings and time deposits, personal and commercial loans, credit card and safe deposit box services and the purchase and sale of government securities.

     As of December 31, 2001, the Bank had 181 full-time equivalent employees, ALC had 109 full-time equivalent employees and Bancshares had no employees, other than the officers of Bancshares who are indicated in Part III, Item 10 of this report.

     Competition
     -----------

     The Bank encounters strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with other commercial banks (including at least ten in its service area), savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

     The Gramm-Leach-Bliley Act (the "GLB Act"), which became effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.

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

     The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds among parties.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorized bank holding companies to acquire banks and other bank holding companies without geographic limitations beginning September 30, 1995, which has increased further the competitiveness of the banking industry.

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

          Supervision and Regulation
          --------------------------

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

          The GLB Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company by filing a declaration if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act ("CRA"). No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Board of Governors.

          The GLB Act defines "financial in nature" to include securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and activities that the Board of Governors has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature (other than insurance underwriting, insurance company portfolio investment, merchant banking, real estate development and real estate investment) through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank at issue has a CRA rating of satisfactory or better.

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

          There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Board of Governors with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Although the FDIC's claim is junior to the claims of non-affiliated depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders.

           The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" as such terms are defined under regulations issued by the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Bancshares and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a "well capitalized" institution, the Tier 1 capital ratio, the total capital ratio and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

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

Item 2.    Properties.
---------------------

           Bancshares owns no property and does not expect to own any. The business of Bancshares is conducted from the offices of the Bank. With the exception of leasing a small facility in Centreville, the Bank owns all of its offices in fee without encumbrances. ALC leases office space throughout Alabama but owns no property. The aggregate annual rental payments for office space for ALC total approximately $414,047.

Item 3.    Legal Proceedings.
----------------------------

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

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          Not applicable.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

           There were 3,653,996 shares of Bancshares common stock issued and 3,307,067 shares outstanding as of March 5, 2002. As of March 5, 2002, there were approximately 987 shareholders of Bancshares.

           On June 27, 2000, Bancshares' common stock began trading under the symbol USBI on The Nasdaq SmallCap Market. The sales price range for Bancshares' common stock during each calendar quarter of 2000 and 2001 are shown below. Market prices shown for the first two quarters of 2000 reflect sales prices reported by a broker-dealer making a limited market in Bancshares common stock during that time period. Market prices shown for the third and fourth quarters of 2000 and for 2001 represent sales prices as reported in the Nasdaq Historical Quotes.

                                               High     Low
         2000
         First Quarter ....................   $34.00   $23.00
         Second Quarter ...................    33.00    20.50
         Third Quarter ....................    33.50    25.38
         Fourth Quarter ...................    29.75    20.00

         2001
         First Quarter ....................   $30.50   $20.50
         Second Quarter ...................    27.00    19.00
         Third Quarter ....................    29.50    26.10
         Fourth Quarter ...................    28.62    28.00

           Bancshares has paid dividends on its common stock on a quarterly basis in the past three years as follows:

                                               Dividends Paid
                                               on Common Stock
                        Fiscal Year              (per annum)
                        -----------              -----------
                           1999                     $.82

                           2000                     $.90

                           2001                     $.98

           As a holding company, Bancshares, except under extraordinary circumstances, will not generate earnings of its own, but will rely solely on dividends paid to it by the Bank as the source of income to meet its expenses and pay dividends. Under normal circumstances, Bancshares' ability to pay dividends will depend entirely on the ability of the Bank to pay dividends to Bancshares.

           The Bank is a state banking corporation, and the payment of dividends by the Bank is governed by the Alabama Banking Code. The Alabama Banking Code imposes certain restrictions on banks regarding the payment of dividends. The Bank is required by Alabama law to obtain approval of the Superintendent of the State Banking Department of Alabama prior to the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (a) the Bank's net earnings (as defined by statute) for that year plus
(b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from the Bank's surplus without the prior written approval of the Superintendent.

Item 6. Selected Financial Information.
--------------------------------------


               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                        SELECTED FINANCIAL INFORMATION


                                                                           Year Ended December 31,
                                                             --------------------------------------------------
                                                               2001       2000      1999      1998      1997
                                                             --------   --------  --------  --------  --------
                                                             (In Thousands of Dollars, Except Per Share Amounts
RESULTS OF OPERATIONS
Interest Revenue............................................ $ 47,776   $ 48,323  $ 44,919  $ 43,255  $ 37,648
Interest Expense............................................   18,419     18,292    15,365    15,518    15,376
                                                             --------   --------  --------  --------  --------
Net Interest Revenue........................................   29,357     30,031    29,554    27,737    22,272
Provision for Loan Losses...................................    5,255      6,837     4,305     3,187     1,710
Non-Interest Revenue........................................    4,730      4,883     4,747     4,558     4,361
Non-Interest Expense........................................   19,493     19,106    18,534    17,008    15,229
                                                             --------   --------  --------  --------  --------
Income Before Income Taxes..................................    9,339      8,971    11,462    12,100     9,694
Income Taxes................................................    2,552      2,193     3,302     3,521     2,713
                                                             --------   --------  --------  --------  --------
Net Income Before Cumulative Effect of a Change in
  Accounting Principle...................................... $  6,787   $  6,778  $  8,160  $  8,579  $  6,981
                                                             --------   --------  --------  --------  --------
Cumulative Effect of a Change in Accounting Principle....... $   (200)  $      0  $      0  $      0  $      0
                                                             --------   --------  --------  --------  --------
Net Income After Cumulative Effect of a Change in Accounting
  Principle................................................. $  6,587   $  6,778  $  8,160  $  8,579  $  6,981
                                                             ========   ========  ========  ========  ========
Net Income Per Share:
 Basic...................................................... $   1.89   $   1.90  $   2.29  $   2.42  $   1.97
 Diluted.................................................... $   1.88   $   1.89  $   2.28  $   2.40  $   1.96
 Average Number of Shares Outstanding (000).................    3,494      3,570     3,561     3,543     3,537

PERIOD END STATEMENT OF CONDITION
Total Assets................................................ $523,112   $509,165  $476,599  $450,073  $425,941
Loans, Net..................................................  332,994    296,941   276,172   235,060   215,897
Deposits....................................................  354,815    338,156   326,751   326,645   322,418
Shareholders' Equity........................................   65,206     67,628    61,671    60,568    52,711

AVERAGE BALANCES
Total Assets................................................ $516,305   $491,580  $459,922  $439,080  $434,010
Average Earning Assets......................................  486,615    454,055   424,074   408,506   402,271
Loans, Net..................................................  318,453    295,394   256,192   231,792   212,570
Deposits....................................................  345,919    331,877   328,263   320,958   345,442
Shareholders' Equity........................................   67,736     63,604    61,140    57,409    50,164

PERFORMANCE RATIOS
Net Income to:..............................................
 Average Total Assets.......................................     1.28%      1.38%     1.77%     1.95%     1.61%
 Average Shareholders' Equity...............................     9.72%     10.66%    13.35%    14.94%    13.92%
Average Shareholders' Equity to:
 Average Total Assets.......................................    13.12%     12.94%    13.29%    13.07%    11.55%
Dividend Payout Ratio.......................................    53.98%     48.47%    36.67%    31.40%    26.79%

Item 7.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
           Results of Operations.
           ---------------------

Introduction

   The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security"), and should be read in conjunction with the Audited Financial Statements and Notes thereto included herein. The emphasis of this discussion will be on the years 2001, 2000, and 1999. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis.

   United Security is the parent holding company of First United Security Bank (the "Bank"). The Bank operates a finance company, Acceptance Loan Company, Inc. ("ALC"), that currently has twenty-nine offices in Alabama, Northwest Florida, and Southeast Mississippi. The Bank also owns a reinsurance company, FUSB Reinsurance, Inc. United Security also operates a courier company as a subsidiary, First Security Courier Corporation, which is in the business of delivering checks and documents to the Federal Reserve to aid in check clearing. This courier company performs courier services for the Bank as well as other companies in our market area.

   At December 31, 2001, United Security had consolidated assets of approximately $523.1 million and operated seventeen banking locations in five counties. These seventeen locations contributed approximately $8.2 million to consolidated net income in 2001. The Bank's sole business is banking; therefore, loans and investments are its principal sources of income.

   This discussion contains certain forward-looking statements with respect to the financial condition, results of operation and business of United Security and the Bank related to, among other things:

    A. Trends or uncertainties which will impact future operating results, liquidity and capital resources and the relationship among those trends or uncertainties and nonperforming loans and other loans;

    B. The diversification of product production among timber-related entities and the effect of that diversification on the Bank's concentration of loans to timber-related entities;

    C. The composition of United Security's derivative securities portfolio and its interest rate hedging strategies and volatility caused by uncertainty over the economy, inflation and future interest rate trends;

    D. The effect of the market's perception of future inflation and real returns and the monetary policies of the Federal Reserve Board on short- and long-term interest rates;

    E. The effect of interest rate changes on liquidity and interest rate sensitivity management;

    F. The amount of anticipated (i) net loan charge-offs, (ii) loans on a non-accrual basis, and (iii) derivative income; and

    G. The expectations, beliefs, and plans of management as set forth in the letter to shareholders contained in this Annual Report.

   These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

    1) The perceived diversification in product production when the timber industry fails to protect the Bank from its concentration of loans to the timber industry as a result of, for example, the emergence of technological developments or market difficulties that affect the timber industry as a whole;

    2) Periods of lower interest rates continue to accelerate the rate at which the underlying obligations of mortgage-backed securities and collateralized mortgage obligations are prepaid, thereby affecting the yield on such securities held by the Bank;

    3) Inflation grows at a greater-than-expected rate with a material adverse effect on interest rate spreads and the assumptions' management of United Security has used in its interest rate hedging strategies and interest rate sensitivity gap strategies;

4) Rising interest rates adversely affect the demand for consumer credit;
   and

5) General economic conditions, either nationally or in Alabama, Mississippi and Florida, are less favorable than expected.

Critical Accounting Policies

   The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 2, "Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements."

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

   The Bank owns all of the stock of Acceptance Loan Company, Inc. ("ALC"), an Alabama Corporation. ALC is a finance company organized for the purpose of making consumer loans. The Bank is ALC's only source of funds, and ALC's funding makes up approximately $83.9 million of the Bank's loans. ALC reported a net loss of $1.4 million for the year ended December 31, 2001, due to unsatisfactory loan portfolio performance. This is an improvement over the $3.0 million loss in 2000.

   Management believes the most significant factor in producing quality financial results is the Bank's ability to react properly and in a timely manner to changes in interest rates. Management, therefore, continues to maintain a more balanced position between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations. The following table reflects the distribution of average assets, liabilities, and shareholders' equity for each of the three years ended December 31, 2001, 2000, and 1999.

Distribution of Assets, Liabilities, and Shareholders' Equity, with Interest Rates and Interest Differentials

                                                                       December 31,
                                        -------------------------------------------------------------------------
                                                  2001                     2000                     1999
                                        -----------------------  -----------------------  -----------------------
                                        Average           Yield/ Average           Yield/ Average           Yield/
                                        Balance  Interest Rate % Balance  Interest Rate % Balance  Interest Rate %
                                        -------- -------- ------ -------- -------- ------ -------- -------- ------
                                                      (In Thousands of Dollars, Except Percentages)
ASSETS
Interest Earning Assets:
  Loans (Note A)....................... $318,453 $37,230  11.69% $295,394 $37,069  12.55% $256,192 $33,776  13.18%
Taxable Investments (Note B)...........  143,795   9,164   6.37%  132,650   9,604   7.24%  140,387   9,498   6.77%
Non-Taxable Investments................   21,082   1,270   6.02%   22,780   1,445   6.34%   25,029   1,528   6.10%
Federal Funds Sold.....................    3,285     112   3.41%    3,231     205   6.34%    2,466     117   4.74%
                                        -------- -------  -----  -------- -------  -----  -------- -------  -----
   Total Interest-Earning Assets.......  486,615  47,776   9.82%  454,055  48,323  10.64%  424,074  44,919  10.59%
                                        -------- -------  -----  -------- -------  -----  -------- -------  -----
Non-Interest Earning Assets:
  Other Assets.........................   29,690                   37,525                   35,848
                                        --------                 --------                 --------
   Total............................... $516,305                 $491,580                 $459,922
                                        ========                 ========                 ========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-Bearing Liabilities:
  Demand Deposits...................... $ 60,615 $ 1,002   1.65% $ 58,732 $ 1,182   2.01% $ 59,885 $ 1,225   2.05%
  Savings Deposits.....................   40,292     899   2.23%   39,591   1,020   2.58%   39,896   1,026   2.57%
  Time Deposits........................  206,128  11,537   5.60%  193,157  11,065   5.73%  188,170   9,932   5.28%
  Other Liabilities....................   96,837   4,982   5.14%   86,470   5,025   5.81%   62,700   3,182   5.07%
                                        -------- -------  -----  -------- -------  -----  -------- -------  -----
   Total Interest-Bearing Liabilities..  403,872  18,420   4.56%  377,950  18,292   4.84%  350,651  15,365   4.38%
                                        -------- -------  -----  -------- -------  -----  -------- -------  -----
Non-Interest Bearing Liabilities:
  Demand Deposits......................   38,884                   40,397                   40,312
  Other Liabilities....................    5,813                    9,629                    7,819
  Shareholders' Equity.................   67,736                   63,604                   61,140
                                        --------                 --------                 --------
   Total............................... $516,305                 $491,580                 $459,922
                                        ========                 ========                 ========
Net-Interest Income (Note C)...........          $29,356                  $30,031                  $29,554
                                                 =======                  =======                  =======
Net Yield on Interest-Earning Assets...                    6.03%                    6.61%                    6.97%
                                                          =====                    =====                    =====

Note A -- For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.
Note B -- Taxable investments include all held-to-maturity,
     available-for-sale, and trading account securities.
Note C -- Loan fees of $2,932,596, $2,513,817, and $1,880,997 for 2001, 2000,
     and 1999, respectively, are included in interest income amounts above.

                                    [GRAPH]



                 NET LOANS
           (MILLIONS OF DOLLARS)

205     216     235     276     297     333
1996    1997    1998    1999    2000    2001


Loans and Allowances for Loan Losses

   Total loans outstanding increased by $36.3 million in 2001 with $346.1 million outstanding at year-end. Real estate loans increased by $36.4 million to $217.0 million outstanding at December 31, 2001. Real estate loans made up 62.7% of total gross loans at year-end 2001. Construction activity in the trade areas continues to be predominately commercial. The Company continues to offer a home equity loan and a long-term fixed-rate mortgage loan program. Acceptance Loan Company is a wholly-owned subsidiary of First United Security Bank. ALC was organized in 1995 primarily to make consumer loans. ALC grew from three offices with $1.9 million in total loans outstanding at December 31, 1995, to thirty-two offices at December 31, 2000. The total number of ALC offices was reduced to twenty-nine prior to year-end 2001, with twenty-three offices located in Alabama, four in Mississippi and two in Florida. At December 31, 2001, combined loans from these offices totaled $79.8 million and made up 24% of total loans of the Bank.

   Real estate loans consist of construction loans to both businesses and individuals. These loans relate to residential and commercial development, commercial buildings and apartment complexes. Real estate loans also consist of other loans secured by real estate such as one-to-four family dwellings including mobile homes, loans on land only, multi-family dwellings, non-farm non-residential real estate and home equity loans. ALC had a total of $34 million in real estate loans or 15.7% of total real estate loans at year-end 2001.

   Commercial loans totaled $45.3 million at December 31, 2001. These loans increased $3.8 million or 9.2% from December 31, 2000.

   Consumer installment loans totaled $83.8 million at December 31, 2001, compared to $87.7 million at December 31, 2000. This decrease of $3.9 million or 4.5% reflects overall reduction in loans made by ALC and a continued emphasis on loans secured by real estate. The consumer loans include loans to individuals for household, family and other personal expenditures including credit cards and other related credit plans. Consumer installment loans by ALC represent $51.5 million or 61.5% of total consumer installment loans. The yields on these loans average over 20.9% A.P.R. and enhance the Bank's net interest margin.

   The allowance for loan losses is maintained at a level, which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio and changes in its risk profile, credit concentrations, historical trends, and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan's original effective market interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary they are reported in earnings during periods they become known.

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

   In order to better manage credit risk, ALC carefully oversees its portfolio through formal underwriting standards, monitoring of customer payments and active follow-up. ALC assesses the adequacy of the allowance for loan losses on an aggregate level based upon recent delinquency status and estimates of inherent loss from historical experience within these portfolios. This policy was revised during 2000 to reflect the changing mix of loans in the company. ALC now concentrates more on loans secured by real estate and places less emphasis on automobile loans.

   The following table shows the Bank's loan distribution as of December 31, 2001, 2000, 1999, 1998, and 1997.

                                                            December 31,
                                            --------------------------------------------
                                              2001     2000     1999     1998     1997
                                            -------- -------- -------- -------- --------
                                                     (In Thousands of Dollars)

Commercial, Financial and Agricultural..... $ 45,345 $ 41,507 $ 39,996 $ 35,444 $ 35,036
Real Estate................................  216,979  180,627  156,979  123,264  126,824
Installment................................   83,783   87,713   90,599   86,282   61,822
Less: Unearned Interest, Commissions & Fees    6,523    6,377    5,823    4,941    3,738
                                            -------- -------- -------- -------- --------
   Total................................... $339,584 $303,470 $281,751 $240,049 $219,944
                                            ======== ======== ======== ======== ========

   The amounts of total loans (excluding installment loans) outstanding at December 31, 2001, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years, and (3) more than five years, are shown in the following table.

                                                       Maturing
                                        ---------------------------------------
                                                 After One
                                         Within  But Within   After
                                        One Year Five Years Five Years  Total
                                        -------- ---------- ---------- --------
                                               (In Thousands of Dollars)
Commercial, Financial, and Agricultural $ 33,764  $ 9,308    $ 2,273   $ 45,345
Real Estate - Mortgage.................   91,927   51,364     73,688    216,979
                                        --------  -------    -------   --------
   Total............................... $125,691  $60,672    $75,961   $262,324
                                        ========  =======    =======   ========

   Variable rate loans totaled approximately $56.5 million and are included in the one-year category.

   The Bank and ALC ended the year with an allowance for loan losses of $6.6 million, an increase of approximately $100,000 over year-end 2000. Total loans charged off in 2001 totaled $6.0 million. Recoveries on loans previously charged off totaled $855,627, resulting in net charge-offs of $5.2 million. Net charge-offs for 2000 totaled $5.9 million. Management allocated and charged to operations $5.3 million in 2001 as an addition to the allowance for loan losses. This compares to $6.8 million charged to operations for 2000. Of this amount, $4.4 million was allocated from ALC operations and $.9 million from the Bank. Net loan charge-offs as a percentage of average loans decreased from 1.99% in 2000 to 1.63% in 2001 primarily due to improved credit quality related to ALC's portfolio.

Non-Performing Assets

   The following table presents information on non-performing loans and real estate acquired in settlement of loans.

                                                          December 31,
                                             --------------------------------------
                                              2001    2000    1999    1998    1997
                                             ------  ------  ------  ------  ------
                                                    (In Thousands of Dollars)
Non-Performing Assets:
 Loans Accounted for on a Non-Accrual Basis. $2,595  $2,104  $1,725  $3,460  $1,488
 Accruing Loans Past Due 90 Days or More....  2,346   2,237   1,347   1,610   1,285
 Real Estate Acquired in Settlement of Loans  1,342     860     286     215     506
                                             ------  ------  ------  ------  ------
   Total.................................... $6,283  $5,201  $3,358  $5,285  $3,279
                                             ======  ======  ======  ======  ======
Percent of Net Loans and Other Real Estate..   1.84%   1.75%   1.21%   2.25%   1.52%
                                             ======  ======  ======  ======  ======

   Accruing loans past due 90 days or more at December 31, 2001, totaled $2.3 million. These loans are secured, and, taking into consideration the collateral value and the financial strength of the borrowers, management believed there would be no loss in these accounts and allowed the loans to continue accruing. Loans past due 90 days originated by ALC totaled $1.4 million at December 31, 2001, or 60.9% of all loans past due 90 days and more and still accruing.

   At December 31, 2001, the Bank had one loan considered to be impaired. The amount of this loan, which is on non-accrual, is $335,317, and the related allowance is $167,658. The average recorded investment in impaired loans during the year ended December 31, 2001, was approximately $360,000. For the year ended December 31, 2001, the Bank recognized no interest income on the impaired loan. The Bank had approximately $365,000 considered to be impaired at December 31, 2000.

   In the opinion of management, non-performing loans and any other loans which have been classified for regulatory purposes do not represent or result from trends or uncertainties which will materially impact future operating results, liquidity, or capital resources. Management is not aware of information which would cause serious doubts as to the ability of borrowers to comply with present repayment terms. Non-performing assets as a percentage of net loans and other real estate was 1.84% at December 31, 2001. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when underlying collateral values and management's belief that the financial strength of the borrowers is sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset value downgraded. Through frequent training, our lending officers are directed by the Bank's and ALC's written loan policy to make loans within our trade area, to obtain adequate down payments on purchase-money transactions, and to lend within policy guidelines on other transactions. In addition, the Bank's loan review officer and ALC's management conducts an independent review of individual loans by branch and officer.

   The Bank discontinues the accrual of interest on a loan when management has reason to believe the financial condition of the borrower has deteriorated so that the collection of interest is in doubt. When a loan is placed on non-accrual, all unpaid accrued interest is reversed against current income unless the collateral securing the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans is generally either applied against the principal or recognized on a cash basis, according to management's judgment as to whether the borrower can ultimately repay the loan. A loan may be restored to accrual status if the obligation is brought current, performs in accordance with the contract for a reasonable period, and if management determines that the repayment of the total debt is no longer in doubt. Non-accrual loans totaled $2.6 million. This is an increase over $2.1 million reported in 2000 and $1.7 million reported in 1999.

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for each of the five years indicated.

                                                            December 31,
                 --------------------------------------------------------------------------------------------------
                        2001                2000                1999                1998                1997
                 ------------------  ------------------  ------------------  ------------------  ------------------
                            Percent             Percent             Percent             Percent             Percent
                            of Loans            of Loans            of Loans            of Loans            of Loans
                            in Each             In Each             in Each             in Each             in Each
                            Category            Category            Category            Category            Category
                 Allowance  to Total Allowance  to Total Allowance  to Total Allowance  to Total Allowance  to Total
                 Allocation  Loans   Allocation  Loans   Allocation  Loans   Allocation  Loans   Allocation  Loans
                 ---------- -------- ---------- -------- ---------- -------- ---------- -------- ---------- --------
                                                      (In Thousands of Dollars)
Commercial,
  Financial, and
  Agricultural..   $  587      13%     $  980      14%     $  837      14%     $  748      15%     $1,416      16%
Real Estate.....      973      63%        653      59%        558      55%        499      50%        405      57%
Installment.....    5,030      24%      4,896      27%      4,184      31%      3,742      35%      2,225      27%
                   ------     ---      ------     ---      ------     ---      ------     ---      ------     ---
   Total........   $6,590     100%     $6,529     100%     $5,579     100%     $4,989     100%     $4,046     100%
                   ======     ===      ======     ===      ======     ===      ======     ===      ======     ===

   The allowance for loan losses is established by risk group as follows:

       Large classified loans, non-accrual loans, and impaired loans are evaluated individually with specific reserves allocated based on management's review.

       Smaller non-accrual and adversely classified loans are assigned a portion of the allowance based on loan grading. Smaller past due loans are assigned a portion of the allowance using a formula that is based on the severity of the delinquency.

       The remainder of the portfolio is also allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan portfolio. Allocation weights are assigned based on the Bank's historical loan loss experience in each category, although a higher allocation weight may be used if current conditions indicate that the loan losses may exceed historical experience.

   The final portion of the allowance is for inherent losses which may exist as of the valuation date even though they may not have been identified by the more objective processes used for the portion of the allowance described above. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, changes in underwriting practices, historical loss experience, and the general economic environment in the Company's markets. While the total allowance is described as consisting of the portions described above, both portions are available to support inherent losses in the loan portfolio.

   The table above is based in part on the loan portfolio make-up, the Bank's internal risk evaluation, historical charge-offs, past-due loans, non-accrual loans and management's judgment. The portion of the allowance that has not been identified by the Bank as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table above.

   Net charge-offs as shown in the "Summary of Loan Loss Experience" table below indicates the trend for the last five years.

Summary of Loan Loss Experience

   This table summarizes the Bank's loan loss experience for each of the five years indicated.

                                                                        December 31,
                                                        --------------------------------------------
                                                         2001     2000     1999      1998     1997
                                                        -------  -------  -------  --------  -------
                                                                  (In Thousands of Dollars)
Balance at Beginning of Period......................... $ 6,529  $ 5,579  $ 4,989  $  4,046  $ 3,134
Charge-Offs:
 Commercial, Financial, and Agricultural...............    (413)     (89)     (94)      (94)    (299)
 Real Estate -- Mortgage...............................    (303)    (199)    (116)     (111)     (20)
 Installment...........................................  (5,307)  (6,170)  (4,232)   (2,373)    (694)
 Credit Cards..........................................     (27)     (23)     (30)      (11)     (26)
                                                        -------  -------  -------  --------  -------
                                                         (6,050)  (6,481)  (4,472)   (2,589)  (1,039)
Recoveries:
 Commercial, Financial, and Agricultural...............      29       20       66        20      110
 Real Estate -- Mortgage...............................      21        7       21        15       18
 Installment...........................................     798      554      418       305      107
 Credit Cards..........................................       8       13        9         5        6
                                                        -------  -------  -------  --------  -------
                                                            856      594      514       345      241
Net Charge-Offs (Deduction)............................  (5,194)  (5,887)  (3,958)   (2,244)    (798)
Additions Charged to Operations........................   5,255    6,837    4,305     3,187    1,710
Allowances Acquired....................................       0        0      243*        0        0
                                                        -------  -------  -------  --------  -------
Balance at End of Period............................... $ 6,590  $ 6,529  $ 5,579  $  4,989   $4,046
                                                        =======  =======  =======  ========  =======
Ratio of Net Charge-Offs During Period to Average Loans
  Outstanding..........................................    1.63%    1.99%    1.54%     0.97%    0.38%

* Acquisitions by ALC in 1999.

Non-Accruing Loans

   Summarized below is information concerning the income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

                                                                         December 31,
                                                                   -------------------------
                                                                     2001     2000    1999
                                                                    ------   ------  ------
                                                                   (In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis.................. $2,595   $2,104   $1,725
Interest Income that Would Have Been Recorded Under Original Terms $  214   $  194   $  247
Interest Income Reported and Recorded During The Year............. $   64   $   30   $  211

   Total loans on non-accrual increased by $491,000 from December 31, 2000 to December 31, 2001. The majority of the loans in this category are in process of liquidation or management has commitments from the principals involved for reduction during the year. Underlying collateral values support those loans which are not already in liquidation. Management continues to emphasize asset quality and believes that at December 31, 2001, it has adequate reserves for losses inherent in this portion of the portfolio.

   Lending officers and other personnel involved in the lending process receive ongoing training in compliance as well as asset quality. The Bank has no foreign loans. The Bank does not make loans on commercial property outside our market area without prior approval of the Board of Directors or the Directors' Loan Committee. The Bank is conservative in its lending directives.

Industry Concentration Factors

   The Bank's trade area includes Clarke, Choctaw, Bibb, Tuscaloosa, and Shelby Counties in Alabama. In addition, parts of Chilton, Hale, Jefferson, Marengo, Monroe, Perry, Washington, Sumter and Wilcox Counties in Alabama as well as parts of Clarke, Lauderdale and Wayne Counties in Mississippi are included. There are several major paper mills in our trade area including the Alabama River Companies, Boise Cascade, Georgia Pacific and Weyerhauser. In addition, there are several sawmills, lumber companies, and pole and piling producers. The table below shows the dollar amount of loans made to timber and timber-related companies as of December 31, 2001. The amount of timber-related loans decreased from $36.0 million in 2000 to $30.7 million in 2001. The percentage of timber-related loans to gross loans decreased from 12.12% in 2000 to 9.22% in 2001.

                      Timber-        Total      Percentage of
                   Related Loans  Gross Loans    Total Loans
                   ------------- -------------- -------------
                   $30.7 million $346.1 million     8.87%

   Management understands the concern about concentration of loans in timber and timber-related industries. However, we continue to feel these risks are reduced by the diversification of product production within these industries. Some of the mills and industries specialize in paper and pulp, some in lumber and plywood, some in poles and pilings, and others in wood and veneer. We do not believe that this concentration is excessive or that it represents a trend which might materially impact future earnings, liquidity, or capital resources of the Bank. Management realizes that the Bank is reasonably dependent on the economic health of the timber-related industries. The Bank continues to benefit from the area industries engaged in the growing, harvesting, processing and marketing of timber and timber-related products. The majority of the land in our trade area is used to grow pine and hardwood timber. Agricultural production loans make up less than 1% of the Bank's total loan portfolio.

Investments in Limited Partnerships

   The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under either the equity or the cost method based on the percentage ownership and influence over operations. The Bank's interest in these partnerships was $4.7 million and $5.2 million for 2001 and 2000, respectively. Costs associated with the partnerships carried under the equity method amounted to approximately $535,000, $176,000, and $119,000 for 2001, 2000, and 1999, respectively.
Management analyzes these investments annually for potential impairment. The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank's carrying value approximates cost or its underlying equity in the net assets of the partnerships. The Bank had no remaining cash commitments to these partnerships at December 31, 2001. Although these investments are considered non-earning assets, they do contribute to the bottom line in the form of Federal income tax credits. These credits amounted to $626,000 in 2000 and are estimated to be approximately $681,000 for 2001. Also, operating losses related to these partnerships are available as deductions for taxes on the Bank's books.

Investment Securities Available-for-Sale and Derivative Instruments

   Investment securities available-for-sale included U. S. governments and agencies of $3.1 million, mortgage-backed securities ("MBS") of $110.4 million, state, county and municipal securities of $19.6 million, and other securities of $5.7 million. The securities portfolio is carried at fair value, and it decreased $9.3 million from December 31, 2000, to December 31, 2001, as a result of an overall decrease in investments, net of increases in unrealized gains due to changes in the rate environment.

   At December 31, 2001, approximately $28.4 million in collateral mortgage obligations ("CMO") held by the bank had floating interest rates which reprice monthly, and $37.7 million had fixed interest rates.

                                    [GRAPH]
                 SECURITIES
           (MILLIONS OF DOLLARS)

187     172     164     158     148     139
1996    1997    1998    1999    2000    2001

   Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of agency guaranteed mortgage-backed obligations and collateralized mortgage obligations. The mortgage-backed obligations in which the Bank invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages ("mortgage-backed securities"). Mortgage-backed securities have yield and maturity characteristics corresponding to the underlying mortgages and are subject to principal prepayment, refinancing, or foreclosure of the underlying mortgages. Although maturities of the underlying mortgage loans may range up to 30 years, scheduled principal and normal prepayments substantially shorten the effective maturities. As of December 31, 2001, the investment portfolio had an estimated average effective maturity of 4.5 years.

   The Bank held $5.5 million in securities which, at December 31, 2001, were designated high risk. $0.1 million of these securities were floating rate, and $5.4 million were inverse floating rate securities. These securities were purchased and/or are being held to hedge certain areas of interest rate risk in the portfolio and balance sheet. There were unrealized losses in this portion of the portfolio at December 31, 2001, of $53,386.

   The overall securities portfolio is formally monitored on a monthly basis, and assessments are continually made relative to the Bank's exposure to fluctuations in interest rates. Changes in the level of earnings and fair values of securities are generally attributable to fluctuations in interest rates, as well as volatility caused by general uncertainty over the economy, inflation, and future interest rate trends. MBS and CMOs present some degree of additional risk in that mortgages collateralizing these securities can be prepaid, thereby affecting the yield and market value of the portfolio.

   The composition of the Bank's investment portfolio reflects the Bank's investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Bank's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Bank's interest rate position while at the same time producing adequate levels of interest income.

   Fair market values of securities vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or other funding needs. There were net unrealized gains (net of taxes) of $1.3 million in the securities portfolio on December 31, 2001, versus net unrealized gains (net of taxes) of $670,000 one year ago.

   The Bank has used certain derivative products for hedging purposes. These include interest rate swaps and caps. The use and detail regarding these products are fully discussed under "Liquidity and Interest Rate Sensitivity Management" and in Note 18 in the "Notes to Consolidated Financial Statements." The fair value of the Bank's derivative financial instruments was not reflected on the consolidated statement of condition as of December 31, 2000. The Bank adopted the provisions of Statement of Financial Accounting Standards No. 133, as amended, effective January 1, 2001, as required by the Financial Accounting Standards Board. On that date, the Bank reassessed and designated derivative instruments used for risk management as fair value hedges, cash flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate. On January 1, 2001, the Bank had derivatives with a notional value of $69,000,000. In conjunction with the adoption of SFAS No. 133, the Bank recorded a transition adjustment of $24,000, net of taxes, to accumulated other comprehensive income and recorded a cumulative effect adjustment to earnings of $200,000 to reflect the fair value of such instruments on January 1, 2001.

Investment Securities Available-for-Sale

   The following table sets forth the amortized costs of investment securities as well as their fair value and related unrealized gains or losses at the dates indicated.

                                                                    December 31,
                                                             --------------------------
                                                               2001     2000     1999
                                                             -------- -------- --------
                                                              (In Thousands of Dollars)
Investment Securities Available-for-Sale:
 U.S. Treasury and Agency Securities........................ $  3,027 $  4,774 $  2,891
 Obligations of States, Counties, and Political Subdivisions   19,402   21,687   24,550
 Mortgage-Backed Securities.................................  108,693  115,568  129,737
 Other Securities...........................................    5,606    5,017    3,501
                                                             -------- -------- --------
   Total Book Value.........................................  136,728  147,046  160,679
 Net Unrealized Gains/Losses................................    2,114    1,072   (2,805)
                                                             -------- -------- --------
   Total Market Value....................................... $138,842 $148,118 $157,874
                                                             ======== ======== ========

Investment Securities Available-for-Sale Maturity Schedule

                                                              Stated Maturity
                                          -------------------------------------------------------
                                                          After One    After Five
                                             Within      But Within    But Within       After
                                            One Year     Five Years     Ten Years     Ten Years
                                          ------------  ------------  ------------  -------------
                                          Amount Yield  Amount Yield  Amount  Yield  Amount  Yield
                                          ------ -----  ------ -----  ------- ----- -------- -----
                                                  (In Thousands of Dollars, Except Yields)
Investment Securities Available-for-Sale:
   U.S. Treasury and Agency
     Securities.......................... $  110  6.50% $1,012  7.00% $ 2,009 6.99% $      0 0.00%
   State, County and Municipal
     Obligations.........................  3,158 10.74%  1,725 10.48%   3,843 9.26%   10,880 8.41%
  Mortgage-Backed Securities.............     20  0.00%    581  6.88%  16,045 6.46%   93,728 6.51%
  Preferred Stock........................      0  0.00%      0  0.00%       0 0.00%      607 5.74%
                                          ------ -----  ------ -----  ------- ----  -------- ----
     Total............................... $3,288 10.53% $3,318  8.79% $21,897 7.00% $105,215 6.70%
                                          ====== =====  ====== =====  ======= ====  ======== ====
  Total Securities With Stated Maturity..                                           $133,718 6.90%
  Equity Securities......................                                              5,124 6.61%
                                                                                    -------- ----
                                                                        TOTAL       $138,842 6.89%
                                                                                    ======== ====

   Available-for-Sale Securities are stated at Market Value and Tax Equivalent Market Yields.

   The maturities and weighted average yields of the investment securities available-for-sale at the end of 2001 are presented in the preceding table based on stated maturity. While the average stated maturity of the MBS (excluding CMOs) was 19.84 years, the average life expected was 5.18 years. The average stated maturity of the CMO portion of the portfolio was 17.74 years, and the average expected life was 2.68 years. The average expected life of investment securities available-for-sale was 4.31 years with an average tax equivalent yield of 6.89 percent.

Condensed Portfolio Maturity Schedule

                                                           Portfolio
                                             Dollar Amount Percentage
                                             ------------- ----------
             Maturity Summary
             ----------------
             Maturing in 3 months or less... $  1,091,160      0.82%
             Maturing in 3 months to 1 year.    2,197,005      1.64
             Maturing in 1 to 3 years.......    1,274,178      0.95
             Maturing in 3 to 5 years.......    2,043,456      1.53
             Maturing in 5 to 15 years......   44,936,955     33.61
             Maturing in over 15 years......   82,174,975     61.45
                                             ------------    ------
                 Total...................... $133,717,729    100.00%
                                             ============    ======

   The following marketable equity securities have been excluded from the above Maturity Summary due to no stated maturity date.

                 Federal Home Loan Bank Stock...... $ 4,805,600
                 Mutual Funds...................... $    10,120
                 Other Marketable Equity Securities $   308,304

Condensed Portfolio Repricing Schedule

                                                                  Portfolio
      Repricing Summary                             Dollar Amount Percentage
      -----------------                             ------------- ----------
      Repricing in 30 days or less................. $ 29,769,567     22.26%
      Repricing in 31 days to 1 year...............    2,653,719      1.99
      Repricing in 1 to 3 years....................    1,274,178      0.95
      Repricing in 3 to 5 years....................    2,043,456      1.53
      Repricing in 5 to 15 years...................   37,732,328     28.22
      Repricing in over 15 years...................   60,244,481     45.05
                                                    ------------    ------
          Total.................................... $133,717,729    100.00%
                                                    ============    ======
   Repricing in 30 days or less does not include:
    Mutual Funds................................... $     10,120
   Repricing in 31 days to 1 year does not include:
    Federal Home Loan Bank Stock................... $  4,805,600
    Other Marketable Equity Securities............. $    308,304

   The tables above reflect all securities at market value on December 31, 2001.

Security Gains and Losses

   Non-interest income from securities transactions, trading account transactions and associated option premium income increased in 2001 compared to 2000, as can be seen in the table below. The majority of the profits realized in 2001 were generated through the sale of securities. Gains in this area occurred in connection with the Bank's asset and liability management activities and strategies. Derivative income increased 39.03% from approximately $95,000 to $132,000.

                                    [GRAPH]

                DEPOSITS
         (MILLIONS OF DOLLARS)

346    322    327    327    338    355
1996   1997   1998   1999   2000   2001

   The table below shows the associated net gains or (losses) for the periods 2001, 2000, and 1999.

                                          2001      2000     1999
                                        --------  -------- --------
               Investment Securities... $178,634  $ 15,330 $533,806
               Trading Account.........  (12,650)  112,003        0
               Derivative Transactions.  132,315    95,171  208,377
                                        --------  -------- --------
                   Total............... $298,299  $222,504 $742,183
                                        ========  ======== ========

   Volume of sales as well as other information on securities is further discussed in Note 3 in the "Notes to Consolidated Financial Statements."

Deposits

   Average total deposits increased 4.2% in 2001 compared to 1.1% and 2.3% in 2000 and 1999, respectively. Management believes this deposit level continues to be affected by the competitive interest rate environment, and the availability of other low cost funding sources for the Bank.

   Average non-interest bearing demand deposits have decreased 3.5% over the last three years. The ratio of average non-interest bearing deposits to average total deposits remained relatively steady in 2001 at 11.2% from 12.2% in 2000 and 12.3% in 1999.

   Average interest-bearing transaction accounts have increased 1.4% during the last three years. Interest-bearing transaction accounts continue to be an important source of funds for the Bank, accounting for 17.5% of average total deposits in 2001.

   Average time deposits increased by 6.7% in 2001, compared to an increase of 2.7% in 2000. Average time deposits represented 59.6% of the total average deposits in 2001 compared to 58.2% in 2000 and 57.3% in 1999.

   Average savings deposits have increased 1.0% since 1999. Average savings increased 1.8% in 2001 compared to 2000. The ratio of average savings to average total deposits decreased to 11.6% in 2001 compared to 11.9% in 2000 and 12.2% in 1999.

   The Bank's deposit base remains the primary source of funding for the Bank. These deposits represented 71.1% of the average earning assets in 2001 and 73.1% of the average earning assets in 2000. As seen in the following table, overall rates on the deposits decreased to 3.88% in 2001, compared to 4.00% in 2000 and 3.71% in 1999. Emphasis continues to be placed on attracting consumer deposits.

   The sensitivity of the Bank's deposit rates to changes in market interest rates is reflected in its average interest rate paid on interest-bearing deposits. During 2001, market interest rates declined dramatically throughout the year. While the Bank's average interest rate paid on interest-bearing deposits followed this trend, a lag period exists between the change in market rates and the repricing of the deposits.

   Management, as part of an overall program to emphasize the growth of transaction accounts, has introduced "on-line" banking and a bill paying program as well as enhancing the telephone banking product and the employee incentive plan. In addition, an increased effort is being placed on promotions, direct-mail campaigns and cross-selling efforts. This is being accomplished by remaining safe and sound, emphasizing our products, and providing quality service.

   Other Interest-Bearing Liabilities - Other interest-bearing liabilities include all interest-bearing liabilities except deposits, such as federal funds purchased and Federal Home Loan Bank ("FHLB") advances. This category continues to be more fully utilized as an alternative source of funds as evidenced by the $10.4 million, or 12.0%, increase in average borrowing during 2001. The increase was due to a 15.2% increase in average long term advances from the FHLB. The advances from the FHLB are an alternative to funding sources with similar maturities such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Average federal funds purchased and securities sold under agreements to repurchase decreased from $2,313,251 in 2000 to $0 in 2001. For additional information and discussion of the borrowings, refer to Notes 8 and 9 of the "Notes to Consolidated Financial Statements."

Average Daily Amount of Deposits and Rates

   The average daily amount of deposits and rates paid on such deposits is summarized for the periods in the following table.

                                              December 31,
                              --------------------------------------------
                                   2001            2000           1999
                              --------------  -------------  -------------
                               Amount   Rate   Amount  Rate   Amount  Rate
                              --------  ----  -------- ----  -------- ----
                              (In Thousands of Dollars, Except Percentages)
     Non-Interest Bearing DDA $ 38,884        $ 40,397       $ 40,312
     Interest-Bearing DDA....   60,615  1.65%   58,732 2.01%   59,885 2.05%
     Savings Deposits........   40,292  2.23%   39,591 2.58%   39,896 2.57%
     Time Deposits...........  206,128  5.60%  193,157 5.73%  188,170 5.28%
                              --------  ----  -------- ----  -------- ----
        Total................ $345,919  3.88% $331,877 4.00% $328,263 3.71%
                              ========  ====  ======== ====  ======== ====

   Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2001, are summarized as follows:

                                      Time
                                 Certificates of Other Time
               Maturities            Deposit      Deposits     Total
               ----------        --------------- ---------- -----------
                                       (In Thousands of Dollars)
        3 Months or Less........   $13,875,388   $6,987,457 $20,862,845
        Over 3 Through 6 Months.    18,209,611            0  18,209,611
        Over 6 Through 12 Months    12,621,561            0  12,621,561
        Over 12 Months..........    14,114,760            0  14,114,760
                                   -----------   ---------- -----------
           Total................   $58,821,320   $6,987,457 $65,808,777
                                   ===========   ========== ===========

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

                                                   Short-Term Borrowings        Long-Term Borrowings
                                                Maturity Less Than One Year Maturity One Year or Greater
                                                --------------------------- ----------------------------
                                                               (In Thousands of Dollars)
Year Ended December 31,:
 2001..........................................           $   355                     $95,992
 2000..........................................             1,128                      96,110
 1999..........................................            16,453                      65,729
Weighted Average Interest Rate at Year-End:
 2001..........................................              1.39%                       4.35%
 2000..........................................              5.66%                       5.61%
 1999..........................................              5.34%                       5.40%
Maximum Amount Outstanding at Any Month's End:
 2001..........................................           $ 2,052                     $96,095
 2000..........................................            17,900                      96,110
 1999..........................................            16,453                      65,788
Average Amount Outstanding During the Year:
 2001..........................................           $   792                     $96,045
 2000..........................................             3,193                      83,402
 1999..........................................             4,898                      57,781
Weighted Average Interest Rate During the Year:
 2001..........................................              3.63%                       5.16%
 2000..........................................              6.59%                       5.77%
 1999..........................................              5.19%                       5.07%

   Balances in these accounts fluctuate on a day-to-day basis. Rates on these balances also fluctuate daily, but as reflected in the chart above, they generally depict the current interest rate environment.

                                    [GRAPH]


            SHAREHOLDERS' EQUITY
           (MILLIONS OF DOLLARS)

 48      53      61      62      68      65
1996    1997    1998    1999    2000    2001


Shareholders' Equity

   United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 2001, shareholders' equity totaled $65.2 million, or 12.5% of total assets compared to 13.3% and 12.9% for year-end 2000 and 1999, respectively. This level of equity indicates to United Security's shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

   Over the last three years shareholders' equity grew from $60.6 million at the beginning of 1999 to $65.2 million at the end of 2001. This growth was the result of internally-generated retained earnings, with the exception of approximately $776,000 from stock options being exercised. Shareholders' equity was also impacted by the net change in accumulated other comprehensive income. In 2000 this adjustment was a $2.4 million increase, while in 2001 the increase was $292,602. The most significant impact on shareholders' equity in 2001, however, was the stock repurchase plan United Security initiated in May of 2001. At year-end 2001 a total of 216,924 shares were repurchased as treasury stock reducing shareholders' equity by $5.9 million.

   While the stock repurchase plan has reduced total shareholders' equity, United Security's capital base remains a source of strength as noted above, and the internal capital generation rate (net income less cash dividends as a percentage of average shareholders' equity) remains favorable at 4.5% in 2001, 5.5% in 2000 and 7.4% in 1999.

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

   The following chart summarizes the applicable regulatory capital requirements. United Security's capital ratios at December 31, 2001, substantially exceeded all regulatory requirements.

Risk-Based Capital Requirements

                                              Minimum    United Security's
                                             Regulatory      Ratio at
                                            Requirements December 31, 2001
                                            ------------ -----------------
     Total Capital to Risk-Adjusted Assets.     8.00%          16.49%
     Tier I Capital to Risk-Adjusted Assets     4.00%          15.23%
     Tier I Leverage Ratio.................     3.00%          11.64%

                                   [GRAPH]

               CASH DIVIDENDS

..40     .53     .76     .84     .92     1.02
1996    1997    1998    1999    2000    2001


                                    [GRAPH]

               EARNINGS PER SHARE

1.97    1.96    2.40    2.28    1.89    1.88
1996    1997    1998    1999    2000    2001
                                    [GRAPH]

          RETURN OF AVERAGE EQUITY

14.94%  13.92%  14.95%  13.35%  10.66%  9.72%
1996    1997    1998    1999    2000    2001

   Total capital also has an important effect on the amount of FDIC insurance premiums paid. Lower capital ratios can cause the rates paid for FDIC insurance to increase. United Security plans to maintain the capital necessary to keep FDIC insurance rates at a minimum.

   United Security attempts to balance the return to shareholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. Total cash dividends declared were $3.6 million or $1.02 per share in 2001 compared to $.92 per share in 2000 and $.84 per share in 1999. The total cash dividends represented a payout ratio of 53.98% in 2001 with payout ratio of 48.5% and 36.7% in 2000 and 1999, respectively. This is the thirteenth consecutive year that United Security has increased cash dividends.

Ratio Analysis

   The following table presents operating and equity performance ratios for each of the last three years.

                                                Year Ended December 31,
                                                -----------------------
                                                 2001    2000    1999
                                                ------  ------  ------
         Return on Average Assets..............  1.28%   1.38%   1.77%
         Return on Average Equity..............  9.72%  10.66%  13.35%
         Cash Dividend Payout Ratio............ 53.98%  48.47%  36.67%
         Average Equity to Average Assets Ratio 13.12%  12.94%  13.29%

Liquidity and Interest Rate Sensitivity Management

   The primary function of asset and liability management is to assure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Liquidity management involves the ability to meet day-to-day cash flow requirements of the Bank's customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during changes in market interest rates. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on the net interest margin.

   The asset portion of the balance sheet provides liquidity primarily from loan principal payments and maturities and through sales, maturities, and principal payments from the investment portfolio. Other short-term investments such as Federal Funds Sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $146.5 million at December 31, 2001.

   Investment securities maturing or repricing in the same time frame totaled $32.4 million or 24.3% of the investment portfolio at year-end 2001. In addition, principal payments on MBO totaled $44.6 million in 2001.

   The liability portion of the balance sheet provides liquidity through interest bearing and non-interest bearing deposit accounts. Federal Funds purchased, securities sold under agreements to repurchase, short-term, and long-term borrowings are additional sources of liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.

   Although the majority of the securities portfolio has stated maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and which are easily convertible into cash. However, management does not necessarily rely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, etc. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings. The proceeds from sales and maturities of investments have been used to either purchase additional investments or to fund loan growth.

   The Bank, at December 31, 2001, had long-term debt and short-term borrowings that, on average, represent 19.0 percent of total liabilities and equity.

   The Bank currently has up to $130.1 million in borrowing capacity from the Federal Home Loan Bank and $48 million in established Federal Funds Lines.

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

   Measuring Interest Rate Sensitivity: Gap analysis is a technique used to measure interest rate sensitivity at a particular point in time, an example of which is presented below. Assets and liabilities are placed in gap intervals based on their repricing dates. Assets and liabilities for which no specific repricing dates exist are placed in gap intervals based on management's judgment concerning their most likely repricing behaviors. Derivatives used in interest rate sensitivity management are also included in the applicable gap intervals.

   A net gap for each time period is calculated by subtracting the liabilities repricing in that interval from the assets repricing. A positive gap--more assets repricing than liabilities--will benefit net interest income if rates are rising and will detract from net interest income in a falling rate environment. Conversely, a negative gap--more liabilities repricing than assets--will benefit net interest income in a declining interest rate environment and will detract from net interest income in a rising interest rate environment.

   Gap analysis is the simplest representation of the Bank's interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates (e.g., the prime lending rate), pricing strategies on consumer and business deposits, changes in balance sheet mix, or the effect of various options embedded in balance sheet instruments.

   The accompanying table shows the Bank's rate sensitive position at December 31, 2001, as measured by gap analysis. Over the next 12 months approximately $32.2 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. This analysis indicated that the Bank has a negative gap within the next 12-month range.

Interest Rate Sensitivity Analysis


                                                                    December 31, 2001
                                          --------------------------------------------------------------------
                                                                (In Thousands of Dollars)
                                            0-3       4-12     Total               Over 5   Non-Rate
                                           Months    Months   1 Year    1-5 Years  Years    Sensitive  Total
                                          --------  --------  or Less   --------- --------  --------- --------
Earning Assets:
  Loans (Net of Unearned Income)......... $ 88,157  $ 58,358  $146,515  $102,699  $ 90,370  $      0  $339,584
 Investment Securities...................   35,945    26,263    62,208    57,651    18,983         0   138,842
  Interest-Bearing Deposits in Other
   Banks.................................   12,522         0    12,522         0         0         0    12,522
                                          --------  --------  --------  --------  --------  --------  --------
    Total Earning Assets................. $136,624  $ 84,621  $221,245  $160,350  $109,353         0  $490,948
     Percent of Total Earning Assets.....     27.8%     17.2%     45.1%     32.7%     22.3%        0%    100.0%
Interest-Bearing Liabilities:
  Interest-Bearing Deposits and
   Liabilities
    Demand Deposits (1).................. $ 13,012  $      0  $ 13,012  $ 52,046  $      0  $      0  $ 65,058
    Savings Deposits (1).................    8,239         0     8,239    32,954         0         0    41,193
    Time Deposits........................   58,832    96,851   155,683    49,467         0         0   205,150
    Other Liabilities....................   75,384        87    75,471    20,876         0         0    96,347
  Non-Interest-Bearing Liabilities
    Demand Deposits......................    1,085         0     1,085         0         0    42,329    43,414
    Equity...............................        0         0         0         0         0    39,786    39,786
                                          --------  --------  --------  --------  --------  --------  --------
    Total Funding Sources................ $156,552  $ 96,938  $253,490  $155,343  $      0  $ 82,115  $490,948
     Percent of Total Funding Sources....     31.9%     19.7%     51.6%     31.6%        0%     16.7%    100.0%
Interest Sensitivity Gap (Balance Sheet). $(19,928) $(12,317) $(32,245) $  5,007  $109,353  $(82,115) $      0
Derivative Instruments................... $ 17,000  $      0  $ 17,000  $      0  $      0  $(17,000) $      0
Interest Sensitive Gap................... $ (2,928) $(12,317) $(15,245) $  5,007  $109,353  $(99,115) $      0
Cumulative Interest-Sensitive Gap........ $ (2,928) $(15,245) $    N/A  $(10,238) $ 99,115         0  $      0
                                                                                             Over 5
                                                                                              Years
                                            0-3       4-12    Total 1                       Non-Rate
                                           Months    Months   Year or   1-5 Years           Sensitive  Total
                                          --------  --------   Less     ---------           ---------  -----
Ratio of Earning Assets to Funding
 Sources and Derivative Instruments......     0.98%     0.87%     0.94%     1.03%               1.10%     1.00%
Cumulative Ratio.........................     0.98%     0.94%      N/A      0.97%               1.00%     1.00%


(1) Management's adjustments reflect the Bank's anticipated repricing sensitivity of non-maturity deposit products. Historically, balances on non-maturity deposit accounts have remained relatively stable despite changes in market interest rates. Management has classified certain of these accounts as non-rate sensitive based on management's historical pricing practices and runoff experience. Approximately 80% of the interest-bearing demand deposit account balances and savings account balances are classified as over one year.

    Certain interest-sensitive assets and liabilities are included in the table based on historical repricing experience and expected prepayments in the case of MBS rather than contractual maturities. Non-accruing loans are included in loans at the contractual maturity.

   The Bank uses additional tools to monitor and manage interest rate risk. These include income simulation analysis and calculating economic value of equity analysis. Both analyses are methods of estimating earnings at risk and capital at risk under varying interest rate conditions. They are used to test the sensitivity of net interest income and the market value of stockholders' equity to changing levels of interest rates and include adjustments for the expected timing and the magnitude of assets and liability cash flows. Additionally, these measures capture adjustments for the lag between movements in market interest rates and the movements of administered rates on prime rate loans, interest-bearing transaction accounts, regular savings, and money market savings accounts. Income simulation analysis indicates that the Bank is slightly liability sensitive.

Condensed Balance Sheet Duration Analysis

                                                                      Estimated Modified
                                                                           Duration
                                                                      -----------------
                                                               Book
                                                              Value    Down 1%    Up 1%
                                                             -------- --------   ------
ASSETS
Cash and Due From Banks..................................... $ 11,451     4.68%    4.68%
Interest Bearing Balances in Other Banks....................   12,522     0.08     0.08
Fed Funds Sold..............................................    1,000     0.08     0.08
Investment Securities Available-for-Sale....................  138,842     1.61     2.73
Loans, Net..................................................  332,994     2.27     2.43
Premises and Equipment......................................   10,011     4.77     4.77
Accrued Interest Receivable.................................    4,593     4.77     4.77
Investment in Limited Partnerships..........................    4,732     4.77     4.77
Other Assets................................................    6,967     4.77     4.77
                                                             -------- --------   ------
   Total Assets............................................. $523,112     2.22%    2.62%
                                                             ======== ========   ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand, Non-Interest Bearing................................ $ 43,414     4.77%    4.77%
Demand, Interest Bearing....................................   65,058     3.36     4.08
Savings.....................................................   41,193     3.36     4.23
Time Deposits...............................................  205,150     0.79     1.18
                                                             --------
   Total Deposits........................................... $354,815
Other Liabilities........................................... $  6,744     4.77%    4.77%
Short-Term Borrowing........................................      355     0.08     0.08
Long-Term Borrowing.........................................   95,992     3.05     3.05
Shareholders' Equity........................................   65,206     4.77     4.77
                                                             -------- --------   ------
   Total Liabilities and Shareholders' Equity............... $523,112     2.60%    2.91%
                                                             ======== ========   ======
Modified Duration Differential..............................             (0.39)   (0.30)
*Projected Change in Market Value of Equity (Pre-tax) ($000)          $ (2,026)  $1,565

*The change in the market value of equity approximates the present value of the
Bank's future pre-tax earnings exposure to   a 1% rise or fall in the interest
rates measured over a 5 year time horizon given a 1% increase or decrease in market interest rates.

   The Bank follows a uniform and consistent process to calculate the duration of each asset and liability category. The first step is to assemble maturity and repricing data on loans, investments, CDs and other financial instruments with contractual maturities. The second step is to determine how bank management would alter the interest rate for each category of assets and liabilities assuming market interest rates rose or fell 1%. The third step is to combine the maturity analysis and repricing assumptions in order to formulate a modified duration estimate for each category. The fourth step is to calculate a weighted average for total assets and liabilities, and the fifth step is to multiply the calculated modified duration difference (for both up 1% and down 1% interest rate scenarios) in step four by total assets. Based on the current position of the balance sheet, management believes these present value calculations approximate the Bank's aggregate pre-tax earnings exposure for the next 5 years, as well as an approximate estimate for how the market value equity would change.

   In this methodology, all non-rate sensitive assets, liabilities, and shareholders' equity are assigned a modified duration equal to 4.7 years. Additionally, estimates of modified duration incorporate the likelihood that the investment portfolio would shorten maturity if interest rates fell and lengthen maturity if interest rates rose. The model also incorporates management's belief that deposit and loan rates would not rise or fall equally either by category or by interest rate scenario. Increases in loan prepayments are considered in the methodology. There is no allowance for growth or runoff in deposit or loan balances.

   The duration analysis presented above suggests long term (the market value of equity) that the Bank's earnings should increase slightly if interest rates rise and should decrease slightly if interest rates fall.

   As part of the ongoing monitoring of interest-sensitive assets and liabilities, the Bank enters into various interest rate contracts ("interest rate protection contracts") to help manage the Bank's interest sensitivity. Such contracts generally have a fixed notional principal amount and include (i) interest rate swaps where the Bank typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index,
(ii) interest rate caps and floors purchased where the Bank receives interest if the specified index falls below the floor rate or rises above the cap rate. All interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps, and floors classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated market value of interest rate protection contracts are reflected in either the Bank's income statement or balance sheet. A discussion of interest rate risks, credit risks and concentrations in derivative instruments is included in Note 18 of the "Notes to Consolidated Financial Statements."

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

   Collateral obtained upon exercise of the commitment is determined based on management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land, and other items. The Bank normally does not require collateral for standby letters of credit. As of December 31, 2001, the Bank had outstanding standby letters of credit and commitments to make loans of $589,000 and $22.1 million, respectively.

   For options written and commitments to purchase securities for forward delivery, the contractual amounts reflect the extent of the Bank's involvement in various classes of financial instruments and do not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures.

   Options are contracts that allow the buyer of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller or writer of the option. As a writer of options, the Bank is paid a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. As of December 31, 2001, the Bank had no outstanding options.

   Commitments to buy and sell securities for delayed delivery require the Bank to buy and sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in securities values and interest rates between the commitment and delivery dates. There were no commitments to sell securities for delayed delivery and no commitments to purchase securities as of December 31, 2001.

   The Bank is prepared to fulfill the above commitments through scheduled maturities of loans and securities along with cash flows from operations, anticipated growth in deposits, and short-term borrowings.

                                    [GRAPH]

            NET INTEREST INCOME
           (MILLIONS OF DOLLARS)

34.6    37.6    43.3    44.9    48.3    47.8
15.1    15.4    15.5    15.4    18.3    18.4
1996    1997    1998    1999    2000    2001
                                    [GRAPH]



             RETURN ON AVERAGE ASSETS

1.95%   1.61%   1.95%   1.77%   1.35%   1.29%
1996    1997    1998    1999    2000    2001



Operating Results

Net Interest Income

   Net interest income (interest income less interest expense) is an effective measurement of how well management has matched interest-rate sensitive assets and interest-bearing liabilities and is the Bank's principal source of income. The fluctuations in interest rates materially affect net interest income. The accompanying graph analyzes these changes.

   Net interest income decreased by $674,086, or 2.2%, in 2001 compared to 1.6% and 6.6% increases in 2000 and 1999, respectively. Volume, rate and yield changes in interest-earning assets and interest-bearing liabilities contributed to the decrease in net interest income. Much of this change has resulted from an increase in loan volume and a decrease in 2001 investment securities volume, as a result of a change in earning asset strategy and a steeply declining rate environment in 2001. Average interest-earning assets increased by $32.6 million, or 7.2%, in 2001, while average interest-bearing liabilities increased $25.9 million. Volume changes of equal amounts in interest-earning assets and interest-bearing liabilities generally increase net interest income because of the spread between the yield on loans and investments and the rates paid on interest-bearing liabilities. In 2001, average interest-earning assets outgained average interest-bearing liabilities by $6.7 million; however, declining interest rates had an adverse effect on interest income.

   The Bank's ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percent of average earning assets. The interest margin was 6.0% in 2001 compared to 6.6% in 2000 and 7.0% in 1999.

   Interest margins are affected by several factors, one of which is the relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities. This factor determines the effect that fluctuating interest rates will have on net interest income. Rate-sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a relatively short time. The Bank's objective in managing interest rate sensitivity is to achieve reasonable stability in the interest margin throughout interest rate cycles by maintaining the proper balance of rate sensitive assets and liabilities. For further analysis and discussion of interest rate sensitivity, refer to the preceding section entitled "Liquidity and Interest Rate Sensitivity Management".

   Another factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement gives a more accurate representation of the effect market interest rate movements have on interest rate-sensitive assets and liabilities. The average volume of the interest-bearing liabilities as noted in the table, "Distribution of Assets, Liabilities, and Shareholders' Equity, with Interest Rates and Interest Differentials", increased 6.9% in 2001, while the average rate of interest paid decreased from 4.84% in 2000 to 4.56% in 2001. Average interest-earning assets increased 7.2% in 2001, while the average yield in earning assets decreased from 10.64% in 2000 to 9.82% in 2001.

   The percentage of earning assets funded by interest-bearing liabilities also affects the Bank's interest margin. The Bank's earning assets are funded by interest-bearing liabilities, non-interest bearing demand deposits, and shareholders' equity. The net return on earning assets funded by non-interest bearing demand deposits and shareholders' equity exceeds the net return on earning assets funded by interest-bearing liabilities. The Bank maintains a relatively consistent percentage of earning assets funded by interest-bearing liabilities. In 2001, 83.0% of the Bank's average earning assets were funded by interest-bearing liabilities as opposed to 83.2% in 2000 and 82.7% in 1999. Net interest income usually improves as earning assets are funded by a decreasing percentage of interest-bearing liabilities.

Summary of Operating Results

                                                                         Year Ended December 31,
                                                                        -------------------------
                                                                          2001     2000    1999
                                                                        -------   ------- -------
                                                                        (In Thousands of Dollars)
Total Interest Income.................................................. $47,776   $48,323 $44,919
Total Interest Expense.................................................  18,419    18,292  15,365
                                                                        -------   ------- -------
Net Interest Income....................................................  29,357    30,031  29,554
Provision for Loan Losses..............................................   5,255     6,837   4,305
                                                                        -------   ------- -------
Net Interest Income After Provision for Loan Losses....................  24,102    23,194  25,249
Non-Interest Income....................................................   4,730     4,883   4,747
Non-Interest Expense...................................................  19,493    19,106  18,534
                                                                        -------   ------- -------
Income Before Income Taxes.............................................   9,339     8,971  11,462
Applicable Income Taxes................................................   2,552     2,193   3,302
                                                                        -------   ------- -------
Net Income Before Cumulative Effect of a Change in Accounting Principle $ 6,787   $ 6,778 $ 8,160
                                                                        -------   ------- -------
Cumulative Effect of a Change in Accounting Principle.................. $  (200)        0 $     0
                                                                        -------   ------- -------
Net Income After Cumulative Effect of a Change in Accounting Principle. $ 6,587   $ 6,778 $ 8,160
                                                                        =======   ======= =======

Changes in Interest Earned and Interest Expense Resulting from
Changes in Volume and Changes in Rates

                                         2001 Compared to 2000   2000 Compared to 1999     1999 Compared to 1998
                                        ----------------------  -----------------------  -------------------------
                                          Increase (Decrease)     Increase (Decrease)    Increase (Decrease) Due to
                                           Due to Change In:       Due to Change In:             Change In:
                                        ----------------------  -----------------------  -------------------------
                                                Average                 Average                   Average
                                        Volume   Rate     Net   Volume   Rate     Net    Volume    Rate      Net
                                        ------  -------  -----  ------  -------  ------  ------   -------  -------
Interest Earned On:
  Loans................................ $2,788  $(2,627) $ 161  $4,979  $(1,686) $3,293  $3,183   $ 1,196  $ 4,379
  Taxable Investments..................    767   (1,207)  (440)   (527)     902     375    (799)   (1,995)  (2,794)
  Non-Taxable Investments..............   (104)     (71)  (175)   (141)      58     (83)     50         9       59
  Federal Funds........................      3      (96)   (93)     42       46      88      29        (9)      20
                                        ------  -------  -----  ------  -------  ------  ------   -------  -------
   Total Interest-Earnings Assets......  3,454   (4,001)  (547)  4,353     (680)  3,673   2,463      (799)   1,664
                                        ------  -------  -----  ------  -------  ------  ------   -------  -------
Interest Expense On:
  Demand Deposits......................     37     (217)  (180)    (27)    (328)   (355)      2      (314)    (312)
  Savings Deposits.....................     18     (139)  (121)    (58)     (89)   (147)    (50)      (91)    (141)
  Time Deposits........................    730     (258)   472     713      873   1,586     401      (260)     141
  Other Liabilities....................    567     (610)   (43)  1,865      (22)  1,843     369      (210)     159
                                        ------  -------  -----  ------  -------  ------  ------   -------  -------
   Total Interest-Bearing Liabilities..  1,352   (1,224)   128   2,493      434   2,927     722      (875)    (153)
                                        ------  -------  -----  ------  -------  ------  ------   -------  -------
Increase in Net Interest Income........ $2,102  $(2,777) $(675) $1,860  $(1,114) $  746  $1,741   $    76  $ 1,817
                                        ======  =======  =====  ======  =======  ======  ======   =======  =======

Provision for Loan Losses

   The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $5.2 million during the year, a decrease of $.7 million over the prior year, and accordingly a provision of $5.3 million was expensed for loan losses in 2001. The allowance is at 1.98% of total loans outstanding at December 31, 2001, compared to 2.2% in 2000. The decrease in charge-offs (net of recoveries) was due to continued improvements in the ALC loan portfolio. For additional information and discussion of the allowance for loan losses, refer to the section entitled "Loans and Allowances for Loan Losses."

Non-Interest Income

   Non-interest income consists of revenues generated by a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales and trading activities. In addition, gains and losses from the sale of investment portfolio securities and option transactions are included in non-interest income.

   The Bank introduced an overdraft protection product in 2000 called "Bounce Protection". This product allows for automatic payment of a non-sufficient fund check, and the fees generated contributed to the 18.3% increase in service and other charges on deposit accounts in 2001 and 12.2% in 2000. The increase in service and other charges was offset by the decline in credit life insurance volume and the decline in the Bank's Bond Division activities, which contributed to a $153,135, or 3.1%, decrease in non-interest income in 2001 compared to $135,862 and $189,016 increases in 2000 and 1999, respectively.

   Non-recurring items of non-interest income include all the securities gains (losses) discussed in a previous section. Investment securities had a net gain of $178,634, and trading securities had a net loss of $12,650 for a total gain of $165,984 in 2001 compared to a $127,333 gain in 2000 and a $533,806 gain in
1999. Income generated in the area of securities gains and losses is dependent on many factors including investment portfolio strategies, interest rate changes, and the short-, intermediate-, and long-term outlook for the economy.

   The Bank organized a wholly-owned subsidiary, FUSB Reinsurance, Inc., in 2000. This company reinsures or "underwrites" credit life, credit accident and health insurance policies sold to the Bank's consumer loan customers. FUSB Reinsurance, Inc. is responsible for the first level of risk on the policies up to a specified maximum amount, and the primary third party insurer retains the remaining risk. As a result, more credit life insurance commissions are retained by the Bank.

                                    [GRAPH]

                 NET INCOME
           (MILLIONS OF DOLLARS)

7.0     7.0     8.6     8.2     6.8     6.8
1996    1997    1998    1999    2000    2001
                                    [GRAPH]


         TOTAL NON-INTEREST EXPENSE AS A
           PERCENT OF AVERAGE ASSETS

2.86%   3.50%   3.87%   4.00%   3.88%   3.77%
1996    1997    1998    1999    2000    2001


   The Bank continues to search for new sources of non-interest income. These sources will come from innovative ways of performing banking services now as well as providing new services in the future such as electronic banking. The reinsurance company is an example of this philosophy.

Non-Interest Expense

   Non-interest expense consists primarily of four major categories: salaries and employee benefits, occupancy expense, furniture and equipment expense, and other expense. These expenses were impacted by the start-up of eight new offices of ALC in 1999, the closing of one office in 2000, and the closing of three offices in 2001 for a total of twenty-nine offices. Additionally, the Bank opened two new offices in 1999. Management continues to evaluate the profitability of all locations and as a result of the closures in 2001, personnel and other office associated expenses were reduced. These events impacted the ratio of non-interest expense to average assets, and the ratio remained stable during the period at 3.8%, 3.9% and 4.0% in 2001, 2000, and 1999, respectively.

   Total salaries and benefits decreased approximately $129,000, or 1.2%, in 2001. This decrease is attributable to a staff reduction and a reduction in incentives paid. The increases of 4.2% in 2000 and 10.1% in 1999 were due to normal merit adjustments and staffing needs for offices opened during those years. At December 31, 2001, the Bank had 290 full time equivalent employees' compared to 300 in 2000 and 315 in 1999. The reduction in staff in 2001 was accomplished by closing three ALC offices and using contract labor for daily building maintenance instead of our internal cleaning staff.

   United Security sponsors an Employee Stock Ownership Plan with 401(k) provisions. The Company made matching contributions totaling $349,533, $471,392 and $451,483 in 2001, 2000, and 1999, respectively.

   Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes, and other expenses associated with maintaining seventeen banking offices and twenty-nine finance company offices. The Bank owns all but one banking office, and all ALC offices are leased. Net occupancy expense increased 1.8% in 2001, 11.2% in 2000, and 12.3% in 1999.

   Furniture and equipment expense decreased 12.1% in 2001, compared to an increase of 5.3% in 2000 and 6.9% in 1999. The decrease in 2001 relates to the ALC office closures.

   Other expenses consist of stationery, printing supplies, advertising, postage, telephone, legal and other professional fees, other non-credit losses, and other insurance including deposit insurance, and other miscellaneous expenses. Other expenses increased $682,695 or 13.9% in 2001, decreased 1.9% in 2000 and increased 6.5% in 1999. The increase in other expenses for 2001 is due in part to losses on limited partnerships, legal and attorney fees and bank analysis charges. Refer to Note 15 to the "Notes to Consolidated Financial Statements" for an analysis of the significant components of other expenses.

Provision for Income Taxes

   United Security's provision for income taxes increased 16.4% in 2001. This increase was caused, in part, by a 4.1% increase in income before taxes. The Company's effective income tax rates for 2001, 2000, and 1999 were 28%, 24%, and 29%, respectively. Note 10 to the "Notes to Consolidated Financial Statements" provides additional information about the provision for income taxes.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

           The Information required by this Item is contained in Item 7 herein under the heading "Liquidity and Interest Rate Sensitivity Management."

Item 8.    Financial Data and Supplementary Data.
------------------------------------------------

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To United Security Bancshares, Inc.:

   We have audited the accompanying consolidated statements of condition of UNITED SECURITY BANCSHARES, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

   As explained in Note 2 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

                                                  /s/ Arthur Andersen LLP
Birmingham, Alabama
February 18, 2002

                UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CONDITION

                          DECEMBER 31, 2001 AND 2000

                                    ASSETS

                                                                                         2001            2000
                                                                                     ------------    ------------
CASH AND DUE FROM BANKS............................................................. $ 11,451,459    $ 11,593,193
INTEREST BEARING DEPOSITS IN OTHER BANKS............................................   12,521,547      20,865,281
                                                                                     ------------    ------------
   Total cash and cash equivalents..................................................   23,973,006      32,458,474

FEDERAL FUNDS SOLD..................................................................    1,000,000               0

INVESTMENT SECURITIES AVAILABLE FOR SALE............................................  138,841,599     148,118,464

TRADING SECURITIES..................................................................            0       3,712,997

LOANS, net of allowance for loan losses of $6,589,829 and $6,529,155, respectively    332,994,220     296,941,478

PREMISES AND EQUIPMENT, net of accumulated depreciation of $12,079,513 and
  $11,903,862, respectively.........................................................   10,010,877       9,530,227

ACCRUED INTEREST RECEIVABLE.........................................................    4,592,742       5,056,736

INVESTMENT IN LIMITED PARTNERSHIPS..................................................    4,732,036       5,230,193

OTHER ASSETS........................................................................    6,967,070       8,116,274
                                                                                     ------------    ------------
   Total assets..................................................................... $523,111,550    $509,164,843
                                                                                     ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
 Demand, noninterest bearing........................................................ $ 43,414,462  $ 38,055,878
 Demand, interest bearing...........................................................   65,058,441    60,051,045
 Savings............................................................................   41,192,678    37,466,963
 Time, $100,000 and over............................................................   58,821,320    54,920,252
 Other time.........................................................................  146,328,159   147,662,320
                                                                                     ------------  ------------
   Total deposits...................................................................  354,815,060   338,156,458

OTHER LIABILITIES...................................................................    6,743,711     6,142,552

SHORT-TERM BORROWINGS...............................................................      354,609     1,127,807

LONG-TERM DEBT......................................................................   95,991,960    96,110,381
                                                                                     ------------  ------------
   Total liabilities................................................................  457,905,340   441,537,198
                                                                                     ------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 16 & 17)

SHAREHOLDERS' EQUITY:...............................................................
 Common stock, par value $.01 per share; 10,000,000 shares authorized; 3,647,330 and
   3,634,431 shares issued, respectively............................................       36,473        36,344
 Surplus............................................................................    8,994,582     8,768,978
 Accumulated other comprehensive income, net of tax.................................      938,568       669,966
 Retained earnings..................................................................   61,435,670    58,404,177
 Treasury stock, 280,924 and 64,000 shares at cost, respectively....................   (6,199,083)     (251,820)
                                                                                     ------------  ------------
   Total shareholders' equity.......................................................   65,206,210    67,627,645
                                                                                     ------------  ------------
   Total liabilities and shareholders' equity....................................... $523,111,550  $509,164,843
                                                                                     ============  ============

The accompanying notes are an integral part of these consolidated statements.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                                              2001         2000        1999
                                                                                           -----------  ----------- -----------
INTEREST INCOME:
  Interest and fees on loans.............................................................. $37,230,192  $37,068,571 $33,776,492
  Interest on investment securities available for sale:
   Taxable................................................................................   8,697,597    9,209,478   9,229,339
   Tax-exempt.............................................................................   1,270,440    1,445,327   1,527,535
   Other interest and dividends...........................................................     329,262      327,257     223,114
                                                                                           -----------  ----------- -----------
                                                                                            10,297,299   10,982,062  10,979,988
  Interest on trading account securities..................................................     136,682       67,095      45,335
  Interest on federal funds sold..........................................................     112,002      205,049     117,424
                                                                                           -----------  ----------- -----------
   Total interest income..................................................................  47,776,175   48,322,777  44,919,239

INTEREST EXPENSE:
  Interest on deposits....................................................................  13,437,806   13,266,859  12,183,430
  Interest on short-term borrowings.......................................................      28,726      210,284     254,008
  Interest on long-term debt..............................................................   4,953,112    4,815,017   2,927,719
                                                                                           -----------  ----------- -----------
                                                                                            18,419,644   18,292,160  15,365,157
                                                                                           -----------  ----------- -----------
NET INTEREST INCOME.......................................................................  29,356,531   30,030,617  29,554,082

PROVISION FOR LOAN LOSSES.................................................................   5,254,585    6,837,463   4,305,450
                                                                                           -----------  ----------- -----------
  Net interest income after provision for loan losses.....................................  24,101,946   23,193,154  25,248,632

NONINTEREST INCOME:
  Service and other charges on deposit accounts...........................................   2,712,506    2,293,328   2,044,260
  Credit life insurance income............................................................     916,685    1,054,434     653,525
  Investment securities gains (losses), net...............................................     178,634       15,330     533,806
  Trading securities gains (losses), net..................................................     (12,650)     112,003           0
  Other income............................................................................     934,710    1,407,925   1,515,567
                                                                                           -----------  ----------- -----------
   Total noninterest income...............................................................   4,729,885    4,883,020   4,747,158

NONINTEREST EXPENSE:
  Salaries and employee benefits..........................................................  11,077,272   11,206,133  10,755,337
  Furniture and equipment expense.........................................................   1,455,534    1,645,441   1,562,705
  Occupancy expense.......................................................................   1,349,738    1,326,296   1,192,610
  Other expense...........................................................................   5,610,781    4,928,084   5,023,291
                                                                                           -----------  ----------- -----------
   Total noninterest expense..............................................................  19,493,325   19,105,954  18,533,943
                                                                                           -----------  ----------- -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE.....................................................................   9,338,506    8,970,220  11,461,847
PROVISION FOR INCOME TAXES................................................................   2,551,509    2,192,562   3,302,131
                                                                                           -----------  ----------- -----------
NET INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE...................   6,786,997    6,777,658   8,159,716
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of tax.........................    (200,000)           0           0
                                                                                           -----------  ----------- -----------
NET INCOME AFTER CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.................... $ 6,586,997  $ 6,777,658 $ 8,159,716
                                                                                           ===========  =========== ===========
AVERAGE NUMBER OF SHARES OUTSTANDING......................................................   3,493,758    3,570,131   3,561,051
                                                                                           ===========  =========== ===========
NET INCOME PER SHARE:
  Basic earnings per share before cumulative effect of a change in accounting principle... $      1.94  $      1.90 $      2.29
                                                                                           ===========  =========== ===========
  Diluted earnings per share before cumulative effect of a change in accounting principle. $      1.94  $      1.89 $      2.28
                                                                                           ===========  =========== ===========
  Basic earnings per share after cumulative effect of a change in accounting principle.... $      1.89  $      1.90 $      2.29
                                                                                           ===========  =========== ===========
  Diluted earnings per share after cumulative effect of a change in accounting principle.. $      1.88  $      1.89 $      2.28
                                                                                           ===========  =========== ===========
DIVIDENDS PER SHARE....................................................................... $      1.02  $       .92 $       .84
                                                                                           ===========  =========== ===========

The accompanying notes are an integral part of these consolidated statements.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                             Accumulated
                                                                Other                                     Total
                                         Common             Comprehensive  Retained       Treasury    Shareholders'
                                         Stock    Surplus   Income (Loss)  Earnings    Stock, at Cost    Equity
                                         ------- ---------- ------------- -----------  -------------- -------------
BALANCE, December 31, 1998.............. $36,109 $8,218,651  $ 2,821,556  $49,743,592   $  (251,820)   $60,568,088

 Comprehensive income:
   Net income...........................       0          0            0    8,159,716             0      8,159,716
   Net change in unrealized gain
     (loss) on securities available for
     sale and derivatives, net of tax...       0          0   (4,574,436)           0             0     (4,574,436)
                                                                                                       -----------
       Comprehensive income.............                                                                 3,585,280
 Dividends declared.....................       0          0            0   (2,991,994)            0     (2,991,994)
 Exercise of stock options..............     211    509,226            0            0             0        509,437
                                         ------- ----------  -----------  -----------   -----------    -----------
BALANCE, December 31, 1999..............  36,320  8,727,877   (1,752,880)  54,911,314      (251,820)    61,670,811

 Comprehensive income:
   Net income...........................       0          0            0    6,777,658             0      6,777,658
   Net change in unrealized gain
     (loss) on securities available for
     sale and derivatives, net of tax...       0          0    2,422,846            0             0      2,422,846
                                                                                                       -----------
       Comprehensive income.............                                                                 9,200,504
 Dividends paid.........................       0          0            0   (3,284,795)            0     (3,284,795)
 Exercise of stock options..............      24     41,101            0            0             0         41,125
                                         ------- ----------  -----------  -----------   -----------    -----------
BALANCE, December 31, 2000..............  36,344  8,768,978      669,966   58,404,177      (251,820)    67,627,645

 Comprehensive income:
   Net income...........................       0          0            0    6,586,997             0      6,586,997
   Net change in unrealized gain
     (loss) on securities available for
     sale and derivatives, net of tax...       0          0      292,602            0             0        292,602
   Cumulative effect of a change in
     accounting principle...............       0          0      (24,000)           0             0        (24,000)
                                                                                                       -----------
       Comprehensive income.............                                                                 6,855,599
 Dividends paid.........................       0          0            0   (3,555,504)            0     (3,555,504)
 Purchase of treasury stock.............       0          0            0            0    (5,947,263)    (5,947,263)
 Exercise of stock options..............     129    225,604            0            0             0        225,733
                                         ------- ----------  -----------  -----------   -----------    -----------
BALANCE, December 31, 2001.............. $36,473 $8,994,582  $   938,568  $61,435,670   $(6,199,083)   $65,206,210
                                         ======= ==========  ===========  ===========   ===========    ===========


The accompanying notes are an integral part of these consolidated statements.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                       2001          2000          1999
                                                                   ------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income....................................................... $  6,586,997  $  6,777,658  $   8,159,716
 Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation.................................................    1,157,284     1,179,153        878,828
     Provision for loan losses....................................    5,254,585     6,837,463      4,305,450
     Deferred income tax expense (benefit)........................      228,375      (324,436)       505,053
     Amortization of intangibles..................................      370,837       389,643        549,720
     Gain on sale of securities, net..............................     (178,634)      (15,330)      (533,806)
     Gain on sale of fixed assets, net............................      (33,643)            0              0
     Amortization of premium and discounts, net...................      178,843       122,266        937,849
       Changes in assets and liabilities:
       (Increase) decrease in accrued interest receivable.........      463,994       606,382     (1,142,335)
       Decrease (increase) in other assets........................      388,831      (975,303)      (117,638)
       Increase (decrease) in interest payable....................     (345,796)       87,689       (362,578)
       Increase (decrease) in other liabilities...................      334,553       651,446       (561,139)
                                                                   ------------  ------------  -------------
        Net cash provided by operating activities.................   14,406,226    15,336,631     12,619,120
                                                                   ------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investment securities available for sale............  (57,888,489)  (13,830,038)  (102,868,215)
 Proceeds from sales of investment securities available for sale..   23,088,582    11,592,680     49,314,030
 Proceeds from maturities and prepayments of investment securities
   available for sale.............................................   48,831,725    13,565,973     52,470,612
 Purchases of Federal Home Loan Bank ("FHLB") stock...............            0    (1,516,101)      (494,100)
 Net change in loan portfolio.....................................  (40,809,170)  (27,367,185)   (46,653,191)
 Purchase of Federal Funds sold...................................   (1,000,000)            0              0
 Purchase of premises and equipment, net..........................   (1,604,291)     (838,418)    (2,195,204)
                                                                   ------------  ------------  -------------
       Net cash used in investing activities......................  (29,381,643)  (18,393,089)   (50,426,068)
                                                                   ------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in customer deposits................................   16,658,602    11,405,781        106,096
 Net increase (decrease) in short-term borrowings.................     (773,198)  (15,917,182)    17,033,247
 Proceeds from FHLB advances and other borrowings.................   10,000,000    43,000,000     20,000,000
 Repayment of FHLB advances and other borrowings..................  (10,118,421)  (12,618,421)   (10,118,421)
 Proceeds from issuance of common stock...........................      225,733        41,125        509,437
 Dividends paid...................................................   (3,555,504)   (3,284,795)    (3,666,013)
 Purchases of treasury stock......................................   (5,947,263)            0              0
                                                                   ------------  ------------  -------------
       Net cash provided by financing activities..................    6,489,949    22,626,508     23,864,346
                                                                   ------------  ------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............   (8,485,468)   19,570,050    (13,942,602)

CASH AND CASH EQUIVALENTS, beginning of year......................   32,458,474    12,888,424     26,831,026
                                                                   ------------  ------------  -------------
CASH AND CASH EQUIVALENTS, end of year............................ $ 23,973,006  $ 32,458,474  $  12,888,424
                                                                   ============  ============  =============

The accompanying notes are an integral part of these consolidated statements.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2001, 2000 AND 1999



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

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company, FSCC, the Bank and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Bank's investments in limited partnerships are carried on an unconsolidated basis under either the equity or cost method based on the percentage of ownership and influence over operations.

    Use of Estimates

    The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States ("GAAP") and with general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

    Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

    Supplemental disclosures of cash flow information and noncash transactions related to cash flows for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                               2001        2000        1999
                                            ----------- ----------- -----------
Cash paid during the period for:
   Interest................................ $18,765,350 $18,204,471 $15,296,156
   Income taxes............................   3,199,754   1,735,284   3,823,494

Supplemental schedule of noncash investment
and financing activities:
   Dividends declared but unpaid...........           0           0      12,061

    Securities

    Securities may be held in three portfolios: trading account securities, held to maturity securities, and securities available for sale. Trading account securities are carried at market value, with unrealized gains and losses included in earnings. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available for sale are carried at market value, with any unrealized gains or losses excluded from earnings and reflected, net of tax, as a separate component of shareholders' equity in accumulated other comprehensive income. Investment securities available for sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning, or other valid business purposes. The Company held no securities in its held to maturity portfolio at December 31, 2001 and 2000.

    Included in investment securities available for sale is stock in the Federal Home Loan Bank ("FHLB") of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists; therefore, the fair value of such stock is assumed to approximate cost. The investment in the stock is required of every member of the FHLB system.

    Interest earned on investment securities held to maturity, investment securities available for sale, and trading account securities is included in interest income. Amortization of premiums and discounts on investment securities is determined by the interest method. Net gains and losses on the sale of investment securities held to maturity and investment securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income in the consolidated statements of income.

    Derivatives and Hedging Activities

    As part of the Company's overall interest rate risk management, the Company uses interest rate swaps, caps, and floors. Net interest income or expense related to interest rate swaps, caps, floors has been recorded over the life of the agreement as an adjustment to net interest income. The premiums for the caps and floors have been amortized straight-line over the life of the agreement. All derivatives have been recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge) or (2) a hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective as--and that is designated and qualifies as--a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as--and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

    The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES or to specific firm commitments or forecasted transactions. The Company also formally assessed, both at the hedge's inception and on an ongoing basis whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

    The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

    When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

    See also "Recent Accounting Pronouncements."

    Loans and Interest Income

    Loans are reported at principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs, and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to yield of the related loans.

    Interest on commercial and real estate loans is accrued and credited to income based on the principal amount outstanding. Interest on installment loans is recognized using the interest method; for a limited number of loans, according to the rule of 78's which approximates the interest method.

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

    Allowance for Loan Losses

    The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, and changes in its risk profile, credit concentrations, historical trends, and economic conditions. This evaluation also considers

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan's original effective market interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during periods they become known.

    Long-Lived Assets

    Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Goodwill and core deposit intangibles are included in other assets and amortized using the straight-line method. Goodwill has been amortized over 20 years and core deposits from six to ten years. Impairment of long-lived assets is evaluated by management based upon an event or changes in circumstances surrounding the underlying assets which indicate long-lived assets may be impaired. See "Recent Accounting Pronouncements" for further discussion for the Company's method for accounting for goodwill and intangible assets.

    Other Real Estate

    Real estate properties acquired through, or in lieu of, loan foreclosures are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Costs to maintain or hold the property are expensed and amounts incurred to improve the property, to the extent that fair value is not exceeded, are capitalized. Valuations are periodically performed by management, and a valuation allowance is established by a charge to income if the carrying value of a property exceeds its fair value less the estimated costs to sell. Other real estate aggregated $1,342,149 and $860,417 at December 31, 2001 and 2000,
    respectively, and is included in other assets.

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

    Treasury Stock

    Treasury stock purchases and sales are accounted for using the cost method.

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

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

    The following table represents the earnings per share calculations for the years ended December 31, 2001, 2000, and 1999:

                                                                                            Weighted
                                                                                            Average   Earnings
                             For the Years Ended                                Net Income   Shares   Per Share
                             -------------------                                ----------  --------- ---------
December 31, 2001:
 Before cumulative effect of a change in accounting principle:
   Basic earnings per share....................................................  6,786,997  3,493,758   $1.94
                                                                                                        =====
   Dilutive securities.........................................................          0      7,328
                                                                                ----------  ---------
   Diluted earnings per share.................................................. $6,786,997  3,501,086   $1.94
                                                                                ==========  =========   =====
 After cumulative effect of a change in accounting principle:
   Basic earnings per share before cumulative effect of a change in accounting
     principle................................................................. $6,786,997  3,493,758   $1.94
                                                                                                        =====
   Cumulative effect of a change in accounting principle.......................   (200,000) 3,493,758    (.05)
                                                                                ----------              -----
   Basic earnings per share after cumulative effect of a change in accounting
     principle................................................................. $6,586,997  3,493,758    1.89
   Dilutive securities.........................................................          0      7,328
                                                                                ----------  ---------
   Diluted earnings per share.................................................. $6,586,997  3,501,086   $1.88
                                                                                ==========  =========   =====
December 31, 2000:
 Net income.................................................................... $6,777,658
                                                                                ----------
 Basic earnings per share......................................................  6,777,658  3,570,131   $1.90
                                                                                                        =====
 Dilutive securities...........................................................          0      9,695
                                                                                ----------  ---------
 Diluted earnings per share.................................................... $6,777,658  3,579,826   $1.89
                                                                                ==========  =========   =====
December 31, 1999:
 Net income.................................................................... $8,159,716
                                                                                ----------
 Basic earnings per share......................................................  8,159,716  3,561,051   $2.29
                                                                                                        =====
 Dilutive securities...........................................................          0     20,340
                                                                                ----------  ---------
 Diluted earnings per share.................................................... $8,159,716  3,581,391   $2.28
                                                                                ==========  =========   =====

    Reclassifications

    Certain 2000 and 1999 balances have been reclassified to conform to the 2001 presentation. These reclassifications have no effect on previously reported net income.

    Recent Accounting Pronouncements

    The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1. 2001. As part of the adoption of the standard, the Company recorded a net-of-tax cumulative effect adjustment in accumulated other comprehensive income of $24,000 to recognize at fair value all derivatives that are designated as cash-flow hedging instruments, and recorded a cumulative effect adjustment to earnings of $200,000 to recognize at fair value all derivatives, which did not achieve hedge accounting under this standard.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

    In July 2001, the FASB issued SFAS No. 141, Business Combinations, which served to supersede Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. According to this statement, all business combinations are to be accounted for using one method, purchase accounting. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company's adoption of this new statement did not have a material impact on its consolidated financial position or consolidated results of operations.

    In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which served to supersede APB No. 17, Intangible Assets. This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are required to be applied by the Company on January 1, 2002. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement are to be reported as resulting from a change in accounting principle. At December 31, 2001, the Company had unamortized goodwill in the amount of $4.1 million, which is subject to the transition provisions of Statement No. 142. Goodwill amortization expense was approximately $361,000, $369,000, and $369,000 for the years ended December 31, 2001, 2000, and 1999.

 3. INVESTMENT SECURITIES

    Details of investment securities available for sale at December 31, 2001 and 2000 are as follows:

                                                                             December 31, 2001
                                                            ---------------------------------------------------
                                                                             Gross      Gross
                                                                           Unrealized Unrealized Estimated Fair
                                                            Amortized Cost   Gains      Losses       Value
                                                            -------------- ---------- ---------- --------------
Obligations of states, counties, and political subdivisions  $ 19,402,327  $  493,563 $(289,989)  $ 19,605,901
U.S. treasury securities and obligations of U.S. government
  agencies.................................................     3,026,961     103,794         0      3,130,755
Mortgage-backed securities.................................   108,692,632   1,983,285  (302,498)   110,373,419
Equity securities..........................................       200,123     118,301         0        318,424
Preferred stock............................................       600,000       7,500         0        607,500
FHLB stock.................................................     4,805,600           0         0      4,805,600
                                                             ------------  ---------- ---------   ------------
   Total...................................................  $136,727,643  $2,706,443 $(592,487)  $138,841,599
                                                             ============  ========== =========   ============

                                                                             December 31, 2000
                                                            ---------------------------------------------------
                                                                             Gross      Gross
                                                                           Unrealized Unrealized Estimated Fair
                                                            Amortized Cost   Gains      Losses       Value
                                                            -------------- ---------- ---------- --------------
Obligations of states, counties, and political subdivisions  $ 21,687,190  $  492,885  $      0   $ 22,180,075
U.S. treasury securities and obligations of U.S. government
  agencies.................................................     4,773,709      51,054         0      4,824,763
Mortgage-backed securities.................................   115,568,591     508,168   (83,911)   115,992,848
Equity securities..........................................       200,123     103,599         0        303,722
Corporate notes............................................        11,306         150         0         11,456
FHLB stock.................................................     4,805,600           0         0      4,805,600
                                                             ------------  ----------  --------   ------------
   Total...................................................  $147,046,519  $1,155,856  $(83,911)  $148,118,464
                                                             ============  ==========  ========   ============

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

    The scheduled maturities of investment securities available for sale at December 31, 2001 are presented in the following table:

                                                               Estimated Fair
                                                Amortized Cost     Value
                                                -------------- --------------
   Maturing within one year....................  $  3,228,482   $  3,288,165
   Maturing after one but before five years....     3,162,778      3,317,634
   Maturing after five but before fifteen years    44,248,077     44,936,955
   Maturing after fifteen years................    81,082,583     82,174,821
   Equity securities and FHLB stock............     5,005,723      5,124,024
                                                 ------------   ------------
      Total....................................  $136,727,643   $138,841,599
                                                 ============   ============

    For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

    Investment securities available for sale with a carrying value of $84,050,210 and $90,360,095 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes.

    Gross gains realized on sales of securities available for sale were $178,634 in 2001, $15,330 in 2000, and $1,112,574 in 1999. Gross realized losses on those sales were $0 in 2001 and 2000 and $578,768 in 1999. Gross realized gains on trading account securities were $0 in 2001, and gross realized losses on those sales were $12,650. Gross realized gains on trading account securities were $115,058 in 2000, and gross realized losses on those sales were $3,055. No gains or losses were recognized on trading securities in 1999.

 4. LOANS

    At December 31, 2001 and 2000, the composition of the loan portfolio was as follows:

                                                    2001         2000
                                                ------------ ------------
      Commercial, financial, and agricultural.. $ 45,345,173 $ 41,507,487
      Real estate mortgage.....................  216,978,804  180,627,051
      Installment..............................   83,782,619   87,713,442
      Less:
       Allowance for loan losses...............    6,589,829    6,529,155
       Unearned interest, commissions, and fees    6,522,547    6,377,347
                                                ------------ ------------
         Total................................. $332,994,220 $296,941,478
                                                ============ ============

    The Bank grants commercial, real estate, and installment loans to customers primarily in Clarke, Choctaw, Bibb, and surrounding counties in southwest Alabama, northwest Florida, and southeast Mississippi. Although the Bank has a diversified loan portfolio, the ability of a substantial number of the Bank's loan customers to honor their obligations is dependent upon the timber and timber-related industries. At December 31, 2001, approximately $30,735,349 of the Bank's loan portfolio consisted of loans to customers in the timber and timber-related industries.

    In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and Bank, including companies with which they are associated. These loans are made on substantially the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 2001 and 2000 were $1,613,438 and $2,073,205, respectively. During the year ended December 31, 2001, new loans to these parties totaled $2,175,368 and repayments were $2,635,135.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

    A summary of the transactions in the allowance for loan losses follows:

                                                   2001         2000         1999
                                                -----------  -----------  -----------
     Balance at beginning of year.............. $ 6,529,155  $ 5,579,072  $ 4,989,173
     Acquired in business combinations.........           0            0      242,887
     Provision for loan losses.................   5,254,585    6,837,463    4,305,450
     Loans charged off.........................  (6,049,538)  (6,481,402)  (4,472,699)
     Recoveries of loans previously charged off     855,627      594,022      514,261
                                                -----------  -----------  -----------
     Balance at end of year.................... $ 6,589,829  $ 6,529,155  $ 5,579,072
                                                ===========  ===========  ===========

    At December 31, 2001, the Company had one loan considered to be impaired. The amount of this loan, which is on nonaccrual, is $335,317 and the related allowance is $167,658. The average recorded investment in the impaired loan during the year ended December 31, 2001 was approximately $360,317. The Company had approximately $365,317 in loans considered to be impaired at December 31, 2000.

    Loans on which the accrual of interest has been discontinued amounted to $2,594,868 and $2,103,776 at December 31, 2001 and 2000, respectively. If interest on those loans had been accrued, such income would have approximated $214,479, $193,983, and $247,391 for 2001, 2000, and 1999,
    respectively. Interest income actually recorded on those loans amounted to $64,045, $30,374, and $211,264 for 2001, 2000, and 1999, respectively.

 5. PREMISES AND EQUIPMENT

    Premises and equipment and their depreciable lives are summarized as follows:

                                                       2001        2000
                                                    ----------- -----------
     Land.......................................... $ 1,627,507 $ 1,137,437
     Premises (40 years)...........................   9,228,650   9,132,750
     Furniture, fixtures, and equipment (3-7 years)  11,234,233  11,163,902
                                                    ----------- -----------
                                                     22,090,390  21,434,089
     Less accumulated depreciation.................  12,079,513  11,903,862
                                                    ----------- -----------
        Total...................................... $10,010,877 $ 9,530,227
                                                    =========== ===========

    Depreciation expense of $1,157,284, $1,179,153, and $878,828 was recorded in 2001, 2000, and 1999, respectively, on premises and equipment.

 6. INVESTMENT IN LIMITED PARTNERSHIPS

    The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under either the equity or cost method based on the percentage ownership and influence over operations. The Bank's investment balances in these partnerships were $4,732,036 and $5,230,193 at December 31, 2001 and 2000, respectively. Losses related to these partnerships amounted to approximately $534,638, $176,000, and $119,000 for 2001, 2000, and 1999
    respectively. Management analyzes these investments annually for potential impairment.

    The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank's carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships.

    The Bank had no remaining cash commitments to these partnerships at December 31, 2001.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

 7. DEPOSITS

    At December 31, 2001, the scheduled maturities of the Bank's time deposits greater than $100,000 are as follows:

                        2002............... $44,706,560
                        2003...............   7,851,892
                        2004...............     797,143
                        2005...............   3,416,630
                        2006 and thereafter   2,049,095
                                            -----------
                                            $58,821,320
                                            ===========

    Additionally, included in the Bank's other time deposits at December 31, 2001 are $6,987,457 in state and municipal time deposits greater than $100,000 and maturing within one year.

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

    Information concerning short-term borrowings is as follows:

                                                          2001
                                          ------------------------------------
                                                                     Treasury
                                                                     Tax and
                                          Federal Funds Repurchase     Loan
                                            Purchased   Agreements   Deposits
                                          ------------- ----------  ----------
Average balance during the year..........  $        0   $        0  $  791,886
                                           ==========   ==========  ==========
Average interest rate during the year....           0%           0%       3.63%
                                           ==========   ==========  ==========
Maximum month-end balance during the year  $        0   $        0  $2,052,479
                                           ==========   ==========  ==========

    At December 31, 2001, the Bank has $48.0 million in available federal fund lines from correspondent banks.

                                                          2000
                                          ------------------------------------
                                                                     Treasury
                                                                     Tax and
                                          Federal Funds Repurchase     Loan
                                            Purchased   Agreements   Deposits
                                          ------------- ----------  ----------
Average balance during the year..........  $ 2,313,251  $        0  $  880,035
                                           ===========  ==========  ==========
Average interest rate during the year....         6.63%          0%       6.47%
                                           ===========  ==========  ==========
Maximum month-end balance during the year  $17,900,000  $        0  $2,507,037
                                           ===========  ==========  ==========

 9. LONG-TERM DEBT

    The Company uses Federal Home Loan Bank advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. Investment securities and 1-4 family mortgage loans amounting to $149,906,529 and $113,803,791, respectively, secure these borrowings.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

    The following summarizes information concerning Federal Home Loan Bank advances and other borrowings:

                                                   2001         2000
                                                -----------  -----------
      Balance at year-end...................... $95,991,960  $96,110,381
      Average balance during the year..........  96,045,240   83,401,923
      Maximum month-end balance during the year  96,094,664   96,110,381
      Average rate paid during the year........        5.16%        5.77%
      Weighted average remaining maturity......  4.28 years   5.18 years

    Interest rates on FHLB advances ranged from 1.79% to 6.50% and 4.46% and 6.06% at December 31, 2001 and 2000, respectively.

    Scheduled maturities of Federal Home Loan Bank advances during 2002 are approximately $10 million. In 2003, there are $35 million in scheduled maturities. There are no scheduled maturities in 2004. In 2005, there are $260,000 in scheduled maturities. In years subsequent to 2005, maturities total approximately $50.7 million.

    At December 31, 2001, the Bank has $34.1 million in available credit from the Federal Home Loan Bank.

10. INCOME TAXES

    The consolidated provisions (benefits) for income taxes for the years ended December 31 were as follows:

                               2001       2000        1999
                            ---------- ----------  ----------
                  Federal
                   Current. $1,895,868 $2,036,092  $2,441,731
                   Deferred    200,982   (288,305)    449,361
                            ---------- ----------  ----------
                             2,096,850  1,747,787   2,891,092
                            ---------- ----------  ----------

                  State
                   Current.    427,266    480,906     355,347
                   Deferred     27,393    (36,131)     55,692
                            ---------- ----------  ----------
                               454,659    444,775     411,039
                            ---------- ----------  ----------
                  Total.... $2,551,509 $2,192,562  $3,302,131
                            ========== ==========  ==========

    The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 34% to pretax earnings for the following reasons:

                                                                2001        2000        1999
                                                             ----------  ----------  ----------
Income tax expense at federal statutory rate................ $3,175,092  $3,049,875  $3,897,028
Increase (decrease) resulting from:
 Tax-exempt interest........................................   (477,770)   (548,993)   (508,501)
 State income tax expense, net of federal income tax benefit    300,075     293,552     271,286
 Low income housing tax credits.............................   (681,253)   (600,000)   (540,000)
 Other......................................................    235,365      (1,872)    182,318
                                                             ----------  ----------  ----------
   Total.................................................... $2,551,509  $2,192,562  $3,302,131
                                                             ==========  ==========  ==========

Effective tax rate..........................................         28%         24%         29%
                                                             ==========  ==========  ==========

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below:

                                                        2001        2000
                                                     ----------  ----------
   Deferred tax assets:
    Allowance for loan losses....................... $1,873,948  $1,877,343
    Accrued vacation................................     22,200      22,200
    Capital loss carryover..........................     27,041      27,041
    Deferred commissions and fees...................    460,559     537,821
    Other...........................................     92,556     222,467
                                                     ----------  ----------
      Total gross deferred tax asset................  2,476,304   2,686,872
      Valuation allowance...........................    (27,041)    (27,041)
                                                     ----------  ----------
   Net deferred tax assets..........................  2,449,263   2,659,831
   Deferred tax liabilities:
    Premises and equipment..........................    502,409     560,997
    Limited partnerships............................    456,690     339,787
    Unrealized gain on securities available for sale    563,141     401,979
    Other deferred tax liabilities..................    167,927     208,435
                                                     ----------  ----------
      Total gross deferred tax liabilities..........  1,690,167   1,511,198
                                                     ----------  ----------
   Net deferred tax asset........................... $  759,096  $1,148,633
                                                     ==========  ==========

11. EMPLOYEE BENEFIT PLANS

    The Company sponsors an Employee Stock Ownership Plan with 401(k) provisions. This plan covers substantially all employees and allows employees to contribute up to 15% of their compensation on a before-tax basis. The Company may make discretionary contributions to match employee contributions dollar for dollar up to 6% of an employee's compensation. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $349,533 and $471,392 in 2001 and 2000, respectively.

12. LONG-TERM INCENTIVE COMPENSATION PLAN

    The Company's Long Term Incentive Compensation Plan ("LTICP") provides for a number of forms of stock based compensation for key employees of USB and its subsidiaries. Under the plan, eligible employees may be awarded incentive and nonqualified stock options, stock appreciation rights, and restricted stock. The LTICP provides for the issuance of up to 60,000 shares of USB common stock with a par value of $.01 per share. In addition, each option expires no later than five years after the grant date. The exercise price of each option is determined by the compensation committee, but in the case of incentive stock options, the price shall not be less than the fair market value on the grant date.

    The Company continues to record compensation cost under APB No. 25. Had compensation cost been determined, consistent with the fair value based method of recording for stock-based compensation allowed for under SFAS No. 123, the Company's net income would have been decreased to the following pro forma amounts:

                                          Fiscal Year  Fiscal Year  Fiscal Year
                                             Ended        Ended        Ended
                                          December 31, December 31, December 31,
                                              2001         2000         1999
                                          ------------ ------------ ------------
Net income--as reported..................  $6,586,997   $6,777,658   $8,159,716
Net income--pro forma....................   6,586,997    6,777,658    8,137,010
Basic net income per share--as reported..        1.89         1.90         2.29
Basic net income per share--pro forma....        1.89         1.90         2.29
Diluted net income per share--as reported        1.88         1.89         2.28
Diluted net income per share--pro forma..        1.88         1.89         2.28

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

    A summary of the status of the Company's stock option plan at December 31, 2001, 2000, and 1999 and the changes during the year then ended is as follows:

                                      2001            2000             1999
                                 --------------- --------------- ----------------
                                        Exercise        Exercise         Exercise
                                 Shares  Price   Shares  Price   Shares   Price
                                 ------ -------- ------ -------- ------- --------
Outstanding at beginning of year 26,254  $19.36  28,604  $19.21   47,690  $17.72

Granted.........................      0    0.00       0    0.00    2,050   36.25
Exercised....................... 12,899   17.50   2,350   17.50   21,136   17.50
Expired.........................  1,275   17.50       0    0.00        0    0.00
                                 ------  ------  ------  ------  -------  ------
Outstanding at end of year...... 12,080  $21.74  26,254  $19.36   28,604  $19.21
                                 ======  ======  ======  ======  =======  ======

Exercisable at end of year...... 12,080  $21.54  26,254  $19.36   28,604  $19.21
                                 ======  ======  ======  ======  =======  ======

Fair value of options granted...    N/A             N/A          $  4.71
                                 ======          ======          =======

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate based on zero coupon governmental issues at grant date with the maturity equal to the expected term of the options (5.00% for 1999), no expected forfeiture rate as options are immediately vested at date of grant, an expected stock volatility of 29% and an expected annual dividend yield of $.84 per share for 1999.

    The following table summarizes information about stock options outstanding at December 31, 2001:

                               Weighted
                               Average    Weighted                   Weighted
  Range of      Number        Remaining   Average       Number       Average
  Exercise  Outstanding at   Contractual  Exercise  Exercisable at   Exercise
   Prices  December 31, 2001 Life (Years)  Price   December 31, 2001  Price
  -------- ----------------- ------------ -------- ----------------- --------
   $17.50       10,030         .5 years    $17.50       10,030        $17.50
    36.25        2,050          3 years     36.25        2,050         36.25

13. SHAREHOLDERS' EQUITY

    Dividends paid by the Company are primarily from dividends received from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. As of December 31, 2001, approximately $11.4 million of the Bank's retained earnings were available for dividend distribution without prior regulatory approval.

    The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average total assets (as defined). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Management believes, as of December 31, 2001 and 2000, that the Company meets all capital adequacy requirements imposed by its regulators.

    As of December 31, 2001 and 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that Management believes have changed the institution's category.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

    Actual capital amounts as well as required and well capitalized Tier I, total, and Tier I leverage ratios as of December 31 for the Company and the Bank are as follows:

                                                                 2001
                                          -------------------------------------------------
                                                                               To Be Well
                                                                            Capitalized Under
                                                             For Capital    Prompt Corrective
                                              Actual      Adequacy Purposes Action Provisions
                                          -------------   ----------------  ----------------
                                          Amount   Ratio  Amount     Ratio  Amount     Ratio
                                          -------  -----  ------     -----  ------     -----
                                                        (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
 United Security Bancshares, Inc......... $65,081  16.49% $31,571     8.00%     N/A      N/A
 First United Security Bank..............  61,761  15.65   31,563     8.00  $39,454    10.00%
Tier I Capital (to Risk Weighted Assets):
 United Security Bancshares, Inc.........  60,120  15.23   15,786     4.00      N/A      N/A
 First United Security Bank..............  56,809  14.40   15,782     4.00   23,673     6.00
Tier I Leverage (to Average Assets):
 United Security Bancshares, Inc.........  60,120  11.64   15,500     3.00      N/A      N/A
 First United Security Bank..............  56,809  11.06   15,409     3.00   25,681     5.00


                                                               2000
                                          ---------------------------------------------
                                                                          To Be Well
                                                          For Capital  Capitalized Under
                                                           Adequacy    Prompt Corrective
                                              Actual       Purposes    Action Provisions
                                          -------------  ------------  ----------------
                                          Amount  Ratio  Amount  Ratio  Amount    Ratio
                                          ------- -----  ------- -----  -------   -----
                                                      (Dollars in thousands)
Total Capital (to Risk Weighted Assets):
 United Security Bancshares, Inc......... $66,907 19.02% $28,146 8.00%     N/A      N/A
 First United Security Bank..............  62,688 16.70   30,037 8.00  $37,546    10.00%
Tier I Capital (to Risk Weighted Assets):
 United Security Bancshares, Inc.........  62,436 17.75   14,073 4.00      N/A      N/A
 First United Security Bank..............  57,995 15.45   15,018 4.00   22,528     6.00
Tier I Leverage (to Average Assets):
 United Security Bancshares, Inc.........  62,436 12.71   14,740 3.00      N/A      N/A
 First United Security Bank..............  57,995 11.89   14,635 3.00   24,391     5.00

    Comprehensive Income

    Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources.

    In addition to net income, changes in other nonowner transactions consist entirely of changes in unrealized gains and losses on securities available for sale and derivative instruments.

    In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effects for the three years ended December 31:

                                                                                           2001
                                                                             -------------------------------
                                                                             Before Tax            After Tax
                                                                               Amount   Tax Effect  Amount
                                                                             ---------- ---------- ---------
Unrealized gains (losses) arising during the period......................... $ 646,797   $242,549  $ 404,248
 Less reclassification adjustments for (gains) losses included in net income  (178,634)   (66,988)  (111,646)
                                                                             ---------   --------  ---------
Net change in unrealized gain/(loss) on securities.......................... $ 468,163   $175,561  $ 292,602
                                                                             =========   ========  =========

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                            2000
                                                                             ----------------------------------
                                                                             Before Tax              After Tax
                                                                               Amount    Tax Effect   Amount
                                                                             ----------  ----------  ----------
Unrealized gains (losses) arising during the period......................... $3,892,298  $1,459,794  $2,432,504
 Less reclassification adjustments for (gains) losses included in net income    (15,330)     (5,672)     (9,658)
                                                                             ----------  ----------  ----------
Net change in unrealized gain/(loss) on securities.......................... $3,876,968  $1,454,122  $2,422,846
                                                                             ==========  ==========  ==========


                                                                                       1999
                                                                      -------------------------------------
                                                                      Before Tax                 After Tax
                                                                        Amount     Tax Effect     Amount
                                                                      -----------  -----------  -----------
Unrealized gains (losses) arising during the period.................. $(6,785,292) $(2,547,154) $(4,238,138)
 Less reclassification adjustments for (gains) losses included in net
   income............................................................    (533,806)    (197,508)    (336,298)
                                                                      -----------  -----------  -----------
Net change in unrealized gain/(loss) on securities................... $(7,319,098) $(2,744,662) $(4,574,436)
                                                                      ===========  ===========  ===========

14. SEGMENT REPORTING

    Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's and Bank's significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2--Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table.

                                                                                    2001
                                                            ---------------------------------------------------
                                                                                 All
                                                              FUSB      ALC     Other  Eliminations Consolidated
                                                            --------  -------  ------- ------------ ------------
                                                                               (In thousands)
Total interest income...................................... $ 38,628  $15,003  $   256  $  (6,111)    $ 47,776
Total interest expense.....................................   18,420    6,111        0     (6,111)      18,420
                                                            --------  -------  -------  ---------     --------
Net interest income........................................   20,208    8,892      256          0       29,356
Provision for loan losses..................................      911    4,343        0          0        5,254
                                                            --------  -------  -------  ---------     --------
Net interest income after provision........................   19,297    4,549      256          0       24,102
Total noninterest income...................................    4,048      345    7,690     (7,353)       4,730
Total noninterest expense..................................   11,940    6,838    1,096       (381)      19,493
                                                            --------  -------  -------  ---------     --------
Income (loss) before income taxes (tax benefit) and
  cumulative effect of a change in accounting principle....   11,405   (1,944)   6,850     (6,972)       9,339
Provision for income taxes (tax benefit)...................    3,047     (521)      26          0        2,552
Net income (loss) before cumulative effect of a change in
  accounting principle.....................................    8,358   (1,423)   6,824     (6,972)       6,787
Cumulative effect of a change in accounting principle......     (200)       0        0          0         (200)
                                                            --------  -------  -------  ---------     --------
Income (loss) after a cumulative effect of a change in
  accounting principle..................................... $  8,158  $(1,423) $ 6,824  $  (6,972)    $  6,587
                                                            ========  =======  =======  =========     ========

Other significant items:
    Total assets........................................... $522,201  $80,773  $67,256  $(147,118)    $523,112
    Total investment securities............................  135,732        0    3,110          0      138,842
    Total loans, net.......................................  340,478   76,435        0    (83,919)     332,994
    Investment in subsidiaries.............................      621        0   60,815    (61,436)           0
    Total interest income from external customers..........   32,582   15,003      191    (47,712)      47,776
    Total interest income from affiliates..................    6,111        0        0     (6,111)           0

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                 2000
                                         -----------------------------------------------------
                                           FUSB     ALC    All Other Eliminations Consolidated
                                         -------- -------  --------- ------------ ------------
                                                            (In thousands)

Total interest income................... $ 39,864 $15,471   $   242   $  (7,254)    $ 48,323
Total interest expense..................   18,292   7,254         0      (7,254)      18,292
                                         -------- -------   -------   ---------     --------
Net interest income.....................   21,572   8,217       242           0       30,031
Provision for loan losses...............      225   6,612         0           0        6,837
                                         -------- -------   -------   ---------     --------
Net interest income after provision.....   21,347   1,605       242           0       23,194
Total noninterest income................    3,936     777     8,005      (7,835)       4,883
Total noninterest expense...............   11,780   6,855     1,193        (722)      19,106
                                         -------- -------   -------   ---------     --------
Income (loss) before income taxes
 (tax benefit)..........................   13,503  (4,473)    7,054      (7,113)       8,971
Provision for income taxes (tax benefit)    3,655  (1,497)       35           0        2,193
                                         -------- -------   -------   ---------     --------
Net income (loss)....................... $  9,848 $(2,976)  $ 7,019   $  (7,113)    $  6,778
                                         ======== =======   =======   =========     ========

Other significant items:
 Total assets........................... $509,026 $76,136   $69,345   $(145,342)    $509,165
 Total investment securities............  144,373       0     3,745           0      148,118
 Total loans, net.......................  304,427  71,454         0     (78,940)     296,941
 Investment in subsidiaries.............    2,116       0    62,145     (64,261)           0
 Total interest income from
   external customers...................   32,610  15,471       238           0       48,319
 Total interest income from affiliates..    7,254       0         0      (7,254)           0

                                                                 1999
                                         -----------------------------------------------------
                                           FUSB     ALC    All Other Eliminations Consolidated
                                         -------- -------  --------- ------------ ------------
                                                            (In thousands)

Total interest income................... $ 34,390 $16,251   $   173   $  (5,895)    $ 44,919
Total interest expense..................   15,365   5,895         0      (5,895)      15,365
                                         -------- -------   -------   ---------     --------
Net interest income.....................   19,025  10,356       173           0       29,554
Provision for loan losses...............      153   4,152         0           0        4,305
                                         -------- -------   -------   ---------     --------
Net interest income after provision.....   18,872   6,204       173           0       25,249
Total noninterest income................    3,669   1,046     8,353      (8,321)       4,747
Total noninterest expense...............   11,651   6,591       299          (7)      18,534
                                         -------- -------   -------   ---------     --------
Income (loss) before income taxes
 (tax benefit)..........................   10,890     659     8,227      (8,314)      11,462
Provision for income taxes (tax benefit)    3,027     279        (4)          0        3,302
                                         -------- -------   -------   ---------     --------
Net income (loss)....................... $  7,863 $   380   $ 8,231   $  (8,314)    $  8,160
                                         ======== =======   =======   =========     ========

Other significant items:
 Total assets........................... $470,889 $79,399   $85,092   $(158,781)    $476,599
 Total investment securities............  153,946       0     3,928           0      157,874
 Total loans, net.......................  279,642  72,695         0     (76,165)     276,172
 Investment in subsidiaries.............    1,241       0    56,215     (57,456)           0
 Total interest income from.............
   external customers...................   28,494  16,251       173           0       44,918
 Total interest income from affiliates..    5,895       0         0      (5,895)           0

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

15. OTHER OPERATING EXPENSES

    Other operating expenses for the years 2001, 2000, and 1999 consist of the following:

                                            2001       2000       1999
                                         ---------- ---------- ----------
       Telephone expense................ $  417,784 $  492,050 $  548,122
       Amortization of intangibles......    449,742    532,664    549,720
       Postage, stationery, and supplies    777,182    768,184    762,201
       Other............................  3,966,073  3,135,186  3,163,248
                                         ---------- ---------- ----------
          Total......................... $5,610,781 $4,928,084 $5,023,291
                                         ========== ========== ==========

16. OPERATING LEASES

    The Company leases office space, data processing, and other equipment under operating leases.

    The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2001:

                       Year ending December 31,
                          2002................. $304,790
                          2003.................  177,314
                          2004.................   88,590
                          2005.................   38,035
                          2006.................        0

    Total rental expense under all operating leases was $424,343, $460,268, and $389,519 in 2001, 2000, and 1999, respectively.

17. COMMITMENTS AND CONTINGENCIES

    In January 1996, one of the Bank's borrowers filed for bankruptcy in Northern District of New York. In May 1996, the Bankruptcy Court issued a decision on behalf of the Bank compelling the Trustee to start making payments to the Bank. In January 1998, the Trustee filed an adversary proceeding against the Bank halting such payments and seeking recovery of the payments of approximately $1.42 million made to the Bank for the six-year period preceding the bankruptcy filing and back interest on that balance allowable under New York state law. The Bankruptcy Appellate Panel dismissed one element of the adversary claim mentioned above. The remaining elements of the adversary claim still remain pending, and its management's intent to defend itself in this matter. The final outcome of this matter cannot be determined, accordingly, management has not recorded a provision for liability in this case.

    The Company is a defendant in other certain claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.


18. DERIVATIVE FINANCIAL INSTRUMENTS

    The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing, and trading activities. These financial instruments include commitments to extend credit and standby letters of credit.

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

    The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate caps and swap transactions, options written, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures. The Bank has credit risk on caps for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank's financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2001, 2000, and 1999, there were no credit losses associated with derivative contracts. At December 31, 2001 and 2000, there were no nonperforming derivative positions.

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

                                                December 31,
                                               ---------------
                                                2001    2000
                                               ------- -------
                                               (In thousands)
                  Standby letters of credit... $   589 $ 6,550
                  Commitments to extend credit  22,079  24,096

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

    At December 31, 2001, there were no outstanding commitments to purchase and sell securities for delayed delivery.

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

    An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Interest rate swaps are used by the Bank to effectively convert floating-rate debt with a one month LIBOR rate index to a fixed rate five year constant maturity treasury index. Interest rate caps and floors are option-like contracts that require the seller to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional principal

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES amount. The Bank uses caps purchased to partially hedge against rising interest rates on their floating rate short-term borrowings. The cost of the caps is amortized straight-line over the life of these instruments. The income derived from these instruments is recorded on the accrual basis. The income and amortization from these instruments is recorded in net interest income and resulted in a reduction in net interest income of $129,548, $51,166, and $220,120 in 2001, 2000, and 1999, respectively.

    The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of assets or liabilities. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no cash-flow hedging gains and losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash-flow hedges related to certain forecasted transactions that are probable of not occurring.

    The following table details various information regarding swaps and caps used for purposes other than trading as of December 31, 2001:

                                                                    Weighted                   Weighted
                                                                  Average Rate       Weighted   Average
                                                             ---------------------   Average   Repricing
                                Notional Carrying Estimated                          Years to  Frequency
                                 Amount   Value   Fair Value Received     Paid      Expiration  (Days)
                                -------- -------- ---------- --------  -----------  ---------- ---------
                                       (In thousands)
Swaps:
 Pay floating, receive floating $20,000   $   0     $   0    5 yr CMT  1 Mth LIBOR     .04        30
 Pay fixed, receive floating...  17,000    (612)     (612)      1.903%       6.596%    .91        90
                                -------   -----     -----
                                $37,000   $(612)    $(612)
                                =======   =====     =====

    Swaps and caps acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 2001, such swaps and caps were associated with the following asset or liability categories:


                                            Notional Pincipal Associated With
                                            ---------------------------------
                                   Notional   Fixed   Floating Rate Floating
                                    Amount  Rate Debt  Securities   Rate Debt
                                   -------- --------- ------------- ---------
                                                 (In thousands)
   Swaps:
    Pay floating, receive floating $20,000   $    0      $20,000     $     0
    Pay fixed, receive floating...  17,000        0            0      17,000
                                   -------   ------      -------     -------
                                   $37,000   $    0      $20,000     $17,000
                                   =======   ======      =======     =======

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

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the statement of condition, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instru-

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES ments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance. The Company has not undertaken any steps to value any intangibles.

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

        Derivative instruments: Fair values of the Company's derivative instruments (swaps and caps) are based on values obtained from counterparties, or other quotations received from third parties. The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature. As a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time. Because of this policy and the absence of any known credit exposure, the estimated value of the Company's loan commitments is nominal.

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

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

        Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company's current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2001 and 2000:

                                                  2001                2000
                                          -------------------  ------------------
                                          Carrying  Estimated  Carrying Estimated
                                           Amount   Fair Value  Amount  Fair Value
                                          --------  ---------- -------- ----------
                                                       (In thousands)
Assets:
 Cash and cash equivalents............... $ 23,973   $ 23,973  $ 32,458  $ 32,458
 Investment securities available for sale  138,842    138,842   148,118   148,118
 Trading securities......................        0          0     3,713     3,713
 Accrued interest receivable.............    4,593      4,593     5,057     5,057
 Loans, net..............................  339,584    345,970   303,471   304,172
 Derivative instruments..................     (612)      (612)       68      (459)
Liabilities:
 Deposits................................  354,815    362,533   338,156   338,735
 Short-term borrowings...................      355        355     1,128     1,128
 Long-term debt..........................   95,992     98,276    96,110    95,761

20. UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY)
 FINANCIAL INFORMATION

                              Statements of Condition

                                                      December 31,
                                                 -----------------------
                                                    2001        2000
                                                 ----------- -----------
       ASSETS:
        Cash on deposit......................... $   467,507 $   809,358
        Investment in subsidiaries..............  60,814,599  62,115,474
        Investment securities available for sale   3,000,483   3,634,688
        Other assets............................   1,023,855   1,113,842
                                                 ----------- -----------
                                                 $65,306,444 $67,673,362
                                                 =========== ===========

       LIABILITIES:
        Other liabilities....................... $   100,234 $    45,717
       SHAREHOLDERS' EQUITY.....................  65,206,210  67,627,645
                                                 ----------- -----------
                                                 $65,306,444 $67,673,362
                                                 =========== ===========

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

                             Statements of Income

                                                      Year Ended December 31,
                                                 ----------------------------------
                                                    2001         2000       1999
                                                 -----------  ---------- ----------
INCOME
 Dividend income, First United Security Bank.... $ 8,237,326  $3,284,797 $2,991,994
 Interest income................................     190,934     244,683    179,103
 Investment securities gains (losses), net......           0      36,500          0
                                                 -----------  ---------- ----------
       Total income.............................   8,428,260   3,565,980  3,171,097
EXPENSES........................................     335,852     370,348    256,910
                                                 -----------  ---------- ----------
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF
  SUBSIDIARIES..................................   8,092,408   3,195,632  2,914,187
EQUITY IN UNDISTRIBUTED (DIVIDENDS IN EXCESS OF)
  INCOME OF SUBSIDIARIES........................  (1,505,411)  3,582,026  5,245,529
                                                 -----------  ---------- ----------
       Net income............................... $ 6,586,997  $6,777,658 $8,159,716
                                                 ===========  ========== ==========

                           Statements of Cash Flows

                                                                              Year Ended December 31,
                                                                       -------------------------------------
                                                                          2001         2000         1999
                                                                       -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income........................................................... $ 6,586,997  $ 6,777,658  $ 8,159,716
 Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in undistributed (dividends in excess of) income of
       subsidiaries...................................................   1,505,411   (3,582,026)  (5,245,529)
     Amortization of intangibles......................................      57,600       57,600       57,600
     Decrease (increase) in other assets..............................      32,388      (31,610)     (12,221)
     Increase (decrease) in other liabilities.........................      54,517       13,300     (356,583)
                                                                       -----------  -----------  -----------
       Net cash provided by operating activities......................   8,236,913    3,234,922    2,602,983
                                                                       -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale (purchase) of investment securities available for sale, net.....     698,270      315,751     (770,553)
                                                                       -----------  -----------  -----------
       Net cash provided by (used in) investing activities............     698,270      315,751     (770,553)
                                                                       -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of treasury stock...........................................  (5,947,263)           0            0
 Proceeds from issuance of common stock...............................     225,733       41,125      509,437
 Cash dividends paid..................................................  (3,555,504)  (3,284,795)  (3,666,013)
                                                                       -----------  -----------  -----------
       Net cash used in financing activities..........................  (9,277,034)  (3,243,670)  (3,156,576)
                                                                       -----------  -----------  -----------
INCREASE (DECREASE) IN CASH...........................................    (341,851)     307,003   (1,324,146)
CASH AT BEGINNING OF YEAR.............................................     809,358      502,355    1,826,501
                                                                       -----------  -----------  -----------
CASH AT END OF YEAR................................................... $   467,507  $   809,358  $   502,355
                                                                       ===========  ===========  ===========

               UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

21. QUARTERLY DATA (UNAUDITED)

                                                                  Years Ended December 31,
                                               ---------------------------------------------------------------
                                                            2001                            2000
                                               ------------------------------- -------------------------------
                                               Fourth   Third  Second   First  Fourth   Third  Second   First
                                               Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
                                               ------- ------- ------- ------- ------- ------- ------- -------
                                                            (In thousands, except per share data)
Interest income............................... $11,633 $11,767 $12,034 $12,342 $12,285 $12,162 $11,914 $11,961
Interest expense..............................   4,054   4,506   4,851   5,009   4,911   4,787   4,424   4,170
                                               ------- ------- ------- ------- ------- ------- ------- -------
Net interest income...........................   7,579   7,261   7,183   7,333   7,374   7,375   7,490   7,791
Provision for loan losses.....................   1,457   1,141   1,154   1,503   2,550   1,631   1,530   1,126
                                               ------- ------- ------- ------- ------- ------- ------- -------
Net interest income, after provision for loan
 losses.......................................   6,122   6,120   6,029   5,830   4,824   5,744   5,960   6,665
Noninterest:
  Income......................................   1,151   1,320   1,152   1,107     194     891   2,796   1,003
  Expenses....................................   4,976   4,783   5,022   4,712   3,504   4,429   6,325   4,848
                                               ------- ------- ------- ------- ------- ------- ------- -------
Income before income taxes....................   2,297   2,657   2,159   2,225   1,514   2,206   2,431   2,820
Provision for income taxes....................     611     751     599     590     400     391     632     770
                                               ------- ------- ------- ------- ------- ------- ------- -------
Net income before cumulative effect of a
 change in accounting principle...............   1,686   1,906   1,560   1,635   1,114   1,815   1,799   2,050
Cumulative effect of a change in accounting
 principle....................................       0       0       0     200       0       0       0       0
                                               ------- ------- ------- ------- ------- ------- ------- -------
Net income after cumulative effect of a
 change in accounting principle............... $ 1,686 $ 1,906 $ 1,560 $ 1,435 $ 1,114 $ 1,815 $ 1,799 $ 2,050
                                               ======= ======= ======= ======= ======= ======= ======= =======
Earnings per common share:
  Basic earnings before cumulative effect of
   a change in accounting principle........... $   .49 $   .55 $   .44 $   .46 $   .32 $   .51 $   .50 $   .57
                                               ======= ======= ======= ======= ======= ======= ======= =======
  Basic earnings after cumulative effect of a
   change in accounting principle............. $   .49 $   .55 $   .44 $   .40 $   .32 $   .51 $   .50 $   .57
                                               ======= ======= ======= ======= ======= ======= ======= =======
  Diluted earnings before cumulative effect
   of a change in accounting principle........ $   .49 $   .55 $   .44 $   .46 $   .31 $   .51 $   .50 $   .57
                                               ======= ======= ======= ======= ======= ======= ======= =======
  Diluted earnings after cumulative effect
   of a change in accounting principle........ $   .49 $   .55 $   .44 $   .40 $   .31 $   .51 $   .50 $   .57
                                               ======= ======= ======= ======= ======= ======= ======= =======

Item 9.    Changes In and Disagreements With Accountants on Accounting and
--------------------------------------------------------------------------
           Financial Disclosure.
           --------------------

           None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.
--------------------------------------------------------------

           The information called for in this Item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Election of Directors," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2001.

Item 11.  Executive Compensation.
--------------------------------

           The information called for by this Item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Executive Compensation Benefits," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2001.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

           The information called for by this Item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2001.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

           The information called for by this Item is incorporated herein by reference to Bancshares' definitive proxy statement, under the caption "Certain Relationships and Related Transactions," to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2001.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

           (a)1.  Financial Statements
                  --------------------

           Report of Independent Public Accountants.

           Consolidated Statements of Condition, December 31, 2001 and 2000.

           Consolidated Statements of Shareholders' Equity, December 31, 2001, 2000 and 1999.

           Consolidated Statements of Income, December 31, 2001, 2000 and 1999.

           Consolidated Statements of Cash Flows, December 31, 2001, 2000 and 1999.

           Notes to Consolidated Financial Statements.

           (a)2.  Financial Statements' Schedules
                  -------------------------------

           Included in Part II of this report:

           The financial statements' schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto, which are included in Part II, Item 8, of this report.

           (b)    Reports on Form 8-K
                  -------------------

                  None.

           (c)    Exhibits
                  --------

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

                  (10)(c) Employment Agreement dated January 1, 2000, between Bancshares and R. Terry Phillips, incorporated herein by reference to the Exhibits to Form-10K for the year ended December 31, 2000.

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

                  (21)  List of Subsidiaries of Bancshares.

                  (23)  Consent of Independent Public Accountants.

                  (99) Letter to Securities and Exchange Commission pertaining to receipt of assurances from Arthur Andersen LLP.

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        UNITED SECURITY BANCSHARES, INC.

                        By: /s/ R. Terry Phillips              March 21, 2002
                           ---------------------------------
                                R. Terry Phillips
                                Its President and Chief
                                Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Title                        Date
     ---------                      ------                       ----

/s/  R. Terry Phillips       President, Chief Executive        March 21, 2002
--------------------------   Officer and Director
R. Terry Phillips            (Principal Executive Officer)

/s/ Larry M. Sellers         Treasurer (Principal Financial    March 21, 2002
--------------------------   Officer, Principal Accounting
Larry M. Sellers             Officer)

/s/ Dan R. Barlow            Director                          March 21, 2002
--------------------------
Dan R. Barlow

/s/ Linda H. Breedlove       Director                          March 21, 2002
--------------------------
Linda H. Breedlove

/s/ Gerald P. Corgill        Director                          March 21, 2002
--------------------------
Gerald P. Corgill

/s/ Wayne C. Curtis          Director                          March 21, 2002
--------------------------
Wayne C. Curtis

/s/ John C. Gordon           Director                          March 21, 2002
--------------------------
John C. Gordon

/s/ William G. Harrison      Director                          March 21, 2002
--------------------------
William G. Harrison

/s/ Hardie B. Kimbrough      Director                          March 21, 2002
--------------------------
Hardie B. Kimbrough

/s/ Jack W. Meigs            Director                          March 21, 2002
--------------------------
Jack W. Meigs

/s/ Ray Sheffield            Director                          March 21, 2002
--------------------------
Ray Sheffield

/s/ James C. Stanley         Director                          March 21, 2002
--------------------------
James C. Stanley

/s/ Howard M. Whitted        Director                          March 21, 2002
--------------------------
Howard M. Whitted

/s/ Bruce N. Wilson          Director                          March 21, 2002
--------------------------
Bruce N. Wilson