Form 10-Q
period 2002-03-31
UNITED SECURITY BANCSHARES INC
filed 2002-05-14
CIK 717806

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2002

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

           Class                   Outstanding at 3/31/02
Common Stock, $0.01 par value        3,301,445 shares


     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES



               PART 1.  FINANCIAL INFORMATION


                                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial
Condition at March 31, 2002, and December 31,
2001                                                  3

Condensed Consolidated Statements of Income
for the Three Months Ended March 31, 2002, and
2001                                                  4

Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2002, and
2001                                                  5

Notes to Condensed Consolidated Financial
Statements                                            6

The Condensed Consolidated Financial Statements
Furnished Have Not Been Audited by Independent
Public Accountants, but Reflect, in the Opinion of Management, all Adjustments necessary for a Fair presentation of Financial Condition and the Results of Operations for the Periods Presented

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                   15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK                            19




                    PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                            20

ITEM 6.  Exhibits and Reports on Form 8-K             20

Signature Page                                        21


      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands)

                            ASSETS
                                      March 31, December 31,
                                         2002        2001
                                     (Unaudited)

Cash and Due from Banks                $ 11,820   $ 11,451
Interest-Bearing Deposits in Banks        7,343     12,522
Federal Funds Sold                            0      1,000
Securities Available for Sale           150,247    138,842
Loans, Net of Allowances for Loan
  Losses of $6,342 and $6,590,
  Respectively                          338,223    332,994
Premises and Equipment, Net              10,118     10,011
Other Assets                             16,852     16,292
     Total Assets                      $534,603   $523,112


              LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                               $365,820   $354,815
Borrowings                               98,198     96,346
Other Liabilities                         6,281      6,744
     Total Liabilities                 $470,299   $457,905

Shareholders' Equity:
Common Stock, Par Value $0.01 Per
  Share; 10,000,000 Shares Authorized;
  3,654,046 and 3,647,330 Shares
  Issued, Respectively                       36         36
Surplus                                   9,112      8,995
Accumulated Other Comprehensive Income      820        939
Retained Earnings                        62,574     61,436
Less Treasury Stock: 352,601 and
  280,924 Shares at Cost, Respectively   (8,238)    (6,199)
     Total Shareholders' Equity          64,304     65,207
     Total Liabilities and
       Shareholders' Equity            $534,603   $523,112

The accompanying notes are an integral part of these consolidated statements.


      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands, Except per Share Data)
                                         Three Months Ended
                                              March 31,
                                           2002        2001
                                             (Unaudited)
INTEREST INCOME:
Interest and Fees on Loans               $ 9,145    $ 9,240
Interest on Securities                     2,096      3,102
  Total Interest Income                   11,241     12,342
INTEREST EXPENSE:
Interest on Deposits                       2,583      3,647
Interest on Borrowings                     1,053      1,362
  Total Interest Expense                   3,636      5,009
NET INTEREST INCOME                        7,605      7,333
PROVISION FOR LOAN LOSSES                    836      1,503
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                6,769      5,830
NONINTEREST INCOME:
Service and Other Charges on Deposit
  Accounts                                   641        677
Other Income                                 325        440
Securities Gains (Losses), Net                91        (10)
  Total Noninterest Income                 1,057      1,107
NONINTEREST EXPENSES:
Salaries and Employee Benefits             3,017      2,814
Occupancy Expense                            334        332
Furniture and Equipment Expense              339        337
Other Expenses                             1,168      1,229
  Total Noninterest Expense                4,858      4,712
INCOME BEFORE INCOME TAXES                 2,968      2,225
PROVISION FOR INCOME TAXES                   839        590
NET INCOME BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE         2,129      1,635
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE, net of tax             0       (200)
NET INCOME AFTER CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE     $2,129     $1,435
Basic Net Income Per Share Before
  Cumulative Effect of a Change in
  Accounting Principle                     $0.64      $0.46
Diluted Net Income Per Share Before
  Cumulative Effect of a Change in
  Accounting Principle                     $0.64      $0.46
Basic Net Income Per Share After
  Cumulative Effect of a Change in
  Accounting Principle                     $0.64      $0.40
Diluted Net Income Per Share After
  Cumulative Effect of a Change in
  Accounting Principle                     $0.64      $0.40
Dividends Per Share                        $0.30      $0.25

The accompanying notes are an integral part of these Consolidated Statements.


    UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)

                                                March 31,
                                              2002    2001
                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $ 2,129  $ 1,435
Adjustments:
  Depreciation                                  266      232
  (Accretion) Amortization of Premiums and
    Discounts, Net                               (2)      24
  Amortization of Intangibles                     0      164
  Provision for Losses on Loans                 836    1,503
  (Gain) Loss on Sale of Securities, Net        (91)      10
  Changes in Assets and Liabilities:
    (Increase) Decrease in Other Assets        (560)     155
    Decrease in Other Liabilities              (185)    (286)
      Total Adjustments                         264    1,802
      Net Cash Provided by Operating
        Activities                            2,393    3,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Calls and Paydowns
  Of Securities Available for Sale           20,375    6,382
Proceeds from Sales of Securities                 0    2,429
Purchase of Property and Equipment, Net        (373)    (352)
Purchase of Securities Available for Sale   (32,085) (16,931)
Net Decrease(Increase)of Federal Funds Sold   1,000     (675)
Net Increase in Loans                        (6,065)  (8,701)
    Net Cash Used by Investing Activities   (17,148) (17,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Customer Deposits, Net           11,005    6,941
Exercise of Stock Options                       118       32
Dividends Paid                                 (991)    (911)
Increase (Decrease) in Borrowings             1,852     (481)
Purchase of Treasury Stock                   (2,039)       0
  Net Cash Provided by Financing Activities   9,945    5,581

NET DECREASE IN CASH AND CASH EQUIVALENTS    (4,810)  (9,030)

CASH AND CASH EQUIVALENTS, beginning
  of period                                  23,973   32,458

CASH AND CASH EQUIVALENTS, end of period     19,163   23,428

The accompanying notes are an integral part of these Consolidated statements.


     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The accompanying unaudited condensed consolidated financial statements as of March 31, 2002, and 2001, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the "Company"). All significant inter-company transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2002. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2001, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 2001, consolidated financial statements.

2.  NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month period ended
March 31, 2002, and 2001. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three-month periods ended March 31, 2002, and 2001, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's
Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.


The following table represents the earnings per share calculations for the three-month periods ended March 31, 2002, and 2001:

                                                        Net
                                                      Income
                                  Net                   Per
                                 Income     Shares     Share

March 31, 2002(dollars in
Thousands):
Net Income                        $2,129
Basic Earnings Per Share           2,129   3,314,110   $0.64
Dilutive Securities                    0       1,260
Dilutive Earnings Per Share       $2,129   3,315,370   $0.64


March 31, 2001:

Before Cumulative Effect of a
  Change in Accounting Principle:

    Basic Earnings Per Share      $1,635   3,571,608   $0.46
    Dilutive Securities                0       8,766
    Dilutive Earnings Per Share   $1,635   3,580,374   $0.46

After Cumulative Effect of a
  Change in Accounting Principle:

    Basic Earnings Per Share
      Before Cumulative Effect
      of a Change in Accounting
      Principle                   $1,635   3,571,608   $0.46
    Cumulative Effect of a Change
      In Accounting Principle       (200)  3,571,608    (.06)
    Basic Earnings Per Share
      After Cumulative Effect of
      A Change in Accounting
      Principle                   $1,435   3,571,608   $0.40
    Dilutive Securities                0       8,766
    Dilutive Earnings Per Share   $1,435   3,580,374   $0.40




3.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income and its changes for the three-month periods ended March 31, 2002, and 2001:


                                            Three Months
                                               Ended
                                              March 31,
                                           2002       2001

Net Income                                $2,129     $1,435
Other Comprehensive Income, Net of Tax:
  Cumulative Effect of a Change in
    Accounting Principle (Net of Tax
    of $0 and $14)                             0        (24)
  Change in Unrealized Gain (Loss) on
    Derivative Instruments (Net of
    Tax of $77 and $178)                     129       (297)
  Change in Unrealized (Loss) Gain on
    Securities Available for Sale
    (Net of Tax of $149 and $487)           (248)       811

Comprehensive Income                      $2,010     $1,925


4.  RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Financial Accounting Standards Board
("FASB") Statement of Financial Accounting Standards ("SFAS")
No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. As part of the adoption of the standard, the Company recorded a net-of-tax cumulative effect adjustment in accumulated other comprehensive income of $24,000 to recognize at fair value all derivatives that are designated as cash-flow hedging instruments, and recorded a cumulative effect adjustment to earnings of $200,000 to recognize at fair value all derivatives, which did not achieve hedge accounting under this standard.

In July 2001, the FASB issued Statement No. 141, "Business Combinations" (SFAS No. 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of SFAS No. 142.

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the date of adoption, The Company had unamortized goodwill in the amount of $4.1 million which was subject to the transition provisions of SFAS No. 142. As part of its adoption of SFAS No. 142, the Company has performed a transitional impairment test on its goodwill assets, which indicated that no impairment charge was required. The Company does not currently have any other indefinite-lived intangible assets recorded in its statement of financial condition. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new guidance. The full impact of adopting SFAS No. 142 is expected to result in an increase in net income of approximately $353,000 or approximately $.11 per share in 2002 as a result of the Company no longer having to amortize goodwill against earnings. Assuming retroactive adoption of SFAS No. 142, net income for the quarter ended March 31, 2001 and the year ended December 31, 2001 would have been $1.5 million and $6.9 million, respectively, and diluted earnings per share would have been $.42 and $1.98 for the same periods, respectively. The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the year ended December 31, 2001 and quarter ended March 31, 2001:


                                  For the Quarter   For the Year
                                       Ended		     Ended
                                     March 31,	  December 31,
                                       2001            2001

                                       (Dollars in Thousands)

Reported Net Income                   $1,435          $6,587
Add: Goodwill Amortization,
  Net of Tax                              88             353
Adjusted Net Income                   $1,523          $6,940

Basic Earnings Per Share:

Reported Earnings Per
  Share -- Basic                      $ 0.40          $ 1.89
Add: Goodwill Amortization,
  Net of Tax                             .02            0.10
Adjusted Earnings Per
  Share -- Basic                      $ 0.42          $ 1.99

Diluted Earnings Per Share:

Reported Earnings Per
  Share -- Diluted                    $ 0.40          $ 1.88
Add: Goodwill Amortization,
  Net of Tax                             .02            0.10
Adjusted Earnings Per
  Share -- Diluted                    $ 0.42          $ 1.98



5.  SEGMENT REPORTING

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

                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated

For the three
months ended
March 31, 2002:
Net Interest
  Income       $  5,159  $ 2,395  $    51   $       0  $  7,605
Provision for
  Loan Losses       338      498        0           0       836
Total Noninterest
  Income          1,067      (33)   2,313      (2,290)    1,057
Total Noninterest
  Expense         3,137    1,615      199         (93)    4,858
Income(Loss)
  Before Income
  Taxes           2,751      249    2,165      (2,197)    2,968
Provision
  (Benefit) for
  Income Taxes      766       70        3           0       839
Net Income(Loss) $1,985  $   179   $2,162    $ (2,197)  $ 2,129

Other Significant
Items:
Total Assets   $532,470  $80,874  $66,367   $(145,108) $534,603
Total Investment
  Securities    147,387        0    2,860           0   150,247
Total Loans     345,724   76,410        0     (83,911)  338,223
Investment in
  Wholly-Owned
  Subsidiaries   (1,974)       0   60,531     (58,557)        0
Total Interest
  Income from
  External
  Customers       7,356    3,844       41           0    11,241
Total Interest
  Income from
  Affiliates      1,449        0        9      (1,458)        0


                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated
For the three
months ended
March 31, 2001:
Net Interest
  Income       $  5,300  $ 1,952  $    81   $       0  $  7,333
Provision for
  Loan Losses       114    1,389        0           0     1,503
Total Noninterest
  Income            978      103    1,626      (1,600)    1,107
Total Noninterest
  Expense         3,118    1,670      216        (292)    4,712
Income Before
  Income Taxes    3,046   (1,004)   1,491      (1,308)    2,225
Provision
  (Benefit) for
  Income Taxes      861     (281)      10           0       590
Net Income Before
  Cumulative Effect
  of a Change in
  Accounting
  Principle       2,185     (723)   1,481      (1,308)    1,635
Cumulative Effect
  of a Change in
  Accounting
  Principle        (200)       0        0           0      (200)
Net Income After
  Cumulative Effect
  of a Change in
  Accounting
  Principle    $  1,985  $  (723) $ 1,481   $  (1,308) $  1,435

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

6.  DERIVATIVE FINANCIAL INSTRUMENTS

The Bank's principal objectives in holding derivative financial instruments is asset/liability management.
The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank's interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank's asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps and caps.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forcasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.
When it is determined that a derivative is not highly effective as a hedge or that it has caused to be a highly effective hedge, the Company discontinues hedge accounting.

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

Pursuant to SFAS No. 133, the Company has accounted for certain interest rate swaps as cash flow hedges, and recognized a cumulative effect transition adjustment
(net of tax) to decrease other comprehensive income
("OCI") of approximately $24,000 on January 1, 2001.
The transition adjustment to OCI represents net unrealized losses on derivative instruments. Cumulative gains in future cash flows associated with these interest rate swaps are expected to offset unrealized losses included on OCI. As required under SFAS No. 133, hedge inef-fectiveness of these cash flow hedges will be reclassified into earnings based on the extent to which changes in the value of designated hedge instruments do not effectively offset changes in the value of hedged items. The extent of hedge effectiveness is influenced by a number of factors, including interest rate volatility, hedge performance, and correlation. There were no gains or losses, which were reclassified from OCI to other income or expense as a result of the discontinuance of cash flow hedges related to certain forecasted trans-actions that are probable of not occurring. The maturity of the interest rate swaps varies from one to two years.

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

The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, are set forth in the summary of significant accounting policies in United Security's December 31, 2001, consolidated financial statements.

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital for the three months ended March 31, 2002, to year-end 2001, while comparing income and expense for the three-month period ended March 31, 2002, and 2001.

All yields and ratios presented and discussed herein are not presented on a tax-equivalent basis.

COMPARING THE THREE MONTHS ENDED MARCH 31, 2002, TO THE THREE
MONTHS ENDED MARCH 31, 2001

Interest income for the first quarter decreased $1,101,000 or 9% compared to the first quarter of 2001. The decrease in interest income was due to decreases in interest earned on loans and investments. This decrease is due to an overall decrease in the average yield, which offset an increase in the volume of loans outstanding.

Interest expense for the first quarter decreased $1,373,000 or 27% compared to the first quarter of 2001. The decrease in interest expense was due to an overall decrease in the average rate paid for both deposits and borrowings, which offset increases in the volume of both deposits and borrowings, during the same period.

Net interest income increased $272,000, or 3.7% as a result of an improvement of 9 basis point net yield on earning assets.

The provision for loan losses was $836,000 or .99% annualized of average loans in the first three months of 2002, compared to $1,503,000 or 1.98% annualized of average loans in the first three months of 2001. The loan loss provision decreased compared to the prior year due to the improved credit quality at the finance company subsidiary, which was offset somewhat by the bank's decreased credit quality.

Total non-interest income (excluding security gains and losses) decreased $151,000 or 13.5% compared to the first three months of 2001. This decrease was attributable to a loss incurred on the sale of loans in conjunction with the closing of offices at the finance company subsidiary.

Total non-interest expense increased $146,000, or 3% in the first three months of 2002. This increase was primarily related to an increase in salaries and employee benefits as a result of normal merit increases and higher benefit costs.

Income tax expense increased $249,000 or 42% over the first three months of 2001. The increase during the first quarter of 2002 compared to 2001 resulted from higher levels of taxable income. United Security's effective tax rate for the first three months of 2002 and 2001 were 28.3% and 26.5%, respectively as the Company continues to realize tax benefits primarily from tax-exempt securities and low income housing tax credits.

Net income increased $694,000, or 48%, resulting in an increase of basic net income per share to $0.64. Annualized return on assets was 1.63% compared to 1.11% for the same period during 2001. Average return on stockholders' equity increased to 13.34% from 8.42%. United Security discontinued the amortization of goodwill in accordance with SFAS 142 effective January 1, 2002. As displayed in Note 4, adjusting for this impact, net income for the first three months of 2001 would have increased $88,000, or $0.02 per share.

COMPARING THE MARCH 31, 2002, STATEMENT OF FINANCIAL
CONDITION TO DECEMBER 31, 2001

In comparing financial condition at December 31, 2001, to March 31, 2002, total assets increased $11.5 million to $534.6 million, while liabilities increased $12.4 million to $470.3 million. Shareholders' equity decreased $903,000 as a result of an additional repurchase of 71,677 shares as a part of the stock repurchase plan United Security initiated during May 2001. This decrease was partially offset earnings in excess of dividends during the quarter.

Investment securities increased $11.4 million, or 8.2% during the first quarter 2002 as a result of deployment of increased liquidity from deposits. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income increased $5.0 million, or 1.5% during the first quarter of 2002 as result of continued construction and real estate development in the trade areas served by United Security. Deposits increased $11.0 million, or 3.1% during the first quarter of 2002 as result of continued competitive interest rates and additional innovative products and services being offered to new and existing customers.

CREDIT QUALITY

At March 31, 2002, the allowance for loan losses was $6.3 million, or 1.84% of loans net of unearned income, compared to $6.6 million, or 2.13% of loans net of unearned income at March 31, 2001 and $6.6 million, or 1.94% of loans net of unearned income at December 31, 2001. The coverage ratio of the allowance for loan losses to non-performing assets increased slightly to 105.5% at March 31, 2002, compared to 104.9% at December 31, 2001.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):


                                           Three Months
                                               Ended
                                              March 31,
                                          2002        2001

Balance at Beginning of Period           $6,590      $6,529

   Charge-Offs                            1,308       1,648
   Recoveries                              (224)       (231)
   Net Loans Charged-Off                  1,084       1,417

   Additions Charged to Operations          836       1,503

Balance at End of Period                 $6,342      $6,615


Net charge-offs for the quarter ended March 31, 2002, were $1.1 million or 1.29% of average loans, on an annualized basis, a decrease of $333,000 from the $1.4 million or 1.87% annualized of average loans reported a year earlier. The provision for loan losses for the first quarter of 2002 was $836,000 compared to $1.5 million in the first quarter of 2001, primarily as a result of improved credit quality at the finance company subsidiary.

United Security maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (a) management's estimate of future economic conditions, (b) management's estimate of the financial condition and liquidity of certain loan customers, and (c) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At March 31, 2002, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Non-performing assets were as follows (amounts in thousands):

                             Mar. 31,   Dec. 31,   Mar. 31,
                               2002       2001       2001
Loans Accounted for on a
  Non-Accrual Basis         $ 2,859    $ 2,595    $ 2,454
Accruing Loans Past Due
  90 Days or More             1,337      2,346      1,603
Real Estate Acquired in
  Settlement of Loans         1,855      1,342      1,074

Total                       $ 6,051    $ 6,283    $ 5,131

Non-Performing Assets as a
  Percentage of Net Loans
  and Other Real Estate        1.75%      1.84%      1.65%


Loans accounted for on a non-accrual basis increased $405,000 since March 31, 2001 and $264,000 since December 31, 2001. Accruing loans past due 90 days of more decreased $266,000, compared to March 31, 2001, and $1.0 million since December 31, 2001. This decrease is primarily the result of decreased past dues at the finance company subsidiary as a result of improved management of the loan portfolio. Real estate acquired in settlement of loans increased $781,000 since March 31, 2001 and $513,000 since December 31, 2001 as a result of increased foreclosures.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are customer deposits, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition making them less predictable. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

The Bank currently has up to $130.0 million in borrowing capacity from the Federal Home Loan Bank and $30 million is established
Federal Funds Lines.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2002, and December 31, 2001, United
Security and the Bank were in compliance with all regulatory capital requirements.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth under the caption "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Interest Rate Sensitivity Management" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated herein by reference.

PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

In January 1996, one of the Bank's borrowers filed for bankruptcy in Northern District of New York. In May 1996, the Bankruptcy Court issued a decision on behalf of the Bank compelling the Trustee to start making payments to the Bank.
In January 1998, the Trustee filed an adversary proceeding against the Bank halting such payments and seeking recovery of the payments of approximately $1.42 million made to the Bank for the six-year period preceding the bankruptcy filing and back interest on that balance allowable under New York state law. The Bankruptcy Appellate Panel dismissed one element of the adversary claim mentioned above. The remaining elements of the adversary claim were settled in April of 2002 as part of the court-ordered mediation. The Bank agreed to accept final payment in the amount of $200,000, and the Trustee agreed to drop all claims against the Bank. The deficiency created by this settlement in the amount of $105,316 was charged to the Allowance for Loan Loss; no further loss or liability is anticipated.

The Company is a defendant in other certain claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	There are no exhibits with this filing.


(b)	Reports on Form 8-K.

Report on Form 8-K, dated March 25, 2002, was filed under
item 4 related to the Registrant's Change in Certifying
Accountant.

SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.


DATE:   May 14, 2002

BY:  LARRY M. SELLERS
     LARRY M. SELLERS
     Its Vice-President, Secretary, and Treasurer
     (Duly Authorized Officer and Principal Financial
      Officer)