Form 10-Q
period 2002-06-30
UNITED SECURITY BANCSHARES INC
filed 2002-08-13
CIK 717806

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2002

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

           Class                   Outstanding at 6/30/02
Common Stock, $0.01 par value        3,220,163 shares


     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES



               PART 1.  FINANCIAL INFORMATION


                                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial
Condition at June 30, 2002, and December 31,
2001                                                  3

Condensed Consolidated Statements of Income
for the Three and Six Months Ended June 30,
2002, and 2001                                        4

Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2002, and
2001                                                  6

Notes to Condensed Consolidated Financial
Statements                                            7

The Condensed Consolidated Financial Statements
Furnished Have Not Been Audited by Independent
Public Accountants, but Have Been Reviewed by
Our Independent Auditor, and Reflect, in the
Opinion of Management, all Adjustments Necessary for a Fair Presentation of Financial Condition and the Results of Operations for the Periods
Presented

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                   17

                    PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K             22

Signature Page                                        23


      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands)

                            ASSETS
                                       June 30,   December 31,
                                         2002        2001
                                     (Unaudited)

Cash and Due from Banks                $ 11,781   $ 11,451
Interest-Bearing Deposits in Banks        3,107     12,522
Federal Funds Sold                            0      1,000
Securities Available for Sale           145,225    138,842
Loans, net of allowances for loan
  losses of $6,036 and $6,590,
   respectively                         336,362    332,994
Premises and Equipment, net              10,566     10,011
Other Assets                             16,612     16,292
     Total Assets                      $523,653   $523,112


              LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                 $353,254 $354,815
Borrowings                                100,267   96,346
Other Liabilities                           5,804    6,744
     Total Liabilities                   $459,325 $457,905

Shareholders' Equity:
Common stock, par value $0.01 per
  share; 10,000,000 shares authorized;
   3,656,730 and 3,647,330 shares
    issued, respectively                       37       36
Surplus                                     9,159    8,995
Accumulated other comprehensive income      1,949      939
Retained Earnings                          63,764   61,436
Less Treasury Stock: 436,567 and 280,924
  shares, at cost, respectively           (10,581)  (6,199)
     Total Shareholders' Equity            64,328   65,207
     Total Liabilities and
       Shareholders' Equity              $523,653 $523,112

The accompanying notes are an integral part of these consolidated statements.


      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands, Except per Share Data)
                     Three Months Ended     Six Months Ended
                          June 30,              June 30,
                      2002        2001      2002        2001
                         (Unaudited)           (Unaudited)
INTEREST INCOME:
Interest and
 Fees on Loans      $ 9,317    $ 9,216   $ 18,462   $ 18,456
Interest on
 Securities           1,914      2,818      4,010      5,920
  Total Interest
   Income            11,231     12,034     22,472     24,376
INTEREST EXPENSE:
Interest on
 Deposits             2,402      3,578      4,984      7,225
Interest on
 Borrowings           1,034      1,273      2,087      2,635
  Total Interest
   Expense            3,436      4,851      7,071      9,860
NET INTEREST INCOME   7,795      7,183     15,401     14,516

PROVISION FOR LOAN
 LOSSES               1,172      1,154      2,008      2,658
Net Interest Income
 After Provision For
   Loan Losses        6,623      6,029     13,393     11,858
NONINTEREST INCOME:
Service and Other
 Charges on Deposit
   Accounts             684        669      1,326      1,346
Other Income            539        484        863        924
Securities gains
 (losses), net           39         (1)       130        (11)
  Total Noninterest
    Income            1,262      1,152      2,319      2,259
NONINTEREST EXPENSES:
Salaries and Employee
 Benefits             2,819      2,918      5,835      5,731
Occupancy Expense       332        340        666        672
Furniture and
 Equipment Expense      336        373        676        710
Other Expenses        1,407      1,391      2,575      2,620
  Total Noninterest
    Expense           4,894      5,022      9,752      9,733
INCOME BEFORE
 INCOME TAXES         2,991      2,159      5,960      4,384
PROVISION FOR INCOME
 TAXES                  834        599      1,674      1,189
NET INCOME BEFORE
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING PRINCIPLE 2,157      1,560      4,286      3,195
CUMULATIVE EFFECT OF
 A CHANGE IN
 ACCOUNTING PRINCIPLE,
 net of tax               0          0          0       (200)
NET INCOME AFTER
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE           $ 2,157   $ 1,560    $ 4,286    $ 2,995


BASIC NET INCOME
 PER SHARE BEFORE
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE             $0.66     $0.44      $1.30      $0.89
DILUTED NET INCOME
 PER SHARE BEFORE
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE             $0.66     $0.44      $1.30      $0.89
BASIC NET INCOME
 PER SHARE AFTER
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE             $0.66     $0.44      $1.30      $0.84
DILUTED NET INCOME
 PER SHARE AFTER
 CUMULATIVE EFFECT
 OF A CHANGE IN
 ACCOUNTING
 PRINCIPLE             $0.66     $0.44      $1.30      $0.84
DIVIDENDS PER SHARE    $0.30     $0.25      $0.60      $0.50


The accompanying notes are an integral part of these Consolidated Statements.



    UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)

                                                 June 30,
                                              2002    2001
                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $ 4,286  $ 2,995
Adjustments:
  Depreciation                                  526      492
  Amortization of Premiums and Discounts, net    85      123
  Amortization of Intangibles                     0      303
  Provision for Losses on Loans               2,008    2,658
 (Gain) loss on sale of securities, net        (130)      11
  Changes in Assets and Liabilities:
   (Increase) decrease in Other Assets         (320)     718
   (Decrease) increase in Other Liabilities  (1,238)  12,170
      Total Adjustments                         931   16,475
      Net Cash Provided by Operating
        Activities                            5,217   19,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Call and Paydowns
  Of Securities Available for Sale           35,355    2,293
Proceeds from Sales of Securities                 0    9,116
Purchase of Property and Equipment, Net      (1,081)    (696)
Purchase of Securities Available for Sale   (40,384) (28,428)
Redemption (purchase) of Federal Funds Sold   1,000   (5,350)
Net Increase in Loans                        (5,376) (16,515)
    Net Cash Used by Investing Activities   (10,486) (39,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in Customer Deposits,
  Net                                        (1,561)   9,834
Exercise of Stock Options                       164       45
Dividends Paid                               (1,957)  (1,786)
Purchase of Treasury Stock                   (4,383)     (78)
Increase in Borrowings, net                   3,921      671
  Net Cash Provided by Financing Activities  (3,816)   8,686
NET DECREASE IN CASH AND CASH EQUIVALENTS    (9,085) (11,424)

CASH AND CASH EQUIVALENTS, beginning
  of period                                  23,973   32,458

CASH AND CASH EQUIVALENTS, end of period     14,888   21,034


The accompanying notes are an integral part of these Consolidated statements.


UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The accompanying unaudited condensed consolidated financial statements as of June 30, 2002, and 2001, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the "Company"). All significant inter-company transactions and accounts have been eliminated.

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

2.  NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six-month periods ended June 30, 2002, and 2001. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and six-month periods ended June 30, 2002, and 2001, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share
calculations for the three and six-month periods ended
June 30, 2002, and 2001:
                                                        Net
                                                      Income
                                  Net                   Per
For the Three Months Ended       Income     Shares     Share

June 30, 2002(dollars in
thousands):
Net Income                       $2,157
Basic Net Income Per Share       $2,157    3,268,075   $0.66
Dilutive Securities                   0            0
Dilutive Earnings Per Share       2,157    3,268,075   $0.66

June 30, 2001:
Net Income                       $1,560
Basic Net Income Per Share       $1,560    3,572,281   $0.44
Dilutive Securities                   0        8,844
Dilutive Earnings Per Share       1,560    3,581,125   $0.44

                                                        Net
                                                      Income
                                   Net                  Per
For the Six Months Ended         Income     Shares     Share

June 30, 2002(dollars in
thousands):
Net Income                       $4,286
Basic Net Income Per Share       $4,286    3,290,966   $1.30
Dilutive Securities                   0            0
Dilutive Earnings Per Share       4,286    3,290,966   $1.30

June 30, 2001:
Before Cumulative Effect of a
  Change in Accounting Principle:
    Basic Earnings Per Share      $3,195   3,571,945   $0.89
    Dilutive Securities                -       8,884
    Dilutive Earnings Per Share   $3,195   3,580,829   $0.89

After Cumulative Effect of a
  Change in Accounting Principle:
    Basic Earnings Per Share
      Before Cumulative Effect
      of a Change in Accounting
      Principle                   $3,195   3,571,945   $0.89
    Cumulative Effect of a Change
      In Accounting Principle       (200)  3,571,945    (.05)
    Basic Earnings Per Share
      After Cumulative Effect of
      A Change in Accounting
      Principle                   $2,995   3,571,945   $0.84
    Dilutive Securities                -       8,884
    Dilutive Earnings Per Share   $2,995   3,580,829   $0.84

3.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income and its changes for the three and six-month periods ended June 30, 2002, and 2001:


                         Three Months        Six Months
                            Ended               Ended
                           June 30,           June 30,
                       2002       2001    2002       2001

Net Income             $2,157     $1,560  $4,286     $2,995
Other Comprehensive
 Income, Net of Tax:
  Cumulative Effect
   of a Change in
   Accounting
   Principle (Net of
   Tax of $0, $0,
   $0 and $14
   respectively)            0          0       0        (24)
 Change in Unrealized
   Gain (loss) on
   Derivative
   Instruments (Net of
   Tax of $37, $117,
   $112, and $290
   respectively)           63       (200)    192       (497)
 Change in Unrealized
   Gain on securities
   Available For Sale
   (Net of Tax of $622,
   $324, $477, and
   $783 respectively).  1,066        556     818      1,343
Comprehensive Income   $3,286     $1,916  $5,296     $3,817


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

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the date of adoption, The Company had unamortized goodwill in the amount of $4.1 million which was subject to the transition provisions of SFAS No. 142. As part of its adoption of SFAS No. 142, the Company has performed a transitional impairment test on its goodwill assets, which indicated that no impairment charge was required. The Company does not currently have any other indefinite-lived intangible assets recorded in its statement of financial condition. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new guidance. The full impact of adopting SFAS No. 142 is expected to result in an increase in net income of approximately $353,000 or approximately $.11 per share in 2002 as a result of the Company no longer having to amortize goodwill against earnings. Assuming retroactive adoption of SFAS No. 142, net income for the quarter ended June 30, 2001, six months ended June 30, 2001 and the year ended December 31, 2001 would have been $1.6 million, $2.2 million and $6.9 million, respectively, and diluted earnings per share would have been $.46, $.89 and $1.98 for the same periods, respectively. The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the quarter ended June 30, 2001, six months ended June 30, 2001 and year ended December 31, 2001:


                                     For the   For the    For the
                                     Quarter   Six Mos.    Year
                                      Ended	   Ended     Ended
                                     June 30,	  June 30,  Dec. 31,
                                       2001     2001       2001

                                       (Dollars in Thousands)

Reported Net Income                   $1,560    $2,995 	   $6,587
Add: Goodwill Amortization,
  Net of Tax                              88       176       353
Adjusted Net Income                   $1,648    $3,171    $6,940

Basic Earnings Per Share:

Reported Earnings Per
  Share -- Basic                      $ 0.44    $ 0.84    $ 1.89
Add: Goodwill Amortization,
  Net of Tax                             .02       .05      0.10
Adjusted Earnings Per
  Share -- Basic                      $ 0.46      0.89    $ 1.99

Diluted Earnings Per Share:

Reported Earnings Per
  Share -- Diluted                    $ 0.44    $ 0.84    $ 1.88
Add: Goodwill Amortization,
  Net of Tax                             .02       .05      0.10
Adjusted Earnings Per
  Share -- Diluted                    $ 0.46    $ 0.89    $ 1.98



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

                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated
For the three
months ended
June 30, 2002:
Net Interest
  Income       $  5,232  $ 2,512  $    51   $       0  $  7,795
Provision for
  Loan Losses       515      657        0           0     1,172
Total Noninterest
  Income            993      218    2,452      (2,401)    1,262
Total Noninterest
  Expense         3,054    1,706      227         (93)    4,894
Income(Loss)
  Before Income
  Taxes           2,656      367    2,276      (2,308)    2,991
Provision
  (Benefit) for
  Income Taxes      726      103        5           0       834
Net Income(Loss) $1,930  $   264   $2,271    $ (2,308)  $ 2,157

For the six
months ended
June 30, 2002:
Net Interest
  Income       $ 10,392  $ 4,907  $   102   $       0  $ 15,401
Provision for
  Loan Losses       854    1,154        0           0     2,008
Total Noninterest
  Income          2,060      185    4,765      (4,691)    2,319
Total Noninterest
  Expense         6,191    3,321      426        (186)    9,752
Income(Loss)
  Before Income
  Taxes           5,407      617    4,441      (4,505)    5,960
Provision
  (Benefit) for
  Income Taxes    1,492      173        9           0     1,674
Net Income(Loss) $3,915  $   444   $4,432    $ (4,505)  $ 4,286

Other Significant
Items:
Total Assets   $521,481  $79,703  $66,503   $(144,034) $523,653
Total Investment
  Securities    142,491        0    2,734           0   145,225
Total Loans     343,480   75,366        0     (82,484)  336,362
Investment in
  Wholly-Owned
  Subsidiaries   (1,874)       0   60,642     (58,768)        0
Total Interest
  Income from
  External
  Customers      14,574    7,821       77           0    22,472
Total Interest
  Income from
  Affiliates      2,914        0       25      (2,939)        0

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


6.  DERIVATIVE FINANCIAL INSTRUMENTS

The Bank's principal objective in holding derivative financial instruments is asset/liability management.
The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank's interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank's asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps and caps.

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

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital as of June 30, 2002, to year-end 2001, while comparing income and expense for the three and six-month periods ended June 30, 2002, and 2001.

All yields and ratios presented and discussed herein are not presented on a tax-equivalent basis.

Interest income decreased $803,000, or 6.7% to $11.2 million for the second quarter of 2002 from $12.0 million for the second quarter of 2001. Interest income decreased $1.9 million, or 7.8% to $22.5 million for the first six months of 2002 compared to $24.4 million for the first six months of 2001. The decrease in interest income was due to decreases in interest earned on loans and investments. This decrease is due to an overall decrease in the average yield, which offset an increase in the volume of loans outstanding.

Interest expense decreased $1.4 million, or 29% to $3.4 million for the second quarter of 2002 from $4.8 million for the second quarter of 2001. Interest expense decreased $2.8 million, or 28.3% to $7.1 million for the first six months of 2002 compared to $9.9 million for the first six months of 2001. The decrease in interest expense was due to an overall decrease in the average rate paid for both deposits and borrowings, which offset increases in the volume of both deposits and borrowings, during the same period.

Net interest income increased $612,000, or 8.5% for the second quarter of 2002 and $885,000, or 6.1% for the first six months of 2002 as a result of increased net interest margins and net yield on earning assets.

The provision for loan losses was $1.17 million or 1.37% annualized of average loans in the second quarter of 2002, compared to $1.15 million or 1.49% annualized of average loans in the second quarter of 2001. The loan loss provision increased slightly compared to the prior year due to the increased charge-offs at the bank requiring additional additions to the allowance partially offset by improved credit quality at the finance company subsidiary. For the first six months of 2002, the provision for loan losses was $2.01 million or 1.50% annualized of average loans, compared to $2.66 million or 1.73% annualized of average for the first six months of 2001. The loan loss provision decreased compared to the prior year due primarily to the improved credit quality at the finance company subsidiary.

Total non-interest income increased $110,000, or 9.5% to $1.3 million for the second quarter of 2002 from $1.2 million for the second quarter of 2001. Total non-interest income increased slightly to $2.3 million for the first six months of 2002, primarily as a result of gains from securities sales and calls.

Total non-interest expense decreased $128,000, or 2.5% for the second quarter of 2002 to $4.9 million from $5.0 million. The slight decrease is a result of slightly lower salaries and benefits costs, occupancy expense, and furniture and equipment expense. Total non-interest expense increased only slightly for the first six months of 2002.

Income tax expense increased $235,000 or 39% during the second quarter of 2002 as compared to the same period a year ago. Income tax expense increased $485,000 or 41% over the first six months of 2001. The increase during the first six months of 2002 compared to 2001 resulted from higher levels of taxable income. United Security's effective tax rate for the first six months of 2002 and 2001 were 28.1% and 27.1%, respectively as the Company continues to realize tax benefits primarily from tax-exempt securities and low income housing tax credits.

For the second quarter, net income increased $597,000, or 38%, resulting in an increase of basic net income per share to $0.66. For the first six months, net income increased $1.3 million, or 43%, resulting in an increase of basic net income per share to $1.30. Annualized return on assets was 1.63% compared to 1.16% for the same period during 2001. Average return on stockholders' equity increased to 13.36% from 8.74%. United Security discontinued the amortization of goodwill in accordance with SFAS 142 effective January 1, 2002. As displayed in Note 4, adjusting for this impact, net income for the first six months of 2001 would have increased $176,000, or $0.05 per share.

COMPARING THE JUNE 30, 2002, STATEMENT OF FINANCIAL CONDITION
TO DECEMBER 31, 2001

In comparing financial condition at December 31, 2001, to June 30, 2002, total assets increased $541,000 to $523.7 million, while liabilities increased $1.4 million to $459.3 million. Shareholders' equity decreased $879,000 as a result of an additional repurchase of approximately 155,600 shares during the first six months of 2002 as a part of the stock repurchase plan United Security initiated during May 2001. This decrease was partially offset by earnings in excess of dividends during the periods.

Investment securities increased $6.4 million, or 4.6% during the first six months of 2002 as a result of deployment of operating cash flows. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income increased $3.4 million, or 1.0% during the first six months of 2002 as result of continued construction and real estate development in the trade areas served by United Security. Deposits decreased less than 1% during the first six months of 2002 as result of less aggressive pricing of deposits, based on the current liquidity position of the Company.

CREDIT QUALITY

At June 30, 2002, the allowance for loan losses was $6.0 million, or 1.76% of loans net of unearned income, compared to $6.6 million, or 2.10% of loans net of unearned income at June 30, 2001 and $6.6 million, or 1.94% of loans net of unearned income at December 31, 2001. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 82.84% at June 30, 2002, compared to 104.9% at December 31, 2001, primarily as a result of an addition of a large commercial loan to non-accrual status during the second quarter of 2002.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                            Six Months
                                               Ended
                                              June 30,
                                          2002        2001

Balance at Beginning of Period           $6,590      $6,529

   Charge-Offs                            3,030       3,168
   Recoveries                              (468)       (510)
   Net Loans Charged-Off                  2,562       2,658

   Additions Charged to Operations        2,008       2,658

Balance at End of Period                 $6,036      $6,529


Net charge-offs for the six months ended June 30, 2002, were $2.6 million or 1.50% of average loans, on an annualized basis, a decrease of $96,000 from the $2.7 million or 1.73% annualized of average loans reported a year earlier. The provision for loan losses for the first six months of 2002 was $2.0 million compared to $2.7 million in the first six months of 2001, primarily as a result of improved credit quality at the finance company subsidiary, offset somewhat by the bank's decreasing credit quality.

United Security maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (a) management's estimate of future economic conditions, (b) management's estimate of the financial condition and liquidity of certain loan customers, and (c) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At June 30, 2002, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Non-performing assets were as follows (amounts in thousands):

                             June 30,   Dec. 31,   June 30,
                               2002       2001       2001
Loans Accounted for on a
  Non-Accrual Basis         $ 4,072    $ 2,595    $ 2,092
Accruing Loans Past Due
  90 Days or More             1,614      2,346      1,545
Real Estate Acquired in
  Settlement of Loans         1,600      1,342      1,046

Total                       $ 7,286    $ 6,283    $ 4,683

Non-Performing Assets as a
  Percentage of Net Loans
  and Other Real Estate        2.12%      1.84%      1.47%


Loans accounted for on a non-accrual basis increased $2.0 million since June 30, 2001 and $1.5 million since December 31, 2001. This increase is primarily related to one large commercial loan which the bank has moved to non-accrual status. The bank has evaluated the loan in accordance with SFAS 114 and has determined that no additional specific reserve needs to be provided for at this time. Accruing loans past due 90 days or more increased $69,000, compared to June 30, 2001, and decreased $732,000 since December 31, 2001. This decrease is primarily the result of decreased past dues at the finance company subsidiary as a result of improved management of the loan portfolio. Real estate acquired in settlement of loans increased $554,000 since June 30, 2001 and $258,000 since December 31, 2001 as a result of increased foreclosures.

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

The Bank currently has up to $130.0 million in borrowing capacity from the Federal Home Loan Bank and $30 million in established
Federal Funds Lines.

The Bank is required to maintain certain levels of regulatory capital. At June 30, 2002, and December 31, 2001, United
Security and the Bank were in compliance with all regulatory capital requirements.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2002 the Annual Meeting of Shareholders of the Company was held at which shares of common stock represented at the Annual Meeting were voted in favor of the directors listed below as follows:


   Director				For			Against
1.  Dan R. Barlow			2,319,748		29,571
2.  Linda H. Breedlove		2,317,243		32,076
3.  Gerald P. Corgill		2,349,319		     0
4.  Wayne C. Curtis			2,323,075		26,244
5.  John C. Gordon			2,349,319		     0
6.  William G. Harrison		2,349,319		     0
7.  Hardie B. Kimbrough		2,349,319		     0
8.  Jack W. Meigs			2,349,319		     0
9.  R. Terry Phillips		2,345,156		 4,163
10. Ray Sheffield			2,323,075		26,244
11. James C. Stanley			2,349,319		     0
12. Howard M. Whitted		2,349,319		     0
13. Bruce N. Wilson			2,323,075		26,244


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)	Exhibit 99.1:  Certification Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2:  Certification Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, filed herewith.


(b)	No reports on Form 8-K were filed by the Company during
the period April 1, 2002 to June 30, 2002.

SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.


DATE:   August 13, 2002

BY:  LARRY M. SELLERS
     LARRY M. SELLERS
     Its Vice-President, Secretary, and Treasurer
     (Duly Authorized Officer and Principal Financial
      Officer)