Form 10-Q
period 2002-09-30
UNITED SECURITY BANCSHARES INC
filed 2002-11-15
CIK 717806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Commission File Number: 0-14549

United Security Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-0843362 (IRS Employer Identification No.)

131 West Front Street Post Office Box 249 Thomasville, AL (Address of principal executive offices)	36784 (Zip Code)

Registrant’s telephone number, including area code:
(334) 636-5424

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value	Outstanding at 9/30/02 3,214,394 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURE PAGE	25

CEO SECTION 302 CERTIFICATION	26

CFO SECTION 302 CERTIFICATION	28

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands)

	September 30, 2002	December 31, 2001

	(Unaudited)

ASSETS
Cash and Due from Banks	$11,617	$11,451
Interest-Bearing Deposits in Banks	147	12,522
Federal Funds Sold	0	1,000
Securities Available for Sale	157,655	138,842
Loans, net of allowances for loan losses of $6,281 and $6,590, respectively	339,954	332,994
Premises and Equipment, net	10,757	10,011
Other Assets	22,781	16,292

Total Assets	$542,911	$523,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$352,581	$354,815
Borrowings	117,690	96,346
Other Liabilities	6,677	6,744

Total Liabilities	$476,948	$457,905

Shareholders’ Equity:
Common stock, par value $0.01 per share; 10,000,000 shares authorized; 3,656,730 and 3,647,330 shares issued, respectively	37	36
Surplus	9,159	8,995
Accumulated other comprehensive income	2,072	939
Retained Earnings	65,435	61,436
Less Treasury Stock: 442,336 and 280,924 shares, at cost, respectively	(10,740)	(6,199)

Total Shareholders’ Equity	65,963	65,207

Total Liabilities and Shareholders’ Equity	$542,911	$523,112

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$9,370	$9,354	$27,832	$27,810
Interest on Securities	2,482	2,413	6,492	8,333

Total Interest Income	11,852	11,767	34,324	36,143

INTEREST EXPENSE:
Interest on Deposits	2,231	3,293	7,214	10,518
Interest on Borrowings	1,563	1,213	3,652	3,847

Total Interest Expense	3,794	4,506	10,866	14,365

NET INTEREST INCOME	8,058	7,261	23,458	21,778

PROVISION FOR LOAN LOSSES	960	1,141	2,967	3,799
Net Interest Income After Provision For Loan Losses	7,098	6,120	20,491	17,979
NONINTEREST INCOME:
Service and Other Charges on Deposit Accounts	766	672	2,092	2,018
Other Income	425	473	1,288	1,397
Securities gains (losses), net	60	175	190	164

Total Noninterest Income	1,251	1,320	3,570	3,579
NONINTEREST EXPENSES:
Salaries and Employee Benefits	2,765	2,788	8,601	8,519
Occupancy Expense	357	337	1,023	1,009
Furniture and Equipment Expense	362	368	1,037	1,078
Other Expenses	1,245	1,290	3,820	3,911

Total Noninterest Expense	4,729	4,783	14,481	14,517

INCOME BEFORE INCOME TAXES	3,620	2,657	9,580	7,041

PROVISION FOR INCOME TAXES	984	751	2,658	1,940

NET INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	2,636	1,906	6,922	5,101

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	0	0	0	(200)

NET INCOME AFTER CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$2,636	$1,906	$6,922	$4,901

BASIC NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$0.82	$0.55	$2.12	$1.44
DILUTED NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$0.82	$0.55	$2.12	$1.44
BASIC NET INCOME PER SHARE AFTER CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$0.82	$0.55	$2.12	$1.39
DILUTED NET INCOME PER SHARE AFTER CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$0.82	$0.55	$2.12	$1.38
DIVIDENDS PER SHARE	$0.30	$0.25	$0.90	$0.75

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	September 30,

	2002	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,922	$4,901
Adjustments:
Depreciation	788	852
Amortization of Premiums and Discounts, net	188	318
Amortization of Intangibles	0	350
Provision for Losses on Loans	2,967	3,799
Gain on sale of securities, net	(190)	(164)
Changes in Assets and Liabilities:
(Increase) decrease in Other Assets	(70)	1,350
(Decrease) increase in Other Liabilities	(734)	747
Total Adjustments	2,949	7,252

Net Cash Provided by Operating Activities	9,871	12,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Call and Paydowns Of Securities Available for Sale	49,967	31,601
Proceeds from Sales of Securities	124	19,376
Purchase of Bank Owned Life Insurance	(6,419)	0
Purchase of Property and Equipment, Net	(1,533)	(1,118)
Purchase of Securities Available for Sale	(67,102)	(46,742)
Redemption (purchase) of Federal Funds Sold	1,000	(7,750)
Net Increase in Loans	(9,928)	(27,762)

Net Cash Used by Investing Activities	(33,891)	(32,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in Customer Deposits, Net	(2,234)	8,536
Exercise of Stock Options	164	106
Dividends Paid	(2,922)	(2,646)
Purchase of Treasury Stock	(4,540)	(5,455)
Increase in Borrowings, net	21,343	547

Net Cash Provided by Financing Activities	11,811	1,088

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,209)	(19,154)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,973	32,458

CASH AND CASH EQUIVALENTS, END OF PERIOD	11,764	13,304

The accompanying notes are an integral part of these Consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

The accompanying unaudited condensed consolidated financial statements as of September 30, 2002, and 2001, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the “Company”). All significant inter-company transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2002. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2001, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. (“USB”) are set forth in the summary of significant accounting policies in USB’s December 31, 2001, consolidated financial statements.

2.      NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine-month periods ended September 30, 2002, and 2001. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and nine-month periods ended September 30, 2002, and 2001, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company’s Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three and nine-month periods ended September 30, 2002, and 2001:

	Net Income	Shares	Net Income Per Share

For the Three Months Ended September 30, 2002 (dollars in thousands):
Net Income	$2,636
Basic Net Income Per Share	$2,636	3,216,104	$0.82
Dilutive Securities	0	0
Dilutive Earnings Per Share	2,636	3,216,104	$0.82

September 30, 2001:
Net Income	$1,906
Basic Net Income Per Share	$1,906	3,462,880	$0.55
Dilutive Securities	0	9,521
Dilutive Earnings Per Share	1,906	3,472,401	$0.55

	Net Income	Shares	Net Income Per Share

For the Nine Months Ended September 30, 2002 (dollars in thousands):
Net Income	$6,922
Basic Net Income Per Share	$6,922	3,265,738	$2.12
Dilutive Securities	0	0
Dilutive Earnings Per Share	6,922	3,265,738	$2.12

September 30, 2001:
Before Cumulative Effect of a Change in Accounting Principle:
Basic Earnings Per Share	$5,101	3,535,590	$1.44
Dilutive Securities	0	9,333
Dilutive Earnings Per Share	$5,101	3,544,923	$1.44

After Cumulative Effect of a Change in Accounting Principle:
Basic Earnings Per Share Before Cumulative Effect of a Change in Accounting Principle	$5,101	3,535,590	$1.44
Cumulative Effect of a Change In Accounting Principle	(200)	3,535,590	(.05)
Basic Earnings Per Share After Cumulative Effect of A Change in Accounting Principle	$4,901	3,535,590	$1.39
Dilutive Securities	0	9,333
Dilutive Earnings Per Share	$4,901	3,544,923	$1.38

3.      COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders’ equity, net of income tax effect. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income and its changes for the three and nine-month periods ended September 30, 2002, and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net Income	$2,636	$1,906	$6,922	$4,901
Other Comprehensive Income, Net of Tax:
Cumulative Effect of a Change in Accounting Principle (Net of Tax of $0, $0, $0 and $14 respectively)	0	0	0	(24)
Change in Unrealized Gain (loss) on Derivative Instruments (Net of Tax of $100, $72, $4, and $240 respectively)	(185)	(134)	8	(445)
Change in Unrealized Gain on securities Available For Sale (Net of Tax of $165, $256, $606, and $777 respectively).	307	476	1,125	1,443

Comprehensive Income	$2,758	$2,248	$8,055	$5,875

4.      RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. As part of the adoption of the standard, the Company recorded a net-of-tax cumulative effect adjustment in accumulated other comprehensive income of $24,000 to recognize at fair value all derivatives that are designated as cash-flow hedging instruments, and recorded a cumulative effect adjustment to earnings of $200,000 to recognize at fair value all derivatives, which did not achieve hedge accounting under this standard.

In July 2001, the FASB issued Statement No. 141, “Business Combinations” (SFAS No. 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of SFAS No. 142.

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the date of adoption, The Company had unamortized goodwill in the amount of $4.1 million which was subject to the transition provisions of SFAS No. 142. As part of its adoption of SFAS No. 142, the Company has performed a transitional impairment test on its goodwill assets, which indicated that no impairment charge was required. The Company does not currently have any other indefinite-lived intangible assets recorded in its statement of financial condition. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new guidance. The full impact of adopting SFAS No. 142 is expected to result in an increase in net income of approximately $353,000 or approximately $.11 per share in 2002 as a result of the Company no longer having to amortize goodwill against earnings. Assuming retroactive adoption of SFAS No. 142, net income for the quarter ended September 30, 2001, nine months ended September 30, 2001 and the year ended December 31, 2001 would have been $2.0 million, $5.2 million and $6.9 million, respectively, and diluted earnings per share would have been $.58, $1.46 and $1.98 for the same periods, respectively. The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the quarter ended September 30, 2001, nine months ended September 30, 2001 and year ended December 31, 2001:

	For the Quarter Ended Sept. 30, 2001	For the Nine Mos. Ended Sept. 30, 2001	For the Year Ended Dec. 31, 2001

	(Dollars in Thousands)
Reported Net Income	$1,906	$4,901	$6,587
Add: Goodwill Amortization, Net of Tax	88	265	353
Adjusted Net Income	$1,994	$5,166	$6,940

Basic Earnings Per Share:

Reported Earnings Per Share — Basic	$0.55	$1.39	$1.89
Add: Goodwill Amortization, Net of Tax	.03	.08	0.10
Adjusted Earnings Per Share — Basic	$0.58	1.47	$1.99

Diluted Earnings Per Share:

Reported Earnings Per Share — Diluted	$0.55	$1.38	$1.88
Add: Goodwill Amortization, Net of Tax	.03	.08	0.10
Adjusted Earnings Per Share — Diluted	$0.58	$1.46	$1.98

5.      SEGMENT REPORTING

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company, First United Security Bank (“FUSB”), and Acceptance Loan Company, Inc. (“ALC”). The reportable segments were determined using the internal management reporting system. They are composed of the Company’s significant subsidiaries. The accounting policies for each segment are the same as those used by the Company as described in Note 2 of the Company’s annual consolidated financial statements, Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	FUSB	ALC	All Other	Eliminations	Consolidated

For the three months ended Sept. 30, 2002:
Net Interest Income	$5,474	$2,534	$50	$0	$8,058
Provision for Loan Losses	275	685	0	0	960
Total Noninterest Income	1,008	108	2,895	(2,760)	1,251
Total Noninterest Expense	3,043	1,553	242	(109)	4,729
Income (Loss) Before Income Taxes	3,164	404	2,703	(2,651)	3,620
Provision (Benefit) for Income Taxes	866	113	5	0	984
Net Income (Loss)	$2,298	$291	$2,698	$(2,651)	$2,636

	FUSB	ALC	All Other	Eliminations	Consolidated

For the nine months ended Sept. 30, 2002:
Net Interest Income	$15,865	$7,441	$152	$0	$23,458
Provision for Loan Losses	1,129	1,838	0	0	2,967
Total Noninterest Income	3,068	293	7,660	(7,451)	3,570
Total Noninterest Expense	9,234	4,874	668	(295)	14,481
Income (Loss) Before Income Taxes	8,570	1,022	7,144	(7,156)	9,580
Provision (Benefit) for Income Taxes	2,358	286	14	0	2,658
Net Income (Loss)	$6,212	$736	$7,130	$(7,156)	$6,922

Other Significant Items:
Total Assets	$539,904	$82,371	$68,186	$(147,550)	$542,911
Total Investment Securities	155,308	0	2,347	0	157,655
Total Loans	342,491	78,263	0	(80,800)	339,954
Investment in Wholly-Owned Subsidiaries	1,282	0	62,464	(63,746)	0
Total Interest Income from External Customers	22,437	11,775	112	0	34,324
Total Interest Income from Affiliates	4,335	0	40	(4,375)	0

	FUSB	ALC	All Other	Eliminations	Consolidated

For the three months ended Sept. 30, 2002:
Net Interest Income	$4,798	$2,400	$63	$0	$7,261
Provision for Loan Losses	225	916	0	0	1,141
Total Noninterest Income	1,178	41	2,020	(1,919)	1,320
Total Noninterest Expense	2,792	1,709	365	(83)	4,783
Income (loss) Before Income Taxes (tax benefit)	2,959	(184)	1,718	(1,836)	2,657
Provision for Income Taxes (tax benefit)	792	(52)	11	0	751
Net Income (loss)	$2,167	$(132)	$1,707	$(1,836)	$1,906

	FUSB	ALC	All Other	Eliminations	Consolidated

For the Nine Months Ended Sept. 30, 2001:
Net Interest Income	$15,050	$6,536	$192	$0	$21,778
Provision for Loan Losses	601	3,198	0	0	3,799
Total Noninterest Income	3,171	265	5,510	(5,367)	3,579
Total Noninterest Expense	8,995	5,099	734	(311)	14,517
Income (loss) Before Income Taxes (tax benefit)	8,625	(1,496)	4,968	(5,056)	7,041
Provision for Income Taxes (tax benefit)	2,330	(419)	29	0	1,940
Net Income (loss) Before Cumulative Effect of a Change in Accounting Principle	$6,295	(1,077)	4,939	(5,056)	5,101
Cumulative Effect of a Change in Accounting Principle	(200)	0	0	0	(200)
Net Income (loss) After Cumulative Effect of a Change in Accounting Principle	$6,095	$(1,077)	$4,939	$(5,056)	$4,901

Other Significant Items:
Total Assets	$515,837	$76,806	$67,577	$(142,664)	$517,556
Total Investment Securities	145,753	0	3,344	0	149,097
Total Loans	328,134	72,552	0	(79,782)	320,904
Investment in Wholly Owned Subsidiaries	(716)	0	61,085	(60,369)	0
Total Interest Income from External Customers, Nine months Ended Sept. 30, 2001	24,741	11,210	192	0	36,143
Total Interest Income from Affiliates, Nine Months Ended Sept. 30, 2001	4,674	0	0	(4,674)	0

6.      DERIVATIVE FINANCIAL INSTRUMENTS

The Bank’s principal objective in holding derivative financial instruments is asset/liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank’s interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank’s asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps and caps.

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) “hold for trading” (“trading” instruments). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedge risk (including losses or gains on firm commitments), are recorded in current- period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualified as, a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivative trading instruments are reported in current-period earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forcasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has caused to be a highly effective hedge, the Company discontinues hedge accounting.

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon principal amount with at least one stream based on a specified floating-rate index. Interest rate swaps are used by the Bank to effectively convert floating-rate debt with a three-month LIBOR rate index to a fixed rate five-year constant maturity treasury index.

Pursuant to SFAS No. 133, the Company has accounted for certain interest rate swaps as cash flow hedges, and recognized a cumulative effect transition adjustment (net of tax) to decrease other comprehensive income (“OCI”) of approximately $24,000 on January 1, 2001. The transition adjustment to OCI represents net unrealized losses on derivative instruments. Cumulative gains in future cash flows associated with these interest rate swaps are expected to offset unrealized losses included on OCI. As required under SFAS No. 133, hedge ineffectiveness of these cash flow hedges will be reclassified into earnings based on the extent to which changes in the value of designated hedge instruments do not effectively offset changes in the value of hedged items. The extent of hedge effectiveness is influenced by a number of factors, including interest rate volatility, hedge performance, and correlation. There were no gains or losses, which were reclassified from OCI to other income or expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. The maturity of the interest rate swaps varies from one to two years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. (“United Security”). United Security is the parent holding company of First United Security Bank (the “Bank”), and it has no operations of any consequence other than the ownership of its subsidiaries.

The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, are set forth in the summary of significant accounting policies in United Security’s December 31, 2001, consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

The emphasis of this discussion is a comparison of Assets, Liabilities, and Capital as of September 30, 2002, to year-end 2001, while comparing income and expense for the three and nine-month periods ended September 30, 2002, and 2001.

All yields and ratios presented and discussed herein are not presented on a tax-equivalent basis.

Interest income increased slightly to $11.9 million for the third quarter of 2002 from $11.8 million for the third quarter of 2001. Interest income decreased $1.8 million, or 5.0% to $34.3 million for the first nine months of 2002 compared to $36.1 million for the first nine months of 2001. The decrease in interest income was due to decreases in interest earned on loans and investments. This decrease is due to an overall decrease in the average yield, which offset an increase in the volume of loans outstanding.

Interest expense decreased $712,000, or 16% to $3.8 million for the third quarter of 2002 from $4.5 million for the third quarter of 2001. Interest expense decreased $3.5 million, or 24% to $10.9 million for the first nine months of 2002 compared to $14.4 million for the first nine months of 2001. The decrease in interest expense was due to an overall decrease in the average rate paid for both deposits and borrowings, which offset increases in the volume primarily in borrowings during the same period.

Net interest income increased $797,000, or 11% for the third quarter of 2002 and $1.7 million, or 7.7% for the first nine months of 2002 as a result of increased net interest margins and net yield on earning assets.

The provision for loan losses was $960,000 or 1.1% annualized of average loans in the third quarter of 2002, compared to $1.14 million or 1.4% annualized of average loans in the third quarter of 2001. The loan loss provision decreased slightly compared to the prior year due to the decreased charge-offs and improved credit quality at the finance company subsidiary. For the first nine months of 2002, the provision for loan losses was $2.97 million or 1.15% annualized of average loans, compared to $3.80 million or 1.59% annualized of average for the first nine months of 2001. The loan loss provision decreased compared to the prior year due primarily to the improved management of the loan portfolio at the finance company subsidiary.

Total non-interest income decreased slightly, $69,000, or 5.2% to $1.25 million for the third quarter of 2002 from $1.32 million for the third quarter of 2001. Total non-interest income was $3.6 million for the first nine months of 2002, which remained basically unchanged from the period a year ago.

Total non-interest expense decreased $54,000, or 1.1% for the third quarter of 2002 to $4.73 million from $4.78 million. The slight decrease is a result of slightly lower salaries and benefits costs, furniture and equipment expense and other non-interest expense, including goodwill amortization. Total non-interest expense decreased slightly for the first nine months of 2002.

Income tax expense increased $233,000 or 31% during the third quarter of 2002 as compared to the same period a year ago. Income tax expense increased $718,000 or 37% over the first nine months of 2001. The increase during the third quarter and first nine months of 2002 compared to 2001 resulted from higher levels of taxable income. United Security’s effective tax rate for the first nine months of 2002 and 2001 were 27.7% and 27.6%, respectively as the Company continues to realize tax benefits primarily from tax-exempt securities and low income housing tax credits.

For the third quarter, net income increased $730,000, or 38%, resulting in an increase of basic net income per share to $0.82.

For the first nine months, net income increased $2.0 million, or 41%, resulting in an increase of basic net income per share to $2.12. Annualized return on assets was 1.75% compared to 1.27% for the same period during 2001. Average return on stockholders’ equity increased to 14.26% from 9.56%. United Security discontinued the amortization of goodwill in accordance with SFAS 142 effective January 1, 2002. As displayed in Note 4, adjusting for this impact, net income for the first nine months of 2001 would have increased $265,000, or $0.08 per share.

COMPARING THE SEPTEMBER 30, 2002, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2001

In comparing financial condition at December 31, 2001, to September 30, 2002, total assets increased $19.8 million to $542.9 million, while liabilities increased $19.0 million to $476.9 million. Shareholders’ equity increased $756,000 as a result of earnings in excess of dividends during the periods, offset by an additional repurchase of approximately 161,400 shares during the first nine months of 2002 as a part of the stock repurchase plan United Security initiated during May 2001.

Investment securities increased $18.8 million, or 14% during the first nine months of 2002 as a result of deployment of operating cash flows and re-investment of lower cost funds. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income increased $6.7 million, or 2.0% during the first nine months of 2002 as result of continued construction and real estate development in the trade areas served by United Security. Deposits decreased less than 1% during the first nine months of 2002 as a result of less aggressive pricing of deposits, based on the current asset-liability management strategy of the Company.

CREDIT QUALITY

At September 30, 2002, the allowance for loan losses was $6.3 million, or 1.81% of loans net of unearned income, compared to $6.5 million, or 2.0% of loans net of unearned income at September 30, 2001 and $6.6 million, or 1.94% of loans net of unearned income at December 31, 2001. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 66.79% at September 30, 2002, compared to 104.9% at December 31, 2001, primarily as a result of an addition of two large commercial loans to non-accrual status during 2002.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	Nine Months Ended September 30,

	2002	2001

Balance at Beginning of Period	$6,590	$6,529

Charge-Offs	3,970	4,460
Recoveries	(694)	(672)
Net Loans Charged-Off	3,276	3,788
Additions Charged to Operations	2,967	3,799

Balance at End of Period	$6,281	$6,540

Net charge-offs for the nine months ended September 30, 2002, were $3.3 million or 1.92% of average loans, on an annualized basis, a decrease of $512,000 from the $3.8 million or 2.39% annualized of average loans reported a year earlier. The provision for loan losses for the first nine months of 2002 was $3.0 million compared to $3.8 million in the first nine months of 2001, primarily as a result of improved credit quality at the finance company subsidiary.

United Security maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (a) management’s estimate of future economic conditions, (b) management’s estimate of the financial condition and liquidity of certain loan customers, and (c) management’s estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At September 30, 2002, it is management’s opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Non-performing assets were as follows (amounts in thousands):

	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Loans Accounted for on a Non-Accrual Basis	$6,232	$2,595	$2,072
Accruing Loans Past Due 90 Days or More	1,555	2,346	4,235
Real Estate Acquired in Settlement of Loans	1,620	1,342	1,200

Total	$9,407	$6,283	$7,507

Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	2.70%	1.84%	2.28%

Loans accounted for on a non-accrual basis increased $4.2 million since September 30, 2001 and $3.6 million since December 31, 2001. This increase is primarily related to two large commercial loans, which the bank has moved to non-accrual status. The bank has evaluated the loans in accordance with SFAS 114 and has determined that no additional specific reserve needs to be provided for at this time. Accruing loans past due 90 days or more decreased $2.7 million, compared to September 30, 2001, and decreased $791,000 since December 31, 2001. This decrease is primarily the result of decreased past dues at the finance company subsidiary as a result of improved management of the loan portfolio. Real estate acquired in settlement of loans increased $420,000 since September 30, 2001 and $278,000 since December 31, 2001 as a result of increased foreclosures.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s primary sources of funds are customer deposits, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition making them less predictable. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

The Bank currently has up to $130.0 million in borrowing capacity from the Federal Home Loan Bank and $30 million in established Federal Funds Lines.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2002, and December 31, 2001, United Security and the Bank were in compliance with all regulatory capital requirements.

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

The information set forth under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Interest Rate Sensitivity Management” included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated herein by reference.

ITEM 4.	CONTROLS AND PROCEDURES.

Within the 90 days prior to this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

PART II.      OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in other certain claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10.1: First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Dan Barlow.

Exhibit 10.2: First United Security Bank Salary Continuation Agreement dated September 20, 2002, with William D. Morgan.

Exhibit 10.3: First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Terry Phillips.

Exhibit 10.4: First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Larry Sellers.

Exhibit 10.5: First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Robert Steen.

Exhibit 10.6: First United Security Bank Director Retirement Agreement dated October 14, 2002, with Dan R. Barlow.

Exhibit 10.7: First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove.

Exhibit 10.8: First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill.

Exhibit 10.9: First United Security Bank Director Retirement Agreement dated October 16, 2002, with Wayne C. Curtis.

Exhibit 10.10: First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon.

Exhibit 10.11: First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison.

Exhibit 10.12: First United Security Bank Director Retirement Agreement dated October 17, 2002, with Hardie B. Kimbrough.

Exhibit 10.13: First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs.

Exhibit 10.14: First United Security Bank Director Retirement Agreement dated October 17, 2002, with R. Terry Phillips.

Exhibit 10.15: First United Security Bank Director Retirement Agreement dated October 17, 2002, with Ray Sheffield.

Exhibit 10.16: First United Security Bank Director Retirement Agreement dated October 16, 2002, with J C Stanley.

Exhibit 10.17: First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted.

Exhibit 10.18: First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson.

Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	No reports on Form 8-K were filed by the Company during the period July 1, 2002 to September 30, 2002.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.
DATE: November 14, 2002	By:	/s/ LARRY M. SELLERS

LARRY M. SELLERS Its Vice-President, Secretary, and Treasurer (Duly Authorized Officer and Principal Financial Officer)

CEO SECTION 302 CERTIFICATION

I, R. Terry Phillips, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United Security Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ R. TERRY PHILLIPS

R. TERRY PHILLIPS President and Chief Executive Officer

CFO SECTION 302 CERTIFICATION

I, Robert Steen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United Security Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ ROBERT STEEN

ROBERT STEEN Chief Financial Officer