Form 10-K
period 2002-12-31
UNITED SECURITY BANCSHARES INC
filed 2003-03-21
CIK 717806

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-14549

UNITED SECURITY BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0843362
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

131 West Front Street
Post Office Box 249
Thomasville, Alabama	36784
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (334) 636-5424

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act 12b-2).  Yes  ☒ No  ☐

Shares of common stock ($0.01 par value) outstanding as of March 3, 2003: 3,216,137

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002 was $80,924,827.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for the 2003 annual meeting of its shareholders are incorporated by reference into Part III.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2002

PART I

Item 1. Business.

General

United Security Bancshares, Inc. (“Bancshares”) is a Delaware corporation organized in 1999, as a successor by merger with United Security Bancshares, Inc., an Alabama corporation. Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and it operates one banking subsidiary, First United Security Bank (the “Bank”). The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. Bancshares owns all the stock of First Security Courier Corporation (“First Security”), an Alabama corporation organized for the purpose of providing certain bank courier services. The Bank’s wholly-owned Arizona subsidiary, FUSB Reinsurance, Inc. (“FUSB Reinsurance”), reinsures or “underwrites” credit life and credit accident and health insurance policies sold to the Bank’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and the primary third-party insurer retains the remaining risk. The third-party insurer and/or a third-party administrator is responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

The Bank has seventeen banking offices, which are located in Thomasville, Coffeeville, Fulton, Gilbertown, Grove Hill, Butler, Jackson, Brent, Centreville, Woodstock, Bucksville, Calera and Harpersville, Alabama, and its market area includes portions of Bibb, Chilton, Clarke, Choctaw, Hale, Jefferson, Marengo, Monroe, Perry, Shelby, Sumter, Tuscaloosa, Washington and Wilcox Counties in Alabama, as well as Clarke, Lauderdale and Wayne Counties in Mississippi.

The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings and time deposits, personal and commercial loans, credit card and safe deposit box services and the purchase and sale of government securities.

As of December 31, 2002, the Bank had 183 full-time equivalent employees, ALC had 97 full-time equivalent employees and Bancshares had no employees, other than the executive officers of Bancshares who are indicated in Part III, Item 10 of this report.

Competition

Bancshares and its subsidiaries encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with other commercial banks (including at least ten in its service area), savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

The Gramm-Leach-Bliley Act (the “GLB Act”), which became effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. See “Supervision and Regulation.” Under the GLB Act, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The GLB Act, which represents the most sweeping reform of financial services regulation in over sixty years, may significantly change the competitive environment in which Bancshares and the Bank conduct business. At this time, however, it is not possible to predict the full effect that the GLB Act will have on Bancshares. One consequence may be increased competition from large financial services companies that will be permitted to provide many types of financial services, including bank products, to their customers.

The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds among parties.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) authorized bank holding companies to acquire banks and other bank holding companies without geographic limitations beginning September 30, 1995, which has increased further the competitiveness of the banking industry.

In addition, beginning on June 1, 1997, the IBBEA authorized interstate mergers and consolidations of existing banks, provided that neither bank’s home state had opted out of interstate branching by May 31, 1997. The State of Alabama opted in with respect to interstate branching. Once a bank has established branches in a state through an interstate merger, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal or state law.

Under the IBBEA, Alabama banks may also establish branches or offices in any other state, any territory of the United States or any foreign country, provided that the branch or office is established in compliance with federal law and the law of the proposed location and is approved by the Alabama Superintendent of Banks. Under former law, Alabama banks could not establish a branch in any location other than its principal place of business, except as authorized by local laws or general laws of local application. These more liberal branching laws have increased and are likely to continue increasing competition within the State of Alabama among banking institutions located in Alabama and from those located outside of Alabama, many of which are larger than Bancshares. Size gives the larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of Alabama and the Southeastern United States.

Supervision and Regulation

Bancshares and the Bank are subject to state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of Bancshares.

Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and following in 1991 with the Federal Deposit Insurance Corporation Act (“FDICIA”), numerous additional regulatory requirements have been placed on the banking industry in the past fifteen years, and additional changes have been proposed. The operations of Bancshares and the Bank may be affected by legislative changes and the policies of various regulatory authorities. Bancshares is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

As a bank holding company, Bancshares is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the “Board of Governors”). Bancshares is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require. The Board of Governors may also conduct examinations of Bancshares and each of its subsidiaries.

The Bank Holding Company Act (“the Act”) imposes numerous restrictions on Bancshares. In particular, the Act requires a bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all of the assets of any bank or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Board of Governors may not approve an acquisition by Bancshares of substantially all the assets or the voting shares of any bank located outside Alabama unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located.

The GLB Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company by filing a declaration if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act (“CRA”). No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Board of Governors.

The GLB Act defines “financial in nature” to include securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and activities that the Board of Governors has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature (other than insurance underwriting, insurance company portfolio investment, merchant banking, real estate development and real estate investment) through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank at issue has a CRA rating of satisfactory or better.

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

Subsidiary banks of a bank holding company are subject to certain restrictions on extensions of credit to the bank holding company or any of its non-bank subsidiaries, on investments in the stock or other securities thereof, and on the acceptance of such stocks or securities as collateral for loans to any borrower. Among other requirements, transactions between a bank and its affiliates must be on an arm’s-length basis.

The Bank is subject to extensive supervision and regulation by the Alabama State Banking Department and the Federal Deposit Insurance Corporation (the “FDIC”). Among other things, these agencies have the authority to prohibit the Bank from engaging in any activity (such as paying dividends) that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Bank is also subject to various requirements and restrictions under federal and state law. Areas subject to regulation include dividend payments, reserves, investments, loans (including loans to insiders and significant shareholders), mergers, issuance of securities, establishment of branches and other aspects of operation, including compliance with truth-in-lending laws, usury laws and other consumer protection laws. The GLB Act establishes minimum federal standards of financial privacy pursuant to which financial institutions will be required to institute written privacy policies that must be disclosed to customers at certain required intervals. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Board of Governors as it attempts to control the money supply and credit availability in order to influence the economy.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Board of Governors with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Although the FDIC’s claim is junior to the claims of non-affiliated depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders.

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” as such terms are defined under regulations issued by the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Bancshares and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a “well capitalized” institution, the Tier 1 capital ratio, the total capital ratio and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

The CRA requires that, in connection with examinations of a financial institution such as the Bank, the FDIC must evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a satisfactory rating in its most recent evaluation.

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. Bancshares cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect Bancshares.

FDIC regulations require that management report on its responsibility for preparing its institution’s financial statements and for establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness.

Supervision, regulation and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of Bancshares common stock.

Available Information

The Bank’s website address is http://www.firstusbank.com (Bancshares does not maintain a website). Bancshares’ annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are not currently available on the Bank’s website; however, Bancshares is currently assessing the expense associated with implementing this feature. Bancshares will provide paper copies of these reports free of charge upon written request, and these reports are available on the Securities and Exchange Commission’s website, http://www.sec.gov.

Item 2. Properties.

Bancshares owns no property and does not expect to own any property. The business of Bancshares is conducted from the seventeen offices of the Bank. The Bank owns all of its offices in fee without encumbrances. ALC leases office space throughout Alabama but owns no property. During 2002, the aggregate annual rental payments for office space for ALC totaled approximately $364,467.34.

Item 3. Legal Proceedings.

Bancshares and the Bank, because of the nature of their businesses, are subject at various times to numerous legal actions, threatened or pending. In the opinion of Bancshares, based on review and consultation with legal counsel, the outcome of any legal proceedings presently pending against Bancshares or the Bank will not have a material effect on Bancshares’ consolidated financial statements or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters.

There were 3,658,780 shares of Bancshares common stock issued and 3,216,137 shares outstanding as of March 3, 2003. As of March 3, 2003, there were approximately 983 shareholders of Bancshares.

Bancshares’ common stock trades under the symbol “USBI” on The Nasdaq SmallCap Market. The sales price range for Bancshares’ common stock during each calendar quarter of 2001 and 2002 is shown below. The market prices represent sales prices as reported in the Nasdaq Historical Quotes.

	High	Low
2001
First Quarter	$30.50	$20.50
Second Quarter	27.00	19.00
Third Quarter	29.50	26.10
Fourth Quarter	28.62	28.00

2002
First Quarter	$29.30	$28.00
Second Quarter	30.33	26.70
Third Quarter	30.01	27.00
Fourth Quarter	31.50	28.75

Bancshares has declared dividends on its common stock on a quarterly basis in the past two years as follows:

Dividends Declared
2001
First Quarter	$0.25
Second Quarter	0.25
Third Quarter	0.25
Fourth Quarter	0.27

2002
First Quarter	$0.30
Second Quarter	0.30
Third Quarter	0.30
Fourth Quarter	0.30

As a holding company, Bancshares, except under extraordinary circumstances, will not generate earnings of its own, but will rely solely on dividends paid to it by the Bank as the source of income to meet its expenses and pay dividends. Under normal circumstances, Bancshares’ ability to pay dividends will depend entirely on the ability of the Bank to pay dividends to Bancshares.

The Bank is a state banking corporation, and the payment of dividends by the Bank is governed by the Alabama Banking Code. The Alabama Banking Code imposes certain restrictions on banks regarding the payment of dividends. The Bank is required by Alabama law to obtain approval of the Superintendent of the State Banking Department of Alabama (the “Superintendent”) prior to the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (a) the Bank’s net earnings (as defined by statute) for that year plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from the Bank’s surplus without the prior written approval of the Superintendent.

Item 6. Selected Financial Data.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

	Year Ended December 31,

	2002	2001	2000	1999	1998
	(In Thousands of Dollars, Except Per Share Amounts)
RESULTS OF OPERATIONS
Interest Revenue	$45,752	$47,776	$48,323	$44,919	$43,255
Interest Expense	14,134	18,419	18,292	15,365	15,518

Net Interest Revenue	31,618	29,357	30,031	29,554	27,737
Provision for Loan Losses	3,859	5,255	6,837	4,305	3,187
Non-Interest Revenue	5,069	4,730	4,883	4,747	4,558
Non-Interest Expense	20,032	19,493	19,106	18,534	17,008

Income Before Income Taxes	12,796	9,339	8,971	11,462	12,100
Income Taxes	3,621	2,552	2,193	3,302	3,521

Net Income Before Cumulative Effect of a Change in Accounting Principle	$9,175	$6,787	$6,778	$8,160	$8,579

Cumulative Effect of a Change in Accounting Principle	$0	$(200)	0	$0	$0

Net Income After Cumulative Effect of a Change in Accounting Principle	$9,175	$6,587	$6,778	$8,160	$8,579

Net Income Per Share:
Basic	$2.82	$1.89	1.90	$2.29	$2.42
Diluted	$2.82	$1.88	1.89	$2.28	$2.40
Average Number of Shares Outstanding (000)	3,253	3,494	3,570	3,561	3,543

PERIOD END STATEMENT OF CONDITION
Total Assets	$535,318	$523,112	$509,165	$476,599	$450,073
Loans, Net	351,434	332,994	296,941	276,172	235,060
Deposits	353,100	354,815	338,156	326,751	326,645
Shareholders’ Equity	67,032	65,206	67,628	61,671	60,568

AVERAGE BALANCES
Total Assets	$532,409	$516,305	$491,580	$459,922	$439,080
Average Earning Assets	498,868	486,615	454,055	424,074	408,506
Loans, Net	345,374	318,453	295,394	256,192	231,792
Deposits	357,539	345,919	331,877	328,263	320,958
Shareholders’ Equity	65,309	67,736	63,604	61,140	57,409

PERFORMANCE RATIOS
Net Income to:
Average Total Assets	1.72%	1.28%	1.38%	1.77%	1.95%
Average Shareholders’ Equity	14.05%	9.72%	10.66%	13.35%	14.94%
Average Shareholders’ Equity to:
Average Total Assets	12.27%	13.12%	12.94%	13.29%	13.07%
Dividend Payout Ratio	42.35%	53.98%	48.47%	36.67%	31.40%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. (“United Security” or the “Company”), and should be read in conjunction with the Audited Financial Statements and Notes thereto included herein. The emphasis of this discussion will be on the years 2002, 2001, and 2000. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

United Security is the parent holding company of First United Security Bank (the “Bank”). The Bank operates a finance company, Acceptance Loan Company, Inc. (“ALC”), that currently has twenty-six offices in Alabama and Southeast Mississippi. The Bank also owns a reinsurance company, FUSB Reinsurance, Inc. United Security also operates a courier company as a subsidiary, First Security Courier Corporation, which is in the business of delivering checks and documents to the Federal Reserve to aid in check clearing. This courier company performs courier services for the Bank as well as other companies in our market area.

At December 31, 2002, United Security had consolidated assets of approximately $535.3 million and operated seventeen banking locations in five counties. These seventeen locations contributed approximately $8.0 million to consolidated net income in 2002. The Bank’s sole business is banking; therefore, loans and investments are its principal sources of income.

Discussions of certain matters contained in this Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of United Security and the Bank related to, among other things:

A.	Trends or uncertainties in economic and business conditions which will impact future operating results, liquidity and capital resources and the relationship among those trends or uncertainties and nonperforming loans and other loans;

B.	The diversification of product production among timber-related entities and the effect of that diversification on the Bank’s concentration of loans to timber-related entities;

C.	The composition of United Security’s derivative securities portfolio and its interest rate hedging strategies and volatility caused by uncertainty over the economy, inflation and future interest rate trends;

D.	The effect of the market’s perception of future inflation and real returns and the monetary policies of the Federal Reserve Board on short- and long-term interest rates;

E.	The effect of interest rate changes on liquidity and interest rate sensitivity management;

F.	The amount of anticipated (i) net loan charge-offs, (ii) loans on a non-accrual basis, and (iii) derivative income; and

G.	The expectations, beliefs, and plans of management as set forth in the letter to shareholders contained in this Annual Report.

These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

1)	The perceived diversification in product production when the timber industry fails to protect the Bank from its concentration of loans to the timber industry as a result of, for example, the emergence of technological developments or market difficulties that affect the timber industry as a whole;

2)	Periods of lower interest rates continue to accelerate the rate at which the underlying obligations of mortgage-backed securities and collateralized mortgage obligations are prepaid, thereby affecting the yield on such securities held by the Bank;

3)	Inflation grows at a greater-than-expected rate with a material adverse effect on interest rate spreads and the assumptions management of United Security has used in its interest rate hedging strategies and interest rate sensitivity gap strategies;

4)	Rising interest rates adversely affect the demand for consumer credit;

5)	General economic conditions, either nationally or in Alabama and Mississippi, are less favorable than expected; and

6)	The effects of, and changes in, federal and state laws, regulations and policies affecting banking, insurance and monetary and financial matters.

Critical Accounting Policies

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses, accounting estimates, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 2, “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

Financial Condition

United Security’s financial condition depends primarily on the quality and nature of the Bank’s assets, liabilities, capital structure, the quality of its personnel, and prevailing market and economic conditions.

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

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company with twenty-six offices organized for the purpose of making consumer loans. The Bank is ALC’s only source of funds, which amounts to approximately $84.7 million. ALC reported a net income of $1.2 million for the year ended December 31, 2002. This is an improvement over the $1.4 million loss in 2001.

Management believes the most significant factor in producing quality financial results is the Bank’s ability to react properly and in a timely manner to changes in interest rates. Management, therefore, continues to maintain a more balanced position between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations. The following table reflects the distribution of average assets, liabilities, and shareholders’ equity for each of the three years ended December 31, 2002, 2001, and 2000.

Distribution of Assets, Liabilities, and Shareholders’ Equity, with

Interest Rates and Interest Differentials

	December 31,
	2002			2001			2000
	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %
	(In Thousands of Dollars, Except Percentages)
ASSETS
Interest Earning Assets:
Loans (Note A)	$345,374	$37,478	10.85%	$318,453	$37,230	11.69%	$295,394	$37,069	12.55%
Taxable Investments (Note B)	136,149	7,261	5.33%	143,795	9,164	6.37%	132,650	9,604	7.24%
Non-Taxable Investments	17,027	1,007	5.91%	21,082	1,270	6.02%	22,780	1,445	6.34%
Federal Funds Sold	318	6	1.89%	3,285	112	3.41%	3,231	205	6.34%

Total Interest-Earning Assets	498,868	45,752	9.17%	486,615	47,776	9.82%	454,055	48,323	10.64%

Non-Interest Earning Assets:
Other Assets	33,541			29,690			37,525

Total	$532,409			$516,305			$491,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$66,969	$700	1.05%	$60,615	$1,002	1.65%	$58,732	$1,182	2.01%
Savings Deposits	43,665	645	1.48%	40,292	899	2.23%	39,591	1,020	2.58%
Time Deposits	205,039	7,936	3.87%	206,128	11,537	5.60%	193,157	11,065	5.73%
Other Liabilities	102,292	4,852	4.74%	96,837	4,982	5.14%	86,470	5,025	5.81%

Total Interest-Bearing Liabilities	417,965	14,133	3.38%	403,872	18,420	4.56%	377,950	18,292	4.84%

Non-Interest Bearing Liabilities:
Demand Deposits	41,866			38,884			40,397
Other Liabilities	7,269			5,813			9,629
Shareholders’ Equity	65,309			67,736			63,604

Total	$532,409			$516,305			$491,580

Net-Interest Income (Note C)		$31,619			$29,356			$30,031

Net Yield on Interest-Earning Assets			6.33%			6.03%			6.61%

Note A	—	For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.
Note B	—	Taxable investments include all held-to-maturity, available-for-sale, and trading account securities.
Note C	—	Loan fees of $2,821,752, $2,932,596, and $2,513,817 for 2002, 2001, and 2000, respectively, are included in interest income amounts above.

Loans and Allowances for Loan Losses

Total loans outstanding increased by $18.5 million in 2002 with $358.1 million outstanding at year-end. Loans represent 71.9% of the Company’s earning assets and provide 81.9% of interest income.

Real estate loans make up 66.3% of total gross loans at year-end 2002, up from 62.7% last year. These loans consist of construction loans to both businesses and individuals on residential and commercial development, commercial buildings and apartment complexes, with most of this activity being commercial. Real estate loans also consist of other loans secured by real estate, such as one-to-four family dwellings, including mobile homes, loans on land only, multi-family dwellings, non-farm non-residential real estate and home equity loans.

Commercial loans totaled $40.1 million at year-end 2002. These loans decreased $5.2 million or 11.5% from year-end 2001 to year-end 2002. While these loans decreased last year, they have grown 13.3% over the last five years. This decrease over the past year is due to decreased loan demand as a result of a sluggish economy.

Consumer loans are the second largest group of loans which represents 22.7% of total loans outstanding. They amount to $82.6 million at year-end 2002, a 1.4% decline from 2001. These loans include loans to individuals for household, family and other personal expenditures, including credit cards and other related credit plans. 49.1% of these loans are originated at ALC. Consumer loans at ALC declined 4.6% from 2001 to 2002, due primarily to the sale of two production offices located in the State of Florida. Consumer loans at the Bank grew $2.8 million, or 9.2% from year-end 2001 to 2002.

The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio and changes in its risk profile, credit concentrations, historical trends, and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary they are reported in earnings during periods they become known.

The Bank’s loan policy requires immediate recognition of a loss if significant doubt exists as to the repayment of the principal balance of a loan. Consumer installment loans at the Bank and ALC are generally recognized as losses if they become 90 days and 120 days delinquent, respectively. The only exception to this policy occurs when the underlying value of the collateral or the customer’s financial position makes a loss unlikely.

A credit review of the Bank’s individual loans is conducted periodically by branch and by loan officer. A risk rating is assigned to each loan and is reviewed at least annually. In assigning risk, management takes into consideration the capacity of the borrower to repay, collateral values, current economic conditions and other factors.

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

In order to better manage credit risk, ALC oversees its portfolio through formal underwriting standards, monitoring of customer payments and active follow-up. ALC assesses the adequacy of the allowance for loan losses on an aggregate level based upon recent delinquency status and estimates of inherent loss from historical experience within these portfolios. ALC concentrates more on loans secured by real estate and places less emphasis on automobile loans.

The following table shows the Company’s loan distribution as of December 31, 2002, 2001, 2000, 1999, and 1998.

	December 31,
	2002	2001	2000	1999	1998
	(In Thousands of Dollars)
Commercial, Financial and Agricultural	$40,145	$45,345	$41,507	$39,996	$35,444
Real Estate	241,668	216,979	180,627	156,979	123,264
Installment	82,570	83,783	87,713	90,599	86,282
Less: Unearned Interest, Commissions & Fees	6,326	6,523	6,377	5,823	4,941

Total	$358,057	$339,584	$303,470	$281,751	$240,049

The amounts of total loans (excluding installment loans) outstanding at December 31, 2002, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years, and (3) more than five years, are shown in the following table.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In Thousands of Dollars)
Commercial, Financial, and Agricultural	$29,758	$8,496	$1,891	$40,145
Real Estate—Mortgage	94,563	65,523	81,582	241,668

Total	$124,321	$74,019	$83,473	$281,813

Variable rate loans totaled approximately $55.5 million and are included in the one-year category.

The Bank and ALC ended the year with an allowance for loan losses of $6.6 million, the same as December 31, 2001. Total loans charged off in 2002 totaled $4.9 million. Recoveries on loans previously charged off totaled $1.1 million, resulting in net charge-offs of $3.8 million. Net charge-offs for 2001 totaled $5.2 million. Management charged to operations $3.9 million in 2002 as an addition to the allowance for loan losses. This compares to $5.3 million charged to operations for 2001. Of the 2002 net charge-offs of $3.8 million, $2.4 million represents charge-offs from ALC loans and $1.4 million from the Bank. Net loan charge-offs as a percentage of average loans decreased from 1.63% in 2001 to 1.11% in 2002 primarily due to improved credit quality related to ALC’s portfolio.

Non-Performing Assets

The following table presents information on non-performing loans and real estate acquired in settlement of loans.

	December 31,
	2002	2001	2000	1999	1998
	(In Thousands of Dollars)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$6,228	$2,595	$2,104	$1,725	$3,460
Accruing Loans Past Due 90 Days or More	1,433	2,346	2,237	1,347	1,610
Real Estate Acquired in Settlement of Loans	1,296	1,342	860	286	215

Total	$8,957	$6,283	$5,201	$3,358	$5,285

Percent of Net Loans and Other Real Estate	2.50%	1.84%	1.75%	1.21%	2.25%

Accruing loans past due 90 days or more at December 31, 2002, totaled $1.4 million. These loans are secured, and, taking into consideration the collateral value and the financial strength of the borrowers, management believes there will be no loss in these accounts and allowed the loans to continue accruing. Loans past due 90 days or more and originated by ALC totaled $1.0 million at December 31, 2002, or 71.4% of all loans past due 90 days and more and still accruing.

At December 31, 2002 and 2001, the recorded investment in loans that were considered to be impaired was $3,815,189 and $335,317, respectively, all of which were on a non-accrual basis at year-end. There was approximately $573,161 and $167,658 at December 31, 2002 and 2001, respectively, in the allowance for loan lossses specifically allocated to these impaired loans. The average recorded investment in impaired loans was approximately $2,402,336 and $360,317 at December 31, 2002 and 2001, respectively. No material amount of interest income was recognized in impaired loans for the years ended December 31, 2002 and 2001.

Non-performing assets as a percentage of net loans and other real estate was 2.5% at December 31, 2002. This increase from 1.84% is due primarily to four loans. Management reviews these loans and reports to the Board of Directors monthly. Management has set a goal to reduce the 2.5% to 1.5% or lower during 2003. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when underlying collateral values and management’s belief that the financial strength of the borrowers is sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset value downgraded.

The Bank discontinues the accrual of interest on a loan when management has reason to believe the financial condition of the borrower has deteriorated so that the collection of interest is in doubt. When a loan is placed on non-accrual, all unpaid accrued interest is reversed against current income unless the collateral securing the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans is generally either applied against the principal or recognized on a cash basis, according to management’s judgment as to whether the borrower can ultimately repay the loan. A loan may be restored to accrual status if the obligation is brought current, performs in accordance with the contract for a reasonable period, and if management determines that the repayment of the total debt is no longer in doubt.

Summarized below is information concerning the income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2002	2001	2000
	(In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis	$6,228	$2,595	$2,104
Interest Income that Would Have Been Recorded Under Original Terms	$367	$214	$194
Interest Income Reported and Recorded During The Year	$98	$64	$30

At December 31, 2002, non-accrual loans totaled $6.2 million or 1.8% of loans, compared to $2.6 million or 0.8% of loans at December 31, 2001. This increase in non-accrual loans at December 31, 2001, was primarily due to increased levels of commercial and real estate loans being placed on non-accrual status. Three large commercial real estate loans totaling approximately $3.2 million account for substantially all of the increase. The majority of the loans in this category are in the process of liquidation or management has commitments from the principals involved for reduction during the year. Under -

lying collateral values support those loans which are not already in liquidation. Management continues to emphasize asset quality and believes that at December 31, 2002, it has adequate reserves for losses inherent in this portion of the portfolio.

Lending officers and other personnel involved in the lending process receive ongoing training in compliance as well as asset quality. The Bank has no foreign loans. The Bank does not make loans on commercial property outside its market area without prior approval of the Board of Directors or the Directors’ Loan Committee.

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for each of the five years indicated.

	December 31,
	2002		2001		2000		1999		1998
	Allowance Allocation	Percent of Loans in Each Category to Total Loans	Allowance Allocation	Percent of Loans in Each Category to Total Loans	Allowance Allocation	Percent of Loans in Each Category to Total Loans	Allowance Allocation	Percent of Loans in Each Category to Total Loans	Allowance Allocation	Percent of Loans in Each Category to Total Loans
	(In Thousands of Dollars)
Commercial, Financial, and Agricultural	$1,090	11%	$587	13%	$980	14%	$837	14%	$748	15%
Real Estate	3,114	66%	973	63%	653	59%	558	55%	499	50%
Installment	2,419	23%	5,030	24%	4,896	27%	4,184	31%	3,742	35%

Total	$6,623	100%	$6,590	100%	$6,529	100%	$5,579	100%	$4,989	100%

The allowance for loan losses is established by risk group as follows:

•	Large classified loans, non-accrual loans, and impaired loans are evaluated individually with specific reserves allocated based on management’s review.

•	Smaller non-accrual and adversely classified loans are assigned a portion of the allowance based on loan grading. Smaller past due loans are assigned a portion of the allowance using a formula that is based on the severity of the delinquency.

•	The remainder of the portfolio is also allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan portfolio. Allocation weights are assigned based on the Bank’s historical loan loss experience in each category, although a higher allocation weight may be used if current conditions indicate that the loan losses may exceed historical experience. While the total allowance is described as consisting of the portions described above, all portions are available to support inherent losses in the loan portfolio.

Net charge-offs as shown in the “Summary of Loan Loss Experience” table below indicates the trend for the last five years.

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for each of the five years indicated.

	December 31,
	2002	2001	2000	1999	1998
	(In Thousands of Dollars)
Balance of Allowance for Loan Loss at Beginning of Period	$6,590	$6,529	$5,579	$4,989	$4,046
Charge-Offs:
Commercial, Financial, and Agricultural	(826)	(413)	(89)	(94)	(94)
Real Estate—Mortgage	(501)	(303)	(199)	(116)	(111)
Installment	(3,562)	(5,307)	(6,170)	(4,232)	(2,373)
Credit Cards	(22)	(27)	(23)	(30)	(11)

	(4,911)	(6,050)	(6,481)	(4,472)	(2,589)
Recoveries:
Commercial, Financial, and Agricultural	111	29	20	66	20
Real Estate—Mortgage	35	21	7	21	15
Installment	924	798	554	418	305
Credit Cards	15	8	13	9	5

	1,085	856	594	514	345

Net Charge-Offs (Deduction)	(3,826)	(5,194)	(5,887)	(3,958)	(2,244)
Additions Charged to Operations	3,859	5,255	6,837	4,305	3,187
Allowances Acquired	0	0	0	243 *	0

Balance of Allowance for Loan Loss at End of Period	$6,623	$6,590	$6,529	$5,579	$4,989

Ratio of Net Charge-Offs During Period to Average Loans Outstanding	1.11%	1.63%	1.99%	1.54%	0.97%

*  Acquisitions by ALC in 1999.

Industry Concentration Factors

The Bank’s trade area includes Clarke, Choctaw, Bibb, Tuscaloosa, and Shelby Counties in Alabama, and parts of Chilton, Hale, Jefferson, Marengo, Monroe, Perry, Washington, Sumter and Wilcox Counties in Alabama as well as parts of Clarke, Lauderdale and Wayne Counties in Mississippi. There are several major paper mills in our trade area including the Alabama River Companies, Boise Cascade, Georgia Pacific and Weyerhauser. In addition, there are several sawmills, lumber companies, and pole and piling producers. The table below shows the dollar amount of loans made to timber and timber-related companies as of December 31, 2002. The amount of timber-related loans decreased from $30.7 million in 2001 to $26.7 million in 2002. The percentage of timber-related loans to gross loans decreased from 9.22% in 2001 to 7.46% in 2002.

Timber- Related Loans	Total Gross Loans	Percentage of Total Loans
$26.7 million	$358.1 million	7.46%

Management realizes that the Company is reasonably dependent on the economic health of the timber-related industries. Accordingly, this represents a concentration of loans in timber and timber-related industries. We continue to feel these risks are reduced by the diversification of product production within these industries. Some of the mills and industries specialize in paper and pulp, some in lumber and plywood, some in poles and pilings, and others in wood and veneer. We do not believe that this concentration is excessive or that it represents a trend which might materially impact future earnings, liquidity, or capital resources of the Company. Historically, the Company has benefited from the industries engaged in the growing, harvesting, processing and marketing of timber and timber-related products. The majority of the land in our trade area is used to grow pine and hardwood timber.

Investments in Limited Partnerships

The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under either the equity or the cost method based on the percentage ownership and influence over operations. The Bank’s interest in these partnerships was $3.9 million and $4.7 million for 2002 and 2001, respectively. Changes to earnings associated with the partnerships carried under the equity method amounted to approximately $826,000, $535,000, and $176,000 for 2002, 2001, and 2000, respectively. Management analyzes these investments annually for impairment. The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates cost or its underlying equity in the net assets of the partnerships. The Bank had no remaining cash commitments to these partnerships at December 31, 2002. Although these investments are considered non-earning assets, they do contribute to the bottom line in the form of Federal income tax credits. These credits amounted to $701,000 in 2001 and are estimated to be approximately $700,000 for 2002. Also, operating losses related to these partnerships are available as deductions for taxes on the Bank’s books.

Investment Securities Available-for-Sale and Derivative Instruments

Investment securities available-for-sale included mortgage-backed securities of $113.3 million, state, county and municipal securities of $14.7 million, and other securities of $6.5 million. The securities portfolio is carried at fair value, and it decreased $4.3 million from December 31, 2001, to December 31, 2002, as a result of an overall decrease in investments, net of increases in unrealized gains due to changes in the rate environment.

At December 31, 2002, approximately $19.2 million in collateral mortgage obligations (“CMO”) held by the Bank had floating interest rates which reprice monthly, and $46.9 million had fixed interest rates.

Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities has been purchases of agency guaranteed mortgage-backed obligations and collateralized mortgage obligations. The mortgage-backed obligations in which the Bank invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages (“mortgage-backed securities”). Mortgage-backed securities have yield and maturity characteristics corresponding to the underlying mortgages and are subject to principal prepayment, refinancing, or foreclosure of the underlying mortgages. Although maturities of the underlying mortgage loans may range up to 30 years, scheduled principal and normal prepayments substantially shorten the effective maturities. As of December 31, 2002, the investment portfolio had an estimated average effective maturity of 3.4 years.

Interest rate risk contained in the overall securities portfolio is formally monitored on a monthly basis. Management assesses each month how risk levels in the investment portfolio affect overall company-wide interest rate risk. Expected changes in forecasted yield, earnings and market value of the bond portfolio are generally attributable to fluctuations in interest rates, as well as volatility caused by general uncertainty over the economy, inflation, and future interest rate trends. Mortgage-backed securities and CMOs present some degree of additional risk in that mortgages collateralizing these securities can be prepaid, thereby affecting the yield and market value of the portfolio.

The composition of the Bank’s investment portfolio reflects the Bank’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Bank’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Bank’s interest rate position while at the same time producing adequate levels of interest income.

Fair market values of securities vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on liquidity or other funding needs. There were net unrealized gains, net of taxes, of $2.2 million in the securities portfolio on December 31, 2002, versus net unrealized gains, net of taxes, of $1.3 million one year ago.

The Bank has used certain derivative products for hedging purposes. These include interest rate swaps and caps. The use and detail regarding these products are fully discussed under “Liquidity and Interest Rate Sensitivity Management” and in Note 2 in the “Notes to Consolidated Financial Statements.” The Bank adopted the provisions of Statement of Financial Accounting Standards No. 133, as amended, effective January 1, 2001, as required by the Financial Accounting Standards Board. On that date, the Bank reassessed and designated derivative instruments used for risk management as fair value hedges, cash flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate. On January 1, 2001, the Bank had derivatives with a notional value of $69 million. In conjunction with the adoption of Statement of Financial Accounting Standards No. 133, the Bank recorded a transition adjustment of $24,000, net of taxes, to accumulated other comprehensive income and recorded a cumulative effect adjustment to earnings of $200,000 to reflect the fair value of such instruments on January 1, 2001.

Investment Securities Available-for-Sale

The following table sets forth the amortized costs of investment securities as well as their fair value and related unrealized gains or losses at the dates indicated.

	December 31,
	2002	2001	2000
	(In Thousands of Dollars)
Investment Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$114	$3,027	$4,774
Obligations of States, Counties, and Political Subdivisions	14,113	19,402	21,687
Mortgage-Backed Securities	110,389	108,693	115,568
Other Securities	6,352	5,606	5,017

Total Book Value	130,968	136,728	147,046
Net Unrealized Gains/Losses	3,562	2,114	1,072

Total Market Value	$134,530	$138,842	$148,118

Investment Securities Available-for-Sale Maturity Schedule

	Stated Maturity
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands of Dollars, Except Yields)
Investment Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$114	5.88%	$0	0.00%	$0	0.00%	$0	0.00%
State, County and Municipal Obligations	311	13.29%	1,880	15.59%	2,638	9.00%	9,884	7.85%
Mortgage-Backed Securities	0	0.00%	897	5.96%	24,129	4.93%	88,242	5.19%
Preferred Stock	0	0.00%	0	0.00%	0	0.00%	632	5.70%

Total	$425	11.30%	$2,777	12.49%	$26,767	5.33%	$98,758	5.46%

Total Securities With Stated Maturity							$128,727	5.60%
Equity Securities							5,803	5.26%

					TOTAL		$134,530	5.59%

Available-for-Sale Securities are stated at Market Value and Tax Equivalent Market Yields.

The maturities and weighted average yields of the investment securities available-for-sale at the end of 2002 are presented in the preceding table based on stated maturity. While the average stated maturity of the mortgage-backed securities (excluding CMOs) was 16.4 years, the average life expected was 2.7 years. The average stated maturity of the CMO portion of the portfolio was 18.1 years, and the average expected life was 1.4 years. The average expected life of investment securities available-for-sale was 3.4 years with an average tax equivalent yield of 5.59 percent.

Condensed Portfolio Maturity Schedule

Maturity Summary	Dollar Amount	Portfolio Percentage
Maturing in 3 months or less	$115,829	0.09%
Maturing in 3 months to 1 year	309,388	0.24
Maturing in 1 to 3 years	1,076,678	0.84
Maturing in 3 to 5 years	1,700,216	1.32
Maturing in 5 to 15 years	51,006,076	39.62
Maturing in over 15 years	74,518,788	57.89

Total	$128,726,975	100.00%

The following marketable equity securities have been excluded from the above Maturity Summary due to no stated maturity date.

Federal Home Loan Bank Stock	$5,619,900
Mutual Funds	$ 10,226
Other Marketable Equity Securities	$ 172,726

Condensed Portfolio Repricing Schedule

Repricing Summary	Dollar Amount	Portfolio Percentage
Repricing in 30 days or less	$19,182,873	14.90%
Repricing in 31 days to 1 year	309,388	0.24
Repricing in 1 to 3 years	1,076,678	0.84
Repricing in 3 to 5 years	1,503,249	1.17
Repricing in 5 to 15 years	47,915,764	37.22
Repricing in over 15 years	58,739,023	45.63

Total	$128,726,975	100.00%

Repricing in 30 days or less does not include:
Mutual Funds	$ 10,226
Repricing in 31 days to 1 year does not include:
Federal Home Loan Bank Stock	$ 5,619,900
Other Marketable Equity Securities	$ 172,726

The tables above reflect all securities at market value on December 31, 2002.

Security Gains and Losses

Non-interest income from securities transactions and trading account transactions decreased in 2002 compared to 2001, as can be seen in the table below. The profits realized in 2002 were generated through the sale of investment securities. Gains in this area occurred in connection with the Bank’s asset and liability management activities and strategies.

The table below shows the associated net gains or (losses) for the periods 2002, 2001, and 2000.

	2002	2001	2000
Investment Securities	$198,064	$178,634	$15,330
Trading Account	0	(12,650)	112,003

Total	$198,064	$165,984	$127,333

Volume of sales as well as other information on securities is further discussed in Note 3 in the “Notes to Consolidated Financial Statements.”

Deposits

Average total deposits increased 3.4% in 2002 compared to increases of 4.2% and 1.1% in 2001 and 2000, respectively. Management believes this deposit level continues to be affected by the competitive interest rate environment, and the availability of other low cost funding sources for the Bank.

Average non-interest bearing demand deposits have increased 3.6% over the last three years and increased 7.7% in 2002. The ratio of average non-interest bearing deposits to average total deposits remained relatively steady in 2002 at 11.7% from 11.2% in 2001 and 12.2% in 2000.

Average interest-bearing transaction accounts have increased 14.0% during the last three years. Interest-bearing transaction accounts continue to be an important source of funds for the Bank, accounting for 18.7% of average total deposits in 2002.

Average time deposits decreased by 0.5% in 2002, compared to an increase of 6.7% in 2001. The decrease is due to the lower rate environment. Average time deposits represented 57.3% of the total average deposits in 2002 compared to 59.6% in 2001 and 58.2% in 2000.

Average savings deposits have increased 10.3% since 2000. Average savings increased 8.4% in 2002 compared to 2001. The ratio of average savings to average total deposits increased to 12.2% in 2002 compared to 11.6% in 2001 and 11.9% in 2000.

The Bank’s deposit base remains the primary source of funding for the Bank. These deposits represented 71.7% of the average earning assets in 2002 and 71.1% of the average earning assets in 2001. As seen in the table below, overall rates on the deposits decreased to 2.6% in 2002, compared to 3.9% in 2001 and 4.0% in 2000. Emphasis continues to be placed on attracting consumer deposits.

The sensitivity of the Bank’s deposit rates to changes in market interest rates is reflected in its average interest rate paid on interest-bearing deposits. During 2002, market interest rates continued to decline dramatically throughout the year. The Bank’s average interest rate paid on interest-bearing deposits followed this trend.

Management, as part of an overall program to emphasize the growth of transaction accounts, continues to promote “on-line” banking and a bill paying program as well as enhancing the telephone banking product and the employee incentive plan. In addition, an increased effort is being placed on deposit promotions, direct-mail campaigns and cross-selling efforts.

Other Interest-Bearing Liabilities: Other interest-bearing liabilities include all interest-bearing liabilities except deposits, such as federal funds purchased and Federal Home Loan Bank (“FHLB”) advances. This category continues to be more fully utilized as an alternative source of funds as evidenced by the $5.5 million, or 5.6%, increase in average borrowing during 2002. The increase was due to a 3.7% increase in average long-term advances from the FHLB. The advances from the FHLB are an alternative to funding sources with similar maturities such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Average federal funds purchased and securities sold under agreements to repurchase increased from $0 in 2001 to $1.8 million in 2002. For additional information and discussion of these borrowings, refer to “Notes to Consolidated Financial Statements.”

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits is summarized for the periods in the following table.

	December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands of Dollars, Except Percentages)
Non-Interest Bearing DDA	$41,866		$38,884		$40,397
Interest-Bearing DDA	66,969	1.05%	60,615	1.65%	58,732	2.01%
Savings Deposits	43,665	1.48%	40,292	2.23%	39,591	2.58%
Time Deposits	205,039	3.87%	206,128	5.60%	193,157	5.73%

Total	$357,539	2.60%	$345,919	3.88%	$331,877	4.00%

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2002, are summarized as follows:

Maturities	Time Certificates of Deposit	Other Time Deposits	Total
3 Months or Less	$13,037,250	$7,664,967	$20,702,217
Over 3 Through 6 Months	9,814,824	0	9,814,824
Over 6 Through 12 Months	6,848,057	0	6,848,057
Over 12 Months	22,454,463	0	22,454,463

Total	$52,154,594	$7,664,967	$59,819,561

Short-Term Borrowings

Purchased funds can be used to satisfy daily funding needs, and when advantageous, for arbitrage. The following table shows information for the last three years regarding the Bank’s short- and long-term borrowings consisting of U. S. Treasury demand notes included in its Treasury, Tax, and Loan Account, securities sold under repurchase agreements, Federal Fund purchases (one-day purchases), and other borrowings from the Federal Home Loan Bank.

	Short-Term Borrowings Maturity Less Than One Year	Long-Term Borrowings Maturity One Year or Greater
	(In Thousands of Dollars)
Year Ended December 31,:
2002	$2,391	$105,874
2001	355	95,992
2000	1,128	96,110

Weighted Average Interest Rate at Year-End:
2002	0.98%	4.45%
2001	1.39%	4.35%
2000	5.66%	5.61%

Maximum Amount Outstanding at Any Month’s End:
2002	$11,587	$105,910
2001	2,052	96,095
2000	17,900	96,110

Average Amount Outstanding During the Year:
2002	$2,695	$99,598
2001	792	96,045
2000	3,193	83,402

Weighted Average Interest Rate During the Year:
2002	1.90%	4.82%
2001	3.63%	5.16%
2000	6.59%	5.77%

Balances in the short-term borrowings fluctuate on a day-to-day basis. Rates on these balances also fluctuate daily, but as reflected in the chart above, they generally depict the current interest rate environment.

Shareholders’ Equity

United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 2002, shareholders’ equity totaled $67.0 million, or 12.5% of total assets compared to 12.5% and 13.3% for year-end 2001 and 2000, respectively. This level of equity indicates to United Security’s shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

Over the last three years shareholders’ equity grew from $61.7 million at the beginning of 2000 to $67.0 million at the end of 2002. This growth was the result of internally-generated retained earnings, with the exception of approximately $431,358 from stock options being exercised. Shareholders’ equity was also impacted by the net change in accumulated other comprehensive income. This adjustment was a $2.4 million, $292,602, and $921,539 increase respectively for years 2000, 2001, and 2002. The most significant impact on shareholders’ equity, however, was the stock repurchase plan United Security initiated in May of 2001. At year-end 2001 a total of 216,924 shares were repurchased as treasury stock reducing shareholders’ equity by $5.9 million. At year-end 2002 an additional 161,719 shares were repurchased to reduce equity by an additional $4.5 million.

While the stock repurchase plan has reduced total shareholders’ equity, United Security’s capital base remains a source of strength as noted above, and the internal capital generation rate (net income less cash dividends as a percentage of average shareholders’ equity) remains favorable at 8.1% in 2002, 4.5% in 2001 and 5.5% in 2000.

United Security is required to comply with capital adequacy standards established by the Federal Reserve and FDIC. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to risk categories, each with a specified risk weighting factor. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The banking regulatory agencies have also adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier 1 Capital (as defined below) to total assets less goodwill (the “leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3% level.

The minimum standard for the ratio of total capital to risk-weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits, and non-cumulative perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Capital”). The remainder (“Tier II Capital”) may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 Capital and Tier II Capital is “total risk-based capital.”

The following chart summarizes the applicable regulatory capital requirements. United Security’s capital ratios at December 31, 2002, substantially exceeded all regulatory requirements.

Risk-Based Capital Requirements

	Minimum Regulatory Requirements	United Security's Ratio at December 31, 2002
Total Capital to Risk—Adjusted Assets	8.00%	15.97%
Tier I Capital to Risk—Adjusted Assets	4.00%	14.72%
Tier I Leverage Ratio	3.00%	11.45%

Total capital also has an important effect on the amount of FDIC insurance premiums paid. Lower capital ratios can cause the rates paid for FDIC insurance to increase. United Security plans to maintain the capital necessary to keep FDIC insurance rates at a minimum.

United Security attempts to balance the return to shareholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. Total cash dividends declared were $3.9 million or $1.20 per share in 2002 compared to $1.02 per share in 2001 and $0.92 per share in 2000. The total cash dividends represented a payout ratio of 42.4% in 2002, with a payout ratio of 54.0% and 48.5% in 2001 and 2000, respectively. Calendar year 2002 is the fourteenth consecutive year that United Security has increased cash dividends.

Ratio Analysis

The following table presents operating and equity performance ratios for each of the last three years.

	Year Ended December 31,
	2002	2001	2000
Return on Average Assets	1.72%	1.28%	1.38%
Return on Average Equity	14.05%	9.72%	10.66%
Cash Dividend Payout Ratio	42.35%	53.98%	48.47%
Average Equity to Average Assets Ratio	12.27%	13.12%	12.94%

Liquidity and Interest Rate Sensitivity Management

The primary function of asset and liability management is to assure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Liquidity management involves the ability to meet day-to-day cash flow requirements of the Bank’s customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during changes in market interest rates. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on the net interest margin.

The asset portion of the balance sheet provides liquidity primarily from loan principal payments and maturities and through sales, maturities, and principal payments from the investment portfolio. Other short-term investments such as Federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $140.4 million at December 31, 2002.

Investment securities maturing or repricing in the same time frame totaled $19.5 million or 15.1% of the investment portfolio at year-end 2002. In addition, principal payments on mortgage-backed securities and CMOs totaled $65.7 million in 2002.

The liability portion of the balance sheet provides liquidity through interest bearing and non-interest bearing deposit accounts. Federal funds purchased, Federal Home Loan Bank advances, securities sold under agreements to repurchase, short-term and long-term borrowings are additional sources of liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.

Although the majority of the securities portfolio has stated maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and which are easily convertible into cash. As of December 31, 2002, the bond portfolio had an expected average maturity of 3.4 years, and approximately 75% of the $130 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

The Bank, at December 31, 2002, had long-term debt and short-term borrowings that, on average, represent 19.4% of total liabilities and equity.

The Bank currently has up to $107 million in additional borrowing capacity from the Federal Home Loan Bank and $40 million in established Federal funds lines.

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

Measuring Interest Rate Sensitivity:    Gap analysis is a technique used to measure interest rate sensitivity at a particular point in time, an example of which is presented below. Assets and liabilities are placed in gap intervals based on their repricing dates. Assets and liabilities for which no specific repricing dates exist are placed in gap intervals based on management’s judgment concerning their most likely repricing behaviors. Derivatives used in interest rate sensitivity management are also included in the applicable gap intervals.

A net gap for each time period is calculated by subtracting the liabilities repricing in that interval from the assets repricing. A positive gap—more assets repricing than liabilities—will benefit net interest income if rates are rising and will detract from net interest income in a falling rate environment. Conversely, a negative gap—more liabilities repricing than assets—will benefit net interest income in a declining interest rate environment and will detract from net interest income in a rising interest rate environment.

Gap analysis is the simplest representation of the Bank’s interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates, pricing strategies on consumer and business deposits, changes in balance sheet mix, or the effect of various options embedded in balance sheet instruments.

The accompanying table shows the Bank’s rate sensitive position at December 31, 2002, as measured by gap analysis. Over the next 12 months approximately $60 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. This analysis indicated that the Bank has a negative gap within the next 12-month range.

Interest Rate Sensitivity Analysis—Income Simulation

	December 31, 2002
	(In Thousands of Dollars)
	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Earning Assets:
Loans (Net of Unearned Income)	$91,498	$52,619	$144,117	$114,264	$99,676	$0	$358,057
Investment Securities	30,803	6,102	36,905	2,580	95,045	0	134,530
Interest-Bearing Deposits in Other Banks	5,166	0	5,166	0	0	0	5,166

Total Earning Assets	$127,467	$58,721	$186,188	$116,844	$194,721	$0	$497,753
Percent of Total Earning Assets	25.6%	11.8%	37.4%	23.5%	39.1%	0%	100.0%
Interest-Bearing Liabilities:
Interest-Bearing Deposits and Liabilities
Demand Deposits (1)	$14,115	$0	$14,115	$56,462	$0	$0	$70,577
Savings Deposits (1)	8,702	0	8,702	34,807	0	0	43,509
Time Deposits	61,296	74,886	136,182	62,973	0	0	199,155
Other Liabilities	87,420	87	87,507	20,749	9	0	108,265
Non-Interest-Bearing Liabilities
Demand Deposits	997	0	997	0	0	38,863	39,860
Equity	0	0	0	0	0	36,387	36,387

Total Funding Sources	$172,530	$74,973	$247,503	$174,991	$9	$75,250	$497,753
Percent of Total Funding Sources	34.6%	15.1%	49.7%	35.2%	0%	15.1%	100.0%
Interest Sensitivity Gap (Balance Sheet)	$(45,063)	$(16,252)	$(61,315)	$(58,147)	$194,712	$(75,250)	0
Derivative Instruments	$27,000	$0	$27,000	$0	$0	$(27,000)	0
Interest Sensitive Gap	$(18,063)	$(16,252)	$(34,315)	$(58,147)	$194,712	$(102,250)	0
Cumulative Interest-Sensitive Gap	$(18,063)	$(34,315)	$ N/A	$(92,462)	$102,250	$0	0

	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years		Over 5 Years Non-Rate Sensitive	Total
Ratio of Earning Assets to Funding Sources and Derivative Instruments	0.88%	0.78%	0.84%	0.67%		1.90%	1.00%
Cumulative Ratio	0.88%	0.84%	N/A	0.77%		1.00%	1.00%

(1)	Management’s adjustments reflect the Bank’s anticipated repricing sensitivity of non-maturity deposit products. Historically, balances on non-maturity deposit accounts have remained relatively stable despite changes in market interest rates. Management has classified certain of these accounts as non-rate sensitive based on management’s historical pricing practices and runoff experience. Approximately 80% of the interest-bearing demand deposit account balances and savings account balances are classified as over one year.

Certain interest-sensitive assets and liabilities are included in the table based on historical repricing experience and expected prepayments in the case of mortgage-backed securities rather than contractual maturities. Non-accruing loans are included in loans at the contractual maturity.

The Bank uses additional tools to monitor and manage interest rate risk. These include interest income and interest margin simulation analysis and economic changes in market value of equity analysis. Both analyses are methods of estimating earnings at risk and capital at risk under varying interest rate conditions. They are used to test the sensitivity of net interest income and the market value of stockholders’ equity to changing levels of interest rates and incorporate adjustments for both the timing and the magnitude of asset and liability cash flows. Additionally, these measures capture adjustments for the lag between movements in market interest rates and the movements of administered rates on prime rate loans, interest-bearing transaction accounts, regular savings, and money market savings accounts. Income simulation analysis indicates that the Bank is slightly asset sensitive.

The following table demonstrates the expected effect a given parallel interest rate shift would have on net interest income over a two-year period.

Change in Interest Rates (in basis points)	$ Change in Net Interest Income	% Change in Net Interest Income
	(in thousands)
+200	$366	0.9%
+100	751	1.8%
–100	(862)	2.1%
–200	(2,503)	6.0%

Condensed Balance Sheet Duration Analysis—Market Value of Equity

		Estimated Modified Duration
	Book Value	Down 1%	Up 1%
	(In Thousands)
ASSETS
Cash and Due From Banks	$11,576	4.56%	4.56%
Interest Bearing Balances in Other Banks	5,166	0.01	0.01
Fed Funds Sold	0	0.01	0.01
Investment Securities Available-for-Sale	134,530	1.15	1.63
Loans, Net	351,434	2.44	2.39
Premises and Equipment	10,834	4.56	4.56
Accrued Interest Receivable	4,353	4.56	4.56
Investment in Limited Partnerships	3,874	4.56	4.56
Other Assets	13,551	4.56	4.56

Total Assets	$535,318	2.27%	2.36%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand, Non-Interest Bearing	$39,859	4.56%	4.56%
Demand, Interest Bearing	70,577	2.28	3.42
Savings	43,509	2.12	3.42
Time Deposits	199,155	1.28	0.94

Total Deposits	$353,100
Other Liabilities	$6,921	4.56%	4.56%
Short-Term Borrowing	2,391	0.01	0.01
Long-Term Borrowing	105,874	2.67	2.67
Shareholders’ Equity	67,032	4.56	4.56

Total Liabilities and Shareholders’ Equity	$535,318	2.45%	2.58%

Modified Duration Differential		(0.18)	(0.22)
*Projected Change in Market Value of Equity (Pre-tax) ($000)		($960)	$1,183

*	The change in the market value of equity approximates the present value of the Bank’s future pre-tax earnings exposure to a 1% rise or fall in the interest rates measured over a 5 year time horizon given a 1% increase or decrease in market interest rates.

The Bank follows a uniform process to calculate the duration of each asset and liability category. The first step is to assemble maturity and repricing data for categories of loans, investments, CDs and other financial instruments with contractual maturities. The second step is to determine how bank management, where appropriate, would alter the interest rate for each category of assets and liabilities assuming market interest rates rose or fell 1%. The third step is to combine the maturity analysis and repricing assumptions in order to calculate a modified duration estimate for each category. The fourth step is to calculate a weighted average for total assets and liabilities, and the fifth step is to multiply the calculated modified duration difference (for both up 1% and down 1% interest rate scenarios) in step four by total assets. Based on the current position of the balance sheet, management believes these estimates reflect how the market value of each asset and liability would change as interest rates change, and in total, reflect the changes in market values of equity.

In this methodology, all non-rate sensitive assets and liabilities are assigned a modified duration equal to 4.6 years. Additionally, estimates of modified duration incorporate the likelihood that some assets and liabilities would change maturities as interest rates change. This method also incorporates management’s belief that deposit and loan rates would not rise or fall equally either by category or by interest rate scenario. There is no allowance for growth or runoff in deposit or loan balances.

The duration analysis presented above suggests that the Bank’s earnings should increase slightly if interest rates rise and should decrease slightly if interest rates fall over the five-year time horizon.

As part of the ongoing monitoring of interest-sensitive assets and liabilities, the Bank enters into various interest rate contracts (“interest rate protection contracts”) to help manage the Bank’s interest sensitivity. These contracts generally have a fixed notional principal amount and include (i) interest rate swaps where the Bank typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, (ii) interest rate caps and floors purchased where the Bank receives interest if the specified index falls below the floor rate or rises above the cap rate. All interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company’s interest risk management program. The income or expense associated with interest rate swaps, caps, and floors classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated market value of interest rate protection contracts are reflected in either the Bank’s income statement or balance sheet. A discussion of interest rate risks, credit risks and concentrations in derivative instruments is included in Note 19 of the “Notes to Consolidated Financial Statements.”

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank applies the same credit policy in making these commitments that it uses for on-balance sheet items.

Collateral obtained upon exercise of the commitment is determined based on management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land, and other items. The Bank normally does not require collateral for standby letters of credit. As of December 31, 2002, the Bank had outstanding standby letters of credit and commitments to make loans of $802,000 and $19.3 million, respectively.

For options written and commitments to purchase securities for forward delivery, the contractual amounts reflect the extent of the Bank’s involvement in various classes of financial instruments and do not represent exposure to credit loss. The Bank controls the credit risk of these instruments through credit approvals, limits, and monitoring procedures.

Options are contracts that allow the buyer of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller or writer of the option. As a writer of options, the Bank is paid a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. As of December 31, 2002, the Bank had no outstanding options.

Commitments to buy and sell securities for delayed delivery require the Bank to buy and sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in securities values and interest rates between the commitment and delivery dates. There were no commitments to sell securities for delayed delivery and no commitments to purchase securities as of December 31, 2002.

The Bank is prepared to fulfill the above commitments through scheduled maturities of loans and securities along with cash flows from operations, anticipated growth in deposits, and short-term borrowings.

Operating Results

Net Interest Income

Net interest income (interest income less interest expense) is an effective measurement of how well management has matched interest-rate sensitive assets and interest-bearing liabilities and is the Bank’s principal source of income. The fluctuations in interest rates materially affect net interest income. The accompanying graph analyzes these changes.

Net interest income increased by $2.3 million, or 7.7%, in 2002 compared to a 2.2% decrease and a 1.6% increase in 2001 and 2000, respectively. Volume, rate and yield changes in interest-earning assets and interest-bearing liabilities contributed to the increase in net interest income. Much of this change has resulted from an increase in loan volume and a decrease in 2002 investment securities volume, as a result of the earning asset strategy and a continued declining rate environment in 2002. Average interest-earning assets increased by $12.3 million, or 2.5%, in 2002, while average interest-bearing liabilities increased $14.1 million. Volume changes of equal amounts in interest-earning assets and interest-bearing liabilities generally increase net interest income because of the spread between the yield on loans and investments and the rates paid on interest-bearing liabilities. In 2002, average interest-bearing liabilities outgained average interest-earning assets by $1.8 million, and while the continued declining interest rates had an adverse effect on interest income, it had a more positive effect on lowering interest expense.

The Bank’s ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percent of average earning assets. The interest margin was 6.3% in 2002 compared to 6.0% in 2001 and 6.6% in 2000.

Interest margins are affected by several factors, one of which is the relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities. This factor determines the effect that fluctuating interest rates will have on net interest income. Rate-sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a relatively short time. The Bank’s objective in managing interest rate sensitivity is to achieve reasonable stability in the interest margin throughout interest rate cycles by maintaining the proper balance of rate sensitive assets and liabilities. For further analysis and discussion of interest rate sensitivity, refer to the preceding section entitled “Liquidity and Interest Rate Sensitivity Management.”

Another factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement gives a more accurate representation of the effect market interest rate movements have on interest rate-sensitive assets and liabilities. The average amount of the interest-bearing liabilities as noted in the table, “Distribution of

Assets, Liabilities, and Shareholders’ Equity, with Interest Rates and Interest Differentials,” increased 3.5% in 2002, while the average rate of interest paid decreased from 4.6% in 2001 to 3.4% in 2002. Average interest-earning assets increased 2.5% in 2002, while the average yield on earning assets decreased from 9.8% in 2001 to 9.2% in 2002.

The percentage of earning assets funded by interest-bearing liabilities also affects the Bank’s interest margin. The Bank’s earning assets are funded by interest-bearing liabilities, non-interest bearing demand deposits, and shareholders’ equity. The net return on earning assets funded by non-interest bearing demand deposits and shareholders’ equity exceeds the net return on earning assets funded by interest-bearing liabilities. The Bank maintains a relatively consistent percentage of earning assets funded by interest-bearing liabilities. In 2002, 83.8% of the Bank’s average earning assets were funded by interest-bearing liabilities as opposed to 83.0% in 2001 and 83.2% in 2000. Net interest income usually improves as earning assets are funded by a decreasing percentage of interest-bearing liabilities.

Summary of Operating Results

	Year Ended December 31,
	2002	2001	2000
	(In Thousands of Dollars)
Total Interest Income	$45,752	$47,776	$48,323
Total Interest Expense	14,134	18,419	18,292

Net Interest Income	31,618	29,357	30,031
Provision for Loan Losses	3,859	5,255	6,837

Net Interest Income After Provision for Loan Losses	27,759	24,102	23,194
Non-Interest Income	5,069	4,730	4,883
Non-Interest Expense	20,032	19,493	19,106

Income Before Income Taxes	12,796	9,339	8,971
Applicable Income Taxes	3,621	2,552	2,193

Net Income Before Cumulative Effect of a Change in Accounting Principle	$9,175	$6,787	$6,778

Cumulative Effect of a Change in Accounting Principle	$0	$(200)	$0

Net Income After Cumulative Effect of a Change in Accounting Principle	$9,175	$6,587	$6,778

Changes in Interest Earned and Interest Expense Resulting from

Changes in Volume and Changes in Rates

	2002 Compared to 2001			2001 Compared to 2000			2000 Compared to 1999
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net	Volume	Average Rate	Net
Interest Earned On:
Loans	$3,026	$(2,778)	$248	$2,788	$(2,627)	$161	$4,979	$(1,686)	$3,293
Taxable Investments	(468)	(1,435)	(1,903)	767	(1,207)	(440)	(527)	902	375
Non-Taxable Investments	(240)	(23)	(263)	(104)	(71)	(175)	(141)	58	(83)
Federal Funds	(71)	(35)	(106)	3	(96)	(93)	42	46	88

Total Interest-Earnings Assets	2,247	(4,271)	(2,024)	3,454	(4,001)	(547)	4,353	(680)	3,673

Interest Expense On:
Demand Deposits	96	(393)	(297)	37	(217)	(180)	(27)	(328)	(355)
Savings Deposits	70	(419)	(349)	18	(139)	(121)	(58)	(89)	(147)
Time Deposits	(61)	(4,376)	(4,437)	730	(258)	472	713	873	1,586
Other Liabilities	269	(726)	(457)	567	(610)	(43)	1,865	(22)	1,843

Total Interest-Bearing Liabilities	374	(5,914)	(5,540)	1,352	(1,224)	128	2,493	434	2,927

Increase in Net Interest Income	$1,873	$1,643	$3,516	$2,102	$(2,777)	$(675)	$1,860	$(1,114)	$746

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual losses experienced during the year and management’s judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $3.8 million during the year, a decrease of $1.4 million over the prior year, and accordingly a provision of $3.9 million was expensed for loan losses in 2002. The allowance is at 1.85% of total loans outstanding at December 31, 2002, compared to 1.98% in 2001. The decrease in charge-offs (net of recoveries) was due to continued improvements in the ALC loan portfolio. For additional information and discussion of the allowance for loan losses, refer to the section entitled “Loans and Allowances for Loan Losses.”

Non-Interest Income

Non-interest income consists of revenues generated by a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales and trading activities. In addition, gains and losses from the sale of investment portfolio securities are included in non-interest income.

The Bank introduced an overdraft protection product in 2000 called “Bounce Protection.” This product allows for automatic payment of a non-sufficient fund check, and the fees it generated coupled with a new daily overdraft fee contributed to the 9.4% increase in service and other charges on deposit accounts in 2002, 18.3% in 2001 and 12.2% in 2000. The increase in credit life insurance premium volume was offset by the decrease in other income in 2002.

Non-recurring items of non-interest income include all the investment securities gains and losses. Investment securities had a net gain of $198,064 in 2002 compared to a $165,984 gain in 2001 and a $127,333 gain in 2000. Income generated in the area of securities gains and losses is dependent on many factors including investment portfolio strategies, interest rate changes, and the short-, intermediate-, and long-term outlook for the economy.

The Bank organized a wholly-owned subsidiary, FUSB Reinsurance, Inc., in 2000. This company reinsures or “underwrites” credit life, credit accident and health insurance policies sold to the Bank’s consumer loan customers. FUSB Reinsurance, Inc. is responsible for the first level of risk on the policies up to a specified maximum amount, and the primary third party insurer retains the remaining risk. As a result, more credit life insurance premiums and commissions are retained by the Bank. These premiums and commissions increased from $917,000 in 2001 to $925,000 in 2002.

The Bank continues to search for new sources of non-interest income. These sources will come from innovative ways of performing banking services now as well as providing new services in the future. The reinsurance company is an example of this philosophy.

Non-Interest Expense

Non-interest expense consists primarily of four major categories: salaries and employee benefits, occupancy expense, furniture and equipment expense, and other expense. These expenses were impacted by the closing of one office in 2000, three offices in 2001, and three offices in 2002. Additionally, the Bank opened one new branch office in 2002. Management continues to evaluate the profitability of all locations and as a result of the closures in 2002, personnel and other office associated expenses were reduced. These events impacted the ratio of non-interest expense to average assets, and the ratio remained stable during the period at 3.8%, 3.8% and 3.9% in 2002, 2001, and 2000, respectively.

Total salaries and benefits increased approximately $417,650, or 3.8%, in 2002. This increase is attributable to a combination of normal merit adjustments, the staffing of our new Calera office and the closing of three ALC offices in 2002. The decrease of 1.2% in 2001 was due to the closing of three ALC offices, and the increase of 4.2% in 2000 was due to normal merit increases. At December 31, 2002, the Bank had 280 full-time equivalent employees compared to 290 in 2001 and 300 in 2000. The reduction in staff was accomplished by closing seven ALC offices during this three-year period and managing attrition.

United Security sponsors an Employee Stock Ownership Plan with 401(k) provisions. The Company made matching contributions totaling $427,676, $349,533 and $471,392 in 2002, 2001, and 2000, respectively.

Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes, and other expenses associated with maintaining seventeen banking offices and twenty-six finance company offices. The Bank owns all banking offices, and all ALC offices are leased. Net occupancy expense increased 0.7% in 2002, 1.8% in 2001, and 11.2% in 2000.

Furniture and equipment expense decreased 4.5% in 2002, compared to a decrease of 12.1% in 2001 and an increase of 5.3% in 2000. The decrease in 2002 and 2001 relates to the ALC office closures.

Other expenses consist of stationery, printing supplies, advertising, postage, telephone, legal and other professional fees, other non-credit losses, and other insurance including deposit insurance, and other miscellaneous expenses. Other expenses increased $176,443, or 3.1%, in 2002, increased 13.9% in 2001 and decreased 1.9% in 2000. The increase in other expenses for 2002 is due in part to losses on limited partnerships and increased expense in accounting, collections and other outside service fees. Refer to Note 16 to the

“Notes to Consolidated Financial Statements” for an analysis of the significant components of other expenses.

Provision for Income Taxes

United Security’s provision for income taxes increased 41.9% in 2002. This increase was caused, in part, by a 37.0% increase in income before taxes. The Company’s effective income tax rates for 2002, 2001, and 2000 were 28%, 28%, and 24%, respectively. Note 11 to the “Notes to Consolidated Financial Statements” provides additional information about the provision for income taxes.

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax asset. Management believes that the subsidiaries may be able to generate sufficient operating earnings to realize the deferred tax benefits. However, a portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. Because of these uncertainties, a valuation allowance has been established. Management periodically evaluates the realizability of the deferred tax asset and, if necessary, adjusts the valuation allowance accordingly.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is contained in Item 7 herein under the heading “Liquidity and Interest Rate Sensitivity Management.”

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders

United Security Bancshares, Inc.:

We have audited the accompanying consolidated statement of condition of UNITED SECURITY BANCSHARES, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2002 and the related consolidated statements of income, shareholders’ equity, and cash flow for the year then ended. The financial statements of UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES as of December 31, 2001, and the results of their operations and their cash flows for each of the two years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 18, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES as of December 31, 2002, and the results of their operations and their cash flow for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2002 UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES changed its method of accounting for goodwill.

Birmingham, Alabama

March 6, 2003

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2002 AND 2001

ASSETS

	2002	2001
CASH AND DUE FROM BANKS	$11,575,950	$11,451,459
INTEREST BEARING DEPOSITS IN OTHER BANKS	5,166,401	12,521,547

Total cash and cash equivalents	16,742,351	23,973,006
FEDERAL FUNDS SOLD	0	1,000,000
INVESTMENT SECURITIES AVAILABLE FOR SALE	134,529,828	138,841,599
LOANS, net of allowance for loan losses of $6,623,056 and $6,589,829, respectively	351,434,399	332,994,220
PREMISES AND EQUIPMENT, net of accumulated depreciation of $11,780,463 and $12,079,513, respectively	10,833,623	10,010,877
ACCRUED INTEREST RECEIVABLE	4,353,066	4,592,742
INVESTMENT IN LIMITED PARTNERSHIPS	3,873,813	4,732,036
OTHER ASSETS	13,551,180	6,967,070

Total assets	$535,318,260	$523,111,550

LIABILITIES AND SHAREHOLDERS’ EQUITY

DEPOSITS:
Demand, non-interest bearing	$39,859,395	$43,414,462
Demand, interest bearing	70,576,605	65,058,441
Savings	43,509,328	41,192,678
Time, $100,000 and over	52,154,594	58,821,320
Other time	147,000,343	146,328,159

Total deposits	353,100,265	354,815,060
OTHER LIABILITIES	6,921,399	6,743,711
SHORT-TERM BORROWINGS	2,391,165	354,609
LONG-TERM DEBT	105,873,538	95,991,960

Total liabilities	468,286,367	457,905,340

COMMITMENTS AND CONTINGENCIES (Note 17 and 18)

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 10,000,000 shares authorized; 3,656,730 and 3,647,330 shares issued, respectively	36,567	36,473
Surplus	9,158,988	8,994,582
Accumulated other comprehensive income, net of tax	1,860,107	938,568
Retained earnings	66,724,925	61,435,670
Treasury stock, 442,643 and 280,924 shares at cost, respectively	(10,748,694)	(6,199,083)

Total shareholders’ equity	67,031,893	65,206,210

Total liabilities and shareholders’ equity	$535,318,260	$523,111,550

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
INTEREST INCOME:
Interest and fees on loans	$37,478,274	$37,230,192	$37,068,571
Interest on investment securities available for sale:
Taxable	6,862,930	8,697,597	9,209,478
Tax-exempt	1,006,530	1,270,440	1,445,327
Other interest and dividends	397,911	329,262	327,257

	8,267,371	10,297,299	10,982,062
Interest on trading account securities	0	136,682	67,095
Interest on federal funds sold	6,058	112,002	205,049

Total interest income	45,751,703	47,776,175	48,322,777
INTEREST EXPENSE:
Interest on deposits	9,281,548	13,437,806	13,266,859
Interest on short-term borrowings	51,158	28,726	210,284
Interest on long-term debt	4,801,204	4,953,112	4,815,017

	14,133,910	18,419,644	18,292,160

NET INTEREST INCOME	31,617,793	29,356,531	30,030,617
PROVISION FOR LOAN LOSSES	3,859,363	5,254,585	6,837,463

Net interest income after provision for loan losses	27,758,430	24,101,946	23,193,154
NONINTEREST INCOME:
Service and other charges on deposit accounts	2,966,294	2,712,506	2,293,328
Credit life insurance income	952,031	916,685	1,054,434
Investment securities gains, net	198,064	178,634	15,330
Trading securities (losses) gains, net	0	(12,650)	112,003
Other income	952,376	934,710	1,407,925

Total non-interest income	5,068,765	4,729,885	4,883,020
NONINTEREST EXPENSE:
Salaries and employee benefits	11,494,922	11,077,272	11,206,133
Furniture and equipment expense	1,390,301	1,455,534	1,645,441
Occupancy expense	1,359,120	1,349,738	1,326,296
Other expense	5,787,224	5,610,781	4,928,084

Total non-interest expense	20,031,567	19,493,325	19,105,954

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	12,795,628	9,338,506	8,970,220
PROVISION FOR INCOME TAXES	3,620,574	2,551,509	2,192,562

NET INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	9,175,054	6,786,997	6,777,658
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of tax	0	(200,000)	0

NET INCOME AFTER CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$9,175,054	$6,586,997	$6,777,658

AVERAGE NUMBER OF SHARES OUTSTANDING	3,252,767	3,493,758	3,570,131

NET INCOME PER SHARE:
Basic earnings per share before cumulative effect of a change in accounting principle	$2.82	$1.94	$1.90

Diluted earnings per share before cumulative effect of a change in accounting principle	$2.82	$1.94	$1.89

Basic earnings per share after cumulative effect of a change in accounting principle	$2.82	$1.89	$1.90

Diluted earnings per share after cumulative effect of a change in accounting principle	$2.82	$1.88	$1.89

DIVIDENDS PER SHARE	$1.20	$1.02	$.92

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
BALANCE, December 31, 1999	$36,320	$8,727,877	$(1,752,880)	$54,911,314	$(251,820)	$61,670,811
Comprehensive income:
Net income	0	0	0	6,777,658	0	6,777,658
Net change in unrealized gain (loss) on securities available for sale and derivatives, net of tax	0	0	2,422,846	0	0	2,422,846

Comprehensive income						9,200,504
Dividends paid	0	0	0	(3,284,795)	0	(3,284,795)
Exercise of stock options	24	41,101	0	0	0	41,125

BALANCE, December 31, 2000	36,344	8,768,978	669,966	58,404,177	(251,820)	67,627,645
Comprehensive income:
Net income after cumulative effect of a change in accounting principle	0	0	0	6,586,997	0	6,586,997
Net change in unrealized gain (loss) on securities available for sale and derivatives, net of tax	0	0	292,602	0	0	292,602
Cumulative effect of a change in accounting principle	0	0	(24,000)	0	0	(24,000)

Comprehensive income						6,855,599
Dividends paid	0	0	0	(3,555,504)	0	(3,555,504)
Purchase of treasury stock	0	0	0	0	(5,947,263)	(5,947,263)
Exercise of stock options	129	225,604	0	0	0	225,733

BALANCE, December 31, 2001	36,473	8,994,582	938,568	61,435,670	(6,199,083)	65,206,210
Comprehensive income:
Net income	0	0	0	9,175,054	0	9,175,054
Net change in unrealized gain (loss) on securities available for sale and derivatives, net of tax	0	0	921,539	0	0	921,539

Comprehensive income						10,096,593
Dividends paid	0	0	0	(3,885,799)	0	(3,885,799)
Purchase of treasury stock	0	0	0	0	(4,549,611)	(4,549,611)
Exercise of stock options	94	164,406	0	0	0	164,500

BALANCE, December 31, 2002	$36,567	$9,158,988	$1,860,107	$66,724,925	$(10,748,694)	$67,031,893

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,175,054	$6,586,997	$6,777,658
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,046,982	1,157,284	1,179,153
Provision for loan losses	3,859,363	5,254,585	6,837,463
Deferred income tax expense (benefit)	121,631	228,375	(324,436)
Amortization of intangibles	0	370,837	389,643
Gain on sale of securities, net	(198,064)	(178,634)	(15,330)
Gain on sale of fixed assets, net	(68,645)	(33,643)	0
Amortization of premium and discounts, net	446,183	178,843	122,266
Changes in assets and liabilities:
Decrease in accrued interest receivable	239,676	463,994	606,382
Decrease (increase) in other assets	779,618	388,831	(975,303)
(Decrease) increase in interest payable	(288,306)	(345,796)	87,689
(Decrease) increase in other liabilities	(181,970)	334,553	651,446

Net cash provided by operating activities	14,931,522	14,406,226	15,336,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(69,732,399)	(57,888,489)	(13,830,038)
Proceeds from sales of investment securities available for sale	124,244	23,088,582	11,592,680
Proceeds from maturities and prepayments of investment securities available for sale	75,119,678	48,831,725	13,565,973
Purchase of insurance	(6,505,505)	0	(1,516,101)
Net change in loan portfolio	(22,299,542)	(40,809,170)	(27,367,185)
Net decrease (increase) in Federal Funds sold	1,000,000	(1,000,000)	0
Purchase of premises and equipment, net	(1,801,083)	(1,604,291)	(838,418)

Net cash used in investing activities	(24,094,607)	(29,381,643)	(18,393,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in customer deposits	(1,714,795)	16,658,602	11,405,781
Net increase (decrease) in short-term borrowings	2,036,556	(773,198)	(15,917,182)
Proceeds from FHLB advances and other borrowings	20,000,000	10,000,000	43,000,000
Repayment of FHLB advances and other borrowings	(10,118,421)	(10,118,421)	(12,618,421)
Proceeds from issuance of common stock	164,500	225,733	41,125
Dividends paid	(3,885,799)	(3,555,504)	(3,284,795)
Purchases of treasury stock	(4,549,611)	(5,947,263)	0

Net cash provided by financing activities	1,932,430	6,489,949	22,626,508

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,230,655)	(8,485,468)	19,570,050
CASH AND CASH EQUIVALENTS, beginning of year	23,973,006	32,458,474	12,888,424

CASH AND CASH EQUIVALENTS, end of year	$16,742,351	$23,973,006	$32,458,474

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

1.    DESCRIPTION OF BUSINESS

United Security Bancshares, Inc. (the “Company” or “USB”) and its subsidiary, First United Security Bank (the “Bank” or “FUSB”) provide commercial banking services to customers located primarily in Clarke, Choctaw, Bibb, and surrounding counties in Alabama and Mississippi. The Company also owns all of the stock of First Security Courier Corporation, (“FSCC”) an Alabama corporation. FSCC is a courier service organized to transport items for processing to the Federal Reserve for financial institutions located in Southwest Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“Acceptance” or “ALC”), an Alabama corporation. Acceptance is a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. Acceptance has offices located within the communities served by the Bank as well as offices outside the Bank’s market area in North and Southeast Alabama and Eastern Mississippi. The Bank also owns all of the stock of FUSB Reinsurance, Inc. (“Reinsurance”), an Arizona corporation. Reinsurance is an insurance company that was created to underwrite credit life and accidental death insurance related to loans written by the Bank and ALC. The Bank also invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, FSCC, the Bank and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Bank’s investments in limited partnerships are carried on an unconsolidated basis under either the equity or cost method based on the percentage of ownership and influence over operations.

Use of Estimates

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States (“GAAP”) and with general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, in some cases, management obtains independent appraisals for significant properties, evaluates the overall portfolio characteristics and delinquencies and monitors economic conditions.

A substantial portion of the Company’s loans is secured by real estate in its primary market area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a portion of the carrying amount of foreclosed real estate are susceptible to changes in economic conditions in the Company’s primary market.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The Company is required to maintain average balances by the Federal Reserve Bank. The average amount of this reserve balance was $25,000 for the years ended December 31, 2002 and 2001.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental disclosures of cash flow information and noncash transactions related to cash flows for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000
Cash paid during the period for:
Interest	$14,484,719	$18,765,350	$18,204,471
Income taxes	3,760,000	3,199,754	1,735,284

Supplemental schedule of noncash investment and financing activities:
Dividends declared but unpaid	0	0	0

Securities

Securities may be held in three portfolios: trading account securities, held to maturity securities, and securities available for sale. Trading account securities are carried at market value, with unrealized gains and losses included in earnings. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available for sale are carried at market value, with any unrealized gains or losses excluded from earnings and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income. Investment securities available for sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning, or other valid business purposes. The Company held no securities in its held to maturity portfolio at December 31, 2002 and 2001.

Included in investment securities available for sale is stock in the Federal Home Loan Bank (“FHLB”) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists; therefore, the fair value of such stock is assumed to approximate cost. The investment in the stock is required of every member of the FHLB system.

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

Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company uses derivative instruments, which can include interest rate swaps, caps, and floors. At January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended, (Statement 133) which requires all derivative instruments to be carried at fair value on the statement of condition. As part of the adoption of the standard, the Company recorded a net–of–tax cumulative effect adjustment in accumulated other comprehensive income of $24,000 to recognize at fair value all derivatives that are designated as cash–flow hedging instruments, and recorded a cumulative effect adjustment to earnings of $200,000 to recognize at fair value all derivatives, which did not achieve hedge accounting under this standard.

The Company designates the derivative on the date the derivative contract is entered into as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or (2) a hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). Changes in the fair value of a derivative that is highly effective as—and that is designated and qualifies as—a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as—and that is designated and qualifies as—a cash-flow hedge are

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below. The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is redesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, hedge accounting is discontinued prospectively and the derivative will continue to be carried on the balance sheet at its fair value with all changes in fair value being recorded in earnings but with no offsetting being recorded on the hedged item or in other comprehensive income for cash flow hedges.

Loans and Interest Income

Loans are reported at principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs, and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to yield of the related loans.

Interest on commercial and real estate loans is accrued and credited to income based on the principal amount outstanding. Interest on installment loans is recognized using the interest method for a limited number of loans, according to the rule of 78’s which approximates the interest method.

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Mortgage Loans Held for Sale

At December 31, 2002 and 2001, mortgage loans held for sale represented residential mortgage loans held for sale. Loans held for sale are carried at the lower of aggregate cost or market value and are classified as loans on the balance sheet.

Allowance for Loan Losses

The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, and changes in its risk profile, credit concentrations, historical trends, and economic conditions. This evaluation also considers the

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during periods they become known.

Long-Lived Assets

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Goodwill and core deposit intangibles are included in other assets. Goodwill has been amortized, prior to 2002, using the straight-line method, over 20 years and core deposits from six to ten years. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses how intangible assets that are acquired individually or with a group of assets should be accounted for in financial statements upon their acquisition. The statement also requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test annually for impairment. The Company had upon adoption of this statement, $4.1 million in unamortized goodwill, and, in accordance with this statement, performed a transition impairment test and an annual impairment analysis and concluded no impairment charge was needed.

Other Real Estate

Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Other real estate aggregated $1,296,285 and $1,342,149 at December 31, 2002 and 2001, respectively, and is included in other assets.

Income Taxes

The Company accounts for income taxes through the use of the liability method. Under the liability method, deferred taxes are recognized for the tax-consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

Treasury Stock

Treasury stock purchases and sales are accounted for using the cost method.

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed based upon the weighted average number of shares outstanding during the period, plus the dilutive effect of outstanding stock options.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the earnings per share calculations for the years ended December 31, 2002, 2001, and 2000:

For the Years Ended	Net Income	Weighted Average Shares	Earnings Per Share
December 31, 2002:
Net Income	$9,175,054
Basic earnings per share	9,175,054	3,252,767	$2.82

Dilutive securities	0	0

Diluted earnings per share	$9,175,054	3,252,767	$2.82

December 31, 2001:
Before cumulative effect of a change in accounting principle:
Basic earnings per share	$6,786,997	3,493,758	$1.94

Dilutive securities	0	7,328

Diluted earnings per share	$6,786,997	3,501,086	$1.94

After cumulative effect of a change in accounting principle:
Basic earnings per share before cumulative effect of a change in accounting principle	$6,786,997	3,493,758	$1.94
Cumulative effect of a change in accounting principle	(200,000)	3,493,758	(.05)

Basic earnings per share after cumulative effect of a change in accounting principle	$6,586,997	3,493,758	$1.89

Dilutive securities	0	7,328

Diluted earnings per share after cumulative effect of a change in accounting principle	$6,586,997	3,501,086	$1.88

December 31, 2000:
Net income	$6,777,658
Basic earnings per share	6,777,658	3,570,131	$1.90

Dilutive securities	0	9,695

Diluted earnings per share	$6,777,658	3,579,826	$1.89

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations, which served to supersede Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. According to this statement, all business combinations are to be accounted for using one method, purchase accounting. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company’s adoption of this new statement did not have a material impact on its consolidated financial position or consolidated results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (Statement 142), which served to supersede APB No. 17, Intangible Assets. This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test annually in accordance with the provisions of

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement 142. Intangible assets with definite useful lives to their estimated residual values are reviewed for impairment in accordance with FASB’s Statement No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (Statement 144). At January 1, 2002, the Company adopted Statement 142, and as of that date, had unamortized goodwill in the amount of $4.1 million, which is subject to the transition provisions of Statement No. 142. The Company, in accordance with Statement 142, performed a transition impairment test on its goodwill assets, which indicated no impairment charge was required. The Company also performed its annual impairment analysis and concluded no impairment charge was required. The Company has no other indefinite lived intangible assets recorded in its statement of financial condition and no reclassifications or adjustments to the useful lives of these assets were made as a result of adopting Statement 142. Goodwill amortization expense was approximately $361,000 and $369,000 for the years ended December 31, 2001, and 2000. See Note 6 for additional discussion on goodwill and other intangible assets.

On January 1, 2002, the Company adopted Statement 144. Statement 144 supersedes FASB Statement No. 121 (Statement 121) and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of Accounting Principles Board (APB) Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion 20). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The adoption of Statement 144 did not have a material impact on the Company’s financial condition or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (Statement 145). Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, and if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement 145 amends Statement 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement 145 related to the recission of Statement 4 are effective for financial statements issued by the Company’s after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The changes required by Statement 145 are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146). Statement 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 will apply to all exit or disposal activities initiated after December 31, 2002. At this time, the Company does not expect the adoption of the provisions of Statement 146 to have a material impact on the Company’s financial results.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisition of Certain Financial Institutions” (Statement 147). Statement 147 amends the previous accounting guidance which required the acquiror of certain financial institutions where the fair market value of liabilities assumed was greater than the fair value of the tangible assets and identifiable intangible assets acquired to recognize and account for the excess as an unidentifiable intangible asset to be amortized over a period no greater than the life of the long-term interest bearing assets acquired. Under Statement 147, this excess, if acquired in a business combination, represents goodwill that

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

should be accounted for in accordance with Statement 142. In addition, Statement 147 amends Statement 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires. The provisions of Statement 147 were effective October 1, 2002. The adoption of the provisions of Statement 147 did not have a material impact on the Company’s financial results.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 is not expected to have a material impact on the Company’s financial results.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123” (Statement 148). Statement 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,”(Statement 123) to provide alternative methods of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Statement 148 is not expected to have a material impact on the Company’s financial results.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (Interpretation 46). Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity. (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact of Interpretation No. 46 and has identified limited partnership investments in affordable housing projects that are considered variable interests. The company has provided funding as a limited partner and receives tax credit for any losses incurred by the projects based on partnership share. At December 31, 2002, the Company has approximately $3.9 million associated with these investments. The Company adjusts the carrying value of these investments for any losses or impairment incurred by the partnerships through earnings. Although these investments are considered variable interest entities under Interpretation 46, the Company has not yet determined how many of these entities, if any, will need to be consolidated. See Note 7 for additional discussion of investments in limited partnerships.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    INVESTMENT SECURITIES

Details of investment securities available for sale at December 31, 2002 and 2001 are as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties, and political subdivisions	$14,112,640	$650,144	$(50,009)	$14,712,775
U.S. treasury securities and obligations of U.S. government agencies	113,827	0	0	113,827
Mortgage-backed securities	110,389,358	3,041,455	(162,840)	113,267,973
Equity securities	132,120	50,833	0	182,953
Preferred stock	600,000	32,400	0	632,400
FHLB stock	5,619,900	0	0	5,619,900

Total	$130,967,845	$3,774,832	$(212,849)	$134,529,828

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties, and political subdivisions	$19,402,327	$493,563	$(289,989)	$19,605,901
U.S. treasury securities and obligations of U.S. government agencies	3,026,961	103,794	0	3,130,755
Mortgage-backed securities	108,692,632	1,983,285	(302,498)	110,373,419
Equity securities	200,123	118,301	0	318,424
Preferred stock	600,000	7,500	0	607,500
FHLB stock	4,805,600	0	0	4,805,600

Total	$136,727,643	$2,706,443	$(592,487)	$138,841,599

The scheduled maturities of investment securities available for sale at December 31, 2002 are presented in the following table:

	Amortized Cost	Estimated Fair Value
Maturing within one year	$417,986	$426,217
Maturing after one but before five years	2,522,718	2,660,065
Maturing after five but before fifteen years	49,033,641	51,006,076
Maturing after fifteen years	73,241,480	74,634,618
Equity securities and FHLB stock	5,752,020	5,802,852

Total	$130,967,845	$134,529,828

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities available for sale with a carrying value of $84,000,993 and $84,050,210 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes.

Gross gains realized on sales of securities available for sale were $198,064 in 2002, $178,634 and $15,330 in 2001 and 2000, respectively. There are no gross realized losses on those sales in 2002, 2001, and 2000. There were no gross realized gains or losses on sales of trading account securities for 2002. Gross realized gains on trading account securities were $0 in 2001, and gross realized losses on those sales were $12,650. Gross realized gains on trading account securities were $115,058 in 2000, and gross realized losses on those sales were $3,055.

4.    LOANS AND ALLOWANCE FOR LOAN LOSS

At December 31, 2002 and 2001, the composition of the loan portfolio was as follows:

	2002	2001
Commercial, financial, and agricultural	$40,144,888	$45,345,173
Real estate mortgage	241,668,505	216,978,804
Installment	82,569,936	83,782,619
Less:
Allowance for loan losses	6,623,056	6,589,829
Unearned interest, commissions, and fees	6,325,874	6,522,547

Total	$351,434,399	$332,994,220

Included in real estate mortgage loans are mortgage loans held for sale of $1,154,900 and $1,634,600 at December 31, 2002 and 2001, respectively.

The Company grants commercial, real estate, and installment loans to customers primarily in Clarke, Choctaw, Bibb, and surrounding counties in southwest Alabama, and southeast Mississippi. Although the Company has a diversified loan portfolio, the ability of a substantial number of the Bank’s loan customers to honor their obligations is dependent upon the timber and timber-related industries. At December 31, 2002, approximately $26.7 million of the Company’s loan portfolio consisted of loans to customers in the timber and timber-related industries.

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and Bank, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 2002 and 2001 were $1,409,152 and $1,613,438, respectively. During the year ended December 31, 2002, new loans to these parties totaled $1,449,614 and repayments were $1,653,900.

A summary of the transactions in the allowance for loan losses follows:

	2002	2001	2000
Balance at beginning of year	$6,589,829	$6,529,155	$5,579,072
Provision for loan losses	3,859,363	5,254,585	6,837,463
Loans charged off	(4,910,640)	(6,049,538)	(6,481,402)
Recoveries of loans previously charged off	1,084,504	855,627	594,022

Balance at end of year	$6,623,056	$6,589,829	$6,529,155

At December 31, 2002 and 2001, the recorded investment in loans that were considered to be impaired was $3,815,189 and $335,317, respectively, all of which were on a non-accrual basis at year-end. There was approximately $573,161 and $167,658 at December 31, 2002 and 2001, respectively, in the allowance for loan losses specifically allocated to these impaired loans. The average recorded investment in impaired loans was approximately $2,402,336 and

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$360,317 at December 31, 2002 and 2001, respectively. No material amount of interest income was recognized in impaired loans for the years ended December 31, 2002 and 2001.

Loans on which the accrual of interest has been discontinued amounted to $6,228,740 and $2,594,868 at December 31, 2002 and 2001, respectively. If interest on those loans had been accrued, such income would have approximated $367,215, $214,479 and $193,983, for 2002, 2001, and 2000, respectively. Interest income actually recorded on those loans amounted to $97,681, $64,045 and $30,374, for 2002, 2001 and 2000, respectively.

5.    PREMISES AND EQUIPMENT

Premises and equipment and their depreciable lives are summarized as follows:

	2002	2001
Land	$1,928,349	$1,627,507
Premises (40 years)	10,534,701	9,228,650
Furniture, fixtures, and equipment (3-7 years)	10,151,036	11,234,233

	22,614,086	22,090,390
Less accumulated depreciation	11,780,463	12,079,513

Total	$10,833,623	$10,010,877

Depreciation expense of $1,046,982, $1,157,284 and $1,179,153 was recorded in 2002, 2001, and 2000, respectively, on premises and equipment.

6.    GOODWILL AND INTANGIBLE ASSETS

The Bank adopted the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142) on January 1, 2002, which ceased amortizing of its goodwill. This decreased noninterest expense and increased net income in 2002 as compared to 2001 and 2000. The following table shows the pro forma effects of applying Statement 142 to the 2001 and 2000 periods.

	For the Years Ended
	December 31, 2001		December 31, 2000
	Net Income	Earnings per Share	Net Income	Earnings per Share
Earnings per common share computation:
Net income/Earnings per share as reported	$6,586,997	$1.89	$6,777,658	$1.90
Goodwill amortization add back net of tax	234,650.07		239,850.07

Adjusted net income/Earnings per share	$6,821,647	$1.96	$7,017,508	$1.97

Diluted earnings per common share computation:
Net income/Earnings per share as reported	$6,586,997	$1.88	$6,777,658	$1.89
Goodwill amortization add back net of tax	234,650.07		239,850.07

Adjusted net income/Earnings per share	$6,821,647	$1.95	$7,017,508	$1.96

7.    INVESTMENT IN LIMITED PARTNERSHIPS

The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under either

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the equity or cost method based on the percentage ownership and influence over operations. The Bank’s investment balances in these partnerships were $3,873,813 and $4,732,036 at December 31, 2002 and 2001, respectively. Losses related to these partnerships amounted to approximately $826,364, $534,638 and $176,000, for 2002, 2001, and 2000 respectively. Management analyzes these investments annually for potential impairment.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships. See Note 2 for additional discussion on the Bank’s investment in limited partnerships, included in “Recent Accounting Pronouncements”.

The Bank had no remaining cash commitments to these partnerships at December 31, 2002.

8.    DEPOSITS

At December 31, 2002, the scheduled maturities of the Bank’s time deposits greater than $100,000 are as follows:

2003	$29,700,131
2004	7,488,443
2005	6,832,971
2006	2,105,486
2007 and thereafter	6,027,563

$52,154,594

Additionally, included in the Bank’s other time deposits at December 31, 2002 is $7,664,967 in state and municipal time open deposits greater than $100,000 and maturing within one year.

9.    SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase which generally mature within one to four days from the transaction date, treasury tax and loan deposits which are withdrawable on demand, and FHLB advances with original maturities in less than one year.

Information concerning short-term borrowings is as follows:

	2002
	Federal Funds Purchased	Repurchase Agreements	Treasury Tax and Loan Deposits
Average balance during the year	$1,844,479	$0	$850,287

Average interest rate during the year	2.13%	0%	1.41%

Maximum month-end balance during the year	$9,475,000	$0	$2,417,154

At December 31, 2002, the Bank has $40 million in available federal fund lines from correspondent banks.

	2001
	Federal Funds Purchased	Repurchase Agreements	Treasury Tax and Loan Deposits
Average balance during the year	$0	$0	$791,886

Average interest rate during the year	0%	0%	3.63%

Maximum month-end balance during the year	$0	$0	$2,052,479

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.  LONG-TERM DEBT

The Company uses Federal Home Loan Bank advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. Investment securities and 1-4 family mortgage loans amounting to $54,499,451 and $29,921,862, respectively, secure these borrowings. At December 31, 2002, the Bank experienced significant paydowns of Mortgage Backed Securities due to the continuing decrease in interest rates, and therefore, did not hold sufficient collateral pledged to meet the FHLB requirements under their collateral agreement. Subsequent to December 31, 2002, additional funds were pledged to meet collateral agreement requirements.

The following summarizes information concerning Federal Home Loan Bank advances and other borrowings:

	2002	2001
Balance at year-end	$105,873,539	$95,991,960
Average balance during the year	99,597,225	96,045,240
Maximum month-end balance during the year	105,910,088	96,094,664
Average rate paid during the year	4.82%	5.16%
Weighted average remaining maturity	4.46 years	4.28 years

Interest rates on FHLB advances ranged from 1.29% to 6.50% and 1.79% to 6.50% at December 31, 2002 and 2001, respectively.

Scheduled maturities of Federal Home Loan Bank advances during 2003 are approximately $35 million. In 2004, there are $20 million in scheduled maturities. In 2005, there are $0.18 million scheduled maturities. There are no scheduled maturities in 2006. In 2007, there are $5.0 million in scheduled maturities. In 2008, there are $32.69 million in scheduled maturities. There are no scheduled maturities for 2009. In 2010, there are $13 million in scheduled maturities.

At December 31, 2002, the Bank has $107.3 million in available credit from the Federal Home Loan Bank.

11.  INCOME TAXES

The consolidated provisions (benefits) for income taxes for the years ended December 31 were as follows:

	2002	2001	2000
Federal
Current	$2,954,514	$1,895,868	$2,036,092
Deferred	116,588	200,982	(288,305)

	3,071,102	2,096,850	1,747,787

State
Current	544,429	427,266	480,906
Deferred	5,043	27,393	(36,131)

	549,472	454,659	444,775

Total	$3,620,574	$2,551,509	$2,192,562

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 34% to pretax earnings for the following reasons:

	2002	2001	2000
Income tax expense at federal statutory rate	$4,285,251	$3,175,092	$3,049,875
Increase (decrease) resulting from:
Tax-exempt interest	(423,755)	(477,770)	(548,993)
State income tax expense, net of federal income tax benefit	361,575	300,075	293,552
Low income housing tax credits	(700,000)	(681,253)	(600,000)
Other	97,503	235,365	(1,872)

Total	$3,620,574	$2,551,509	$2,192,562

Effective tax rate	28%	28%	24%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below:

	2002	2001
Deferred tax assets:
Allowance for loan losses	$2,168,230	$1,873,948
Accrued vacation	22,800	22,200
Capital loss carryover	30,222	27,041
Deferred compensation	23,221	0
Deferred commissions and fees	0	460,559
Gain on sale of investments	155,074	15,794
Other	105,703	76,762

Total gross deferred tax asset	2,505,250	2,476,304
Valuation allowance	(30,222)	(27,041)

Net deferred tax assets	2,475,028	2,449,263
Deferred tax liabilities:
Premises and equipment	586,536	502,409
Limited partnerships	238,774	456,690
Unrealized gain on securities available for sale	886,412	563,141
Goodwill amortization	112,141	0
Deferred commissions and fees	102,927	0
Other deferred tax liabilities	234,044	167,927

Total gross deferred tax liabilities	2,160,834	1,690,167

Net deferred tax asset	$314,194	$759,096

12.  EMPLOYEE BENEFIT PLANS

The Company sponsors an Employee Stock Ownership Plan with 401(k) provisions. This plan covers substantially all employees and allows employees to contribute up to 15% of their compensation on a before-tax basis. The Company may make discretionary contributions to match employee contributions dollar for dollar up to 6% of an employee’s compensation. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $231,695 and $349,533 in 2002 and 2001, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.   LONG-TERM INCENTIVE COMPENSATION PLAN

The Company’s Long Term Incentive Compensation Plan (“LTICP”) provides for a number of forms of stock based compensation for key employees of USB and its subsidiaries. Under the plan, eligible employees may be awarded incentive and nonqualified stock options, stock appreciation rights, and restricted stock. The LTICP provides for the issuance of up to 60,000 shares of USB common stock with a par value of $.01 per share. In addition, each option expires no later than five years after the grant date. The exercise price of each option is determined by the compensation committee, but in the case of incentive stock options, the price shall not be less than the fair market value on the grant date.

The Company continues to record compensation cost under APB No. 25. Had compensation cost been determined, consistent with the fair value based method of recording for stock-based compensation allowed for under SFAS No. 123, the Company’s net income would have been decreased to the following pro forma amounts:

	Fiscal Year Ended December 31, 2002	Fiscal Year Ended December 31, 2001	Fiscal Year Ended December 31, 2000
Net income—as reported	$9,175,054	$6,586,997	$6,777,658
Net income—pro forma	9,175,054	6,586,997	6,777,658
Basic net income per share—as reported	2.82	1.89	1.90
Basic net income per share—pro forma	2.82	1.89	1.90
Diluted net income per share—as reported	2.82	1.88	1.89
Diluted net income per share—pro forma	2.82	1.88	1.89

A summary of the status of the Company’s stock option plan at December 31, 2002, 2001, and 2000 and the changes during the year then ended is as follows:

	2002		2001		2000
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	12,080	$21.74	26,254	$19.36	28,604	$19.21
Granted	0	0.00	0	0.00	0	0.00
Exercised	9,400	17.50	12,899	17.50	2,350	17.50
Expired	630	17.50	1,275	17.50	0	0.00

Outstanding at end of year	2,050	$36.25	12,080	$21.74	26,254	$19.36

Exercisable at end of year	2,050	$36.25	12,080	$21.74	26,254	$19.36

Fair value of options granted	N/A		N/A		N/A

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

Exercise Price	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$36.25	2,050	2 years	$36.25	2,050	$36.25

14.  SHAREHOLDERS’ EQUITY

Dividends paid by the Company are primarily from dividends received from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. As of December 31, 2001, approximately $11.4 million of the Bank’s retained earnings were available for dividend distribution without prior regulatory approval.

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. The Company’s regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average total assets (as defined). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2002 and 2001, that the Company meets all capital adequacy requirements imposed by its regulators.

As of December 31, 2002 and 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that Management believes have changed the institution’s category.

Actual capital amounts as well as required and well capitalized Tier I, total, and Tier I leverage ratios as of December 31 for the Company and the Bank are as follows:

	2002
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$66,256	15.97%	$33,183	8.00%	N/A	N/A
First United Security Bank	63,820	15.38	33,194	8.00	$41,492	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	61,046	14.72	16,591	4.00	N/A	N/A
First United Security Bank	58,616	14.13	16,597	4.00	24,895	6.00
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	61,046	11.45	15,997	3.00	N/A	N/A
First United Security Bank	58,616	11.03	15,937	3.00	26,561	5.00

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$65,081	16.49%	$31,571	8.00%	N/A	N/A
First United Security Bank	61,761	15.65	31,563	8.00	$39,454	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	60,120	15.23	15,786	4.00	N/A	N/A
First United Security Bank	56,809	14.40	15,782	4.00	23,673	6.00
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	60,120	11.64	15,500	3.00	N/A	N/A
First United Security Bank	56,809	11.06	15,409	3.00	25,681	5.00

Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources.

In addition to net income, changes in other non-owner transactions consist entirely of changes in unrealized gains and losses on securities available for sale and derivative instruments.

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effects for the three years ended December 31:

	2002
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains arising during the period	$1,672,526	$627,197	$1,045,329
Less reclassification adjustments for (gains) included in net income	(198,064)	(74,274)	(123,790)

Net change in unrealized gain on securities	$1,474,462	$552,923	$921,539

	2001
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains arising during the period	$646,797	$242,549	$404,248
Less reclassification adjustments for (gains) included in net income	(178,634)	(66,988)	(111,646)

Net change in unrealized gain on securities	$468,163	$175,561	$292,602

	2000
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains arising during the period	$3,892,298	$1,459,794	$2,432,504
Less reclassification adjustments for (gains) included in net income	(15,330)	(5,672)	(9,658)

Net change in unrealized gain on securities	$3,876,968	$1,454,122	$2,422,846

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.  SEGMENT REPORTING

Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2––Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table.

	2002
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In thousands)
Total interest income	$35,395	$16,010	$196	$(5,849)	$45,752
Total interest expense	14,195	5,788	0	(5,849)	14,134

Net interest income	21,200	10,222	196	0	31,618
Provision for loan losses	1,419	2,440	0	0	3,859

Net interest income after provision	19,781	7,782	196	0	27,759
Total noninterest income	4,346	425	10,278	(9,980)	5,069
Total noninterest expense	13,028	6,489	944	(429)	20,032

Income (loss) before income taxes (tax benefit) and cumulative effect of a change in accounting principle	11,099	1,718	9,530	(9,551)	12,796
Provision for income taxes (tax benefit)	3,108	482	31	0	3,621

Net income (loss) before cumulative effect of a change in accounting principle	7,991	1,236	9,499	(9,551)	9,175
Cumulative effect of a change in accounting principle	0	0	0	0	0

Income (loss) after a cumulative effect of a change in accounting principle	$7,991	$1,236	$9,499	$(9,551)	$9,175

Other significant items:
Total assets	$531,839	$86,942	$69,377	$(152,840)	$535,318
Total investment securities	132,538	0	1,992	0	134,530
Total loans, net	352,692	83,397	0	(84,655)	351,434
Investment in subsidiaries	1,394	110,000	63,566	(64,960)	110,000
Total interest income from external customers	29,608	16,010	134	0	45,752
Total interest income from affiliates	5,787	0	62	(5,849)	0

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In thousands)
Total interest income	$38,628	$15,003	$256	$(6,111)	$47,776
Total interest expense	18,420	6,111	0	(6,111)	18,420

Net interest income	20,208	8,892	256	0	29,356
Provision for loan losses	911	4,343	0	0	5,254

Net interest income after provision	19,297	4,549	256	0	24,102
Total noninterest income	4,048	345	7,690	(7,353)	4,730
Total noninterest expense	11,940	6,838	1,096	(381)	19,493

Income (loss) before income taxes (tax benefit) and cumulative effect of a change in accounting principle	11,405	(1,944)	6,850	(6,972)	9,339
Provision for income taxes (tax benefit)	3,047	(521)	26	0	2,552

Net income (loss) before cumulative effect of a change in accounting principle	8,358	(1,423)	6,824	(6,972)	6,787
Cumulative effect of a change in accounting principle	(200)	0	0	0	(200)

Income (loss) after a cumulative effect of a change in accounting principle	$8,158	$(1,423)	$6,824	$(6,972)	$6,587

Other significant items:
Total assets	$522,201	$80,773	$67,256	$(147,118)	$523,112
Total investment securities	135,732	0	3,110	0	138,842
Total loans, net	340,478	76,435	0	(83,919)	332,994
Investment in subsidiaries	621	0	60,815	(61,436)	0
Total interest income from external customers	32,582	15,003	191	0	47,776
Total interest income from affiliates	6,111	0	0	(6,111)	0

	2000
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In thousands)
Total interest income	$39,864	$15,471	$242	$(7,254)	$48,323
Total interest expense	18,292	7,254	0	(7,254)	18,292

Net interest income	21,572	8,217	242	0	30,031
Provision for loan losses	225	6,612	0	0	6,837

Net interest income after provision	21,347	1,605	242	0	23,194
Total noninterest income	3,936	777	8,005	(7,835)	4,883
Total noninterest expense	11,780	6,855	1,193	(722)	19,106

Income (loss) before income taxes (tax benefit)	13,503	(4,473)	7,054	(7,113)	8,971
Provision for income taxes (tax benefit)	3,655	(1,497)	35	0	2,193

Net income (loss)	$9,848	$(2,976)	$7,019	$(7,113)	$6,778

Other significant items:
Total assets	$509,026	$76,136	$69,345	$(145,342)	$509,165
Total investment securities	144,373	0	3,745	0	148,118
Total loans, net	304,427	71,454	0	(78,940)	296,941
Investment in subsidiaries	2,116	0	62,145	(64,261)	0
Total interest income from external customers	32,610	15,471	238	0	48,319
Total interest income from affiliates	7,254	0	0	(7,254)	0

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.  OTHER OPERATING EXPENSES

Other operating expenses for the years 2002, 2001, and 2000 consist of the following:

	2002	2001	2000
Telephone expense	$406,727	$417,784	$492,050
Amortization of intangibles	0	449,742	532,664
Postage, stationery, and supplies	764,831	777,182	768,184
Other	4,615,666	3,966,073	3,135,186

Total	$5,787,224	$5,610,781	$4,928,084

17.  OPERATING LEASES

The Company leases office space, data processing, and other equipment under operating leases.

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2002:

Year ending December 31,
2003	$219,589
2004	127,926
2005	98,249
2006	1,407
2007	0

Total rental expense under all operating leases was $372,186, $424,343 and $460,268, in 2002, 2001, and 2000, respectively.

18.  COMMITMENTS AND CONTINGENCIES

The Company is a defendant in other certain claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

19.  DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off–balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing, and trading activities. These financial instruments include commitments to extend credit and standby letters of credit.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2002, 2001, and 2000, there were no credit losses associated with derivative contracts. At December 31, 2002 and 2001, there were no nonperforming derivative positions.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31,
	2002	2001
	(In thousands)
Standby letters of credit	$802	$589
Commitments to extend credit	19,307	22,079

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At December 31, 2002, there were no outstanding commitments to purchase and sell securities for delayed delivery.

The Bank’s principal objective in holding derivative financial instruments is asset-liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank’s interest-earning assets and the amount of interest-bearing liabilities that mature or re-price in specified periods. The principal objective of the Bank’s asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps. Note 2 to the Consolidated Financial Statements includes a summary of how derivative instruments used for interest rate risk management are accounted for in the financial statements.

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating–rate index. Interest rate swaps are used by the Bank to effectively convert floating-rate debt with a one month LIBOR rate index to a fixed rate five year constant maturity treasury index. The income derived from these instruments is recorded on the accrual basis. The income from these instruments is recorded in net interest income and resulted in an increase in net interest income of $18,496 in 2002, and a reduction in net interest income of $129,548 and $51,166, in 2001, and 2000, respectively.

The Company uses interest rate swaps to hedge the re-pricing characteristics of assets or liabilities. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no cash-flow hedging gains and losses, which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash-flow hedges related to certain forecasted transactions that are probable of not occurring.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details various information regarding interest rate swaps used for purposes other than trading as of December 31, 2002:

	Notional Amount	Carrying Value	Estimated Fair Value	Weighted Average Rate		Weighted Average Years to Expiration	Weighted Average Repricing Frequency (Days)
				Received	Paid
	(In thousands)
Swaps:
Pay fixed, receive floating	$27,000	$(586)	$(586)	1.410%	3.79%	1.19	90

	$27,000	$(586)	$(586)

Interest rate swaps acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 2002, such swaps were associated with floating rate debt in the notional amount of $27 million.

Income or expense on derivative financial instruments used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the related interest–earning assets or interest–bearing liabilities over the periods covered by the contracts.

All of the Bank’s derivative financial instruments are over-the-counter instruments and are not exchange traded. Market values are obtained from the counter parties to each instrument. The Bank only uses other commercial banks as a counter party to their derivative activity. The Bank performs stress tests and other models to assess risk exposure.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the statement of condition, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative instruments: Fair values of the Company’s derivative instruments are based on values obtained from counter parties, or other quotations received from third parties. The Company’s loan commitments are negotiated at current market rates and are relatively short-term in nature. As a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time. Because of this policy and the absence of any known credit exposure, the estimated value of the Company’s loan commitments is nominal.

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

Long–term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2002 and 2001:

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$16,742	$16,742	$23,973	$23,973
Investment securities available for sale	134,530	134,530	138,842	138,842
Accrued interest receivable	4,353	4,353	4,593	4,593
Loans, net of unearned	358,057	363,323	339,584	345,970
Derivative instruments	(586)	(586)	(612)	(612)
Liabilities:
Deposits	353,100	358,245	354,815	362,533
Short–term borrowings	2,391	2,391	355	355
Long–term debt	105,874	107,787	95,992	98,276

21.  UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Condition

	December 31,
	2002	2001
ASSETS:
Cash on deposit	$653,456	$467,507
Investment in subsidiaries	63,570,919	60,814,599
Investment securities available for sale	1,878,227	3,000,483
Other assets	999,536	1,023,855

	$67,102,138	$65,306,444

LIABILITIES:
Other liabilities	$70,245	$100,234
SHAREHOLDERS’ EQUITY	67,031,893	65,206,210

	$67,102,138	$65,306,444

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income

	Year Ended December 31,
	2002	2001	2000
INCOME
Dividend income, First United Security Bank	$7,442,645	$8,237,326	$3,284,797
Interest income	129,038	190,934	244,683
Investment securities gains, net	56,241	0	36,500

Total income	7,627,924	8,428,260	3,565,980
EXPENSES	236,175	335,852	370,348

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	7,391,749	8,092,408	3,195,632
EQUITY IN UNDISTRIBUTED (DIVIDENDS IN EXCESS OF) INCOME OF SUBSIDIARIES	1,783,305	(1,505,411)	3,582,026

Net income	$9,175,054	$6,586,997	$6,777,658

Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,175,054	$6,586,997	$6,777,658
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (dividends in excess of) income of subsidiaries	(1,783,305)	1,505,411	(3,582,026)
Amortization of intangibles	0	57,600	57,600
Decrease (increase) in other assets	24,319	32,388	(31,610)
(Decrease) increase in other liabilities	(29,992)	54,517	13,300

Net cash provided by operating activities	7,386,076	8,236,913	3,234,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment securities available for sale, net	1,070,782	698,270	315,751

Net cash provided by investing activities	1,070,782	698,270	315,751

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(4,549,610)	(5,947,263)	0
Proceeds from issuance of common stock	164,500	225,733	41,125
Cash dividends paid	(3,885,799)	(3,555,504)	(3,284,795)

Net cash used in financing activities	(8,270,909)	(9,277,034)	(3,243,670)

INCREASE (DECREASE) IN CASH	185,949	(341,851)	307,003
CASH AT BEGINNING OF YEAR	467,507	809,358	502,355

CASH AT END OF YEAR	$653,456	$467,507	$809,358

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.  QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2002				2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$11,428	$11,852	$11,231	$11,241	$11,633	$11,767	$12,034	$12,342
Interest expense	3,268	3,794	3,436	3,636	4,054	4,506	4,851	5,009

Net interest income	8,160	8,058	7,795	7,605	7,579	7,261	7,183	7,333
Provision for loan losses	892	960	1,172	836	1,457	1,141	1,154	1,503

Net interest income, after provision for loan losses	7,268	7,098	6,623	6,769	6,122	6,120	6,029	5,830
Noninterest:
Income	1,499	1,251	1,262	1,057	1,151	1,320	1,152	1,107
Expenses	5,551	4,729	4,894	4,858	4,976	4,783	5,022	4,712

Income before income taxes	3,216	3,620	2,991	2,968	2,297	2,657	2,159	2,225
Provision for income taxes	963	984	834	839	611	751	599	590

Net income before cumulative effect of a change in accounting principle	2,253	2,636	2,157	2,129	1,686	1,906	1,560	1,635
Cumulative effect of a change in accounting principle	0	0	0	0	0	0	0	200

Net income after cumulative effect of a change in accounting principle	$2,253	$2,636	$2,157	$2,129	$1,686	$1,906	$1,560	$1,435

Earnings per common share:
Basic earnings before cumulative effect of a change in accounting principle	$.70	$.82	$.66	$.64	$.49	$.55	$.44	$.46

Basic earnings after cumulative effect of a change in accounting principle	$.70	$.82	$.66	$.64	$.49	$.55	$.44	$.40

Diluted earnings before cumulative effect of a change in accounting principle	$.70	$.82	$.66	$.64	$.49	$.55	$.44	$.46

Diluted earnings after cumulative effect of a change in accounting principle	$.70	$.82	$.66	$.64	$.49	$.55	$.44	$.40

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As reported in Bancshares’ Form 8-K filed with the Securities and Exchange Commission on March 25, 2002, the Board of Directors of Bancshares approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 2002 to replace Arthur Andersen LLP, who were dismissed as auditors of the company effective March 21, 2002. The Audit Committee of the Board of Directors approved the change in auditors and recommended this change to the Board of Directors.

There have been no disagreements with the independent auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information called for in this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the caption, “Election of Directors,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2002.

Item 11. Executive Compensation.

The information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the captions, “Executive Compensation Benefits” and “Section

16(a) Beneficial Ownership Reporting Compliance,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes the securities that have been authorized for issuance under Bancshares’ equity compensation plans as of December 31, 2002 categorized by those plans approved by security holders and those plans not approved by security holders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,050	$36.25	0
Equity compensation plans not approved by security holders	0	0	0
Total	2,050	$36.25	0

Other information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the caption, “Security Ownership of Certain Beneficial Owners and Management,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2002.

Item 13. Certain Relationships and Related Transactions.

The information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the caption, “Certain Relationships and Related Transactions,” to

be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2002.

Item 14. Controls and Procedures.

Within the 90 days prior to this report, Bancshares carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Treasurer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Treasurer concluded that Bancshares’ disclosure controls and procedures are effective in timely alerting them to material information relating to Bancshares that is required to be included in its periodic Securities and Exchange Commission filings. There have been no significant changes in Bancshares’ internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)1. Financial Statements.

Report of Independent Public Accountants.

Consolidated Statements of Condition, December 31, 2002 and 2001.

Consolidated Statements of Shareholders’ Equity, December 31, 2002, 2001 and 2000.

Consolidated Statements of Income, December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows, December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

(a)2. Financial Statements’ Schedules.

Included in Part II of this report:

The financial statements’ schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto, which are included in Part II, Item 8, of this report.

(b)	Reports on Form 8-K.

None.

(c)	Exhibits.

(3.1) Certificate of Incorporation of Bancshares incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2000.

(3.2) Bylaws of Bancshares, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2000.

(10.1) United Security Bancshares, Inc. Employee Stock Ownership Plan, as amended, dated January 1, 1992, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1992, filed with the Commission in Washington, D.C., File No. 0-14549.

(10.2) Amendments to the United Security Bancshares, Inc. Employee Stock Ownership Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1997.

(10.3) Employment Agreement dated January 1, 2000, between Bancshares and R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2000.

(10.4) Form of Indemnification Agreement between Bancshares and its directors, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1994, filed with the Commission in Washington, D.C., File No. 0-14549.

(10.5) United Security Bancshares, Inc. Long Term Incentive Compensation Plan, incorporated herein by reference to the Exhibits to Form S-4 dated April 16, 1997 (No. 333-21241).

(10.6) First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Dan Barlow, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.7) First United Security Bank Salary Continuation Agreement dated September 20, 2002, with William D. Morgan, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.8) First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.9) First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Larry Sellers, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.10) First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Robert Steen, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.11) First United Security Bank Director Retirement Agreement dated October 14, 2002, with Dan R. Barlow, filed herewith.

(10.12) First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.13) First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.14) First United Security Bank Director Retirement Agreement dated October 16, 2002, with Wayne C. Curtis, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.15) First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.16) First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison, filed herewith.

(10.17) First United Security Bank Director Retirement Agreement dated October 17, 2002, with Hardie B. Kimbrough, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.18) First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.19) First United Security Bank Director Retirement Agreement dated October 17, 2002, with R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.20) First United Security Bank Director Retirement Agreement dated October 17, 2002, with Ray Sheffield, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.21) First United Security Bank Director Retirement Agreement dated October 16, 2002, with J. C. Stanley, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.22) First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(10.23) First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.

(21) List of Subsidiaries of Bancshares.

(23) Consent of Independent Public Accountants.

(99.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

By:	/s/ R. Terry Phillips	March 20, 2003
R. Terry Phillips Its President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Terry Phillips R. Terry Phillips	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2003

/s/ Larry M. Sellers Larry M. Sellers	Vice President, Secretary and Treasurer (Principal Financial Officer, Principal Accounting Officer)	March 20, 2003

/s/ Dan R. Barlow Dan R. Barlow	Assistant Vice President and Director	March 20, 2003

/s/ Linda H. Breedlove Linda H. Breedlove	Director	March 20, 2003

/s/ Gerald P. Corgill Gerald P. Corgill	Director	March 20, 2003

/s/ Wayne C. Curtis Wayne C. Curtis	Director	March 20, 2003

/s/ John C. Gordon John C. Gordon	Director	March 20, 2003

/s/ William G. Harrison William G. Harrison	Director	March 20, 2003

/s/ Hardie B. Kimbrough Hardie B. Kimbrough	Director	March 20, 2003

/s/ Jack W. Meigs Jack W. Meigs	Director	March 20, 2003

/s/ Ray Sheffield Ray Sheffield	Director	March 20, 2003

/s/ James C. Stanley James C. Stanley	Director	March 20, 2003

/s/ Howard M. Whitted Howard M. Whitted	Director	March 20, 2003

/s/ Bruce N. Wilson Bruce N. Wilson	Director	March 20, 2003

CERTIFICATION

I, R. Terry Phillips, certify that:

1.	I have reviewed this annual report on Form 10-K of United Security Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By:	/s/ R. Terry Phillips
R. Terry Phillips President and Chief Executive Officer

CERTIFICATION

I, Larry M. Sellers, certify that:

1.	I have reviewed this annual report on Form 10-K of United Security Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By:	/s/ Larry M. Sellers
Larry M. Sellers Vice President, Secretary and Treasurer