Form 10-Q
period 2003-03-31
UNITED SECURITY BANCSHARES INC
filed 2003-05-14
CIK 717806

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

		Yes   X			   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at 5/14/03
Common Stock, $0.01 par value        3,216,137 shares


     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES


               PART 1.  FINANCIAL INFORMATION

                                                      PAGE
										    ----
ITEM 1.  FINANCIAL STATEMENTS
Condensed Consolidated Statements of Financial
Condition at March 31, 2003, and December 31,
2002, and March 31, 2002                              3

Condensed Consolidated Statements of Income
for the Three Months Ended March 31, 2003, and
2002                                                  4

Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2003, and
2002                                                  5

Notes to Condensed Consolidated Financial
Statements                                            6

The Condensed Consolidated Financial Statements
Furnished Have Not Been Audited by Independent
Public Accountants, but Reflect, in the Opinion of Management, all Adjustments Necessary for a Fair Presentation of Financial Condition and the
Results of Operations for the Periods Presented

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                   15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                            20

ITEM 4.  CONTROLS AND PROCEDURES                      20


                    PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings                            21

ITEM 6.  Exhibits and Reports on Form 8-K             21

Signature                                             22

CEO Certification							    23

CFO Certification							    24

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands)

                            ASSETS
                                 March 31, December 31, March 31,
                                    2003       2002       2002
						   ---------	---------	  -------
                                (Unaudited)
Cash and Due from Banks            $ 12,920   $ 11,576   $11,820
Interest-Bearing Deposits in Banks    1,436      5,166     7,343
Securities Available for Sale       148,240    134,530   150,247
Loans, net of allowances for loan
  losses of $6,915, $6,623, and
  $6,342 respectively               349,114    351,434   338,223
Premises and Equipment, net          10,998     10,834    10,118
Accrued Interest Receivable		   4,332      4,353     4,442
Investment in Limited Partnerships    3,766      3,874     4,669
Other Assets                         15,385     13,551     7,741
							--------	 --------	 --------
     Total Assets                  $546,191   $535,318  $534,603
							========	 ========	 ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                           $364,902   $353,100  $365,820
Short-Term Borrowings                   647      2,391     2,236
Long-Term Debt					 105,844	  105,874    95,962
Other Liabilities                     6,689      6,921     6,281
							--------	 --------	 --------
     Total Liabilities             $478,082   $468,286  $470,299
							--------	 --------	 --------
Shareholders' Equity:
Common Stock, par value $0.01 per
  share; 10,000,000 shares
  authorized; 3,658,780, 3,656,730
  and 3,654,046 shares issued,
  respectively                     $     37   $     37  $     36
Surplus                               9,233      9,159     9,112
Accumulated other comprehensive
  income                              1,585      1,860       820
Retained Earnings                    68,003     66,725    62,574
Less Treasury Stock: 442,643,
  442,643 and 352,601 shares at
 cost, respectively                 (10,749)   (10,749)   (8,238)
							--------	 --------	 --------
     Total Shareholders' Equity      68,109     67,032    64,304
     Total Liabilities and 		--------	 --------	 --------
       Shareholders' Equity        $546,191   $535,318  $534,603
							========	 ========	 ========
The accompanying notes are an integral part of these consolidated statements.

      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands, Except per Share Data)
                                         Three Months Ended
                                              March 31,
2003	2002
 -------	  -------
                                             (Unaudited)
INTEREST INCOME:
Interest and Fees on Loans               $ 9,537    $ 9,145
Interest on Securities                     1,568      2,096
								 -------	  -------
  Total Interest Income                   11,105     11,241
INTEREST EXPENSE:
Interest on Deposits                       1,965      2,583
Interest on Borrowings                     1,083      1,053
								 -------	  -------
  Total Interest Expense                   3,048      3,636
								 -------	  -------
NET INTEREST INCOME                        8,057      7,605
PROVISION FOR LOAN LOSSES                    991        836
								 -------	  -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                7,066      6,769
NONINTEREST INCOME:
Service and Other Charges on Deposit
  Accounts                                   791        641
Other Income                                 452        325
Securities Gains (Losses), Net                68         91
								 -------	  -------
  Total Noninterest Income                 1,311      1,057
NONINTEREST EXPENSES:
Salaries and Employee Benefits             3,071      3,017
Occupancy Expense                            340        334
Furniture and Equipment Expense              337        339
Other Expenses                             1,335      1,168
								 -------	  -------
  Total Noninterest Expense                5,083      4,858
								 -------	  -------
INCOME BEFORE INCOME TAXES                 3,294      2,968
								 -------	  -------
PROVISION FOR INCOME TAXES                   955        839
								 -------	  -------
NET INCOME                               $ 2,339    $ 2,129
								 =======	  =======
Basic Net Income Per Share                 $0.73      $0.64
Diluted Net Income Per Share               $0.73      $0.64
Dividends Per Share                        $0.33      $0.30

The accompanying notes are an integral part of these Consolidated Statements.

    UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)
                                                March 31,
2003	2002
-----    -----
                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $ 2,339  $ 2,129
Adjustments:
  Depreciation                                  236      266
  Amortization (Accretion) of Premiums and
    Discounts, Net                              300       (2)
  Provision for Losses on Loans                 991      836
 (Gain) on Sale of Securities, Net              (68)     (91)
  Changes in Assets and Liabilities:
    (Increase) in Other Assets               (1,621)    (560)
    (Decrease) in Other Liabilities             (93)    (185)
								    -------   ------
      Total Adjustments                        (255)     264
      Net Cash Provided by Operating
        Activities                            2,084    2,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Calls and Paydowns
  Of Securities Available for Sale           19,897   20,375
Proceeds from Sales of Securities            16,339        0
Purchase of Insurance                           (83)       0
Purchase of Property and Equipment, Net        (400)    (373)
Purchase of Securities Available for Sale   (50,593) (32,085)
Net Decrease of Federal Funds Sold                0    1,000
Net Change in Loan Portfolio                  1,329   (6,065)
								    -------  -------
    Net Cash Used by Investing Activities   (13,511) (17,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Customer Deposits, Net           11,802   11,005
Exercise of Stock Options                        74      118
Dividends Paid                               (1,061)    (991)
(Decrease) Increase in Borrowings            (1,774)   1,852
Purchase of Treasury Stock                        0   (2,039)
								    -------   ------
Net Cash Provided by Financing Activities     9,041    9,945
								    -------   ------
NET DECREASE IN CASH AND CASH EQUIVALENTS    (2,386)  (4,810)

CASH AND CASH EQUIVALENTS, beginning
  of period                                  16,742   23,973
								    -------   ------
CASH AND CASH EQUIVALENTS, end of period    $14,356  $19,163
								    =======  =======
The accompanying notes are an integral part of these
Consolidated statements.

     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
					(Unaudited)

1.  GENERAL

The accompanying unaudited condensed consolidated financial statements as of March 31, 2003, and 2002, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the "Company"). All significant inter-company transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2003. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2002, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 2002, consolidated financial statements.

2.  NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month period ended
March 31, 2003, and 2002. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three-month periods ended March 31, 2003, and 2002, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's
Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.


The following table represents the earnings per share calculations for the three-month periods ended March 31, 2003, and 2002:

                                                         Net
                                                       Income
                                   Net                   Per
                                  Income     Shares     Share
						    ------	   ---------	------
March 31, 2003(dollars in
Thousands):
Net Income                        $2,339
Basic Earnings Per Share           2,339   3,214,975   $0.73
Dilutive Securities                    0           0
Dilutive Earnings Per Share       $2,339   3,214,975   $0.73

March 31, 2002:
Net Income					    $2,129
Basic Earnings Per Share           2,129   3,314,110   $0.64
Dilutive Securities                    0       1,260
Dilutive Earnings Per Share       $2,129   3,315,370   $0.64


3.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income and its changes for the three-month periods ended March 31, 2003, and 2002:

                                            Three Months
                                               Ended
                                              March 31,
                                           2003       2002
								  ------	   ------
								(Dollars in Thousands)
Net Income                                $2,339     $2,129
Other Comprehensive Income, Net of Tax:
  Change in Unrealized Gain (Loss) on
    Derivative Instruments (Net of
    Tax of $9 and $69)                       (16)       129
  Change in Unrealized (Loss) Gain on
    Securities Available for Sale
    (Net of Tax of $140 and $134)           (259)      (248)
								  ------	   ------
Comprehensive Income                      $2,064     $2,010
								  ======	   ======

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Company adopted FASB Statement of Financials Accounting Standards No. 145, "Recission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (Statement 145). Statement 145 rescinds Statement 4, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Provisions of Statement 145 related to the recission of Statement 4 were effective for financial statements issued after January 1, 2003. The adoption of the provisions of Statement 145 did not have a material impact on the results of operations, financial position or liquidity of the Company.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Cost Associated with Exit or Disposal Activities" (Statement 146). Statement 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 will apply to all exit or disposal activities initiated after December 31, 2002. The adoption of the provisions of Statement 146 did not have a material impact on the Company's financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45). Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not have a material impact on the Company's financial results. As of March 31, 2003 the Company had standby letters of credit outstanding totaling approximately $852,000 compared to $802,000 at December 31, 2002, and commitments to extend credit of approximately $16 million compared to $19 million at December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (Interpretation 46). Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:
(1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.
(2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
(a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact of Interpretation No. 46 and has identified limited partnership investments in affordable housing projects that are considered variable interest. The company has provided funding as a limited partner and receives tax credit for any losses incurred by the projects based on partnership share. At March 31, 2003, the Company has approximately $3.8 million associated with these investments.
The Company adjusts the carrying value of these investments for any losses or impairment incurred by the partnerships through earnings. Although these investments are considered variable interest entities under Interpretation 46, the Company has not yet determined how many of these entities, if any, will need to be consolidated.


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

                                     All     Elimi-     Consol-
                  FUSB     ALC      Other    nations    idated
			   ----	  ---	 -----	-------	 ------
For the three
months ended
March 31, 2003:
Net Interest
  Income       $  5,278  $ 2,750  $    29   $       0  $  8,057
Provision for
  Loan Losses       350      641        0           0       991
Total Noninterest
  Income          1,175       98    2,532      (2,494)    1,311
Total Noninterest
  Expense         3,324    1,652      200         (93)    5,083
			--------	-------   ------    --------	 -------
Income(Loss)
  Before Income
  Taxes           2,779      555    2,361      (2,401)    3,294
Provision
  (Benefit) for
  Income Taxes      792      161        2           0       955
			--------	-------	------	--------	 -------
Net Income(Loss) $1,987  $   394   $2,359    $ (2,401)  $ 2,339
			========	=======	======	========	 =======
Other Significant
Items:
Total Assets   $544,068  $92,162  $70,461   $(160,500) $546,191
Total Investment
  Securities    146,585        0    1,655           0   148,240
Total Loans     349,817   88,838        0     (89,541)  349,114
Investment in
  Wholly-Owned
  Subsidiaries    2,654      110   64,622     (67,276)      110
Total Interest
  Income from
  External
  Customers       6,834    4,249       22           0    11,105
Total Interest
  Income from
  Affiliates      1,499        0        7      (1,506)        0


                                     All     Elimi-     Consol-
                 FUSB       ALC     Other    nations    idated
			 ------	  -----	-------	-------	 ------
For the three
months ended
March 31, 2002:
Net Interest
  Income       $  5,159  $ 2,395  $    51   $       0  $  7,605
Provision for
  Loan Losses       338      498        0           0       836
Total Noninterest
  Income          1,067      (33)   2,313      (2,290)    1,057
Total Noninterest
  Expense         3,137    1,615      199         (93)    4,858
			--------	-------	------	--------	--------
Income Before
  Income Taxes    2,751      249    2,165      (2,197)    2,968
Provision
  (Benefit) for
  Income Taxes      766       70        3           0       839
			--------	-------	------	--------	--------
Net Income
  (Loss)       $  1,985  $   179  $ 2,162   $  (2,197) $  2,129
			========	=======  =======   =========	========
Other Significant
Items:
Total Assets,
  March 31,
  2002         $532,470  $80,874  $66,367   $(145,108) $534,603
Total Investment
  Securities    147,387        0    2,860           0   150,247
Total Loans     345,724   76,410        0     (83,911)  338,223
Investment in
  Wholly-Owned
  Subsidiaries   (1,974)       0   60,531     (58,557)        0
Total Interest
  Income from
  External
  Customers       7,356    3,844       41           0    11,241
Total Interest
  Income from
  Affiliates      1,449        0        9      (1,458)        0

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forcasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.
When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting.

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon principal amount with at least one stream based on a specified floating-rate index. Interest rate swaps are used by the Bank to effectively convert floating-rate debt with a three-month LIBOR rate index to a fixed rate constant maturity treasury index.

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

The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, are set forth in the summary of significant accounting policies in United Security's December 31, 2002, consolidated financial statements.

The emphasis of this discussion is a comparison of Assets, Liabilities, and Shareholder's Equity for the three months ended March 31, 2003, to year-end 2002, while comparing income and expense for the three-month period ended March 31, 2003, and 2002.

All yields and ratios presented and discussed herein are not presented on a tax-equivalent basis.

COMPARING THE THREE MONTHS ENDED MARCH 31, 2003, TO THE THREE
MONTHS ENDED MARCH 31, 2002

Net income increased $210,000, or 9.9%, resulting in an increase of basic net income per share to $0.73. Annualized return on assets was 1.75% compared to 1.63% for the same period during 2002. Average return on stockholders' equity increased to 14.0% from 13.3%.

Interest income for the first quarter decreased $136,000 or 1.2% compared to the first quarter of 2002. The decrease in interest income was primarily due to a decrease in interest earned on investments. This decrease is due to an overall decrease in the average yield, which offset an increase in the volume of loans outstanding.

Interest expense for the first quarter decreased $588,000 or 16.2% compared to the first quarter of 2002. The decrease in interest expense was due to an overall decrease in the average rate paid for both deposits and borrowings, which offset increases in the volume of the net effect of deposits and borrowings, during the same period.

Net interest income increased $452,000, or 5.9%, as a result of an improvement of 12 basis point net yield on earning assets.

The provision for loan losses was $991,000 or 1.12% annualized of average loans in the first three months of 2003, compared to $836,000 or .99% annualized of average loans in the first three months of 2002. Charge-offs exceeded recoveries by $699,000 for the quarter, a decrease of approximately $385,000 over the same period in the prior year. The decrease in charge-offs was due to the continued improvements in the ALC portfolio. Increases in the first quarter provision are a reflection of the increase in non-performing loans.

Total non-interest income (excluding security gains and losses) increased $277,000 or 28.6% compared to the first three months of 2002. This was attributable to an increase in the service charges on deposits and also reflects the 2002 loss of $131,000 incurred on the sale of loans in conjunction with the closing of offices at the finance company subsidiary.

Total non-interest expense increased $225,000, or 4.6%, in the
first three months of 2003.   This increase was related to an
increase in salaries and employee related benefits as a result of normal merit increases and higher benefit costs.

Income tax expense increased $116,000 or 13.8% over the first three months of 2002. The increase during the first quarter of 2003 compared to 2002 resulted from higher levels of taxable income. United Security's effective tax rates for the first three months of 2003 and 2002 were 29.0% and 28.3%, respectively as the Company continues to realize tax benefits primarily from tax-exempt securities and low-income housing tax credits.


COMPARING THE MARCH 31, 2003, STATEMENT OF FINANCIAL
CONDITION TO DECEMBER 31, 2002

In comparing financial condition at December 31, 2002, to March 31, 2003, total assets increased $10.9 million to $546.2 million, while liabilities increased $9.8 million to $478.1 million. Shareholders' equity increased $1.1 million as a result of earnings in excess of dividends during the quarter.

Investment securities increased $13.7 million, or 10.2%, during the first quarter 2003 as a result of deployment of increased liquidity from deposits. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $2.0 million, or .57%, during the first quarter of 2003. Deposits increased $11.8 million, or 3.3%, during the first quarter of 2003 as result of continued competitive interest rates and additional innovative products and services being offered to new and existing customers.

CREDIT QUALITY

At March 31, 2003, the allowance for loan losses was $6.9 million, or 1.94%, of loans net of unearned income, compared to $6.3 million, or 1.84%, of loans net of unearned income at December 31, 2002 and $6.6 million, or 1.85%, of loans net of unearned income at December 31, 2002. The coverage ratio of the allowance for loan losses to non-performing assets increased slightly to 75.3% at March 31, 2003, compared to 73.9% at December 31, 2002.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):


                                           Three Months
                                               Ended
                                              March 31,
                                          2003        2002
								 ------	   ------
Balance at Beginning of Period           $6,623      $6,590

   Charge-Offs                              919       1,308
   Recoveries                              (220)       (224)
								 ------	   ------
   Net Loans Charged-Off                    699       1,084

   Additions Charged to Operations          991         836
								 ------	   ------
Balance at End of Period                 $6,915      $6,342
								 ======	   ======

Net charge-offs for the quarter ended March 31, 2003, were $699,000 or .78% of average loans, on an annualized basis, a decrease of 35% or $385,000 from the $1.1 million or 1.29% annualized of average loans reported a year earlier. The provision for loan losses for the first quarter of 2003 was $991,000 compared to $836,000 in the first quarter of 2002.

United Security maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (a) management's estimate of future economic conditions, (b) management's estimate of the financial condition and liquidity of certain loan customers, and (c) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At March 31, 2003, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Non-performing assets were as follows (amounts in thousands):

                             Mar. 31,  Dec. 31,   Mar. 31,
                              2003       2002       2002
					     ----		 ----	  ----
Loans Accounted for on a
  Non-Accrual Basis         $ 5,196    $ 6,229    $ 2,859
Accruing Loans Past Due
  90 Days or More             1,067      1,433      1,337
Real Estate Acquired in
  Settlement of Loans         2,924      1,296      1,855
					   -------	    -------	-------
Total                       $ 9,187    $ 8,958    $ 6,051
  					   =======	    =======	=======
Non-Performing Assets as a
  Percentage of Net Loans
  and Other Real Estate        2.56%      2.49%      1.75%


Loans accounted for on a non-accrual basis increased $2.3 million since March 31, 2002 and decreased $1.0 million since December 31, 2002. Accruing loans past due 90 days or more decreased $270,000, compared to March 31, 2002, and $366,000 since December 31, 2002. This decrease is primarily the result of decreased past dues at the finance company subsidiary as a result of improved management of the loan portfolio. Real estate acquired in settlement of loans increased $1.1 million since March 31, 2002 and $1.6 million since December 31, 2002, primarily as a result of one loan foreclosure.

At March 31, 2003, the recorded investment in loans that were considered impaired was $2,061,681 compared to $3,815,189 at December 31, 2002, all of which were on a non-accrual basis at year-end. There was approximately $582,024 and $573,161 at March 31, 2003 and December 31, 2002 respectively, in the allowance for loan losses specifically allocated to these impaired loans.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are customer deposits, the ability to borrow, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition making them less predictable. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

The Bank currently has up to $130.0 million in borrowing capacity from the Federal Home Loan Bank and $30 million is established
Federal Funds Lines.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2003, and December 31, 2002, United
Security and the Bank were in compliance with all regulatory capital requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
    MARKET RISK

The information set forth under the caption "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Interest Rate Sensitivity Management" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated herein by reference.


ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

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
Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

Exhibit 99.2:  Certification Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.


(b)	Reports on Form 8-K.

Form 8-K (dated April 18, 2003) was filed on April 23,
2003, relating to the press release announcing financial results of the quarter ended March 31, 2003.

SIGNATURE


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.


DATE:   May 14, 2003

BY:  /s/ Larry M. Sellers
     LARRY M. SELLERS
     Its Vice-President, Secretary, and Treasurer
     (Duly Authorized Officer and Principal Financial
      Officer)

CERTIFICATION
I, R. Terry Phillips, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of
United Security Bancshares, Inc.;
2.	Based on my knowledge, this quarterly report does not
contain any untrue statement of a material fact or omit to
state a material fact necessary to make the statements
made, in light of the circumstances under which such
statements were made, not misleading with respect to the
period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report,
fairly present in all material respects the financial
condition, results of operations and cash flows of the
registrant as of, and for, the periods presented in this
quarterly report;
4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure
controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to
ensure that material information relating to the
registrant, including its consolidated subsidiaries,
is made known to us by others within those entities,
particularly during the period in which this quarterly
report is being prepared;
b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within
90 days prior to the filing date of this quarterly
report (the "Evaluation Date"); and
c) 	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and
procedures based on our evaluation as of the
Evaluation Date;
5. 	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the
equivalent function):
a) 	all significant deficiencies in the design or
operation of internal controls which could adversely
affect the registrant's ability to record, process,
summarize and report financial data and have
identified for the registrant's auditors any material
weaknesses in internal controls; and
b) 	any fraud, whether or not material, that involves
management or other employees who have a significant
role in the registrant's internal controls; and
6.	The registrant's other certifying officer and I have
indicated in this quarterly report whether or not there
were significant changes in internal controls or in other
factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 14, 2003
/s/ R. Terry Phillips
R. Terry Phillips
President and Chief Executive
Officer

CERTIFICATION
I, Larry M. Sellers, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of
United Security Bancshares, Inc.;
2.	Based on my knowledge, this quarterly report does not
contain any untrue statement of a material fact or omit to
state a material fact necessary to make the statements
made, in light of the circumstances under which such
statements were made, not misleading with respect to the
period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report,
fairly present in all material respects the financial
condition, results of operations and cash flows of the
registrant as of, and for, the periods presented in this
quarterly report;
4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure
controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to
ensure that material information relating to the
registrant, including its consolidated subsidiaries,
is made known to us by others within those entities,
particularly during the period in which this quarterly
report is being prepared;
b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within
90 days prior to the filing date of this quarterly
report (the "Evaluation Date"); and
c) 	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and
procedures based on our evaluation as of the
Evaluation Date;
5. 	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the
equivalent function):
a) 	all significant deficiencies in the design or
operation of internal controls which could adversely
affect the registrant's ability to record, process,
summarize and report financial data and have
identified for the registrant's auditors any material
weaknesses in internal controls; and
b) 	any fraud, whether or not material, that involves
management or other employees who have a significant
role in the registrant's internal controls; and
6.	The registrant's other certifying officer and I have
indicated in this quarterly report whether or not there
were significant changes in internal controls or in other
factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 14, 2003
/s/ Larry M. Sellers
Larry M. Sellers
Vice-President, Secretary &
Treasurer