Form 10-Q
period 2003-06-30
UNITED SECURITY BANCSHARES INC
filed 2003-08-13
CIK 717806

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2003

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

           Class                   Outstanding at 6/30/03
Common Stock, $0.01 par value        6,432,274 shares


     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

               PART I.  FINANCIAL INFORMATION

                                                      PAGE
ITEM 1.  FINANCIAL STATEMENTS
Condensed Consolidated Statements of Financial
Condition at June 30, 2003, and December 31,
2002                                                    3

Condensed Consolidated Statements of Income
for the Three and Six Months Ended June 30,
2003, and 2002                                          4

Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2003, and
2002                                                    5

Notes to Condensed Consolidated Financial
Statements                                              6

The Condensed Consolidated Financial Statements
Furnished Have Not Been Audited by Independent
Public Accountants, but Have Been Reviewed by
Our Independent Auditor, and Reflect, in the
Opinion of Management, all Adjustments Necessary for a Fair Presentation of Financial Condition and the Results of Operations for the Periods
Presented

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                    13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                             17

ITEM 4.  CONTROLS AND PROCEDURES                       17


                    PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                             18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                       18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K              18

SIGNATURE PAGE                                         19


                  PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands)

                            ASSETS
                                    June 30,    December 31,
                                      2003          2002
                                   (Unaudited)
Cash and Due from Banks              $ 12,599     $ 11,576
Interest-Bearing Deposits in Banks      5,201        5,166
Securities Available for Sale         134,123      134,530
Loans, net of allowances for loan
  losses of $6,536 and $6,623
  respectively                        353,997      351,434
Premises and Equipment, net            11,257       10,834
Accrued Interest Receivable		     4,474        4,353
Investment in Limited Partnerships	     3,658        3,874
Other Assets                           16,507       13,551
     Total Assets                    $541,816     $535,318


              LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                             $367,608     $353,100
Short-Term Borrowings                   2,349        2,391
Long-Term Debt				         95,814 	 105,874
Other Liabilities                       6,703        6,921
     Total Liabilities               $472,474     $468,286

Shareholders' Equity:
Common stock, par value $0.01 per
  share; 10,000,000 shares authorized;
   7,317,560 and 7,313,460
    issued, respectively                   73           73
Surplus                                 9,233        9,159
Accumulated other comprehensive
  income                                1,369        1,860
Retained Earnings                      69,416       66,689
Less Treasury Stock: 885,286
   and 885,286 shares, at cost,
    respectively                      (10,749)     (10,749)
     Total Shareholders' Equity        69,342       67,032
     Total Liabilities and
       Shareholders' Equity          $541,816     $535,318

The accompanying notes are an integral part of these consolidated statements.


      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands, Except per Share Data)
                     Three Months Ended     Six Months Ended
                          June 30,              June 30,
                      2003        2002      2003        2002
                         (Unaudited)           (Unaudited)
INTEREST INCOME:
Interest and
 Fees on Loans      $ 9,844    $ 9,317   $ 19,382   $ 18,462
Interest on
 Securities           1,562      1,914      3,130      4,010
  Total Interest
   Income            11,406     11,231     22,512     22,472
INTEREST EXPENSE:
Interest on
 Deposits             1,858      2,402      3,823      4,984
Interest on
 Borrowings           1,020      1,034      2,103      2,087
  Total Interest
   Expense            2,878      3,436      5,926      7,071
NET INTEREST INCOME   8,528      7,795     16,586     15,401

PROVISION FOR LOAN
 LOSSES               1,007      1,172      1,998      2,008
Net Interest Income
 After Provision For
   Loan Losses        7,521      6,623     14,588     13,393
NONINTEREST INCOME:
Service and Other
 Charges on Deposit
   Accounts             817        684      1,608      1,326
Other Income            564        539      1,016        863
Securities gains
 (losses), net            3         39         72        130
  Total Noninterest
    Income            1,384      1,262      2,696      2,319
NONINTEREST EXPENSES:
Salaries and Employee
 Benefits             3,192      2,819      6,263      5,835
Occupancy Expense       331        332        671        666
Furniture and
 Equipment Expense      328        336        665        676
Other Expenses        1,434      1,407      2,770      2,575
  Total Noninterest
    Expense           5,285      4,894     10,369      9,752
INCOME BEFORE
 INCOME TAXES         3,620      2,991      6,915      5,960
PROVISION FOR INCOME
 TAXES                1,110        834      2,065      1,674
NET INCOME            2,510      2,157      4,850      4,286






BASIC NET INCOME
 PER SHARE            $0.39      $0.33      $0.75      $0.65
DILUTED NET INCOME
 PER SHARE            $0.39      $0.33      $0.75      $0.65
DIVIDENDS PER SHARE   $0.17      $0.15      $0.33      $0.30

The accompanying notes are an integral part of these Consolidated Statements.



    UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)
                                                 June 30,
                                              2003    2002
                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $ 4,850  $ 4,286
Adjustments:
  Depreciation                                  464      526
  Amortization of Premiums and Discounts, net   554       85
  Provision for Losses on Loans               1,998    2,008
  Gain on sale of securities, net               (72)    (130)
  Changes in Assets and Liabilities:
   Increase in Other Assets                  (2,682)    (320)
   Decrease in Other Liabilities                (81)  (1,238)
      Total Adjustments                         181      931
Net Cash Provided by Operating
        Activities                            5,031    5,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Call and Paydowns
  Of Securities Available for Sale           40,554   35,355
Proceeds from Sales of Securities            16,339        0
Purchase of Insurance                          (168)       0
Purchase of Property and Equipment, Net        (899)  (1,081)
Purchase of Securities Available for Sale   (58,426) (40,384)
Redemption of Federal Funds Sold                829    1,000
Net Increase in Loans                        (4,560)  (5,376)
    Net Cash Used in Investing Activities    (6,331) (10,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in Customer Deposits,
  Net                                        14,508   (1,561)
Exercise of Stock Options                        74      164
Dividends Paid                               (2,123)  (1,957)
Purchase of Treasury Stock                        0   (4,383)
Increase in Borrowings, net                 (10,101)   3,921
  Net Cash Provided by (Used in) Financing
  Activities                                  2,358  (3,816)
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                         1,058  (9,085)

CASH AND CASH EQUIVALENTS, beginning
  of period                                  16,742   23,973
CASH AND CASH EQUIVALENTS, end of period     17,800   14,888

The accompanying notes are an integral part of these Consolidated statements.

         UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The accompanying unaudited condensed consolidated financial statements as of June 30, 2003, and 2002, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the "Company"). All significant inter-company transactions and accounts have been eliminated.

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

2.  NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six-month periods ended June 30, 2003, and 2002. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and six-month periods ended June 30, 2003, and 2002, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

On June 19, 2003, The Board of Directors declared a two-for-one stock split payable on July 22, 2003, to shareholders of record at the close of business on June 30, 2003. As a result of the stock split, shareholders of record will receive one additional share for every share currently held. All periods have been presented and restated reflecting the stock split for comparative purposes.


The following table represents the earnings per share calculations for the three and six-month periods ended
June 30, 2003, and 2002:

                                                        Net
                                                      Income
                                  Net                   Per
For the Three Months Ended       Income     Shares     Share

June 30, 2003(dollars in
thousands):
Net Income                       $2,510
Basic Net Income Per Share       $2,510    6,432,274   $0.39
Dilutive Securities                   0            0
Dilutive Earnings Per Share       2,510    6,432,274   $0.39

June 30, 2002:

Net Income                       $2,157
Basic Net Income Per Share       $2,157    6,536,151   $0.33
Dilutive Securities                   0            0
Dilutive Earnings Per Share       2,157    6,536,151   $0.33

                                                        Net
                                                      Income
                                   Net                  Per
For the Six Months Ended         Income     Shares     Share

June 30, 2003(dollars in
thousands):

Net Income                       $4,850
Basic Net Income Per Share       $4,850    6,431,119   $0.75
Dilutive Securities                   0           0
Dilutive Earnings Per Share       4,850    6,431,119   $0.75

June 30, 2002:

Net Income                       $4,286
Basic Net Income Per Share       $4,286    6,581,931   $0.65
Dilutive Securities                   0            0
Dilutive Earnings Per Share       4,286    6,581,931   $0.65


3.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income and its changes for the three and six-month periods ended June 30, 2003, and 2002:

                         Three Months        Six Months
                            Ended               Ended
                           June 30,           June 30,
                       2003       2002    2003       2002

Net Income             $2,510     $2,157  $4,850     $4,286
Other Comprehensive
 Income, Net of Tax:
 Change in Unrealized
   Gain (loss) on
   Derivative
   Instruments (Net of
   Tax of $45, $34,
   $53, and $103
   respectively)          (83)        63     (99)       192
 Change in Unrealized
   Gain on securities
   Available For Sale
   (Net of Tax of $72,
   $574, $211, and
   $440 respectively).   (133)     1,066    (392)       818
Comprehensive Income   $2,294     $3,286  $4,359     $5,296



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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45). Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not have a material impact on the Company's financial results. As of June 30, 2003 the Company had standby letters of credit outstanding totaling approximately $852,000 compared to $843,000 at December 31, 2002, and commitments to extend credit of approximately $16 million compared to $22 million at December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (Interpretation 46). Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:
(1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.
(2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
(a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact of Interpretation No. 46 and has identified limited partnership investments in affordable housing projects that are considered variable interest. The company has provided funding as a limited partner and receives tax credit for any losses incurred by the projects based on partnership share. At June 30, 2003, the Company has approximately $3.7 million associated with these investments.
The Company adjusts the carrying value of these investments for any losses or impairment incurred by the partnerships through earnings. Although these investments are considered variable interest entities under Interpretation 46, the Company has not yet determined how many of these entities, if any, will need to be consolidated.


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

                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated

For the three
months ended
June 30, 2003:
Net Interest
  Income       $  5,514  $ 2,986  $    28   $       0  $  8,528
Provision for
  Loan Losses       420      587        0           0     1,007
Total Noninterest
  Income          1,170      120    2,829      (2,735)    1,384
Total Noninterest
  Expense         3,405    1,703      279        (102)    5,285
Income(Loss)
  Before Income
  Taxes           2,859      816    2,578      (2,633)    3,620
Provision
  (Benefit) for
  Income Taxes      853      253        4           0     1,110
Net Income(Loss) $2,006  $   563   $2,574    $ (2,633)  $ 2,510

For the six
months ended
June 30, 2003:
Net Interest
  Income       $ 10,792  $ 5,736  $    58   $       0  $ 16,586
Provision for
  Loan Losses       769    1,229        0           0     1,998
Total Noninterest
  Income          2,345      219    5,361      (5,229)    2,696
Total Noninterest
  Expense         6,729    3,355      480        (195)   10,369
Income(Loss)
  Before Income
  Taxes           5,639     1,371   4,939      (5,034)    6,915
Provision
  (Benefit) for
  Income Taxes    1,646      414        5           0     2,065
Net Income(Loss) $3,993  $   957   $4,934    $ (5,034)  $ 4,850

Other Significant
Items:
Total Assets   $537,938  $99,867  $71,736   $(167,725) $541,816
Total Investment
  Securities    132,747        0    1,376           0   134,123
Total Loans     354,844   94,232        0     (95,079)  353,997
Investment in
  Wholly-Owned
  Subsidiaries    2,718      110   65,886     (68,604)      110
Total Interest
  Income from
  External
  Customers      13,638    8,835       39           0    22,512
Total Interest
  Income from
  Affiliates      3,099        0       19      (3,118)        0


                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated
For the Three
Months Ended
June 30, 2002:
Net Interest
  Income       $  5,232  $ 2,512  $    51   $      0  $  7,795
Provision for
  Loan Losses       515      657        0          0     1,172
Total Noninterest
  Income            993      218    2,452     (2,401)    1,262
Total Noninterest
  Expense         3,054    1,706      227        (93)    4,894
Income (loss)
  Before Income
  Taxes (tax
  benefit)        2,656      367    2,276     (2,308)    2,991
Provision for
  Income Taxes
  (tax benefit)     726      103        5          0       834
Net Income
  (loss)       $  1,930   $  264 $  2,271   $ (2,308)  $ 2,157

For the Six
Months Ended
June 30, 2002:
Net Interest
  Income       $ 10,392  $ 4,907  $   102   $      0  $ 15,401
Provision for
  Loan Losses       854    1,154        0          0     2,008
Total Noninterest
  Income          2,060      185    4,765     (4,691)    2,319
Total Noninterest
  Expense         6,191    3,321      426       (186)    9,752
Income (loss)
  Before Income
  Taxes (tax
  benefit)        5,407      617    4,441     (4,505)    5,960
Provision for
  Income Taxes
  (tax benefit)   1,492      173        9          0     1,674
Net Income
 (loss)        $  3,915      444    4,432     (4,505)    4,286

Other Significant
Items:
Total Assets   $521,481  $79,703  $66,503   $(144,034)$523,653
Total Investment
  Securities    142,491        0    2,734           0  145,225
Total Loans     343,480   75,366        0     (82,484) 336,362
Total Interest
  Income from
  External
  Customers      14,574    7,821       77           0   22,472
Total Interest
  Income from
  Affiliates      2,914        0       25      (2,939)       0
Investment in
  Wholly-Owned
  Subsidiaries   (1,874)       0   60,642     (58,768)       0


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. ("United Security" or the "Company"). United Security is the parent holding company of First United Security Bank (the "Bank").
The Bank operates a finance company, Acceptance Loan Company ("ALC"). United Security has no operations of any consequence other than the ownership of its subsidiaries.

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

The emphasis of this discussion is a comparison of Assets, Liabilities, and Stockholders' Equity as of June 30, 2003, to year-end 2002, while comparing income and expense for the three and six-month periods ended June 30, 2003, and 2002.

All yields and ratios presented and discussed herein are not presented on a tax-equivalent basis.

Interest income increased $175,000, or 1.6% to $11.4 million for the second quarter of 2003 from $11.2 million for the second quarter of 2002. Interest income increased $40,000, or .2% to $22.5 million for the first six months of 2003 compared to $22.5 million for the first six months of 2002. This increase in interest income is due mainly to increases in the volume of loans outstanding offset by both a decrease in the volume of investment securities and also a decrease in yield on these securities.

Interest expense decreased $558,000, or 16.2% to $2.9 million for the second quarter of 2003 from $3.4 million for the second quarter of 2002. Interest expense decreased $1.1 million, or 16.2% to $5.9 million for the first six months of 2003 compared to $7.1 million for the first six months of 2002. The decrease in interest expense was due to an overall decrease in the average rate paid for both deposits and borrowings, which offset increases in the volume of both deposits and borrowings, during the same period.

Net interest income increased $733,000, or 9.4% for the second quarter of 2003 and $1.2 million, or 7.7% for the first six months of 2003 as a result of an improvement of a 35 basis point net yield on earning assets, resulting from a decrease in the cost of interest-bearing deposits and a decrease in the cost of borrowed funds, offset by an increase in the volume of borrowed funds.

The provision for loan losses was $1.0 million or 1.13% annualized of average loans in the second quarter of 2003, compared to $1.2 million or 1.37% annualized of average loans in the second quarter of 2002. The loan loss provision decreased slightly compared to the prior year due to the decreased charge-offs at the finance company subsidiary. For the first six months of 2003, the provision for loan losses decreased slightly to $2.0 million or 1.12% annualized of average loans, compared to $2.0 million or 1.50% annualized of average for the first six months of 2002.

Total non-interest income increased $122,000, or 9.7% to $1.4 million for the second quarter of 2003 from $1.3 million for the second quarter of 2002. Total non-interest income increased to $2.7 million for the first six months of 2003. This was attributable to an increase in the service charges on deposits.

Total non-interest expense increased $391,000, or 8.0% for the second quarter of 2003 to $5.3 million from $4.9 million. Total non-interest expense increased $617,000 for the first six months of 2003 compared to 2002. The increase is a result of higher salaries and benefits costs associated with the opening of a new branch office in the third quarter of 2002, higher benefit costs, and normal merit increases.

Income tax expense increased $276,000 or 33% during the second quarter of 2003 as compared to the same period a year ago. Income tax expense increased $391,000 or 23% over the first six months of 2002. The increase during the first six months of 2003 compared to 2002 resulted from higher levels of taxable income. United Security's effective tax rate for the first six months of 2003 and 2002 were 29.9% and 28.1%, respectively as the Company continues to realize tax benefits primarily from tax-exempt securities and low income housing tax credits.

For the second quarter, net income increased $353,000, or 16%, resulting in an increase of basic net income per share to $0.39. For the first six months, net income increased $564,000, or 13%, resulting in an increase of basic net income per share to $.75. Annualized return on assets was 1.79% compared to 1.63% for the same period during 2002. Average return on stockholders' equity increased to 14.32% from 13.36%.

COMPARING THE JUNE 30, 2003, STATEMENT OF FINANCIAL
CONDITION TO DECEMBER 31, 2002

In comparing financial condition at December 31, 2002, to June 30, 2003, total assets increased $6.5 million to $541.8 million, while liabilities increased $4.2 million to $472.5 million. Shareholders' equity increased $2.3 million as a result of earnings in excess of dividends during the first six months of 2003.

Investment securities slightly decreased $407,000 during the first six months of 2003. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income increased $2.6 million, or 1% during the first six months of 2003 as result of continued construction and real estate development in the trade areas served by United Security. Deposits increased 14.5 million or 4% during the first six months of 2003 as result of an increase in both interest and non-interest bearing products.

CREDIT QUALITY

At June 30, 2003, the allowance for loan losses was $6.5 million, or 1.83% of loans net of unearned income, compared to $6.0 million, or 1.76% of loans net of unearned income at June 30, 2002 and $6.6 million, or 1.85% of loans net of unearned income at December 31, 2002. The coverage ratio of the allowance for loan losses to non-performing assets increased to 82.62% at June 30, 2003, compared to 73.94% at December 31, 2002, primarily as a result of a decrease in non-accrual loans during the first six months of 2003.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):


                                            Six Months
                                               Ended
                                              June 30,
                                          2003        2002
Balance at Beginning of Period           $6,623      $6,590

   Charge-Offs                            2,495       3,030
   Recoveries                              (410)       (468)
   Net Loans Charged-Off                  2,085       2,562

   Additions Charged to Operations        1,998       2,008

Balance at End of Period                 $6,536      $6,036


Net charge-offs for the six months ended June 30, 2003, were $2.1 million or 1.17% of average loans, on an annualized basis, a decrease of $477,000 from the $2.6 million or 1.51% annualized of average loans reported a year earlier. The provision for loan losses for the first six months of 2003 was $2.0 million compared to $2.0 million in the first six months of 2002.

United Security maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (a) management's estimate of future economic conditions, (b) management's estimate of the financial condition and liquidity of certain loan customers, and (c) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At June 30, 2003, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Non-performing assets were as follows (amounts in thousands):



                             June 30,   Dec. 31,   June 30,
                               2003       2002       2002
Loans Accounted for on a
  Non-Accrual Basis         $ 4,956    $ 6,228    $ 4,072
Accruing Loans Past Due
  90 Days or More               461      1,433      1,614
Real Estate Acquired in
  Settlement of Loans         2,859      1,296      1,600

Total                       $ 8,276    $ 8,957    $ 7,286

Non-Performing Assets as a
  Percentage of Net Loans
  and Other Real Estate        2.28%      2.49%      2.12%


Loans accounted for on a non-accrual basis decreased $1.3 million since December 31, 2002. Accruing loans past due 90 days or more decreased $972,000 from December 31, 2002. A significant portion of this decrease resulted from the foreclosure of one large commercial real estate loan and one large commercial loan charged to the allowance for loan losses. A favorable settlement was reached on another non-performing loan which was 100% reserved which reduced the provision for loan losses in the second quarter. Also, credit quality and performance of the loan portfolio at the finance company subsidiary continues to improve due to stricter underwriting standards. Real estate acquired in settlement of loans increased $1.3 million since June 30, 2002 and $1.6 million since December 31, 2002 as a result of the loan foreclosure mentioned above.

At June 30, 2003, the recorded investment in loans that were considered impaired was $1,282,333 compared to $3,815,189 at December 31, 2002, all of which were on a non-accrual basis. There was approximately $192,350 and $573,161 at June 30, 2003 and December 31, 2002 respectively, in the allowance for loan losses specifically allocated to these impaired loans.


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

The Bank currently has up to $120.2 million in borrowing capacity from the Federal Home Loan Bank and $30 million in established
Federal Funds Lines.

The Bank is required to maintain certain levels of regulatory capital. At June 30, 2003, and December 31, 2002, United
Security and the Bank were in compliance with all regulatory capital requirements.

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




ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange
Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2003 the Annual Meeting of Shareholders of the Company was held at which shares of common stock represented at the Annual Meeting were voted in favor of the directors listed below as follows:


      Director				   For			Against
1.  Dan R. Barlow			2,361,226			26,244
2.  Linda H. Breedlove		2,351,231 		     36,239
3.  Gerald P. Corgill		2,387,470			     0
4.  Wayne C. Curtis			2,360,323			27,147
5.  John C. Gordon			2,387,470			     0
6.  William G. Harrison		2,383,255			 4,215
7.  Hardie B. Kimbrough		2,375,970		     11,500
8.  Jack W. Meigs			2,386,567			   903
9.  R. Terry Phillips		2,371,807			15,663
10. Ray Sheffield			2,361,226			26,244
11. James C. Stanley       	2,387,470			26,244
12. Howard M. Whitted		2,387,470			     0
13. Bruce N. Wilson			2,371,326			16,144


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 31.1:  Certification of the Chief Executive
Officer Pursuant to Section 302 of the Sarbanes-Oxley
     Act of 2002, filed herewith.

Exhibit 31.2:  Certification of the Chief Financial
Officer Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002, filed herewith.

Exhibit 32: Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
Section 1350, as Created by Section 906 of the Sarbanes-
Oxley Act of 2002, filed herewith.

(b)	Report on Form 8-K, dated April 18, 2003, was filed on
April 23, 2003, relating to the press release announcing financial results for the quarter ended March 31, 2003.

Report on Form 8-K, dated June 20, 2003, was filed on
June 23, 2003, relating to the press release announcing a 2-for-1 stock split payable to shareholders at close of business June 30, 2003.

                        SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE:   August 13, 2003

BY:  /s/ROBERT STEEN
     ROBERT STEEN
     Its Assistant Vice-President, Assistant Treasurer,
     and Principal Accounting Officer
     (Duly Authorized Officer and Principal Accounting
      Officer)