Form 10-Q
period 2003-09-30
UNITED SECURITY BANCSHARES INC
filed 2003-11-14
CIK 717806

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2003

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

          Yes   X                No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
          Yes   X                No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at 10/31/03
Common Stock, $0.01 par value        6,432,274 shares



     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

               PART 1.  FINANCIAL INFORMATION

                                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial
Condition at September 30, 2003, and December 31,
2002                                                    3

Condensed Consolidated Statements of Income
for the Three and Nine Months Ended September 30,
2003, and 2002                                          4

Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2003, and
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                   10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
	    ABOUT MARKET RISK					    13

ITEM 4.  CONTROLS AND PROCEDURES				    13

                    PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS						    14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K             14

Signatures                                            15


				PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands)

                            ASSETS
                                 September 30,  December 31,
                                     2003          2002
                                 (Unaudited)

Cash and Due from Banks            $ 11,014      $ 11,576
Interest-Bearing Deposits in Banks    1,832         5,166
Securities Available for Sale       143,616       134,530
Loans, net of allowances for loan
  losses of $6,629 and $6,623,
  respectively                      367,454       351,434
Premises and Equipment, net          11,469        10,834
Accrued Interest Receivable		   4,485         4,353
Investment in Limited Partnerships	   3,121         3,874
Other Assets                         16,556        13,551
     Total Assets                  $559,547      $535,318


              LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                           $377,249      $353,100
Short-Term Borrowings                 8,188         2,391
Long-Term Debt				       95,785 	     105,874
Other Liabilities                     7,755         6,921
     Total Liabilities             $488,977      $468,286

Shareholders' Equity:
Common stock, par value $0.01 per
  share; 10,000,000 shares authorized;
   7,317,560 and 7,313,460
    issued, respectively                 73            73
Surplus                               9,233         9,159
Accumulated other comprehensive
  income                                775         1,860
Retained Earnings                    71,238        66,689
Less Treasury Stock: 885,286, and
885,286 shares, at cost,
    respectively                    (10,749)      (10,749)
     Total Shareholders' Equity      70,570        67,032
     Total Liabilities and
       Shareholders' Equity        $559,547      $535,318

The accompanying notes are an integral part of these consolidated statements.


      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands, Except per Share Data)
                     Three Months Ended     Nine Months Ended
                        September 30,         September 30,
                      2003        2002      2003        2002
                         (Unaudited)           (Unaudited)
INTEREST INCOME:

Interest and
 Fees on Loans      $10,239    $ 9,370   $ 29,621   $ 27,832
Interest on
 Securities           1,373      2,482      4,293      6,492
Other Interest and
 Dividends				71				 281
  Total Interest
   Income            11,683     11,852     34,195     34,324
INTEREST EXPENSE:
Interest on
 Deposits             1,717      2,231      5,541      7,214
Interest on
 Borrowings             920      1,563      3,023      3,652
  Total Interest
   Expense            2,637      3,794      8,564     10,866
NET INTEREST INCOME   9,046      8,058     25,631     23,458

PROVISION FOR LOAN
 LOSSES                 665        960      2,662      2,967
Net Interest Income
 After Provision For
   Loan Losses        8,381      7,098     22,969     20,491
NONINTEREST INCOME:
Service and Other
 Charges on Deposit
   Accounts             829        766      2,436      2,092
Other Income            618        425      1,634      1,288
Securities gains
 (losses), net         (20)         60         52        190
  Total Noninterest
    Income            1,427      1,251      4,122      3,570
NONINTEREST EXPENSES:
Salaries and Employee
 Benefits             3,222      2,765      9,485      8,601
Occupancy Expense       366        357      1,036      1,023
Furniture and
 Equipment Expense      345        362      1,010      1,037
Other Expenses        1,648      1,245      4,418      3,820
  Total Noninterest
    Expense           5,581      4,729     15,949     14,481
INCOME BEFORE
 INCOME TAXES         4,227      3,620     11,142      9,580
PROVISION FOR INCOME
 TAXES                1,312        984      3,377      2,658
NET INCOME            2,915      2,636      7,765      6,922



BASIC NET INCOME
 PER SHARE              $0.45    $0.41      $1.21      $1.06
DILUTED NET INCOME
 PER SHARE              $0.45    $0.41      $1.21      $1.06
DIVIDENDS PER SHARE     $0.17    $0.15      $0.47      $0.45

The accompanying notes are an integral part of these consolidated statements.



    UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)

                                              September 30,
                                              2003    2002
                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $ 7,765  $ 6,922
Adjustments:
  Depreciation                                  706      788
  Amortization of Premiums and Discounts, net   776      188
  Provision for Losses on Loans               2,662    2,967
  Loss on sale of securities, net               (52)    (190)
  Changes in Assets and Liabilities:
   Decrease in Other Assets                  (2,201)     (70)
   Increase (Decrease)in Other Liabilities    1,643     (734)
      Total Adjustments                       3,534    2,949
Net Cash Provided by Operating
        Activities                            11,299    9,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Call and Paydowns
  Of Securities Available for Sale           60,155   49,967
Proceeds from Sales of Securities            24,424      124
Purchase of Insurance                          (168)  (6,419)
Purchase of Property and Equipment, Net      (1,356)  (1,534)
Purchase of Securities Available for Sale   (97,149) (67,102)
Redemption of Federal Funds Sold                829    1,000
Net Decrease in Loans                       (18,682)  (9,928)
    Net Cash Used in Investing Activities   (31,947) (33,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in Customer Deposits,
  Net                                        24,149   (2,234)
Exercise of Stock Options                       111      164
Dividends Paid                               (3,216)  (2,922)
Purchase of Treasury Stock                        0   (4,540)
Increase(Decrease) in Borrowings, net        (4,292)  21,343
  Net Cash Provided by (Used in) Financing
  Activities                                 16,752   11,811
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                        (3,896) (12,210)

CASH AND CASH EQUIVALENTS, beginning
  of period                                  16,742   23,973

CASH AND CASH EQUIVALENTS, end of period     12,846   11,763

The accompanying notes are an integral part of these consolidated statements.

       UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The accompanying unaudited condensed consolidated financial statements as of September 30, 2003, and 2002, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the "Company"). All significant inter-company transactions and accounts have been eliminated.

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

2.  NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine-month periods ended September 30, 2003, and 2002. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and nine-month periods ended September 30, 2003, and 2002, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

On June 19, 2003, the Board of Directors declared a two-for-one stock split payable July 22, 2003, to shareholders of record at the close of business on June 30, 2003. As a result of the stock split, shareholders of record received one additional share for every share held. For presentation purposes, all prior periods presented are restated for comparative purposes.


The following table represents the earnings per share calculations for the three and nine-month periods ended
September 30, 2003, and 2002:

                                                        Net
                                                      Income
                                  Net                   Per
For the Three Months Ended       Income     Shares     Share
September 30, 2003(dollars in
thousands):
Net Income                       $2,915
Basic Net Income Per Share       $2,915    6,432,274    $.45
Dilutive Securities                   0            0
Dilutive Earnings Per Share       2,915    6,432,274    $.45


September 30, 2002:

Net Income                       $2,636
Basic Net Income Per Share       $2,636    6,432,208   $0.41
Dilutive Securities                   0            0
Dilutive Earnings Per Share       2,636    6,432,208   $0.41


      Net
                                                      Income
                                   Net                  Per
For the Nine Months Ended         Income     Shares     Share

September 30, 2003(dollars in
thousands):

Net Income                       $7,765
Basic Net Income Per Share       $7,765    6,431,508   $1.21
Dilutive Securities                   0           0
Dilutive Earnings Per Share       7,765    6,431,508   $1.21


September 30, 2002:
Net Income                       $6,922
Basic Net Income Per Share       $6,922    6,531,476   $1.06
Dilutive Securities                   0            0
Dilutive Earnings Per Share       6,922    6,531,476   $1.06


3.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income and its changes for the three and nine-month periods ended September 30, 2003, and 2002:

                         Three Months       Nine Months
                            Ended               Ended
                         September 30,      September 30,
                       2003       2002    2003       2002

Net Income             $2,915    $2,636  $7,765     $6,922
Other Comprehensive
 Income, Net of Tax:
 Change in Unrealized
   Gain (loss) on
   Derivative
   Instruments (Net of
   Tax of $0, $100,
   $53, and $4
   respectively)            0      (185)    (99)        8
 Change in Unrealized
   Gain on Securities
   Available For Sale
   (Net of Tax of $426,
   $165, $638, and
   $606 respectively).  (792)       307   (1,184)    1,125
Comprehensive Income   $2,123    $2,758   $6,482    $8,055


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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45). Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not have a material impact on the Company's financial results. As of September 30, 2003 the Company had standby letters of credit outstanding totaling approximately $580,000 compared to $843,000 at December 31, 2002, and unfunded commitments to extend credit of approximately $24 million compared to $22 million at December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (Interpretation 46). Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:
(1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.
(2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
(a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after September 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact of Interpretation No. 46 and has identified limited partnership investments in affordable housing projects that are considered variable interest. The company has provided funding as a limited partner and receives tax credit for any losses incurred by the projects based on partnership share. At September 30, 2003, the Company has approximately $3.1 million net investment in affordable housing projects. The Company adjusts the carrying value of these investments for any losses or impairment incurred by the partnerships through earnings. Although these invest-ments are considered variable interest entities under Interpretation 46, the Company has not yet determined how many of these entities, if any, will need to be consolidated.

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

                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated
For the three
months ended
September 30, 2003:
Net Interest
  Income       $  5,794  $ 3,226  $    26   $       0  $  9,046
Provision for
  Loan Losses       150      515        0           0       665
Total Noninterest
  Income          1,189      124    3,255      (3,141)    1,427
Total Noninterest
  Expense         3,669    1,720      303        (111)    5,581
Income(Loss)
  Before Income
  Taxes           3,164    1,115    2,978      (3,030)    4,227
Provision
  (Benefit) for
  Income Taxes      917      391        4           0     1,312
Net Income(Loss) $2,247  $   724   $2,974    $ (3,030)  $ 2,915

For the nine
months ended
September 30, 2003:
Net Interest
  Income       $ 16,586  $ 8,962  $    83   $       0  $ 25,631
Provision for
  Loan Losses       919    1,743        0           0     2,662
Total Noninterest
  Income          3,534      342    8,616      (8,370)    4,122
Total Noninterest
  Expense        10,398    5,075      782        (306)   15,949
Income(Loss)
  Before Income
  Taxes           8,803    2,486    7,917      (8,064)   11,142
Provision
  (Benefit) for
  Income Taxes    2,563      804       10           0     3,377
Net Income(Loss) $6,240  $ 1,682   $7,907    $ (8,064)  $ 7,765

Other Significant
Items:
Total Assets   $554,757 $103,751  $73,085   $(172,046) $559,547
Total Investment
  Securities    142,518        0    1,098           0   143,616
Total Loans     366,160  100,344        0     (99,050)  367,454
Investment in
  Wholly-Owned
  Subsidiaries    2,777      110   67,182     (69,959)      110
Total Interest
  Income from
  External
  Customers      20,385   13,757       53           0    34,195
Total Interest
  Income from
  Affiliates      4,795        0       31      (4,826)        0

                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated
For the Three
Months Ended
September 30, 2002:
Net Interest
  Income       $  5,474  $ 2,534  $    50   $      0  $  8,058
Provision for
  Loan Losses       275      685        0          0       960
Total Noninterest
  Income          1,008      108    2,895     (2,760)    1,251
Total Noninterest
  Expense         3,043    1,553      242       (109)    4,729
Income (loss)
  Before Income
  Taxes (tax
  benefit)        3,164      404    2,703     (2,651)    3,620
Provision for
  Income Taxes
  (tax benefit)     866      113        5          0       984
Net Income
  (loss)       $  2,298   $  291 $  2,698   $ (2,651)  $ 2,636

For the Nine
Months Ended
September 30, 2002:
Net Interest
  Income       $ 15,865  $ 7,441  $   152   $      0  $ 23,458
Provision for
  Loan Losses     1,129    1,838        0          0     2,967
Total Noninterest
  Income          3,068      293    7,660     (7,451)    3,570
Total Noninterest
  Expense         9,234    4,874      668       (295)   14,481
Income (loss)
  Before Income
  Taxes (tax
  benefit)        8,570    1,022    7,144     (7,156)    9,580
Provision for
  Income Taxes
  (tax benefit)   2,358      286       14          0     2,658
Net Income
 (loss)        $  6,212      736    7,130     (7,156)    6,922

Other Significant
Items:
Total Assets   $539,904  $82,371  $68,186  $(147,550) $542,911
Total Investment
  Securities    155,308        0    2,347           0  157,655
Total Loans     342,491   78,263        0    (80,800)  339,954
Total Interest
  Income from
  External
  Customers      22,437   11,775      112           0   34,324
Total Interest
  Income from
  Affiliates      4,335       0        40     (4,375)        0
Investment in
  Wholly-Owned
  Subsidiaries    1,282       0    62,464    (63,746)        0


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

7.   RESCISSION OFFER

The Company initially registered securities to be issued under the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions) (the "Plan") on October 29, 1991, pursuant to a registration statement on Form S-8. The Form S-8 originally registered 50,000 shares of the Company's common stock to be purchased under the Plan. The Company has determined that participants in the Plan have purchased more than 50,000 shares of the Company's common stock in the Plan, and therefore the shares purchased in excess of the initial 50,000 registered shares, have been sold by the Plan in violation of the securities laws. To remedy the violation, the Company intends to offer rescission rights to those participants who received shares of its common stock in violation of securities laws during the statute of limitations period that the Company believes may apply to claims for rescission under applicable state laws (the "Rescission Offer"). Under the Rescission Offer, participants will be entitled to require the Company to repurchase those shares at the price per share of the Company's common stock applicable when the shares were transferred to the participant's account, plus interest at state statutory rates from the date of purchase.

Given that the price per share of the Company's common stock has significantly increased from levels two years ago (the statute of limitations period that the Company believes may apply to claims for rescission under applicable state laws for all but four participants), the actual aggregate repurchase price of the shares that will be subject to the Rescission Offer when made will likely be less than the current market price of the Company's common stock. While the Company does not anticipate that participants will accept the Rescission Offer, in the event some participants do accept the Rescission Offer, the Company believes, based upon the current market price of its common stock, that the aggregate amount of rescission payments will not have a material adverse effect on its financial condition or results of operations.
The staff of the Securities and Exchange Commission has taken the position that a person's federal right of rescission may survive a rescission offer. However, federal courts in the past have ruled that a person who rejects or fails to accept a rescission offer is precluded from later seeking similar relief. The Company believes that subsequent to the Rescission Offer, any rights to rescind will be contingent upon legal rulings, the outcomes of which are not currently determinable. Accordingly, the Company will account for shares that are not rescinded in the Rescission Offer as if there is no right of rescission. In the event any rescissions occur subsequent to the expiration of the Rescission Offer, the Company will account for those rescissions, if any, at the time those rescissions are completed.

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

The emphasis of this discussion is a comparison of Assets, Liabilities, and Stockholders' Equity as of September 30, 2003, to year-end 2002, while comparing income and expense for the three and nine-month periods ended September 30, 2003, and 2002.

All yields and ratios presented and discussed herein are not presented on a tax-equivalent basis.

Interest income decreased $169,000, or 1.4% totaling $11.7 million for the third quarter of 2003 from $11.9 million for the third quarter of 2002. Interest income decreased $129,000, or ..4% to $34.2 million for the first nine months of 2003 compared to $34.3 million for the first nine months of 2002. The decrease in interest income was due to decreases in interest earned on loans and investments. This decrease is due to an overall decrease in the average yield at the Bank, which offset an increase in the volume of loans outstanding and higher yields at the finance company subsidiary.

Interest expense decreased $1.2 million, or 30.5% to $2.6 million for the third quarter of 2003 from $3.8 million for the third quarter of 2002. Interest expense decreased $2.3 million, or 21.2% totaling $8.6 million for the first nine months of 2003 compared to $10.9 million for the first nine months of 2002. The decrease in interest expense was due to an overall decrease in the average rate paid for both deposits and borrowings, which offset increases in the volume of deposits during the same period.

Net interest income increased $988,000, or 12.3% for the third quarter of 2003 and $2.2 million, or 9.3% for the first nine months of 2003 as a result of an improvement of a 46 basis point net yield on earning assets, resulting from a decrease in the cost of interest-bearing deposits and a decrease in the cost of borrowed funds.

The provision for loan losses was $665,000 or .73% annualized of average loans in the third quarter of 2003, compared to $960,000 or 1.11% annualized of average loans in the third quarter of 2002. The loan loss provision decreased compared to the prior year due to the decreased charge-offs at the finance company subsidiary. For the first nine months of 2003, the provision for loan losses decreased to $2.7 million or .98% annualized of average loans, compared to $3.0 million or 1.15% annualized of average for the first nine months of 2002.

Total non-interest income increased $176,000, or 14.1% to $1.4 million for the third quarter of 2003 from $1.3 million for the third quarter of 2002. Total non-interest income increased to $4.1 million for the first nine months of 2003. This was mainly attributable to an increase in the service charges on deposits and other income.

Total non-interest expense increased $852,000, or 18.0% for the third quarter of 2003 to $5.6 million from $4.7 million. Total non-interest expense increased $1.5 million for the first nine months of 2003 compared to 2002. The increase is a result of higher salaries and benefits costs associated with the opening of two new branch offices, higher benefit costs, and normal merit increases.

Income tax expense increased $328,000 or 33% during the third quarter of 2003 as compared to the same period a year ago. Income tax expense increased $719,000 or 27% over the first nine months of 2002. The increase during the first nine months of 2003 compared to 2002 resulted from higher levels of taxable income. United Security's effective tax rate for the first nine months of 2003 and 2002 were 30.3% and 27.7%, respectively as the Company continues to realize tax benefits primarily from tax-exempt securities and low income housing tax credits.

For the third quarter, net income increased $279,000, or 11.0%, resulting in an increase of basic net income per share to $0.45. For the first nine months, net income increased $843,000, or 12.2%, resulting in an increase of basic net income per share to $1.21. Annualized return on assets was 1.90% compared to 1.75% for the same period during 2002. Average return on stockholders' equity increased to 15.12% from 14.26%.

COMPARING THE SEPTEMBER 30, 2003, STATEMENT OF FINANCIAL
CONDITION TO DECEMBER 31, 2002

In comparing financial condition at December 31, 2002, to September 30, 2003, total assets increased $24.2 million to $559.5 million, while liabilities increased $20.7 million to $489.0 million. Shareholders' equity increased $3.5 million as a result of earnings of excess in dividends during the first nine months of 2003.

Investment securities increased $9.1 million during the first nine months of 2003. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income increased $16 million, or 4.0% during the first nine months of 2003 as result of continued construction and real estate development in the trade areas served by United Security. Deposits increased $24.1 million or 6.8% during the first nine months of 2003 as result of an increase in both interest and non-interest bearing products.

CREDIT QUALITY

At September 30, 2003, the allowance for loan losses was $6.6 million, or 1.77% of loans net of unearned income, compared to $6.3 million, or 1.81% of loans net of unearned income at September 30, 2002 and $6.6 million, or 1.85% of loans net of unearned income at December 31, 2002. The coverage ratio of the allowance for loan losses to non-performing assets increased to 84.88% at September 30, 2003, compared to 73.94% at December 31, 2002, primarily as a result of a decrease in non-accrual loans during the first nine months of 2003.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                            Nine Months
                                               Ended
                                            September 30,
                                          2003        2002
Balance at Beginning of Period           $6,623      $6,590

   Charge-Offs                            3,328       3,970
   Recoveries                              (672)       (694)
   Net Loans Charged-Off                  2,656       3,276

   Additions Charged to Operations        2,662       2,967

Balance at End of Period                 $6,629      $6,281


Net charge-offs for the nine months ended September 30, 2003, were $2.7 million or .98% of average loans, on an annualized basis, a decrease of $620,000 from the $3.3 million or 1.27% annualized of average loans reported a year earlier. The provision for loan losses for the first nine months of 2003 was $2.7 million compared to $3.0 million in the first nine months of 2002.

United Security maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (a) management's estimate of future economic conditions, (b) management's estimate of the financial condition and liquidity of certain loan customers, and (c) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At September 30, 2003, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Non-performing assets were as follows (amounts in thousands):

                          September 30, Dec. 31, September 30,
                               2003       2002       2002
Loans Accounted for on a
  Non-Accrual Basis         $ 4,060    $ 6,228    $ 6,232
Accruing Loans Past Due
  90 Days or More               930      1,433      1,555
Real Estate Acquired in
  Settlement of Loans         2,820      1,296      1,620

Total                       $ 7,810    $ 8,957    $ 9,407

Non-Performing Assets as a
  Percentage of Net Loans
  and Other Real Estate        2.07%      2.49%      2.70%

Loans accounted for on a non-accrual basis decreased $2.2 million since December 31, 2002. This decrease is primarily related to one large commercial real estate loan, which the bank has moved to other real estate. Accruing loans past due 90 days or more decreased $503,000, compared to December 31, 2002. This is primarily the result of improved credit quality and performance of the loan portfolio at the finance company subsidiary. Real estate acquired in settlement of loans increased $1.2 million since September 30, 2002 and $1.5 million since December 31, 2002 primarily as a result of the loan foreclosure mentioned above.

At September 30, 2003, the recorded investment in loans that were considered impaired was $1,282,333 compared to $3,815,189 at December 31, 2002, all of which were on a non-accrual basis. There was approximately $192,350 and $573,161 at September 30, 2003 and December 31, 2002 respectively, in the allowance for loan losses specifically allocated to these impaired loans.

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

The Bank currently has up to $127.4 million in borrowing capacity from the Federal Home Loan Bank and $40 million in established
Federal Funds Lines.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2003, and December 31, 2002, United
Security and the Bank were in compliance with all regulatory capital requirements.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 31.1:  Certification of the Chief Executive
Officer Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002, filed herewith.

Exhibit 31.2:  Certification of the Chief Financial
Officer Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002, filed herewith.

  Exhibit 32:  Certification of Chief Executive Officer
  And Chief Financial Officer Pursuant to 18 U.S.C. Section
  1350, as created by Section 906 of the Sarbanes-Oxley
  Act of 2002

(b)	Report on Form 8-K, dated July 17, 2003, filed on
July 17, 2003, relating to the press release announcing financial results for the quarter ended June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE:   November 14, 2003

BY:  /s/ROBERT STEEN
     ROBERT STEEN
Its Assistant Vice-President, Assistant Treasurer,
And Principal Accounting Officer
     (Duly Authorized Officer and Principal Accounting
      Officer)