Form 10-K
period 2003-12-31
UNITED SECURITY BANCSHARES INC
filed 2004-03-12
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-14549

UNITED SECURITY BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0843362
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

131 West Front Street Post Office Box 249 Thomasville, Alabama	36784
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (334) 636-5424

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒    No  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2003 was $133,752,634.

The number of shares of common stock outstanding as of March 1, 2004 was 6,432,274 shares.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for the 2004 annual meeting of its shareholders are incorporated by reference into Part III.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2003

TABL E OF CONTENTS

i

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

The Bank has eighteen banking offices, which are located in Thomasville, Coffeeville, Fulton, Gilbertown, Grove Hill, Butler, Jackson, Brent, Centreville, Woodstock, Bucksville, Calera, Harpersville and Tuscaloosa, Alabama, and its market area includes portions of Bibb, Chilton, Clarke, Choctaw, Hale, Jefferson, Marengo, Monroe, Perry, Shelby, Sumter, Tuscaloosa, Washington and Wilcox Counties in Alabama, as well as Clarke, Lauderdale and Wayne Counties in Mississippi.

The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings and time deposits, personal and commercial loans, credit card and safe deposit box services and the purchase and sale of government securities.

As of December 31, 2003, the Bank had 184 full-time equivalent employees, ALC had 100 full-time equivalent employees and Bancshares had no employees, other than the executive officers of Bancshares who are indicated in Part III, Item 10 of this report.

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

The Gramm-Leach-Bliley Act (the “GLB Act”), which became effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. See “Supervision and Regulation.” Under the GLB Act, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The GLB Act, which represented at the time of enactment the most sweeping reform of financial services regulation in over sixty years, may significantly change the competitive environment in which Bancshares and the Bank conduct business. At this time, however, it is not possible to predict the full effect that the GLB Act will have on Bancshares. One consequence may be increased competition from large financial services companies that will be permitted to provide many types of financial services, including bank products, to their customers.

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

Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and following in 1991 with the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), numerous additional regulatory requirements have been placed on the banking industry in the past fifteen years, and additional changes have been proposed. The operations of Bancshares and the Bank may be affected by legislative changes and the policies of various regulatory authorities. Bancshares is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

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

On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. Bancshares has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

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

Available Information

The Bank’s website address is http://www.firstusbank.com (Bancshares does not maintain a website). Bancshares’ annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are not currently available on the Bank’s website; however, Bancshares is currently assessing the expense associated with implementing this feature on the Bank’s website. These reports are available on the Securities and Exchange Commission’s website, http://www.sec.gov, and Bancshares will provide paper copies of these reports free of charge upon written request.

Item 2.	Properties.

Bancshares owns no property and does not expect to own any property. The business of Bancshares is conducted from the eighteen offices of the Bank. The Bank owns all of its offices in fee without encumbrances. ALC leases office space throughout Alabama and Mississippi but owns no property. During 2003, the aggregate annual rental payments for office space for ALC totaled approximately $336,672.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancshares’ common stock trades under the symbol, “USBI,” on The Nasdaq SmallCap Market. The sales price range for Bancshares’ common stock during each calendar quarter of 2002 and 2003 are shown below. On June 19, 2003, the Board of Directors of Bancshares declared a two-for-one stock split in which shareholders of record at the close of business on June 30, 2003 received one additional share for every share held. The market prices represent sales prices as reported in the Nasdaq Historical Quotes, as adjusted for the two-for-one stock split that was payable July 22, 2003. Additionally, Bancshares has declared dividends on its common stock on a quarterly basis in the past two years, as adjusted for the two-for-one stock split, as shown below.

	High	Low	Dividends Declared
2002
First Quarter	$14.65	$14.00	$0.15
Second Quarter	15.17	13.35	0.15
Third Quarter	15.01	13.50	0.15
Fourth Quarter	15.75	14.38	0.15

2003
First Quarter	$27.15	$14.68	$0.17
Second Quarter	26.72	22.25	0.17
Third Quarter	33.45	22.25	0.17
Fourth Quarter	33.64	25.93	0.17

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

Bancshares’ management currently expects that comparable cash dividends will continue to be paid in the future.

Bancshares has only one class of common stock. As of March 1, 2004, there were approximately 960 shareholders of Bancshares.

Item 6.	Selected Financial Data.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In Thousands of Dollars, Except Per Share Amounts)
RESULTS OF OPERATIONS
Interest Income	$46,722	$45,752	$47,776	$48,323	$44,919
Interest Expense	11,135	14,134	18,419	18,292	15,365

Net Interest Income	35,587	31,618	29,357	30,031	29,554
Provision for Loan Losses	3,505	3,859	5,255	6,837	4,305
Non-Interest Income	5,662	5,069	4,730	4,883	4,747
Non-Interest Expense	21,306	20,032	19,493	19,106	18,534

Income Before Income Taxes	16,438	12,796	9,339	8,971	11,462
Income Taxes	5,023	3,621	2,552	2,193	3,302

Net Income Before Cumulative Effect of a Change in Accounting Principle	$11,415	$9,175	$6,787	$6,778	$8,160

Cumulative Effect of a Change in Accounting Principle	$0	$0	$(200)	$0	$0

Net Income After Cumulative Effect of a Change in Accounting Principle	$11,415	$9,175	$6,587	$6,778	$8,160

Net Income Per Share:
Basic	$1.77	$1.41	$0.95	$0.95	$1.15
Diluted	$1.77	$1.41	$0.94	$0.95	$1.14
Average Number of Shares Outstanding*	6,432	6,506	6,988	7,140	7,122

PERIOD END STATEMENT OF CONDITION
Total Assets	$567,188	$535,318	$523,112	$509,165	$476,599
Loans, Net	379,736	351,434	332,994	296,941	276,172
Deposits	387,680	353,100	354,815	338,156	326,751
Shareholders’ Equity	73,329	67,032	65,206	67,628	61,671

AVERAGE BALANCES
Total Assets	$549,705	$532,409	$516,305	$491,580	$459,922
Earning Assets	511,220	498,868	486,615	454,055	424,074
Loans, Net	365,532	345,374	318,453	295,394	256,192
Deposits	372,142	357,539	345,919	331,877	328,263
Shareholders’ Equity	69,421	65,309	67,736	63,604	61,140

PERFORMANCE RATIOS
Net Income to:
Average Total Assets	2.08%	1.72%	1.28%	1.38%	1.77%
Average Shareholders’ Equity	16.44%	14.05%	9.72%	10.66%	13.35%
Average Shareholders’ Equity to:
Average Total Assets	12.63%	12.27%	13.12%	12.94%	13.29%
Dividend Payout Ratio	37.75%	42.35%	53.98%	48.47%	36.67%

*	A two-for-one stock split was authorized and implemented in 2003. Accordingly all shares outstanding in prior years have been adjusted to reflect the stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

United Security Bancshares, Inc., a Delaware Corporation (herein referred to as “United Security” or the “Company”), is a bank holding company with its principal offices in Thomasville, Alabama. United Security operates a commercial banking subsidiary, First United Security Bank (the “Bank”). The Bank has eighteen banking offices located in Thomasville, Coffeeville, Fulton, Gilbertown, Grove Hill, Butler, Jackson, Brent, Centreville, Woodstock, Harpersville, Calera, Bucksville and Tuscaloosa, Alabama. Its market area includes Clarke, Choctaw, Bibb, Shelby, Tuscaloosa and portions of Marengo, Sumter, Washington, Wilcox, Chilton, Hale, Monroe, Perry and Jefferson Counties in Alabama, as well as Clarke, Lauderdale, and Wayne Counties in Mississippi. United Security is also the parent company of First Security Courier Corporation (“FSCC”), an Alabama corporation. FSCC is a courier service organized to transport items for processing to the Federal Reserve for companies located in Southwest Alabama.

The Bank’s sole business is banking; therefore, loans and investments are its principal sources of income. The Bank contributed approximately $9.1 million to consolidated net income in 2003, while ALC contributed approximately $2.5 million. A wide range of commercial banking services are provided to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC has twenty-six offices located in Central and South Alabama and Southeast Mississippi. The headquarters of ALC is located in Jackson, Alabama. The Bank represents the funding source for ALC.

FUSB Reinsurance, Inc. (“FUSB Reinsurance”), an Arizona Corporation and wholly-owned subsidiary of the Bank, reinsures or “underwrites” credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and the primary third-party insurer retains the remaining risk. The third-party insurer is also responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

At December 31, 2003, United Security had consolidated assets of $567.2 million, deposits of $387.7 million, and shareholders’ equity of $73.3 million. Total assets increased by $31.9 million, or 6.0%, in 2003. This increase is primarily attributed to the loan growth realized by the Bank.

A two-for-one stock split was implemented in July 2003. This stock split increased common stock to an average of 6.4 million shares outstanding; however, total shareholders’ equity was not affected by the split. All shares outstanding and dividend per share numbers for prior years have been adjusted as a result of the stock split.

A high priority continues to be placed on efficiency and uniformity among the Bank’s eighteen offices and ALC’s twenty-six offices in an effort to improve the delivery of services to our customers. The loan review process continues to receive strong emphasis in our quality-control program. Particular emphasis is being directed toward effective loan origination and credit quality control.

Delivery of the best possible services to customers remains an overall operational focus of the Bank. We recognize that attention to details and responsiveness to customers’ desires are critical to customer satisfaction. The Bank continues to employ the most current technology, both in its financial services and in the training of its 284 full-time equivalent employees, to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security, and should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of this discussion will be on the years 2003, 2002, and 2001. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

Forward-Looking Statements

This Annual Report on Form 10-K, other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of the Company may include “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect the Company’s current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

1.	Possible changes in economic and business conditions that may affect the prevailing interest rates, the prevailing rates of inflation, or the amount of growth, stagnation, or recession in the global, U.S., and Alabama and Mississippi economies, the value of investments, the collectibility of loans and the ability to retain and grow deposits;

2.	Possible changes in monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;

3.	The effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, and changes evolving from the enactment of the Gramm-Leach-Bliley Act which became effective in 2000, and attendant changes in patterns and effects of competition in the financial services industry; and

4.	The ability of the Company to achieve its expected operating results including (i) the continued growth of the markets in which the Company operates consistent with recent historical experience and (ii) the Company’s ability to expand into new markets and to maintain profit margins.

The words, “believe,” “expect,” “anticipate,” “project” and similar expressions, signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company. Any such statements speak only as of the date such statements were made, and the Company undertakes no obligation to update or revise any forward-looking statements.

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

Supplemental Compensation Benefits Agreements

The Bank has entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, we could incur additional or reduced expense to provide the benefits.

Rescission Offer

During a review of the Company’s compliance with the Securities and Exchange Commission (the “SEC”) rules and regulations in October 2003, it was discovered that the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions) (the “Plan”), maintained for the benefit of the Company’s employees, had purchased a greater number of shares of common stock than had been initially registered under the Plan by the Company. Although all of the purchases under the Plan were made in a manner consistent with the Plan and the investment elections of the Plan participants, the Company determined that the purchases of up to 30,790 shares of common stock by participants in the Plan may not have been properly registered in accordance with the Securities Act of 1933. Since participants who purchased such securities may have had a right to require the Company to rescind the sale of such common stock, it offered to rescind the purchase of such stock issued to the Plan participants. The rescission offer expired on March 10, 2004, and no participants elected to accept the rescission offer by the Company. Accordingly, no contingent liability relating to this rescission offer was recorded.

Operating Results

Summary of Operating Results

	Year Ended December 31,
	2003	2002	2001
	(In Thousands of Dollars)
Total Interest Income	$46,722	$45,752	$47,776
Total Interest Expense	11,135	14,134	18,419

Net Interest Income	35,587	31,618	29,357
Provision for Loan Losses	3,505	3,859	5,255

Net Interest Income After Provision for Loan Losses	32,082	27,759	24,102
Non-Interest Income	5,662	5,069	4,730
Non-Interest Expense	21,306	20,032	19,493

Income Before Income Taxes	16,438	12,796	9,339
Applicable Income Taxes	5,023	3,621	2,552

Net Income Before Cumulative Effect of a Change in Accounting Principle	$11,415	$9,175	$6,787

Cumulative Effect of a Change in Accounting Principle	0	0	(200)

Net Income After Cumulative Effect of a Change in Accounting Principle	$11,415	$9,175	$6,587

Net Interest Income

Net interest income (interest income less interest expense) is an effective measurement of how well management has matched interest-rate sensitive assets and interest-bearing liabilities and is the Bank’s principal source of income. Fluctuations in interest rates materially affect net interest income. The accompanying graph analyzes these changes.

Net interest income increased by $4.0 million, or 12.6%, in 2003, compared to a 7.7% increase and a 2.2% decrease in 2002 and 2001, respectively. Volume, rate and yield changes in interest-earning assets and interest-bearing liabilities contributed to the increase in net interest income. Average interest-earning assets increased by $12.4 million, or 2.5%, in 2003, while average interest-bearing liabilities increased $11.1 million. Volume changes of equal amounts in interest-earning assets and interest-bearing liabilities generally increase net interest income because of the spread between the yield on loans and investments and the rates paid on interest-bearing liabilities. In 2003, average interest-earning assets outgained average interest-bearing liabilities by $1.3 million, and while the continued declining interest rates had a relatively neutral effect on interest income, it had a more positive effect on lowering interest expense.

The Bank’s ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percent of average earning assets. The interest margin was 7.0% in 2003 compared to 6.3% in 2002 and 6.0% in 2001.

Interest margins are affected by several factors, one of which is the relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities. This factor determines the effect that fluctuating interest rates will have on net interest income. Rate-sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a relatively short time. The Bank’s objective in managing interest rate sensitivity is to achieve reasonable stability in the interest margin throughout interest rate cycles by maintaining the proper balance of rate sensitive assets and liabilities. For further analysis and discussion of interest rate sensitivity, refer to the subsequent section entitled “Liquidity and Interest Rate Sensitivity Management.”

Another factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement gives a more accurate representation of the effect market interest rate movements have on interest rate-sensitive assets and liabilities. The average amount of the interest-bearing liabilities as noted in the table, “Yields Earned on Average Interest Earning Assets and Rates Paid on Average Interest Bearing Liabilities,” increased 2.6% in 2003, while the average rate of interest paid decreased from 3.4% in 2002 to 2.6% in 2003. Average interest-earning assets increased 2.5% in 2003, while the average yield on earning assets decreased from 9.2% in 2002 to 9.1% in 2003.

The percentage of earning assets funded by interest-bearing liabilities also affects the Bank’s interest margin. The Bank’s earning assets are funded by interest-bearing liabilities, non-interest bearing demand deposits, and shareholders’ equity. The net return on earning assets funded by non-interest bearing demand deposits and shareholders’ equity exceeds the net return on earning assets funded by interest-bearing liabilities. The Bank maintains a relatively consistent percentage of earning assets funded by interest-bearing liabilities. In 2003, 83.9% of the Bank’s average earning assets was funded by interest-bearing liabilities as opposed to 83.8% in 2002 and 83.0% in 2001.

Yields Earned on Average Interest Earning Assets and

Rates Paid on Average Interest Bearing Liabilities

	December 31,
	2003			2002			2001
	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %
	(In Thousands of Dollars, Except Percentages)
ASSETS
Interest Earning Assets:
Loans (Note A)	$365,532	$40,577	11.10%	$345,374	$37,478	10.85%	$318,453	$37,230	11.69%
Taxable Investments (Note B)	129,061	5,246	4.06%	136,149	7,261	5.33%	143,795	9,164	6.37%
Non-Taxable Investments	16,627	899	5.41%	17,027	1,007	5.91%	21,082	1,270	6.02%
Federal Funds Sold	0	0	0.00%	318	6	1.89%	3,285	112	3.41%

Total Interest-Earning Assets	511,220	46,722	9.14%	498,868	45,752	9.17%	486,615	47,776	9.82%

Non-Interest Earning Assets:
Other Assets	38,485			33,541			29,690

Total	$549,705			$532,409			$516,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$73,023	$579	0.79%	$66,969	$700	1.05%	$60,615	$1,002	1.65%
Savings Deposits	47,709	469	0.98%	43,665	645	1.48%	40,292	899	2.23%
Time Deposits	206,737	6,146	2.97%	205,039	7,936	3.87%	206,128	11,537	5.60%
Other Liabilities	101,571	3,941	3.88%	102,292	4,852	4.74%	96,837	4,982	5.14%

Total Interest-Bearing Liabilities	429,040	11,135	2.60%	417,965	14,133	3.38%	403,872	18,420	4.56%

Non-Interest Bearing Liabilities:
Demand Deposits	44,673			41,866			38,884
Other Liabilities	6,571			7,269			5,813
Shareholders’ Equity	69,421			65,309			67,736

Total	$549,705			$532,409			$516,305

Net-Interest Income (Note C)		$35,587			$31,619			$29,356

Net Yield on Interest-Earning Assets			6.96%			6.33%			6.03%

Note A	—	For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans amounted to $1,897,007, $6,228,740 and $2,594,868 for 2003, 2002, and 2001, respectively.
Note B	—	Taxable investments include all held-to-maturity, available-for-sale, and trading account securities.
Note C	—	Loan fees of $3,015,525, $2,821,752, and $2,932,596 for 2003, 2002, and 2001, respectively, are included in interest income amounts above.

Changes in Interest Earned and Interest Expense Resulting from

Changes in Volume and Changes in Rates

	2003 Compared to 2002 Increase (Decrease) Due to Change In:			2002 Compared to 2001 Increase (Decrease) Due to Change In:			2001 Compared to 2000 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net	Volume	Average Rate	Net
Interest Earned On:
Loans	$2,187	$912	$3,099	$3,026	$(2,778)	$248	$2,788	$(2,627)	$161
Taxable Investments	(378)	(1,637)	(2,015)	(468)	(1,435)	(1,903)	767	(1,207)	(440)
Non-Taxable Investments	(24)	(84)	(108)	(240)	(23)	(263)	(104)	(71)	(175)
Federal Funds	(6)	0	(6)	(71)	(35)	(106)	3	(96)	(93)

Total Interest- Earnings Assets	1,779	(809)	970	2,247	(4,271)	(2,024)	3,454	(4,001)	(547)

Interest Expense On:
Demand Deposits	63	(184)	(121)	96	(393)	(297)	37	(217)	(180)
Savings Deposits	60	(236)	(176)	70	(419)	(349)	18	(139)	(121)
Time Deposits	66	(1,857)	(1,791)	(61)	(4,376)	(4,437)	730	(258)	472
Other Liabilities	(34)	(876)	(910)	269	(726)	(457)	567	(610)	(43)

Total Interest- Bearing Liabilities	155	(3,153)	(2,998)	374	(5,914)	(5,540)	1,352	(1,224)	128

Increase (Decrease) in Net Interest Income	$1,624	$2,344	$3,968	$1,873	$1,643	$3,516	$2,102	$(2,777)	$(675)

For purposes of the table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual losses experienced during the year and management’s judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $3.3 million during the year, a decrease of $0.5 million over the prior year, and accordingly a provision of $3.5 million was expensed for loan losses in 2003, $3.9 million in 2002 and $5.3 million in 2001. The allowance is at 1.77% of total loans outstanding at December 31, 2003, compared to 1.85% in 2002. The decrease in charge-offs (net of recoveries) was due to management’s emphasis on collections during the year at both ALC and the Bank. For additional information and discussion of the allowance for loan losses, refer to the section entitled “Loans and Allowances for Loan Losses.”

Non-Interest Income

The following table presents the major components of non-interest income for the years indicated.

	Year Ended December 31,
	2003	2002	2001
	(In Thousands of Dollars)
Service Charges and Other Fees on Deposit Accounts	$3,316	$2,966	$2,713
Credit Insurance Commissions and Fees	977	952	916
Bank-Owned Life Insurance	370	94	0
Investment Security Gains, Net	52	198	179
Other Income	947	859	922

	$5,662	$5,069	$4,730

Non-interest income consists of revenues generated by a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales and trading activities. In addition, gains and losses from the sale of investment portfolio securities are included in non-interest income.

Total non-interest income increased $592,929 or 11.7% in 2003. This compares to an increase of 7.2% in 2002, and a decrease of 3.1% in 2001. The 2003 increase can be attributed to the 11.8%, or $349,627, increase in service and other charges on deposit accounts. This increase in service charge income is due to the overdraft protection products and other daily fees, the new deposit accounts generated by the new banking offices as well as a renewed emphasis on increasing overall demand deposit accounts. Additionally, the increase of $364,533 or 38.3% in other income in 2003 contributed to the increase in total non-interest income. The increase in other income was due to Bank-owned life insurance purchased in 2002. This insurance generated income of $370,318 in 2003 and $94,107 in 2002.

Non-recurring items of non-interest income include securities gains and losses. Investment securities had a net gain of $51,680 in 2003 compared to a $198,064 gain in 2002 and a $165,984 gain in 2001. Income generated in the area of securities gains and losses is dependent on many factors including investment portfolio strategies, interest rate changes, and the short, intermediate, and long-term outlook for the economy.

The Bank organized a wholly-owned subsidiary, FUSB Reinsurance, Inc. (“FUSB Reinsurance”), in 2000. FUSB Reinsurance reinsures or “underwrites” credit life, credit accident and health insurance policies sold to the Bank’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on the policies up to a specified maximum amount, and the primary third party insurer retains the remaining risk. As a result, more credit life insurance premiums and commissions are retained by the Bank. These premiums and commissions were $977,183 in 2003, $952,031 in 2002 and $916,685 in 2001.

The Bank entered into supplemental compensation benefit agreements with the directors and certain executive officers in 2002. The Bank purchased Bank-owned life insurance policies used to fund those agreements. The income recognized on these Bank-owned policies was $370,318 in 2003 and $94,107 in 2002.

The Bank continues to search for new sources of non-interest income. These sources will come from innovative ways of performing currently provided banking services as well as providing new services in the future. FUSB Reinsurance is an example of this philosophy.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years indicated.

	Year Ended December 31,
	2003	2002	2001
	(In Thousands of Dollars)
Compensation and Benefits	$12,377	$11,495	$11,077
Occupancy	1,408	1,359	1,350
Furniture and Equipment	1,356	1,390	1,456
Impairment on Limited Partnerships	562	826	535
Legal, Accounting and Other Professional Fees	539	405	285
Stationary and Supplies	526	477	500
Telephone/Communication	429	407	417
Advertising	350	215	255
Collection and Recovery	326	357	245
Other	3,433	3,101	3,373

Total Non-Interest Expense	$21,306	$20,032	$19,493

Efficiency Ratio	51.7%	54.6%	57.2%
Total Non-Interest Expense to Average Assets	3.9%	3.8%	3.8%

Non-interest expense consists primarily of four major categories: salaries and employee benefits, occupancy expense, furniture and equipment expense, and other expense. These expenses were positively impacted by the closing of three ALC offices in 2001 and three offices in 2002. Additionally, the Bank opened one new branch office in each of 2002 and 2003. These events impacted the ratio of non-interest expense to average assets, and the ratio remained stable during the period at 3.9%, 3.8% and 3.8% in 2003, 2002, and 2001, respectively.

The efficiency ratio was computed by dividing total non-interest expense by net interest income and non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio for 2003 was 51.7%, compared to 54.6% in 2002 and 57.2% during 2001.

Total compensation and benefits increased approximately $882,000, or 7.7%, in 2003. This increase is attributable to a combination of normal merit adjustments, the staffing of our new Calera office in 2002 and the opening of our new Tuscaloosa office in 2003. The increase of 3.8% in 2002 was due to the Calera office opening, and the decrease of 1.2% in 2001 was due to the ALC closures. At December 31, 2003, the Bank had 284 full-time equivalent employees compared to 280 in 2002 and 290 in 2001. The reduction in staff was accomplished by closing six ALC offices during this three-year period and managing attrition.

United Security sponsors an Employee Stock Ownership Plan with 401(k) provisions. The Company made matching contributions totaling $402,710, $365,173 and $349,533 in 2003, 2002, and 2001, respectively.

Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes, and other expenses associated with maintaining eighteen banking offices and twenty-six finance company offices. The Bank owns all banking offices, and all ALC offices are leased. Net occupancy expense increased 3.6% in 2003, 0.7% in 2002, and 1.8% in 2001. The increase in 2003 is due to the two new branch offices in Calera and Tuscaloosa.

Furniture and equipment expense decreased 2.5% in 2003, compared to a decrease of 4.5% in 2002 and a decrease of 11.5% in 2001. The decrease in 2002 and 2001 relates to the ALC office closures.

The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under the equity method. The investment balances in these partnerships were $2,979,847, $3,873,813 and $4,732,036 at December 31, 2003, 2002 and 2001, respectively. Losses amounted to $562,105, $826,364, and $534,638 for 2003, 2002, and 2001, respectively. Management analyzes these investments annually for potential impairment.

During 2003, legal, accounting and other professional fees increased $134,000, compared to increases of $120,000 for 2002 and $19,000 for 2001. This increase relates to ongoing projects and planning designed to improve efficiency, control and the enhancement of our risk management, as well as legal and accounting requirements for the stock split and the Employee Stock Ownership Plan with 401(k) provisions.

The increases in the stationary and supplies, telephone, and advertising expenses, as well as other expenses, were related to the new office openings.

Financial Condition

United Security’s financial condition depends primarily on the quality and nature of the Bank’s assets, liabilities, and capital structure, the quality of its personnel, and prevailing market and economic conditions.

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

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company with twenty-six offices organized for the purpose of making consumer loans. The Bank is ALC’s only source of funds, which amounts to approximately $105.8 million. ALC reported net income of $2.5 million for the year ended December 31, 2003. This is an improvement over the $1.2 million of net income in 2002 and a loss of $1.4 million in 2001.

Management believes the most significant factor in producing quality financial results is the Bank’s ability to react properly and in a timely manner to changes in interest rates. Management, therefore, continues to maintain a more balanced position between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

Provision for Income Taxes

United Security’s provision for income taxes increased 38.7% in 2003. This increase was caused, in part, by a 28.5% increase in income before taxes. The Company’s effective income tax rates for 2003, 2002, and 2001 were 31%, 28%, and 28%, respectively. Note 11 to the “Notes to Consolidated Financial Statements” provides additional information about the provision for income taxes.

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax asset. Management believes that the subsidiaries may be able to generate sufficient operating earnings to realize the deferred tax benefits. However, a portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. Because of these uncertainties, a valuation allowance has been established. Management periodically evaluates the realizability of the deferred tax asset and, if necessary, records a valuation allowance accordingly.

Loans and Allowance for Loan Loss

Total loans outstanding increased by $28.5 million in 2003 with $386.6 million outstanding at year-end. Loans represent 72.7% of the Company’s earning assets and provide 82.2% of interest income.

Real estate loans make up 68.7% of total gross loans at year-end 2003, up from 67.5% last year. These loans consist of construction loans to both businesses and individuals on residential and commercial development, commercial buildings and apartment complexes, with most of this activity being commercial. Real estate loans also consist of other loans secured by real estate, such as one-to-four family dwellings, including mobile homes, loans on land only, multi-family dwellings, non-farm non-residential real estate and home equity loans.

Commercial loans totaled $34.8 million at year-end 2003. These loans decreased $5.3 million or 13.2% from year-end 2002 to year-end 2003. This decrease over the past year is due to an uncertain economy and several large line payoffs.

Consumer loans are the second largest group of loans which represents 24.2% of total loans outstanding. They amount to $93.6 million at year-end 2003, a 13.3% increase from 2002. These loans include loans to individuals for household, family and other personal expenditures, including credit cards and other related credit plans. 56.1% of these loans are originated at ALC. Consumer loans at ALC increased 15.3% from 2002 to 2003, all of which is attributed to normal growth in existing offices. Consumer loans at the Bank grew $2.7 million, or 8.3%, from year-end 2002 to 2003.

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

In order to better manage credit risk, ALC carefully oversees its portfolio through formal underwriting standards, monitoring of customer payments and active follow-up. ALC assesses the adequacy of the allowance for loan losses on an aggregate level based upon recent delinquency status and estimates of inherent loss from historical experience within these portfolios. ALC continues to concentrate more on loans secured by real estate and places less emphasis on automobile loans.

The following table shows the Company’s loan distribution as of December 31, 2003, 2002, 2001, 2000, and 1999.

	December 31,
	2003	2002	2001	2000	1999
	(In Thousands of Dollars)
Commercial, Financial and Agricultural	$34,865	$40,145	$45,345	$41,507	$39,996
Real Estate	265,443	241,668	216,979	180,627	156,979
Installment (Consumer)	93,560	82,570	83,783	87,713	90,599
Less: Unearned Interest, Commissions & Fees	7,290	6,326	6,523	6,377	5,823

Total	$386,578	$358,057	$339,584	$303,470	$281,751

The amounts of total loans (excluding installment loans) outstanding at December 31, 2003, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years, and (3) more than five years, are shown in the following table.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In Thousands of Dollars)
Commercial, Financial, and Agricultural	$24,433	$8,989	$1,443	$34,865
Real Estate—Mortgage	106,929	66,926	91,588	265,443

Total	$131,362	$75,915	$93,031	$300,308

Variable rate loans totaled approximately $66.2 million and are included in the one-year category.

The Bank and ALC ended the year with an allowance for loan losses of $6.8 million, an increase of $0.2 million from December 31, 2002. Total loans charged off in 2003 totaled $4.1 million. Recoveries on loans previously charged off totaled $0.8 million, resulting in net charge-offs of $3.3 million. Net charge-offs for 2002 totaled $3.8 million. Management charged to operations $3.5 million in 2003 as an addition to the allowance for loan losses. This compares to $3.9 million charged to operations for 2002 and $5.3 million for 2001. Of the 2003 net charge-offs of $3.3 million, $2.1 million represents charge-offs from ALC loans and $1.2 million from the Bank. Net loan charge-offs as a percentage of average loans decreased from 1.11% in 2002 to 0.90% in 2003.

Non-Performing Assets

The following table presents information on non-performing loans and real estate acquired in settlement of loans.

	December 31,
	2003	2002	2001	2000	1999
	(In Thousands of Dollars)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$1,879	$6,228	$2,595	$2,104	$1,725
Accruing Loans Past Due 90 Days or More	382	1,433	2,346	2,237	1,347
Real Estate Acquired in Settlement of Loans	2,608	1,296	1,342	860	286

Total	$4,869	$8,957	$6,283	$5,201	$3,358

Non-Performing Assets as a Percent of Net
Loans and Other Real Estate	1.26%	2.50%	1.84%	1.75%	1.21%

Accruing loans past due 90 days or more at December 31, 2003, totaled $382,000. These loans are secured, and, taking into consideration the collateral value and the financial strength of the borrowers, management believes there will be no loss in these accounts and allowed the loans to continue accruing.

At December 31, 2003, the recorded investment in loans that were considered impaired was $1,320,822 compared to $3,815,189 at December 31, 2002. All such loans were on a non-accrual basis at December 31, 2002; however, at December 31, 2003, the one loan considered impaired was restructured and has improved to the point accrual of interest has resumed. There was approximately $198,123 and $573,161 at December 31, 2003 and 2002, respectively, in the allowance for loan losses specifically allocated to these loans. The average recorded investment in impaired loans was approximately $1,740,672 and $2,402,336 at years ended December 31, 2003 and 2002, respectively.

Non-performing assets as a percentage of net loans and other real estate was 1.26% at December 31, 2003. This decrease from 2.5% at December 31, 2002, represents the emphasis placed on reducing non-performing assets during the year. Management reviews these loans and reports to the Board of Directors monthly. Management set a goal to maintain this category at 1.5% or lower during 2003. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when underlying collateral values and management’s belief that the financial strength of the borrowers is sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset value downgraded.

The Bank discontinues the accrual of interest on a loan when management has reason to believe the financial condition of the borrower has deteriorated so that the collection of interest is in doubt. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed against current income unless the collateral securing the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans is generally either applied against the principal or recognized on a cash basis, according to management’s judgment as to whether the borrower can ultimately repay the loan. A loan may be restored to accrual status if the obligation is brought current, performs in accordance with the contract for a reasonable period, and if management determines that the repayment of the total debt is no longer in doubt.

Summarized below is information concerning the income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2003	2002	2001
	(In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis	$1,879	$6,228	$2,595
Interest Income that Would Have Been Recorded Under Original Terms	$359	$367	$214
Interest Income Reported and Recorded During the Year	$344	$98	$64

At December 31, 2003 non-accrual loans totaled $1.9 million or 0.5% of loans, compared to $6.2 million or 1.8% of loans at December 31, 2002. This decrease in non-accrual loans at December 31, 2003, represents management’s emphasis on loan quality and underwriting at both ALC and the Bank. One large line was charged against the Bank’s loan loss reserve during the year, and one was moved to other real estate through foreclosure. The majority of the loans remaining in this category are in the process of liquidation or management has commitments from the principals involved for reduction during the year. Underlying collateral values support those loans which are not already in liquidation. Management continues to emphasize asset quality and believes that at December 31, 2003, it has adequate reserves for losses inherent in this portion of the portfolio although no assurances can be given to this effect because ultimate losses may vary from management’s estimates.

Lending officers and other personnel involved in the lending process receive ongoing training in compliance as well as asset quality. The Bank has no foreign loans. The Bank does not make loans on commercial property outside its market area without prior approval of the Board of Directors or the Directors’ Loan Committee.

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for each of the five years indicated.

	December 31,
	2003		2002		2001		2000		1999
	Allowance Allocation	Percent of Loans in Each Category to Total Loans	Allowance Allocation	Percent of Loans in Each Category to Total Loans	Allowance Allocation	Percent of Loans in Each Category to Total Loans	Allowance Allocation	Percent of Loans in Each Category to Total Loans	Allowance Allocation	Percent of Loans in Each Category to Total Loans
	(In Thousands of Dollars)
Commercial, Financial, and Agricultural	$832	9%	$1,090	11%	$587	13%	$980	14%	$837	14%
Real Estate	3,083	67%	3,114	66%	973	63%	653	59%	558	55%
Installment	2,927	24%	2,419	23%	5,030	24%	4,896	27%	4,184	31%

Total	$6,842	100%	$6,623	100%	$6,590	100%	$6,529	100%	$5,579	100%

The allowance for loan losses is established by risk group as follows:

•	Large classified loans, non-accrual loans, and impaired loans are evaluated individually with specific reserves allocated based on management’s review.

•	Smaller non-accrual and adversely classified loans are assigned a portion of the allowance based on loan grading. Smaller past due loans are assigned a portion of the allowance using a formula that is based on the severity of the delinquency.

•	The remainder of the portfolio is also allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan portfolio. Allocation weights are assigned based on the Bank’s historical loan loss experience in each category, although a higher allocation weight may be used if current conditions indicate that the loan losses may exceed historical experience. While the total allowance is described as consisting of the portions described above, all portions are available to support inherent losses in the loan portfolio.

Net charge-offs as shown in the “Summary of Loan Loss Experience” table below indicate the trend for the last five years.

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for each of the five years indicated.

	December 31,
	2003	2002	2001	2000	1999
	(In Thousands of Dollars)
Balance of Allowance for Loan Loss at Beginning of Period	$6,623	$6,590	$6,529	$5,579	$4,989
Charge-Offs:
Commercial, Financial, and Agricultural	(959)	(826)	(413)	(89)	(94)
Real Estate—Mortgage	(198)	(501)	(303)	(199)	(116)
Installment	(2,935)	(3,562)	(5,307)	(6,170)	(4,232)
Credit Cards	(27)	(22)	(27)	(23)	(30)

	(4,119)	(4,911)	(6,050)	(6,481)	(4,472)
Recoveries:
Commercial, Financial, and Agricultural	47	111	29	20	66
Real Estate—Mortgage	131	35	21	7	21
Installment	647	924	798	554	418
Credit Cards	8	15	8	13	9

	833	1,085	856	594	514

Net Charge-Offs (Deduction)	(3,286)	(3,826)	(5,194)	(5,887)	(3,958)
Provision for Loan Losses	3,505	3,859	5,255	6,837	4,305
Allowances Acquired	0	0	0	0	243 *

Balance of Allowance for Loan Loss at End of Period	$6,842	$6,623	$6,590	$6,529	$5,579

Ratio of Net Charge-Offs During Period to Average Loans Outstanding	0.90%	1.11%	1.63%	1.99%	1.54%

*  Acquisitions by ALC in 1999.

Industry Concentration Factors

The Bank’s trade area includes Clarke, Choctaw, Bibb, Tuscaloosa, and Shelby Counties in Alabama, and parts of Chilton, Hale, Jefferson, Marengo, Monroe, Perry, Washington, Sumter and Wilcox Counties in Alabama as well as parts of Clarke, Lauderdale and Wayne Counties in Mississippi. There are several major paper mills in our trade area including the Alabama River Companies, Boise Cascade, Georgia Pacific and Weyerhauser. In addition, there are several sawmills, lumber companies, and pole and piling producers. The table below shows the dollar amount of loans made to timber and timber-related companies as of December 31, 2003. The amount of timber-related loans decreased from $26.7 million in 2002 to $24.4 million in 2003. The percentage of timber-related loans to gross loans decreased from 7.46% in 2002 to 6.31% in 2003.

Timber- Related Loans	Total Gross Loans	Percentage of Total Loans
$24.4 million	$386.6 million	6.31%

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

Investments in Limited Partnerships

The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under the equity method. The Bank’s interest in these partnerships was $3.0 million and $3.9 million for 2003 and 2002, respectively. Decreases to earnings associated with the partnerships carried under the equity method amounted to approximately $562,000, $826,000, and $535,000 for 2003, 2002, and 2001, respectively. Management analyzes these investments annually for impairment. The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates its underlying equity in the net assets of the partnerships. The Bank had no remaining cash commitments to these partnerships at December 31, 2003. Although these investments are considered non-earning assets, they do contribute to the bottom line in the form of Federal income tax credits. These credits amounted to approximately $700,000 in 2002 and are estimated to be approximately $654,000 for 2003. Also, operating losses related to these partnerships are available as deductions for taxes on the Bank’s books.

Investment Securities Available-for-Sale and Derivative Instruments

Investment securities available-for-sale included $1.6 million government and agency securities, mortgage-backed securities of $112.9 million, state, county and municipal securities of $18.9 million, and other securities of $5.7 million. The securities portfolio is carried at fair market value, and it increased $4.6 million from December 31, 2002, to December 31, 2003.

At December 31, 2003, approximately $6.9 million in collateral mortgage obligations (“CMO”) held by the Bank had floating interest rates which reprice monthly, and $45.3 million had fixed interest rates.

Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of agency guaranteed mortgage-backed obligations and collateralized mortgage obligations. The mortgage-backed obligations in which the Bank invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages (“mortgage-backed securities”). Mortgage-backed securities have yield and maturity characteristics corresponding to the underlying mortgages and are subject to principal prepayment, refinancing, or foreclosure of the underlying mortgages. Although maturities of the underlying mortgage loans may range up to 30 years, scheduled principal and normal prepayments substantially shorten the effective maturities. As of December 31, 2003, the investment portfolio had an estimated average effective maturity of 4.4 years.

Interest rate risk contained in the overall securities portfolio is formally monitored on a monthly basis. Management assesses each month how risk levels in the investment portfolio affect overall company-wide interest rate risk. Expected changes in forecasted yield, earnings and market value of the bond portfolio are generally attributable to fluctuations in interest rates, as well as volatility caused by general uncertainty over the economy, inflation, and future interest rate trends. Mortgage-backed securities and CMOs present some degree of additional risk in that mortgages collateralizing these securities can be refinanced, thereby affecting the future yield and market value of the portfolio.

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

Fair market values of securities can vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on liquidity or other funding needs. There were net unrealized gains, net of taxes, of $1.14 million in the securities portfolio on December 31, 2003, versus net unrealized gains, net of taxes, of $2.2 million one year ago.

The Bank has used certain derivative products for hedging purposes. These include interest rate swaps and caps. The use and detail regarding these products are fully discussed under “Liquidity and Interest Rate Sensitivity Management” and in Note 2 in the “Notes to Consolidated Financial Statements.” The Bank adopted the provisions of Statement of Financial Accounting Standards No. 133, as amended, effective January 1, 2001, as required by the Financial Accounting Standards Board. On that date, the Bank reassessed and designated derivative instruments used for risk management as fair value hedges, cash flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate. On December 31, 2003, the Bank had interest rate derivatives with a notional value of $55 million. In conjunction with FASB 133, the Bank recorded a negative $159,949, net of taxes, to Other Comprehensive Income to reflect the fair value of such instruments as of that date.

Investment Securities Available-for-Sale

The following table sets forth the amortized costs of investment securities as well as their fair value and related unrealized gains or losses at the dates indicated.

	December 31,
	2003	2002	2001
	(In Thousands of Dollars)
Investment Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$1,641	$114	$3,027
Obligations of States, Counties, and Political Subdivisions	18,235	14,113	19,402
Mortgage-Backed Securities	111,885	110,389	108,693
Other Securities	5,523	6,352	5,606

Total Book Value	137,284	130,968	136,728
Net Unrealized Gains/Losses	1,820	3,562	2,114

Total Market Value	$139,104	$134,530	$138,842

Investment Securities Available-for-Sale Maturity Schedule

	Stated Maturity
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands of Dollars, Except Yields)
Investment Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$112	5.88%	$0	0.00%	$0	0.00%	$1,507	2.00%
State, County and Municipal Obligations	829	10.57%	1,818	15.38%	7,779	6.29%	8,515	7.66%
Mortgage-Backed Securities	61	7.47%	2,923	4.16%	22,005	4.52%	87,878	4.64%
Preferred Stock	0	0.00%	0	0.00%	0	0.00%	633	5.70%

Total	$1,002	9.86%	$4,741	8.46%	$29,784	4.98%	$98,533	4.87%

Total Securities With Stated Maturity							$134,060	5.06%
Equity Securities							5,044	2.55%

					TOTAL		$139,104	4.97%

Available-for-Sale Securities are stated at Market Value and Tax Equivalent Market Yields.

The maturities and weighted average yields of the investment securities available-for-sale at the end of 2003 are presented in the preceding table based on stated maturity. While the average stated maturity of the mortgage-backed securities (excluding CMOs) was 20.1 years, the average life expected was 4.0 years. The average stated maturity of the CMO portion of the portfolio was 20.1 years, and the average expected life was 2.9 years. The average expected life of investment securities available-for-sale was 4.4 years with an average tax equivalent yield of 4.97%.

Condensed Portfolio Maturity Schedule

Maturity Summary	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Maturing in 3 months or less	$295	0.22%
Maturing in 3 months to 1 year	706	0.53
Maturing in 1 to 3 years	1,384	1.03
Maturing in 3 to 5 years	3,357	2.50
Maturing in 5 to 15 years	46,969	35.04
Maturing in over 15 years	81,349	60.68

Total	$134,060	100.00%

The following marketable equity securities have been excluded from the above Maturity Summary due to no stated maturity date.

Federal Home Loan Bank Stock	$4,790,800
Mutual Funds	$10,130
Other Marketable Equity Securities	$242,800

Condensed Portfolio Repricing Schedule

Repricing Summary	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Repricing in 30 days or less	$5,153	3.85%
Repricing in 31 days to 1 year	766	0.58
Repricing in 1 to 3 years	1,384	1.03
Repricing in 3 to 5 years	1,036	0.77
Repricing in 5 to 15 years	46,941	35.01
Repricing in over 15 years	78,780	58.76

Total	$134,060	100.00%

Repricing in 30 days or less does not include:
Mutual Funds	$10,130
Repricing in 31 days to 1 year does not include:
Federal Home Loan Bank Stock	$ 4,791
Other Marketable Equity Securities	$ 243

The tables above reflect all securities at market value on December 31, 2003.

Security Gains and Losses

Non-interest income from securities transactions and trading account transactions decreased in 2003 compared to 2002, as can be seen in the table below. The profits realized in 2003 were generated through the sale of investment securities. Gains in this area occurred in connection with the Bank’s asset and liability management activities and strategies.

The table below shows the associated net gains or (losses) for the periods 2003, 2002, and 2001.

	2003	2002	2001
Investment Securities	$51,680	$198,064	$178,634
Trading Account	0	0	(12,650)

Total	$51,680	$198,064	$165,984

Volume of sales as well as other information on securities is further discussed in Note 3 in the “Notes to Consolidated Financial Statements.”

Deposits

Average total deposits increased 4.1% in 2003 compared to increases of 3.4% and 4.2% in 2002 and 2001, respectively. Management believes this deposit level continues to be affected by the competitive interest rate environment, and the availability of other low cost funding sources for the Bank.

Average non-interest bearing demand deposits have increased 14.9% over the last three years and increased 6.7% in 2003. The ratio of average non-interest bearing deposits to average total deposits remained stable in 2003 at 12.0% from 11.7% in 2002 and 11.2% in 2001.

Average interest-bearing transaction accounts have increased 20.5% during the last three years. Interest-bearing transaction accounts continue to be an important source of funds for the Bank, accounting for 19.6% of average total deposits in 2003.

Average time deposits increased by 0.8% in 2003, compared to a decrease of 0.5% in 2002. Average time deposits represented 55.6% of the total average deposits in 2003, compared to 57.3% in 2002 and 59.6% in 2001.

Average savings deposits have increased 18.4% since 2001. Average savings increased 9.3% in 2003 compared to 8.4% in 2002 and 1.8% in 2001. The ratio of average savings to average total deposits increased to 12.8% in 2003, compared to 12.2% in 2002 and 11.6% in 2001.

The Bank’s deposit base remains the primary source of funding for the Bank. On average, these deposits represented 72.8% of the average earning assets in 2003 and 71.7% of the average earning assets in 2002. As seen in the table below, overall rates on the deposits decreased to 1.9% in 2003, compared to 2.6% in 2002 and 3.9% in 2001. Emphasis continues to be placed on attracting consumer deposits.

The sensitivity of the Bank’s deposit rates to changes in market interest rates is reflected in its average interest rate paid on interest-bearing deposits. During 2003, market interest rates continued to decline, attributable to the recent lowering of interest rates by the Federal Reserve. The Bank’s average interest rate paid on interest-bearing deposits followed this trend.

Management, as part of an overall program to emphasize the growth of transaction accounts, continues to promote “on-line” banking and a bill paying program as well as enhancing the telephone banking product and the employee incentive plan. In addition, continued effort is being placed on deposit promotions, direct-mail campaigns and cross-selling efforts.

Other Interest-Bearing Liabilities: Other interest-bearing liabilities include all interest-bearing liabilities except deposits, such as federal funds purchased and Federal Home Loan Bank (“FHLB”) advances. This category continues to be utilized as an alternative source of funds. The average other interest bearing liabilities represent 23.7% of the average total interest bearing liabilities compared to 24.5% in 2002 and 24.0% in 2001. The advances from the FHLB are an alternative to funding sources with similar maturities such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Average federal funds purchased and securities sold under agreements to repurchase decreased from $1.8 million in 2002 to $348,000 in 2003. For additional information and discussion of these borrowings, refer to Note 9 and 10 of the “Notes to Consolidated Financial Statements.”

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits is summarized for the periods in the following table.

	December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands of Dollars, Except Percentages)
Non-Interest Bearing DDA	$44,673		$41,866		$38,884
Interest-Bearing DDA	73,023	0.79%	66,969	1.05%	60,615	1.65%
Savings Deposits	47,709	0.98%	43,665	1.48%	40,292	2.23%
Time Deposits	206,737	2.97%	205,039	3.87%	206,128	5.60%

Total	$372,142	1.93%	$357,539	2.60%	$345,919	3.88%

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2003, are summarized as follows:

Maturities	Time Certificates of Deposit	Other Time Deposits	Total
3 Months or Less	$8,990,640	$6,817,000	$15,807,640
Over 3 Through 6 Months	6,091,031	0	6,091,031
Over 6 Through 12 Months	12,614,781	0	12,614,781
Over 12 Months	37,379,276	0	37,379,276

Total	$65,075,728	$6,817,000	$71,892,728

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

	Short-Term Borrowings Maturity Less Than One Year	Long-Term Borrowings Maturity One Year or Greater
	(In Thousands of Dollars)
Year Ended December 31,:
2003	$2,587	$95,755
2002	2,391	105,874
2001	355	95,992
Weighted Average Interest Rate at Year-End:
2003	1.18%	3.74%
2002	0.98%	4.45%
2001	1.39%	4.35%
Maximum Amount Outstanding at Any Month’s End:
2003	$8,251	$105,858
2002	11,587	105,910
2001	2,052	96,095
Average Amount Outstanding During the Year:
2003	$1,024	$100,547
2002	2,695	99,598
2001	792	96,045
Weighted Average Interest Rate During the Year:
2003	1.08%	3.91%
2002	1.90%	4.82%
2001	3.63%	5.16%

Balances in the short-term borrowings fluctuate on a day-to-day basis. Rates on these balances also fluctuate daily, but as reflected in the chart above, they generally depict the current interest rate environment.

Shareholders’ Equity

United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 2003, shareholders’ equity totaled $73.3 million, or 12.9% of total assets compared to 12.5% and 12.5% for year-end 2002 and 2001, respectively. This level of equity indicates to United Security’s shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

Over the last three years shareholders’ equity grew from $67.6 million at the beginning of 2001 to $73.3 million at the end of 2003. This growth was the result of internally-generated retained earnings, with the exception of approximately $464,300 from stock options being exercised over the last three years. Shareholders’ equity was also impacted by the net change in unrealized gain (loss) on securities available-for-sale and derivatives, net of tax. This adjustment increased shareholders’ equity by $292,602 in 2001 and $921,539 in 2002, and decreased shareholders’ equity by $882,785 in 2003. A significant impact on shareholders’ equity over the last three years was the stock repurchase plan United Security initiated in May of 2001. At year-end 2001 a total of 216,924 shares were repurchased as treasury stock reducing shareholders’ equity by $5.9 million. During 2002, an additional 161,719 shares were repurchased to reduce equity by an additional $4.5 million. There were no shares repurchased in 2003.

While the stock repurchase plan reduced total shareholders’ equity in 2001 and 2002, United Security’s capital base remains a source of strength as noted above, and the internal capital generation rate (net income less cash dividends as a percentage of average shareholders’ equity) remains favorable at 10.2% in 2003, 8.1% in 2002 and 4.5% in 2001.

The two-for-one stock split authorized and implemented in 2003 increased common stock to an average of 6.4 million shares outstanding; however, total shareholders’ equity was not affected by the split. All shares outstanding and dividend per share numbers recorded in prior years have been adjusted as a result of the stock split.

United Security is required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to risk categories, each with a specified risk weighting factor. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The banking regulatory agencies have also adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier 1 Capital (as defined below) to total assets less goodwill (the “leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3% level.

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

The following chart summarizes the applicable regulatory capital requirements. United Security’s capital ratios at December 31, 2003, substantially exceeded all regulatory requirements.

Risk-Based Capital Requirements

	Minimum Regulatory Requirements	United Security’s Ratio at December 31, 2003
Total Capital to Risk-Adjusted Assets	8.00%	18.44%
Tier I Capital to Risk-Adjusted Assets	4.00%	17.18%
Tier I Leverage Ratio	3.00%	12.27%

Total capital also has an important effect on the amount of FDIC insurance premiums paid. Lower capital ratios can cause the rates paid for FDIC insurance to increase. United Security plans to maintain the capital necessary to keep FDIC insurance rates at a minimum.

United Security attempts to balance the return to shareholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. Total cash dividends declared were $4.3 million or $0.67 per share in 2003, compared to $0.60 per share in 2002 and $0.51 per share in 2001. The total cash dividends represented a payout ratio of 37.8% in 2003, with a payout ratio of 42.4% and 54.0% in 2002 and 2001, respectively. Calendar year 2003 is the fifteenth consecutive year that United Security has increased cash dividends.

Ratio Analysis

The following table presents operating and equity performance ratios for each of the last three years.

	Year Ended December 31,
	2003	2002	2001
Return on Average Assets	2.08%	1.72%	1.28%
Return on Average Equity	16.44%	14.05%	9.72%
Cash Dividend Payout Ratio	37.75%	42.35%	53.98%
Average Equity to Average Assets Ratio	12.63%	12.27%	13.12%

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

The asset portion of the balance sheet provides liquidity primarily from loan principal payments and maturities and through sales, maturities, and principal payments from the investment portfolio. Other short-term investments such as Federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $145.7 million at December 31, 2003.

Investment securities maturing or repricing in the same time frame totaled $5.9 million or 4.4% of the investment portfolio at year-end 2003. In addition, principal payments on mortgage-backed securities and CMOs totaled $67.8 million in 2003.

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

Although the majority of the securities portfolio has stated maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of December 31, 2003, the bond portfolio had an expected average maturity of 4.4 years, and approximately 61% of the $139 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

The Bank, at December 31, 2003, had long-term debt and short-term borrowings that, on average, represent 18.5% of total liabilities and equity.

The Bank currently has up to $130.6 million in additional borrowing capacity from the Federal Home Loan Bank and $40 million in established Federal funds lines.

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

A net gap for each time period is calculated by subtracting the liabilities repricing in that interval from the assets repricing. A positive gap – more assets repricing than liabilities – will benefit net interest income if rates are rising and will detract from net interest income in a falling rate environment. Conversely, a negative gap – more liabilities repricing than assets – will benefit net interest income in a declining interest rate environment and will detract from net interest income in a rising interest rate environment.

Gap analysis is the simplest representation of the Bank’s interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates, pricing strategies on consumer and business deposits, changes in balance sheet mix, or the effect of various options embedded in balance sheet instruments.

The accompanying table shows the Bank’s rate sensitive position at December 31, 2003, as measured by gap analysis. Over the next 12 months approximately $80 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. This analysis indicated that the Bank has a negative gap within the next 12-month range.

Interest Rate Sensitivity Analysis—Income Simulation

	December 31, 2003
	(In Thousands of Dollars)
	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total

Earning Assets:
Loans (Net of Unearned Income)	$96,975	$53,885	$150,860	$121,423	$114,295	$0	$386,578
Investment Securities	7,318	12,263	19,581	36,892	82,631	0	139,104
Interest-Bearing Deposits in Other Banks	48	0	48	0	0	0	48

Total Earning Assets	$104,341	$66,148	$170,489	$158,315	$196,926	$0	$525,730
Percent of Total Earning Assets	19.8%	12.6%	32.4%	30.1%	37.5%	0%	100.0%
Interest-Bearing Liabilities:
Interest-Bearing Deposits and Liabilities
Demand Deposits (1)	$15,503	$0	$15,503	$62,010	$0	$0	$77,513
Savings Deposits (1)	9,877	0	9,877	39,510	0	0	49,387
Time Deposits	47,371	79,095	126,466	87,301	0	0	213,767
Other Liabilities	98,116	87	98,203	130	9	0	98,342
Non-Interest-Bearing Liabilities
Demand Deposits	1,175	0	1,175	0	0	45,838	47,013
Equity	0	0	0	0	0	39,708	39,708

Total Funding Sources	$172,042	$79,182	$251,224	$188,951	$9	$85,546	$525,730
Percent of Total Funding Sources	32.7%	15.1%	47.8%	35.9%	0%	16.3%	100.0%
Interest Sensitivity Gap (Balance Sheet)	$(67,701)	$(13,034)	$(80,735)	$(30,636)	$196,917	$(85,546)	$0
Derivative Instruments	$35,000	$0	$35,000	$0	$0	$(35,000)	$0
Interest Sensitive Gap	$(32,701)	$(13,034)	$(45,735)	$(30,636)	$196,917	$(120,546)	$0
Cumulative Interest-Sensitive Gap	$(32,701)	$(45,735)	$ N/A	$(76,371)	$120,546	$0	$0

	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years		Over 5 Years Non-Rate Sensitive	Total

Ratio of Earning Assets to Funding
Sources and Derivative Instruments	0.76%	0.84%	0.79%	0.84%		1.63%	1.00%
Cumulative Ratio	0.76%	0.79%	N/A	0.81%		0.00%	1.00%

(1)	Management’s adjustments reflect the Bank’s anticipated repricing sensitivity of non-maturity deposit products. Historically, balances on non-maturity deposit accounts have remained relatively stable despite changes in market interest rates. Management has classified certain of these accounts as non-rate sensitive based on management’s historical pricing practices and runoff experience.

Certain interest-sensitive assets and liabilities are included in the table based on historical repricing experience and expected prepayments in the case of mortgage-backed securities rather than contractual maturities. Non-accruing loans are included in loans at the contractual maturity.

The Bank uses additional tools to monitor and manage interest rate risk. These include net interest income and margin simulation analysis as well as forecasting changes in the market value of equity. Both analyses are methods of estimating earnings and capital at risk under varying interest rate conditions. These measures incorporate adjustments for changes in the timing of asset liability and cash flows and capture adjustments for the lag between movements in market interest rates and the movements of administered rates on prime rate loans, interest-bearing transaction accounts, regular savings, and money market savings accounts. Income simulation analysis indicates that the Bank is slightly exposed to both increases and decreases in interest rates.

The following table demonstrates the expected effect a given parallel interest rate shift would have on net interest income over a two-year period.

Change in Interest Rates (in basis points)	$ Change in Net Interest Income	% Change in Net Interest Income
	(in thousands)
+200	$(780)	(1.74)%
+100	(399)	(0.89)%
–100	(215)	(0.48)%
–200	(1,161)	(2.59)%

Condensed Balance Sheet Duration Analysis – Market Value of Equity

		Estimated Modified Duration
	Book Value	Down 1%	Up 1%
	(in thousands)
ASSETS
Cash and Due From Banks	$12,596	4.51%	4.51%
Interest Bearing Balances in Other Banks	48	0.36	0.01
Fed Funds Sold	0	0.45	0.01
Investment Securities Available-for-Sale	139,104	1.83	2.77
Loans, Net	379,736	2.95	2.78
Premises and Equipment	11,363	4.51	4.51
Accrued Interest Receivable	4,972	4.51	4.51
Investment in Limited Partnerships	2,980	4.51	4.51
Other Assets	16,389	4.51	4.51

Total Assets	$567,188	2.81%	2.93%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand, Non-Interest Bearing	$47,013	4.51%	4.51%
Demand, Interest Bearing	77,513	2.39	2.71
Savings	120,880	2.39	2.70
Time Deposits	142,274	1.32	1.32

Total Deposits	$387,680
Other Liabilities	$7,837	4.51%	4.51%
Short-Term Borrowing	2,587	0.99	0.01
Long-Term Borrowing	95,755	2.56	2.25
Shareholders’ Equity	73,329	4.51	4.51

Total Liabilities and Shareholders’ Equity	$567,188	2.62%	2.68%

Modified Duration Differential		0.18	0.25
*Projected Change in Market Value of Equity (Pre-tax) ($000)		$1,045	($1,410)

*	The change in the market value of equity approximates the present value of the Bank's future pre-tax earnings exposure to a 1% rise or fall in the interest rates measured over a 5 year time horizon given a 1% increase or decrease in market interest rates.

The Bank follows a uniform process to calculate the duration of each asset and liability category. The first step is to assemble maturity and repricing data for categories of loans, investments, CDs and other financial instruments with contractual maturities. The second step is to determine how bank management, where appropriate, would alter the interest rate for each category of assets and liabilities assuming market interest rates rose or fell 1% or 2%. The third step is to combine the maturity analysis and repricing assumptions in order to estimate modified duration for each category. The fourth step is to calculate a weighted average for total assets and liabilities, and the fifth step is to multiply the calculated modified duration difference (for both up 1% and down 1% interest rate scenarios) in step four by total assets. Based on the current position of the balance sheet, management believes these estimates reflect how the market value of each asset and liability would change as interest rates change, and in total, reflect the changes in market values of equity.

In this methodology, all non-rate sensitive assets and liabilities are assigned a modified duration equal to 4.5 years. Additionally, estimates of modified duration incorporate the likelihood that some assets and liabilities would change maturities as interest rates change. This method also incorporates management’s belief that deposit and loan rates would not rise or fall equally either by category or by interest rate scenario. There is no allowance for growth or runoff in deposit or loan balances.

The analysis of market value of equity presented above suggests that the Bank’s earnings should decrease slightly if interest rates rise and should increase slightly if interest rates fall over the five-year time horizon.

As part of the ongoing monitoring of interest-sensitive assets and liabilities, the Bank enters into various interest rate contracts (“interest rate protection contracts”) to help manage the Bank’s interest sensitivity. These contracts generally have a fixed notional principal amount and include (i) interest rate swaps where the Bank typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index and (ii) interest rate caps and floors purchased where the Bank receives interest if the specified index falls below the floor rate or rises above the cap rate. All interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company’s interest risk management program. The income or expense associated with interest rate swaps, caps, and floors classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated market value of interest rate protection contracts are reflected in either the Bank’s income statement or balance sheet. A discussion of interest rate risks, credit risks and concentrations in derivative instruments is included in Note 19 of the “Notes to Consolidated Financial Statements.”

Commitments

The Bank maintains financial instruments with risk exposure not reflected in the Consolidated Financial Statements. These financial instruments are executed in the normal course of business to meet the financing needs of its customers and in connection with its investing and trading activities. These financial instruments include commitments to make loans, standby letters of credit, and commitments to purchase securities for forward delivery.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank applies the same credit policy in making these commitments that it uses for on-balance sheet items.

Collateral obtained upon exercise of the commitment is determined based on management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land, and other items. The Bank normally does not require collateral for standby letters of credit. As of December 31, 2003, the Bank had outstanding standby letters of credit and commitments to make loans of $523,000 and $25.8 million, respectively.

The Bank is prepared to fulfill the above commitments through scheduled maturities of loans and securities along with cash flows from operations, anticipated growth in deposits, and short-term borrowings.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is considered material, other than operating leases, included in Note 17, guarantees, commitments and contingencies, included in Note 18, and derivative financial instruments included in Note 19, of the “Notes to Consolidated Financial Statements.”

Contractual Obligations

The following summarizes the Company’s contractual obligations as of December 31, 2003.

	Payment Due by Period
		Less Than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Time Deposits	$213,767	$127,432	$41,277	$44,208	$850
Long-Term Debt*	109,157	33,941	12,336	48,551	14,329
Commitments to Extend Credit	25,792	22,381	0	0	3,411
Operating Leases	473	255	210	8	0
Standby Letters of Credit	523	459	64	0	0

Total	$349,712	$184,468	$53,887	$92,767	$18,590

*  Long-Term Debt consists of FHLB advances totaling $95,755,000. $255,000 are fixed rate advances, $45,000,000 are floating rate, and $50,500,000 are convertible. Interest is included and calculated at the current rate for the entire period.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is contained in Item 7 herein under the heading, “Liquidity and Interest Rate Sensitivity Management.”

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

United Security Bancshares, Inc.

We have audited the accompanying consolidated statements of condition of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. The consolidated financial statements of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 18, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

Birmingham, Alabama

March 5, 2004

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
CASH AND DUE FROM BANKS	$12,595,962	$11,575,950
INTEREST BEARING DEPOSITS IN OTHER BANKS	48,313	5,166,401

Total cash and cash equivalents	12,644,275	16,742,351
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair market value	139,104,173	134,529,828
LOANS, net of allowance for loan losses of $6,841,662 and $6,623,056, respectively	379,736,135	351,434,399
PREMISES AND EQUIPMENT, net of accumulated depreciation of $12,437,369 and $11,780,463, respectively	11,363,089	10,833,623
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	6,840,275	6,505,505
ACCRUED INTEREST RECEIVABLE	4,971,954	4,353,066
INVESTMENT IN LIMITED PARTNERSHIPS	2,979,847	3,873,813
OTHER ASSETS	9,548,163	7,045,675

Total assets	$567,187,911	$535,318,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Demand, non-interest bearing	$47,012,812	$39,859,395
Demand, interest bearing	77,512,847	70,576,605
Savings	49,387,463	43,509,328
Time, $100,000 and over	71,892,728	52,154,594
Other time	141,874,456	147,000,343

Total deposits	387,680,306	353,100,265
OTHER LIABILITIES	7,835,859	6,921,399
SHORT-TERM BORROWINGS	2,587,423	2,391,165
LONG-TERM DEBT	95,755,118	105,873,538

Total liabilities	493,858,706	468,286,367

COMMITMENTS AND CONTINGENCIES (Notes 17 and 18)

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 10,000,000 shares authorized; 7,317,560 and 7,313,460 shares issued, respectively	73,175	73,134
Surplus	9,233,279	9,158,988
Accumulated other comprehensive income, net of tax	977,322	1,860,107
Retained earnings	73,794,123	66,688,358
Treasury stock, 885,286 shares at cost for 2003 and 2002, respectively	(10,748,694)	(10,748,694)

Total shareholders’ equity	73,329,205	67,031,893

Total liabilities and shareholders’ equity	$567,187,911	$535,318,260

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
INTEREST INCOME:
Interest and fees on loans	$40,576,884	$37,478,274	$37,230,192
Interest on investment securities available for sale:
Taxable	4,921,830	6,862,930	8,697,597
Tax-exempt	898,500	1,006,530	1,270,440
Other interest and dividends	324,410	397,911	329,262

	6,144,740	8,267,371	10,297,299
Interest on trading account securities	0	0	136,682
Interest on federal funds sold	0	6,058	112,002

Total interest income	46,721,624	45,751,703	47,776,175
INTEREST EXPENSE:
Interest on deposits	7,193,181	9,281,548	13,437,806
Interest on short-term borrowings	11,035	51,158	28,726
Interest on long-term debt	3,930,525	4,801,204	4,953,112

	11,134,741	14,133,910	18,419,644

NET INTEREST INCOME	35,586,883	31,617,793	29,356,531
PROVISION FOR LOAN LOSSES	3,504,567	3,859,363	5,254,585

Net interest income after provision for loan losses	32,082,316	27,758,430	24,101,946
NONINTEREST INCOME:
Service and other charges on deposit accounts	3,315,921	2,966,294	2,712,506
Credit life insurance income	977,183	952,031	916,685
Investment securities gains, net	51,680	198,064	178,634
Trading securities losses	0	0	(12,650)
Other income	1,316,910	952,376	934,710

Total non-interest income	5,661,694	5,068,765	4,729,885
NONINTEREST EXPENSE:
Salaries and employee benefits	12,377,011	11,494,922	11,077,272
Furniture and equipment expense	1,355,534	1,390,301	1,455,534
Occupancy expense	1,408,498	1,359,120	1,349,738
Other expense	6,164,879	5,787,224	5,610,781

Total non-interest expense	21,305,922	20,031,567	19,493,325

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	16,438,088	12,795,628	9,338,506
PROVISION FOR INCOME TAXES	5,022,682	3,620,574	2,551,509

NET INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	11,415,406	9,175,054	6,786,997
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of tax	0	0	(200,000)

NET INCOME AFTER CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$11,415,406	$9,175,054	$6,586,997

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,431,701	6,505,534	6,987,516

NET INCOME PER SHARE:
Basic earnings per share before cumulative effect of a change in accounting principle	$1.77	$1.41	$.97

Diluted earnings per share before cumulative effect of a change in accounting principle	$1.77	$1.41	$.97

Basic earnings per share after cumulative effect of a change in accounting principle	$1.77	$1.41	$.95

Diluted earnings per share after cumulative effect of a change in accounting principle	$1.77	$1.41	$.94

DIVIDENDS PER SHARE	$.67	$.60	$.51

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
BALANCE, January 1, 2001	$36,344	$8,768,978	$669,966	$58,404,177	$(251,820)	$67,627,645

Comprehensive income:
Net income after cumulative effect of a change in accounting principle	0	0	0	6,586,997	0	6,586,997
Net change in unrealized gain (loss) on securities available for sale and derivatives, net of tax	0	0	292,602	0	0	292,602
Cumulative effect of a change in accounting principle	0	0	(24,000)	0	0	(24,000)

Comprehensive income						6,855,599
Dividends paid	0	0	0	(3,555,504)	0	(3,555,504)
Purchase of treasury stock	0	0	0	0	(5,947,263)	(5,947,263)
Exercise of stock options	129	225,604	0	0	0	225,733

BALANCE, December 31, 2001	36,473	8,994,582	938,568	61,435,670	(6,199,083)	65,206,210

Comprehensive income:
Net income	0	0	0	9,175,054	0	9,175,054
Net change in unrealized gain (loss) on securities available for sale and derivatives, net of tax	0	0	921,539	0	0	921,539

Comprehensive income						10,096,593
Dividends paid	0	0	0	(3,885,799)	0	(3,885,799)
Purchase of treasury stock	0	0	0	0	(4,549,611)	(4,549,611)
Exercise of stock options	94	164,406	0	0	0	164,500

BALANCE, December 31, 2002	36,567	9,158,988	1,860,107	66,724,925	(10,748,694)	67,031,893

Comprehensive income:
Net income	0	0	0	11,415,406	0	11,415,406
Net change in unrealized gain (loss) on securities available for sale and derivatives, net of tax	0	0	(882,785)	0	0	(882,785)

Comprehensive income						10,532,621
Dividends paid	0	0	0	(4,309,621)	0	(4,309,621)
Exercise of stock options	21	74,291	0	0	0	74,312
Stock split, two-for-one	36,587	0	0	(36,587)	0	0

BALANCE, December 31, 2003	$73,175	$9,233,279	$977,322	$73,794,123	$(10,748,694)	$73,329,205

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,415,406	$9,175,054	$6,586,997
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	906,609	1,046,982	1,157,284
Provision for loan losses	3,504,567	3,859,363	5,254,585
Deferred income tax (benefit) expense	(794,670)	121,631	228,375
Amortization of intangibles	0	0	370,837
Gain on sale of securities, net	(44,030)	(198,064)	(178,634)
Gain on sale of fixed assets, net	14,229	(68,645)	(33,643)
Amortization of premium and discounts, net	894,023	446,183	178,843
Changes in assets and liabilities:
Decrease in accrued interest receivable	618,888	239,676	463,994
(Increase) decrease in other assets	(2,477,498)	779,618	388,831
Decrease in interest payable	(91,622)	(288,306)	(345,796)
Increase (decrease) in other liabilities	2,017,557	(181,970)	334,553

Net cash provided by operating activities	15,963,459	14,931,522	14,406,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(101,585,461)	(69,732,399)	(57,888,489)
Proceeds from sales of investment securities available for sale	25,336,661	124,244	23,088,582
Proceeds from maturities and prepayments of investment securities available for sale	69,082,113	75,119,678	48,831,725
Purchase of insurance	0	(6,505,505)	0
Net change in loan portfolio	(31,806,303)	(22,299,542)	(40,809,170)
Net decrease (increase) in Federal Funds sold	0	1,000,000	(1,000,000)
Purchase of premises and equipment, net	(1,511,115)	(1,801,083)	(1,604,291)

Net cash used in investing activities	(40,484,105)	(24,094,607)	(29,381,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	34,580,041	(1,714,795)	16,658,602
Net increase (decrease) in short-term borrowings	196,258	2,036,556	(773,198)
Proceeds from FHLB advances and other borrowings	25,000,000	20,000,000	10,000,000
Repayment of FHLB advances and other borrowings	(35,118,420)	(10,118,421)	(10,118,421)
Proceeds from issuance of common stock	74,312	164,500	225,733
Dividends paid	(4,309,621)	(3,885,799)	(3,555,504)
Purchases of treasury stock	0	(4,549,611)	(5,947,263)

Net cash provided by financing activities	20,422,570	1,932,430	6,489,949

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,098,076)	(7,230,655)	(8,485,468)

CASH AND CASH EQUIVALENTS, beginning of year	16,742,351	23,973,006	32,458,474

CASH AND CASH EQUIVALENTS, end of year	$12,644,275	$16,742,351	$23,973,006

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.    DESCRIPTION OF BUSINESS

United Security Bancshares, Inc. (the “Company” or “USB”) and its subsidiary, First United Security Bank (the “Bank” or “FUSB”), provide commercial banking services to customers located primarily in Clarke, Choctaw, Bibb, and surrounding counties in Alabama and Mississippi. The Company also owns all of the stock of First Security Cou-rier Corporation (“FSCC”), an Alabama corporation. FSCC is a courier service organized to transport items for proc-essing to the Federal Reserve for financial institutions located in Southwest Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“Acceptance” or “ALC”), an Alabama corpo-ration. Acceptance is a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. Acceptance has offices located within the communities served by the Bank as well as offices outside the Bank’s market area in North and Southeast Alabama and Eastern Mississippi. The Bank also owns all of the stock of FUSB Reinsurance, Inc. (“Reinsurance”), an Arizona corporation. Reinsurance is an insurance company that was created to underwrite credit life and accidental death insurance related to loans written by the Bank and ALC. The Bank also invests in limited partnerships that operate qualified affordable housing projects primarily to receive tax benefits.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, FSCC, the Bank and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Bank’s investments in limited partnerships are carried on an unconsolidated basis under either the equity or cost method based on the per-centage of ownership and influence over operations.

Use of Estimates

The accounting principles and reporting policies of the Company, and the methods of applying these principles, con-form with accounting principles generally accepted in the United States (“GAAP”) and with general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The Company is required to maintain average balances by the Federal Reserve Bank. The average amount of this reserve balance was $25,000 for the years ended December 31, 2003 and 2002.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Supplemental disclosures of cash flow information and noncash transactions related to cash flows for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Cash paid during the period for:
Interest	$11,226,361	$14,484,719	$18,765,350
Income taxes	4,953,500	3,760,000	3,199,754
Supplemental schedule of noncash investment and financing activities:
Dividends declared but unpaid	0	0	0

Securities

Securities may be held in three portfolios: trading account securities, held to maturity securities, and securities avail-able for sale. Trading account securities are carried at market value, with unrealized gains and losses included in earn-ings. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available for sale are carried at market value, with any unrealized gains or losses excluded from earnings and reflected, net of tax, as a separate component of share-holders’ equity in accumulated other comprehensive income. Investment securities available for sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning, or other valid business purposes. The Company held no securities in its held to maturity portfolio at December 31, 2003 or 2002.

Included in investment securities available for sale is stock in the Federal Home Loan Bank (“FHLB”) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists; there-fore, the fair value of such stock is assumed to approximate cost. The investment in the stock is required of every member of the FHLB system.

Interest earned on investment securities held to maturity, investment securities available for sale, and trading account securities are included in interest income. Amortization of premiums and discounts on investment securities is determined by the interest method. Gains and losses on the sale of investment securities held to maturity and investment securities available for sale, computed principally on the specific identification method, are shown sepa-rately in non-interest income in the consolidated statements of income, net of related income taxes.

Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company uses derivative instruments, which can include interest rate swaps, caps, and floors. Prior to January 1, 2001, unrealized gains and losses on derivatives used for hedging purposes were generally not recorded in the financial statements. Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended, (Statement 133) requires all derivative instruments to be carried at fair value on the statement of condition. Statement 133 provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under Statement 133.

The Company designates the derivative on the date the derivative contract is entered into as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge) or (2) a hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge). Changes in the fair value of a derivative that is highly effective as—and that is designated and qualifies as—a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. The effective portion of the changes in the fair value of a derivative that is highly effective as—and that is designated and qualifies as—a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). The remain -

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

ing gain or loss on the derivative, if any, in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in earnings.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, hedge accounting is discontinued prospectively and the derivative will continue to be carried on the balance sheet at its fair value with all changes in fair value being recorded in earnings but with no offset being recorded on the hedged item or in other comprehensive income for cash flow hedges.

Loans and Interest Income

Loans are reported at principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to yield of the related loans, on an effective yield basis.

Interest on commercial and real estate loans is accrued and credited to income based on the principal amount out-standing. Interest on installment loans is recognized using the interest method for a limited number of loans, according to the rule of 78’s which approximates the interest method.

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

Mortgage Loans Held for Sale

At December 31, 2003 and 2002, mortgage loans held for sale represented residential mortgage loans held for sale. Loans held for sale are carried at the lower of aggregate cost or market value and are included in the loan classification on the balance sheet. These loans amounted to $1,102,475 and $1,154,900 at December 31, 2003 and 2002, respectively.

Allowance for Loan Losses

The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance for loan losses is maintained at a level, which, in management’s judg-ment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, and changes in its risk profile, credit concentrations, historical trends, and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delin-quency and repossession statistics, historical loss experience, and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during periods they become known.

Long-Lived Assets

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Goodwill and core deposit intangibles are included in other assets. Goodwill was amortized, prior to 2002, using the straight-line method, over 20 years and core deposits from six to ten years. The amortization amounted to $361,000 in 2001. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses how intangible assets that are acquired individually or with a group of assets should be accounted for in financial statements upon their acquisition. The statement also requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test annually for impairment. The Company had upon adoption of this statement, $4.1 million in unamortized goodwill, and, in accordance with this statement, performed a transition impairment test and an annual impairment analysis and concluded no impairment charge was needed.

Other Real Estate

Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less esti-mated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Other real estate aggregated $2,607,726 and $1,296,285 at December 31, 2003 and 2002, respectively, and is included in other assets. Transfers from loans to other real estate amounted to $3,043,649 in 2003.

Income Taxes

The Company accounts for income taxes through the use of the liability method. Under the liability method, deferred taxes are recognized for the tax-consequences of temporary differences by applying enacted statutory tax rates appli-cable to future years to differences between the financial statement carrying amounts and the bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table represents the earnings per share calculations for the years ended December 31, 2003, 2002, and 2001:

For the Years Ended	Net Income	Weighted Average Shares	Earnings Per Share
December 31, 2003
Net Income	$11,415,406
Basic earnings per share	11,415,406	6,431,701	$1.77
Dilutive securities	0	0

Diluted earnings per share	$11,415,406	6,431,701	$1.77

December 31, 2002:
Net Income
Basic earnings per share	$9,175,054	6,505,534	$1.41
Dilutive securities	0	0

Diluted earnings per share	$9,175,054	6,505,534	$1.41

December 31, 2001:
Before cumulative effect of a change in accounting principle:
Basic earnings per share	$6,786,997	6,987,516	$0.97
Dilutive securities	0	14,656

Diluted earnings per share	$6,786,997	7,002,172	$0.97

After cumulative effect of a change in accounting principle:
Basic earnings per share before cumulative effect of a change in accounting principle	$6,786,997	6,987,516	$0.97
Cumulative effect of a change in accounting principle	(200,000)	6,987,516	(.02)

Basic earnings per share after cumulative effect of a change in accounting principle	$6,586,997	6,987,516	$0.95

Dilutive securities	0	14,656

Diluted earnings per share after cumulative effect of a change in accounting principle	$6,586,997	7,002,172	$0.94

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). Interpretation 45 requires cer-tain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. On January 1, 2003, the Company began recording a liability and an offsetting asset for the fair value of its standby letters of credit. The impact of this new accounting was not material to the financial condition or results of operations. See Note 19 for disclosures required by Interpretation 45.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (Interpretation 46). Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics. The equity investment at risk is not sufficient to

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity. The equity investors lack one or more of the following characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (2) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (3) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. The revised Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003. The Company has until the first fiscal year, or interim period beginning March 31, 2004, to apply Interpretation No. 46 to any variable interest entities acquired before February 1, 2003. The Company is currently assessing the impact of Interpretation No. 46 and has identified limited partnership investments in affordable housing projects that are considered variable interests. The Company has provided funding as a limited partner and receives tax credits for any losses incurred by the projects based on partnership share. At December 31, 2003, the Company has approximately $3.0 million associated with these investments, entered into prior to February 1, 2003. The Company adjusts the carrying value of these investments for any losses or impairment incurred by the partnerships through earnings. Subsequent to January 31, 2003, the Company has not invested in limited partnership investments in affordable housing projects. Although these investments are considered variable interest entities under Interpretation 46, the Company has not yet determined how many of these entities, if any, will need to be consolidated. See Note 7 for additional discussion of investments in limited partnerships.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149). The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accountings Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). Statement 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the statement, with certain exceptions, are required to be applied prospectively. The implementation of Statement 149 did not have an effect on the Company’s financial condition or results of operations.

On May 15, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity (Statement 150). This statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity. Statement 150 is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoptions of Statement 150 did not have an impact on the Company’s financial condition or results of operations.

In December 2003, the American Institute of Certified Public Accountants issued SOP 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. The SOP limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other expected cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over cash flows to be collected cannot be recognized as an adjustment of yield, loss accrual, or valuation allowance. Accretable yield and nonaccretable difference cannot be displayed in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively as impairment. This SOP also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within this scope. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of this SOP will have a material impact on its financial condition or results of operations.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

3.    INVESTMENT SECURITIES

Details of investment securities available for sale at December 31, 2003 and 2002 are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties, and political subdivisions	$18,235,209	$743,309	$(37,520)	$18,940,998
U.S. treasury securities and obligations of U.S. government agencies	1,641,267	0	(22,092)	1,619,175
Mortgage-backed securities	111,885,144	1,409,699	(427,573)	112,867,270
Equity securities	132,120	120,810	0	252,930
Preferred stock	600,000	33,000	0	633,000
FHLB stock	4,790,800	0	0	4,790,800

Total	$137,284,540	$2,306,818	$(487,185)	$139,104,173

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties, and political subdivisions	$14,112,640	$650,144	$(50,009)	$14,712,775
U.S. treasury securities and obligations of U.S. government agencies	113,827	0	0	113,827
Mortgage-backed securities	110,389,358	3,041,455	(162,840)	113,267,973
Equity securities	132,120	50,833	0	182,953
Preferred stock	600,000	32,400	0	632,400
FHLB stock	5,619,900	0	0	5,619,900

Total	$130,967,845	$3,774,832	$(212,849)	$134,529,828

The scheduled maturities of investment securities available for sale at December 31, 2003 are presented in the following table:

	Amortized Cost	Estimated Fair Value
Maturing within one year	$972,681	$1,001,234
Maturing after one but before five years	4,709,681	4,741,198
Maturing after five but before fifteen years	45,772,017	46,969,024
Maturing after fifteen years	80,907,241	81,348,987
Equity securities and FHLB stock	4,922,920	5,043,730

Total	$137,284,540	$139,104,173

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Below is a summary of available for sale securities which were in an unrealized loss position at December 31, 2003. Approximately 7% of the unrealized loss was in a continuous loss position for twelve months or more. This consisted of four securities, all of which were state, county and municipal securities, which the Company believes were attributable to changes in interest rates and not credit quality of the issuer. The Company does not believe any individual unrealized loss as of December 31, 2003, represents an other-than temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature.

	December 31, 2003
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties, and political subdivisions	$312,412	$(2,072)	$683,137	$(35,448)
U.S. treasury securities and obligations of U.S. government agencies	1,507,350	(22,091)	0	0
Mortgage-backed securities	54,546,649	(427,573)	0	0

Total	$56,366,411	$(451,736)	$683,137	$(35,448)

Investment securities available for sale with a carrying value of $99,144,957 and $84,000,993 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes.

Gross gains realized on sales of securities available for sale were $51,680 in 2003, $198,064 in 2002, and $178,634 in 2001. There are $109,888 gross realized losses on those sales in 2003. There were no gross realized losses in 2002 or 2001. There were no gross realized gains or losses on sales of trading account securities for 2003 and 2002. Gross realized gains on trading account securities were $0 in 2001, and gross realized losses on those sales were $12,650.

4.    LOANS AND ALLOWANCE FOR LOAN LOSS

At December 31, 2003 and 2002, the composition of the loan portfolio was as follows:

	2003	2002
Commercial, financial, and agricultural	$34,864,846	$40,144,888
Real estate mortgage	265,442,408	241,668,505
Consumer installment	93,560,122	82,569,936
Less:
Unearned interest, commissions, and fees	7,289,579	6,325,874

Total loans net of unearned interest and fees	386,577,797	358,057,455
Allowance for loan losses	6,841,662	6,623,056

Total	$379,736,135	$351,434,399

Included in real estate mortgage loans are mortgage loans held for sale of $1,102,475 and $1,154,900 at December 31, 2003 and 2002, respectively.

The Company grants commercial, real estate, and installment loans to customers primarily in Clarke, Choctaw, Bibb, and surrounding counties in Southwest Alabama, and Southeast Mississippi. Although the Company has a diversified loan portfolio, the ability of a substantial number of the Bank’s loan customers to honor their obligations is dependent upon the timber and timber-related industries. At December 31, 2003, approximately $24.4 million of the Company’s loan portfolio consisted of loans to customers in the timber and timber-related industries.

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and the Bank, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility nor do

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 2003 and 2002 were $1,455,715 and $1,409,152, respectively. During the year ended December 31, 2003, new loans to these parties totaled $662,736 and repayments were $616,173.

A summary of activity in the allowance for loan losses follows:

	2003	2002	2001
Balance at beginning of year	$6,623,056	$6,589,829	$6,529,155
Provision for loan losses	3,504,567	3,859,363	5,254,585
Loans charged off	(4,119,202)	(4,910,640)	(6,049,538)
Recoveries of loans previously charged off	833,241	1,084,504	855,627

Balance at end of year	$6,841,662	$6,623,056	$6,589,829

At December 31, 2003 and 2002, the recorded investment in loans that were considered to be impaired was $1,320,822 and $3,815,189, respectively, all of which were on a non-accrual basis at December 31, 2002; however, at December 31, 2003, the one loan considered impaired was restructured and has improved to the point accrual of interest has resumed. There was approximately $198,123 and $573,161 at December 31, 2003 and 2002, respectively, in the allowance for loan losses specifically allocated to these impaired loans. The average recorded investment in impaired loans was approximately $1,740,672 and $2,402,336 at December 31, 2003 and 2002, respectively. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2003, 2002 or 2001.

Loans on which the accrual of interest has been discontinued amounted to $1,879,007 and $6,228,740 at December 31, 2003 and 2002, respectively. If interest on those loans had been accrued, such income would have approximated $359,361, $367,215, and $214,479, for 2003, 2002, and 2001, respectively. Interest income actually recorded on those loans amounted to $344,052, $97,681 and $64,045, for 2003, 2002 and 2001, respectively.

5.    PREMISES AND EQUIPMENT

Premises and equipment and their depreciable lives are summarized as follows:

	2003	2002
Land	$1,928,349	$1,928,349
Premises (40 years)	11,503,491	10,534,701
Furniture, fixtures, and equipment (3-7 years)	10,368,618	10,151,036

	23,800,458	22,614,086
Less accumulated depreciation	12,437,369	11,780,463

Total	$11,363,089	$10,833,623

Depreciation expense of $906,609, $1,046,982 and $1,157,284 was recorded in 2003, 2002, and 2001, respectively, on premises and equipment.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

6.    GOODWILL AND INTANGIBLE ASSETS

The Bank adopted the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142) on January 1, 2002, which ceased amortizing of its goodwill. This decreased non-interest expense and increased net income in 2003 and 2002 as compared to 2001. The following table shows the pro forma effects of applying Statement 142 to the 2001 period.

	For the Year Ended December 31, 2001
	Net Income	Earnings Per Share
Earnings per common share computation:
Net income/Earnings per share as reported	$6,586,997	$0.94
Goodwill amortization add back net of tax	234,650.04

Adjusted net income/Earnings per share	$6,821,647	$0.98

Diluted earnings per common share computation:
Net income/Earnings per share as reported	$6,586,997	$0.94
Goodwill amortization add back net of tax	234,650.04

Adjusted net income/Earnings per share	$6,821,647	$0.98

7.    INVESTMENT IN LIMITED PARTNERSHIPS

The Bank invests in limited partnerships that operate qualified affordable housing projects primarily to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under the equity method. The Bank’s investment balances in these partnerships were $2,979,847 and $3,873,813 at December 31, 2003 and 2002, respectively. Losses related to these partnerships are included in other expense and amounted to $562,105, $826,364 and $534,638, for 2003, 2002, and 2001, respectively. Management analyzes these investments annually for potential impairment.

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

The Bank had no remaining cash commitments to these partnerships at December 31, 2003.

8.    DEPOSITS

At December 31, 2003, the scheduled maturities of the Bank’s time deposits greater than $100,000 are as follows:

2004	$34,513,452
2005	10,849,811
2006	3,288,466
2007	5,805,488
2008 and thereafter	17,435,511

$71,892,728

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

9.    SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase which generally mature within one to four days from the transaction date, treasury tax and loan deposits which are withdrawable on demand, and FHLB advances with original maturities in less than one year.

Information concerning short-term borrowings is as follows:

	2003
	Federal Funds Purchased	Repurchase Agreements	Treasury Tax and Loan Deposits
Average balance during the year	$348,110	$0	$675,656

Average interest rate during the year	1.43%	0%	0.90%

Maximum month-end balance during the year	$7,675,000	$0	$2,402,115

	2002
	Federal Funds Purchased	Repurchase Agreements	Treasury Tax and Loan Deposits
Average balance during the year	$1,844,479	$0	$850,287

Average interest rate during the year	2.13%	0%	1.41%

Maximum month-end balance during the year	$9,475,000	$0	$2,417,154

At December 31, 2003, the Bank has $40 million in available federal fund lines from correspondent banks.

10.  LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At December 31, 2003, investment securities and one-to-four family mortgage loans amounting to $71,208,239 and $26,156,585, respectively, were pledged to secure these borrowings. At December 31, 2002, the Bank experienced significant paydowns of Mortgage Backed Securities due to the continuing decrease in interest rates, and therefore, did not hold sufficient collateral pledged to meet the FHLB requirements under their collateral agreement. Additional funds were pledged to meet collateral agreement requirements.

The following summarizes information concerning FHLB advances and other borrowings:

	2003	2002
Balance at year-end	$95,755,118	$105,873,539
Average balance during the year	100,547,192	99,597,225
Maximum month-end balance during the year	105,857,822	105,910,088
Average rate paid during the year	4.78%	4.82%
Weighted average remaining maturity	3.31 years	4.46 years

Interest rates on FHLB advances ranged from 1.12% to 6.50% and 1.29% to 6.50% at December 31, 2003 and 2002, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Scheduled maturities of FHLB advances during 2004 are approximately $31.0 million. In 2005, there are $100,000 in scheduled maturities. In 2006, there are $7.0 million scheduled maturities. In 2007, there are $5.0 million in scheduled maturities. In 2008, there are $39.7 million in scheduled maturities. There are no scheduled maturities for 2009. In 2010, there are $13.0 million in scheduled maturities.

At December 31, 2003, the Bank has $130.6 million in available credit from the Federal Home Loan Bank.

11.    INCOME TAXES

The consolidated provisions (benefits) for income taxes for the years ended December 31 were as follows:

	2003	2002	2001
Federal
Current	$5,090,030	$2,954,514	$1,895,868
Deferred	(711,022)	116,588	200,982

	4,379,008	3,071,102	2,096,850
State
Current	727,323	544,429	427,266
Deferred	(83,649)	5,043	27,393

	643,674	549,472	454,659

Total	$5,022,682	$3,620,574	$2,551,509

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 34.57% to pretax earnings for the following reasons:

	2003	2002	2001
Income tax expense at federal statutory rate	$5,675,940	$4,285,251	$3,175,092
Increase (decrease) resulting from:
Tax-exempt interest	(386,069)	(423,755)	(477,770)
State income tax expense, net of federal income tax benefit	418,387	361,575	300,075
Low income housing tax credits	(654,516)	(700,000)	(681,253)
Other	(31,060)	97,503	235,365

Total	$5,022,682	$3,620,574	$2,551,509

Effective tax rate	31%	28%	28%

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$2,425,472	$2,168,230
Accrued vacation	22,800	22,800
Deferred compensation	126,065	23,221
Deferred commissions and fees	273,821	0
Gain on sale of investments	155,074	155,074
Other	186,191	105,703

Net deferred tax assets	3,189,423	2,475,028
Deferred tax liabilities:
Premises and equipment	679,562	586,536
Limited partnerships	42,665	238,774
Unrealized gain on securities available for sale	586,394	886,412
Goodwill amortization	224,283	112,141
Deferred commissions and fees	0	102,927
Other deferred tax liabilities	247,637	234,044

Total gross deferred tax liabilities	1,780,541	2,160,834

Net deferred tax asset	$1,408,882	$314,194

12.    EMPLOYEE BENEFIT PLANS

The Company sponsors an employee stock ownership plan, the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions). This plan covers substantially all employees and allows employees to contribute up to 15% of their compensation on a before-tax basis. The Company may make discretionary contributions to match employee contributions dollar for dollar up to 6% of an employee’s compensation. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $402,710, $365,173, and $349,533 in 2003, 2002, and 2001, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

13.  LONG-TERM INCENTIVE COMPENSATION PLAN

The Company’s Long-Term Incentive Compensation Plan (“LTICP”) provides for a number of forms of stock-based compensation for key employees of USB and its subsidiaries. Under the plan, eligible employees may be awarded incentive and nonqualified stock options, stock appreciation rights, and restricted stock. The LTICP provides for the issuance of up to 60,000 shares of USB common stock with a par value of $.01 per share. In addition, each option expires no later than five years after the grant date. The exercise price of each option is determined by the compensa-tion committee, but in the case of incentive stock options, the price shall not be less than the fair market value on the grant date.

The Company continues to record compensation cost under APB No. 25. Had compensation cost been determined, consistent with the fair value based method of recording for stock-based compensation allowed for under SFAS No. 123, the Company’s net income would have been decreased to the following pro forma amounts:

	Fiscal Year Ended December 31, 2003	Fiscal Year Ended December 31, 2002	Fiscal Year Ended December 31, 2001
Net income—as reported	$11,415,406	$9,175,054	$6,586,997
Net income—pro forma	11,415,406	9,175,054	6,586,997
Basic net income per share—as reported	1.77	1.41	0.95
Basic net income per share—pro forma	1.77	1.41	0.95
Diluted net income per share—as reported	1.77	1.41	0.94
Diluted net income per share—pro forma	1.77	1.41	0.94

A summary of the status of the Company’s stock option plan at December 31, 2003, 2002, and 2001 and the changes during the year then ended is as follows:

	2003		2002		2001
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	4,100	$18.13	24,160	$10.87	52,508	$9.68
Granted	0	0	0	0.00	0	0.00
Exercised	4,100	18.13	18,800	8.75	25,798	8.75
Expired	0	0	1,260	8.75	2,550	8.75

Outstanding at end of year	0	0	4,100	$18.13	24,160	$10.87

Exercisable at end of year	0	0	4,100	$18.13	24,160	$10.87

Fair value of options granted	N/A		N/A		N/A

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate based on zero coupon governmental issues at grant date with the maturity equal to the expected term of the options, no expected forfeiture rates as options are immediately vested at date of grant, with an expected stock volatility and an expected annual dividend yield.

The Bank has entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the Company could incur additional or reduced expense to provide the benefits.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

14.  SHAREHOLDERS’ EQUITY

Dividends paid by the Company are primarily from dividends received from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. As of December 31, 2003, approximately $12.4 million of the Bank’s retained earnings were available for dividend distribution without prior regulatory approval.

During a review of the Company’s compliance with the Securities and Exchange Commission (the “SEC”) rules and regulations in October 2003, it was discovered that the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions) (the “Plan”), maintained for the benefit of the Company’s employees, had purchased a greater number of shares of common stock than had been initially registered under the Plan by the Company. Although all of the purchases under the Plan were made in a manner consistent with the Plan and the investment elections of the Plan participants, the Company determined that the purchases of up to 30,790 shares of common stock by participants in the Plan may not have been properly registered in accordance with the Securities Act of 1933. Since participants who purchased such securities may have had a right to require the Company to rescind the sale of such common stock, it offered to rescind the purchase of such stock issued to the Plan participants. The rescission offer expired on March 10, 2004, and no participants elected to accept the rescission offer by the Company. Accordingly, no contingent liability relating to this rescission offer was recorded.

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. The Company’s regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital to average total assets (as defined in the regulations). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2003 and 2002, that the Company met all capital adequacy requirements imposed by its regulators.

As of December 31, 2003 and 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be cate-gorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution’s category.

Actual capital amounts as well as required and well capitalized Tier I, total, and Tier I leverage ratios as of December 31 for the Company and the Bank are as follows:

	2003
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	73,329	18.44%	31,779	8.00%	N/A	N/A
First United Security Bank	70,956	17.86%	31,782	8.00%	39,727	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	68,247	17.18%	15,889	4.00%	N/A	N/A
First United Security Bank	65,967	16.61%	15,891	4.00%	23,836	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	68,247	12.27%	16,681	3.00%	N/A	N/A
First United Security Bank	65,967	11.88%	16,657	3.00%	27,792	5.00%

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2002
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$66,256	15.97%	$33,183	8.00%	N/A	N/A
First United Security Bank	63,820	15.38	33,194	8.00	$41,492	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	61,046	14.72	16,591	4.00	N/A	N/A
First United Security Bank	58,616	14.13	16,597	4.00	24,895	6.00
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	61,046	11.45	15,997	3.00	N/A	N/A
First United Security Bank	58,616	11.03	15,937	3.00	26,561	5.00

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

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effects for the three years ended December 31:

	2003
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains arising during the period	$1,360,776	$510,291	$850,485
Less reclassification adjustments for (gains) included in net income	51,680	19,380	32,300

Net change in unrealized gain on securities	$1,412,456	$529,671	$882,785

	2002
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains arising during the period	$1,672,526	$627,197	$1,045,329
Less reclassification adjustments for (gains) included in net income	(198,064)	(74,274)	(123,790)

Net change in unrealized gain on securities	$1,474,462	$552,923	$921,539

	2001
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains arising during the period	$646,797	$242,549	$404,248
Less reclassification adjustments for (gains) included in net income	(178,634)	(66,988)	(111,646)

Net change in unrealized gain on securities	$468,163	$175,561	$292,602

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

15.  SEGMENT REPORTING

Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is dis-closed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2––Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table.

	2003
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In thousands)
Total interest income	$34,157	$19,100	$110	$(6,645)	$46,722
Total interest expense	11,181	6,599	0	(6,645)	11,135

Net interest income	22,976	12,501	110	0	35,587
Provision for loan losses	1,069	2,436	0	0	3,505

Net interest income after provision	21,907	10,065	110	0	32,082
Total noninterest income	4,765	509	12,664	(12,276)	5,662
Total noninterest expense	13,825	6,777	1,119	(415)	21,306

Income (loss) before income taxes and cumulative effect of a change in accounting principle	12,847	3,797	11,655	(11,861)	16,438
Provision for income taxes	3,742	1,263	18	0	5,023

Net income (loss)	$9,105	$2,534	$11,637	$(11,861)	$11,415

Other significant items:
Total assets	$562,814	$110,507	$75,941	$(182,074)	$567,188
Total investment securities	138,106	0	998	0	139,104
Total loans, net	378,358	107,217	0	(105,839)	379,736
Investment in subsidiaries	2,852	135	69,997	(72,849)	135
Total interest income from external customers	27,558	19,100	64	0	46,722
Total interest income from affiliates	6,599	0	46	(6,645)	0

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2002
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In thousands)
Total interest income	$35,395	$16,010	$196	$(5,849)	$45,752
Total interest expense	14,195	5,788	0	(5,849)	14,134

Net interest income	21,200	10,222	196	0	31,618
Provision for loan losses	1,419	2,440	0	0	3,859

Net interest income after provision	19,781	7,782	196	0	27,759
Total non-interest income	4,346	425	10,278	(9,980)	5,069
Total non-interest expense	13,028	6,489	944	(429)	20,032

Income (loss) before income taxes and cumulative effect of a change in accounting principle	11,099	1,718	9,530	(9,551)	12,796
Provision for income taxes	3,108	482	31	0	3,621

Net income (loss)	$7,991	$1,236	$9,499	$(9,551)	$9,175

Other significant items:
Total assets	$531,839	$86,942	$69,377	$(152,840)	$535,318
Total investment securities	132,538	0	1,992	0	134,530
Total loans, net	352,692	83,397	0	(84,655)	351,434
Investment in subsidiaries	1,394	110,000	63,566	(64,960)	110,000
Total interest income from external customers	29,608	16,010	134	0	45,752
Total interest income from affiliates	5,787	0	62	(5,849)	0

	2001
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In thousands)
Total interest income	$38,628	$15,003	$256	$(6,111)	$47,776
Total interest expense	18,420	6,111	0	(6,111)	18,420

Net interest income	20,208	8,892	256	0	29,356
Provision for loan losses	911	4,343	0	0	5,254

Net interest income after provision	19,297	4,549	256	0	24,102
Total non-interest income	4,048	345	7,690	(7,353)	4,730
Total non-interest expense	11,940	6,838	1,096	(381)	19,493

Income (loss) before income taxes and cumulative effect of a change in accounting principle	11,405	(1,944)	6,850	(6,972)	9,339
Provision for income taxes	3,047	(521)	26	0	2,552

Net income (loss) before cumulative effect of a change in accounting principle	8,358	(1,423)	6,824	(6,972)	6,787
Cumulative effect of a change in accounting principle	(200)	0	0	0	(200)

Income (loss) after a cumulative effect of a change in accounting principle	$8,158	$(1,423)	$6,824	$(6,972)	$6,587

Other significant items:
Total assets	$522,201	$80,773	$67,256	$(147,118)	$523,112
Total investment securities	135,732	0	3,110	0	138,842
Total loans, net	340,478	76,435	0	(83,919)	332,994
Investment in subsidiaries	621	0	60,815	(61,436)	0
Total interest income from external customers	32,582	15,003	191	0	47,776
Total interest income from affiliates	6,111	0	0	(6,111)	0

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

16.  OTHER OPERATING EXPENSES

Other operating expenses for the years 2003, 2002, and 2001 consist of the following:

	2003	2002	2001
Telephone expense Impairment on Limited Partnerships Legal, accounting and other professions fees	$429,297 562,105 538,985	$406,727 826,364 404,950	$417,784 534,638 284,832
Amortization of intangibles	0	0	449,742
Postage, stationery, and supplies	815,683	764,831	777,182
Other	3,818,809	3,384,352	3,146,603

Total	$6,164,879	$5,787,224	$5,610,781

17.  OPERATING LEASES

The Company leases office space, data processing, and other equipment under operating leases.

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2003:

Year ending December 31,
2004	$255,016
2005	155,171
2006	40,354
2007	14,400
2008	8,400

Total rental expense under all operating leases was $342,817, $372,186 and $424,343 in 2003, 2002, and 2001, respectively.

18.  GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Company is a defendant in other certain claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap trans-actions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2003, 2002, and 2001, there were no credit losses associated with derivative contracts. At December 31, 2003 and 2002, there were no non-performing derivative positions.

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

	December 31,
	2003	2002
	(In thousands)
Standby letters of credit	$523	$802
Commitments to extend credit	25,792	19,307

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The potential amount of future payments the Company could be required to make under its standby letter of credit at December 31, 2003, is $523,000 and represents the Company’s total credit risk. At December 31, 2003, the Company had $329,748 associated with standby letter of credit agreements entered into subsequent to December 31, 2002, as a result of the Company’s adoption of Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003, have a carrying value of zero.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At December 31, 2003, there were no outstanding commitments to purchase and sell securities for delayed delivery.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Interest rate swaps are used by the Bank to effectively convert floating-rate debt with a one month LIBOR rate index to a fixed rate five-year constant maturity treasury index. The income derived from these instruments is recorded on the accrual basis. The income from these instruments is recorded in net interest expense and resulted in an increase in net interest expense of $637,639 in 2003, $18,496 in 2002, and a reduction in net interest income of $129,548 in 2001.

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

The following table details various information regarding interest rate swaps used for purposes other than trading as of December 31, 2003:

	Notional Amount	Carrying Value	Estimated Fair Value	Weighted Average Rate		Weighted Average Years to Expiration	Weighted Average Repricing Frequency (Days)
				Received	Paid
Swaps:
Pay floating, receive fixed	$10,000	13	13	3.000%	1.075%	4.71	90

Pay fixed, receive floating	$45,000	(269)	(269)	1.170%	2.458%	1.29	90

	$55,000	(256)	(256)	1.50%	2.21%	1.91	90

Interest rate swaps acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 2003, such swaps were associated with floating rate debt in the notional amount of $55 million.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Demand and savings deposits: The fair values of demand deposits are equal to the carrying value of such deposits. Demand deposits include non-interest bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2003 and 2002.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$12,644	$12,644	$16,742	$16,742
Investment securities available for sale	139,104	139,104	134,530	134,530
Accrued interest receivable	4,972	4,972	4,353	4,353
Loans, net of unearned	379,736	387,703	358,057	363,323
Derivative instruments	(256)	(256)	(586)	(586)
Liabilities:
Deposits	387,680	395,360	353,100	358,245
Short-term borrowings	2,587	2,587	2,391	2,391
Long-term debt	95,755	97,724	105,874	107,787

21.  UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Condition

	December 31,
	2003	2002
ASSETS:
Cash on deposit	$1,561,393	$653,456
Investment in subsidiaries	69,997,483	63,570,919
Investment securities available for sale	886,543	1,878,227
Other assets	988,891	999,536

	$73,434,310	$67,102,138

LIABILITIES:
Other liabilities	$105,105	$70,245
SHAREHOLDERS’ EQUITY	73,329,205	67,031,893

	$73,434,310	$67,102,138

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Statements of Income

	Year ended December 31,
	2003	2002	2001
INCOME
Dividend income, First United Security Bank	$4,309,624	$7,442,645	$8,237,326
Interest income	58,596	129,038	190,934
Investment securities gains, net	0	56,241	0

Total income	4,368,220	7,627,924	8,428,260
EXPENSES	279,352	236,175	335,852

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	4,088,868	7,391,749	8,092,408
EQUITY IN UNDISTRIBUTED (DIVIDENDS IN EXCESS OF) INCOME OF SUBSIDIARIES	7,326,538	1,783,305	(1,505,411)

Net income	$11,415,406	$9,175,054	$6,586,997

Statements of Cash Flows

	Year ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,415,406	$9,175,054	$6,586,997
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (dividends in excess of) income of subsidiaries	(7,326,538)	(1,783,305)	1,505,411
Amortization of intangibles	0	0	57,600
Decrease in other assets	10,645	24,319	32,388
Increase (decrease) in other liabilities	24,550	(29,992)	54,517

Net cash provided by operating activities	4,124,063	7,386,076	8,236,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment securities available for sale, net	1,019,183	1,070,782	698,270

Net cash provided by investing activities	1,019,183	1,070,782	698,270

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	0	(4,549,610)	(5,947,263)
Proceeds from issuance of common stock	74,312	164,500	225,733
Cash dividends paid	(4,309,621)	(3,885,799)	(3,555,504)

Net cash used in financing activities	(4,235,309)	(8,270,909)	(9,277,034)

INCREASE (DECREASE) IN CASH	907,937	185,949	(341,851)
CASH AT BEGINNING OF YEAR	653,456	467,507	809,358

CASH AT END OF YEAR	$1,561,393	$653,456	$467,507

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

22.  QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$12,528	$11,683	11,406	$11,105	$11,428	$11,852	$11,231	$11,241
Interest expense	2,572	2,637	2,878	3,048	3,268	3,794	3,436	3,636

Net interest income	9,956	9,046	8,528	8,057	8,160	8,058	7,795	7,605
Provision for loan losses	842	665	1,007	991	892	960	1,172	836

Net interest income, after provision for loan losses	9,114	8,381	7,521	7,066	7,268	7,098	6,623	6,769
Noninterest:
Income	1,540	1,427	1,384	1,311	1,499	1,251	1,262	1,057
Expenses	5,357	5,581	5,285	5,083	5,551	4,729	4,894	4,858

Income before income taxes	5,297	4,227	3,620	3,294	3,216	3,620	2,991	2,968
Provision for income taxes	1,646	1,312	1,110	955	963	984	834	839

Net income before taxes	$3,651	$2,915	$2,510	$2,339	$2,253	$2,636	$2,157	$2,129
Earnings per common share:
Basic earnings	$.56	$.45	$.39	$.37	$.35	$.41	$.33	$.32
Diluted earnings	$.56	$.45	$.39	$.37	$.35	$.41	$.33	$.32

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As reported in Bancshares’ Form 8-K filed with the Securities and Exchange Commission on March 25, 2002, the Board of Directors of Bancshares approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 2002 to replace Arthur Andersen LLP, who was dismissed as auditors of Bancshares effective March 21, 2002. The Audit Committee of the Board of Directors approved the change in auditors and recommended the change to the Board of Directors.

In the past two years, the independent auditors’ reports on the financial statements did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles nor have there been any disagreements with the independent auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A.	Controls and Procedures.

As of December 31, 2003, the end of the period covered by this report, Bancshares carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that Bancshares’ disclosure controls and procedures are effective in timely alerting them to material information relating to Bancshares that is required to be included in Bancshares’ periodic filings with the Securities and Exchange Commission.

There were no significant changes in Bancshares’ internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Bancshares has adopted a Code of Business Conduct and Ethics for directors, officers (including Bancshares’ principal executive officer, principal financial officer, principal accounting officer or controller) and employees. The Code of Business Conduct and Ethics is filed as Exhibit 14 to this report. Bancshares will provide any person a copy of the Code of Business Conduct and Ethics free of charge upon written request as follows: United Security Bancshares, Inc., Attention: Larry M. Sellers, Secretary, 131 West Front Street, Post Office Box 249, Thomasville, Alabama 36784, 334-636-5424.

Other information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the captions, “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2003.

Item 11.	Executive Compensation.

The information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the captions, “Proposal 1: Election of Directors,” “Executive Compensation Benefits,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the captions, “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Committee Report,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2003.

Item 13.	Certain Relationships and Related Transactions.

The information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the caption, “Certain Relationships and Related Transactions,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2003.

Item 14.	Principal Accountant Fees and Services.

The information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the caption, “Auditor Services and Fees,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)1. Financial Statements.

Report of Independent Accountants.

Consolidated Statements of Condition, December 31, 2003 and 2002.

Consolidated Statements of Income, December 31, 2003, 2002 and 2001.

Consolidated Statements of Shareholders’ Equity, December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows, December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

(a)2. Financial Statement Schedules.

Included in Part II of this report:

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto, which are included in Part II, Item 8, of this report.

(a)3. Exhibits.

(3.1) Certificate of Incorporation of Bancshares incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

(3.2) Bylaws of Bancshares, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

(10.1) Employment Agreement dated January 1, 2000, between Bancshares and R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2000.*

(10.2) Form of Indemnification Agreement between Bancshares and its directors, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1994, filed with the Commission in Washington, D.C. (File No. 0-14549).*

(10.3) United Security Bancshares, Inc. Long Term Incentive Compensation Plan, incorporated herein by reference to the Exhibits to Form S-4 dated April 16, 1997 (File No. 333-21241).*

(10.4) First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Dan Barlow, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.5) First United Security Bank Salary Continuation Agreement dated September 20, 2002, with William D. Morgan, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.6) First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.7) First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Larry Sellers, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.8) First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Robert Steen, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.9) First United Security Bank Director Retirement Agreement dated October 14, 2002, with Dan R. Barlow, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

(10.10) First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.11) First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.12) First United Security Bank Director Retirement Agreement dated October 16, 2002, with Wayne C. Curtis, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.13) First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.14) First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

(10.15) First United Security Bank Director Retirement Agreement dated October 17, 2002, with Hardie B. Kimbrough, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.16) First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.17) First United Security Bank Director Retirement Agreement dated October 17, 2002, with R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.18) First United Security Bank Director Retirement Agreement dated October 17, 2002, with Ray Sheffield, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.19) First United Security Bank Director Retirement Agreement dated October 16, 2002, with J. C. Stanley, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.20) First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.21) First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

(10.22) United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.*

(14) Code of Business Conduct and Ethics.

(21) List of Subsidiaries of Bancshares.

(23) Consent of Independent Public Accountants.

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

On October 17, 2003, Bancshares filed a report on Form 8-K dated October 17, 2003 relating to the results of its third fiscal quarter ended September 30, 2003. Under the Form 8-K, Bancshares furnished (not filed) pursuant to Item 7 the press release entitled “United Security Bancshares, Inc. Announces Quarterly and Nine Month Earnings” relating to the results of its third fiscal quarter ended September 30, 2003, as well as unaudited financial highlights.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

March 12, 2004	By:	/s/ R. Terry Phillips

R. Terry Phillips Its President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Terry Phillips R. Terry Phillips	President, Chief Executive Officer and Director(Principal Executive Officer)	March 12, 2004

/s/ Larry M. Sellers Larry M. Sellers	Vice President, Secretary and Treasurer (Principal Financial Officer, Principal Accounting Officer)	March 12, 2004

/s/ Dan R. Barlow Dan R. Barlow	Assistant Vice President and Director	March 12, 2004

/s/ Linda H. Breedlove Linda H. Breedlove	Director	March 12, 2004

/s/ Gerald P. Corgill Gerald P. Corgill	Director	March 12, 2004

/s/ Wayne C. Curtis Wayne C. Curtis	Director	March 12, 2004

/s/ John C. Gordon John C. Gordon	Director	March 12, 2004

/s/ William G. Harrison William G. Harrison	Director	March 12, 2004

/s/ Hardie B. Kimbrough Hardie B. Kimbrough	Director	March 12, 2004

/s/ Jack W. Meigs Jack W. Meigs	Director	March 12, 2004

/s/ Ray Sheffield Ray Sheffield	Director	March 12, 2004

James C. Stanley	Director

Howard M. Whitted	Director

/s/ Bruce N. Wilson Bruce N. Wilson	Director	March 12, 2004