Form 10-Q
period 2004-03-31
UNITED SECURITY BANCSHARES INC
filed 2004-05-10
CIK 717806

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2004

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

           Class                   Outstanding at 05/05/04
Common Stock, $0.01 par value        6,430,574 shares


     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES



               PART I.  FINANCIAL INFORMATION


                                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial
Condition at March 31, 2004, and December 31,
2003                                                  4

Condensed Consolidated Statements of Income
for the Three Months Ended March 31, 2004, and
2003                                                  5

Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2004, and
2003                                                  6

Notes to Condensed Consolidated Financial
Statements                                            7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                   16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                            20

ITEM 4.  CONTROLS AND PROCEDURES                      20


                    PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                            21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K             21

Signature Page                                        22


FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. ("Bancshares"), through its senior management, from time to time makes forward-looking public statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Bancshares' best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Bancshares' Securities and Exchange Commission filings and other public announcements, including the factors described in Bancshares' Annual Report on Form 10-K for the year ended December 31, 2003. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth in the economy and the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets. Forward-looking statements speak only as of the date they are made, and Bancshares undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands)

                            ASSETS
                                   March 31,    December 31,
                                     2004          2003
                                  (Unaudited)

Cash and Due from Banks              $  9,884     	$ 12,596
Interest-Bearing Deposits in Banks      2,985     	      48
Securities Available for Sale         141,463     	 139,104
Loans, net of allowances for loan
  losses of $6,915 and $6,842,
  respectively                        375,744     	 379,736
Premises and Equipment, net            20,303     	  11,363
Cash Surrender Value of Bank Owned
  Life Insurance                        6,911     	   6,840
Accrued Interest Receivable		     4,350        4,972
Investment in Limited Partnerships      2,219        2,980
Other Assets                           10,871        9,548
     Total Assets                    $574,730     $567,187


              LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                             $386,147     $387,680
Short-Term Borrowings                     598 	   2,587
Long-Term Debt					    99,726       95,755
Other Liabilities                      11,876        7,836
     Total Liabilities               $498,347     $493,858

Shareholders' Equity:
Minority Interest				       431            0
Common Stock, par value $0.01 per
  share; 10,000,000 shares
  authorized; 7,317,560 and 7,317,560
  shares issued,
  respectively                             73           73
Surplus                                 9,233        9,233
Accumulated other comprehensive
  income                                1,377          977
Retained Earnings                      76,065       73,794
Less Treasury Stock: 886,986 and
  885,286 shares at cost,respectively (10,796)     (10,748)
     Total Shareholders' Equity        76,383       73,329
     Total Liabilities and
       Shareholders' Equity          $574,730     $567,187

The accompanying notes are an integral part of these Consolidated
Statements.

      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands, Except per Share Data)
                                         Three Months Ended
                                              March 31,
                                           2004        2003
                                             (Unaudited)
INTEREST INCOME:
Interest and Fees on Loans               $10,545    $ 9,537
Interest on Securities                     1,525      1,568
  Total Interest Income                   12,070     11,105
INTEREST EXPENSE:
Interest on Deposits                       1,579      1,965
Interest on Borrowings                       921      1,083
  Total Interest Expense                   2,500      3,048
NET INTEREST INCOME                        9,570      8,057
PROVISION FOR LOAN LOSSES                    661        991
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                8,909      7,066
NONINTEREST INCOME:
Service and Other Charges on Deposit
  Accounts                                   809        791
Other Income                                 535        452
Securities (Losses) Gains, Net               (29)        68
  Total Noninterest Income                 1,315      1,311
NONINTEREST EXPENSES:
Salaries and Employee Benefits             3,154      3,071
Occupancy Expense                            363        340
Furniture and Equipment Expense              324        337
Other Expenses                             1,378      1,335
  Total Noninterest Expense                5,219      5,083
INCOME BEFORE INCOME TAXES                 5,005      3,294
PROVISION FOR INCOME TAXES                 1,576        955
NET INCOME                                 3,429      2,339
Basic Net Income Per Share                 $0.53      $0.37
Diluted Net Income Per Share               $0.53      $0.37
Dividends Per Share                        $0.18      $0.17

The accompanying notes are an integral part of these Consolidated Statements.


    UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)

                                                March 31,
                                              2004    2003
                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $ 3,429  $ 2,339
Adjustments:
  Depreciation                                  222      236
  Amortization (Accretion) of Premiums and
    Discounts, Net                              133      300
  Provision for Loan Losses                     661      991
  Loss(Gain) on Sale of Securities, Net          29      (68)
  Changes in Assets and Liabilities:
    (Increase) in Other Assets                  213   (1,621)
    Increase(Decrease) in Other Liabilities     497      (93)
      Total Adjustments                       1,755     (255)
      Net Cash Provided by Operating
        Activities                            5,184    2,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Calls and Paydowns
  Of Securities Available for Sale            6,140   19,897
Proceeds from Sales of Securities                 0   16,339
Purchase of Insurance                             0      (83)
Purchase of Property and Equipment, Net        (131)    (400)
Purchase of Securities Available for Sale    (7,737) (50,593)
Net Change in Loan Portfolio                 (2,618)   1,329
Net Cash Acquired in Consolidation of
  Limited Partnership					   133	    0
    Net Cash Used by Investing Activities    (4,213) (13,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease)Increase in Customer Deposits,Net  (1,521)  11,802
Exercise of Stock Options                         0       74
Dividends Paid                               (1,158)  (1,061)
Increase (Decrease)in Borrowings              1,981   (1,774)
Purchase of Treasury Stock                      (48)       0
Net Cash (Used in) Provided by Financing
 Activities                                    (746)   9,041

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                    225   (2,386)

CASH AND CASH EQUIVALENTS, beginning
  of period                                  12,644   16,742

CASH AND CASH EQUIVALENTS, end of period     12,869   14,356

The accompanying notes are an integral part of these Consolidated Statements.

     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
					(Unaudited)


1.  GENERAL

The accompanying unaudited condensed consolidated financial statements as of March 31, 2004, and 2003, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the "Company"). All significant inter-company transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2004. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2003, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. ("USB") are set forth in the summary of significant accounting policies in USB's December 31, 2003, consolidated financial statements.

2.  NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month period ended
March 31, 2004, and 2003. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three-month periods ended March 31, 2004, and 2003, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's
Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

On June 19, 2003, the Board of Directors declared a two-for-one stock split payable July 22, 2003, to shareholders of record at the close of business on June 30, 2003. As a result of the stock split, shareholders of record received one additional share for every share held. For presentation purposes, all prior periods presented have been restated for comparative purposes.


The following table represents the earnings per share calculations for the three-month periods ended March 31, 2004, and 2003:

                                                      Net
                                                     Income
                                  Net                 Per
For the Three Months Ended       Income     Shares   Share

March 31, 2004(dollars in
thousands):
Net Income                        $3,429
Basic Earnings Per Share 		     3,429	  6,431,620  $0.53
Dilutive Securities                    0	          0
Dilutive Earnings Per Share       $3,429	  6,431,620  $0.53


March 31, 2003:
Net Income				         $2,339
Basic Earnings Per Share           2,339  6,249,950  $0.37
Dilutive Securities                    0          0
Dilutive Earnings Per Share       $2,339  6,249,950  $0.37



3.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, any unrealized gain or loss activity of available for sale securities and derivative instruments is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. This change in unrealized gain or loss serves to increase or decrease comprehensive income. The following table represents comprehensive income and its changes for the three-month periods ended March 31, 2004, and 2003:


                                            Three Months
                                               Ended
                                              March 31,
                                           2004       2003

Net Income                                $3,429     $2,339
Other Comprehensive Income, Net of Tax:
  Change in Unrealized (Loss) on
    Derivative Instruments (Net of
    Tax of $96 and $9)                      (178)       (16)
  Change in Unrealized Gain(Loss)on
    Securities Available for Sale
    (Net of Tax of $311 and $140)            578       (259)

Comprehensive Income                      $3,829     $2,064


4.  RECENT ACCOUNTING PRONOUNCEMENTS

The financial accounting standards board issued a revised version of Interpretation No. 46 "Consolidation of Variable Interest Entities" (Interpretation 46), in December of 2003. This revised interpretation 46 is effective no later than the end of the first interim or annual period ending after December 15, 2003, for entities created after January 31, 2003, and for entities created before February 1, 2003, no later than the end of the first interim or annual period ending after March 15, 2004. As required, the Bank adopted the guidance of Interpretation 46 for all entities.

The Bank has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Bank has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The bank has determined that these structures meet the definition of a variable interest entity. The bank has determined that it needs to consolidate one of the funds in which it is the sole limited partner. The Bank has also determined that this fund is required to consolidate one of the affordable housing projects the fund invests in. The resulting financial impact to the consolidation of the Bank is an increase to total assets of approximately $10.0 million, including $9.0 million in premises and equipment. Loans payable by the partnership, payable to the Bank, totaling $6.0 million were eliminated as a result of this consolidation.
Unconsolidated investments in these limited partnerships are accounted for under the equity method of accounting. The Bank's maximum exposure to future loss related to these limited partnerships is limited to the $2.2 million recorded investment.

In March, 2004, the SEC issued Staff Accounting Bulletin 105 "Application of Accounting Principles to Loan Commitments,"
(SAB 105) to inform registrants of the Staff's view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Bank carries all loan commitments at fair value, and does not include the value of its servicing or any of internally developed intangible asset in the valuation of its commitments. Thus, the adoption of SAB 105 did not have an impact on the Bank's financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, "Meaning of Other Than Temporary Impairment" (Issue 03-1) for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115 and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: 1) Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. 2) Evaluate whether the impairment is other-than-temporary. 3) If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value. The model shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. The Bank does not anticipate the adoption of Issue 03-1 will have a material impact on its financial condition or results of operations.

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

                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated

For the three
months ended
March 31, 2004:
Net Interest
  Income       $  6,104	$  3,448 $      18  $       0 $  9,570
Provision for
  Loan Losses        45		616		  0          0	     661
Total Noninterest
  Income          1,097		145	   3,681     (3,608)	   1,315
Total Noninterest
  Expense    	   3,454	   1,652	     231       (118)   5,219
Income(Loss)
  Before Income
  Taxes           3,702	   1,325	   3,468     (3,490)   5,005
Provision
  (Benefit) for
  Income Taxes    1,109	     464		  3		   0    1,576
Net Income
  (Loss)		$  2,593	$    861 $   3,465  $  (3,490)$  3,429

Other Significant
Items:
Total Assets   $568,493	$114,032 $  88,981	$(196,776)	$574,730
Total Investment
  Securities    140,508	       0	     955	        0	 141,463
Total Loans 	 379,383	 110,431	       0	 (114,070)	 375,744
Investment in
  Wholly-Owned
  Subsidiaries    5,391	     127	  73,386	  (78,161)     743
Total Interest
  Income from
  External
  Customers	   6,747	   5,313	      18		  (9)  12,069
Total Interest
  Income from
  Affiliates      1,865	       0		  0	   (1,865)       0

                                      All     Elimi-    Consol-
                    FUSB     ALC     Other    nations   idated
For the three
months ended
March 31, 2003:
Net Interest
  Income       $  5,278  $ 2,750  $    29   $       0  $  8,057
Provision for
  Loan Losses       350      641        0           0       991
Total Noninterest
  Income          1,175       98    2,532      (2,494)    1,311
Total Noninterest
  Expense         3,324    1,652      200         (93)    5,083
Income Before
  Income Taxes    2,779      555    2,361      (2,401)    3,294
Provision
  (Benefit) for
  Income Taxes      792      161        2           0       955
Net Income
  (Loss)       $  1,987  $   394  $ 2,359   $  (2,401) $  2,339

Other Significant
Items:
Total Assets,  $544,068  $92,162  $70,461   $(160,500) $546,191
Total Investment
  Securities    146,585        0    1,655           0   148,240
Total Loans     349,817   88,838        0     (89,541)  349,114
Investment in
  Wholly-Owned
  Subsidiary      2,654      110   64,622     (67,276)      110
Total Interest
  Income from
  External
  Customers       6,834    4,249       22           0    11,105
Total Interest
  Income from
  Affiliates      1,499        0        7      (1,506)        0

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

7.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and others. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. A summary of these commitments and contingent liabilities is presented below.

								March 31,   December 31,
							       2004	     2003

Standby Letters of Credit				$   901	    $   523
Commitments to Extend Credit			$25,864	    $25,792


Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The potential amount of future payments the Company could be required to make under its standby letter of credit at March 31, 2004, is $900,628 and represents the Company's total credit risk. At March 31, 2004, the Company had $707,648 of liabilities and $707,648 of receivables associated with standby letter of credit agreements entered into subsequent to December 31, 2002, as a result of the Company's adoption of Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003, have a carrying value of zero.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

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

The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, are set forth in the summary of significant accounting policies in United Security's December 31, 2003, consolidated financial statements.

The emphasis of this discussion is a comparison of Assets, Liabilities, and Shareholder's Equity for the three months ended March 31, 2004, to year-end 2003, while comparing income and expense for the three-month period ended March 31, 2004, and 2003.

All yields and ratios presented and discussed herein are not presented on a tax-equivalent basis.

COMPARING THE THREE MONTHS ENDED MARCH 31, 2004, TO THE THREE
MONTHS ENDED MARCH 31, 2003

Net income increased $1,090,000, or 46.6%, resulting in an increase of basic net income per share to $0.53. Annualized return on assets was 2.41% compared to 1.75% for the same period during 2003. Average return on stockholders' equity increased to 18.38% from 14.03%.

Interest income for the first quarter increased $965,000 or 8.7% compared to the first quarter of 2003. The increase in interest income was primarily due to an increase in interest earned on loans. This increase is due to an overall increase in the average yield and an increase in the volume of loans and investments outstanding.

Interest expense for the first quarter decreased $548,000 or 18.0% compared to the first quarter of 2003. The decrease in interest expense was due to an overall decrease in the average rate paid for both deposits and borrowings, which offset increases in the volume of the net effect of deposits and borrowings, during the same period.

Net interest income increased $1,513,000, or 18.8% as a result of an improvement of 79 basis point net yield on earning assets.

The provision for loan losses was $661,000 or 0.69% annualized of average loans in the first three months of 2004, compared to

$991,000 or 1.12% annualized of average loans in the first three months of 2003. Charge-offs exceeded recoveries by $588,000 for the quarter, a decrease of approximately $111,000 over the same period in the prior year. The decrease in charge-offs was due to the continued improvements in the loan portfolio. Decreases in the first quarter provision are a reflection of this improvement.

Total non-interest income (excluding security gains and losses) increased $101,000 or 8.12% compared to the first three months of 2003. This was attributable to an increase in the service charges on deposits and other income.

Total non-interest expense increased $136,000, or 2.68% in the
first three months of 2004.   This increase was related to an
increase in salaries and employee related benefits as a result of normal merit increases and higher benefit costs.

Income tax expense increased $621,000 or 65.0% over the first three months of 2004. The increase during the first quarter of 2004 compared to 2003 resulted from higher levels of taxable income. United Security's effective tax rate for the first three months of 2004 and 2003 was 31.5% and 29.0%, respectively as the Company continues to realize tax benefits primarily from tax-exempt securities and low-income housing tax credits.


COMPARING THE MARCH 31, 2004, STATEMENT OF FINANCIAL
CONDITION TO DECEMBER 31, 2003

In comparing financial condition at December 31, 2003, to March 31, 2004, total assets increased $7.5 million to $574.7 million, while liabilities increased $4.4 million to $498.3 million. Shareholders' equity increased $3.1 million as a result of earnings in excess of dividends during the quarter.

Investment securities increased $2.4 million, or 1.7% during the first quarter 2004 as a result of deployment of increased liquidity from deposits. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income decreased $3.9 million from $386,578 at December 31, 2003, to $382,658 at March 31, 2004.
This 1.0% decrease is the result of the elimination of $6.0 million in loans eliminated in the consolidation of a variable interest entity. Deposits decreased $1.5 million, or 0.4% during the first quarter of 2004. While deposits have decreased period-end to period-end, average deposits increased $2.2 million or 0.6% for the first quarter of 2004 over the fourth quarter of 2003.

CREDIT QUALITY

At March 31, 2004, the allowance for loan losses was $6.9 million, or 1.81% of loans net of unearned income, compared to $6.9 million, or 1.94% of loans net of unearned income at March 31, 2003 and $6.8 million, or 1.77% of loans net of unearned income at December 31, 2003. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 94.8% at March 31, 2004, compared to 140.5% at December 31, 2003.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):


                                           Three Months
                                               Ended
                                              March 31,
                                          2004        2003

Balance at Beginning of Period           $6,842      $6,623

   Charge-Offs                              794         919
   Recoveries                              (206)       (220)
   Net Loans Charged-Off                    588         699

   Additions Charged to Operations          661         991

Balance at End of Period                 $6,915      $6,915


Net charge-offs for the quarter ended March 31, 2004, were $588,000 or 0.61% of average loans, on an annualized basis, a decrease of 16% or $111,000 from the $699,000 or 0.78% annualized of average loans reported a year earlier. The provision for loan losses for the first quarter of 2004 was $661,000 compared to $991,000 in the first quarter of 2003.

United Security maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (a) management's estimate of future economic conditions, (b) management's estimate of the financial condition and liquidity of certain loan customers, and (c) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At March 31, 2004, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Non-performing assets were as follows (amounts in thousands):

                             Mar. 31,   Dec. 31,   Mar. 31,
                               2004       2003       2003
Loans Accounted for on a
  Non-Accrual Basis         $ 1,972    $ 1,879    $ 5,196
Accruing Loans Past Due
  90 Days or More             2,765        382      1,067
Real Estate Acquired in
  Settlement of Loans         2,557      2,608      2,924

Total                       $ 7,294    $ 4,869    $ 9,187

Non-Performing Assets as a
  Percentage of Net Loans
  and Other Real Estate        1.91%      1.26%      2.56%


Loans accounted for on a non-accrual basis decreased $3.2 million since March 31, 2003 and increased $0.9 million since December 31, 2003. Accruing loans past due 90 days or more increased $1.7 million, compared to March 31, 2003, and $2.4 million since December 31, 2003. This increase is attributable to two large commercial real estate lines which are in the process of collection. Management is confident adequate collateral values are present to protect the Bank from loss and has allowed interest accrual to continue. If they are not resolved in a timely manner, or if collateral values deteriorate, accrual of interest will be discontinued. Real estate acquired in settlement of loans decreased $367,000 since March 31, 2003 and $51,000 since December 31, 2003.

At March 31, 2004, the recorded investment in loans that were considered impaired was $1,405,959 compared to $1,320,822 at December 31, 2003. There was approximately $210,894 and $198,123 at March 31, 2004 and December 31, 2003 respectively, in the allowance for loan losses specifically allocated to these impaired loans.

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

The Bank currently has up to $129.9 million in borrowing capacity from the Federal Home Loan Bank and $40 million in established
Federal Funds Lines.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2004, and December 31, 2003, United
Security and the Bank were in compliance with all regulatory capital requirements.

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
RISK

The information set forth under the caption "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Interest Rate Sensitivity Management" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated herein by reference.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2004, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls over financial reporting during the quarter ended March
31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 31.1:  Certification of the Chief Executive
Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:  Certification of the Principal Financial
Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32: Certification of Chief Executive Officer and
Principal Financial Officer Pursuant to 18 U.S.C. Section
1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.


(b)	Reports on Form 8-K.

A report on Form 8-K was filed on February 4, 2004, relating to the press release dated February 4, 2004, announcing financial results for the quarter and twelve months ended December 31, 2003.

SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.


DATE:   May 07, 2004

BY:  /s/LARRY M. SELLERS
     LARRY M. SELLERS
     Its Vice-President, Secretary, and Treasurer
     (Duly Authorized Officer and Principal Financial
      Officer)