Form 10-Q
period 2004-06-30
UNITED SECURITY BANCSHARES INC
filed 2004-08-06
CIK 717806

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2004

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

           Class                   Outstanding at 8/5/04
Common Stock, $0.01 par value        6,430,454 shares


     UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES



               PART I.  FINANCIAL INFORMATION


                                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial
Condition at June 30, 2004, and December 31,
2003                                                   4

Condensed Consolidated Statements of Income
for the Three and Six Months Ended June 30,
2004, and 2003                                         5

Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2004, and
2003                                                   6

Notes to Condensed Consolidated Financial
Statements                                             7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS						15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
	   ABOUT MARKET RISK					19

ITEM 4.  CONTROLS AND PROCEDURES				19

                    PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS					20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
	   HOLDERS							20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K             21

SIGNATURE PAGE                                        22


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

              PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands)

                            ASSETS
                                            June 30,      December 31,
                                              2004           2003
                                           (Unaudited)
Cash and Due from Banks                      $ 10,748		$ 12,596
Interest-Bearing Deposits in Banks                 31             48
Securities Available for Sale                 141,132        139,104
Loans, net of allowances for loan
  losses of $6,998 and
   $6,842 respectively                        381,672        379,736
Premises and Equipment, net                    20,334         11,363
Cash Surrender Value of Bank Owned
  Life Insurance                                8,636          6,840
Accrued Interest Receivable                     4,504          4,972
Investment in Limited Partnerships              2,803          2,980
Other Assets                                   10,214          9,548
     Total Assets                            $580,074       $567,187


              LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                     $388,333       $387,680
Short-Term Borrowings                           3,565          2,587
Long-Term Debt                                 99,696         95,755
Other Liabilities                              11,251          7,836
     Total Liabilities                       $502,845       $493,858

Shareholders' Equity:
Minority Interest                                 482              0
Common stock, par value $0.01 per
  share; 10,000,000 shares authorized;
   7,317,560 issued                                73             73
Surplus                                         9,233          9,233
Accumulated other comprehensive
  Income                                          190            977
Retained Earnings                              78,050         73,794
Less Treasury Stock: 887,106 and
   885,286 shares, at cost,
    respectively                              (10,799)       (10,748)
     Total Shareholders' Equity                77,229         73,329
     Total Liabilities and
       Shareholders' Equity                  $580,074       $567,187

The accompanying notes are an integral part of these consolidated statements.

      UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands, Except per Share Data)
                     Three Months Ended        Six Months Ended
                          June 30,                 June 30,
                      2004        2003         2004        2003
                         (Unaudited)             (Unaudited)
INTEREST INCOME:
Interest and
 Fees on Loans         $10,657     $ 9,844     $21,201     $ 19,382
Interest on Securities   1,491       1,562       3,016	  3,130
  Total Interest Income 12,148      11,406      24,217       22,512
INTEREST EXPENSE:
Interest on Deposits   	 1,557       1,858       3,135	  3,823
Interest on Borrowings 	   936       1,020       1,857	  2,103
  Total Interest
   Expense            	 2,493       2,878       4,992	  5,926
NET INTEREST INCOME   	 9,655       8,528     	19,225       16,586

PROVISION FOR LOAN
 LOSSES               	   789       1,007       1,450        1,998
NET INTEREST INCOME
 AFTER PROVISION FOR
   LOAN LOSSES        	 8,866       7,521     	17,775       14,588
NONINTEREST INCOME:
Service and Other
 Charges on Deposit
   Accounts                852         817       1,661	  1,608
Other Income               581         564       1,116	  1,016
Securities Gains
 (Losses), net             (43)          3         (72)          72
  Total Noninterest
    Income            	 1,390       1,384       2,705	  2,696
NONINTEREST EXPENSES:
Salaries and Employee
 Benefits                3,242       3,192       6,396	  6,263
Occupancy Expense          344         331         707          671
Furniture and
 Equipment Expense         347         328         671          665
Other Expenses           1,728       1,434       3,106        2,770
  Total Noninterest
    Expense           	 5,661       5,285     	10,880       10,369
INCOME BEFORE
 INCOME TAXES         	 4,595       3,620       9,600	  6,915
PROVISION FOR INCOME
 TAXES                	 1,453       1,110       3,029	  2,065
NET INCOME            	 3,142       2,510       6,571	  4,850
BASIC NET INCOME
 PER SHARE               $0.49       $0.39      $1.02		  $0.75
DILUTED NET INCOME
 PER SHARE               $0.49       $0.39      $1.02		  $0.75
DIVIDENDS PER SHARE      $0.18       $0.17      $0.36     	  $0.33

The accompanying notes are an integral part of these Consolidated Statements.

    UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)
                                                    June 30,
                                                  2004    2003
                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $6,571      $ 4,850
Adjustments:
  Depreciation                                    442          464
  Amortization of Premiums and Discounts, net     289          554
  Provision for Losses on Loans                 1,450        1,998
  Gain(loss)on sale of securities, net             72          (72)
  Gain on sale of fixed assets, net			   54            0
  Changes in Assets and Liabilities:
   (Increase) in Other Assets                     (43)      (2,682)
   Increase (Decrease) in Other Liabilities     1,457          (81)
      Total Adjustments                         3,721          181
Net Cash Provided by Operating Activities      10,292        5,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Call and Paydowns
  Of Securities Available for Sale             16,765       40,554
Proceeds from Sales of Securities               9,558       16,339
Purchase of Bank-Owned Life Insurance          (1,500)        (168)
Purchase of Property and Equipment, Net          (435)        (899)
Purchase of Securities Available for Sale     (30,561)     (58,426)
Redemption of Federal Funds Sold                    0          829
Net Cash Acquired in Consolidation of
  Limited Partnership                             133
Net Increase in Loans                          (9,335)      (4,560)
    Net Cash Used in Investing Activities     (15,375)      (6,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Customer Deposits,Net                 665       14,508
Exercise of Stock Options                           0           74
Dividends Paid                                 (2,316)      (2,123)
Purchase of Treasury Stock                        (50)           0
Increase(decrease)in Borrowings, net            4,919      (10,101)
  Net Cash (Used in) Provided by
   Financing Activities                         3,218        2,358
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                          (1,865)       1,058

CASH AND CASH EQUIVALENTS, beginning
  of period                                    12,644       16,742
CASH AND CASH EQUIVALENTS, end of period       10,779       17,800

The accompanying notes are an integral part of these Consolidated statements.


       UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The accompanying unaudited condensed consolidated financial statements as of June 30, 2004, and 2003, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the "Company"). All significant inter-company transactions and accounts have been eliminated.

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

2.  NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six-month periods ended June 30, 2004, and 2003. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and six-month periods ended June 30, 2004, and 2003, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.


The following table represents the earnings per share calculations for the three and six-month periods ended
June 30, 2004, and 2003:

                                                        Net
                                                      Income
                                  Net                   Per
For the Three Months Ended       Income     Shares     Share

June 30, 2004(dollars in
thousands):
Net Income                       $3,142
Basic Net Income Per Share       $3,142    6,430,545   $0.49
Dilutive Securities                   0            0
Diluted Earnings Per Share        3,142    6,430,545   $0.49


June 30, 2003:

Net Income                       $2,510
Basic Net Income Per Share       $2,510	 6,432,274	 $0.39
Dilutive Securities                   0            0
Diluted Earnings Per Share        2,510    6,432,274   $0.39





                                                        Net
                                                      Income
                                   Net                  Per
For the Six Months Ended         Income     Shares     Share

June 30, 2004(dollars in
thousands):

Net Income                       $6,571
Basic Net Income Per Share       $6,571    6,431,083   $1.02
Dilutive Securities                   0            0
Diluted Earnings Per Share        6,571    6,431,083   $1.02


June 30, 2003:

Net Income                       $4,850
Basic Net Income Per Share       $4,850    6,431,119   $0.75
Dilutive Securities                   0            0
Diluted Earnings Per Share        4,850    6,431,119   $0.75


3.  COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income and its changes for the three and six-month periods ended June 30, 2004, and 2003:

                           Three Months             Six Months
                              Ended                   Ended
                             June 30,                June 30,
                         2004       2003          2004       2003
Net Income             $3,142	     $2,510      $6,571	     $4,850
Other Comprehensive
 Income, Net of Tax:
 Change in Unrealized
   Gain (Loss) on
   Derivative
   Instruments (Net of
   Tax of $328, $45,
   $221, and $53
   respectively)           547        (83)         369        (99)
 Change in Unrealized
   Gain on Securities
   Available For Sale
   (Net of Tax of $1,041,
   $72, $694, and
   $211 respectively).  (1,733)      (133)      (1,155)      (392)
Comprehensive Income   $ 1,956     $2,294      $ 5,785     $4,359

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

The Bank has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Bank has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects.
The bank has determined that these structures meet the definition of a variable interest entity. The bank has determined that it needs to con-solidate one of the funds in which it is the sole limited partner. The
Bank has also determined that this fund is required to consolidate one of the affordable housing projects the fund invests in. The resulting financial impact to the consolidation of the Bank is an increase to total assets of approximately $10.0 million, including $9.0 million in premises and equipment. Loans payable by the partnership, payable to the Bank, totaling $6.0 million were eliminated as a result of this consolidation. Unconsolidated investments in these limited partnerships are accounted for under the equity method of accounting. The Bank's maximum exposure to future loss related to these limited partnerships is limited to the $2.2 million recorded investment.

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

                                          All      Elimi-    Consol-
                      FUSB      ALC      Other    nations    idated
For the three
months ended
June 30, 2004:
Net Interest
  Income       	$  6,017    $  3,625   $    13   $       0  $  9,655
Provision for
  Loan Losses          217         572         0           0       789
Total Noninterest
  Income             1,088         109     3,487      (3,294)    1,390
Total Noninterest
  Expense            3,662       1,811       275         (87)    5,661
Income(Loss)
  Before Income
  Taxes              3,226       1,351     3,225      (3,207)    4,595
Provision
  (Benefit) for
  Income Taxes         965         486         2           0     1,453
Net Income(Loss)  $  2,261    $    865   $ 3,223   $	(3,207) $  3,142

For the six
months ended
June 30, 2004:
Net Interest
  Income          $12,121     $7,073     $   31    $     0    $19,225
Provision for
  Loan Losses         262      1,188          0          0      1,450
Total Noninterest
  Income            2,185        254      7,168     (6,902)     2,705
Total Noninterest
  Expense           7,116      3,463        506       (205)    10,880
Income(Loss)
  Before Income
  Taxes             6,928      2,676      6,693     (6,697)     9,600
Provision
  (Benefit) for
  Income Taxes      2,074        950          5          0      3,029
Net Income(Loss)  $ 4,854     $1,726     $6,688    $(6,697)   $ 6,571

Other Significant
Items:
Total Assets      $571,913    $118,146   $89,869   $(199,854) $580,074
Total Investment
  Securities       140,231           0       901           0   141,132
Total Loans        384,547     114,832         0    (117,707)  381,672
Investment in
  Subsidiaries       5,391         103    73,636     (79,022)      108
Total Interest
  Income from
  External
  Customers         13,341      10,858        18           0    24,217
Total Interest
  Income from
  Affiliates         3,785           0        12      (3,797)        0

                                          All      Elimi-    Consol-
                    FUSB      ALC         Other    nations   idated
For the Three
Months Ended
June 30, 2003:
Net Interest
  Income          $  5,514    $ 2,986     $    28   $      0  $  8,528
Provision for
  Loan Losses          420        587           0          0     1,007
Total Noninterest
  Income             1,170        120       2,829     (2,735)    1,384
Total Noninterest
  Expense            3,405      1,703         279       (102)    5,285
Income(Loss) Before
  Income Taxes       2,859        816       2,578     (2,633)    3,620
Provision
  (Benefit) for
  Income Taxes         853        253           4          0     1,110
Net Income(Loss)  $  2,006     $  563    $  2,574   $ (2,633)  $ 2,510

For the Six
Months Ended
June 30, 2003:
Net Interest
  Income          $ 10,792     $5,736    $     58   $      0  $ 16,586
Provision for
  Loan Losses          769      1,229           0          0     1,998
Total Noninterest
  Income             2,345        219       5,361     (5,229)    2,696
Total Noninterest
  Expense            6,729      3,355         480       (195)   10,369
Income (Loss)
  Before Income
  Taxes              5,639      1,371       4,939     (5,034)    6,915
Provision
  (Benefit)for
  Income Taxes       1,646        414           5          0     2,065
Net Income(Loss)  $  3,993    $   957     $ 4,934   $ (5,034) $  4,850

Other Significant
Items:
Total Assets      $537,938    $99,867     $71,736  $(167,725) $541,816
Total Investment
  Securities       132,747          0       1,376          0   134,123
Total Loans        354,844     94,232           0    (95,079)  353,997
Investment in
  Subsidiaries       2,718        110      65,886    (68,604)      110
Total Interest
  Income from
  External
  Customers         13,638      8,835          39           0   22,512
Total Interest
  Income from
  Affiliates         3,099          0          19      (3,118)       0

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

							June 30,     December 31,
							  2004	     2003
Standby Letters of Credit			$ 1,028         $   523
Commitments to Extend Credit			$26,987         $25,792


Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The potential amount of future payments the Company could be required to make under its standby letter of credit at June 30, 2004, is $1,027,868 and represents the Company's total credit risk. At June 30, 2004, the Company had $834,888 of liabilities and $834,888 of receivables associated with standby letter of credit agreements entered into subsequent to December 31, 2002, as a result of the Company's adoption of Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003, have a carrying value of zero.

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

The emphasis of this discussion is a comparison of Assets, Liabilities, and Stockholders' Equity as of June 30, 2004, to year-end 2003, while comparing income and expense for the three and six-month periods ended June 30, 2004, and 2003.

All yields and ratios presented and discussed herein are not presented on a tax-equivalent basis.

Interest income increased $741,000, or 6.5%, to $12.1 million for the second quarter of 2004 from $11.4 million for the second quarter of 2003. Interest income increased $1,705,000, or 7.6% to $24.2 million for the first six months of 2004 compared to $22.5 million for the first six months of 2003.

This increase in interest income was primarily due to an increase in interest earned on loans offset somewhat by a decrease in interest earned on investment securities. This increase in loan income is due to both increases in volume and also increases in yield.

Interest expense decreased $385,000, or 13.4%, to $2.5 million for the second quarter of 2004 from $2.9 million for the second quarter of 2003. Interest expense decreased $934,000 million, or 15.7%, to $5.0 million for the first six months of 2004 compared to $5.9 million for the first six months of 2003. The decrease in interest expense was due to an overall decrease in the average rate paid for both deposits and borrowings, which offset increases in the volume of both deposits and borrowings, during the same period.

Net interest income increased $1.1 million, or 13.2%, for the second quarter of 2004 and $2.6 million, or 15.9% for the first six months of 2004 as a result of an improvement of a 79 basis point net yield on earning assets, resulting from a decrease in the cost of interest-bearing deposits and a decrease in the cost of borrowed funds, offset by an increase in the volume of borrowed funds.

The provision for loan losses was $789,000 or .83% annualized of average loans in the second quarter of 2004, compared to $1.0 million or 1.13% annualized of average loans in the second quarter of 2003. The loan loss provision decreased slightly compared to the prior year due to decreased charge-offs. For the first six months of 2004, the provision for loan losses decreased to $1.5 million or .76% annualized of average loans, compared to $2.0 million or 1.12% annualized of average loans for the first six months of 2003.

Total non-interest income (excluding security gains and losses) increased $52,000 or 3.8% for the second quarter and $153,000 or 5.8% for the first six months of 2004. These increases are all attributable to increases in service charges on deposit accounts and other income.

Total non-interest expense increased $376,000, or 7.1% for the second quarter of 2004 to $5.7 million. Total non-interest expense increased $511,000 or 4.9% for the first six months of 2004 compared to 2003. This increase was related to an increase in salaries and employee benefits as a result of normal merit increases and higher benefits costs.

Income tax expense increased $334,000 or 30.9% during the second quarter of 2004 as compared to the same period a year ago. Income tax expense increased $964,000 or 46.7% over the first six months of 2003. The increase during the first six months of 2004 compared to 2003 resulted from higher levels of taxable income. United Security's effective tax rate for the first six months of 2004 and 2003 were 31.6% and 29.9%, respectively. The Company continues to realize tax benefits primarily from tax-exempt securities and low income housing tax credits; however, these tax benefits have not increased as rapidly as taxable income.

For the second quarter, net income increased $632,000, or 25.2%, resulting in an increase of basic net income per share to $0.49. For the first six months, net income increased $1,721,000, or 35.5%, resulting in an increase of basic net income per share to $1.02. Annualized return on assets was 2.30% compared to 1.79% for the same period during 2003. Average return on stockholders' equity increased to 17.52% from 14.32%.

COMPARING THE JUNE 30, 2004, STATEMENT OF FINANCIAL CONDITION TO
DECEMBER 31, 2003

In comparing financial condition at December 31, 2003, to June 30, 2004, total assets increased $12.9 million to $580.1 million, while liabilities increased $9.0 million to $502.8 million. Shareholders' equity increased $3.4 million as a result of earnings in excess of dividends during the first six months of 2004.

Investment securities increased $2.0 million, or 1.5% during the first six months of 2004 as a result of deployment of increased liquidity from deposits and modest loan growth. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans net of unearned income increased $2.1 million from $386,578 at December 31, 2003, to $388,670 at June 30, 2004. This increase of less than 1% is impacted by the elimination of $6.0 million in loans eliminated in the consolidation of a variable interest entity. Deposits increased $653,000 or 0.2% for the first six months of 2004.

CREDIT QUALITY

At June 30, 2004, the allowance for loan losses was $7.0 million, or 1.80% of loans net of unearned income, compared to $6.5 million, or 1.83% of loans net of unearned income at June 30, 2003 and $6.8 million, or 1.77% of loans net of unearned income at December 31, 2003. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 90.17% at June 30, 2004, compared to 140.5% at December 31, 2003, primarily as a result of an increase in non-accrual loans during the first six months of 2004.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                            Six Months
                                               Ended
                                              June 30,
                                          2004        2003
Balance at Beginning of Period           $6,842      $6,623

   Charge-Offs                            1,739       2,495
   Recoveries                              (445)       (410)
   Net Loans Charged-Off                  1,294       2,085

   Additions Charged to Operations        1,450       1,998

Balance at End of Period                 $6,998      $6,536


Net charge-offs for the six months ended June 30, 2004, were $1.3 million or 0.68% of average loans, on an annualized basis, a decrease of $791,000 from the $2.1 million or 1.17% annualized of average loans reported a year earlier. The provision for loan losses for the first six months of 2004 was $1.5 million compared to $2.0 million in the first six months of 2003.

United Security maintains the allowance for loan losses at a level deemed adequate by management to absorb probable losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to:
(a) management's estimate of future economic conditions, (b) management's estimate of the financial condition and liquidity of certain loan customers, and (c) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At June 30, 2004, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Non-performing assets were as follows (amounts in thousands):

                             June 30,   Dec. 31,   June 30,
                               2004       2003       2003
Loans Accounted for on a
  Non-Accrual Basis         $4,935     $1,879     $ 4,956
Accruing Loans Past Due
  90 Days or More            2,058        382         461
Real Estate Acquired in
  Settlement of Loans          768      2,608       2,859

Total                       $7,761     $4,869     $ 8,276

Non-Performing Assets as a
  Percentage of Net Loans
  and Other Real Estate       1.99%      1.26%      2.28%

Loans accounted for on a non-accrual basis increased $3.1 million since December 31, 2003. Of this increase $.5 million is a commercial real estate loan which has adequate collateral, with no loss of principal anticipated. The remaining $2.4 million is made up of 2 commercial real estate loans which are considered impaired as discussed below. Accruing loans past due 90 days or more increased $1.7 million from December 31, 2003. Two large commercial real estate loans account for this increase. These loans are in the process of collection, and management is confident they will be paid soon with no loss of principal or interest. Real estate acquired in settlement of loans decreased $2.1 million since June 30, 2003, and $1.8 million since December 31, 2003, through sales of foreclosed property.

At June 30, 2004, the recorded investment in loans that were considered impaired was $2,445,914 compared to $1,320,822 at December 31, 2003, all of which were on a non-accrual basis. There was approximately $658,489 and $198,123 at June 30, 2004, and December 31, 2003,
respectively, in the allowance for loan losses specifically allocated to these impaired loans.

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

The Bank is required to maintain certain levels of regulatory capital. At June 30, 2004, and December 31, 2003, United Security and the Bank were in compliance with all regulatory capital requirements.

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


ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that eval-uation, the Chief Executive Officer and the Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

There have been no significant changes in the Company's internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 13, 2004. At the meeting, the shareholders of the Company were asked to vote on the election of 13 directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified and to ratify the adoption of the United Security Bancshares, Inc. Non-Employee Directors' Deferred Compensation Plan. The results of the shareholder voting on both matters are summarized as follows:


Proposal 1:  The Election of Directors

   Director				   For		     Withheld
1.  Dan R. Barlow			4,300,926			92,700
2.  Linda H. Breedlove		4,281,802 		     111,824
3.  Gerald P. Corgill		4,327,316			66,310
4.  Wayne C. Curtis		4,277,721		     115,905
5.  John C. Gordon		4,327,316			66,310
6.  William G. Harrison		4,327,212			66,414
7.  Hardie B. Kimbrough		4,202,890		     190,736
8.  Jack W. Meigs			4,327,316			66,310
9.  R. Terry Phillips		4,318,990			74,636
10. Ray Sheffield			4,290,128		     103,498
11. James C. Stanley     	4,327,316			66,310
12. Howard M. Whitted		4,327,316			66,310
13. Bruce N. Wilson		4,148,088		     245,538


Proposal 2: The Ratification of the Adoption of the United Security Bancshares, Inc. Non-Employee Directors' Deferred Compensation Plan

		   For		Against		Abstain
		4,176,801		163,492		53,333

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 31.1:  Certification of the Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:  Certification of the Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32: Certification of the Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

(b)	Reports on Form 8-K.

A report on Form 8-K was filed on April 27, 2004, relating to the press release dated April 26, 2004, announcing financial results for the quarter ended March 31, 2004.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.


DATE:  August 5, 2004

BY:  /s/ROBERT STEEN
     ROBERT STEEN
     Its Assistant Vice President, Assistant Treasurer &
     Principal Financial Officer
     (Duly Authorized Officer and Principal Financial
      Officer)