Form 10-Q
period 2004-09-30
UNITED SECURITY BANCSHARES INC
filed 2004-11-09
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

Commission File Number: 0-14549

United Security Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0843362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

131 West Front Street Post Office Box 249 Thomasville, AL	36784
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 11/08/04
Common Stock, $0.01 par value	6,430,454 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Bancshares’ best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Bancshares’ Securities and Exchange Commission filings and other public announcements, including the factors described in Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth in the economy and the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets. Forward-looking statements speak only as of the date they are made, and Bancshares undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and Due from Banks	$11,922	$12,596
Interest-Bearing Deposits in Banks	136	48
Securities Available for Sale	135,151	139,104
Loans, net of allowance for loan losses of $6,932 and $6,842, respectively	396,002	379,736
Premises and Equipment, net	19,952	11,363
Cash Surrender Value of Bank Owned Life Insurance	8,724	6,840
Accrued Interest Receivable	4,513	4,972
Investment in Limited Partnerships	2,653	2,980
Other Assets	9,463	9,548

Total Assets	$588,516	$567,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$388,219	$387,680
Short-Term Borrowings	9,005	2,587
Long-Term Debt	99,666	95,755
Other Liabilities	11,877	7,836

Total Liabilities	$508,767	$493,858

Shareholders’ Equity:
Minority Interest	165	—
Common stock, par value $0.01 per share; 10,000,000 shares authorized; 7,317,560 issued, respectively	73	73
Surplus	9,233	9,233
Accumulated other comprehensive income	1,224	977
Retained Earnings	79,853	73,794
Less Treasury Stock: 887,106, and 885,286 shares, at cost, respectively	(10,799)	(10,748)

Total Shareholders’ Equity	79,749	73,329

Total Liabilities and Shareholders’ Equity	$588,516	$567,187

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
INTEREST INCOME:

Interest and Fees on Loans	$11,005	$10,239	$32,206	$29,621
Interest on Securities	1,514	1,444	4,530	4,574

Total Interest Income	12,519	11,683	36,736	34,195
INTEREST EXPENSE:
Interest on Deposits	1,586	1,717	4,721	5,541
Interest on Borrowings	990	920	2,847	3,023

Total Interest Expense	2,576	2,637	7,568	8,564

NET INTEREST INCOME	9,943	9,046	29,168	25,631

PROVISION FOR LOAN LOSSES	1,200	665	2,650	2,662

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,743	8,381	26,518	22,969
NONINTEREST INCOME:
Service and Other Charges on Deposit Accounts	849	829	2,510	2,436
Other Income	649	618	1,765	1,634
Securities Gains (Losses), net	0	(20)	(72)	52

Total Noninterest Income	1,498	1,427	4,203	4,122
NONINTEREST EXPENSES:
Salaries and Employee Benefits	3,349	3,222	9,745	9,485
Occupancy Expense	420	366	1,127	1,036
Furniture and Equipment Expense	350	345	1,021	1,010
Other Expenses	1,602	1,648	4,708	4,418

Total Noninterest Expense	5,721	5,581	16,601	15,949

INCOME BEFORE INCOME TAXES	4,520	4,227	14,120	11,142
PROVISION FOR INCOME TAXES	1,559	1,312	4,588	3,377

NET INCOME	$2,961	$2,915	$9,532	$7,765

BASIC NET INCOME PER SHARE	$0.46	$0.45	$1.48	$1.21
DILUTED NET INCOME PER SHARE	$0.46	$0.45	$1.48	$1.21
DIVIDENDS PER SHARE	$0.18	$0.17	$0.54	$0.47

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	September 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$9,532	$7,765
Adjustments:
Depreciation	670	706
Amortization of Premiums and Discounts, net	374	776
Provision for Losses on Loans	2,650	2,662
Loss (Gain) on Sale of Securities, net	72	(52)
(Gain) on Sale of Fixed Assets, net	112	0
Changes in Assets and Liabilities:
Decrease (Increase) in Other Assets	614	(2,201)
Increase in Other Liabilities	1,071	1,643

Total Adjustments	5,563	3,534

Net Cash Provided by Operating Activities	15,095	11,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Call and Paydowns Of Securities Available for Sale	24,616	60,155
Proceeds from Sales of Securities	9,558	24,424
Purchase of Bank-Owned Life Insurance	(1,500)	(168)
Purchase of Property and Equipment, Net	(588)	(1,356)
Purchase of Securities Available for Sale	(30,618)	(97,149)
Redemption of Federal Funds Sold	0	829
Net Cash Acquired in Consolidation of Limited Partnership	260	0
Net Decrease in Loans	(24,760)	(18,682)

Net Cash Used in Investing Activities	(23,032)	(31,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Customer Deposits, Net	545	24,149
Exercise of Stock Options	0	111
Dividends Paid	(3,473)	(3,216)
Purchase of Treasury Stock	(50)	0
Increase (Decrease) in Borrowings, net	10,329	(4,292)

Net Cash Provided by Financing Activities	7,351	16,752

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(586)	(3,896)
CASH AND CASH EQUIVALENTS, beginning of period	12,644	16,742

CASH AND CASH EQUIVALENTS, end of period	$12,058	$12,846

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements as of September 30, 2004, and 2003, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the “Company”). All significant inter-company transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2004. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2003, of United Security Bancshares, Inc. and Subsidiaries. The accounting policies followed by United Security Bancshares, Inc. (“USB”) are set forth in the summary of significant accounting policies in USB’s December 31, 2003, consolidated financial statements.

2. NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine-month periods ended September 30, 2004, and 2003. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and nine-month periods ended September 30, 2004, and 2003, was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company’s Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three and nine-month periods ended September 30, 2004, and 2003:

For the Three Months Ended	Net Income	Shares	Net Income Per Share
September 30, 2004 (dollars in thousands):

Net Income	$2,961
Basic Net Income Per Share	2,961	6,430,454	$0.46
Dilutive Securities	0	0
Dilutive Earnings Per Share	$2,961	6,430,454	$0.46

September 30, 2003:

Net Income	$2,915
Basic Net Income Per Share	2,915	6,432,274	$0.45
Dilutive Securities	0	0
Dilutive Earnings Per Share	$2,915	6,432,274	$0.45

For the Nine Months Ended	Net Income	Shares	Net Income Per Share
September 30, 2004 (dollars in thousands):

Net Income	$9,532	6,430,872
Basic Net Income Per Share	9,532	6,430,872	$1.48
Dilutive Securities	0	0
Dilutive Earnings Per Share	$9,532	6,430,872	$1.48

September 30, 2003:

Net Income	$7,765
Basic Net Income Per Share	7,765	6,431,508	$1.21
Dilutive Securities	0	0
Dilutive Earnings Per Share	$7,765	6,431,508	$1.21

3. COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders’ equity, net of income tax effect. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income and its changes for the three and nine-month periods ended September 30, 2004, and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income	$2,961	$2,915	$9,532	$7,765
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gain (Loss) on Derivative Instruments (Net of Tax of $92, $0, $127, and $53, respectively)	(153)	0	216	(99)
Change in Unrealized Gain on Securities Available For Sale (Net of Tax of $712, $426, $18, and $606, respectively).	1,187	(792)	31	(1,184)

Comprehensive Income	$3,995	$2,123	$9,779	$6,482

4. RECENT ACCOUNTING PRONOUNCEMENTS

The financial accounting standards board issued a revised version of Interpretation No. 46 “Consolidation of Variable Interest Entities” (Interpretation 46), in December of 2003. This revised Interpretation 46 is effective no later than the end of the first interim or annual period ending after December 15, 2003, for entities created after January 31, 2003, and for entities created before February 1, 2003, no later than the end of the first interim or annual period ending after March 15, 2004. As required, the Bank adopted the guidance of Interpretation 46 for all entities.

The Bank has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Bank has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Bank has determined that these structures meet the definition of a variable interest entity. The Bank has determined that it needs to consolidate one of the funds in which it is the sole limited partner. The Bank has also determined that this fund is required to consolidate one of the affordable housing projects the fund invests in. The resulting financial impact to the consolidation of the Bank is a net increase to total assets of approximately $3.2 million. This includes $8.8 million in premises and equipment less a loan totaling $5.8 million. This loan payable by the partnership, payable to the Bank, was eliminated as a result of this consolidation. Unconsolidated investments in these limited partnerships are accounted for under the equity method of accounting. The Bank’s maximum exposure to future loss related to these limited partnerships is limited to the $2.7 million recorded investment.

In March, 2004, the SEC issued Staff Accounting Bulletin 105 “Application of Accounting Principles to Loan Commitments,” (SAB 105) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Bank carries all loan commitments at fair value, and does not include the value of its servicing or any of internally developed intangible asset in the valuation of its commitments. Thus, the adoption of SAB 105 did not have an impact on the Bank’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1) for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115 and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: 1) Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. 2) Evaluate whether the impairment is other-than-temporary. 3) If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. On September 30, 2004, the FASB issued FASB Staff Position EITF 03-01-1, “Effective Date of Paragraph 10-20 of EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which delays the effective date of paragraphs 10-20 of Issue 03-1 pertaining to measurement and recognition of other-than temporary impairment. The delay of the effective date will be superseded and concurrent with the final issuance of FASB Staff Position EITF Issue 03-1-a which is expected to contain implementation guidance. The impact of adoption of paragraphs 10-20 of Issue 03-1 will not be known until the final guidance is issued.

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

	FUSB	ALC	All Other	Eliminations	Consolidated
For the three months ended September 30, 2004:

Net Interest Income	$6,219	$3,754	$(31)	$0	$9,942
Provision for Loan Losses	450	750	0	0	1,200
Total Noninterest Income	1,137	127	3,424	(3,190)	1,498
Total Noninterest Expense	3,639	1,817	380	(115)	5,721

Income (Loss) Before Income Taxes	3,267	1,314	3,013	(3,075)	4,519
Provision (Benefit) for Income Taxes	988	566	4	0	1,558

Net Income (Loss)	$2,279	$748	$3,009	$(3,075)	$2,961

For the nine months ended September 30, 2004:
Net Interest Income	$18,341	$10,828	$(1)	$0	$29,168
Provision for Loan Losses	712	1,938	0	0	2,650
Total Noninterest Income	3,322	381	10,592	(10,092)	4,203
Total Noninterest Expense	10,755	5,280	886	(320)	16,601

Income (Loss) Before Income Taxes	10,196	3,991	9,705	(9,772)	14,120
Provision (Benefit) for Income Taxes	3,063	1,516	9	0	4,588

Net Income (Loss)	$7,133	$2,475	$9,696	$(9,772)	$9,532

Other Significant Items:
Total Assets	$580,927	$119,287	$92,377	$(204,075)	$588,516
Total Investment Securities	134,316	0	835	0	135,151
Total Loans	398,219	115,827	0	(118,043)	396,003
Investment in Subsidiaries	5,401	87	77,114	(82,500)	102
Total Interest Income from External Customers	20,152	16,589	64	(69)	36,736
Total Interest Income from Affiliates	$5,761	$0	$0	$(5,761)	$0

	FUSB	ALC	All Other	Eliminations	Consolidated
For the Three Months Ended September 30, 2003:

Net Interest Income	$5,794	$3,226	$26	$0	$9,046
Provision for Loan Losses	150	515	0	0	665
Total Noninterest Income	1,189	124	3,255	(3,141)	1,427
Total Noninterest Expense	3,669	1,720	303	(111)	5,581

Income (Loss) Before Income Taxes	3,164	1,115	2,978	(3,030)	4,227
Provision (Benefit) For Income Taxes	917	391	4	0	1,312

Net Income (Loss)	$2,247	$724	$2,974	$(3,030)	$2,915

For the Nine Months Ended September 30, 2003:
Net Interest Income	$16,586	$8,962	$83	$0	$25,631
Provision for Loan Losses	919	1,743	0	0	2,662
Total Noninterest Income	3,534	342	8,616	(8,370)	4,122
Total Noninterest Expense	10,398	5,075	782	(306)	15,949
Income (loss) Before Income Taxes	8,803	2,486	7,917	(8,064)	11,142

Provision (Benefit) For Income Taxes	2,563	804	10	0	3,377

Net Income (Loss)	$6,240	$1,682	$7,907	$(8,064)	$7,765

Other Significant Items:
Total Assets	$554,757	$103,751	$73,085	$(172,046)	$559,547
Total Investment Securities	142,518	0	1,098	0	143,616
Total Loans	366,160	100,344	0	(99,050)	367,454
Investment in Subsidiaries	2,777	110	67,182	(69,959)	110
Total Interest Income from External Customers	20,385	13,757	53	0	34,195
Total Interest Income from Affiliates	$4,795	$0	$31	$(4,826)	$0

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank’s principal objectives in holding derivative financial instruments is asset/liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank’s interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank’s asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps and caps.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting.

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

	September 30, 2004	December 31, 2003
Standby Letters of Credit	$1,585	$523
Commitments to Extend Credit	$25,897	$25,792

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The potential amount of future payments the Company could be required to make under its standby letter of credit at September 30, 2004, is $1,585,078 and represents the Company’s total credit risk. At September 30, 2004, the Company had $1,575,078 of liabilities and $1,575,078 of receivables associated with standby letter of credit agreements entered into subsequent to December 31, 2002, as a result of the Company’s adoption of Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003, have a carrying value of zero.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. (“United Security”or the “Company”). United Security is the parent holding company of First United Security Bank (the “Bank”). The Bank operates a finance company, Acceptance Loan Company (“ALC”). United Security has no operations of any consequence other than the ownership of its subsidiaries.

The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, are set forth in the summary of significant accounting policies in United Security’s December 31, 2003, consolidated financial statements.

The emphasis of this discussion is a comparison of Assets, Liabilities, and Stockholders’ Equity as of September 30, 2004, to year-end 2003, while comparing income and expense for the three and nine-month periods ended September 30, 2004, and 2003.

All yields and ratios presented and discussed herein are not presented on a tax-equivalent basis.

Interest income increased $836,000, or 7.2%, totaling $12.5 million for the third quarter of 2004 from $11.7 million for the third quarter of 2003. Interest income increased $2,541,000, or 7.4%, to $36.7 million for the first nine months of 2004 compared to $34.2 million for the first nine months of 2003. This increase in interest income was primarily due to an increase in interest earned on loans offset somewhat by a decrease in interest earned on investment securities. This increase in loan income was due to both increases in volume and also increases in yield.

Interest expense decreased $61,000, or 2.3%, to $2,576,000 for the third quarter of 2004 from $2,637,000 for the third quarter of 2003. Interest expense decreased $996,000, or 11.6%, totaling $7.6 million for the first nine months of 2004 compared to $8.6 million for the first nine months of 2003. The decrease in interest expense was due to an overall decrease in the average rate paid for both deposits and borrowings, which offset increases in the volume of both deposits and borrowings during the same period.

Net interest income increased $897,000, or 9.9%, for the third quarter of 2004 and $3.5 million, or 13.8%, for the first nine months of 2004 as a result of an improvement of a 61 basis point net yield on earning assets, resulting from a decrease in the cost of interest-bearing deposits and a decrease in the cost of borrowed funds.

The provision for loan losses was $1.2 million in the third quarter of 2004, compared to $665,000 in the third quarter of 2003. The loan loss provision increased compared to the prior year due to the increased charge-offs at the finance company subsidiary. For the first nine months of 2004, the provision for loan losses was $2,650,000 or 0.91% annualized of average loans, compared to $2,662,000 or 0.98% annualized of average for the first nine months of 2003.

Total non-interest income increased $71,000, or 5.0%, to $1.5 million for the third quarter of 2004 from $1.4 million for the third quarter of 2003. Total non-interest income increased $81,000, or 2.0%, for the first nine months of 2004. This was mainly attributable to an increase in the service charges on deposits and other income.

Total non-interest expense increased $140,000, or 2.5%, for the third quarter of 2004 to $5.7 million from $5.6 million. Total non-interest expense increased $652,000, or 4.1%, for the first nine months of 2004 compared to 2003. The increase is related to an increase in salaries and employee benefits as a result of normal merit increases and higher benefit costs.

Income tax expense increased $247,000, or 18.8%, during the third quarter of 2004 as compared to the same period a year ago. Income tax expense increased $1.2 million, or 35.9%, over the first nine months of 2003. The increase during the first nine months of 2004 compared to 2003 resulted from higher levels of taxable income. United Security’s effective tax rate for the first nine months of 2004 and 2003 was 32.5% and 30.3%, respectively, as the Company continues to realize tax benefits primarily from tax-exempt securities and low income housing tax credits.

For the third quarter, net income increased $46,000, or 1.6%, resulting in an increase of basic net income per share to $0.46. For the first nine months, net income increased $1.8 million, or 22.8%, resulting in an increase of basic net income per share to $1.48. Annualized return on assets was 2.20% compared to 1.90% for the same period during 2003. Average return on stockholders’ equity increased to 16.64% from 15.12%.

COMPARING THE SEPTEMBER 30, 2004, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2003

In comparing financial condition at December 31, 2003, to September 30, 2004, total assets increased $21.3 million to $588.5 million, while liabilities increased $14.9 million to $508.8 million. Shareholders’ equity increased $6.0 million as a result of earnings in excess of dividends during the first nine months of 2004.

Investment securities decreased $4.0 million during the first nine months of 2004. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, increased $16.3 million, or 4.3%, during the first nine months of 2004 as result of continued construction and real estate development in the trade areas served by United Security. Deposits increased $0.5 million, or 1.4%, during the first nine months of 2004 as result of an increase in both interest and non-interest bearing products.

CREDIT QUALITY

At September 30, 2004, the allowance for loan losses was $6.9 million, or 1.72% of loans net of unearned income, compared to $6.6 million, or 1.77% of loans net of unearned income at September 30, 2003 and $6.8 million, or 1.77% of loans net of unearned income at December 31, 2003. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 90.4% at September 30, 2004, compared to 140.5% at December 31, 2003, primarily as a result of an increase in non-accrual loans and accruing loans past due 90 days or more, offset somewhat by a decrease in real estate acquired in settlement of loans.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	Nine Months Ended September 30,
	2004	2003
Balance at Beginning of Period	$6,842	$6,623

Charge-Offs	3,174	3,328
Recoveries	(614)	(672)

Net Loans Charged-Off	2,560	2,656

Additions Charged to Operations	2,650	2,662

Balance at End of Period	$6,932	$6,629

Net charge-offs for the nine months ended September 30, 2004, were $2.6 million or 0.88% of average loans, on an annualized basis, a decrease of $96,000 from the $2.7 million or 0.98% annualized of average loans reported a year earlier. The provision for loan losses for the first nine months of both periods was $2.7 million.

United Security maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (a) management’s estimate of future economic conditions, (b) management’s estimate of the financial condition and liquidity of certain loan customers, and (c) management’s estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At September 30, 2004, it is management’s opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Non-performing assets were as follows (amounts in thousands):

	Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Loans Accounted for on a Non-Accrual Basis	$3,387	$1,879	$4,060
Accruing Loans Past Due 90 Days or More	3,624	382	930
Real Estate Acquired in Settlement of Loans	659	2,608	2,820

Total	$7,670	$4,869	$7,810

Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	1.90%	1.26%	2.07%

Loans accounted for on a non-accrual basis increased $1.5 million since December 31, 2003. This increase is made up of one commercial real estate loan which is considered impaired as discussed below.

Accruing loans past due 90 days or more increased $3.2 million from December 31, 2003, and increased $2.7 million from a year ago. Two large commercial real estate loans and one commercial loan made up this increase. These loans are in the process of collection at quarter-end and one loan in the amount of $1.3 million was paid in full prior to this filing. Management has evaluated the remaining loans for collateral protection and collectability and determined that adequate reserves are maintained at quarter-end. Real estate acquired in settlement of loans decreased $2.2 million since September 30, 2004, and $1.9 million since December 31, 2003, through sales of foreclosed property.

At September 30, 2004, the recorded investment in loans that were considered impaired was $1,469,875 compared to $1,320,822 at December 31, 2003, all of which were on a non-accrual basis. There was approximately $220,481 and $198,123 at September 30, 2004, and December 31, 2003, respectively, in the allowance for loan losses specifically allocated to these impaired loans.

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

The Bank currently has up to $131.7 million in borrowing capacity from the Federal Home Loan Bank and $40 million in established Federal Funds Lines.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2004, and December 31, 2003, United Security and the Bank were in compliance with all regulatory capital requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Interest Rate Sensitivity Management” included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have been no significant changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in certain claims and legal actions arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6. EXHIBITS

Exhibit 3.1: Certificate of Incorporation of Bancshares incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

Exhibit 3.2: Bylaws of Bancshares incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

Exhibit 31.1: Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2: Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32: Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbances-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: 11/09/2004

BY:	/s/ ROBERT STEEN
ROBERT STEEN
Its Assistant Vice President, Assistant Treasurer, and Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)