Form 10-K
period 2004-12-31
UNITED SECURITY BANCSHARES INC
filed 2005-03-16
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-14549

UNITED SECURITY BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0843362
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 West Front Street Post Office Box 249 Thomasville, Alabama	36784
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (334) 636-5424

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2004 was $115,332,392.

The number of shares of common stock outstanding as of March 8, 2005 was 6,430,454 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2005 annual meeting of its shareholders are incorporated by reference into Part III.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2004

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, other periodic reports filed by United Security Bancshares, Inc. and its subsidiaries (“Bancshares”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Bancshares may include “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect Bancshares’ current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

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

3. The effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, other potential regulatory changes, and attendant changes in patterns and effects of competition in the financial services industry; and

4. The ability of Bancshares to achieve its expected operating results including (i) the continued growth of the markets in which Bancshares operates consistent with recent historical experience and (ii) Bancshares’ ability to expand into new markets and to maintain profit margins.

The words, “believe,” “expect,” “anticipate,” “project,” and similar expressions, signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of Bancshares. Any such statements speak only as of the date such statements were made, and Bancshares undertakes no obligation to update or revise any forward-looking statements.

PART I

Item 1. Business.

General

United Security Bancshares, Inc. (“Bancshares”) is a Delaware corporation organized in 1999, as a successor by merger with United Security Bancshares, Inc., an Alabama corporation. Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and it operates one banking subsidiary, First United Security Bank (the “Bank”). The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. Bancshares owns all the stock of First Security Courier Corporation (“First Security”), an Alabama corporation organized for the purpose of providing certain bank courier services. The Bank’s wholly-owned Arizona subsidiary, FUSB Reinsurance, Inc. (“FUSB Reinsurance”), reinsures or “underwrites” credit life and credit accident and health insurance policies sold to the Bank’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and a primary third-party insurer retains the remaining risk. The third-party insurer and/or a third-party administrator is responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

The Bank has eighteen banking offices, which are located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa, and Woodstock, Alabama, and its market area includes portions of Bibb, Chilton, Clarke, Choctaw, Hale, Jefferson, Marengo, Monroe, Perry, Shelby, Sumter, Tuscaloosa, Washington and Wilcox Counties in Alabama, as well as Clarke, Lauderdale and Wayne Counties in Mississippi.

The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings and time deposits, personal and commercial loans, credit card and safe deposit box services and the purchase and sale of government securities.

As of December 31, 2004, the Bank had 188 full-time equivalent employees, ALC had 97 full-time equivalent employees and Bancshares had no employees, other than the executive officers of Bancshares who are referenced in Part III, Item 10 of this report.

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

The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds among parties.

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

As a bank holding company, Bancshares is subject to regulation under the Bank Holding Company Act of 1956, as amended (“the Act”) and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to supervision, examination and regulation by applicable state and federal banking agencies, including the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also is subject to various requirements and restrictions under federal and state law, including requirements to maintain allowances against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits adequately capitalized and adequately managed bank holding companies, as determined by the Federal Reserve, to acquire banks in any state subject to concentration limits and other conditions. The IBBEA also generally authorizes the interstate merger of banks. Under the IBBEA, banks are permitted to establish new branches on an interstate basis, provided that the law of the host state specifically authorizes such action.

The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends, and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.

In addition to the limitations placed on the payment of dividends at the holding company level, there are various legal and regulatory limits on the extent to which the Bank may pay dividends or otherwise supply funds to Bancshares. Under Alabama law, a bank may not pay a dividend in excess of 90 percent of its net earnings until the bank’s surplus is equal to at least 20 percent of capital. Also, under Alabama law, a bank is required to obtain approval of the Superintendent of Banking prior to the payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (a) the bank’s net earnings (as defined by statute) for the year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from a bank’s surplus without the prior written approval of the Superintendent of Banking.

In addition, federal and state regulatory agencies have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The inability of the Bank to pay dividends may have an adverse effect on Bancshares.

Bancshares and the Bank also are subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

The Gramm-Leach-Bliley Act of 2000 (the “GLB Act”) permits bank holding companies that meet certain management, capital and community reinvestment standards to engage in a substantially broader range of non-banking activities that were previously permitted, including insurance underwriting and merchant banking activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Department of the Treasury, determines by regulation or order is: (i) financial in nature; (ii) incidental to such financial activity; (iii) complementary to such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Bancshares has elected to become a financial holding company.

The GLB Act preserves the role of the Federal Reserve as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to take advantage of the strengths of the various federal and state regulators. In particular, the GLB Act replaces the broad exemption from Securities and Exchange Commission regulation that banks previously enjoyed with more limited exemptions, and it reaffirms that states are the regulators for the insurance activities of all persons, including federally-chartered banks.

The GLB Act and the applicable regulations issued by the various federal regulatory agencies require financial institutions (including banks, insurance agencies and broker/dealers) to implement policies and procedures regarding the disclosure of nonpublic personal information about their customers with non-affiliated third parties. In general, financial institutions are required to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the Information Security Guidelines established by the GLB Act require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

The Bank is subject to extensive supervision and regulation by the Alabama State Banking Department and the FDIC. Among other things, these agencies have the authority to prohibit the Bank from engaging in any activity (such as paying dividends) that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Bank also is subject to various requirements and restrictions under federal and state law. Areas subject to regulation include dividend payments, reserves, investments, loans (including loans to insiders and significant shareholders), mergers, issuance of securities, establishment of branches and other aspects of operation, including compliance with truth-in-lending laws, usury laws and other consumer protection laws. The GLB Act establishes minimum federal standards of financial privacy pursuant to which financial institutions will be required to institute written privacy policies that must be disclosed to customers at certain required intervals. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Although the FDIC’s claim is junior to the claims of non-affiliated depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders. The Bank is a FDIC insured depository institution. Any capital loans by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,”

“significantly undercapitalized” or “critically undercapitalized” as such terms are defined under regulations issued by each of the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Bancshares and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, a total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and a Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a “well capitalized” institution, the Tier 1 capital ratio, the total capital ratio and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

The Community Reinvestment Act (the “CRA”) requires that, in connection with examinations of a financial institution such as the Bank, the Federal Reserve or the FDIC must evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a satisfactory rating in its most recent evaluation.

The Bank Secrecy Act is the centerpiece of the federal government’s efforts to prevent banks and other financial institutions from being used to facilitate the transfer or deposit of money derived from criminal activity. Under the Bank Secrecy Act, financial institutions are obligated to file Suspicious Activity Reports, or SARs, on suspicious activities involving the institution, including certain attempted or actual violations of law as well as certain transactions that do not appear to have a lawful purpose or are not the sort of transaction in which the particular customer would normally be expected to engage.

The Bank Secrecy Act was amended by the USA Patriot Act of 2001 (the “USA Patriot Act”) expanding the important role the government expects banks to play in detecting and reporting suspicious activity. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations.

Failure of a financial institution to comply with the Bank Secrecy Act, as amended by the USA Patriot Act, could have serious legal and reputational consequences for the institution. Bancshares has adopted policies, procedures and controls to address compliance with these regulations, and Bancshares will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and applicable implementing regulations.

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

Supervision, regulation and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than for banks’ shareholders.

Available Information

The Bank’s website address is http://www.firstusbank.com (Bancshares does not maintain a website). Bancshares’ annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (“Exchange Act”) are not currently available on the Bank’s website; however, Bancshares is assessing the expense associated with implementing this feature on the Bank’s website. These reports are available on the Securities and Exchange Commission’s website, http://www.sec.gov, and Bancshares will provide paper copies of these reports free of charge upon written request.

Item 2. Properties.

Bancshares owns no property and does not expect to own any property. The business of Bancshares is conducted from the eighteen offices of the Bank. The Bank owns all of its offices in fee simple without encumbrances. ALC leases office space throughout Alabama and Southeast Mississippi but owns no property. During 2004, the aggregate annual rental payments for office space for ALC totaled approximately $347,776.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancshares’ common stock trades under the symbol “USBI” on The Nasdaq SmallCap Market. The sales price range for Bancshares’ common stock during each calendar quarter of 2003 and 2004 are shown below. The market prices represent sales prices as reported in the Nasdaq Historical Quotes, as adjusted for the two-for-one stock split that was payable July 22, 2003. Additionally, Bancshares has declared dividends on its common stock on a quarterly basis in the past two years, as adjusted for the two-for-one stock split, as shown below.

	High	Low	Dividends Declared
2003
First Quarter	$27.15	$14.68	$0.17
Second Quarter	26.72	22.25	0.17
Third Quarter	33.45	22.25	0.17
Fourth Quarter	33.64	25.93	0.17

2004
First Quarter	$30.86	$22.31	$0.18
Second Quarter	27.99	18.38	0.18
Third Quarter	28.14	19.67	0.18
Fourth Quarter	33.41	27.01	0.18

The last reported sales price of Bancshares’ Common Stock as reported in the Nasdaq Historical Quotes on March 8, 2005, was $29.57.

As a holding company, Bancshares, except under extraordinary circumstances, will not generate earnings of its own, but will rely solely on dividends paid to it by the Bank as the source of income to meet its expenses and pay dividends. Under normal circumstances, Bancshares’ ability to pay dividends will depend entirely on the ability of the Bank to pay dividends to Bancshares. The Alabama Banking Code imposes certain restrictions on the Bank regarding the payment of dividends. Under Alabama law, the Bank may not pay a dividend in excess of 90 percent of its net earnings until the Bank’s surplus is equal to at least 20 percent of capital. The Bank is required to obtain approval of the Superintendent of Banking (the “Superintendent”) prior to the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (a) the Bank’s net earnings (as defined by statute) for that year plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from the Bank’s surplus without the prior written approval of the Superintendent.

Bancshares’ management currently expects that comparable cash dividends will be paid in the future.

Bancshares has one class of common stock. As of March 8, 2005, there were approximately 953 shareholders of Bancshares.

Repurchases of Equity Securities

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of common stock.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs
October 1 – October 31	0		$0.00		0	671,918
November 1 – November 30	0		$0.00		0	671,918
December 1 – December 31	0		$0.00		0	671,918
Total	1,820	(1)	$27.64	(1)	0	671,918	(2)

(1)	The shares were purchased in open-market transactions by a trust established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan. The plan was ratified by shareholders at the annual meeting held on May 11, 2004. In March 2004, 1,700 shares were purchased at an average price per share of $28.10, and in June 2004, 120 shares were purchased at an average price per share of $21.17.
(2)	Under a share repurchase program publicly announced on May 21, 2001, Bancshares was authorized to repurchase up to 1,429,204 shares of common stock, as adjusted for the two-for-one stock split that was effective June 30, 2003. 757,286 shares have been repurchased to date. The repurchase program expires on June 30, 2006.

Item 6. Selected Financial Data.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In Thousands of Dollars, Except Per Share Amounts)
RESULTS OF OPERATIONS
Interest Income	$49,434	$46,722	$45,752	$47,776	$48,323
Interest Expense	10,209	11,135	14,134	18,419	18,292

Net Interest Income	39,225	35,587	31,618	29,357	30,031
Provision for Loan Losses	3,724	3,505	3,859	5,255	6,837
Non-Interest Income	5,595	5,662	5,069	4,730	4,883
Non-Interest Expense	22,045	21,306	20,032	19,493	19,106

Income Before Income Taxes	19,051	16,438	12,796	9,339	8,971
Income Taxes	5,920	5,023	3,621	2,552	2,193

Net Income Before Cumulative Effect of a Change in Accounting Principle	$13,131	$11,415	$9,175	$6,787	$6,778

Cumulative Effect of a Change in Accounting Principle	$0	$0	$0	$(200)	$0

Net Income After Cumulative Effect of a Change in Accounting Principle	$13,131	$11,415	$9,175	$6,587	$6,778

Net Income Per Share:
Basic	$2.04	$1.77	$1.41	$0.95	$0.95
Diluted	$2.04	$1.77	$1.41	$0.94	$0.95
Average Number of Shares Outstanding*	6,431	6,432	6,506	6,988	7,140

PERIOD END STATEMENT OF CONDITION
Total Assets	$586,153	$567,188	$535,318	$523,112	$509,165
Loans, Net	396,922	379,736	351,434	332,994	296,941
Deposits	400,451	387,680	353,100	354,815	338,156
Long Term Debt	89,637	95,755	105,874	95,992	96,110
Shareholders’ Equity	81,913	73,329	67,032	65,206	67,628

AVERAGE BALANCES
Total Assets	$582,048	$549,705	$532,409	$516,305	$491,580
Earning Assets	533,008	511,220	498,868	486,615	454,055
Loans, Net of Unearned Discount	391,435	365,532	345,374	318,453	295,394
Deposits	391,852	372,142	357,539	345,919	331,877
Long Term Debt	99,028	100,547	99,597	96,045	83,402
Shareholders’ Equity	77,623	69,421	65,309	67,736	63,604

PERFORMANCE RATIOS
Net Income to:
Average Total Assets	2.26%	2.08%	1.72%	1.28%	1.38%
Average Shareholders’ Equity	16.92%	16.44%	14.05%	9.72%	10.66%
Average Shareholders’ Equity to:
Average Total Assets	13.34%	12.63%	12.27%	13.12%	12.94%
Dividend Payout Ratio	35.27%	37.75%	42.35%	53.98%	48.47%

*	A two-for-one stock split was authorized and implemented in 2003. Accordingly all shares outstanding in prior years have been adjusted to reflect the stock split.

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

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC has twenty-six offices located in Central and South Alabama, and Southeast Mississippi. The headquarters of ALC is located in Jackson, Alabama. The Bank represents the funding source for ALC.

The Bank’s sole business is banking; therefore, loans and investments are its principal sources of income. The Bank contributed approximately $9.6 million to consolidated net income in 2004, while ALC contributed approximately $3.4 million. A wide range of commercial banking services are provided to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals.

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

At December 31, 2004, United Security had consolidated assets of $586.2 million, deposits of $400.5 million, and shareholders’ equity of $81.9 million. Total assets increased by $19.0 million, or 3.3%, in 2004. This increase is primarily attributed to loan growth.

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

Delivery of the best possible services to customers remains an overall operational focus of the Bank. We recognize that attention to details and responsiveness to customers’ desires are critical to customer satisfaction. The Bank continues to employ the most current technology, both in its financial services and in the training of its 285 full-time equivalent employees, to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security, and should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of this discussion will be on the years 2004, 2003, and 2002. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see the section titled “FORWARD-LOOKING STATEMENTS” on page 1 of this Form 10-K.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States and general banking practices. These areas include accounting for allowance for loan loss, derivatives and hedging, and income taxes.

The Company maintains the allowance for loan losses at a level deemed adequate by management to absorb probable losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to (a) management’s estimate of future economic conditions, (b) management’s estimate of the financial condition and liquidity of certain loan customers, and (c) management’s estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Both fair-value and cash-flow hedges require assumptions related to the impact of changes in interest rates on the fair value of the derivative and the item being hedged. These assumptions are documented at inception to demonstrate effective hedging of the designated risk. If these assumptions do not accurately reflect future changes in the fair value, the Company may be required to discontinue the use of hedge accounting for that derivative. This change in accounting treatment could affect current period earnings.

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax asset. Management believes that the subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits. As management periodically evaluates the realizability of the deferred tax asset, subjective judgments are made that may impact the resulting provision for income tax.

Supplemental Compensation Benefits Agreements

The Bank has entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of this program could change accordingly.

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

Operating Results

Summary of Operating Results

	Year Ended December 31,
	2004	2003	2002
	(In Thousands of Dollars)
Total Interest Income	$49,434	$46,722	$45,752
Total Interest Expense	10,209	11,135	14,134

Net Interest Income	39,225	35,587	31,618
Provision for Loan Losses	3,724	3,505	3,859

Net Interest Income After Provision for Loan Losses	35,501	32,082	27,759
Non-Interest Income	5,595	5,662	5,069
Non-Interest Expense	22,045	21,306	20,032

Income Before Income Taxes	19,051	16,438	12,796
Applicable Income Taxes	5,920	5,023	3,621

Net Income	$13,131	$11,415	$9,175

Net Interest Income

Net interest income (interest income less interest expense) is an effective measurement of how well management has matched interest-earning assets and interest-bearing liabilities and is the Bank’s principal source of income. Fluctuations in interest rates materially affect net interest income. The accompanying graph analyzes these changes.

Net interest income increased by $3.6 million, or 10.2%, in 2004, compared to an increase of 12.6% and 7.7% in 2003 and 2002, respectively. Volume, rate and yield changes in interest-earning assets and interest-bearing liabilities contributed to the increase in net interest income. Average interest-earning assets increased by $21.8 million, or 4.3%, in 2004, while average interest-bearing liabilities increased $13.0 million. Volume changes of equal amounts in interest-earning assets and interest-bearing liabilities generally increase net interest income because of the spread between the yield on loans and investments and the rates paid on interest-bearing liabilities. In 2004, average interest-earning assets outgained average interest-bearing liabilities by $8.8 million, and the continued average declining interest rates and volume changes had a positive effect on increasing interest income and lowering interest expense.

The Bank’s ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percent of average earning assets. The interest margin was 7.4% in 2004 compared to 7.0% in 2003 and 6.3% in 2002.

Interest margins are affected by several factors, one of which is the relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities. This factor determines the effect that fluctuating interest rates will have on net interest income. Rate-sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a relatively short time. The Bank’s objective in managing interest rate sensitivity is to achieve reasonable stability in the interest margin throughout interest rate cycles by maintaining the proper balance of rate sensitive assets and liabilities. For further analysis and discussion of interest rate sensitivity, refer to the section entitled “Liquidity and Interest Rate Sensitivity Management.”

Another factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement gives a more accurate representation of the effect market interest rate movements have on interest rate-sensitive assets and liabilities. The average amount of the interest-bearing liabilities as noted in the table, “Yields Earned on Average Interest Earning Assets and Rates Paid on Average Interest Bearing Liabilities,” increased 3.0% in 2004, while the average rate of interest paid decreased from 2.6% in 2003 to 2.3% in 2004. Average interest-earning assets increased 4.3% in 2004, while the average yield on earning assets increased from 9.1% in 2003 to 9.3% in 2004.

The percentage of earning assets funded by interest-bearing liabilities also affects the Bank’s interest margin. The Bank’s earning assets are funded by interest-bearing liabilities, non-interest bearing demand deposits, and shareholders’ equity. The net return on earning assets funded by non-interest bearing demand deposits and shareholders’ equity exceeds the net return on earning assets funded by interest-bearing liabilities. The Bank maintains a relatively consistent percentage of earning assets funded by interest-bearing liabilities. In 2004, 82.9% of the Bank’s average earning assets were funded by interest-bearing liabilities as opposed to 83.9% in 2003 and 83.8% in 2002.

Yields Earned on Average Interest Earning Assets and

Rates Paid on Average Interest Bearing Liabilities

	December 31,
	2004			2003			2002
	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %
	(In Thousands of Dollars, Except Percentages)
ASSETS
Interest Earning Assets:
Loans (Note A)	$391,435	$43,438	11.10%	$365,532	$40,577	11.10%	$345,374	$37,478	10.85%
Taxable Investments (Note B)	121,503	5,066	4.17%	129,061	5,246	4.06%	136,149	7,261	5.33%
Non-Taxable Investments	20,055	930	4.64%	16,627	899	5.41%	17,027	1,007	5.91%
Federal Funds Sold	15	0	0.00%	0	0	0.00%	318	6	1.89%

Total Interest-Earning Assets	533,008	49,434	9.27%	511,220	46,722	9.14%	498,868	45,752	9.17%

Non-Interest Earning Assets:
Other Assets	49,040			38,485			33,541

Total	$582,048			$549,705			$532,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$76,045	$509	0.67%	$73,023	$579	0.79%	$66,969	$700	1.05%
Savings Deposits	52,632	442	0.84%	47,709	469	0.98%	43,665	645	1.48%
Time Deposits	212,407	5,441	2.56%	206,737	6,146	2.97%	205,039	7,936	3.87%
Other Liabilities	100,950	3,817	3.78%	101,571	3,941	3.88%	102,292	4,853	4.74%

Total Interest-Bearing Liabilities	442,034	10,209	2.31%	429,040	11,135	2.60%	417,965	14,134	3.38%

Non-Interest Bearing Liabilities:
Demand Deposits	50,768			44,673			41,866
Other Liabilities	11,623			6,571			7,269
Shareholders’ Equity	77,623			69,421			65,309

Total	$582,048			$549,705			$532,409

Net-Interest Income (Note C)		$39,225			$35,587			$31,618

Net Yield on Interest-Earning Assets			7.36%			6.96%			6.33%

Note A	—	For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans amounted to $1,496,679, $1,897,007 and $6,228,740 for 2004, 2003 and 2002, respectively.
Note B	—	Taxable investments include all held-to-maturity, available-for-sale, and trading account securities.
Note C	—	Loan fees of $3,270,294, $3,015,525, and $2,821,752 for 2004, 2003, and 2002, respectively, are included in interest income amounts above.

Changes in Interest Earned and Interest Expense Resulting from

Changes in Volume and Changes in Rates

	2004 Compared to 2003 Increase (Decrease) Due to Change In:			2003 Compared to 2002 Increase (Decrease) Due to Change In:			2002 Compared to 2001 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net	Volume	Average Rate	Net
Interest Earned On:
Loans	$2,875	$(14)	$2,861	$2,187	$912	$3,099	$3,026	$(2,778)	$248
Taxable Investments	(307)	127	(180)	(378)	(1,637)	(2,015)	(468)	(1,435)	(1,903)
Non-Taxable Investments	185	(154)	31	(24)	(84)	(108)	(240)	(23)	(263)
Federal Funds	0	0	0	(6)	0	(6)	(71)	(35)	(106)

Total Interest- Earnings Assets	2,753	(41)	2,712	1,779	(809)	970	2,247	(4,271)	(2,024)

Interest Expense On:
Demand Deposits	24	(94)	(70)	63	(184)	(121)	96	(393)	(297)
Savings Deposits	48	(75)	(27)	60	(236)	(176)	70	(419)	(349)
Time Deposits	169	(874)	(705)	66	(1,857)	(1,791)	(61)	(4,376)	(4,437)
Other Liabilities	(24)	(100)	(124)	(34)	(876)	(910)	269	(726)	(457)

Total Interest- Bearing Liabilities	217	(1,143)	(926)	155	(3,153)	(2,998)	374	(5,914)	(5,540)

Increase in Net Interest Income	$2,536	$1,102	$3,638	$1,624	$2,344	$3,968	$1,873	$1,643	$3,516

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual losses experienced during the year and management’s judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $3.5 million during the year, an increase of $218,000 over the prior year, and a provision of $3.7 million was expensed for loan losses in 2004, compared to $3.5 million in 2003, and $3.9 million in 2002. The ratio of the allowance to loans net of unearned income at December 31, 2004 and 2003, was 1.75% and 1.77%, respectively. Net charge-offs have declined significantly over the past five years from a high of $5.9 million in 2000 to a low of $3.3 million in 2003. Likewise, the ratio of net charge-offs to average loans has also declined. Net charge-offs increased $219,000 from 2003 to 2004; however, the ratio of net charge-offs to average loans remained the same at 0.90%.

Non-Interest Income

The following table presents the major components of non-interest income for the years indicated.

	Year Ended December 31,
	2004	2003	2002
	(In Thousands of Dollars)
Service Charges and Other Fees on Deposit Accounts	$3,259	$3,316	$2,966
Credit Insurance Commissions and Fees	937	977	952
Bank-Owned Life Insurance	370	370	94
Investment Security (Losses) Gains, Net	(38)	52	198
Other Income	1,067	947	859

Total Non-Interest Income	$5,595	$5,662	$5,069

Non-interest income consists of revenues generated by a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales and trading activities. In addition, gains and losses from the sale of investment portfolio securities are included in non-interest income.

        Total non-interest income decreased $66,935 or 1.2% in 2004. This compares to an increase of 11.7% in 2003, and an increase of 7.2% in 2002. The 2004 decrease can be attributed in part to the 1.7%, or $57,325, decrease in service and other charges on deposit accounts. This decrease in service charge income is due to a decrease of $53,637 in income generated by overdraft and non-sufficient funds charges.

The Bank’s wholly-owned subsidiary, FUSB Reinsurance, Inc. (“FUSB Reinsurance”), reinsures or “underwrites” credit life and credit accident and health insurance policies sold to the Bank’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on the policies up to a specified maximum amount, and the primary third party insurer retains the remaining risk. As a result, more credit life insurance premiums and commissions are retained by the Bank. These premiums and commissions were $937,425 in 2004, $977,183 in 2003 and $952,031 in 2002.

The Bank entered into supplemental compensation benefit agreements with the directors and certain executive officers in 2002. The Bank purchased Bank-owned life insurance policies to fund those agreements. The income recognized on these Bank-owned policies was $369,590 in 2004, $370,318 in 2003 and $94,107 in 2002.

Non-recurring items of non-interest income include securities gains and losses. Investment securities sold had a net loss of $37,716 in 2004 compared to a $51,680 gain in 2003 and a $198,064 gain in 2002. Income generated in the area of securities gains and losses is dependent on many factors including investment portfolio strategies, interest rate changes, and the short, intermediate, and long-term outlook for the economy.

Other income includes fee income generated from other banking services such as letters of credit, ATM’s, debit and credit cards, check cashing and wire transfers. Other income increased $120,272, or 12.7%, in 2004 compared to a 10.2% increase in 2003 and a 6.8% decrease in 2002.

The Bank continues to search for new sources of non-interest income. These sources will come from innovative ways of performing currently provided banking services as well as providing new services in the future.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years indicated.

	Year Ended December 31,
	2004	2003	2002
	(In Thousands of Dollars)
Compensation and Benefits	$12,964	$12,377	$11,495
Occupancy	1,498	1,408	1,359
Furniture and Equipment	1,371	1,356	1,390
Impairment on Limited Partnerships	345	562	826
Legal, Accounting and Other Professional Fees	1,078	539	405
Stationary and Supplies	506	526	477
Telephone/Communication	435	429	407
Advertising	253	350	215
Collection and Recovery	246	326	357
Other	3,349	3,433	3,101

Total Non-Interest Expense	$22,045	$21,306	$20,032

Efficiency Ratio	49.2%	51.7%	54.6%
Total Non-Interest Expense to Average Assets	3.8%	3.9%	3.8%

Non-interest expense consists primarily of four major categories: salaries and employee benefits, occupancy expense, furniture and equipment expense, and other expense. These expenses were positively impacted by the closing of three ALC offices in 2002. Additionally, the Bank opened one new branch office in each of 2002 and 2003. These events impacted the ratio of non-interest expense to average assets, and the ratio remained stable during the period at 3.8%, 3.9% and 3.8% in 2004, 2003, and 2002, respectively.

The efficiency ratio was computed by dividing total non-interest expense by net interest income and non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio for 2004 was 49.2%, compared to 51.7% in 2003 and 54.6% during 2002.

Total compensation and benefits increased approximately $587,000, or 4.7%, in 2004. This increase is attributable to a combination of normal merit adjustments and a full year staffing of our new Tuscaloosa office that opened in 2003. The increase of 7.7% in 2003 was due to the Calera and Tuscaloosa offices opening. At December 31, 2004, the Bank had 285 full-time equivalent employees compared to 284 in 2003 and 280 in 2002.

United Security sponsors an employee stock ownership plan with 401(k) provisions. The Company made matching contributions totaling $427,926, $402,710 and $365,173 in 2004, 2003, and 2002, respectively.

Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes, and other expenses associated with maintaining eighteen banking offices and twenty-six finance company offices. The Bank owns all of the banking offices, and all ALC offices are leased. Net occupancy expense increased 6.4% in 2004, 3.6% in 2003, and 0.7% in 2002. The increase in 2004 is due to the full year of operations at the new Tuscaloosa office.

Furniture and equipment expense increased 1.1% in 2004, compared to a decrease of 2.5% in 2003 and a decrease of 4.5% in 2002.

The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under the equity method. The investment balances in these partnerships were $2,616,944, $2,979,847 and $3,873,813 at December 31, 2004, 2003, and 2002, respectively. Losses amounted to $345,218, $562,105 and $826,364 for 2004, 2003, and 2002, respectively. Management analyzes these investments annually for potential impairment.

During 2004, legal, accounting and other professional fees increased $539,000, compared to increases of $134,000 for 2003 and $120,000 for 2002. The increase in 2004 was due to significant changes in the accounting requirements for compliance with Section 404 of the Sarbanes-Oxley Act and legal fees related to other regulatory matters.

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

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company with twenty-six offices organized for the purpose of making consumer loans. The Bank is ALC’s only source of funds, and provided approximately $113.8 million in 2004. ALC reported net income of $3.4 million for the year ended December 31, 2004. This is an improvement over the $2.5 million in 2003 and $1.2 million in 2002.

Management believes the most significant factor in producing quality financial results is the Bank’s ability to react properly and in a timely manner to changes in interest rates. Management, therefore, continues to maintain a more balanced position between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

Provision for Income Taxes

United Security’s provision for income taxes increased 17.9% in 2004. This increase was caused, in part, by a 15.9% increase in income before taxes. The Company’s effective income tax rates for 2004 and 2003 were 31% and for 2002 was 28%. Note 11, “Income Taxes,” to the “Notes to Consolidated Financial Statements” provides additional information about the provision for income taxes.

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

Loans and Allowance for Loan Loss

Total loans outstanding increased by $17.4 million in 2004 with $404.0 million outstanding at year-end. Loans represent 75.7% of the Company’s earning assets and provide 87.9% of the Company’s interest income.

Real estate loans make up 68.5% of total gross loans at year-end 2004, down from 68.7% last year. These loans consist of construction loans to both businesses and individuals for residential and commercial development, commercial buildings and apartment complexes, with most of this activity being commercial. Real estate loans also consist of other loans secured by real estate, such as one-to-four family dwellings, including mobile homes, loans on land only, multi-family dwellings, non-farm non-residential real estate and home equity loans. While the ratio of real estate loans to total loans has declined slightly from 2003 to 2004 these loans increased $11.3 million over that time period. Real estate lending remains a primary focus of the Company.

Commercial loans totaled $33.4 million at year-end 2004. These loans declined $1.4 million or 4.1% from year-end 2003 to year-end 2004. The sluggish economy in the timber and timber-related industries is the primary reason for the decline.

Consumer loans are the second largest group of loans which represents 24.9% of the total loans outstanding. They amounted to $100.6 million at year-end 2004, a 7.5% increase from 2003. These loans include loans to individuals for household, family and other personal expenditures, including credit cards and other related credit plans. 61.8% of these loans were originated at ALC. Consumer loans at ALC increased 8.4% from 2003 to 2004, all of which is attributed to normal growth in existing offices. Consumer loans at the Bank grew $2.2 million, or 6.2%, from year-end 2003 to 2004.

The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio and changes in its risk profile, credit concentrations, historical trends, and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors. Though management believes the allowance for loan losses to be adequate, taking into consideration the views of its regulators and the current economic environment, there can be no assurance that the allowance for loan losses is sufficient and ultimately losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during periods they become known.

The Bank’s loan policy requires immediate recognition of a loss if significant doubt exists as to the repayment of the principal balance of a loan. Consumer installment loans at the Bank and ALC are generally recognized as losses if they become 120 days delinquent. The only exception to this policy occurs when the underlying value of the collateral or the customer’s financial position makes a loss unlikely.

A credit review of the Bank’s individual loans is conducted periodically by branch and by loan officer. A risk rating is assigned to each loan and is reviewed at least annually. In assigning risk, management takes into consideration the capacity of the borrower to repay, collateral values, current economic conditions and other factors.

Loan officers and other personnel handling loan transactions undergo frequent training dedicated to improving the credit quality as well as the yield of the loan portfolio. The Bank utilizes a written loan policy, which attempts to guide lending personnel in applying consistent underwriting standards. This policy is intended to aid loan officers and lending personnel in making sound credit decisions and to assure compliance with state and federal regulations.

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

The following table shows the Company’s loan distribution as of December 31, 2004, 2003, 2002, 2001 and 2000.

	December 31,
	2004	2003	2002	2001	2000
	(In Thousands of Dollars)
Commercial, Financial and Agricultural	$33,443	$34,865	$40,145	$45,345	$41,507
Real Estate	276,698	265,443	241,668	216,979	180,627
Installment (Consumer)	100,605	93,560	82,570	83,783	87,713
Less: Unearned Interest, Commissions & Fees	6,763	7,290	6,326	6,523	6,377

Total	$403,983	$386,578	$358,057	$339,584	$303,470

The amounts of total loans (excluding installment loans) outstanding at December 31, 2004, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years, and (3) more than five years, are shown in the following table.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In Thousands of Dollars)
Commercial, Financial, and Agricultural	$22,211	$10,185	$1,047	$33,443
Real Estate—Mortgage	118,279	69,532	88,887	276,698

Total	$140,490	$79,717	$89,934	$310,141

Variable rate loans totaled approximately $71.7 million and are included in the one-year category.

The Bank and ALC ended the year with an allowance for loan losses of $7.1 million, an increase of $218,000 from December 31, 2003. Total loans charged off in 2004 totaled $4.3 million. Recoveries on loans previously charged off totaled $800,000, resulting in net charge-offs of $3.5 million. Net charge-offs for 2003 totaled $3.3 million. Management charged to operations $3.7 million in 2004 as an addition to the allowance for loan losses. This compares to $3.5 million charged to operations for 2003 and $3.9 million for 2002. Of the 2004 net charge-offs of $3.5 million, $2.3 million represents charge-offs from ALC loans and $1.2 million from the Bank. Net loan charge-offs as a percentage of average loans was 0.90%, the same as 2003.

Non-Performing Assets

The following table presents information on non-performing loans and real estate acquired in settlement of loans.

	December 31,
	2004	2003	2002	2001	2000
	(In Thousands of Dollars)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$1,496	$1,879	$6,228	$2,595	$2,104
Accruing Loans Past Due 90 Days or More	619	382	1,433	2,346	2,237
Real Estate Acquired in Settlement of Loans	1,664	2,608	1,296	1,342	860

Total	$3,779	$4,869	$8,957	$6,283	$5,201

Non-Performing Assets as a Percent of Net
Loans and Other Real Estate	0.93%	1.26%	2.50%	1.84%	1.75%

Accruing loans past due 90 days or more at December 31, 2004, totaled $619,000. These loans are secured, and, taking into consideration the collateral value and the financial strength of the borrowers, management believes there will be no loss in these accounts and allowed the loans to continue accruing.

No loans were considered impaired at December 31, 2004. At December 31, 2003, the recorded investment in loans that were considered impaired was $1,320,822 and was on a non-accrual basis. There was approximately $198,123 in the allowance for loan losses specifically allocated to these loans. The average recorded investment in impaired loans was approximately $1,328,514 and $1,740,672 at December 31, 2004 and 2003, respectively.

Non-performing assets as a percentage of net loans and other real estate was 0.93% at December 31, 2004. This decrease from 1.26% at December 31, 2003, was accomplished by the sale of a commercial property amounting to approximately $1.7 million in the second quarter of 2004. Management believes by close monitoring of these loans and through aggressive collection efforts, non-performing assets can be further reduced. Management reviews these loans and reports to the Board of Directors monthly. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when underlying collateral values and management’s belief that the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset value downgraded.

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

	December 31,
	2004	2003	2002
	(In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis	$1,496	$1,879	$6,228
Interest Income that Would Have Been Recorded Under Original Terms	$157	$359	$367
Interest Income Reported and Recorded During the Year	$56	$344	$98

At December 31, 2004, non-accrual loans totaled $1.5 million or 0.4% of loans, compared to $1.9 million or 0.5% of loans at December 31, 2003. This decrease in non-accrual loans at December 31, 2004, represents management’s emphasis on loan quality and underwriting at both ALC and the Bank. The majority of the loans remaining in this category are in the process of liquidation or management has commitments from the principals involved for reduction during the year. Underlying collateral values support those loans which are not already in liquidation. Management continues to emphasize asset quality and believes that at December 31, 2004, it has adequate reserves for losses inherent in this portion of the portfolio although no assurances can be given to this effect because ultimate losses may vary from management’s estimates.

Lending officers and other personnel involved in the lending process receive ongoing training in compliance as well as asset quality. The Bank has no foreign loans. The Bank does not make loans on commercial property outside its market area without prior approval of the Board of Directors or the Directors’ Loan Committee.

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for each of the five years indicated.

	December 31,
	2004		2003		2002		2001		2000
	Allowance Allocation	Percent of Loans in Each Category to Total Loans	Allowance Allocation	Percent of Loans in Each Category to Total Loans	Allowance Allocation	Percent of Loans in Each Category to Total Loans	Allowance Allocation	Percent of Loans in Each Category to Total Loans	Allowance Allocation	Percent of Loans in Each Category to Total Loans
	(In Thousands of Dollars)
Commercial, Financial, and Agricultural	$385	5%	$832	9%	$1,090	11%	$587	13%	$980	14%
Real Estate	3,305	47%	3,083	67%	3,114	66%	973	63%	653	59%
Installment	3,371	48%	2,927	24%	2,419	23%	5,030	24%	4,896	27%

Total	$7,061	100%	$6,842	100%	$6,623	100%	$6,590	100%	$6,529	100%

The allowance for loan losses is established by risk group as follows:

•	Large classified loans, non-accrual loans, and impaired loans are evaluated individually with specific reserves allocated based on management’s review.

•	Smaller non-accrual and adversely classified loans are assigned a portion of the allowance based on loan grading. Smaller past due loans are assigned a portion of the allowance using a formula that is based on the severity of the delinquency.

•	The remainder of the portfolio is also allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan portfolio. Allocation weights are assigned based on the Bank’s historical loan loss experience in each category, although a higher allocation weight may be used if current conditions indicate that the loan losses may exceed historical experience. While the total allowance is described as consisting of the portions described above, all portions are available to support inherent losses in the loan portfolio.

Net charge-offs as shown in the “Summary of Loan Loss Experience” table below indicate the trend for the last five years.

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for each of the five years indicated.

	December 31,
	2004	2003	2002	2001	2000
	(In Thousands of Dollars)
Balance of Allowance for Loan Loss at Beginning of Period	$6,842	$6,623	$6,590	$6,529	$5,579
Charge-Offs:
Commercial, Financial, and Agricultural	(317)	(959)	(826)	(413)	(89)
Real Estate—Mortgage	(690)	(198)	(501)	(303)	(199)
Installment	(3,243)	(2,935)	(3,562)	(5,307)	(6,170)
Credit Cards	(29)	(27)	(22)	(27)	(23)

	(4,279)	(4,119)	(4,911)	(6,050)	(6,481)
Recoveries:
Commercial, Financial, and Agricultural	28	47	111	29	20
Real Estate—Mortgage	59	131	35	21	7
Installment	677	647	924	798	554
Credit Cards	10	8	15	8	13

	774	833	1,085	856	594

Net Charge-Offs (Deduction)	(3,505)	(3,286)	(3,826)	(5,194)	(5,887)
Provision for Loan Losses	3,724	3,505	3,859	5,255	6,837
Allowances Acquired	0	0	0	0	0

Balance of Allowance for Loan Loss at End of Period	$7,061	$6,842	$6,623	$6,590	$6,529

Ratio of Net Charge-Offs During Period to Average Loans Outstanding	0.90%	0.90%	1.11%	1.63%	1.99%

Industry Concentration Factors

The Bank’s trade area includes Clarke, Choctaw, Bibb, Tuscaloosa, and Shelby Counties in Alabama, and parts of Chilton, Hale, Jefferson, Marengo, Monroe, Perry, Washington, Sumter and Wilcox Counties in Alabama as well as parts of Clarke, Lauderdale and Wayne Counties in Mississippi. There are several major paper mills in our trade area including the Alabama River Companies, Boise Cascade, Georgia Pacific and Weyerhauser. In addition, there are several sawmills, lumber companies, and pole and piling producers. The amount of timber-related loans increased from $24.4 million in 2003 to $26.4 million in 2004. The percentage of timber-related loans to gross loans increased from 6.31% in 2003 to 6.53% in 2004.

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

Investments in Limited Partnerships

The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under the equity method. The Bank’s interest in these partnerships was $2.6 million and $3.0 million for 2004 and 2003, respectively. Decreases to earnings associated with the partnerships carried under the equity method amounted to approximately $345,000, $562,000, and $826,000 for 2004, 2003, and 2002, respectively. Management analyzes these investments annually for impairment. The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates its underlying equity in the net assets of the partnerships. The Bank had no remaining cash commitments to these partnerships at December 31, 2004. Although these investments are considered non-earning assets, they do contribute to the bottom line in the form of Federal income tax credits. These credits amounted to approximately $654,000 in 2003 and are estimated to be approximately $583,000 for 2004. Also, operating losses related to these partnerships are available as deductions for taxes on the Bank’s books.

Investment Securities Available-for-Sale and Derivative Instruments

Investment securities available-for-sale included mortgage-backed securities of $100.7 million, state, county and municipal securities of $21.0 million, and other securities of $6.0 million. The securities portfolio is carried at fair market value, and it decreased $11.4 million from December 31, 2003, to December 31, 2004.

At December 31, 2004, approximately $5.8 million in collateralized mortgage obligations (“CMOs”) held by the Bank had floating interest rates, which reprice monthly, and $39.9 million had fixed interest rates.

Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of agency guaranteed mortgage-backed obligations and CMOs. The mortgage-backed obligations in which the Bank invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages (“mortgage-backed securities”). Mortgage-backed securities have yield and maturity characteristics corresponding to the underlying mortgages and are subject to principal prepayment, refinancing, or foreclosure of the underlying mortgages. Although maturities of the underlying mortgage loans may range up to 30 years, scheduled principal and normal prepayments substantially shorten the effective maturities. As of December 31, 2004, the investment portfolio had an estimated average effective maturity of 4.1 years.

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

Fair market values of securities can vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on liquidity or other funding needs. There were net unrealized gains, net of taxes, of $750,000 in the securities portfolio on December 31, 2004, versus net unrealized gains, net of taxes, of $1.14 million one year ago.

The Bank has used certain derivative products for hedging purposes. These include interest rate swaps and caps. The use and detail regarding these products are fully discussed under “Liquidity and Interest Rate Sensitivity Management” and in Note 2, “Summary of Significant Accounting Policies,” in the “Notes to Consolidated Financial Statements.” The Bank adopted the provisions of Statement of Financial Accounting Standards No. 133, as amended (“FASB 133”), effective January 1, 2001, as required by the Financial Accounting Standards Board. On that date, the Bank reassessed and designated derivative instruments used for risk management as fair value hedges, cash flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate. On December 31, 2004, the Bank had interest rate derivatives with a notional value of $35 million, made up of $25 million in cash flow hedges and $10 million in fair value hedges. In conjunction with FASB 133, the Bank recorded a positive $196,031, net of taxes, to Other Comprehensive Income to reflect the fair value of such instruments as of that date.

Investment Securities Available-for-Sale

The following table sets forth the amortized costs of investment securities as well as their fair value and related unrealized gains or losses at the dates indicated.

	December 31,
	2004	2003	2002
	(In Thousands of Dollars)
Investment Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$0	$1,641	$114
Obligations of States, Counties, and Political Subdivisions	20,271	18,235	14,113
Mortgage-Backed Securities	100,351	111,885	110,389
Other Securities	5,898	5,523	6,352

Total Book Value	126,520	137,284	130,968
Net Unrealized Gains/Losses	1,201	1,820	3,562

Total Market Value	$127,721	$139,104	$134,530

Investment Securities Available-for-Sale Maturity Schedule

	Stated Maturity
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands of Dollars, Except Yields)
Investment Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
State, County and Municipal Obligations	100	9.46	837	8.74	11,938	5.77	8,100	7.75
Mortgage-Backed Securities	0	0.00	2,242	3.56	22,740	4.23	75,719	4.50
Preferred Stock	0	0.00	0	0.00	0	0.00	594	5.70

Total	$100	9.46%	$3,079	4.97%	$34,678	4.76%	$84,413	4.82%

Total Securities With Stated Maturity							$122,270	4.81%
Equity Securities							5,451	3.51

TOTAL							$127,721	4.76%

Available-for-Sale Securities are stated at Market Value and Tax Equivalent Market Yields.

The maturities and weighted average yields of the investment securities available-for-sale at the end of 2004 are presented in the preceding table based on stated maturity. While the average stated maturity of the mortgage-backed securities (excluding CMOs) was 17.8 years, the average life expected was 3.8 years. The average stated maturity of the CMO portion of the portfolio was 19.3 years, and the average expected life was 2.2 years. The average expected life of investment securities available-for-sale was 4.1 years with an average tax equivalent yield of 4.76%.

Condensed Portfolio Maturity Schedule

Maturity Summary	Dollar Amount	Portfolio Percentage

	(In Thousands of Dollars)
Maturing in 3 months or less	$100	0.08%
Maturing in 3 months to 1 year	0	0.00
Maturing in 1 to 3 years	1,644	1.34
Maturing in 3 to 5 years	1,433	1.17
Maturing in 5 to 15 years	54,334	44.44
Maturing in over 15 years	64,759	52.97

Total	$122,270	100.00%

The following marketable equity securities have been excluded from the above Maturity Summary due to no stated maturity date.

Federal Home Loan Bank Stock	$5,165,600
Mutual Funds	$10,130
Other Marketable Equity Securities	$274,996

Condensed Portfolio Repricing Schedule

Repricing Summary	Dollar Amount	Portfolio Percentage

	(In Thousands of Dollars)
Repricing in 30 days or less	$6,047	4.95%
Repricing in 31 days to 1 year	18,604	15.22
Repricing in 1 to 3 years	100	0.08
Repricing in 3 to 5 years	846	0.69
Repricing in 5 to 15 years	54,045	44.20
Repricing in over 15 years	42,628	34.86

Total	$122,270	100.00%

Repricing in 30 days or less does not include:
Mutual Funds	$10
Repricing in 31 days to 1 year does not include:
Federal Home Loan Bank Stock	$5,166
Other Marketable Equity Securities	$275

The tables above reflect all securities at market value on December 31, 2004.

Security Gains and Losses

Non-interest income from securities transactions was a loss in 2004, compared to a gain in 2003, as can be seen in the table below. This net loss in 2004 was realized from the sale of investment securities. Transactions in this area occurred in connection with the Bank’s asset and liability management activities and strategies.

The table below shows the associated net gains or (losses) for the periods 2004, 2003, and 2002.

	2004	2003	2002
Investment Securities	$(37,716)	$51,680	$198,064
Trading Account	0	0	0

Total	$(37,716)	$51,680	$198,064

Volume of sales as well as other information on securities is further discussed in Note 3, “Investment Securities,” in the “Notes to Consolidated Financial Statements.”

Deposits

Average total deposits increased 5.3% in 2004 compared to increases of 4.1% and 3.4% in 2003 and 2002, respectively. Management believes this deposit level continues to be affected by the competitive interest rate environment and the availability of other low cost funding sources for the Bank.

Average non-interest bearing demand deposits increased 13.6% in 2004 compared to increases of 6.7% and 7.7% in 2003 and 2002, respectively. This increase is attributed to the improved market penetration of our new offices in Calera and Tuscaloosa. The ratio of average non-interest bearing deposits to average total deposits increased in 2004 to 13.0% from 12.0% in 2003 and 11.7% in 2002.

Average interest-bearing transaction accounts increased $3.0 million or 4.1% during 2004, compared to increases of 10.5% and 9.0% in 2003 and 2002, respectively. Interest-bearing transaction accounts continue to be an important source of funds for the Bank, accounting for 19.4% of average total deposits in 2004.

Average time deposits increased $5.7 million or 2.7% in 2004, compared to an increase of 0.8% in 2003 and a decrease of 0.5% in 2002. Average time deposits represented 54.2% of the total average deposits in 2004, compared to 55.6% in 2003 and 57.3% in 2002.

Average savings deposits have increased 20.5% since 2002. Average savings increased 10.3% in 2004 compared to 9.3% in 2003 and 8.4% in 2002. This increase is attributed to the improved market penetration of our new offices in Calera and Tuscaloosa. The ratio of average savings to average total deposits increased to 13.4% in 2004, compared to 12.8% in 2003 and 12.2% in 2002.

The Bank’s deposit base remains the primary source of funding for the Bank. On average, these deposits represented 73.5% of the average earning assets in 2004 and 72.8% of the average earning assets in 2003. As seen in the table below, overall rates on the deposits decreased to 1.6% in 2004, compared to 1.9% in 2003 and 2.6% in 2002. Emphasis continues to be placed on attracting consumer deposits.

The sensitivity of the Bank’s deposit rates to changes in market interest rates is reflected in its average interest rate paid on interest-bearing deposits. During 2004, market interest rates continued to decline, attributable to the lower interest rates for most of 2004 and to the deposit mix showing an increase in the lower cost transaction and saving accounts and a decrease in time deposit accounts. The Bank’s average interest rate paid on interest-bearing deposits followed this trend.

Management, as part of an overall program to emphasize the growth of transaction accounts, continues to promote “on-line” banking and bill paying program as well as enhancing the telephone banking product through the use of the employee incentive plan. In addition, continued effort is being placed on deposit promotions, direct-mail campaigns and cross-selling efforts.

Other Interest-Bearing Liabilities: Other interest-bearing liabilities include all interest-bearing liabilities except deposits, such as federal funds purchased and Federal Home Loan Bank (“FHLB”) advances. This category continues to be utilized as an alternative source of funds. The average other interest bearing liabilities represent 22.8% of the average total interest bearing liabilities compared to 23.7% in 2003 and 24.5% in 2002. The advances from the FHLB are an alternative to funding sources with similar maturities such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Average federal funds purchased and securities sold under agreements to repurchase increased from $348,000 in 2003 to $1.4 million in 2004. For additional information and discussion of these borrowings, refer to Notes 9 and 10, “Short Term Borrowings” and “Long Term Debt,” respectively, of the “Notes to Consolidated Financial Statements.”

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods in the following table.

	December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands of Dollars, Except Percentages)
Non-Interest Bearing DDA	$50,768		$44,673		$41,866
Interest-Bearing DDA	76,045	0.67%	73,023	0.79%	66,969	1.05%
Savings Deposits	52,632	0.84%	47,709	0.98%	43,665	1.48%
Time Deposits	212,407	2.56%	206,737	2.97%	205,039	3.87%

Total	$391,852	1.63%	$372,142	1.93%	$357,539	2.60%

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2004, are summarized as follows:

Maturities	Time Certificates of Deposit	Other Time Deposits	Total
3 Months or Less	$9,611,202	$6,817,000	$16,428,202
Over 3 Through 6 Months	13,089,527	0	13,089,527
Over 6 Through 12 Months	9,164,316	0	9,164,316
Over 12 Months	35,736,360	0	35,736,360

Total	$67,601,405	$6,817,000	$74,418,405

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

	Short-Term Borrowings Maturity Less Than One Year	Long-Term Borrowings Maturity One Year or Greater
	(In Thousands of Dollars)
Year Ended December 31,:
2004	$ 0	$ 89,637
2003	2,587	95,755
2002	2,391	105,874
Weighted Average Interest Rate at Year-End:
2004	0.00%	3.77%
2003	1.18%	3.74%
2002	0.98%	4.45%
Maximum Amount Outstanding at Any Month’s End:
2004	$ 9,005	$ 99,732
2003	8,251	105,858
2002	11,587	105,910
Average Amount Outstanding During the Year:
2004	$ 1,922	$ 99,028
2003	1,024	100,547
2002	2,695	99,598
Weighted Average Interest Rate During the Year:
2004	1.68%	3.80%
2003	1.08%	3.91%
2002	1.90%	4.82%

Balances in the short-term borrowings fluctuate on a day-to-day basis. Rates on these balances also fluctuate daily, but as reflected in the chart above, they generally depict the current interest rate environment.

Shareholders’ Equity

United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 2004, shareholders’ equity totaled $81.9 million, or 14.0% of total assets, compared to 12.9% and 12.5% for year-end 2003 and 2002, respectively. This level of equity indicates to United Security’s shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

Over the last three years shareholders’ equity grew from $65.2 million at the beginning of 2002 to $81.9 million at the end of 2004. This growth was the result of internally-generated retained earnings, with the exception of approximately $238,697 from stock options being exercised in 2002 and 2003. Shareholders’ equity was also impacted by the net change in unrealized gain (loss) on securities available-for-sale and derivatives, net of tax. This adjustment increased shareholders’ equity by $921,539 in 2002, and decreased shareholders’ equity by $882,785 in 2003 and by $30,607 in 2004. United Security initiated a stock repurchase plan in 2001. There were 161,719 shares repurchased as treasury stock during 2002, reducing shareholders’ equity by $4.5 million. There were no shares repurchased in 2003, but 1,820 shares were purchased in 2004 reducing equity by $50,310.

While the stock repurchase plan reduced total shareholders’ equity in 2002 and slightly in 2004, United Security’s capital base remains a source of strength as noted above. Additionally, the internal capital generation rate (net income less cash dividends as a percentage of average shareholders’ equity) remains favorable at 10.9% in 2004, as compared to 10.2% in 2003 and 8.1% in 2002.

The two-for-one stock split authorized and implemented in 2003 increased common stock to an average of 6.4 million shares outstanding; however, shareholders’ equity was not affected by the split. All shares outstanding and dividend per share numbers recorded in prior years have been adjusted as a result of the stock split.

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

The following chart summarizes the applicable regulatory capital requirements. United Security’s capital ratios at December 31, 2004, substantially exceeded all regulatory requirements.

Risk-Based Capital Requirements

	Minimum Regulatory Requirements	United Security’s Ratio at December 31, 2004
Total Capital to Risk-Adjusted Assets	8.00%	19.17%
Tier I Capital to Risk-Adjusted Assets	4.00%	17.92%
Tier I Leverage Ratio	3.00%	12.87%

Total capital also has an important effect on the amount of FDIC insurance premiums paid. Lower capital ratios can cause the rates paid for FDIC insurance to increase. United Security’s goal is to maintain the capital necessary to keep FDIC insurance rates at a minimum.

United Security attempts to balance the return to shareholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. Total cash dividends declared were $4.6 million or $0.72 per share in 2004, compared to $0.67 per share in 2003 and $0.60 per share in 2002. The total cash dividends represented a payout ratio of 35.3% in 2004, with a payout ratio of 37.8% and 42.4% in 2003 and 2002, respectively. Calendar year 2004 is the sixteenth consecutive year that United Security has increased cash dividends.

Ratio Analysis

The following table presents operating and equity performance ratios for each of the last three years.

	Year Ended December 31,
	2004	2003	2002
Return on Average Assets	2.26%	2.08%	1.72%
Return on Average Equity	16.92%	16.44%	14.05%
Cash Dividend Payout Ratio	35.27%	37.75%	42.35%
Average Equity to Average Assets Ratio	13.34%	12.63%	12.27%

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

The asset portion of the balance sheet provides liquidity primarily from loan principal payments and maturities and through sales, maturities, and principal payments from the investment portfolio. Other short-term investments such as Federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $140.5 million at December 31, 2004.

Investment securities maturing or repricing in the same time frame totaled $24.7 million or 20.2% of the investment portfolio at year-end 2004. In addition, principal payments on mortgage-backed securities and CMOs totaled $26.0 million in 2004.

The liability portion of the balance sheet provides liquidity through interest bearing and non-interest bearing deposit accounts. Federal funds purchased, Federal Home Loan Bank advances, securities sold under agreements to repurchase and short-term and long-term borrowings are additional sources of liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.

Although the majority of the securities portfolio has stated maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of December 31, 2004, the bond portfolio had an expected average maturity of 4.1 years, and approximately 63% of the $128 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

The Bank, at December 31, 2004, had long-term debt and short-term borrowings that, on average, represented 17.3% of total liabilities and equity.

The Bank currently has up to $144.2 million in additional borrowing capacity from the Federal Home Loan Bank and $40 million in established Federal funds lines.

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

The accompanying table shows the Bank’s rate sensitive position at December 31, 2004, as measured by gap analysis. Over the next 12 months approximately $80 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. This analysis indicated that the Bank has a negative gap within the next 12-month range.

Interest Rate Sensitivity Analysis—Income Simulation

	December 31, 2004
	(In Thousands of Dollars)
	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Earning Assets:
Loans (Net of Unearned Income)	$98,113	$56,871	$154,984	$130,929	$118,070	$0	$403,983
Investment Securities	6,057	24,045	30,102	946	96,673	0	127,721
Interest-Bearing Deposits in Other Banks	1,990	0	1,990	0	0	0	1,990

Total Earning Assets	$106,160	$80,916	$187,076	$131,875	$214,743	$0	$533,694
Percent of Total Earning Assets	19.9%	15.2%	35.1%	24.7%	40.2%	0%	100.0%
Interest-Bearing Liabilities:
Interest-Bearing Deposits and Liabilities
Demand Deposits (1)	$15,735	$0	$15,735	$62,941	$0	$0	$78,676
Savings Deposits (1)	10,871	0	10,871	43,485	0	0	54,356
Time Deposits	40,889	81,224	122,113	90,172	0	0	212,285
Other Liabilities	90,463	24	90,487	91	0	0	90,578
Non-Interest-Bearing Liabilities
Demand Deposits	1,378	0	1,378	0	0	53,756	55,134
Equity	0	0	0	0	0	42,665	42,665

Total Funding Sources	$159,336	$81,248	$240,584	$196,689	$0	$96,421	$533,694
Percent of Total Funding Sources	29.9%	15.2%	45.1%	36.8%	0.0%	18.1%	100.0%
Interest Sensitivity Gap (Balance Sheet)	$(53,176)	$(332)	$(53,508)	$(64,814)	$214,743	$(96,421)	$0
Derivative Instruments	$15,000	$0	$15,000	$0	$0	$(15,000)	$0
Interest Sensitive Gap	$(38,176)	$(332)	$(38,508)	$(64,814)	$214,743	$(111,421)	$0
Cumulative Interest-Sensitive Gap	$(38,176)	$(38,508)	$ N/A	$(103,322)	$111,421	$0	$0
	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years		Over 5 Years Non-Rate Sensitive	Total
Ratio of Earning Assets to Funding
Sources and Derivative Instruments	0.74%	1.00%	0.83%	0.67%		1.93%	1.00%
Cumulative Ratio	0.74%	0.83%	N/A	0.76%		1.00%	1.00%

(1)	Management’s adjustments reflect the Bank’s anticipated repricing sensitivity of non-maturity deposit products. Historically, balances on non-maturity deposit accounts have remained relatively stable despite changes in market interest rates. Management has classified certain of these accounts as non-rate sensitive based on management’s historical pricing practices and runoff experience.

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

The following table demonstrates the expected effect a given parallel interest rate shift would have on net interest income over a two-year period.

Change in Interest Rates (in basis points)	$ Change in Net Interest Income	% Change in Net Interest Income
	(in thousands)
+200	$(695)	(1.42)%
+100	(273)	(0.56)%
–100	(229)	(0.47)%
–200	(518)	(1.06)%

Condensed Balance Sheet Duration Analysis – Market Value of Equity

		Estimated Modified Duration
	Book Value	Down 1%	Up 1%
	(in thousands)
ASSETS
Cash and Due From Banks	$11,959	4.63%	4.41%
Interest Bearing Balances in Other Banks	1,990	0.01	0.01
Fed Funds Sold	0	0.01	0.01
Investment Securities Available-for-Sale	127,721	1.49	2.79
Loans, Net	396,922	2.69	2.23
Premises and Equipment	19,770	4.63	4.41
Accrued Interest Receivable	4,649	4.63	4.41
Investment in Limited Partnerships	2,617	4.63	4.41
Other Assets	20,525	4.63	4.41

Total Assets	$586,153	2.62%	2.57%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand, Non-Interest Bearing	$55,134	4.63%	4.41%
Demand, Interest Bearing	78,676	3.47	2.21
Savings	54,356	3.42	2.89
Time Deposits	212,285	1.13	1.11

Total Deposits	$400,451
Other Liabilities	$13,211	4.63%	4.41%
Short-Term Borrowing	941	0.01	0.01
Long-Term Borrowing	89,637	2.41	2.14
Shareholders’ Equity	81,913	4.63	4.41

Total Liabilities and Shareholders’ Equity	$586,153	2.74%	2.42%

Modified Duration Differential		(0.13)	0.14
*Projected Change in Market Value of Equity (Pre-tax) ($000)		$(773)	$(848)

*	The change in the market value of equity approximates the present value of the Bank's future pre-tax earnings exposure to a 1% rise or fall in the interest rates measured over a 5 year time horizon given a 1% increase or decrease in market interest rates.

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

As part of the ongoing monitoring of interest-sensitive assets and liabilities, the Bank enters into various interest rate contracts (“interest rate protection contracts”) to help manage the Bank’s interest sensitivity. These contracts generally have a fixed notional principal amount and include (i) interest rate swaps where the Bank typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, (ii) interest rate caps and floors purchased where the Bank receives interest if the specified index falls below the floor rate or rises above the cap rate. All interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company’s interest risk management program. The income or expense associated with interest rate swaps, caps, and floors classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated market value of interest rate protection contracts are reflected in either the Bank’s income statement or balance sheet. A discussion of interest rate risks, credit risks and concentrations in derivative instruments is included in Note 19, “Derivative Financial Instruments,” of the “Notes to Consolidated Financial Statements.”

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

Collateral obtained upon exercise of the commitment is determined based on management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land, and other items. The Bank normally requires collateral for standby letters of credit. As of December 31, 2004, the Bank had outstanding standby letters of credit and commitments to make loans of $2.0 million and $33.9 million, respectively.

The Bank is prepared to fulfill the above commitments through scheduled maturities of loans and securities along with cash flows from operations, anticipated growth in deposits, and short-term borrowings.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is considered material, other than operating leases, included in Note 17, guarantees, commitments and contingencies, included in Note 18, and derivative financial instruments, included in Note 19 of the “Notes to Consolidated Financial Statements.”

Contractual Obligations

The following summarizes the Company’s contractual obligations as of December 31, 2004.

	Payment Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Time Deposits	$212,285	$122,113	$48,199	$41,376	$597
Long-Term Debt*	89,637	25,014	12,000	39,623	13,000
Commitments to Extend Credit	33,916	29,537	0	0	4,379
Operating Leases	505	225	179	97	4
Standby Letters of Credit	2,011	1,185	826	0	0

Total	$338,354	$178,074	$61,204	$81,096	$17,980

*	Long-Term Debt consists of FHLB advances totaling $89,637,000. $136,697 are fixed rate advances, $39,000,000 are floating rate, and $50,500,000 are convertible. Interest is included and calculated at the current rate for the entire period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is contained in Item 7 herein under the heading, “Liquidity and Interest Rate Sensitivity Management.”

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

United Security Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares, Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Security Bancshares, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

Birmingham, Alabama

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

United Security Bancshares, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that United Security Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Security Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that United Security Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Security Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of United Security Bancshares, Inc. and our report date March 15, 2005 expressed an unqualified opinion thereon.

Birmingham, Alabama

March 15, 2005

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
CASH AND DUE FROM BANKS	$11,958,607	$12,595,962
INTEREST BEARING DEPOSITS IN OTHER BANKS	1,990,110	48,313

Total cash and cash equivalents	13,948,717	12,644,275
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair market value	127,721,251	139,104,173
LOANS, net of allowance for loan losses of $7,060,754 and $6,841,662, respectively	396,922,409	379,736,135
PREMISES AND EQUIPMENT, net of accumulated depreciation of $14,427,787 and $12,437,369, respectively	19,769,643	11,363,089
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	8,804,428	6,840,275
ACCRUED INTEREST RECEIVABLE	4,649,068	4,971,954
INVESTMENT IN LIMITED PARTNERSHIPS	2,616,944	2,979,847
OTHER ASSETS	11,720,544	9,548,163

Total assets	$586,153,004	$567,187,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Demand, non-interest bearing	$55,134,185	$47,012,812
Demand, interest bearing	78,676,312	77,512,847
Savings	54,355,750	49,387,463
Time, $100,000 and over	74,418,405	71,892,728
Other time	137,866,276	141,874,456

Total deposits	400,450,928	387,680,306
OTHER LIABILITIES	13,211,004	7,835,859
SHORT-TERM BORROWINGS	941,498	2,587,423
LONG-TERM DEBT	89,636,697	95,755,118

Total liabilities	504,240,127	493,858,706

SHAREHOLDERS’ EQUITY:
Minority Interest	165,276	0
Common stock, par value $.01 per share; 10,000,000 shares authorized; 7,317,560 and 7,317,560 shares issued, respectively	73,175	73,175
Surplus	9,233,279	9,233,279
Accumulated other comprehensive income, net of tax	946,715	977,322
Retained earnings	82,293,436	73,794,123
Treasury stock, 887,106 and 885,286 shares at cost for 2004 and 2003, respectively	(10,799,004)	(10,748,694)

Total shareholders’ equity	81,912,877	73,329,205

Total liabilities and shareholders’ equity	$586,153,004	$567,187,911

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
INTEREST INCOME:
Interest and fees on loans	$43,437,915	$40,576,884	$37,478,274
Interest on investment securities available for sale:
Taxable	4,771,742	4,921,830	6,862,930
Tax-exempt	930,352	898,500	1,006,530
Other interest and dividends	293,619	324,410	397,911

	5,995,713	6,144,740	8,267,371
Interest on federal funds sold	138	0	6,058

Total interest income	49,433,766	46,721,624	45,751,703
INTEREST EXPENSE:
Interest on deposits	6,391,902	7,193,181	9,281,548
Interest on short-term borrowings	32,259	11,035	51,158
Interest on long-term debt	3,784,829	3,930,525	4,801,204

	10,208,990	11,134,741	14,133,910

NET INTEREST INCOME	39,224,776	35,586,883	31,617,793
PROVISION FOR LOAN LOSSES	3,723,708	3,504,567	3,859,363

Net interest income after provision for loan losses	35,501,068	32,082,316	27,758,430
NONINTEREST INCOME:
Service and other charges on deposit accounts	3,258,596	3,315,921	2,966,294
Credit life insurance income	937,425	977,183	952,031
Investment securities(losses) gains, net	(37,716)	51,680	198,064
Other income	1,436,454	1,316,910	952,376

Total non-interest income	5,594,759	5,661,694	5,068,765
NONINTEREST EXPENSE:
Salaries and employee benefits	12,963,947	12,377,011	11,494,922
Furniture and equipment expense	1,370,627	1,355,534	1,390,301
Occupancy expense	1,498,266	1,408,498	1,359,120
Other expense	6,212,453	6,164,879	5,787,224

Total noninterest expense	22,045,293	21,305,922	20,031,567

INCOME BEFORE INCOME TAXES	19,050,534	16,438,088	12,795,628
PROVISION FOR INCOME TAXES	5,919,984	5,022,682	3,620,574

NET INCOME	$13,130,550	$11,415,406	$9,175,054

AVERAGE NUMBER OF SHARES OUTSTANDING	6,430,767	6,431,701	6,505,534

NET INCOME PER SHARE:
Basic earnings per share	$2.04	$1.77	$1.41

Diluted earnings per share	$2.04	$1.77	$1.41

DIVIDENDS PER SHARE	$.72	$.67	$.60

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	Minority Interest	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Common Stock	Total Shareholders’ Equity
BALANCE, December 31, 2001	$0	$8,994,582	$938,568	$61,435,670	$(6,199,083)	$36,473	$65,206,210

Comprehensive income:
Net income	0	0	0	9,175,054	0	0	9,175,054
Net change in unrealized gain (loss) on securities available for sale and derivatives, net of tax	0	0	921,539	0	0	0	921,539

Comprehensive income							10,096,593
Dividends paid	0	0	0	(3,885,799)	0	0	(3,885,799)
Purchase of treasury stock	0	0	0	0	(4,549,611)	0	(4,549,611)
Exercise of stock options	0	164,406	0	0	0	94	164,500

BALANCE, December 31, 2002	0	9,158,988	1,860,107	66,724,925	(10,748,694)	36,567	67,031,893
Comprehensive income:
Net income	0	0	0	11,415,406	0	0	11,415,406
Net change in unrealized gain (loss) on securities available for sale and derivatives, net of tax	0	0	(882,785)	0	0	0	(882,785)

Comprehensive income							10,532,621
Dividends paid	0	0	0	(4,309,621)	0	0	(4,309,621)
Exercise of stock options	0	74,291	0	0	0	21	74,312
Stock split, two-for-one	0	0	0	(36,587)	0	36,587	0

BALANCE, December 31, 2003	0	9,233,279	977,322	73,794,123	(10,748,694)	73,175	73,329,205
Comprehensive income:
Net income	0	0	0	13,130,550	0	0	13,130,550
Net change in unrealized gain (loss) on securities available for sale and derivatives, net of tax	0	0	(30,607)	0	0	0	(30,607)

Comprehensive income							13,099,943
Dividends paid	0	0	0	(4,631,237)	0	0	(4,631,237)
Purchase of treasury stock	0	0	0	0	(50,310)	0	(50,310)
Minority interest	165,276	0	0	0	0	0	165,276

BALANCE, December 31, 2004	$165,276	$9,233,279	$946,715	$82,293,436	$(10,799,004)	$73,175	$81,912,877

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,130,550	$11,415,406	$9,175,054
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	908,726	906,609	1,046,982
Provision for loan losses	3,723,708	3,504,567	3,859,363
Deferred income tax (benefit) expense	(27,680)	(794,670)	121,631
Amortization of intangibles	0	0	0
Loss (Gain) on sale of securities, net	37,716	(44,030)	(198,064)
Loss (Gain) on sale of fixed assets, net	132,434	14,229	(68,645)
Amortization of premium and discounts, net	450,931	894,023	446,183
Changes in assets and liabilities:
Decrease in accrued interest receivable	285,196	618,888	239,676
(Increase) decrease in other assets	(2,007,191)	(2,477,498)	779,618
Increase (decrease) in interest payable	67,120	(91,622)	(288,306)
Increase (decrease) in other liabilities	2,728,856	2,017,557	(181,970)

Net cash provided by operating activities	19,430,366	15,963,459	14,931,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(34,410,740)	(101,585,461)	(69,732,399)
Proceeds from sales of investment securities available for sale	14,855,241	25,336,661	124,244
Proceeds from maturities and prepayments of investment securities available for sale	29,831,236	69,082,113	75,119,678
Purchase of insurance	(1,500,000)	0	(6,505,505)
Net change in loan portfolio	(26,753,658)	(31,806,303)	(22,299,542)
Net decrease in Federal Funds sold	0	0	1,000,000
Purchase of premises and equipment, net	(663,936)	(1,511,115)	(1,801,083)
Net cash and income acquired in consolidation of Limited Partnerships	184,524	0	0

Net cash used in investing activities	(18,457,333)	(40,484,105)	(24,094,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	12,777,302	34,580,041	(1,714,795)
Net (decrease) increase in short–term borrowings	(1,645,925)	196,258	2,036,556
Proceeds from FHLB advances and other borrowings	25,000,000	25,000,000	20,000,000
Repayment of FHLB advances and other borrowings	(31,118,421)	(35,118,420)	(10,118,421)
Proceeds from issuance of common stock	0	74,312	164,500
Dividends paid	(4,631,237)	(4,309,621)	(3,885,799)
Purchases of treasury stock	(50,310)	0	(4,549,611)

Net cash provided by financing activities	331,409	20,422,570	1,932,430

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,304,442	(4,098,076)	(7,230,655)

CASH AND CASH EQUIVALENTS, beginning of year	12,644,275	16,742,351	23,973,006

CASH AND CASH EQUIVALENTS, end of year	$13,948,717	$12,644,275	$16,742,351

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.	DESCRIPTION OF BUSINESS

United Security Bancshares, Inc. (the “Company” or “USB”) and its subsidiary, First United Security Bank (the “Bank” or “FUSB”), provide commercial banking services to customers located primarily in Clarke, Choctaw, Bibb, Shelby, Tuscaloosa, and surrounding counties in Alabama and Mississippi. The Company also owns all of the stock of First Security Courier Corporation (“FSCC”), an Alabama corporation. FSCC is a courier service organized to transport items for processing to the Federal Reserve for financial institutions located in Southwest Alabama.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, FSCC, the Bank and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company considers a voting entity to be a subsidiary and consolidates if the Company has controlling financial interest in the entity. Variable Interest Entities (VIE’s) are consolidated if the majority of the expected losses or returns would be absorbed by the Company. Unconsolidated investments in VIE’s in which the Company has significant influence over operating and financing decisions are accounted for using the equity method. See “Recent Accounting Pronouncements” below and Note 7 for further discussions of VIE’s.

Use of Estimates

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States (“GAAP”) and with general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ from those estimates.

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

A substantial portion of the Company’s loans is secured by real estate in its primary market area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a portion of the carrying amount of foreclosed real estate are susceptible to changes in economic conditions in the Company’s primary market. The Company also has a significant portion of its loans concentrated in the timber and timber-related industries. Performance of these loans is affected by economic conditions in this industry.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The Company is required to maintain average balances by the Federal Reserve Bank. The average amount of this reserve balance was $25,000 for the years ended December 31, 2004 and 2003.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Supplemental disclosures of cash flow information and noncash transactions related to cash flows for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Cash paid during the period for:
Interest	$10,179,580	$11,226,361	$14,484,719
Income taxes	6,689,191	4,953,500	3,760,000

Revenue Recognition

The main source of revenue for the Company is interest revenue, which is recognized on an accrual basis calculated by non-discretionary formulas based on written contracts, such as loan agreements or securities contracts. Loan origination fees are amortized into interest income over the term of the loan. Other types of non-interest revenue such as service charges on deposits are accrued and recognized into income as services are provided and the amount of fees earned is reasonably determinable.

Securities

Securities may be held in three portfolios: trading account securities, held to maturity securities, and securities available for sale. Trading account securities are carried at market value, with unrealized gains and losses included in earnings. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available for sale are carried at market value, with any unrealized gains or losses excluded from earnings and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income. Investment securities available for sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning, or other valid business purposes. The Company held no securities in its held to maturity portfolio at December 31, 2004 or 2003.

Included in investment securities available for sale is stock in the Federal Home Loan Bank (“FHLB”) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists; therefore, the fair value of such stock is assumed to approximate cost. The investment in the stock is required of every member of the FHLB system.

Interest earned on investment securities held to maturity, investment securities available for sale, and trading account securities are included in interest income. Amortization of premiums and discounts on investment securities is determined by the interest method. Gains and losses on the sale of investment securities held to maturity and investment securities available for sale, computed principally on the specific identification method, are shown separately in non-interest income in the consolidated statements of income, net of related income taxes.

Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company uses derivative instruments, which can include interest rate swaps, caps, and floors. Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended, (Statement 133) requires all derivative instruments to be carried at fair value on the statement of condition. Statement 133 provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under Statement 133.

The Company designates the derivative on the date the derivative contract is entered into as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge) or (2) a hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(“cash-flow” hedge). Changes in the fair value of a derivative that is highly effective as—and that is designated and qualifies as—a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. The effective portion of the changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). The remaining gain or loss on the derivative, if any, in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in earnings.

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

Mortgage Loans Held for Sale

At December 31, 2004 and 2003, mortgage loans held for sale represented residential mortgage loans held for sale. Loans held for sale are carried at the lower of aggregate cost or market value and are included in the loan classification on the balance sheet. These loans amounted to $511,150 and $1,102,475 at December 31, 2004 and 2003, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Allowance for Loan Losses

The allowance for loan losses is determined based on various components in accordance with Statement of Financial Accounting Standards No. 114 Accounting by Creditors for Impairment of a Loan for individually impaired loans and Statement of Financial Accounting Standards No. 5 Accounting for Contingencies for pools of loans. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, and changes in its risk profile, credit concentrations, historical trends, and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during periods they become known.

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

Other Real Estate

Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Other real estate aggregated $1,664,271 and $2,607,726 at December 31, 2004 and 2003, respectively, and is included in other assets. Transfers from loans to other real estate amounted to $1,374,807 in 2004. Transfers from other real estate to loans amounted to $349,726.

Income Taxes

The Company accounts for income taxes on the accrual basis through the use of the liability method. Under the liability method, deferred taxes are recognized for the tax-consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

Treasury Stock

Treasury stock purchases and sales are accounted for using the cost method.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed based upon the weighted average number of shares outstanding during the period, plus the dilutive effect of outstanding stock options.

The following table represents the earnings per share calculations for the years ended December 31, 2004, 2003, and 2002:

For the Years Ended	Net Income	Weighted Average Shares	Earnings Per Share
December 31, 2004:
Net Income	$13,130,550
Basic earnings per share	13,130,550	6,430,789	$2.04
Dilutive securities	0	0

Diluted earnings per share	$13,130,550	6,430,789	$2.04

December 31, 2003:
Net Income
Basic earnings per share	$11,415,406	6,431,701	$1.77
Dilutive securities	0	0

Diluted earnings per share	$11,415,406	6,431,701	$1.77

December 31, 2002:
Net Income
Basic earnings per share	$9,175,054	6,505,534	$1.41
Dilutive securities	0	0

Diluted earnings per share	$9,175,054	6,505,534	$1.41

Recent Accounting Pronouncements

The financial accounting standards board issued a revised version of Interpretation No. 46 Consolidation of Variable Interest Entities (Interpretation 46), in December of 2003. Interpretation 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity. The equity investors lack one or more of the following characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (2) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (3) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. This revised Interpretation 46 is effective no later than the end of the first interim or annual period ending after December 15, 2003, for entities created after January 31, 2003, and for entities created before February 1, 2003, no later than the end of the first interim or annual period ending after March 15, 2004. As required, the Company adopted the guidance of Interpretation 46 for all entities. See Note 7 for additional discussion concerning the Company’s adoption of Interpretation 46.

In March 2004, the SEC issued Staff Accounting Bulletin 105 Application of Accounting Principles to Loan Commitments, (SAB 105) stating the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Company carries all loan commitments at fair value, and does not include the value of its servicing or any of internally developed intangible asset in the valuation of its commitments. Thus, the adoption of SAB 105 did not have an impact on the Company’s financial condition or results of operation.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment, (Issue 03-1) for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115 and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: 1) Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. 2) Evaluate whether the impairment is other-than-temporary. 3) If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. On September 30, 2004, the FASB issued FASB Staff Position EITF 03-01-1, Effective Date of Paragraph 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which delays the effective date of paragraphs 10-20 of Issue 03-1 pertaining to measurement and recognition of other-than-temporary impairment. The delay of the effective date will be superseded and concurrent with the final issuance of FASB Staff Position EITF Issue 03-1-a which is expected to contain implementation guidance. Although the impact of adoption of paragraphs 10-20 of Issue 03-1 will not be known until the final guidance is issued, the Company does not anticipate the adoption of EITF 03-1 to have a material impact on the Company.

3.	INVESTMENT SECURITIES

Details of investment securities available for sale at December 31, 2004 and 2003 are as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties, and political subdivisions	$20,271,318	$712,132	$(8,340)	$20,975,110
U.S. treasury securities and obligations of U.S. government agencies	0	0	0	0
Mortgage-backed securities	100,351,118	873,735	(523,438)	100,701,415
Equity securities	132,120	153,006	0	285,126
Preferred stock	600,000	0	(6,000)	594,000
FHLB stock	5,165,600	0	0	5,165,600

Total	$126,520,156	$1,738,873	$(537,778)	$127,721,251

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties, and political subdivisions	$18,235,209	$743,309	$(37,520)	$18,940,998
U.S. treasury securities and obligations of U.S. government agencies	1,641,267	0	(22,092)	1,619,175
Mortgage-backed securities	111,885,144	1,409,699	(427,573)	112,867,270
Equity securities	132,120	120,810	0	252,930
Preferred stock	600,000	33,000	0	633,000
FHLB stock	4,790,800	0	0	4,790,800

Total	$137,284,540	$2,306,818	$(487,185)	$139,104,173

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The scheduled maturities of investment securities available for sale at December 31, 2004 are presented in the following table:

	Amortized Cost	Estimated Fair Value
Maturing within one year	$99,983	$100,310
Maturing after one but before five years	3,070,270	3,077,616
Maturing after five but before fifteen years	53,461,742	54,333,585
Maturing after fifteen years	64,590,441	64,759,014
Equity securities and FHLB stock	5,297,720	5,450,726

Total	$126,520,156	$127,721,251

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004. The Company does not believe any individual unrealized loss represents an other-than temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature.

	December 31, 2004
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties, and political subdivisions	$934,129	$(5,645)	$122,305	$(2,695)
U.S. treasury securities and obligations of U.S. government agencies	0	0	0	0
Mortgage-backed securities	45,744,127	(422,160)	4,350,498	(101,279)
Equity securities	0	0	0	0
Preferred stock	594,000	(6,000)	0	0
FHLB stock	0	0	0	0

Total	$47,272,256	$(433,805)	$4,472,803	$(103,974)

Investment securities available for sale with a carrying value of $79,369,456 and $99,144,957 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes.

Net losses realized on sales of securities available for sale were $37,716 in 2004. There were net gains of $51,680 in 2003, and $198,064 in 2002. The following chart represents the gross gains and losses for the years 2002 through 2004. There were no gross realized gains or losses on sales of trading account securities for 2004, 2003 and 2002.

	Gross Gains	Gross Losses	Net Gains (Losses)
2004	$81,893	$119,609	$(37,716)
2003	161,568	109,888	51,680
2002	$198,064	$0	$198,064

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

4.	LOANS AND ALLOWANCE FOR LOAN LOSS

At December 31, 2004 and 2003, the composition of the loan portfolio was as follows:

	2004	2003
Commercial, financial, and agricultural	$33,443,089	$34,864,846
Real estate mortgage	276,698,453	265,442,408
Consumer installment	100,605,311	93,560,122
Less:
Unearned interest, commissions, and fees	6,763,690	7,289,579

Total loans net of unearned interest and fees	403,983,163	386,577,797
Allowance for loan losses	7,060,754	6,841,662

Total	$396,922,409	$379,736,135

Included in real estate mortgage loans are mortgage loans held for sale of $511,150 and $1,102,475 at December 31, 2004 and 2003, respectively.

The Company grants commercial, real estate, and installment loans to customers primarily in Clarke, Choctaw, Bibb, Shelby, Tuscaloosa and surrounding counties in Southwest Alabama, and Southeast Mississippi. Although the Company has a diversified loan portfolio, the ability of a substantial number of the Bank’s loan customers to honor their obligations is dependent upon the timber and timber-related industries. At December 31, 2004, approximately $26.4 million of the Company’s loan portfolio consisted of loans to customers in the timber and timber-related industries.

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and the Bank, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 2004 and 2003 were $1,593,129 and $1,455,715, respectively. During the year ended December 31, 2004, new loans to these parties totaled $792,631 and repayments were $655,217.

A summary of the transactions in the allowance for loan losses follows:

	2004	2003	2002
Balance at beginning of year	$6,841,662	$6,623,056	$6,589,829
Provision for loan losses	3,723,708	3,504,567	3,859,363
Loans charged off	(4,279,262)	(4,119,202)	(4,910,640)
Recoveries of loans previously charged off	774,646	833,241	1,084,504

Balance at end of year	$7,060,754	$6,841,662	$6,623,056

No loans were considered to be impaired at December 31, 2004. At December 31, 2003, the recorded investment in loans that were considered to be impaired was $1,320,822 and was on a non-accrual basis. There was approximately $198,123 in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2003. The average recorded investment in impaired loans was approximately $1,328,514 and $1,740,672 at December 31, 2004 and 2003, respectively.

Loans on which the accrual of interest has been discontinued amounted to $1,496,679 and $1,879,007 at December 31, 2004 and 2003, respectively. If interest on those loans had been accrued, such income would have approximated $157,539, $359,361, and $367,215 for 2004, 2003, and 2002, respectively. Interest income actually recorded on those loans amounted to $55,967, $344,052, and $97,681 for 2004, 2003 and 2002, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

5.	PREMISES AND EQUIPMENT

Premises and equipment and their depreciable lives are summarized as follows:

	2004	2003
Land	$2,519,641	$1,928,349
Premises (40 years)	20,959,430	11,503,491
Furniture, fixtures, and equipment (3-7 years)	10,718,359	10,368,618

	34,197,430	23,800,458
Less accumulated depreciation	14,427,787	12,437,369

Total	$19,769,643	$11,363,089

Depreciation expense of $867,703, $906,609 and $1,046,982 was recorded in 2004, 2003, and 2002, respectively, on premises and equipment.

6.	GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill assets of $3,111,488 included in other assets as of December 31, 2004 and 2003.

7.	INVESTMENT IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures meet the definition of a variable interest entity. The Company has determined that it needs to consolidate one of the funds in which it is the sole limited partner. The Company has also determined that this fund is required to consolidate one of the affordable housing projects the fund invests in. The resulting financial impact to the consolidation of the Company is a net increase to total assets of approximately $3.2 million. This includes $8.8 million in premises and equipment less a loan totaling $5.8 million. This loan payable by the partnership, payable to the Company, was eliminated as a result of this consolidation. Unconsolidated investments in these limited partnerships are accounted for under the equity method of accounting. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $2.6 million recorded investment.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships. See Note 2 for additional discussion on the Bank’s investment in limited partnerships, included in “Recent Accounting Pronouncements.”

The Bank had no remaining cash commitments to these partnerships at December 31, 2004.

8.	DEPOSITS

At December 31, 2004, the scheduled maturities of the Bank’s time deposits greater than $100,000 are as follows:

2005	$38,682,045
2006	8,201,847
2007	6,405,971
2008	17,439,604
2009 and thereafter	3,688,938

Total	$74,418,405

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase which generally mature within one to four days from the transaction date, treasury tax and loan deposits which are withdrawable on demand, and FHLB advances with original maturities in less than one year.

Information concerning short-term borrowings is as follows:

	2004
	Federal Funds Purchased	Repurchase Agreements	Treasury Tax and Loan Deposits
Average balance during the year	$1,353,907	$0	$567,941

Average interest rate during the year	1.94%	0%	1.06%

Maximum month-end balance during the year	$8,175,000	$0	$1,219,752

	2003
	Federal Funds Purchased	Repurchase Agreements	Treasury Tax and Loan Deposits
Average balance during the year	$348,110	$0	$675,656

Average interest rate during the year	1.43%	0%	0.90%

Maximum month-end balance during the year	$7,675,000	$0	$2,402,115

At December 31, 2004, the Bank has $40 million in available federal fund lines from correspondent banks.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At December 31, 2004 and 2003, investment securities and one-to-four family mortgage loans amounting to $94,418,480 and $71,208,239, respectively, were pledged to secure these borrowings.

The following summarizes information concerning FHLB advances and other borrowings:

	2004	2003
Balance at year-end	$89,636,697	$95,755,118
Average balance during the year	99,027,736	100,547,192
Maximum month-end balance during the year	99,732,457	105,857,822
Average rate paid during the year	3.80%	4.78%
Weighted average remaining maturity	2.71 years	3.31 years

Interest rates on FHLB advances ranged from 2.33% to 6.50% at December 31, 2004 and 2003, respectively.

Scheduled maturities of FHLB advances during 2005 are approximately $25.0 million. In 2006, there are $7.0 million in scheduled maturities. In 2007, there are $5.0 million in scheduled maturities. In 2008, there are $39.6 million in scheduled maturities. In 2009, there are no scheduled maturities. In 2010, there are $13.0 million in scheduled maturities.

At December 31, 2004, the Bank has $144.2 million in available credit from the Federal Home Loan Bank.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

11.	INCOME TAXES

The consolidated provisions (benefits) for income taxes for the years ended December 31 were as follows:

	2004	2003	2002
Federal
Current	$5,267,586	$5,090,030	$2,954,514
Deferred	(24,515)	(711,022)	116,588

	5,243,071	4,379,008	3,071,102
State
Current	680,078	727,323	544,429
Deferred	(3,165)	(83,649)	5,043

	676,913	643,674	549,472

Total	$5,919,984	$5,022,682	$3,620,574

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 35% to pretax earnings for the following reasons:

	2004	2003	2002
Income tax expense at federal statutory rate	$6,667,355	$5,675,940	$4,285,251
Increase (decrease) resulting from:
Tax-exempt interest	(390,860)	(386,069)	(423,755)
State income tax expense, net of federal income tax benefit	453,636	418,387	361,575
Low income housing tax credits	(583,163)	(654,516)	(700,000)
Other	(226,984)	(31,060)	97,503

Total	$5,919,984	$5,022,682	$3,620,574

Effective tax rate	31%	31%	28%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$2,740,960	$2,425,472
Accrued vacation	22,800	22,800
Deferred compensation	293,203	126,065
Deferred commissions and fees	0	273,821
Gain on sale of investments	264,910	155,074
Limited partnerships	20,837	0
Other	196,097	186,191

Total gross deferred tax assets	3,538,807	3,189,423
Deferred tax liabilities:
Deferred commissions and fees	238,368	0
Premises and equipment	701,014	679,562
Limited partnerships	0	42,665
Unrealized gain on securities available for sale	450,411	586,394
Goodwill amortization	336,425	224,283
Other	240,043	247,637

Total gross deferred tax liabilities	1,966,261	1,780,541

Net deferred tax asset	$1,572,546	$1,408,882

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

12.	EMPLOYEE BENEFIT PLANS

The Company sponsors an employee stock ownership plan, the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions). This plan covers substantially all employees and allows employees to contribute up to 15% of their compensation on a before-tax basis. The Company may make discretionary contributions to match employee contributions dollar for dollar up to 6% of an employee’s compensation. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $427,926 and $402,710 in 2004 and 2003, respectively.

13.	LONG-TERM INCENTIVE COMPENSATION PLAN

The Company’s Long-Term Incentive Compensation Plan (“LTICP”) provides for a number of forms of stock based compensation for key employees of USB and its subsidiaries. Under the plan, eligible employees may be awarded incentive and nonqualified stock options, stock appreciation rights, and restricted stock. The LTICP provides for the issuance of up to 60,000 shares of USB common stock with a par value of $.01 per share. In addition, each option expires no later than five years after the grant date. The exercise price of each option is determined by the compensation committee, but in the case of incentive stock options, the price shall not be less than the fair market value on the grant date.

The Company continues to record compensation cost under APB No. 25. Had compensation cost been determined, consistent with the fair value based method of recording for stock-based compensation allowed for under SFAS No. 123, the Company’s net income would have been decreased to the following pro forma amounts:

	Fiscal Year Ended December 31, 2004	Fiscal Year Ended December 31, 2003	Fiscal Year Ended December 31, 2002
Net income—as reported	$13,130,550	$11,415,406	$9,175,054
Net income—pro forma	13,130,550	11,415,406	9,175,054
Basic net income per share—as reported	2.04	1.77	1.41
Basic net income per share—pro forma	2.04	1.77	1.41
Diluted net income per share—as reported	2.04	1.77	1.41
Diluted net income per share—pro forma	2.04	1.77	1.41

A summary of the status of the Company’s stock option plan at December 31, 2004, 2003, and 2002, and the changes during the year then ended is as follows:

	2004		2003		2002
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	0	$0.00	4,100	$18.13	24,160	$10.87
Granted	0	0.00	0	0.00	0	0.00
Exercised	0	0.00	4,100	18.13	18,800	8.75
Expired	0	0.00	0	0.00	1,260	8.75

Outstanding at end of year	0	$0.00	0	$0.00	4,100	$18.13

Exercisable at end of year	0	$0.00	0	$0.00	4,100	$18.13

Fair value of options granted	N/A		N/A		N/A

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Bank has entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of this program could change accordingly.

14.	SHAREHOLDERS’ EQUITY

Dividends paid by the Company are primarily from dividends received from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. As of December 31, 2004, approximately $18.4 million of the Bank’s retained earnings were available for dividend distribution without prior regulatory approval.

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. The Company’s regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital to average total assets (as defined in the regulations). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2004 and 2003, that the Company meets all capital adequacy requirements imposed by its regulators.

As of December 31, 2004 and 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution’s category.

Actual capital amounts as well as required and well-capitalized total risk-based, Tier I risk based, and Tier I leverage ratios as of December 31 for the Company and the Bank are as follows:

	2004
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$82,075	19.17%	$34,245	8.00%	N/A	N/A
First United Security Bank	80,074	18.71%	34,231	8.00%	$42,789	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	76,703	17.92%	17,123	4.00%	N/A	N/A
First United Security Bank	74,705	17.46%	17,116	4.00%	25,674	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	76,703	12.87%	17,884	3.00%	N/A	N/A
First United Security Bank	74,705	12.54%	17,867	3.00%	29,778	5.00%

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2003
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$73,329	18.44%	$31,779	8.00%	N/A	N/A
First United Security Bank	70,956	17.86%	31,782	8.00%	$39,727	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	68,247	17.18%	15,889	4.00%	N/A	N/A
First United Security Bank	65,967	16.61%	15,891	4.00%	23,836	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	68,247	12.27%	16,681	3.00%	N/A	N/A
First United Security Bank	65,967	11.88%	16,657	3.00%	27,792	5.00%

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

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effects for the three years ended December 31:

	2004
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains arising during the period	$(86,687)	$32,508	$(54,179)
Reclassification adjustments for losses	37,716	(14,144)	23,572

Net change in unrealized gain on securities	$(48,971)	$18,364	$(30,607)

	2003
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains arising during the period	$(1,360,776)	$510,291	$(850,485)
Reclassification adjustments for (gains)	(51,680)	19,380	(32,300)

Net change in unrealized gain on securities	$(1,412,456)	$529,671	$(882,785)

	2002
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains arising during the period	$1,672,526	($627,197)	$1,045,329
Reclassification adjustments for (gains)	(198,064)	74,274	(123,790)

Net change in unrealized gain on securities	$1,474,462	($552,923)	$921,539

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

15.	SEGMENT REPORTING

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

	2004
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In thousands)
Total interest income	$34,859	$22,317	$97	$(7,839)	$49,434
Total interest expense	10,239	7,745	64	(7,839)	10,209

Net interest income	24,620	14,572	33	0	39,225
Provision for loan losses	1,188	2,536	0	0	3,724

Net interest income after provision	23,432	12,036	33	0	35,501
Total non-interest income	4,419	519	14,456	(13,799)	5,595
Total non-interest expense	14,382	7,050	1,120	(507)	22,045

Income (loss) before income taxes and cumulative effect of a change in accounting principle	13,469	5,505	13,369	(13,292)	19,051
Provision for income taxes	3,842	2,061	17	0	5,920

Net income (loss)	$9,627	$3,444	$13,352	$(13,292)	$13,131

Other significant items:
Total assets	$577,170	$121,890	$94,526	$(207,433)	$586,153
Total investment securities	127,018	0	703	0	127,721
Total loans, net	398,337	118,198	0	(119,613)	396,922
Investment in subsidiaries	2,650	63	78,736	(81,371)	78
Total interest income from external customers	27,069	22,317	48	0	49,434
Total interest income from affiliates	7,790	0	49	(7,839)	0

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2003
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In thousands)
Total interest income	$34,157	$19,100	$110	$(6,645)	$46,722
Total interest expense	11,181	6,599	0	(6,645)	11,135

Net interest income	22,976	12,501	110	0	35,587
Provision for loan losses	1,069	2,436	0	0	3,505

Net interest income after provision	21,907	10,065	110	0	32,082
Total non-interest income	4,765	509	12,664	(12,276)	5,662
Total non-interest expense	13,825	6,777	1,119	(415)	21,306

Income (loss) before income taxes and cumulative effect of a change in accounting principle	12,847	3,797	11,655	(11,861)	16,438
Provision for income taxes	3,742	1,263	18	0	5,023

Net income (loss)	$9,105	$2,534	$11,637	$(11,861)	$11,415

Other significant items:
Total assets	$562,814	$110,507	$75,941	$(182,074)	$567,188
Total investment securities	138,106	0	998	0	139,104
Total loans, net	378,358	107,217	0	(105,839)	379,736
Investment in subsidiaries	2,852	135	69,997	(72,849)	135
Total interest income from external customers	27,558	19,100	64	0	46,722
Total interest income from affiliates	6,599	0	46	(6,645)	0

	2002
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In thousands)
Total interest income	$35,395	$16,010	$196	$(5,849)	$45,752
Total interest expense	14,195	5,788	0	(5,849)	14,134

Net interest income	21,200	10,222	196	0	31,618
Provision for loan losses	1,419	2,440	0	0	3,859

Net interest income after provision	19,781	7,782	196	0	27,759
Total non-interest income	4,346	425	10,278	(9,980)	5,069
Total non-interest expense	13,028	6,489	944	(429)	20,032

Income (loss) before income taxes and cumulative effect of a change in accounting principle	11,099	1,718	9,530	(9,551)	12,796
Provision for income taxes	3,108	482	31	0	3,621

Net income (loss)	$7,991	$1,236	$9,499	$(9,551)	$9,175

Other significant items:
Total assets	$531,839	$86,942	$69,377	$(152,840)	$535,318
Total investment securities	132,538	0	1,992	0	134,530
Total loans, net	352,692	83,397	0	(84,655)	351,434
Investment in subsidiaries	1,394	110,000	63,566	(64,960)	110,000
Total interest income from external customers	29,608	16,010	134	0	45,752
Total interest income from affiliates	5,787	0	62	(5,849)	0

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

16.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2004, 2003, and 2002 consist of the following:

	2004	2003	2002
Telephone expense	$434,793	$429,297	$406,727
Impairment/write-down Limited Partnerships	345,218	562,105	826,364
Legal, accounting and other professional fees	1,077,715	538,985	404,950
Postage, stationery, and supplies	797,747	815,683	764,831
Other	3,556,980	3,818,809	3,384,352

Total	$6,212,453	$6,164,879	$5,787,224

17.	OPERATING LEASES

The Company leases office space, data processing, and other equipment under operating leases.

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2004:

Year ending December 31,
2005	$224,935
2006	106,309
2007	72,604
2008	58,160
2009	38,522
2010	4,202

Total rental expense under all operating leases was $347,776, $342,817 and $372,186 in 2004, 2003, and 2002, respectively.

18.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Company is a defendant in other certain claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2004, 2003, and 2002, there were no credit losses associated with derivative contracts. At December 31, 2004 and 2003, there were no non-performing derivative positions.

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

	December 31,
	2004	2003
	(In thousands)
Standby letters of credit	$2,011	$523
Commitments to extend credit	33,916	25,792

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2004, is $2,010,653 and represents the Company’s total credit risk. At December 31, 2004, the Company had $2,000,653 associated with standby letter of credit agreements entered into subsequent to December 31, 2002, as a result of the Company’s adoption of Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003, have a carrying value of zero.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At December 31, 2004, there were no outstanding commitments to purchase and sell securities for delayed delivery.

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

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating–rate index. Interest rate swaps are used by the Bank to effectively convert floating-rate debt with a one month LIBOR

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

rate index to a fixed rate five-year constant maturity treasury index. The income derived from these instruments is recorded on the accrual basis. The income from these instruments is recorded in net interest expense and resulted in an increase in net interest expense of $371,355 in 2004, $637,639 in 2003, and $18,496 in 2002.

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

The following table details various information regarding interest rate swaps used for purposes other than trading as of December 31, 2004:

	Notional Amount	Carrying Value	Estimated Fair Value	Weighted Average Rate		Weighted Average Years to Expiration	Weighted Average Repricing Frequency (Days)
				Received	Paid
Swaps:
Pay floating, receive fixed	$10,000	14	14	3.150%	2.215%	3.71	90

Pay fixed, receive floating	$25,000	314	314	2.310%	2.855%	2.52	90

	$35,000	328	328	2.550%	2.670%	2.86	90

Interest rate swaps acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 2004, such swaps were associated with floating rate debt in the notional amount of $35 million.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2004 and 2003:

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$13,949	$13,949	$12,644	$12,644
Investment securities available for sale	127,721	127,721	139,104	139,104
Accrued interest receivable	4,649	4,649	4,972	4,972
Loans, net of unearned	396,922	397,543	379,736	387,703
Derivative instruments	328	328	(256)	(256)
Liabilities:
Deposits	400,451	402,845	387,680	395,360
Short-term borrowings	941	941	2,587	2,587
Long-term debt	89,637	92,022	95,755	97,724

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

21.	UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Condition

	December 31,
	2004	2003
ASSETS:
Cash on deposit	$1,510,972	$1,561,393
Investment in subsidiaries	78,851,065	69,997,483
Investment securities available for sale	703,240	886,543
Other assets	993,646	988,891

TOTAL ASSETS	$82,058,923	$73,434,310

LIABILITIES:
Other liabilities	$146,046	$105,105
SHAREHOLDERS’ EQUITY	81,912,877	73,329,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,058,923	$73,434,310

Statements of Income

	Year ended December 31,
	2004	2003	2002
INCOME
Dividend income, First United Security Bank	$4,631,237	$4,309,624	$7,442,645
Interest income	31,516	58,596	129,038
Investment securities gains, net	0	0	56,241

Total income	4,662,753	4,368,220	7,627,924
EXPENSES	267,842	279,352	236,175

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	4,394,911	4,088,868	7,391,749
EQUITY IN UNDISTRIBUTED (DIVIDENDS IN EXCESS OF) INCOME OF SUBSIDIARIES	8,735,639	7,326,538	1,783,305

NET INCOME	$13,130,550	$11,415,406	$9,175,054

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Statements of Cash Flows

	Year ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,130,550	$11,415,406	$9,175,054
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (dividends in excess of) income of subsidiaries	(8,735,639)	(7,326,538)	(1,783,305)
(Increase) decrease in other assets	(4,756)	10,645	24,319
Increase (decrease) in other liabilities	31,093	24,550	(29,992)

Net cash provided by operating activities	4,421,248	4,124,063	7,386,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary	(50,000)	0	0
Proceeds from maturities and prepayments of investment securities available for sale	209,568	1,019,183	1,070,782

Net cash provided by investing activities	159,568	1,019,183	1,070,782

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	0	0	(4,549,610)
Proceeds from issuance of common stock	0	74,312	164,500
Cash dividends paid	(4,631,237)	(4,309,621)	(3,885,799)

Net cash used in financing activities	(4,631,237)	(4,235,309)	(8,270,909)

(DECREASE) INCREASE IN CASH	(50,421)	907,937	185,949
CASH AT BEGINNING OF YEAR	1,561,393	653,456	467,507

CASH AT END OF YEAR	$1,510,972	$1,561,393	$653,456

22.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$12,697	$12,519	$12,148	$12,070	$12,528	$11,683	$11,406	$11,105
Interest expense	2,640	2,576	2,493	2,500	2,572	2,637	2,878	3,048

Net interest income	10,057	9,943	9,655	9,570	9,956	9,046	8,528	8,057
Provision for loan losses	1,074	1,200	789	661	842	665	1,007	991

Net interest income, after provision for loan losses	8,983	8,743	8,866	8,909	9,114	8,381	7,521	7,066
Noninterest:
Income	1,392	1,498	1,390	1,315	1,540	1,427	1,384	1,311
Expenses	5,444	5,721	5,661	5,219	5,357	5,581	5,285	5,083

Income before income taxes	4,931	4,520	4,595	5,005	5,297	4,227	3,620	3,294
Provision for income taxes	1,332	1,559	1,453	1,576	1,646	1,312	1,110	955

Net income after taxes	$3,599	$2,961	$3,142	$3,429	$3,651	$2,915	$2,510	$2,339
Earnings per common share:
Basic earnings	$.56	$.46	$.49	$.53	$.56	$.45	$.39	$.37
Diluted earnings	$.56	$.46	$.49	$.53	$.56	$.45	$.39	$.37

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As reported in Bancshares’ Form 8-K filed with the Securities and Exchange Commission on March 2, 2005, the Board of Directors of Bancshares approved the engagement of Mauldin & Jenkins, Certified Public Accountants and Consultants, L.L.C. as its independent auditors effective February 25, 2005, to replace Ernst & Young LLP, who were dismissed as auditors of Bancshares effective upon completion of the annual audit for Bancshares’ fiscal year ended December 31, 2004. The Audit Committee of the Board of Directors approved the change in auditors and recommended this change to the Board of Directors.

During Bancshares’ two most recent fiscal years and the subsequent interim period preceding the dismissal, there were not any disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope of procedure nor were there any reportable events.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, the end of the period covered by this report, Bancshares carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that Bancshares’ disclosure controls and procedures are effective in timely alerting them to material information relating to Bancshares that is required to be included in Bancshares’ periodic Securities and Exchange Commission filings.

Management’s Report on Internal Control Over Financial Reporting

Management, including the Chief Executive Officer and the Principal Financial Officer and the Principal Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for Bancshares. Management conducted an evaluation of the effectiveness of Bancshares’ internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this evaluation, management concluded that Bancshares’ internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of Bancshares’ internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in the attestation report on page 41.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in Bancshares’ internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Bancshares has adopted a Code of Business Conduct and Ethics for directors, officers (including Bancshares’ Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer) and employees. The Code of Business Conduct and Ethics is incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003. Bancshares will provide any interested person a copy of the Code of Business Conduct and Ethics free of charge, upon written request, as follows: United Security Bancshares, Inc., Attention: Larry M. Sellers, Secretary, 131 West Front Street, Post Office Box 249, Thomasville, Alabama 36784, 334-636-5424.

Other information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the captions, “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2004.

Item 11. Executive Compensation.

The information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the captions, “Executive Compensation,” “Proposal 1: Election of Directors,” “Compensation Committee Interlocks And Insider Participation,” “Compensation Committee Report” and “Comparative Stock Performance” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2004, the securities that have been authorized for issuance under Bancshares’ equity compensation plan, the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, which was approved by shareholders in 2004.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)	(b)		(c)
Plan Category
Equity compensation plans approved by security holders	3,081	$0.00	(1)	0	(2)
Equity compensation plans not approved by security holders	0	$0.00		0
Total	3,081	$0.00	(1)	0	(2)

(1)	Does not include awards deferred pursuant to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan since no exercise price is associated with these deferred awards.

(2)	The United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan permits participants to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or to receive the adjusted value in stock as if the deferred amounts were invested in shares of Bancshares’ common stock.

Other information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the caption, “Security Ownership of Certain Beneficial Owners and Management,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2004.

Item 13. Certain Relationships and Related Transactions.

The information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the caption, “Certain Relationships and Related Transactions,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2004.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the caption, “Auditor Services and Fees,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1. Financial Statements.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Condition, December 31, 2004 and 2003.

Consolidated Statements of Income, December 31, 2004, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity, December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows, December 31, 2004, 2003 and 2002.

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

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

By:	/s/ R. Terry Phillips	March 15, 2005
R. Terry Phillips
Its President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ R. Terry Phillips	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005
R. Terry Phillips

/s/ Robert Steen	Assistant Vice President, Assistant Treasurer, Principal Financial Officer and Principal Accounting Officer (Principal Financial Officer, Principal Accounting Officer)	March 15, 2005
Robert Steen

/s/ Dan R. Barlow	Assistant Vice President and Director	March 15, 2005
Dan R. Barlow

/s/ Linda H. Breedlove	Director	March 15, 2005
Linda H. Breedlove

/s/ Gerald P. Corgill	Director	March 15, 2005
Gerald P. Corgill

/s/ Wayne C. Curtis	Director	March 15, 2005
Wayne C. Curtis

/s/ John C. Gordon	Director	March 15, 2005
John C. Gordon

/s/ William G. Harrison	Director	March 15, 2005
William G. Harrison

/s/ Hardie B. Kimbrough	Director	March 15, 2005
Hardie B. Kimbrough

/s/ Jack W. Meigs	Director	March 15, 2005
Jack W. Meigs

/s/ Ray Sheffield	Director	March 15, 2005
Ray Sheffield

/s/ James C. Stanley	Director	March 15, 2005
James C. Stanley

/s/ Howard M. Whitted	Director	March 15, 2005
Howard M. Whitted

/s/ Bruce N. Wilson	Director	March 15, 2005
Bruce N. Wilson

INDEX TO EXHIBITS

ITEM 15(a)(3)

Exhibit No.	Description
3.1	Certificate of Incorporation of Bancshares incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Bylaws of Bancshares, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

10.1	Employment Agreement dated January 1, 2000, between Bancshares and R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2000.*

10.2	Form of Indemnification Agreement between Bancshares and its directors, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1994, filed with the Commission in Washington, D.C., File No. 0-14549.*

10.3	United Security Bancshares, Inc. Long Term Incentive Compensation Plan, incorporated herein by reference to the Appendices to Form S-4 dated April 16, 1997 (No. 333-31241).*

10.4	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Dan Barlow, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.5	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with William D. Morgan, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.6	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.7	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Larry Sellers, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.8	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Robert Steen, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.9	First United Security Bank Director Retirement Agreement dated October 14, 2002, with Dan R. Barlow, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.10	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.11	First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

Exhibit No.	Description
10.12	First United Security Bank Director Retirement Agreement dated October 16, 2002, with Wayne C. Curtis, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.13	First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.14	First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.15	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Hardie B. Kimbrough, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.16	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.17	First United Security Bank Director Retirement Agreement dated October 17, 2002, with R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.18	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Ray Sheffield, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.19	First United Security Bank Director Retirement Agreement dated October 16, 2002, with J C Stanley, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.20	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.21	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.22	United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.*

10.23	Criteria pursuant to which bonuses are paid to the Chief Executive Officer and Named Executive Officers for fiscal year 2005 under the United Security Bancshares, Inc. 2005 Incentive Earnings Program, incorporated herein by reference to Item 1.01 to the Current Report on Form 8-K filed on January 27, 2005.*

14	Code of Business Conduct and Ethics, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.

21	List of Subsidiaries of United Security Bancshares, Inc.

23	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.