Form 10-Q
period 2005-03-31
UNITED SECURITY BANCSHARES INC
filed 2005-05-05
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 05/05/05
Common Stock, $0.01 par value	6,427,984 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Bancshares’ best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Bancshares’ Securities and Exchange Commission filings and other public announcements, including the factors described in Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2004. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth in the economy and the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets. Forward-looking statements speak only as of the date they are made, and Bancshares undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and Due from Banks	$11,174	$11,959
Interest-Bearing Deposits in Banks	16,225	1,990
Securities Available for Sale	127,579	127,721
Loans, net of allowance for loan losses of $7,081 and $7,061, respectively	399,345	396,922
Premises and Equipment, net	19,828	19,770
Cash Surrender Value of Bank Owned Life Insurance	8,922	8,804
Accrued Interest Receivable	4,459	4,649
Investment in Limited Partnerships	2,512	2,617
Other Assets	12,350	11,721

Total Assets	$602,394	$586,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$414,856	$400,451
Short-Term Borrowings	1,113	941
Long-Term Debt	89,614	89,637
Other Liabilities	14,467	13,211

Total Liabilities	$520,050	$504,240

Shareholders’ Equity:
Minority Interest	165	165
Common Stock, par value $0.01 per share; 10,000,000 shares authorized; 7,317,560 shares issued	73	73
Surplus	9,233	9,233
Accumulated other comprehensive income	402	947
Retained Earnings	83,344	82,294
Less Treasury Stock: 889,576 and 887,106 shares at cost, respectively	(10,873)	(10,799)

Total Shareholders’ Equity	82,344	81,913

Total Liabilities and Shareholders’ Equity	$602,394	$586,153

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except per Share Data)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$11,042	$10,545
Interest on Securities	1,443	1,525

Total Interest Income	12,485	12,070

INTEREST EXPENSE:
Interest on Deposits	1,793	1,579
Interest on Borrowings	884	921

Total Interest Expense	2,677	2,500

NET INTEREST INCOME	9,808	9,570

PROVISION FOR LOAN LOSSES	796	661

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,012	8,909

NONINTEREST INCOME:
Service and Other Charges on Deposit Accounts	661	809
Other Income	520	535
Securities (Losses) Gains, Net	(27)	(29)

Total Noninterest Income	1,154	1,315

NONINTEREST EXPENSE:
Salaries and Employee Benefits	3,280	3,154
Occupancy Expense	369	363
Furniture and Equipment Expense	339	324
Other Expense	1,368	1,378

Total Noninterest Expense	5,356	5,219

INCOME BEFORE INCOME TAXES	4,810	5,005

PROVISION FOR INCOME TAXES	1,508	1,576

NET INCOME	3,302	3,429

BASIC NET INCOME PER SHARE	$0.51	$0.53

DILUTED NET INCOME PER SHARE	$0.51	$0.53

DIVIDENDS PER SHARE	$0.35	$0.18

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,302	$3,429
Adjustments:
Depreciation	221	222
Amortization (Accretion) of Premiums and Discounts, Net	76	133
Provision for Loan Losses	796	661
Loss on Sale of Securities, Net	27	29
(Gain) Loss on Sale of Fixed Assets, Net	(74)	0
Changes in Assets and Liabilities:
(Increase) Decrease in Other Assets	(452)	213
Increase in Other Liabilities	1,940	497

Total Adjustments	2,534	1,755

Net Cash Provided by Operating Activities	5,836	5,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Calls and Paydowns of Securities Available for Sale	4,472	6,140
Purchase of Property and Equipment, Net	(206)	(131)
Purchase of Securities Available for Sale	(5,662)	(7,737)
Net Change in Loan Portfolio	(3,218)	(2,618)
Net Cash Acquired in Consolidation of Limited Partnership	0	133

Net Cash Used in Investing Activities	(4,614)	(4,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Customer Deposits, Net	14,404	(1,521)
Dividends Paid	(2,251)	(1,158)
Increase in Borrowings	149	1,981
Purchase of Treasury Stock	(74)	(48)

Net Cash Provided by (Used in) Financing Activities	12,228	(746)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,450	225

CASH AND CASH EQUIVALENTS, beginning of period	13,949	12,644

CASH AND CASH EQUIVALENTS, end of period	$27,399	$12,869

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GENERAL

The accompanying unaudited condensed consolidated financial statements as of March 31, 2005, and 2004, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2005. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s December 31, 2004, consolidated financial statements.

2. NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month periods ended March 31, 2005, and 2004. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three-month periods ended March 31, 2005, and 2004, were computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist of stock options and warrants and are determined using the treasury stock method. However, the Company has no outstanding stock options or warrants as of March 31, 2005.

The following table represents the earnings per share calculations for the three-month periods ended March 31, 2005, and 2004:

For the Three Months Ended	Net Income	Shares	Net Income Per Share
March 31, 2005 (dollars in thousands):
Net Income	$3,302
Basic Net Income Per Share	3,302	6,429,428	$0.51
Dilutive Securities	0	0

Dilutive Earnings Per Share	$3,302	6,429,428	$0.51

March 31, 2004 (dollars in thousands):
Net Income	$3,429
Basic Net Income Per Share	3,429	6,431,620	$0.53
Dilutive Securities	0	0

Dilutive Earnings Per Share	$3,429	6,431,620	$0.53

3. COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders’ equity, net of income tax effect. This change in unrealized gain serves to increase or decrease comprehensive income. The following table represents comprehensive income and its changes for the three-month periods ended March 31, 2005, and 2004:

	Three Months Ended March 31,
	2005	2004
Net Income	$3,302	$3,429
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gain (Loss) on Derivative Instruments (Net of Tax of $134 and $96, respectively)	223	(178)
Change in Unrealized (Loss) Gain on Securities Available for Sale (Net of Tax of $477 and $311, respectively)	(785)	578
Reclassification Adjustments for Losses (Net of Tax Benefit of $10)	17	0

Comprehensive Income	$2,757	$3,829

4. RECENT ACCOUNTING PRONOUNCEMENTS

The financial accounting standards board issued a revised version of Interpretation No. 46 “Consolidation of Variable Interest Entities” (Interpretation 46), in December of 2003. Interpretation 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics. First, the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity. Second, the equity investors lack one or more of the following characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (2) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (3) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. This revised Interpretation 46 is effective no later than the end of the first interim or annual period ending after December 15, 2003, for entities created after January 31, 2003, and for entities created before February 1, 2003, no later than the end of the first interim or annual period ending after March 15, 2004. As required, the Company adopted the guidance of Interpretation 46 for all entities.

First United Security Bank (the “Bank”) has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Bank has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Bank has determined that these structures meet the definition of a variable interest entity. The Bank has determined that it needs to consolidate one of the funds in which it is the sole limited partner. The Bank has also determined that this fund is required to consolidate one of the affordable housing projects the fund invests in. The resulting financial impact to the consolidation of the Bank is an increase to total assets of approximately $3.2 million, including $8.8 million in premises and equipment. Loans payable by the partnership, payable to the Bank, totaling $5.8 million were eliminated as a result of this consolidation. Unconsolidated investments in these limited partnerships are accounted for under the equity method of accounting. The Bank’s maximum exposure to future loss related to these limited partnerships is limited to the $2.5 million recorded investment.

In March, 2004, the SEC issued Staff Accounting Bulletin 105 “Application of Accounting Principles to Loan Commitments” (SAB 105) stating the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Company carries all loan commitments at fair value, and does not include the value of its servicing or any of internally developed intangible asset in the valuation of its commitments. Thus, the adoption of SAB 105 did not have an impact on the Company’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1) for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115 and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: (1) Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. (2) Evaluate whether the impairment is other-than-temporary. (3) If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. On September 30, 2004, the FASB issued FASB Staff Position EITF 03-01-1, “Effective Date of Paragraph 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which delays the effective date of paragraphs 10-20 of Issue 03-1 pertaining to measurement and recognition of other-than-temporary impairment. The delay of the effective date will be superseded and concurrent with the final issuance of FASB Staff Position EITF Issue 03-1-a, which is expected to contain implementation guidance. Although the impact of adoption of paragraphs 10-20 of Issue 03-1 will not be known until the final guidance is issued, the Company does not anticipate the adoption of EITF 03-1 to have a material impact on the Company.

5. SEGMENT REPORTING

Under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2 of the Company’s annual consolidated financial statements for the period ended December 31, 2004, Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	FUSB	ALC	All Other	Eliminations	Consolidated
For the three months ended March 31, 2005:

Net Interest Income	$6,234	$3,558	$16	$0	$9,808
Provision for Loan Losses	137	659	0	0	796
Total Noninterest Income	960	163	3,469	(3,438)	1,154
Total Noninterest Expense	3,602	1,705	121	(72)	5,356

Income(Loss) Before Income Taxes	3,455	1,357	3,364	(3,366)	4,810
Provision (Benefit) for Income Taxes	998	509	1	0	1,508

Net Income (Loss)	$2,457	$848	$3,363	$(3,366)	$3,302

Other Significant Items:
Total Assets	$595,264	$122,720	$94,720	$(210,310)	$602,394
Total Investment Securities	126,833	0	746	0	127,579
Total Loans	399,132	119,222	0	(119,009)	399,345
Investment in Subsidiaries	2,545	63	79,404	(81,934)	78
Total Interest Income from External Customers	6,964	5,514	7	0	12,485
Total Interest Income from Affiliates	1,956	0	8	(1,964)	0

	FUSB	ALC	All Other	Eliminations	Consolidated
For the three months ended March 31, 2004:

Net Interest Income	$6,104	$3,448	$18	$0	$9,570
Provision for Loan Losses	45	616	0	0	661
Total Noninterest Income	1,097	145	3,681	(3,608)	1,315
Total Noninterest Expense	3,454	1,652	231	(118)	5,219

Income(Loss) Before Income Taxes	3,702	1,325	3,468	(3,490)	5,005
Provision (Benefit) for Income Taxes	1,109	464	3	0	1,576

Net Income (Loss)	$2,593	$861	$3,465	$(3,490)	$3,429

Other Significant Items:
Total Assets	$568,493	$114,032	$88,981	$(196,776)	$574,730
Total Investment Securities	140,508	0	955	0	141,463
Total Loans	379,383	110,431	0	(114,070)	375,744
Investment in Subsidiaries	5,391	127	73,386	(78,161)	743
Total Interest Income from External Customers	6,747	5,313	18	(8)	12,070
Total Interest Income from Affiliates	1,865	0	0	(1,865)	0

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s principal objective in holding derivative financial instruments is asset-liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank’s interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank’s asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps and caps.

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

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon principal amount with at least one stream based on a specified floating-rate index. Interest rate swaps are used by the Bank to effectively convert floating-rate debt with a three-month LIBOR rate index to a fixed rate constant maturity treasury index, and fixed rate certificates of deposit to floating-rate at a three-month Libor rate index.

As required under SFAS No. 133, hedge ineffectiveness of these cash flow hedges will be reclassified into earnings based on the extent to which changes in the value of designated hedge instruments do not effectively offset changes in the value of hedged items. The extent of hedge effectiveness is influenced by a number of factors, including interest rate volatility, hedge performance, and correlation. Two cash-flow hedges with a notional amount of $18.0 million were terminated during the quarter. The resulting gain in the amount of $592,000 is carried in other comprehensive income at quarter-end and will be reclassified from other comprehensive income to income over the original remaining term of the swaps.

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

	March 31, 2005	December 31, 2004
Standby Letters of Credit	$2,422	$2,011
Commitments to Extend Credit	$42,271	$33,916

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2005, is $2,422,113 and represents the Company’s total credit risk. At March 31, 2005, the Company had $2,412,113 of liabilities and $2,412,113 of receivables associated with standby letter of credit agreements entered into subsequent to December 31, 2002, as a result of the Company’s adoption of Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003, have a carrying value of zero.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. (“United Security” or the “Company”). United Security is the parent holding company of First United Security Bank (the “Bank”). The Bank operates a finance company, Acceptance Loan Company (“ALC”). United Security has no operations of any consequence other than the ownership of its subsidiaries.

The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, is set forth in the Summary of Significant Accounting Policies in United Security’s December 31, 2004, consolidated financial statements, which is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The emphasis of this discussion is a comparison of Assets, Liabilities, and Shareholder’s Equity as of March 31, 2005, to year-end 2004, while comparing income and expense for the three-month periods ended March 31, 2005, and 2004.

All yields and ratios presented and discussed herein are not presented on a tax-equivalent basis.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

COMPARING THE THREE MONTHS ENDED MARCH 31, 2005, TO THE THREE MONTHS ENDED MARCH 31, 2004

Net income during the first quarter decreased $127,000, or 3.7%, resulting in a decrease of basic net income per share to $0.51. Annualized return on assets was 2.25% compared to 2.41% for the same period during 2004. Average return on stockholders’ equity decreased to 16.15%, from 18.38%.

Interest income for the first quarter increased $415,000, or 3.4%, compared to the first quarter of 2004. The increase in interest income was primarily due to an increase in interest earned on loans. This increase is due to an overall increase in the average yield and an increase in the volume of loans and investments outstanding.

Interest expense for the first quarter increased $177,000, or 7.1%, compared to the first quarter of 2004. The increase in interest expense was due to an overall increase in the average rate paid for both deposits and borrowings, along with increases in the volume of deposits offset by a decrease in borrowings, during the same period.

Net interest income increased $238,000, or 2.5%, as a result of an improvement of a 6 basis point net yield on earning assets.

The provision for loan losses was $796,000 or 0.80% annualized of average loans in the first three months of 2005, compared to $661,000 or 0.69% annualized of average loans in the first three months of 2004. Charge-offs exceeded recoveries by $776,000 for the quarter, an increase of approximately $188,000 over the same period in the prior year.

Total non-interest income (excluding security gains and losses) decreased $163,000, or 12.1%, compared to the first three months of 2004. This was attributable primarily to a significant decrease in insufficient fund and overdraft charges on deposit accounts.

Total non-interest expense increased $137,000, or 2.6%, in the first three months of 2005. This increase was related to an increase in salaries and employee-related benefits as a result of normal merit increases and higher benefit costs.

Income tax expense decreased $68,000 or 4.3% over the first three months of 2005. The decrease during the first quarter of 2005 compared to 2004 resulted from lower levels of taxable income. United Security’s effective tax rate for the first three months of 2005 and 2004 was 31.4% and 31.5%, respectively, as the Company continues to realize tax benefits primarily from tax-exempt securities and low-income housing tax credits.

COMPARING THE MARCH 31, 2005, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2004

In comparing financial condition at December 31, 2004, to March 31, 2005, total assets increased $16.2 million to $602.4 million, while liabilities increased $15.8 million to $520.0 million. Shareholders’ equity increased $400,000 as a result of earnings in excess of dividends during the quarter.

Investment securities decreased $142,000, or 0.1%, during the first quarter of 2005. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, increased $2.4 million from $403,982,000 at December 31, 2004, to $406,426,000 at March 31, 2005, as a result of continued construction and real estate development in the trade areas served by United Security. Deposits increased $14.4 million, or 3.6%, during the first quarter of 2005, due to increases in both interest and non-interest bearing products.

CREDIT QUALITY

At March 31, 2005, the allowance for loan losses was $7.1 million, or 1.74%, of loans net of unearned income, compared to $6.9 million, or 1.81%, of loans net of unearned income at March 31, 2004, and $7.1 million, or 1.75%, of loans net of unearned income at December 31, 2004. The coverage ratio of the allowance for loan losses to non-performing assets increased to 214.8% at March 31, 2005, compared to 186.8% at December 31, 2004, due to a decrease in non-accrual loans and accruing loans past due 90 days or more.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Balance at Beginning of Period	$7,061	$6,842

Charge-Offs	(1,007)	(794)
Recoveries	231	206

Net Loans Charged-Off	(776)	(588)

Additions Charged to Operations	796	661

Balance at End of Period	$7,081	$6,915

Net charge-offs for the quarter ended March 31, 2005, were $776,000 or 0.80% of average loans, on an annualized basis, an increase of 32% or $188,000 from the charge-offs of $588,000 or 0.61% of average loans, on an annualized basis, reported a year earlier. The provision for loan losses for the first quarter of 2005 was $796,000 compared to $661,000 in the first quarter of 2004.

United Security maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (a) management’s estimate of future economic conditions, (b) management’s estimate of the financial condition and liquidity of certain loan customers, and (c) management’s estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At March 31, 2005, it is management’s opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Non-performing assets were as follows (amounts in thousands):

	March 31, 2005	December 31, 2004	March 31, 2004
Loans Accounted for on a Non-Accrual Basis	$1,347	$1,496	$1,972
Accruing Loans Past Due 90 Days or More	311	619	2,765
Real Estate Acquired in Settlement of Loans	1,638	1,664	2,557

Total	$3,296	$3,779	$7,294

Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	0.81%	0.93%	1.91%

Loans accounted for on a non-accrual basis decreased $625,000 since March 31, 2004, and decreased $149,000 since December 31, 2004. Accruing loans past due 90 days or more decreased $2.5 million, compared to March 31, 2004, and $308,000 since December 31, 2004. Real estate acquired in settlement of loans decreased $919,000 since March 31, 2004, and $26,000 since December 31, 2004.

No loans were considered impaired at March 31, 2005, or December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s primary sources of funds are customer deposits, the ability to borrow, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition, making them less predictable. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

The Bank currently has up to $150.7 million in borrowing capacity from the Federal Home Loan Bank and $40 million in established Federal Funds Lines.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2005, and December 31, 2004, United Security and the Bank were in compliance with all regulatory capital requirements.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources, or operation of United Security. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Interest Rate Sensitivity Management included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic Securities and Exchange Commission filings.

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in other certain claims and legal actions arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of common stock.

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs
January 1 – January 31	3,220	(1)	$30.77	(1)	0	671,918
February 1 – February 28	2,450	(2)	$29.75	(2)	0	671,918
March 1 – March 31	0		$0.00		0	671,918
Total	5,670		$30.33		0	671,918	(3)

(1)	3,200 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions), and 20 shares were purchased in open-market transactions by a trust established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.
(2)	The shares were purchased in open-market transactions by a trust established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.
(3)	Under a share repurchase program publicly announced on May 21, 2001, Bancshares was authorized to repurchase up to 1,429,204 shares of common stock, as adjusted for the two-for-one stock split that was effective June 30, 2003. 757,286 shares have been repurchased to date. The repurchase program expires on June 30, 2006. No shares were repurchased under this program during the first quarter.

ITEM 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: May 5, 2005

BY:	/s/ ROBERT STEEN
ROBERT STEEN
Its Assistant Vice President, Assistant Treasurer, Principal Financial Officer, and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

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