Form 10-Q
period 2005-06-30
UNITED SECURITY BANCSHARES INC
filed 2005-08-08
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 08/08/05
Common Stock, $0.01 par value	6,427,984 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and Due from Banks	$12,365	$11,959
Interest-Bearing Deposits in Banks	206	1,990
Securities Available for Sale	132,440	127,721
Loans, net of allowance for loan losses of $7,192 and $7,061, respectively	408,543	396,922
Premises and Equipment, net	19,758	19,770
Cash Surrender Value of Bank Owned Life Insurance	9,962	8,804
Accrued Interest Receivable	4,677	4,649
Investment in Limited Partnerships	2,399	2,617
Other Assets	13,141	11,721

Total Assets	$603,491	$586,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$411,544	$400,451
Short-Term Borrowings	4,689	941
Long-Term Debt	89,605	89,637
Other Liabilities	12,720	13,211

Total Liabilities	$518,558	$504,240

Shareholders’ Equity:
Minority Interest	165	165
Common Stock, par value $0.01 per share; 10,000,000 shares authorized; 7,317,560 shares issued	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Income	699	947
Retained Earnings	85,636	82,294
Less Treasury Stock: 889,576 and 887,106 shares at cost, respectively	(10,873)	(10,799)

Total Shareholders’ Equity	$84,933	$81,913

Total Liabilities and Shareholders’ Equity	$603,491	$586,153

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$11,470	$10,657	$22,512	$21,201
Interest on Securities	1,506	1,491	2,949	3,016

Total Interest Income	12,976	12,148	25,461	24,217

INTEREST EXPENSE:
Interest on Deposits	1,983	1,557	3,776	3,135
Interest on Borrowings	866	936	1,750	1,857

Total Interest Expense	2,849	2,493	5,526	4,992

NET INTEREST INCOME	10,127	9,655	19,935	19,225

PROVISION FOR LOAN LOSSES	709	789	1,505	1,450

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,418	8,866	18,430	17,775

NONINTEREST INCOME:
Service and Other Charges on Deposit Accounts	737	852	1,398	1,661
Other Income	606	581	1,126	1,116
Securities (Losses), Net	0	(43)	(27)	(72)

Total Noninterest Income	1,343	1,390	2,497	2,705

NONINTEREST EXPENSE:
Salaries and Employee Benefits	3,647	3,242	6,927	6,396
Occupancy Expense	385	344	754	707
Furniture and Equipment Expense	325	347	664	671
Other Expense	1,691	1,728	3,059	3,106

Total Noninterest Expense	6,048	5,661	11,404	10,880

INCOME BEFORE INCOME TAXES	4,713	4,595	9,523	9,600

PROVISION FOR INCOME TAXES	1,135	1,453	2,643	3,029

NET INCOME	$3,578	$3,142	$6,880	$6,571

BASIC NET INCOME PER SHARE	$0.56	$0.49	$1.07	$1.02

DILUTED NET INCOME PER SHARE	$0.56	$0.49	$1.07	$1.02

DIVIDENDS PER SHARE	$0.20	$0.18	$0.55	$0.36

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,880	$6,571
Adjustments:
Depreciation	443	442
Amortization of Premiums and Discounts, Net	163	289
Provision for Loan Losses	1,505	1,450
Loss on Sale of Securities, Net	27	72
(Gain) Loss on Sale of Fixed Assets, Net	(74)	54
Changes in Assets and Liabilities:
(Increase) in Other Assets	(1,439)	(43)
(Decrease) Increase in Other Liabilities	(178)	1,457

Total Adjustments	447	3,721

Net Cash Provided by Operating Activities	7,327	10,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Calls and Paydowns of Securities Available for Sale	10,030	16,765
Proceeds from Sales of Securities	0	9,558
Purchase of Bank-Owned Life Insurance	(950)	(1,500)
Purchase of Property and Equipment, Net	(357)	(435)
Purchase of Securities Available for Sale	(15,499)	(30,561)
Net Cash Acquired in Consolidation of Limited Partnership	0	133
Net Change in Loan Portfolio	(13,126)	(9,335)

Net Cash Used in Investing Activities	(19,902)	(15,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Customer Deposits, Net	11,093	665
Dividends Paid	(3,538)	(2,316)
Purchase of Treasury Stock	(74)	(50)
Increase in Borrowings	3,716	4,919

Net Cash Provided by Financing Activities	11,197	3,218

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,378)	(1,865)
CASH AND CASH EQUIVALENTS, beginning of period	13,949	12,644

CASH AND CASH EQUIVALENTS, end of period	$12,571	$10,779

SUPPLEMENTAL DISCLOSURES:
Cash Paid For:
Interest	$5,462	$5,003
Income Taxes	3,498	3,539
NONCASH TRANSACTIONS:
Other Real Estate Acquired in Settlement of Loans	$102	$32

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GENERAL

The accompanying unaudited condensed consolidated financial statements as of June 30, 2005, and 2004, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2005. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six-month periods ended June 30, 2005, and 2004. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and six-month periods ended June 30, 2005, and 2004, was computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist of stock options and warrants and are determined using the treasury stock method. However, the Company has no outstanding stock options or warrants as of June 30, 2005.

The following table represents the earnings per share calculations for the three and six-month periods ended June 30, 2005, and 2004:

For the Three Months Ended	Net Income	Shares	Net Income Per Share
June 30, 2005 (dollars in thousands):
Net Income	$3,578
Basic Net Income Per Share	$3,578	6,427,984	$0.56
Dilutive Securities	0	0
Diluted Earnings Per Share	$3,578	6,427,984	$0.56

June 30, 2004 (dollars in thousands):
Net Income	$3,142
Basic Net Income Per Share	$3,142	6,430,545	$0.49
Dilutive Securities	0	0
Diluted Earnings Per Share	$3,142	6,430,545	$0.49

For the Six Months Ended	Net Income	Shares	Net Income Per Share
June 30, 2005 (dollars in thousands):
Net Income	$6,880
Basic Net Income Per Share	$6,880	6,428,702	$1.07
Dilutive Securities	0	0
Diluted Earnings Per Share	$6,880	6,428,702	$1.07

June 30, 2004 (dollars in thousands):
Net Income	$6,571
Basic Net Income Per Share	$6,571	6,431,083	$1.02
Dilutive Securities	0	0
Diluted Earnings Per Share	$6,571	6,431,083	$1.02

3. COMPREHENSIVE INCOME

Total comprehensive income consists of net income, the change in the unrealized gains or losses on the Company’s available-for-sale securities portfolio arising during the period, and the change in the effective portion of cash flow hedges marked to market. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

The following table details the components of comprehensive income, including reclassification adjustments:

(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income	$3,578	$3,142	$6,880	$6,571
Other Comprehensive Income:
Change in Unrealized Holding Gains and Losses on Derivatives Arising During the Period, Net of Tax (Benefit) of ($50), $328, $62, and $221, respectively	(84)	547	102	369
Less: Reclassification Adjustment for Net Derivative Gains Realized in Net Income, Net of Tax of $18	(36)	0	0	0
Change in Unrealized Holding Gains and Losses on Available-For-Sale Securities Arising During the Period, Net of Tax (Benefit) of $251, ($1,041), ($220), and ($694), Respectively	417	(1,733)	(367)	(1,155)
Less Reclassification Adjustments for Losses Realized in Net Income, Net of Tax Benefit of $10	0	0	17	0

Comprehensive Income	$3,875	$1,956	$6,632	$5,785

4. RECENT ACCOUNTING PRONOUNCEMENTS

In March, 2004, the SEC issued Staff Accounting Bulletin 105 “Application of Accounting Principles to Loan Commitments,” (SAB 105) stating the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Company carries all loan commitments at fair value, and does not include the value of its servicing or any of internally developed intangible asset in the valuation of its commitments. Thus, the adoption of SAB 105 did not have an impact on the Company’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1) for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115 and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: (1) Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. (2) Evaluate whether the impairment is other-than-temporary. (3) If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. On September 30, 2004, the FASB issued FASB Staff Position EITF 03-01-1, “Effective Date of Paragraph 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which delays the effective date of paragraphs 10-20 of Issue 03-1 pertaining to measurement and recognition of other-than temporary impairment. The delay of the effective date will be superseded and concurrent with the final issuance of FASB Staff Position EITF Issue 03-01-a, which is expected to contain implementation guidance. Although the impact of adoption of paragraphs 10-20 of Issue 03-1 will not be known until the final guidance is issued, the Company does not anticipate the adoption of EITF 03-1 to have a material impact on the Company.

5. SEGMENT REPORTING

Under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	FUSB	ALC	All Other	Eliminations	Consolidated
For the Three Months Ended June 30, 2005:

Net Interest Income	$6,372	$3,734	$21	$0	$10,127
Provision for Loan Losses	93	616	0	0	709
Total Noninterest Income	1,052	143	3,677	(3,529)	1,343
Total Noninterest Expense	4,095	1,757	304	(108)	6,048

Income (Loss) Before Income Taxes	3,236	1,504	3,394	(3,421)	4,713
Provision (Benefit) for Income Taxes	695	434	6	0	1,135

Net Income (Loss)	$2,541	$1,070	$3,388	$(3,421)	$3,578

For the Six Months Ended June 30, 2005:

Net Interest Income	$12,606	$7,293	$36	$0	$19,935
Provision for Loan Losses	230	1,275	0	0	1,505
Total Noninterest Income	2,012	306	7,146	(6,967)	2,497
Total Noninterest Expense	7,697	3,462	425	(180)	11,404

Income (Loss) Before Income Taxes	6,691	2,862	6,757	(6,787)	9,523
Provision (Benefit) for Income Taxes	1,693	943	7	0	2,643

Net Income (Loss)	$4,998	$1,919	$6,750	$(6,787)	$6,880

Other Significant Items:
Total Assets	$595,370	$126,077	$97,531	$(215,487)	$603,491
Total Investment Securities	131,721	0	719	0	132,440
Total Loans	407,971	122,510	0	(121,938)	408,543
Investment in Subsidiaries	2,432	63	81,833	(84,250)	78
Total Interest Income from External Customers	14,199	11,247	15	0	25,461
Total Interest Income from Affiliates	3,954	0	21	(3,975)	0

	FUSB	ALC	All Other	Eliminations	Consolidated
For the Three Months Ended June 30, 2004:

Net Interest Income	$6,017	$3,625	$13	$0	$9,655
Provision for Loan Losses	217	572	0	0	789
Total Noninterest Income	1,088	109	3,487	(3,294)	1,390
Total Noninterest Expense	3,662	1,811	275	(87)	5,661

Income (Loss) Before Income Taxes	3,226	1,351	3,225	(3,207)	4,595
Provision (Benefit) for Income Taxes	965	486	2	0	1,453

Net Income (Loss)	$2,261	$865	$3,223	$(3,207)	$3,142

For the Six Months Ended June 30, 2004:

Net Interest Income	$12,121	$7,073	$31	$0	$19,225
Provision for Loan Losses	262	1,188	0	0	1,450
Total Noninterest Income	2,185	254	7,168	(6,902)	2,705
Total Noninterest Expense	7,116	3,463	506	(205)	10,880

Income (Loss) Before Income Taxes	6,928	2,676	6,693	(6,697)	9,600
Provision (Benefit) for Income Taxes	2,074	950	5	0	3,029

Net Income (Loss)	$4,854	$1,726	$6,688	$(6,697)	$6,571

Other Significant Items:
Total Assets	$571,913	$118,146	$89,869	$(199,854)	$580,074
Total Investment Securities	140,231	0	901	0	141,132
Total Loans	384,547	114,832	0	(117,707)	381,672
Investment in Subsidiaries	5,391	103	73,636	(79,022)	108
Total Interest Income from External Customers	13,341	10,858	18	0	24,217
Total Interest Income from Affiliates	3,785	0	12	(3,797)	0

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s principal objective in holding derivative financial instruments is asset/liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank’s interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank’s asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps and caps.

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

As required under SFAS No. 133, hedge ineffectiveness of these cash flow hedges will be reclassified into earnings based on the extent to which changes in the value of designated hedge instruments do not effectively offset changes in the value of hedged items. The extent of hedge effectiveness is influenced by a number of factors, including interest rate volatility, hedge performance, and correlation. Two cash-flow hedges with a notional amount of $18.0 million were terminated during the first quarter that resulted in a $592,000 gain which is reported in other comprehensive income. This gain will be reclassified from other comprehensive income to income over the original remaining term of the swaps. During the second quarter of 2005, $54,000 was reclassified into income.

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

	June 30, 2005	December 31, 2004
Standby Letters of Credit	$2,994	$2,011
Commitments to Extend Credit	$51,224	$33,916

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2005, is $2,993,841 and represents the Company’s total credit risk. At June 30, 2005, the Company had $2,993,841 of liabilities and $2,993,841 of receivables associated with standby letter of credit agreements entered into subsequent to December 31, 2002, as a result of the Company’s adoption of Interpretation 45 at January 1, 2003.

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

The emphasis of this discussion is a comparison of Assets, Liabilities, and Shareholders’ Equity as of June 30, 2005, to year-end 2004, while comparing income and expense for the three and six-month periods ended June 30, 2005, and 2004.

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

COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2005, TO THE THREE AND SIX MONTHS

ENDED JUNE 30, 2004

For the second quarter, net income increased $436,000, or 13.9%, resulting in an increase of basic net income per share to $0.56. For the first six months, net income increased $309,000, or 4.7%, resulting in an increase of basic net income per share to $1.07. Annualized return on assets was 2.31% compared to 2.30% for the same period during 2004. Average return on stockholders’ equity decreased to 16.54% from 17.52%.

Interest income for the second quarter increased $828,000, or 6.8%, compared to the second quarter of 2004. The increase in interest income was primarily due to an increase in interest earned on loans and securities. This increase is due to an overall increase in the average yield and an increase in the volume of loans and investments outstanding.

For the six-month period, interest income increased $1.2 million, or 5.1%, over the same period last year. This increase in interest income was primarily due to an increase in interest earned on loans offset somewhat by a decrease in interest earned on investment securities. This increase in loan income is due to both increases in volume and also increases in yield.

Interest expense increased $356,000, or 14.3%, to $2.8 million for the second quarter of 2005, from $2.5 million for the second quarter of 2004. Interest expense increased $534,000, or 10.7%, to $5.5 million for the first six months of 2005 compared to $5.0 million for the first six months of 2004. This increase in interest expense was due to an overall increase in the average rate paid on deposits along with an increase in these deposits. This was offset somewhat by a small decrease in borrowings.

Net interest income increased $472,000, or 4.9%, for the second quarter of 2005 and $710,000, or 3.7%, for the first six months of 2005 as a result of an improvement of a four basis point net yield on earning assets, resulting from an increase in the yield on loans and securities, which was offset by an increase in interest paid on deposits.

The provision for loan losses was $709,000, or 0.70%, annualized of average loans in the second quarter of 2005, compared to $789,000 or 0.83% annualized of average loans in the second quarter of 2004. The loan loss provision increased slightly compared to the prior year-to-date due to increased charge-offs for the first six months of 2005. The provision for loan losses increased to $1,505,000 year-to-date 2005 compared to $1,450,000 in 2004. However, the provision for loan losses annualized as a percentage of average loans declined from 0.76% in 2004 to 0.75% this year.

Total non-interest income (excluding security gains and losses) decreased $90,000, or 6.3%, for the second quarter and $253,000, or 9.1%, for the first six months of 2005. This decrease is attributable to decreases in service charges on deposit accounts due to a significant decline in overdraft and insufficient funds charges.

Total non-interest expense increased $387,000, or 6.8%, for the second quarter of 2005 to $6.0 million. Total non-interest expense increased $524,000, or 4.8%, for the first six months of 2005 compared to 2004. This increase was related to an increase in salaries and employee benefits as a result of normal merit increases and higher benefits costs.

Income tax expense decreased $318,000, or 21.9%, during the second quarter of 2005 as compared to the same period a year ago. Income tax expense decreased $386,000, or 12.7%, over the first six months of 2005. The decrease during the first six months of 2005 compared to 2004 resulted from lower levels of taxable income, and increased tax-exempt income. United Security’s effective tax rate for the first six months of 2005 and 2004 was 27.8% and 31.6%, respectively. The Company continues to realize tax benefits primarily from tax-exempt securities and low-income housing tax credits.

COMPARING THE JUNE 30, 2005, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2004

In comparing financial condition at June 30, 2005, to December 31, 2004, total assets increased $17.3 million to $603.5 million, while liabilities increased $14.4 million to $518.6 million. Shareholders’ equity increased $3.0 million as a result of earnings in excess of dividends during the first six months of 2005.

Investment securities increased $4.7 million, or 3.7%, during the first six months of 2005 as a result of deployment of increased liquidity from deposits and modest loan growth. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, increased $11.8 million from $403,983,000 at December 31, 2004, to $415,735,000 at June 30, 2005, as a result of continued construction and real estate development in the trade areas served by United Security. Deposits increased $11.1 million, or 2.8%, for the first six months of 2005.

CREDIT QUALITY

At June 30, 2005, the allowance for loan losses was $7.2 million, or 1.7%, of loans net of unearned income, compared to $7.0 million, or 1.8%, of loans net of unearned income at June 30, 2004, and $7.1 million, or 1.8%, of loans net of unearned income at December 31, 2004. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 179.2% at June 30, 2005, compared to 186.8% at December 31, 2004, due to an increase in accruing loans past due 90 days or more, offset by a decrease in real estate acquired in settlement of loans and non-accrual loans.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	Six Months Ended June 30,
	2005	2004
Balance at Beginning of Period	$7,061	$6,842

Charge-Offs	(1,835)	(1,739)
Recoveries	461	445

Net Loans Charged-Off	(1,374)	(1,294)

Additions Charged to Operations	1,505	1,450

Balance at End of Period	$7,192	$6,998

Net charge-offs for the six months ended June 30, 2005, were $1.4 million or 0.68% of average loans, on an annualized basis, an increase of $80,000 from the $1.3 million or 0.68% of average loans, on an annualized basis, reported a year earlier. The provision for loan losses for the first six months of 2005 was $1.5 million, the same as in the first six months of 2004.

United Security maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (a) management’s estimate of future economic conditions, (b) management’s estimate of the financial condition and liquidity of certain loan customers, and (c) management’s estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At June 30, 2005, it is management’s opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Non-performing assets were as follows (amounts in thousands):

	June 30, 2005	December 31, 2004	June 30, 2004
Loans Accounted for on a Non-Accrual Basis	$1,474	$1,496	$4,935
Accruing Loans Past Due 90 Days or More	935	619	2,058
Real Estate Acquired in Settlement of Loans	1,604	1,664	768

Total	$4,013	$3,779	$7,761

Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	0.96%	0.93%	1.99%

Loans accounted for on a non-accrual basis decreased $3.5 million since June 30, 2004, and decreased $22,000 since December 31, 2004. Accruing loans past due 90 days or more decreased $1.1 million, compared to June 30, 2004, and increased $316,000 since December 31, 2004. Real estate acquired in settlement of loans increased $836,000 since June 30, 2004, and decreased $60,000 since December 31, 2004.

No loans were considered impaired at June 30, 2005, or at December 31, 2004.

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

The Bank currently has up to $150.9 million in borrowing capacity from the Federal Home Loan Bank and $35 million in established Federal Funds Lines.

The Bank is required to maintain certain levels of regulatory capital. At June 30, 2005, and December 31, 2004, United Security and the Bank were in compliance with all regulatory capital requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Interest Rate Sensitivity Management” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2005, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic Securities and Exchange Commission filings.

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs
April 1 – April 30	4,000	(1)	$27.96	0	671,918
May 1 – May 31	3,600	(1)	$27.66	0	671,918
June 1 – June 30	0		$0.00	0	671,918
Total	7,600		$27.82	0	671,918	(2)

(1)	The shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).
(2)	Under a share repurchase program publicly announced on May 21, 2001, the Company was authorized to repurchase up to 1,429,204 shares of common stock, as adjusted for the two-for-one stock split that was effective June 30, 2003. 757,286 shares have been repurchased to date. The repurchase program expires on June 30, 2006. No shares were repurchased under this program during the second quarter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 12, 2005. At the meeting, the shareholders of the Company were asked to vote on the election of 13 directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified. The results of the shareholder voting on this matter are summarized as follows:

Proposal 1: The Election of Directors

Director	For	Withheld
1. Dan R. Barlow	5,167,919	683
2. Linda H. Breedlove	5,159,836	8,766
3. Gerald P. Corgill	5,168,162	440
4. Wayne C. Curtis	5,167,952	650
5. John C. Gordon	5,167,698	904
6. William G. Harrison	5,167,962	640
7. Hardie B. Kimbrough	4,865,934	302,668
8. Jack W. Meigs	5,167,952	650
9. R. Terry Phillips	5,167,954	648
10. Ray Sheffield	5,168,124	478
11. James C. Stanley	5,167,855	747
12. Howard M. Whitted	5,167,455	1,147
13. Bruce N. Wilson	4,856,403	312,199

ITEM 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: August 8, 2005

BY:	/s/ ROBERT STEEN
ROBERT STEEN
Its Assistant Vice President, Assistant Treasurer, Principal Financial Officer, and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of United Security Bancshares, Inc. incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Bylaws of United Security Bancshares, Inc. incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.