Form 10-Q
period 2005-09-30
UNITED SECURITY BANCSHARES INC
filed 2005-11-02
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/05
Common Stock, $0.01 par value	6,427,849 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

i

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and Due from Banks	$14,285	$11,959
Interest-Bearing Deposits in Banks	16,052	1,990
Securities Available for Sale	120,356	127,721
Loans, net of allowance for loan losses of $7,371 and $7,061, respectively	421,442	396,922
Premises and Equipment, net	19,504	19,770
Cash Surrender Value of Bank-Owned Life Insurance	10,055	8,804
Accrued Interest Receivable	4,659	4,649
Investment in Limited Partnerships	2,354	2,617
Other Assets	13,860	11,721

Total Assets	$622,567	$586,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$430,594	$400,451
Short-Term Borrowings	1,518	941
Long-Term Debt	89,597	89,637
Other Liabilities	14,273	13,211

Total Liabilities	$535,982	$504,240

Shareholders’ Equity:
Minority Interest	(174)	165
Common Stock, par value $0.01 per share; 10,000,000 shares authorized; 7,317,560 shares issued	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Income	260	947
Retained Earnings	88,070	82,294
Less Treasury Stock: 889,711 and 887,106 shares at cost, respectively	(10,877)	(10,799)

Total Shareholders’ Equity	$86,585	$81,913

Total Liabilities and Shareholders’ Equity	$622,567	$586,153

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$11,904	$11,005	$34,416	$32,206
Interest on Securities	1,401	1,514	4,350	4,530

Total Interest Income	13,305	12,519	38,766	36,736

INTEREST EXPENSE:
Interest on Deposits	2,109	1,586	5,885	4,721
Interest on Borrowings	947	990	2,698	2,847

Total Interest Expense	3,056	2,576	8,583	7,568

NET INTEREST INCOME	10,249	9,943	30,183	29,168

PROVISION FOR LOAN LOSSES	947	1,200	2,452	2,650

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,302	8,743	27,731	26,518

NONINTEREST INCOME:
Service and Other Charges on Deposit Accounts	803	849	2,200	2,510
Other Income	691	649	1,817	1,765
Securities Gains (Losses), Net	2	0	(25)	(72)

Total Noninterest Income	1,496	1,498	3,992	4,203

NONINTEREST EXPENSE:
Salaries and Employee Benefits	3,490	3,349	10,418	9,745
Occupancy Expense	417	420	1,171	1,127
Furniture and Equipment Expense	320	350	983	1,021
Other Expense	1,483	1,602	4,541	4,708

Total Noninterest Expense	5,710	5,721	17,113	16,601

INCOME BEFORE INCOME TAXES	5,088	4,520	14,610	14,120

PROVISION FOR INCOME TAXES	1,367	1,559	4,010	4,588

NET INCOME	$3,721	$2,961	$10,600	$9,532

BASIC NET INCOME PER SHARE	$0.58	$0.46	$1.65	$1.48

DILUTED NET INCOME PER SHARE	$0.58	$0.46	$1.65	$1.48

DIVIDENDS PER SHARE	$0.20	$0.18	$0.75	$0.54

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,600	$9,532
Adjustments:
Depreciation	666	670
Amortization of Premiums and Discounts, Net	245	374
Provision for Loan Losses	2,452	2,650
Loss on Sale of Securities, Net	25	72
(Gain) Loss on Sale of Fixed Assets, Net	(103)	112
Changes in Assets and Liabilities:
(Increase) Decrease in Other Assets	(2,139)	614
Increase in Other Liabilities	1,460	1,071

Total Adjustments	2,606	5,563

Net Cash Provided by Operating Activities	13,206	15,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities/Calls and Paydowns of Securities Available for Sale	19,279	24,616
Proceeds from Sales of Securities	2,500	9,558
Purchase of Bank-Owned Life Insurance	(950)	(1,500)
Purchase of Property and Equipment, Net	(492)	(588)
Purchase of Securities Available for Sale	(16,001)	(30,618)
(Decrease) Increase in Cash Acquired in Consolidation of Limited Partnership	(73)	260
Net Change in Loan Portfolio	(26,858)	(24,760)

Net Cash Used in Investing Activities	(22,595)	(23,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Customer Deposits, Net	30,142	545
Dividends Paid	(4,824)	(3,473)
Purchase of Treasury Stock	(78)	(50)
Increase in Borrowings	537	10,329

Net Cash Provided by Financing Activities	25,777	7,351

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,388	(586)

CASH AND CASH EQUIVALENTS, beginning of period	13,949	12,644

CASH AND CASH EQUIVALENTS, end of period	$30,337	$12,058

SUPPLEMENTAL DISCLOSURES:
Cash Paid For:
Interest	$8,277	$6,790
Income Taxes	5,442	5,570
NONCASH TRANSACTIONS:
Other Real Estate Acquired in Settlement of Loans	$225	$145

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GENERAL

The accompanying unaudited condensed consolidated financial statements as of September 30, 2005, and 2004, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the “Company”). All significant inter-company transactions and accounts have been eliminated.

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

2. NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine-month periods ended September 30, 2005, and 2004. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and nine-month periods ended September 30, 2005, and 2004, was computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist of stock options and warrants and are determined using the treasury stock method. However, the Company has no outstanding stock options or warrants as of September 30, 2005.

The following table represents the earnings per share calculations for the three and nine-month periods ended September 30, 2005, and 2004:

For the Three Months Ended	Net Income	Weighted Average Shares	Net Income Per Share
September 30, 2005 (dollars in thousands):
Net Income	$3,721
Basic Net Income Per Share	$3,721	6,427,908	$0.58
Dilutive Securities	0	0
Diluted Earnings Per Share	$3,721	6,427,908	$0.58

September 30, 2004 (dollars in thousands):
Net Income	$2,961
Basic Net Income Per Share	$2,961	6,430,454	$0.46
Dilutive Securities	0	0
Diluted Earnings Per Share	$2,961	6,430,454	$0.46

For the Nine Months Ended	Net Income	Weighted Average Shares	Net Income Per Share
September 30, 2005 (dollars in thousands):
Net Income	$10,600
Basic Net Income Per Share	$10,600	6,428,434	$1.65
Dilutive Securities	0	0
Diluted Earnings Per Share	$10,600	6,428,434	$1.65

September 30, 2004 (dollars in thousands):
Net Income	$9,532
Basic Net Income Per Share	$9,532	6,430,872	$1.48
Dilutive Securities	0	0
Diluted Earnings Per Share	$9,532	6,430,872	$1.48

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

The following table details the components of comprehensive income, including reclassification adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2005	2004	2005	2004
Net Income	$3,721	$2,961	$10,600	$9,532
Other Comprehensive Income:
Change in Unrealized Holding Gains and (Losses) on Derivatives Arising During the Period, Net of Tax (Benefit) of $40, ($92), $123, and $127, respectively	68	(153)	205	216
Reclassification Adjustment for Net Derivative (Gains) Realized in Net Income, Net of Tax of $20 and $40, respectively	(34)	0	(68)	0
Change in Unrealized Holding Gains and (Losses) on Available-For-Sale Securities Arising During the Period, Net of Tax (Benefit) of ($283), $712, ($504), and ($8), respectively	(472)	1,187	(840)	(14)
Reclassification Adjustments for (Gains) and Losses Realized in Net Income, Net of Tax (Benefit) of $1, ($9), and ($27), respectively	(1)	0	16	45

Comprehensive Income	$3,282	$3,995	$9,913	$9,779

4. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin 105 “Application of Accounting Principles to Loan Commitments,” (SAB 105) stating the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Company carries all loan commitments at fair value, and does not include the value of its servicing or any of internally developed intangible asset in the valuation of its commitments. Thus, the adoption of SAB 105 did not have an impact on the Company’s financial condition or results of operations.

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

5. SEGMENT REPORTING

Under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and First United Security Bank’s (the “Bank”) significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
For the Three Months Ended September 30, 2005:
Net Interest Income	$6,489	$3,793	$(33)	$0	$10,249
Provision for Loan Losses	134	813	0	0	947
Total Noninterest Income	1,210	124	4,132	(3,970)	1,496
Total Noninterest Expense	3,725	1,864	396	(275)	5,710

Income (Loss) Before Income Taxes	3,840	1,240	3,703	(3,695)	5,088
Provision (Benefit) for Income Taxes	805	557	5	0	1,367

Net Income (Loss)	$3,035	$683	$3,698	$(3,695)	$3,721

For the Nine Months Ended September 30, 2005:
Net Interest Income	$19,094	$11,085	$4	$0	$30,183
Provision for Loan Losses	364	2,088	0	0	2,452
Total Noninterest Income	3,222	429	11,278	(10,937)	3,992
Total Noninterest Expense	11,422	5,326	821	(456)	17,113

Income (Loss) Before Income Taxes	10,530	4,100	10,461	(10,481)	14,610
Provision (Benefit) for Income Taxes	2,498	1,500	12	0	4,010

Net Income (Loss)	$8,032	$2,600	$10,449	$(10,481)	$10,600

Other Significant Items:
Total Assets	$612,940	$130,185	$99,508	$(220,066)	$622,567
Total Investment Securities	119,671	0	685	0	120,356
Total Loans	419,945	126,416	0	(124,919)	421,442
Investment in Subsidiaries	2,307	63	84,159	(86,451)	78
Total Interest Income from External Customers	21,639	17,096	31	0	38,766
Total Interest Income from Affiliates	$5,957	$0	$34	$(5,991)	$0

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
For the Three Months Ended September 30, 2004:
Net Interest Income	$6,219	$3,754	$(30)	$0	$9,943
Provision for Loan Losses	450	750	0	0	1,200
Total Noninterest Income	1,137	127	3,424	(3,190)	1,498
Total Noninterest Expense	3,639	1,817	380	(115)	5,721

Income (Loss) Before Income Taxes	3,267	1,314	3,014	(3,075)	4,520
Provision (Benefit) for Income Taxes	988	566	5	0	1,559

Net Income (Loss)	$2,279	$748	$3,009	$(3,075)	$2,961

For the Nine Months Ended September 30, 2004:
Net Interest Income	$18,341	$10,828	$(1)	$0	$29,168
Provision for Loan Losses	712	1,938	0	0	2,650
Total Noninterest Income	3,322	381	10,592	(10,092)	4,203
Total Noninterest Expense	10,755	5,280	886	(320)	16,601

Income (Loss) Before Income Taxes	10,196	3,991	9,705	(9,772)	14,120
Provision (Benefit) for Income Taxes	3,063	1,516	9	0	4,588

Net Income (Loss)	$7,133	$2,475	$9,696	$(9,772)	$9,532

Other Significant Items:
Total Assets	$580,927	$119,287	$92,377	$(204,075)	$588,516
Total Investment Securities	134,316	0	835	0	135,151
Total Loans	398,219	115,827	0	(118,044)	396,002
Investment in Subsidiaries	5,401	87	77,114	(82,500)	102
Total Interest Income from External Customers	20,152	16,589	64	(69)	36,736
Total Interest Income from Affiliates	$5,761	$0	$0	$(5,761)	$0

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

As required under SFAS No. 133, hedge ineffectiveness of these cash flow hedges will be reclassified into earnings based on the extent to which changes in the value of designated hedge instruments do not effectively offset changes in the value of hedged items. The extent of hedge effectiveness is influenced by a number of factors, including interest rate volatility, hedge performance, and correlation. Two cash-flow hedges with a notional amount of $18 million were terminated during the first quarter that resulted in a $592,000 gain which is reported in other comprehensive income. This gain will be reclassified from other comprehensive income to income over the original remaining term of the swaps. During the third quarter of 2005, $54,000 was reclassified into income.

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

	September 30, 2005	December 31, 2004
Standby Letters of Credit	$3,345	$2,011
Commitments to Extend Credit	$57,297	$33,916

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2005, is $3,344,978 and represents the Company’s total credit risk. At September 30, 2005, the Company had $3,344,978 of liabilities and $3,344,978 of receivables associated with standby letter of credit agreements entered into subsequent to December 31, 2002, as a result of the Company’s adoption of Interpretation 45 at January 1, 2003.

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

The emphasis of this discussion is a comparison of Assets, Liabilities, and Shareholders’ Equity as of September 30, 2005, to year-end 2004, while comparing income and expense for the three and nine-month periods ended September 30, 2005, and 2004.

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

COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005, TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

For the third quarter, net income increased $760,000, or 25.7%, resulting in an increase of basic net income per share from $0.46 to $0.58. For the first nine months, net income increased $1,068,000, or 11.2%, resulting in an increase of basic net income per share from $1.48 to $1.65. Annualized return on assets was 2.35% compared to 2.20% for the same period during 2004. Average return on stockholders’ equity increased to 16.79% from 16.64%.

Interest income for the third quarter increased $786,000, or 6.3%, compared to the third quarter of 2004. The increase in interest income was primarily due to an increase in interest earned on loans. This increase is due to an overall increase in the average yield and an increase in the volume of loans outstanding.

For the nine-month period, interest income increased $2.0 million, or 5.5%, over the same period last year. This increase in interest income was primarily due to an increase in interest earned on loans offset somewhat by a decrease in interest earned on investment securities. This increase in loan income is due to both increases in volume and also increases in yield.

Interest expense increased $480,000, or 18.6%, to $3.1 million for the third quarter of 2005, from $2.6 million for the third quarter of 2004. Interest expense increased $1.0 million, or 13.4%, to $8.6 million for the first nine months of 2005 compared to $7.6 million for the first nine months of 2004. This increase in interest expense was due to an overall increase in the average rate paid on deposits along with an increase in these deposits. This was offset somewhat by a small decrease in borrowing cost.

Net interest income increased $306,000, or 3.1%, for the third quarter of 2005 and $1.0 million, or 3.5%, for the first nine months of 2005 as a result of an increase in the yield on loans and securities, which was offset by an increase in interest paid on deposits.

The provision for loan losses was $947,000, or 0.90%, annualized of average loans in the third quarter of 2005, compared to $1.2 million, or 1.21%, annualized of average loans in the third quarter of 2004. The loan loss provision decreased compared to the prior year-to-date due to decreased charge-offs for the first nine months of 2005. The provision for loan losses decreased to $2,452,000 year-to-date 2005 compared to $2,650,000 in 2004. Likewise, the provision for loan losses annualized as a percentage of average loans declined from 0.91% in 2004 to 0.79% this year.

Total non-interest income (excluding security gains and losses) decreased $4,000, or 0.3%, for the third quarter and $258,000, or 6.0%, for the first nine months of 2005. This decrease is attributable to decreases in service charges on deposit accounts due to a significant decline in overdraft and insufficient funds charges.

Total non-interest expense decreased $11,000, or 0.19%, for the third quarter of 2005 to $5.7 million. Total non-interest expense increased $512,000, or 3.08%, for the first nine months of 2005 compared to 2004. This increase was related primarily to an increase in salaries and employee benefits as a result of normal merit increases and higher benefits costs.

Income tax expense decreased $192,000, or 12.3%, during the third quarter of 2005 as compared to the same period a year ago. Income tax expense decreased $578,000, or 12.6%, over the first nine months of 2005. The decrease during the first nine months of 2005 compared to 2004 resulted from lower levels of taxable income, and increased tax-exempt income. The Company continues to realize tax benefits primarily from tax-exempt securities and low-income housing tax credits.

COMPARING THE SEPTEMBER 30, 2005, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2004

In comparing financial condition at September 30, 2005, to December 31, 2004, total assets increased $36.4 million to $622.6 million, while liabilities increased $31.7 million to $536 million. Shareholders’ equity increased $4.7 million as a result of earnings in excess of dividends during the first nine months of 2005.

Investment securities decreased $7.4 million, or 5.8%, during the first nine months of 2005. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, increased $24.8 million from $403,983,000 at December 31, 2004, to $428,813,000 at September 30, 2005, as a result of continued construction and real estate development in the trade areas served by United Security. Deposits increased $30.1 million, or 7.5%, for the first nine months of 2005.

CREDIT QUALITY

At September 30, 2005, the allowance for loan losses was $7.4 million, or 1.7%, of loans net of unearned income, compared to $6.9 million, or 1.7%, of loans net of unearned income at September 30, 2004, and $7.1 million, or 1.8%, of loans net of unearned income at December 31, 2004. The coverage ratio of the allowance for loan losses to non-performing assets increased to 215.8% at September 30, 2005, compared to 186.8% at December 31, 2004, due to a decrease in accruing loans past due 90 days or more, and a decrease in real estate acquired in settlement of loans offset by a small increase in non-accrual loans.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	Nine Months Ended September 30,
	2005	2004
Balance at Beginning of Period	$7,061	$6,842

Charge-Offs	(2,785)	(3,174)
Recoveries	643	614

Net Loans Charged-Off	(2,142)	(2,560)
Additions Charged to Operations	2,452	2,650

Balance at End of Period	$7,371	$6,932

Net charge-offs for the nine months ended September 30, 2005, were $2.1 million or 0.69% of average loans, on an annualized basis, a decrease of $500,000 from the $2.6 million or 0.88% of average loans, on an annualized basis, reported a year earlier. The provision for loan losses for the first nine months of 2005 was $2.5 million, compared to $2.7 million in the first nine months of 2004.

United Security maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (a) management’s estimate of future economic conditions, (b) management’s estimate of the financial condition and liquidity of certain loan customers, and (c) management’s estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At September 30, 2005, it is management’s opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Non-performing assets were as follows (amounts in thousands):

	September 30, 2005	December 31, 2004	September 30, 2004
Loans Accounted for on a Non-Accrual Basis	$1,556	$1,496	$3,387
Accruing Loans Past Due 90 Days or More	249	619	3,624
Real Estate Acquired in Settlement of Loans	1,610	1,664	659

Total	$3,415	$3,779	$7,670

Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	0.79%	0.93%	1.90%

Loans accounted for on a non-accrual basis decreased $1.8 million since September 30, 2004, and increased $60,000 since December 31, 2004. Accruing loans past due 90 days or more decreased $3.4 million, compared to September 30, 2004, and decreased $370,000 since December 31, 2004. Real estate acquired in settlement of loans increased $1.0 million since September 30, 2004, and decreased $54,000 since December 31, 2004.

No loans were considered impaired at September 30, 2005, or at December 31, 2004.

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

The Bank currently has up to $158.8 million in borrowing capacity from the Federal Home Loan Bank and $45 million in established Federal Funds Lines.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2005, and December 31, 2004, United Security and the Bank were in compliance with all regulatory capital requirements.

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

As of September 30, 2005, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic Securities and Exchange Commission filings.

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs
July 1 – July 31	3,100	(1)	$32.70	0	671,918
August 1 – August 31	0		$0.00	0	671,918
Sept. 1 – Sept. 30	0		$0.00	0	671,918
Total	3,100		$32.70	0	671,918	(2)

(1)	The shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

(2)	Under a share repurchase program publicly announced on May 21, 2001, the Company was authorized to repurchase up to 1,429,204 shares of common stock, as adjusted for the two-for-one stock split that was effective June 30, 2003. 757,286 shares have been repurchased to date. The repurchase program expires on June 30, 2006. No shares were repurchased under this program during the third quarter.

ITEM 6.	EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: November 2, 2005

BY:	/s/ ROBERT STEEN
ROBERT STEEN
Its Assistant Vice President, Assistant Treasurer, Principal Financial Officer, and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of United Security Bancshares, Inc. incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Bylaws of United Security Bancshares, Inc. incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.