Form 10-K
period 2005-12-31
UNITED SECURITY BANCSHARES INC
filed 2006-03-15
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, Par Value $0.01 Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2005, was $177,756,380.

The number of shares of common stock outstanding as of March 9, 2006, was 6,422,967 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2006 annual meeting of its shareholders are incorporated by reference into Part III.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2005

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, other periodic reports filed by United Security Bancshares, Inc. and its subsidiaries (“Bancshares”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Bancshares may include “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect Bancshares’ current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

1. Possible changes in economic and business conditions that may affect the prevailing interest rates, the prevailing rates of inflation, or the amount of growth, stagnation, or recession in the global, U.S., Alabama and Mississippi economies, the value of investments, the collectibility of loans and the ability to retain and grow deposits;

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

In addition, Bancshares’ business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item1A herein entitled “Risk Factors.”

PART I

Item 1.	Business.

General

United Security Bancshares, Inc. (“Bancshares”) is a Delaware corporation organized in 1999, as a successor by merger with United Security Bancshares, Inc., an Alabama corporation. Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”), and it operates one banking subsidiary, First United Security Bank (the “Bank”). The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. Bancshares owns all the stock of First Security Courier Corporation (“First Security”), an Alabama corporation organized for the purpose of providing certain bank courier services. The Bank’s wholly-owned Arizona subsidiary, FUSB Reinsurance, Inc. (“FUSB Reinsurance”), reinsures or “underwrites” credit life and credit accident and health insurance policies sold to the Bank’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and a primary third-party insurer retains the remaining risk. The third-party insurer and/or a third-party administrator is responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

The Bank has nineteen banking offices, which are located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa, and Woodstock, Alabama. Its market area includes portions of Bibb, Chilton, Clarke, Choctaw, Hale, Jefferson, Marengo, Monroe, Perry, Shelby, Sumter, Tuscaloosa, Washington and Wilcox Counties in Alabama, as well as Clarke, Lauderdale and Wayne Counties in Mississippi.

The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings and time deposits, personal and commercial loans, credit card and safe deposit box services and the purchase and sale of government securities.

As of December 31, 2005, the Bank had 186 full-time equivalent employees, ALC had 96 full-time equivalent employees and Bancshares had no employees, other than the executive officers of Bancshares who are referenced in Part III, Item 10 of this report.

Competition

Bancshares and its subsidiaries encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with other commercial banks (including at least ten in its service area), credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms, and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

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

As a bank holding company, Bancshares is subject to regulation under the Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to supervision, examination and regulation by applicable state and federal banking agencies, including the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also is subject to various requirements and restrictions under federal and state law, including requirements to maintain allowances against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

In addition to the limitations placed on the payment of dividends at the holding company level, there are various legal and regulatory limits on the extent to which the Bank may pay dividends or otherwise supply funds to Bancshares. Under Alabama law, a bank may not pay a dividend in excess of 90 percent of its net earnings until the bank’s surplus is equal to at least 20 percent of capital. Also, under Alabama law, a bank is required to obtain approval of the Superintendent of Banking prior to the payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of the bank’s net earnings (as defined by statute) for the year, and its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from a bank’s surplus without the prior written approval of the Superintendent of Banking.

In addition, federal and state regulatory agencies have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The inability of the Bank to pay dividends may have an adverse effect on Bancshares.

Bancshares and the Bank also are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

The Gramm-Leach-Bliley Act of 2000 (the “GLB Act”) permits bank holding companies that meet certain management, capital and community reinvestment standards to engage in a substantially broader range of non-banking activities that were previously permitted, including insurance underwriting and merchant banking activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Department of the Treasury, determines by regulation or order is: (i) financial in nature; (ii) incidental to such financial activity; or (iii) complementary to such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Bancshares has elected to become a financial holding company.

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

Subsidiary banks of a bank holding company are subject to certain restrictions on extensions of credit to the bank holding company or any of its non-bank subsidiaries, investments in the stock or other securities thereof, and the acceptance of such stocks or securities as collateral for loans to any borrower. Among other requirements, transactions between a bank and its affiliates must be on an arm’s-length basis.

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

Failure of a financial institution to comply with the Bank Secrecy Act, as amended by the USA Patriot Act, could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with these regulations, and the Bank will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and applicable implementing regulations.

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

Supervision, regulation and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than for the shareholders of the banks.

Available Information

The Bank’s website address is http://www.firstusbank.com (Bancshares does not maintain a website). Bancshares’ annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (“Exchange Act”) are not currently available on the Bank’s website; however, Bancshares continues to assess the expense associated with implementing this feature on the Bank’s website. These reports are available on the Securities and Exchange Commission’s website, http://www.sec.gov, and Bancshares will provide paper copies of these reports free of charge upon written request.

Item 1A. Risk Factors.

Making or continuing an investment in securities issued by Bancshares, including our common stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on Bancshares. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause Bancshares’ actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of Bancshares.

Risks Related to Our Business

The banking industry is highly competitive which could result in loss of market share and adversely affect our business.

We encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. We compete with other commercial banks (including at least ten in our service area), credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms, and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

We are subject to extensive governmental regulation, which could have an adverse impact on our operations.

The banking industry is extensively regulated and supervised under both federal and state law. We are subject to the regulation and supervision of the Federal Reserve Board, the FDIC, and the Superintendent of Banking of the State of Alabama. These regulations are intended primarily to protect depositors, the public, and the FDIC insurance funds, and are not intended to protect shareholders. Additionally, Bancshares, the Bank and certain of its subsidiaries are subject to regulation, supervision and examination by other regulatory authorities, such as the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities and insurance regulators. We are subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws, and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, the Bank and its subsidiaries. We cannot assure you that such modifications or new laws will not adversely affect us. Our regulatory position is discussed in greater detail under “Item 1. Business—Supervision and Regulation.”

Rapid and significant changes in market interest rates may adversely affect our performance.

Most of our assets and liabilities are monetary in nature and subject us to significant risks from changes in interest rates. Our profitability depends to a large extent on our net interest income, and changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities.

Our results of operations are affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, and changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. These differences could result in an increase in interest expense relative to interest income or a decrease in our interest rate spread. For a more detailed discussion of these risks and our management strategies for these risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies, and general economic conditions. Despite our strategies to manage interest rate risks, changes in interest rates can still have a material adverse impact on our profitability.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.

The results of operations of Bancshares are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate or the federal funds rate on bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the U.S. Government and other governments in responding to such terrorist attacks or the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

If we experience greater loan losses than anticipated, our earnings may be adversely affected.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio will relate principally to the creditworthiness of individuals and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets.

We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential loan losses based on a number of factors. We believe that the allowance for loan losses is adequate. However, if our assumptions or judgments are wrong, the allowance for loan losses may not be sufficient to cover actual loan losses. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

Our profitability and liquidity may be affected by changes in economic conditions in the areas where our operations or loans are concentrated.

Bancshares’ success depends to a certain extent on the general economic conditions of the geographic markets served by the Bank and its subsidiaries in the states of Alabama and Mississippi. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Adverse changes in the economic conditions of the southeastern United States in general or any one or more of these local markets could negatively impact the financial results of Bancshares’ banking operations and have a negative effect on its profitability.

Hurricanes could cause a disruption in our operations which could have an adverse impact on the results of operations.

Some of our operations are located in the areas bordering the Gulf of Mexico, a region that is susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us.

We need to stay current on technological changes in order to compete and meet customer demands.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable financial institutions to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations.

We cannot guarantee that we will pay dividends to shareholders in the future.

Cash available to pay dividends to our shareholders is derived from dividends paid by the Bank. The ability of the Bank to pay dividends, as well as our ability to pay dividends to our shareholders, will continue to be subject to and limited by the results of operations of the Bank and by certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to our payment of dividends to shareholders. There can be no assurance of whether or when we may pay dividends to our shareholders in the future.

The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can negatively affect the performance of most of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, our investment securities.

The fair market value of the securities in our portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

Risks Related to the Securities Market

Securities issued by Bancshares, including our common stock, are not FDIC insured.

Securities issued by Bancshares, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Bank Insurance Fund, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

Future issuances of additional securities could result in dilution of your ownership.

We may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. These issuances of our securities will dilute the ownership interests of our shareholders.

Our common stock price is volatile, which could result in substantial losses for individual stockholders.

The market prices of our common stock have been volatile, and we expect that they will continue to be volatile. In particular, our common stock may be subject to significant fluctuations in response to a variety of factors, including but not limited to:

•	general economic and business conditions;

•	actual or anticipated variations in quarterly operating results;

•	failure to meet analyst predictions and projections;

•	announcements of innovations or new services by us or our competitors;

•	changing market conditions in the financial services industry;

•	collectibility of loans;

•	monetary and fiscal policies, laws and regulations and other activities of the government, agencies and similar organizations;

•	cost and other effects of legal and administrative cases and proceedings, claims, settlements and judgments;

•	additions or departures of key personnel;

•	our sales of common stock or other securities in the future; and

•	other events or factors, many of which are beyond our control.

Due to these factors, you may not be able to sell your stock at or above the price you paid for it, which could result in substantial losses.

Our results of operations depend upon the results of operations of our subsidiaries.

There are various regulatory restrictions on the ability of our subsidiaries to pay dividends or make other payments to us. In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, will be subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Bancshares owns no property and does not expect to own any property; however, the business of Bancshares is conducted from the nineteen offices of the Bank and the Bank owns all of its offices in fee simple without encumbrances, except the new office in Columbiana, which is leased. The Bank paid $2,150 for an option to lease the Columbiana property in 2005. ALC leases office space throughout Alabama and Southeast Mississippi but owns no property. During 2005, the aggregate annual rental payments for office space for ALC totaled approximately $363,292.

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

Bancshares’ common stock trades under the symbol “USBI” on The Nasdaq SmallCap Market. The sales price range for Bancshares’ common stock during each calendar quarter of 2004 and 2005 are shown below. The market prices represent sales prices as reported in the Nasdaq Historical Quotes. Additionally, Bancshares has declared dividends on its common stock on a quarterly basis in the past two years, as shown below.

	High	Low	Dividends Declared
2004
First Quarter	$30.86	$22.31	$0.18
Second Quarter	27.99	18.38	0.18
Third Quarter	28.14	19.67	0.18
Fourth Quarter	33.41	27.01	0.18

2005
First Quarter	$33.66	$27.43	$0.35
Second Quarter	32.50	24.02	0.20
Third Quarter	35.47	26.00	0.20
Fourth Quarter	32.48	24.50	0.20

The last reported sales price of Bancshares’ Common Stock as reported in the Nasdaq Historical Quotes on March 9, 2006, was $25.70.

As a holding company, Bancshares, except under extraordinary circumstances, will not generate earnings of its own, but will rely solely on dividends paid to it by the Bank as the source of income to meet its expenses and pay dividends. Under normal circumstances, Bancshares’ ability to pay dividends will depend entirely on the ability of the Bank to pay dividends to Bancshares. The Alabama Banking Code imposes certain restrictions on the Bank regarding the payment of dividends. Under Alabama law, the Bank may not pay a dividend in excess of 90 percent of its net earnings until the Bank’s surplus is equal to at least 20 percent of capital. The Bank is required to obtain approval of the Superintendent of Banking prior to the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (a) the Bank’s net earnings (as defined by statute) for that year plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from the Bank’s surplus without the prior written approval of the Superintendent of Banking.

Bancshares’ management currently expects that comparable cash dividends will be paid in the future.

Bancshares has one class of common stock. As of March 9, 2006, there were approximately 931 shareholders of Bancshares.

Issuer Purchases of Equity Securities

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of common stock.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs
October 1 – October 31	3,400	(1)	$26.22	(1)	0	671,918

November 1 – November 30	0		$0.00		0	671,918

December 1 – December 31	0		$0.00		0	671,918

Total	3,400	(1)	$26.22	(1)	0	671,918	(2)

(1)	The shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).
(2)	Under a share repurchase program publicly announced on May 21, 2001, Bancshares was authorized to repurchase up to 1,429,204 shares of common stock, as adjusted for the two-for-one stock split that was effective June 30, 2003. 757,286 shares were repurchased under the program. On January 19, 2006, the Board terminated the repurchase program, which was scheduled to expire on June 30, 2006, and approved a new repurchase program. Under the new repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2007, the expiration date of the new repurchase program.

In addition to the repurchased shares reflected in the table, 135 shares were purchased in August 2005, at an average price per share of $29.31 in open-market transactions by a trust established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.

Item 6. Selected Financial Data.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In Thousands of Dollars, Except Per Share Amounts)
RESULTS OF OPERATIONS
Interest Income	$52,679	$49,434	$46,722	$45,752	$47,776
Interest Expense	11,810	10,369	11,197	14,134	18,419

Net Interest Income	40,869	39,065	35,525	31,618	29,357
Provision for Loan Losses	3,853	3,724	3,505	3,859	5,255
Non-Interest Income	5,278	5,755	5,724	5,069	4,730
Non-Interest Expense	23,059	22,045	21,306	20,032	19,493

Income Before Income Taxes	19,235	19,051	16,438	12,796	9,339
Income Taxes	5,579	5,920	5,023	3,621	2,552

Net Income Before Cumulative Effect of a Change in Accounting Principle	$13,656	$13,131	$11,415	$9,175	$6,787

Cumulative Effect of a Change in Accounting Principle	$0	$0	$0	$0	$(200)

Net Income After Cumulative Effect of a Change in Accounting Principle	$13,656	$13,131	$11,415	$9,175	$6,587

Net Income Per Share
Basic	$2.12	$2.04	$1.77	$1.41	$0.95
Diluted	$2.12	$2.04	$1.77	$1.41	$0.94
Average Number of Shares Outstanding*	6,428	6,431	6,432	6,506	6,988

PERIOD END STATEMENT OF CONDITION
Total Assets	$621,483	$586,153	$567,188	$535,318	$523,112
Loans, Net	431,527	396,922	379,736	351,434	332,994
Deposits	426,231	400,451	387,680	353,100	354,815
Long-Term Debt	89,588	89,637	95,755	105,874	95,992
Shareholders’ Equity	87,709	81,913	73,329	67,032	65,206

AVERAGE BALANCES
Total Assets	$607,837	$582,048	$549,705	$532,409	$516,305
Earning Assets	552,846	533,008	511,220	498,868	486,615
Loans, Net of Unearned Discount	418,548	391,435	365,532	345,374	318,453
Deposits	417,666	391,852	372,142	357,539	345,919
Long-Term Debt	90,715	99,028	100,547	99,597	96,045
Shareholders’ Equity	85,154	77,623	69,421	65,309	67,736

PERFORMANCE RATIOS
Net Income to:
Average Total Assets	2.25%	2.26%	2.08%	1.72%	1.28%
Average Shareholders’ Equity	16.04%	16.92%	16.44%	14.05%	9.72%
Average Shareholders’ Equity to:
Average Total Assets	14.01%	13.34%	12.63%	12.27%	13.12%
Dividend Payout Ratio	44.75%	35.27%	37.75%	42.35%	53.98%

*	A two-for-one stock split was authorized and implemented in 2003. Accordingly, all shares outstanding in prior years have been adjusted to reflect the stock split.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

United Security Bancshares, Inc., a Delaware corporation (“United Security” or the “Company”), is a bank holding company with its principal offices in Thomasville, Alabama. United Security operates a commercial banking subsidiary, First United Security Bank (the “Bank”). At December 31, 2005, the Bank operated eighteen banking offices located in Thomasville, Coffeeville, Fulton, Gilbertown, Grove Hill, Butler, Jackson, Brent, Centreville, Woodstock, Harpersville, Calera, Bucksville, and Tuscaloosa, Alabama. Its market area includes Clarke, Choctaw, Bibb, Shelby, Tuscaloosa and portions of Marengo, Sumter, Washington, Wilcox, Chilton, Hale, Monroe, Perry and Jefferson Counties in Alabama, as well as Clarke, Lauderdale, and Wayne Counties in Mississippi. United Security is also the parent company of First Security Courier Corporation (“FSCC”), an Alabama corporation. FSCC is a courier service organized to transport items for processing to the Federal Reserve for companies located in Southwest Alabama. The Bank opened its nineteenth banking office in Columbiana, Alabama, during March 2006.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC has twenty-five offices located in Alabama and Southeast Mississippi. The headquarters of ALC is located in Jackson, Alabama. The Bank represents the funding source for ALC.

The Bank’s sole business is banking; therefore, loans and investments are its principal sources of income. The Bank contributed approximately $10.2 million to consolidated net income in 2005, while ALC contributed approximately $3.3 million. The Bank provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals.

FUSB Reinsurance, Inc. (“FUSB Reinsurance”), an Arizona corporation and wholly-owned subsidiary of the Bank, reinsures or “underwrites” credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and the primary third-party insurer retains the remaining risk. The third-party insurer also is responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

At December 31, 2005, United Security had consolidated assets of $621.5 million, deposits of $426.2 million, and shareholders’ equity of $87.7 million. Total assets increased by $35.3 million, or 6%, in 2005. Net income increased from $13.1 million in 2004 to $13.7 million in 2005. Net income per share increased from $2.04 in 2004 to $2.12 in 2005.

A two-for-one stock split was implemented in July 2003. This stock split increased common stock to an average of 6.4 million shares outstanding; however, total shareholders’ equity was not affected by the split. All shares outstanding and dividend per share numbers for prior years have been adjusted as a result of the stock split.

A high priority continues to be placed on efficiency and uniformity among the Bank’s nineteen offices and ALC’s twenty-five offices in an effort to improve the delivery of services to our customers. The loan review process continues to receive strong emphasis in our quality-control program. Particular emphasis is being directed toward effective loan origination and credit quality control.

Delivery of the best possible services to customers remains an overall operational focus of the Bank. We recognize that attention to details and responsiveness to customers’ desires are critical to customer satisfaction. The Bank continues to employ the most current technology, both in its financial services and in the training of its 282 full-time equivalent employees, to ensure customer satisfaction and convenience.

        The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security, and should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of this discussion will be on the years 2005, 2004, and 2003. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

Forward-Looking Statements

This Annual Report, other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of the Company may include “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect the Company’s current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

1.	Possible changes in economic and business conditions that may affect the prevailing interest rates, the prevailing rates of inflation, or the amount of growth, stagnation, or recession in the global, United States, and Alabama and Mississippi economies, the value of investments, the collectibility of loans and the ability to retain and grow deposits;

2.	Possible changes in monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;

3.	The effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, other potential regulatory changes, and attendant changes in patterns and effects of competition in the financial services industry; and

4.	The ability of the Company to achieve its expected operating results including the continued growth of the markets in which the Company operates consistent with recent historical experience and the Company’s ability to expand into new markets and to maintain profit margins.

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

The Company maintains the allowance for loan losses at a level deemed adequate by management to absorb probable losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to management’s estimate of (a) future economic conditions, (b) the financial condition and liquidity of certain loan customers, and (c) collateral values of property securing certain loans. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Both fair-value and cash-flow hedges require assumptions related to the impact of changes in interest rates on the fair- value of the derivative and the item being hedged. These assumptions are documented at inception to demonstrate effective hedging of the designated risk. If these assumptions do not accurately reflect future changes in the fair-value, the Company may be required to discontinue the use of hedge accounting for that derivative. This change in accounting treatment could affect current period earnings.

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

Supplemental Compensation Benefits Agreements

The Company and the Bank have entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under the agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance policies used to fund the agreements. Should these estimates prove materially wrong, the cost of the agreements could change accordingly.

Rescission Offer

During a review of the Company’s compliance with the Securities and Exchange Commission (the “SEC”) rules and regulations in October 2003, it was discovered that the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions) (the “Plan”), maintained for the benefit of the Company’s employees, had purchased a greater number of shares of common stock than had been initially registered with the SEC under the Plan by the Company. Although all of the purchases under the Plan were made in a manner consistent with the Plan and the investment elections of the Plan participants, the Company determined that the purchases of up to 30,790 shares of common stock by participants in the Plan may not have been properly registered in accordance with the Securities Act of 1933. Since participants who purchased such securities may have had a right to require the Company to rescind the sale of such common stock, the Company offered to rescind the purchase of such stock issued to the Plan participants. The rescission offer expired on March 10, 2004, and no participants elected to accept the rescission offer by the Company.

Operating Results

Summary of Operating Results

	Year Ended December 31,
	2005	2004	2003
	(In Thousands of Dollars)
Total Interest Income	$52,679	$49,434	$46,722
Total Interest Expense	11,810	10,369	11,197

Net Interest Income	40,869	39,065	35,525
Provision for Loan Losses	3,853	3,724	3,505

Net Interest Income After Provision for Loan Losses	37,016	35,341	32,020
Non-Interest Income	5,278	5,755	5,724
Non-Interest Expense	23,059	22,045	21,306

Income Before Income Taxes	19,235	19,051	16,438
Applicable Income Taxes	5,579	5,920	5,023

Net Income	$13,656	$13,131	$11,415

Net Interest Income

Net interest income (interest income less interest expense) is an effective measurement of how well management has matched interest-earning assets and interest-bearing liabilities and is the Bank’s principal source of income. Fluctuations in interest rates materially affect net interest income. The accompanying graph analyzes these changes.

Net interest income increased by $1.8 million, or 4.6%, in 2005, compared to an increase of 10.0% and 12.4% in 2004 and 2003, respectively. Volume, rate and yield changes in interest-earning assets and interest-bearing liabilities contributed to the increase in net interest income. Average interest-earning assets increased by $19.8 million, or 3.7%, in 2005, while average interest-bearing liabilities - increased $5.4 million, or 1.2%. Volume changes of equal amounts in interest-earning assets and interest-bearing liabilities generally increase net interest income because of the spread between the yield on loans and investments and the rates paid on interest-bearing liabilities. In 2005, average interest-earning assets outgained average interest-bearing liabilities by $14.5 million, and the average increase in interest rates and volume changes increased both interest income and interest expense.

The Bank’s ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percent of average earning assets. The interest margin was 7.4% in 2005, 7.3% in 2004, and 7.0% in 2003.

Interest margins are affected by several factors, one of which is the relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities. This factor determines the effect that fluctuating interest rates will have on net interest income. Rate-sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a relatively short time. The Bank’s objective in managing interest rate sensitivity is to achieve reasonable stability in the interest margin throughout interest rate cycles by maintaining the proper balance of rate sensitive assets and liabilities. For further analysis and discussion of interest rate sensitivity, refer to the section entitled “Liquidity and Interest Rate Sensitivity Management” below.

Another factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement gives a more accurate representation of the effect market interest rate movements have on interest rate-sensitive assets and liabilities. The interest rate spread was 2.1% in 2005, 1.9% in 2004, and 2.2% in 2003. The average amount of the interest-bearing liabilities as noted in the table, “Yields Earned on Average Interest Earning Assets and Rates Paid on Average Interest Bearing Liabilities,” increased 1.2% in 2005, while the average rate of interest paid increased from 2.4% in 2004 to 2.6% in 2005. Average interest-earning assets increased 3.7% in 2005, while the average yield on earning assets increased from 9.3% in 2004 to 9.5% in 2005.

The percentage of earning assets funded by interest-bearing liabilities also affects the Bank’s interest margin. The Bank’s earning assets are funded by interest-bearing liabilities, non-interest bearing demand deposits, and shareholders’ equity. The net return on earning assets funded by non-interest bearing demand deposits and shareholders’ equity exceeds the net return on earning assets funded by interest-bearing liabilities. The Bank maintains a relatively consistent percentage of earning assets funded by interest-bearing liabilities. In 2005, 80.9% of the Bank’s average earning assets were funded by interest-bearing liabilities as opposed to 82.9% in 2004 and 83.9% in 2003.

Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	December 31,
	2005			2004			2003
	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %
	(In Thousands of Dollars, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans (Note A)	$418,548	$46,914	11.21%	$391,435	$43,438	11.10%	$365,532	$40,577	11.10%
Taxable Investments	114,905	4,894	4.26%	121,503	5,066	4.17%	129,061	5,246	4.06%
Non-Taxable Investments	19,393	871	4.49%	20,055	930	4.64%	16,627	899	5.41%
Federal Funds Sold	0	0	0.00%	15	0	0.00%	0	0	0.00%

Total Interest-Earning Assets	552,846	52,679	9.53%	533,008	49,434	9.27%	511,220	46,722	9.14%

Non-Interest Earning Assets:
Other Assets	54,991			49,040			38,485

Total	$607,837			$582,048			$549,705

LIABILITIES AND SHAREHOLDERS EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$80,295	$638	0.79%	$76,045	$509	0.67%	$73,023	$578	0.79%
Savings Deposits	57,246	539	0.94%	52,632	442	0.84%	47,709	469	0.98%
Time Deposits	217,888	6,985	3.21%	212,407	5,601	2.64%	206,737	6,209	3.00%
Borrowings	91,959	3,648	3.97%	100,950	3,817	3.78%	101,571	3,941	3.88%

Total Interest-Bearing Liabilities	447,388	11,810	2.64%	442,034	10,369	2.35%	429,040	11,197	2.61%

Non-Interest-Bearing Liabilities:
Demand Deposits	62,237			50,768			44,673
Other Liabilities	13,058			11,623			6,571
Shareholders’ Equity	85,154			77,623			69,421

Total	$607,837			$582,048			$549,705

Net Interest Income (Note B)		$40,869			$39,065			$35,525

Net Yield on Interest-Earning Assets			7.39%			7.33%			6.95%

Note A –	For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans amounted to $5,662,303, $1,496,679, and $1,879,007 for 2005, 2004, and 2003, respectively.
Note B –	Loan fees of $3,205,322, $3,270,294, and $3,015,525 for 2005, 2004, and 2003, respectively, are included in interest income amounts above.

Changes in Interest Earned and Interest Expense Resulting from Changes in Volume and Changes in Rates

	2005 Compared to 2004 Increase (Decrease) Due to Change In:			2004 Compared to 2003 Increase (Decrease) Due to Change In:			2003 Compared to 2002 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net	Volume	Average Rate	Net
	(In Thousands of Dollars)
Interest Earned On:
Loans	$3,009	$467	$3,476	$2,875	$(14)	$2,861	$2,187	$912	$3,099
Taxable Investments	(275)	104	(171)	(307)	126	(181)	(378)	(1,637)	(2,015)
Non-Taxable Investments	(31)	(28)	(59)	185	(154)	31	(24)	(84)	(108)
Federal Funds	0	0	0	0	0	0	(6)	0	(6)

Total Interest-Earning Assets	2,703	543	3,246	2,753	(42)	2,711	1,779	(809)	970

Interest Expense On:
Demand Deposits	28	101	129	24	(94)	(70)	63	(184)	(121)
Savings Deposits	39	58	97	48	(75)	(27)	60	(236)	(176)
Time Deposits	145	1,239	1,384	170	(778)	(608)	66	(1,919)	(1,853)
Other Liabilities	(340)	171	(169)	(24)	(100)	(124)	(34)	(877)	(911)

Total Interest-Bearing Liabilities	(128)	1,569	1,441	218	(1,047)	(829)	155	(3,216)	(3,061)

Increase in Net Interest Income	$2,831	$(1,026)	$1,805	$2,535	$1,005	$3,540	$1,624	$2,407	$4,031

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual losses experienced during the year and management’s judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $3.2 million during the year, and a provision of $3.9 million was expensed for loan losses in 2005, compared to $3.7 million in 2004 and $3.5 million in 2003. The ratio of the allowance to loans net of unearned income at December 31, 2005 and 2004, was 1.75%. Net charge-offs have declined significantly over the past five years from a high of $5.2 million in 2001 to a low of $3.2 million in 2005. Likewise, the ratio of net charge-offs to average loans also has declined. Net charge-offs decreased $285,000 from 2004 to 2005, and the ratio of net charge-offs to average loans declined to 0.77%. For additional information regarding the Company’s allowance for loan losses, see “Loans and Allowance for Loan Loss” below.

Non-Interest Income

The following table presents the major components of non-interest income for the years indicated.

	Year Ended December 31,
	2005	2004	2003
	(In Thousands of Dollars)
Service Charges and Other Fees on Deposit Accounts	$2,941	$3,259	$3,316
Credit Insurance Commissions and Fees	770	937	977
Bank-Owned Life Insurance	419	370	370
Investment Security (Losses) Gains, Net	(37)	(38)	52
Other Income	1,185	1,227	1,009

Total Non-Interest Income	$5,278	$5,755	$5,724

Non-interest income consists of revenues generated by a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales and trading activities. In addition, gains and losses from the sale of investment portfolio securities are included in non-interest income.

Total non-interest income decreased $476,639 or 8.3% in 2005. This compares to an increase of 0.5% in 2004, and an increase of 12.9% in 2003. The 2005 decrease can be attributed to a 9.7%, or $317,383, decrease in service and other charges on deposit accounts and a 17.9%, or $167,777, decrease in credit life insurance income. The decrease in service charge income for 2005 is due to a significant reduction in customer overdrafts and accounts with non-sufficient funds. The income generated by overdraft and non-sufficient funds charges decreased by $300,950 in 2005 compared to a decrease of $53,637 in 2004.

The Bank’s subsidiary, FUSB Reinsurance, Inc., which reinsures or “underwrites” credit life and credit accident and health insurance policies sold to the Bank’s consumer loan customers, generated premiums and commissions of $769,648 in 2005, $937,425 in 2004, and $977,183 in 2003. The 2005 premiums and commissions declined due to fewer policies being sold as demand for this product decreased in 2005.

The Company and the Bank entered into supplemental compensation benefit agreements with the directors and certain executive officers in 2002. The Bank purchased Bank-owned life insurance policies to fund those agreements. The income recognized on these Bank-owned policies was $418,576 in 2005, $369,590 in 2004 and $370,318 in 2003.

Non-recurring items of non-interest income include securities gains and losses. Investment securities sold had a net loss of $37,232 in 2005 compared to a $37,716 loss in 2004 and a $51,680 gain in 2003. Income generated in the area of securities gains and losses is dependent on many factors including investment portfolio strategies, interest rate changes, and the short, intermediate, and long-term outlook for the economy.

Other income includes fee income generated from other banking services such as letters of credit, ATMs, debit and credit cards, check cashing and wire transfers. Other income decreased $42,000, or 3.4%, in 2005 compared to a 21.6% increase in 2004 and a 17.5% increase in 2003.

The Bank continues to search for new sources of non-interest income. These sources will come from innovative ways of performing currently provided banking services, as well as providing new services in the future.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years indicated.

	Year Ended December 31,
	2005	2004	2003
	(In Thousands of Dollars)
Compensation and Benefits	$14,146	$12,964	$12,377
Occupancy	1,552	1,498	1,408
Furniture and Equipment	1,338	1,371	1,356
Impairment on Limited Partnerships	357	345	562
Legal, Accounting and Other Professional Fees	802	1,078	539
Stationary and Supplies	531	506	526
Telephone/Communication	429	435	429
Advertising	330	253	350
Collection and Recovery	289	246	326
Other	3,285	3,349	3,433

Total Non-Interest Expense	$23,059	$22,045	$21,306

Efficiency Ratio	50.0%	49.2%	51.7%
Total Non-Interest Expense to Average Assets	3.8%	3.8%	3.9%

Non-interest expense consists primarily of four major categories: salaries and employee benefits, occupancy expense, furniture and equipment expense, and other expense. Most of the expenses in these categories have increased due to the normal course of doing business; however, a full year of operation of the Tuscaloosa office accounted for a substantial portion of the 2004 increase over 2003. The ratio of non-interest expense to average assets remained stable during the period at 3.8%, 3.8% and 3.9% in 2005, 2004, and 2003, respectively.

The efficiency ratio was computed by dividing total non-interest expense by net interest income and non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio for 2005 was 50.0%, compared to 49.2% in 2004 and 51.7% during 2003.

Total compensation and benefits increased approximately $1,182,336, or 9.1%, in 2005. This increase is attributable to a combination of normal merit adjustments, incentives, an increase in the costs of the group health care plan, as well as the supplemental compensation benefit plan. Additionally, United Security sponsors an employee stock ownership plan with 401(k) provisions. The Company made matching contributions totaling $430,147, $427,926 and $402,710 in 2005, 2004, and 2003, respectively. The increases in compensation expense of 4.7% in 2004 and 7.7% in 2003 are due in part to the staffing of the new Calera and Tuscaloosa offices. At December 31, 2005, the Bank had 282 full-time equivalent employees compared to 285 in 2004, and 284 in 2003.

Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes, and other expenses associated with maintaining eighteen banking offices and twenty-five finance company offices. On December 31, 2005, the Bank owned all of the banking offices; however, the Columbiana office which opened in the first quarter of 2006 is leased. All ALC offices are leased. Net occupancy expense increased 3.5% in 2005, 6.4% in 2004, and 3.6% in 2003. The increase in 2005 is due to increases in rent expense and utility expense. The more significant increase in 2004 is due to the full year of operations at the new Tuscaloosa office.

Furniture and equipment expense decreased 2.4% in 2005, compared to an increase of 1.1% in 2004 and a decrease of 2.5% in 2003.

The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under the cost method. The investment balances in these partnerships were $2.2 million, $2.6 million, and $3.0 million at December 31, 2005, 2004 and 2003, respectively. Losses amounted to $357,000, $345,000 and $562,000 for 2005, 2004, and 2003, respectively. Management analyzes these investments annually for potential impairment.

During 2005, legal, accounting and other professional fees decreased $276,000, compared to increases of $539,000 for 2004 and $134,000 for 2003. The decrease in 2005 was due to the unusual increase in 2004 that was due to significant expenditures required for compliance with Section 404 of the Sabanes-Oxley Act.

The opening of the Columbiana office in the first quarter of 2006 will increase non-interest expense; however, the increase is not expected to be greater than any other new office opening. It is expected that the increase in non-interest expense will lead to an increase in non-interest income, as well as an increase in net interest income.

Financial Condition

United Security’s financial condition depends primarily on the quality and nature of the Bank’s assets, liabilities, and capital structure, the quality of its personnel, and the prevailing market and economic conditions.

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

The Bank provided funding to ALC, its finance company, of approximately $123.5 million in 2005. ALC reported net income of $3.3 million for the year ended December 31, 2005. This is a slight decline from the $3.4 million in 2004 and an improvement over the $2.5 million in 2003.

Management believes the most significant factor in producing quality financial results is the Bank’s ability to react properly and in a timely manner to changes in interest rates. Management, therefore, continues to maintain a more balanced position between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

Provision for Income Taxes

United Security continues to receive income tax benefits from tax exempt interest income on loans, investment securities, and tax credits. The Company’s effective tax rate for 2005 was 29% and 31% for 2004 and 2003.

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

Loans and Allowance for Loan Loss

Total loans outstanding increased by $35.2 million in 2005 with $439.2 million outstanding at year-end. Loans represent 78.3% of the Company’s earning assets and provide 89.1% of the Company’s interest income.

Real estate loans make up 68.1% of total gross loans at year-end 2005, down from 68.5% last year. These loans consist of construction loans to both businesses and individuals for residential and commercial development, commercial buildings and apartment complexes, with most of this activity being commercial. Real estate loans also consist of other loans secured by real estate, such as one-to-four family dwellings, including mobile homes, loans on land only, multi-family dwellings, non-farm, non-residential real estate and home equity loans. While the ratio of real estate loans to total loans has declined slightly from 2004 to 2005, real estate loans increased $22.4 million over that time period. Real estate lending remains a primary focus of the Company.

Commercial loans totaled $39.0 million at year-end 2005. These loans increased $5.5 million, or 16.6%, from year-end 2004 to year-end 2005. Continued growth in our new market areas contributed to this increase.

Consumer loans are the second largest group of loans which represents 24.6% of the total loans outstanding. They amounted to $108.0 million at year-end 2005, a 7.4% increase from 2004. These loans include loans to individuals for household, family and other personal expenditures, including credit cards and other related credit plans. 63.4% of these loans were originated at ALC. Consumer loans at ALC increased 3.7% from 2004 to 2005, all of which are attributed to normal growth in existing offices. Consumer loans at the Bank grew $1.4 million, or 3.3%, from year-end 2004 to 2005.

The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio and changes in its risk profile, credit concentrations, historical trends, and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors. Though management believes the allowance for loan losses to be adequate, taking into consideration the views of its regulators and the current economic environment, there can be no assurance that the allowance for loan losses is sufficient and ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary they are reported in earnings during periods they become known.

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

Loan officers and other personnel handling loan transactions undergo frequent training dedicated to improving the credit quality, as well as the yield of the loan portfolio. The Bank utilizes a written loan policy, which attempts to guide lending personnel in applying consistent underwriting standards. This policy is intended to aid loan officers and lending personnel in making sound credit decisions and to assure compliance with state and federal regulations.

In order to better manage credit risk, ALC carefully oversees its portfolio through formal underwriting standards, monitoring of customer payments and active follow-up. ALC assesses the adequacy of the allowance for loan losses on an aggregate level based upon recent delinquency status, levels of loans in bankruptcy and on non-accrual status, and estimates of inherent loss based on historical charge-off trends and economic conditions. ALC continues to concentrate more on loans secured by real estate and places less emphasis on automobile loans.

The following table shows the Company’s loan distribution as of December 31, 2005, 2004, 2003, 2002, and 2001.

	December 31,
	2005	2004	2003	2002	2001
	(In Thousands of Dollars)
Commercial, Financial, and Agricultural	$38,981	$33,443	$34,865	$40,145	$45,345
Real Estate	299,140	276,698	265,443	241,668	216,979
Installment (Consumer)	108,022	100,605	93,560	82,570	83,783
Less: Unearned Interest, Commissions, and Fees	6,922	6,763	7,290	6,326	6,523

Total	$439,221	$403,983	$386,578	$358,057	$339,584

The amounts of total loans (excluding installment loans) outstanding at December 31, 2005, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years, and (3) more than five years, are shown in the following table.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In Thousands of Dollars)
Commercial, Financial, and Agricultural	$26,487	$11,506	$988	$38,981
Real Estate-Mortgage	127,453	79,460	92,227	299,140

Total	$153,940	$90,966	$93,215	$338,121

Variable rate loans totaled approximately $93.3 million and are included in the one-year category.

The Bank and ALC ended the year with an allowance for loan losses of $7.7 million, an increase of $633,000 from December 31, 2004. The ratio of the allowance to loans net of unearned income for ALC at December 31, 2005, increased from 2.91% at December 31, 2004, to 3.12%, while the ratio at the Bank declined from 1.25% at December 31, 2004, to 1.15% at year-end 2005. Total loans charged off in 2005 totaled $4.0 million. Recoveries on loans previously charged off totaled $795,000, resulting in net charge-offs of $3.2 million. Net charge-offs for 2004 totaled $3.5 million. Management charged to operations $3.9 million in 2005 as an addition to the allowance for loan losses. This compares to $3.7 million charged to operations for 2004 and $3.5 million for 2003. Net charge-offs of $3.2 million in 2005 consist of $2.5 million from ALC and $700,000 from the Bank. Net loan charge-offs as a percentage of average loans declined from 0.9% in 2004 to 0.8% in 2005.

Non-Performing Assets

The following table presents information on non-performing loans and real estate acquired in settlement of loans.

	December 31,
	2005	2004	2003	2002	2001
	(In Thousands of Dollars)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$5,662	$1,496	$1,879	$6,228	$2,595
Accruing Loans Past Due 90 Days or More	1,203	619	382	1,433	2,346
Real Estate Acquired in Settlement of Loans	1,750	1,664	2,608	1,296	1,342

Total	$8,615	$3,779	$4,869	$8,957	$6,283

Non-Performing Assets as a Percent of Net Loans and Other Real Estate	1.95%	0.93%	1.26%	2.50%	1.84%

Accruing loans past due 90 days or more at December 31, 2005, totaled $1,203,000. These loans are secured, and, taking into consideration the collateral value and the financial strength of the borrowers, management believes there will be no loss in these accounts and allowed the loans to continue accruing.

Impaired loans totaled $5.7 million, $0, and $1.3 million as of December 31, 2005, 2004, and 2003, respectively. There was approximately $816,283 and $198,123 in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2005, and 2003. $4.5 million of the impaired loans at December 31, 2005, were made by ALC. The average recorded investment in impaired loans for 2005, 2004, and 2003 was approximately $2.5 million, $1.3 million, and $1.7 million, respectively. In prior years management disclosed only large non-performing loans analyzed on an individual basis as impaired. In 2005, because of the number of smaller non-performing loans at ALC, management has decided to disclose all loans on non-accrual status as impaired, which resulted in the large increase to impaired loans as of December 31, 2005.

Non-performing assets as a percentage of net loans and other real estate was 2.0% at December 31, 2005. This increase is due to an increase in loans on non-accrual, accruing loans past due 90 days or more, and real estate acquired in settlement of loans. Management believes by close monitoring of these loans and through aggressive collection efforts, non-performing assets can be reduced. Management reviews these loans and reports to the Board of Directors monthly. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when underlying collateral values and management’s belief that the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset value downgraded.

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

	December 31,
	2005	2004	2003
	(In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis	$5,662	$1,496	$1,879
Interest Income that Would Have Been Recorded Under Original Terms	701	157	359
Interest Income Reported and Recorded During the Year	49	56	344

At December 31, 2005, non-accrual loans totaled $5.7 million, or 1.3%, of loans, compared to $1.5 million, or 0.4%, of loans at December 31, 2004. A large portion of these loans are to customers in bankruptcy at ALC. There was an increase in personal bankruptcies last year, and the increase in non-accrual loans is a reflection of this increase. Management monitors these loans and takes the appropriate steps to detect further deterioration or impairment, and the reserve is adjusted as needed. Management believes that at December 31, 2005, it has adequate reserves for these non-accrual loans.

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for each of the five years indicated.

	December 31,
	2005		2004		2003		2002		2001
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans
	(In Thousands of Dollars)
Commercial, Financial and Agricultural	$399	8%	$385	8%	$832	9%	$1,090	11%	$587	13%
Real Estate	4,175	68	3,305	67	3,083	67	3,114	66	973	63
Installment	3,120	24	3,371	25	2,927	24	2,419	23	5,030	24

Total	$7,694	100%	$7,061	100%	$6,842	100%	$6,623	100%	$6,590	100%

The allowance for loan losses is established by risk group as follows:

•	Large classified loans and impaired loans are evaluated individually with specific reserves allocated based on management’s review.

•	Smaller non-accrual and adversely classified loans are assigned a portion of the allowance based on loan grading.

•	The allowance for large pools of smaller-balance, homogeneous loans is based on such factors as changes in the nature and volume of the portfolio, overall portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends, and economic conditions that may affect the borrowers’ ability to pay.

Net charge-offs as shown in the “Summary of Loan Loss Experience” table below indicate the trend for the last five years.

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for each of the five years indicated.

	December 31,
	2005	2004	2003	2002	2001
	(In Thousands of Dollars)
Balance of Allowance for Loan Loss at Beginning of Period	$7,061	$6,842	$6,623	$6,590	$6,529
Charge-Offs:
Commercial, Financial, and Agricultural	(238)	(317)	(959)	(826)	(413)
Real Estate-Mortgage	(183)	(690)	(198)	(501)	(303)
Installment	(3,559)	(3,243)	(2,935)	(3,562)	(5,307)
Credit Cards	(35)	(29)	(27)	(22)	(27)

	(4,015)	(4,279)	(4,119)	(4,911)	(6,050)
Recoveries:
Commercial, Financial, and Agricultural	25	28	47	111	29
Real Estate-Mortgage	74	59	131	35	21
Installment	673	677	647	924	798
Credit Cards	23	10	8	15	8

	795	774	833	1,085	856
Net Charge-Offs (Deduction)	(3,220)	(3,505)	(3,286)	(3,826)	(5,194)
Provision for Loan Losses	3,853	3,724	3,505	3,859	5,255

Balance of Allowance for Loan Loss at End of Period	$7,694	$7,061	$6,842	$6,623	$6,590

Ratio of Net Charge-Offs During Period to Average Loans Outstanding	0.77%	0.90%	0.90%	1.11%	1.63%

Loan Concentration

Sixty-eight percent of the Company’s loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans are in the Company’s primary market areas. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Company’s loan portfolio and recovery of the carrying amount of other real estate owned is susceptible to changes in real estate conditions in the Company’s market areas.

Investments in Limited Partnerships

The Bank invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investments under the equity method. The Bank’s interest in these partnerships was $2.2 million, $2.6 million and $3.0 million for 2005, 2004, and 2003, respectively. Decreases to earnings associated with the partnerships carried under the cost method amounted to approximately $357,000, $345,000, and $562,000 for 2005, 2004, and 2003, respectively. Management analyzes these investments annually for impairment. The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates its underlying equity in the net assets of the partnerships. The Bank had no remaining cash commitments to these partnerships at December 31, 2005. Although these investments are considered non-earning assets, they contribute to the bottom line in the form of Federal income tax credits. These credits amounted to approximately $654,000 in 2003, $582,000 in 2004 and are estimated to be approximately $539,000 for 2005. Also, operating losses related to these partnerships are available as deductions for taxes on the Bank’s books.

Investment Securities Available-for-Sale and Derivative Instruments

Investment securities available-for-sale includes government and agency securities of $119,218, mortgage-backed securities of $92.5 million, state, county, and municipal securities of $17.3 million, and other securities of $832,845. The securities portfolio is carried at fair market value, and it decreased $11.8 million from December 31, 2004, to December 31, 2005.

At December 31, 2005, approximately $4.6 million in collateralized mortgage obligations (“CMOs”) held by the Bank had floating interest rates, which reprice monthly, and $32.9 million had fixed interest rates.

Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of agency guaranteed mortgage-backed obligations and CMOs. The mortgage-backed obligations in which the Bank invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages (“mortgage-backed securities”). Mortgage-backed securities have yield and maturity characteristics corresponding to the underlying mortgages and are subject to principal prepayment, refinancing, or foreclosure of the underlying mortgages. Although maturities of the underlying mortgage loans may range up to 30 years, scheduled principal and normal prepayments substantially shorten the average maturities. As of December 31, 2005, the investment portfolio had an estimated average maturity of 4.2 years.

Interest rate risk contained in the overall securities portfolio is formally monitored on a monthly basis. Management assesses each month how risk levels in the investment portfolio affect overall company-wide interest rate risk. Expected changes in forecasted yield, earnings, and market value of the bond portfolio are generally attributable to fluctuations in interest rates, as well as volatility caused by general uncertainty over the economy, inflation, and future interest rate trends. Mortgage-backed securities and CMOs present some degree of additional risk in that mortgages collateralizing these securities can be refinanced, thereby affecting the future yield and market value of the portfolio.

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

Fair market values of securities can vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on liquidity or other funding needs. There were net unrealized losses, net of taxes, of $667,000 in the securities portfolio on December 31, 2005, versus net unrealized gains, net of taxes, of $750,000 one year ago.

The Bank has used certain derivative products for hedging purposes. These include interest rate swaps and caps. The use and detail regarding these products are fully discussed under “Liquidity and Interest Rate Sensitivity Management” and in Note 2, “Summary of Significant Accounting Policies,” in the “Notes to Consolidated Financial Statements.” The Bank adopted the provisions of Statement of Financial Accounting Standards No. 133, as amended (“FASB 133”), effective January 1, 2001, as required by the Financial Accounting Standards Board. On that date, the Bank reassessed and designated derivative instruments used for risk management as fair-value hedges, cash-flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate. On December 31, 2005, the Bank had interest rate derivatives with a notional value of $17.0 million, made up of $7.0 million in cash-flow hedges and $10.0 million in fair-value hedges.

As allowed by FASB 133, the cash-flow hedge qualifies for treatment under the short-cut method of accounting; therefore, fluctuations in the fair value of the interest rate swap are recorded through other comprehensive income. Two cash-flow hedges with a notional amount of $18.0 million were terminated during the first quarter that resulted in a $592,000 gain which is reported in other comprehensive income. This gain will be reclassified from other comprehensive income to income over the original remaining term of the swaps. During 2005, $161,265 was reclassified into income.

Two fair-value hedges with a notional amount of $10.0 million were used to convert fixed-rate brokered certificates of deposit to floating-rate. The Company has historically accounted for these swaps under the abbreviated method of fair- value hedge accounting under FASB 133, known as the short-cut method, which assumes that the hedging transactions are effective as long as critical terms do not change. However, the Company recently concluded that the CD swaps did not qualify for the short-cut method. Broker placement fees present in the CD swap transactions were determined, in retrospect, to have caused the CD swaps not to have a fair value of zero at inception or the same settlement terms each period (which is required under FASB 133 to qualify for an abbreviated method). Hedge accounting under FASB 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Thus, the fair market value of the interest rate swaps should have been recorded into earnings. However, recording the fair market value of these interest rate swaps as of December 31, 2004, and 2003, would not have had a material affect on the consolidated financial statements. The fair market value of these two items was $14,000 and $9,000 as of December 31, 2004, and 2003, respectively. At December 31, 2005, the Company recorded the swap mark-to-market adjustment that decreased earnings in the amount of $78,199.

Investment Securities Available-for-Sale

The following table sets forth the amortized costs of investment securities, as well as their fair value and related unrealized gains or losses on the dates indicated.

	December 31,
	2005	2004	2003
	(In Thousands of Dollars)
Investment Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$120	$0	$1,641
Obligations of States, Counties, and Political Subdivisions	17,006	20,271	18,235
Mortgage-Backed Securities	94,001	100,351	111,885
Other Securities	705	732	732

Total Book Value	111,832	121,354	132,493

Net Unrealized Gains/Losses	(1,067)	1,201	1,820

Total Market Value	$110,765	$122,555	$134,313

Investment Securities Available-for-Sale Maturity Schedule

	Stated Maturity
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands of Dollars, Except Yields)
Investment Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$119	2.26%	$0	0.00%	$0	0.00%	$0	0.00%
State, County, and Municipal Obligations	20	9.16	1,263	6.85	9,348	6.07	6,700	7.65
Mortgage-Backed Securities	0	0.00	2,096	3.13	23,270	4.45	67,116	4.54

Total	$139	3.25%	$3,359	4.53%	$32,618	4.91%	$73,816	4.82%

Total Securities With Stated Maturity							$109,932	4.84%
Equity Securities							833	4.71

Total							$110,765	4.84%

Available-for-sale securities are stated at market value and tax equivalent market yields.

The maturities and weighted average yields of the investment securities available-for-sale at the end of 2005 are presented in the preceding table based on stated maturity. While the average stated maturity of the mortgage-backed securities (excluding CMOs) was 15.5 years, the average life expected was 4.1 years. The average stated maturity of the CMO portion of the portfolio was 17.9 years, and the average expected life was 2.3 years. The average expected life of investment securities available-for-sale was 4.2 years with an average tax equivalent yield of 4.8%.

Condensed Portfolio Maturity Schedule

Maturity Summary	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Maturing in 3 months or less	$0	0.00%
Maturing in 3 months to 1 year	139	0.13
Maturing in greater than 1 to 3 years	2,491	2.27
Maturing in greater than 3 to 5 years	869	0.79
Maturing in greater than 5 to 15 years	58,015	52.77
Maturing in over 15 years	48,418	44.04

Total	$109,932	100.00%

The following marketable equity securities have been excluded from the above Maturity Summary due to no stated maturity date.

Preferred Stock	$ 573,000
Mutual Funds	$ 9,849
Other Marketable Equity Securities	$ 249,995

Condensed Portfolio Repricing Schedule

Repricing Summary	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Repricing in 30 days or less	$18,829	17.13%
Repricing in 31 days to 1 year	139	0.13
Repricing in greater than 1 to 3 years	677	0.62
Repricing in greater than 3 to 5 years	869	0.79
Repricing in greater than 5 to 15 years	55,675	50.64
Repricing in over 15 years	33,743	30.69

Total	$109,932	100.00%

Repricing in 30 days or less does not include:
Mutual Funds	$ 10
Repricing in 31 days to 1 year does not include:
Preferred Stock	$ 573
Other Marketable Equity Securities	$ 250

The tables above reflect all securities at market value on December 31, 2005.

Security Gains and Losses

Non-interest income from securities transactions was a loss in 2005 and 2004, as can be seen in the table below. Net losses in 2005 were realized from the sale of investment securities. Transactions in this area occurred in connection with the Bank’s asset and liability management activities and strategies.

The table below shows the associated net gains or (losses) for the periods 2005, 2004, and 2003.

	2005	2004	2003
Investment Securities	$(37,232)	$(37,716)	$51,680

Volume of sales, as well as other information on securities, is further discussed in Note 3, “Investment Securities,” in the “Notes to Consolidated Financial Statements.”

Deposits

Average total deposits increased 6.6% in 2005 compared to increases of 5.3% and 4.1% in 2004 and 2003, respectively. Management believes this deposit level is affected by the competitive interest rate environment, new market penetration and the availability of other low cost funding sources for the Bank.

Average non-interest bearing demand deposits increased 22.6% in 2005 compared to increases of 13.6% and 6.7% in 2004 and 2003, respectively. This increase is attributed to the improved market penetration of our new offices in Calera and Tuscaloosa. The ratio of average non-interest bearing deposits to average total deposits increased in 2005 to 14.9% from 13.0% in 2004 and 12.0% in 2003.

Average interest-bearing transaction accounts increased $4.3 million, or 5.6%, during 2005, compared to increases of 4.1% and 9.0% in 2004 and 2003, respectively. Interest-bearing transaction accounts continue to be an important source of funds for the Bank, accounting for 19.2% of average total deposits in 2005.

Average time deposits increased $5.5 million, or 2.6%, in 2005, compared to an increase of 2.7% in 2004 and an increase of 0.8% in 2003. Average time deposits represented 52.2% of the total average deposits in 2005, compared to 54.2% in 2004 and 55.6% in 2003.

Average savings deposits have increased 20.0% since 2003. Average savings increased 8.8% in 2005 compared to 10.3% in 2004 and 9.3% in 2003. This increase again is attributed to the improved market penetration of our new offices in Calera and Tuscaloosa. The ratio of average savings to average total deposits increased to 13.7% in 2005, compared to 13.4% in 2004 and 12.8% in 2003.

The Bank’s deposit base remains the primary source of funding for the Bank. On average, these deposits represented 75.5% of the average earning assets in 2005 and 73.5% of the average earning assets in 2004. As seen in the table below, overall rates on the deposits increased to 2.0% in 2005, compared to 1.7% in 2004 and 2.0% in 2003. Emphasis continues to be placed on attracting consumer deposits.

The sensitivity of the Bank’s deposit rates to changes in market interest rates is reflected in its average interest rate paid on interest-bearing deposits. During 2005, market interest rates increased, attributable to the higher interest rates for most of 2005. The Bank’s average interest rate paid on interest-bearing deposits followed this trend.

Management, as part of an overall program to emphasize the growth of transaction accounts, continues to promote online banking and an online bill paying program, as well as enhancing the telephone banking product through the use of the employee incentive plan. In addition, continued effort is being placed on deposit promotions, direct-mail campaigns and cross-selling efforts.

Other Interest-Bearing Liabilities: Other interest-bearing liabilities include all interest-bearing liabilities except deposits, such as federal funds purchased and Federal Home Loan Bank (“FHLB”) advances. This category continues to be utilized as an alternative source of funds. The average other interest bearing liabilities represent 20.6% of the average total interest bearing liabilities compared to 22.8% in 2004 and 23.7% in 2003. The advances from the FHLB are an alternative to funding sources with similar maturities such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Average federal funds purchased decreased from $1.4 million in 2004 to $694,000 in 2005. For additional information and discussion of these borrowings, refer to Notes 9 and 10, “Short-Term Borrowings” and “Long-Term Debt,” respectively, of the “Notes to Consolidated Financial Statements.”

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods in the following table.

	December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands of Dollars, Except Percentages)
Non-Interest Bearing Demand Deposit Accounts	$62,237		$50,768		$44,673
Interest-Bearing Demand Deposit Accounts	80,295	0.79%	76,045	0.67%	73,023	0.79%
Savings Deposits	57,246	0.94	52,632	0.84	47,709	0.98
Time Deposits	217,888	3.21	212,407	2.64	206,737	3.00

Total	$417,666	1.95%	$391,852	1.67%	$372,142	1.95%

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2005, are summarized as follows:

Maturities	Time Certificates of Deposit	Other Time Deposits	Total
3 Months or Less	$12,962,647	$6,817,000	$19,779,647
Over 3 Through 6 Months	8,597,405	0	8,597,405
Over 6 Through 12 Months	10,113,557	0	10,113,557
Over 12 Months	44,157,714	0	44,157,714

Total	$75,831,323	$6,817,000	$82,648,323

Short-Term Borrowings

Purchased funds can be used to satisfy daily funding needs, and when advantageous, for arbitrage. The following table shows information for the last three years regarding the Bank’s short- and long-term borrowings consisting of U.S. Treasury demand notes included in its Treasury, Tax, and Loan Account, Federal funds purchases (one-day purchases), and other borrowings from the FHLB.

	Short –Term Borrowings Maturity Less Than One Year	Long-Term Borrowings Maturity One Year or Greater
	(In Thousands of Dollars)
Year Ended December 31,:
2005	$1,248	$89,588
2004	941	89,637
2003	2,587	95,755
Weighted Average Interest Rate at Year-End:
2005	3.96%	4.50%
2004	2.03	3.77
2003	1.18	3.74
Maximum Amount Outstanding at Any Month’s End:
2005	$7,719	$89,621
2004	9,005	99,732
2003	8,251	105,858
Average Amount Outstanding During the Year:
2005	$1,244	$89,602
2004	1,922	99,028
2003	1,024	100,547
Weighted Average Interest Rate During the Year:
2005	3.60%	4.01%
2004	1.68	3.80
2003	1.08	4.78

Balances in the short-term borrowings fluctuate on a day-to-day basis. Rates on these balances also fluctuate daily, but as reflected in the chart above, they generally depict the current interest rate environment.

Shareholders’ Equity

United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 2005, shareholders’ equity totaled $87.7 million, or 14.1% of total assets, compared to 14.0% and 12.9% for year-end 2004 and 2003, respectively. This level of equity indicates to United Security’s shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

Over the last three years, shareholders’ equity grew from $67.0 million at the beginning of 2003 to $87.7 million at the end of 2005. This growth was the result of internally-generated retained earnings, with the exception of approximately $74,313 from stock options being exercised in 2003. Shareholders’ equity also was impacted by the net change in unrealized gain (loss) on securities available-for-sale and derivatives, net of tax, which decreased shareholder’s equity by $882,785, $30,607, and $1.3 million in 2003, 2004, and 2005, respectively.

In connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, 1,820 shares were purchased in 2004 and 2,605 shares were purchased in 2005, thereby reducing shareholders’ equity by $50,310 and $78,379, respectively. The United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of United Security common stock.

United Security initiated a share repurchase program in 2001 in which it authorized the Company to repurchase up to 1,429,204 shares of common stock (as adjusted for the two-for-one stock split that was effective June 30, 2003); however, no shares were repurchased under the program in 2003, 2004, or 2005. In January 2006, the Board of Directors terminated the repurchase program (which would have expired on June 30, 2006) and approved a new repurchase program, under which the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2007.

United Security’s capital base remains a source of strength as noted above. Additionally, the internal capital generation rate (net income less cash dividends as a percentage of average shareholders’ equity) remains favorable at 8.9% in 2005, as compared to 10.9% in 2004 and 10.2% in 2003. The dividend paid in 2005 increased by $1.5 million over 2004. This increase was due to a $0.02 increase per share in dividends paid in 2005 plus a $0.15 per share special dividend paid in the first quarter of 2005. The increase in dividends paid in 2005 resulted in the decline in the internal capital generation rate.

The two-for-one stock split authorized and implemented in 2003 increased common stock to an average of 6.4 million shares outstanding; however, shareholders’ equity was not affected by the split. All shares outstanding and dividend per share numbers recorded in prior years have been adjusted as a result of the stock split.

United Security is required to comply with capital adequacy standards established by the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”). Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to risk categories, each with a specified risk weighting factor. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The banking regulatory agencies also have adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier 1 Capital (as defined below) to total assets less goodwill (the “leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3% level.

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

The following chart summarizes the applicable regulatory capital requirements. United Security’s capital ratios at December 31, 2005, substantially exceeded all regulatory requirements.

Risk-Based Capital Requirements

	Minimum Regulatory Requirements	United Security’s Ratio at December 31, 2005
Total Capital to Risk-Adjusted Assets	8.00%	20.02%
Tier I Capital to Risk-Adjusted Assets	4.00%	18.75%
Tier I Leverage Ratio	3.00%	13.42%

Total capital also has an important effect on the amount of FDIC insurance premiums paid. Lower capital ratios can cause the rates paid for FDIC insurance to increase. United Security’s goal is to maintain the capital necessary to keep FDIC insurance rates at a minimum.

        United Security attempts to balance the return to shareholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. Total cash dividends declared were $6.1 million or $0.95 per share in 2005, compared to $0.72 per share in 2004 and $0.67 per share in 2003. The special dividend of $0.15 per share in 2005 is reflected in the $0.95 per share dividend payout. The total cash dividends represented a payout ratio of 44.8% in 2005, with a payout ratio of 35.3% and 37.8% in 2004 and 2003, respectively. Calendar year 2005 is the seventeenth consecutive year that United Security has increased cash dividends.

Ratio Analysis

The following table presents operating and equity performance ratios for each of the last three years.

	Year Ended December 31,
	2005	2004	2003
Return on Average Assets	2.25%	2.26%	2.08%
Return on Average Equity	16.04	16.92	16.44
Cash Dividend Payout Ratio	44.75	35.27	37.75
Average Equity to Average Assets Ratio	14.01	13.34	12.63

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

The asset portion of the balance sheet provides liquidity primarily from loan principal payments and maturities and through sales, maturities, and principal payments from the investment portfolio. Other short-term investments such as Federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $156.5 million at December 31, 2005.

Investment securities that are forecast to mature or reprice over the next twelve months total $19.0 million, or 17.3%, of the investment portfolio as of December 31, 2005. For comparison, principal payments on investment securities totaled $26.3 million in 2005.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of December 31, 2005, the bond portfolio had an expected average maturity of 4.2 years, and approximately 68% of the $110 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

The liability portion of the balance sheet provides liquidity through interest bearing and non-interest bearing deposit accounts. Federal funds purchased, FHLB advances, securities sold under agreements to repurchase, and short-term and long-term borrowings are additional sources of liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.

The Bank, at December 31, 2005, had long-term debt and short-term borrowings that, on average, represented 15.0% of total liabilities and equity, compared to 17.0% at year-end 2004.

The Bank currently has up to $158.4 million in additional borrowing capacity from the FHLB and $35.0 million in established Federal funds lines.

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

Measuring Interest Rate Sensitivity: Gap analysis is a technique used to measure interest rate sensitivity at a particular point in time, an example of which is presented below. Assets and liabilities are placed in gap intervals based on their repricing dates. Assets and liabilities for which no specific repricing dates exist are placed in gap intervals based on management’s judgment concerning their most likely repricing behaviors. Interest rate derivatives used in interest rate sensitivity management also are included in the applicable gap intervals.

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

The accompanying table shows the Bank’s interest rate sensitive position at December 31, 2005, as measured by gap analysis. Over the next 12 months approximately $58.3 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. This analysis indicated that the Bank has a negative gap within the next 12-month range.

Maturity and Repricing Report

	December 31, 2005
	(In Thousands of Dollars)
	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Earning Assets:
Loans (Net of Unearned Income)	$59,822	$96,655	$156,477	$171,626	$111,118	$0	$439,221
Investment Securities	18,839	962	19,801	1,546	89,418	0	110,765
Federal Home Loan Bank Stock	5,203	0	5,203	0	0	0	5,203
Interest-Bearing Deposits in Other Banks	5,950	0	5,950	0	0	0	5,950

Total Earning Assets	$89,814	$97,617	$187,431	$173,172	$200,536	$0	$561,139
Percent of Total Earning Assets	16.0%	17.4%	33.4%	30.9%	35.7%	0. 0%	100.0%
Interest-Bearing Liabilities:
Interest-Bearing Deposits and Liabilities
Demand Deposits	$16,295	$0	$16,295	$65,180	$0	$0	$81,475
Savings Deposits	11,566	0	11,566	46,265	0	0	57,831
Time Deposits	54,491	71,033	125,524	97,997	0	0	223,521
Borrowings	90,756	24	90,780	56	0	0	90,836
Non-Interest-Bearing Liabilities
Demand Deposits	1,585	0	1,585	0	0	61,819	63,404

Total Funding Sources	$174,693	$71,057	$245,750	$209,498	$0	$61,819	$517,067
Percent of Total Funding Sources	33.8%	13.7%	47.5%	40.5%	0.0%	12.0%	100.0%
Interest-Sensitivity Gap (Balance Sheet)	$(84,879)	$26,560	$(58,319)	$(36,326)	$200,536	$(61,819)	$44,072
Derivative Instruments	$15,000	$0	$15,000	$0	$0	$(15,000)	$0
Interest-Sensitivity Gap	$(69,879)	$26,560	$(43,319)	$(36,326)	$200,536	$(76,819)	$44,072
Cumulative Interest-Sensitivity Gap	$(69,879)	$(43,319)	$ N/A	$(79,645)	$120,891	$44,072	$88,144

	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years		Over 5 Years Non-Rate Sensitive	Total
Ratio of Earning Assets to Funding Sources and Derivative Instruments	0.56%	1.37%	0.81%	0.83%		2.61%	1.00%
Cumulative Ratio	0.56%	0.81%	N/A	0.82%		1.09%	1.09%

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, the Bank simulates how changes in short- and long-term interest rates will impact future profitability as reflected by changes in the Bank’s net interest margin. The tables below depict how, as of December 31, 2005, pre-tax net interest margins and pre-tax net income are forecast to change over time frames of six months, one year, two years, and five years under the four listed interest rate scenarios. The interest rate scenarios are immediate and parallel shifts in short- and long-term interest rates:

Average Change in Net Interest Margin from Level Interest Rate Forecast, (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	-9	-8	-8	-4
+2%	-20	-21	-19	-12
-1%	-8	-8	-10	-12
-2%	-12	-14	-19	-23

Cumulative Earnings Change from Level Interest Rate Forecast, (dollars, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$ (263,152)	$ (517,306)	$ (927,565)	$ (1,254,074)
+2%	(623,217)	(1,261,660)	(2,348,479)	(3,637,168)
-1%	(233,264)	(489,967)	(1,178,563)	(3,583,862)
-2%	(361,276)	(846,712)	(2,306,003)	(7,150,426)

Assessing Long-Term Interest Rate Risk – Market Value of Equity and Estimating Modified Durations for Assets and Liabilities

On a monthly basis, the Bank calculates how changes in interest rates would impact the market value of its assets and liabilities, as well as changes in long-term profitability. The process is similar to assessing short-term risk but is measured over a five-year time period which allows for a more comprehensive assessment of longer-term repricing and cash flow imbalances that may not be captured by short-term net interest margin simulation. The results of these calculations are representative of long-term interest rate risk, both in terms of changes in the present value of the Bank’s assets and liabilities, as well as long-term changes in core profitability.

As part of the ongoing monitoring of interest-sensitive assets and liabilities, the Bank enters into various interest rate contracts (“interest rate protection contracts”) to help manage the Bank’s interest sensitivity. These contracts generally have a fixed notional principal amount and include interest rate swaps where the Bank typically receives or pays a fixed- rate and a counterparty pays or receives a floating-rate based on a specified index, and interest rate caps and floors purchased where the Bank receives interest if the specified index falls below the floor rate or rises above the cap rate. All interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company’s interest risk management program. The income or expense associated with interest rate swaps, caps, and floors classified as hedges ultimately are reflected as adjustments to interest income or expense. Changes in the estimated market value of interest rate protection contracts are reflected in either the Bank’s income statement or balance sheet. A discussion of interest rate risks, credit risks and concentrations in derivative instruments is included in Note 19, “Derivative Financial Instruments,” of the “Notes to Consolidated Financial Statements.”

Market Value of Equity and Estimated Modified Duration of Assets, Liabilities, and Equity Capital

	+1%	+2%	-1%	-2%
Asset Modified Duration	2.47	2.39	2.24	2.23
Liability Modified Duration	2.26	2.17	2.79	2.74
Modified Duration Mismatch	0.21	0.22	(0.55)	(0.51)
Estimated Change in Market Value of Equity (Pre-Tax)	$(1,273,999)	$(2,722,519)	$(3,380,269)	$(6,274,863)
Change in Market Value of Equity / Equity Capital (Pre-Tax)	-1.49%	-3.19%	-3.96%	-7.35%

The Bank has policy limitations on both changes in net interest margin, as well as changes in market value of equity divided by equity capital. As of December 31, 2005, all risk measurements are within policy limitations.

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

Collateral obtained upon exercise of the commitment is determined based on management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land, and other items. The Bank normally requires collateral for standby letters of credit. As of December 31, 2005, the Bank had outstanding standby letters of credit and commitments to make loans of $4.1 million and $62.6 million, respectively.

The Bank is prepared to fulfill the above commitments through scheduled maturities of loans and securities along with cash flows from operations, anticipated growth in deposits, and short-term borrowings.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are considered material, other than operating leases, included in Note 17, guarantees, commitments and contingencies, included in Note 18, and derivative financial instruments, included in Note 19 of the “Notes to Consolidated Financial Statements.”

Contractual Obligations

The following summarizes the Company’s contractual obligations as of December 31, 2005.

	Payment Due by Period
	(In Thousands of Dollars)
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Time Deposits	$223,521	$118,891	$65,312	$39,318	$0
Long-Term Debt*	89,588	32,000	44,588	13,000	0
Commitments to Extend Credit	62,615	57,434	0	0	5,181
Operating Leases	683	244	368	71	0
Standby Letters of Credit	4,124	3,924	200	0	0

Total	$380,531	$212,493	$110,468	$52,389	$5,181

*	Long-term debt consists of FHLB advances totaling $89.6 million. $87,719 are fixed-rate advances, $39.0 million are floating-rate, and $50.5 million are convertible. Interest is included and calculated at the current rate for the entire period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is contained in Item 7 herein under the heading, “Liquidity and Interest Rate Sensitivity Management.”

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

United Security Bancshares, Inc.

Thomasville, Alabama

We have audited the accompanying consolidated balance sheet of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statement of income, comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of United Security Bancshares, Inc. and Subsidiaries for the years ended December 31, 2004 and 2003 were audited by other auditors, whose report dated March 15, 2005 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Security Bancshares, Inc. and Subsidiaries’ internal control of financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of United Security Bancshares, Inc. and Subsidiaries internal control over financial reporting and an unqualified opinion on the effectiveness of United Security Bancshares, Inc. and Subsidiaries internal control over financial reporting.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

February 22, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors

United Security Bancshares, Inc.

Thomasville, Alabama

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that United Security Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Security Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that United Security Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, United Security Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended and our report date February 22, 2006 expressed an unqualified opinion.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

February 22, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

United Security Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares, Inc. and Subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Birmingham, Alabama

March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

United Security Bancshares, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that United Security Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Security Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004 of United Security Bancshares, Inc. and our report date March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama

March 15, 2005

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
CASH AND DUE FROM BANKS	$15,602,679	$11,958,607
INTEREST BEARING DEPOSITS IN OTHER BANKS	5,949,789	1,990,110

Total cash and cash equivalents	21,552,468	13,948,717
INVESTMENT SECURITIES AVAILABLE-FOR-SALE, at fair market value	110,764,972	122,555,651
FEDERAL HOME LOAN BANK STOCK, at cost	5,202,800	5,165,600
LOANS, net of allowance for loan losses of $7,694,011 and $7,060,754, respectively	431,526,999	396,922,409
PREMISES AND EQUIPMENT, net of accumulated depreciation of $15,366,413 and $14,427,787, respectively	19,425,270	19,769,643
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	10,143,303	8,804,428
ACCRUED INTEREST RECEIVABLE	5,210,216	4,649,068
GOODWILL	4,097,773	4,097,773
INVESTMENT IN LIMITED PARTNERSHIPS	2,234,154	2,616,944
OTHER ASSETS	11,324,731	7,622,771

TOTAL ASSETS	$621,482,686	$586,153,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Demand, non-interest bearing	$63,404,027	$55,134,185
Demand, interest bearing	81,475,068	78,676,312
Savings	57,830,586	54,355,750
Time, $100,000 and over	82,648,323	74,418,405
Other time	140,872,659	137,866,276

Total deposits	426,230,663	400,450,928
ACCRUED INTEREST EXPENSE	2,434,303	1,898,146
OTHER LIABILITIES	14,272,404	11,312,858
SHORT–TERM BORROWINGS	1,248,367	941,498
LONG–TERM DEBT	89,587,719	89,636,697

Total liabilities	533,773,456	504,240,127

SHAREHOLDERS’ EQUITY:
Minority Interest	(173,943)	165,276
Common stock, par value $.01 per share; 10,000,000 shares authorized; 7,317,560 shares issued	73,175	73,175
Surplus	9,233,279	9,233,279
Accumulated other comprehensive income, (loss) net of tax	(384,727)	946,715
Retained earnings	89,838,829	82,293,436
Treasury stock, 889,711 and 887,106 shares at cost for 2005 and 2004, respectively	(10,877,383)	(10,799,004)

TOTAL SHAREHOLDERS’ EQUITY	87,709,230	81,912,877

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$621,482,686	$586,153,004

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
INTEREST INCOME:
Interest and fees on loans	$46,914,359	$43,437,915	$40,576,884
Interest on investment securities available-for-sale:
Taxable	4,379,747	4,771,742	4,921,830
Tax–exempt	871,292	930,352	898,500
Other interest and dividends	514,010	293,757	324,410

Total interest income	52,679,408	49,433,766	46,721,624
INTEREST EXPENSE:
Interest on deposits	8,162,144	6,551,774	7,255,717
Interest on short–term borrowings	44,819	32,259	11,035
Interest on long–term debt	3,603,305	3,784,829	3,930,525

Total interest expense	11,810,268	10,368,862	11,197,277

NET INTEREST INCOME	40,869,140	39,064,904	35,524,347
PROVISION FOR LOAN LOSSES	3,853,052	3,723,708	3,504,567

Net interest income after provision for loan losses	37,016,088	35,341,196	32,019,780
NON-INTEREST INCOME:
Service and other charges on deposit accounts	2,941,213	3,258,596	3,315,921
Credit life insurance income	769,648	937,425	977,183
Investment securities (losses) gains, net	(37,232)	(37,716)	51,680
Other income	1,604,363	1,596,326	1,379,446

Total non-interest income	5,277,992	5,754,631	5,724,230
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,146,283	12,963,947	12,377,011
Furniture and equipment expense	1,338,226	1,370,627	1,355,534
Occupancy expense	1,551,365	1,498,266	1,408,498
Other expense	6,023,121	6,212,453	6,164,879

Total non-interest expense	23,058,995	22,045,293	21,305,922

INCOME BEFORE INCOME TAXES	19,235,085	19,050,534	16,438,088
PROVISION FOR INCOME TAXES	5,579,032	5,919,984	5,022,682

NET INCOME	$13,656,053	$13,130,550	$11,415,406

AVERAGE NUMBER OF SHARES OUTSTANDING	6,428,287	6,430,789	6,431,701

BASIC AND DILUTED NET INCOME PER SHARE	$2.12	$2.04	$1.77

DIVIDENDS PER SHARE	$.95	$.72	$.67

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	Minority Interest	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
BALANCE, December 31, 2002	$0	$36,567	$9,158,988	$1,860,107	$66,724,925	$(10,748,694)	$67,031,893
Net income	0	0	0	0	11,415,406	0	11,415,406
Other comprehensive loss	0	0	0	(882,785)	0	0	(882,785)
Dividends paid	0	0	0	0	(4,309,621)	0	(4,309,621)
Exercise of stock options	0	21	74,291	0	0	0	74,312
Stock split, two-for-one	0	36,587	0	0	(36,587)	0	0

BALANCE, December 31, 2003	0	73,175	9,233,279	977,322	73,794,123	(10,748,694)	73,329,205
Net income	0	0	0	0	13,130,550	0	13,130,550
Other comprehensive loss	0	0	0	(30,607)	0	0	(30,607)
Dividends paid	0	0	0	0	(4,631,237)	0	(4,631,237)
Purchase of treasury stock	0	0	0	0	0	(50,310)	(50,310)
Minority interest	165,276	0	0	0	0	0	165,276

BALANCE, December 31, 2004	165,276	73,175	9,233,279	946,715	82,293,436	(10,799,004)	81,912,877
Net income	0	0	0	0	13,656,053	0	13,656,053
Other comprehensive loss	0	0	0	(1,331,442)	0	0	(1,331,442)
Dividends paid	0	0	0	0	(6,110,660)	0	(6,110,660)
Purchase of treasury stock	0	0	0	0	0	(78,379)	(78,379)
Minority interest	(339,219)	0	0	0	0	0	(339,219)

BALANCE, December 31, 2005	$(173,943)	$73,175	$9,233,279	$(384,727)	$89,838,829	$(10,877,383)	$87,709,230

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
Net Income	$13,656,053	$13,130,550	$11,415,406

Other comprehensive loss:
Change in unrealized holding gains for derivatives arising during period, net of tax of $111,625, $227,020, and $110,816, respectively	186,626	355,980	206,184
Reclassification adjustment for net gains realized on derivatives in net income, net of taxes of $60,474	(100,790)	0	0
Change in unrealized holding losses on available-for-sale securities arising during period, net of tax benefits of $864,329, $246,095, and $634,001, respectively	(1,440,548)	(410,159)	(1,056,669)
Reclassification adjustment for net (gains) losses realized on available-for-sale securities realized in net income, net of (taxes) benefits of $13,962, $14,144, and $(19,380), respectively	23,270	23,572	(32,300)

Other comprehensive loss	(1,331,442)	(30,607)	(882,785)

Comprehensive income	$12,324,611	$13,099,943	$10,532,621

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,656,053	$13,130,550	$11,415,406
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	931,272	908,726	906,609
Provision for loan losses	3,853,052	3,723,708	3,504,567
Deferred income tax benefit	(997,561)	(27,680)	(794,670)
Loss (gain) on sale of securities, net	37,232	37,716	(44,030)
(Gain) loss on sale of fixed assets, net	(109,762)	132,434	14,229
Amortization of premium and discounts, net	295,234	450,931	894,023
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(561,148)	285,196	618,888
Increase in other assets	(2,678,936)	(2,007,191)	(2,477,498)
Increase (decrease) in interest payable	536,157	67,120	(91,622)
Increase in other liabilities	3,679,440	2,728,856	2,017,557

Net cash provided by operating activities	18,641,033	19,430,366	15,963,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(23,637,780)	(34,410,740)	(101,585,461)
Proceeds from sales of investment securities available-for-sale	5,430,624	14,855,241	25,336,661
Proceeds from maturities and prepayments of investment securities available-for-sale	27,360,525	29,831,236	69,082,113
Purchase of cash surrender value life insurance	(950,000)	(1,500,000)	0
Net change in loan portfolio	(38,344,491)	(26,753,658)	(31,806,303)
Purchase of premises and equipment, net	(671,308)	(663,936)	(1,511,115)
Net cash and income acquired in consolidation of Limited Partnerships	(73,476)	184,524	0

Net cash used in investing activities	(30,885,906)	(18,457,333)	(40,484,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	25,779,772	12,777,302	34,580,041
Net increase (decrease) in short-term borrowings	306,869	(1,645,925)	196,258
Proceeds from FHLB advances and other borrowings	50,000,000	25,000,000	25,000,000
Repayment of FHLB advances and other borrowings	(50,048,977)	(31,118,421)	(35,118,420)
Proceeds from issuance of common stock	0	0	74,312
Dividends paid	(6,110,660)	(4,631,237)	(4,309,621)
Purchase of treasury stock	(78,379)	(50,310)	0

Net cash provided by financing activities	19,848,625	331,409	20,422,570

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,603,752	1,304,442	(4,098,076)
CASH AND CASH EQUIVALENTS, beginning of year	13,948,716	12,644,275	16,742,351

CASH AND CASH EQUIVALENTS, end of year	$21,552,468	$13,948,717	$12,644,275

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

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

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“Acceptance” or “ALC”), an Alabama corporation. Acceptance is a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. Acceptance has offices located within the communities served by the Bank as well as offices outside the Bank’s market area in Alabama and Southeast Mississippi. The Bank also owns all of the stock of FUSB Reinsurance, Inc. (“Reinsurance”), an Arizona corporation. Reinsurance is an insurance company that was created to underwrite credit life and accidental death insurance related to loans written by the Bank and ALC. The Bank also invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, FSCC, the Bank and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company considers a voting entity to be a subsidiary and consolidates if the Company has controlling financial interest in the entity. Variable Interest Entities (VIE’s) are consolidated if the majority of the expected losses or returns would be absorbed by the Company. Unconsolidated investments in VIE’s in which the Company has significant influence over operating and financing decisions are accounted for using the equity method. See Note 7 for further discussions of VIE’s.

Reclassifications

Certain reclassifications have been made to the 2003 and 2004 financial statements to conform to the 2005 presentation with no effect on equity and net income.

Use of Estimates

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States (“GAAP”) and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, in some cases, management obtains independent appraisals for significant properties, evaluates the overall portfolio characteristics and delinquencies and monitors economic conditions.

A substantial portion of the Company’s loans is secured by real estate in its primary market area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a portion of the carrying amount of foreclosed real estate are susceptible to changes in economic conditions in the Company’s primary market.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The Company is required to maintain average balances by the Federal Reserve Bank. The average amount of this reserve balance was $25,000 for the years ended December 31, 2005 and 2004.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Supplemental disclosures of cash flow information and noncash transactions related to cash flows for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Cash paid during the period for:
Interest	$11,274,111	$10,179,580	$11,226,361
Income taxes	6,888,833	6,689,191	4,953,500
Non-Cash Transactions:
Other Real Estate Acquired in Settlement of Loans	486,597	1,374,807	3,043,649

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

Securities

Securities may be held in three portfolios: trading account securities, held-to-maturity securities, and securities available-for-sale. Trading account securities are carried at market value, with unrealized gains and losses included in earnings. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at market value, with any unrealized gains or losses excluded from earnings and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning, or other valid business purposes. The Company held no securities in its held-to-maturity portfolio or trading account at December 31, 2005, or 2004.

Interest earned on investment securities available-for-sale is included in interest income. Amortization of premiums and discounts on investment securities is determined by the interest method. Gains and losses on the sale of investment securities available-for-sale, computed principally on the specific identification method, are shown separately in non-interest income in the Consolidated Statements of Income.

Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company uses derivative instruments, which can include interest rate swaps, caps, and floors. Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (Statement 133), requires all derivative instruments to be carried at fair value on the statement of condition. Statement 133 provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under Statement 133.

The Company designates the derivative on the date the derivative contract is entered into as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge) or (2) a hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. The effective portion of the changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash-flow hedge is recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). The remaining gain or loss on the derivative, if any, in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in earnings.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assessed, both at the hedge’s inception and on an ongoing basis (if the hedges do not qualify for short-cut accounting), whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below. The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is redesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

Interest on all loans is accrued and credited to income based on the principal amount outstanding.

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

Mortgage Loans Held-for-Sale

At December 31, 2005 and 2004, mortgage loans held-for-sale represented residential mortgage loans held-for-sale. Loans held-for-sale are carried at the lower of aggregate cost or market value and are included in the loan classification on the balance sheet. These loans amounted to $79,800 and $511,150 at December 31, 2005 and 2004, respectively.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Long-Lived Assets

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Goodwill and core deposit intangibles are included in other assets. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses how intangible assets that are acquired individually or with a group of assets should be accounted for in financial statements upon their acquisition. The statement also requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test annually for impairment. The Company had upon adoption of this statement $4.1 million in unamortized goodwill and, in accordance with this statement, performed a transition impairment test and an annual impairment analysis and concluded that no impairment charge was needed.

Other Real Estate

Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Other real estate aggregated amounted to $1,749,917 and $1,664,271 at December 31, 2005, and 2004, respectively, and is included in other assets. Transfers from loans to other real estate amounted to $486,597 in 2005. Transfers from other real estate to loans amounted to $225,754.

Income Taxes

The Company accounts for income taxes on the accrual basis through the use of the liability method. Under the liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

Treasury Stock

Treasury stock purchases and sales are accounted for using the cost method.

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed based on the weighted average shares outstanding during the period plus the dilutive effect of outstanding stock options. There are no outstanding options as of December 31, 2005.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table represents the earnings per share calculations for the years ended December 31, 2005, 2004, and 2003:

For the Years Ended	Net Income	Weighted Average Shares	Earnings Per Share
December 31, 2005	$13,656,053	6,428,287	$2.12

December 31, 2004	$13,130,550	6,430,789	$2.04

December 31, 2003	$11,415,406	6,431,701	$1.77

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). This Statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale at December 31, 2005 and 2004, are as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties, and political subdivisions	$17,006,127	$373,696	$(48,762)	$17,331,061
U.S. treasury securities and obligations of U.S. government agencies	119,743	0	(525)	119,218
Mortgage-backed securities	94,000,532	160,442	(1,679,126)	92,481,848
Equity securities	132,120	127,725	0	259,845
Preferred stock	573,000	0	0	573,000

Total	$111,831,522	$661,863	$(1,728,413)	$110,764,972

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties, and political subdivisions	$20,271,318	$712,132	$(8,340)	$20,975,110
Mortgage-backed securities	100,351,118	873,735	(523,438)	100,701,415
Equity securities	132,120	153,006	0	285,126
Preferred stock	600,000	0	(6,000)	594,000

Total	$121,354,556	$1,738,873	$(537,778)	$122,555,651

The scheduled maturities of investment securities available-for-sale at December 31, 2005, are presented in the following table:

	Amortized Cost	Estimated Fair Value
Maturing within one year	$139,800	$139,408
Maturing after one to five years	3,362,516	3,359,376
Maturing after five to fifteen years	58,524,059	58,014,906
Maturing after fifteen years	49,100,027	48,418,437
Equity securities and Preferred stock	705,120	832,845

Total	$111,831,522	$110,764,972

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005, and 2004. The Company does not believe any individual unrealized loss represents an other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature.

	December 31, 2005
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties, and political subdivisions	$4,079,646	$(44,831)	$121,069	$(3,931)
U.S. treasury securities and obligations of U.S. government agencies	119,218	(525)	0	0
Mortgage-backed securities	54,633,874	(783,866)	29,584,298	(895,260)

Total	$58,832,738	$(829,222)	$29,705,367	$(899,191)

	December 31, 2004
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties, and political subdivisions	$934,129	$(5,645)	$122,305	$(2,695)
Mortgage-backed securities	45,744,127	(422,160)	4,350,498	(101,279)
Preferred stock	594,000	(6,000)	0	0

Total	$47,272,256	$(433,805)	$4,472,803	$(103,974)

Investment securities available-for-sale with a carrying value of $74,901,049 and $79,369,456 at December 31, 2005, and 2004, respectively, were pledged to secure public deposits and for other purposes.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Net losses realized on sales of securities available-for-sale were $37,232 and $37,716 in 2005 and 2004, respectively. There were net gains of $51,680 in 2003. The following chart represents the gross gains and losses for the years 2003 through 2005.

	Gross Gains	Gross Losses	Net Gains (Losses)
2005	$106,449	$143,681	$(37,232)
2004	81,893	119,609	(37,716)
2003	161,568	109,888	51,680

4.	LOANS AND ALLOWANCE FOR LOAN LOSS

At December 31, 2005, and 2004, the composition of the loan portfolio was as follows:

	2005	2004
Commercial, financial, and agricultural	$38,981,196	$33,443,089
Real estate mortgage	299,139,580	276,698,453
Consumer installment	108,021,819	100,605,311
Less:
Unearned interest, commissions, and fees	6,921,585	6,763,690

Total loans net of unearned interest, commissions, and fees	439,221,010	403,983,163
Allowance for loan losses	7,694,011	7,060,754

Total	$431,526,999	$396,922,409

Included in real estate mortgage loans are mortgage loans held-for-sale of $79,800 and $511,150 at December 31, 2005, and 2004, respectively.

The Company grants commercial, real estate, and installment loans to customers primarily in Clarke, Choctaw, Bibb, Shelby, Tuscaloosa, and surrounding counties in Alabama, and Southeast Mississippi. Although the Company has a diversified loan portfolio, 68% of the portfolio is concentrated in loans secured by real estate.

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and the Bank, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 2005, and 2004, were $1,649,680 and $1,593,129, respectively. During the year ended December 31, 2005, new loans to these parties totaled $1,511,688 and repayments were $1,455,137.

A summary of the transactions in the allowance for loan losses follows:

	2005	2004	2003
Balance at beginning of year	$7,060,754	$6,841,662	$6,623,056
Provision for loan losses	3,853,052	3,723,708	3,504,567
Loans charged off	(4,015,005)	(4,279,262)	(4,119,202)
Recoveries of loans previously charged-off	795,210	774,646	833,241

Balance at end of year	$7,694,011	$7,060,754	$6,841,662

Impaired loans totaled $5,662,303, $0, and $1,320,822 as of December 31, 2005, 2004, and 2003. There was approximately $816,283 and $198,123 in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2005, and 2003. The average recorded investment in impaired loans for 2005, 2004, and 2003 was approximately $2,509,750, $1,328,514, and $1,740,672.

Loans on which the accrual of interest has been discontinued amounted to $5,662,303 and $1,496,679 at December 31, 2005, and 2004, respectively. If interest on those loans had been accrued, such income would have approximated $701,191, $157,539, and $359,361 for 2005, 2004, and 2003, respectively. Interest income actually recorded on those loans amounted to $49,361, $55,967, and $344,052 for 2005, 2004 and 2003, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

5.	PREMISES AND EQUIPMENT

Premises and equipment and their depreciable lives are summarized as follows:

	2005	2004
Land	$2,513,641	$2,519,641
Premises (40 years)	21,022,531	20,959,430
Furniture, fixtures, and equipment (3-7 years)	11,255,511	10,718,359

Total	34,791,683	34,197,430
Less accumulated depreciation	15,366,413	14,427,787

Total	$19,425,270	$19,769,643

Depreciation expense of $931,272, $867,703, and $906,609 was recorded in 2005, 2004, and 2003, respectively, on premises and equipment.

6.	GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill assets of $4,097,773 included in other assets as of December 31, 2005, and 2004. Management conducted its annual impairment testing June 30, 2005, and determined that there was no impairment.

7.	INVESTMENT IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures meet the definition of a variable interest entity. The Company has determined that it needs to consolidate one of the funds in which it is the sole limited partner. The Company also has determined that this fund is required to consolidate one of the affordable housing projects the fund invests in. The resulting financial impact to the consolidation of the Company is a net increase to total assets of approximately $3.2 million. This includes $8.6 million in premises and equipment less a loan totaling $5.7 million. This loan payable by the partnership, payable to the Company, was eliminated as a result of this consolidation. Unconsolidated investments in these partnerships are accounted for under the cost method as allowed under EITF 94-1. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $2.2 million recorded investment.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships. See Note 2 for additional discussion on the Bank’s investment in limited partnerships.

The Bank had no remaining cash commitments to these partnerships at December 31, 2005.

8.	DEPOSITS

At December 31, 2005, the scheduled maturities of the Bank’s time deposits are as follows:

2006	$118,890,709
2007	31,116,343
2008	34,195,790
2009	9,803,222
2010 and thereafter	29,514,918

Total	$223,520,982

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased which generally mature within one to four days from the transaction date and treasury tax and loan deposits which are withdrawable on demand.

Information concerning short-term borrowings is as follows:

	2005
	Federal Funds Purchased	Treasury Tax and Loan Deposits
Average balance during the year	$694,247	$550,232

Average interest rate during the year	4.04%	3.04%

Maximum month-end balance during the year	$6,550,000	$1,517,751

	2004
	Federal Funds Purchased	Treasury Tax and Loan Deposits
Average balance during the year	$1,353,907	$567,941

Average interest rate during the year	1.94%	1.06%

Maximum month-end balance during the year	$8,175,000	$1,219,752

	2003
	Federal Funds Purchased	Treasury Tax and Loan Deposits
Average balance during the year	$348,110	$675,656

Average interest rate during the year	1.43%	0.90%

Maximum month-end balance during the year	$7,675,000	$2,402,115

At December 31, 2005, the Bank has $35.0 million in available federal fund lines from correspondent banks.

10.	LONG-TERM DEBT

The Company uses Federal Home Loan Bank (“FHLB”) advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At December 31, 2005, and 2004, investment securities and mortgage loans amounting to $93,016,437 and $94,418,480, respectively, were pledged to secure these borrowings.

The following summarizes information concerning FHLB advances and other borrowings:

	2005	2004	2003
Balance at year-end	$89,587,719	$89,636,697	$95,755,118
Average balance during the year	89,602,271	99,027,736	100,547,192
Maximum month-end balance during the year	89,620,980	99,732,457	105,857,822
Average rate paid during the year	4.01%	3.80%	4.78%
Weighted average remaining maturity	2.01 years	2.71 years	3.31 years

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Interest rates on FHLB advances ranged from 4.37% to 6.40% and from 2.33% to 6.50% at December 31, 2005, and 2004, respectively.

Scheduled maturities of FHLB advances during 2006 are approximately $32.0 million. In 2007, there are $5.0 million in scheduled maturities. In 2008, there are $39.6 million scheduled maturities. In 2009, there are no scheduled maturities. In 2010, there are $13.0 million in scheduled maturities. In 2011 and thereafter there are no scheduled maturities.

At December 31, 2005, the Bank has $158.4 million in available credit from the FHLB.

11.	INCOME TAXES

The consolidated provisions (benefits) for income taxes for the years ended December 31 were as follows:

	2005	2004	2003
Federal
Current	$5,649,326	$5,267,586	$5,090,030
Deferred	(806,929)	(24,515)	(711,022)

	4,842,397	5,243,071	4,379,008
State
Current	927,267	680,078	727,323
Deferred	(190,632)	(3,165)	(83,649)

	736,635	676,913	643,674

Total	$5,579,032	$5,919,984	$5,022,682

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 35% to pretax earnings for the following reasons:

	2005	2004	2003
Income tax expense at federal statutory rate	$6,631,007	$6,667,355	$5,675,940
Increase (decrease) resulting from:
Tax-exempt interest	(491,023)	(390,860)	(386,069)
State income tax expense, net of federal income tax benefit	491,828	453,636	418,387
Low income housing tax credits	(582,442)	(583,163)	(654,516)
Other	(470,338)	(226,984)	(31,060)

Total	$5,579,032	$5,919,984	$5,022,682

Effective tax rate	29%	31%	31%

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005, and 2004, are presented below:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$2,923,723	$2,740,960
Accrued vacation	48,754	22,800
Deferred compensation	610,945	293,203
Deferred commission and fees	413,328	0
Gain on sale of investments	0	264,910
Limited partnerships	0	20,837
Unrealized loss on securities available-for-sale	399,759	0
Other	284,516	196,097

Total gross deferred tax assets	4,681,025	3,538,807
Deferred tax liabilities:
Deferred commissions and fees	0	238,368
Premises and equipment	491,986	701,014
Limited partnerships	129,705	0
Unrealized gain on securities available-for-sale	0	450,411
Unrealized gain on cash flow hedge	169,120	117,618
Goodwill amortization	448,566	336,425
Gain / loss on sale of investments	18,987	0
Other	127,044	240,043

Total gross deferred tax liabilities	1,385,408	2,083,879

Net deferred tax asset	$3,295,617	$1,454,928

12.	EMPLOYEE BENEFIT PLANS

The Company sponsors an employee stock ownership plan, the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions). This plan covers substantially all employees and allows employees to contribute up to 15% of their compensation on a before-tax basis. The Company may make discretionary contributions to match employee contributions dollar for dollar up to 6% of an employee’s compensation. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $430,147 and $427,926 in 2005 and 2004, respectively.

13.	LONG-TERM INCENTIVE COMPENSATION PLAN

The Company’s Long-Term Incentive Compensation Plan (“LTICP”) provided for a number of forms of stock based compensation for key employees of USB and its subsidiaries. Under the plan, eligible employees were awarded incentive and nonqualified stock options, stock appreciation rights, and restricted stock. The LTICP provided for the issuance of up to 60,000 shares of USB common stock with a par value of $.01 per share. In addition, each option expires no later than five years after the grant date. The exercise price of each option is determined by the compensation committee, but in the case of incentive stock options, the price shall not be less than the fair market value on the grant date. There are no stock awards available under the plan at December 31, 2005, and 2004.

The Bank has entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers totaled $1,475,351 and $788,900 as of December 31, 2005, and 2004, respectively. These amounts are included in other liabilities.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, participants may elect to defer all or a portion of their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or to receive the adjusted value of the deferred amounts as if the deferred amounts were invested in shares of common stock, and thus allows participants an opportunity to participate in the long-term growth of Bancshares’ common stock. In the event a participant elects to defer amounts as if the deferred amounts were invested in Bancshares’ common stock, the participant does not have any rights as a shareholder of the common stock deferred under the Plan until the termination date on which the participant’s account is distributed in accordance with terms of the Plan. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Plan.

While not required by the Plan, the Company established a grantor trust (Rabbi Trust) as an instrument to fund the stock portion of the Plan. At December 31, 2005, and 2004, the grantor trust held 4,425 and 1,820 shares of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation included in other liabilities was $132,400 and $86,200 as of December 31, 2005, and 2004, respectively.

14.	SHAREHOLDERS’ EQUITY

Dividends paid by the Company are primarily from dividends received from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. As of December 31, 2005, approximately $16.1 million of the Bank’s retained earnings were available for dividend distribution without prior regulatory approval.

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. The Company’s regulators also have imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital to average total assets (as defined in the regulations). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2005, and 2004, that the Company meets all capital adequacy requirements imposed by its regulators.

As of December 31, 2005, and 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution’s category.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Actual capital amounts as well as required and well capitalized total risk-based, Tier I risk-based, and Tier I leverage ratios as of December 31, 2005, and 2004, for the Company and the Bank are as follows:

	2005
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$89,864	20.02%	$35,912	8.00%	N/A	N/A
First United Security Bank	88,174	19.65%	35,900	8.00%	$44,875	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	84,170	18.75%	17,956	4.00%	N/A	N/A
First United Security Bank	82,539	18.39%	17,950	4.00%	26,925	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	84,170	13.42%	18,810	3.00%	N/A	N/A
First United Security Bank	82,539	13.17%	18,795	3.00%	31,324	5.00%

	2004
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$82,075	19.17%	$34,245	8.00%	N/A	N/A
First United Security Bank	80,074	18.71%	34,231	8.00%	$42,789	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	76,703	17.92%	17,123	4.00%	N/A	N/A
First United Security Bank	74,705	17.46%	17,116	4.00%	25,674	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	76,703	12.87%	17,884	3.00%	N/A	N/A
First United Security Bank	74,705	12.54%	17,867	3.00%	29,778	5.00%

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

15.	SEGMENT REPORTING

Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2––the Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table.

	2005
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In Thousands)
Total interest income	$37,590	$23,188	$89	$(8,188)	$52,679
Total interest expense	11,853	8,137	8	(8,188)	11,810

Net interest income	25,737	15,051	81	0	40,869
Provision for loan losses	675	3,178	0	0	3,853

Net interest income after provision	25,062	11,873	81	0	37,016
Total non-interest income	4,256	558	14,922	(14,458)	5,278
Total non-interest expense	15,463	7,171	994	(569)	23,059

Income before income taxes	13,855	5,260	14,009	(13,889)	19,235
Provision for income taxes	3,621	1,940	18	0	5,579

Net income (loss)	$10,234	$3,320	$13,991	$(13,889)	$13,656

Other significant items:
Total assets	$610,518	$135,469	$100,659	$(225,163)	$621,483
Total investment securities	110,109	0	656	0	110,765
Total loans, net	431,384	129,404	0	(129,261)	431,527
Investment in subsidiaries	2,187	63	85,334	(87,506)	78
Total interest income from external customers	29,452	23,189	38	0	52,679
Total interest income from affiliates	8,084	0	51	(8,135)	0

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2004
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In Thousands)
Total interest income	$34,859	$22,317	$97	$(7,839)	$49,434
Total interest expense	10,399	7,745	64	(7,839)	10,369

Net interest income	24,460	14,572	33	0	39,065
Provision for loan losses	1,188	2,536	0	0	3,724

Net interest income after provision	23,272	12,036	33	0	35,341
Total non-interest income	4,579	519	14,456	(13,799)	5,755
Total non-interest expense	14,382	7,050	1,120	(507)	22,045

Income before income taxes	13,469	5,505	13,369	(13,292)	19,051
Provision for income taxes	3,842	2,061	17	0	5,920

Net income (loss)	$9,627	$3,444	$13,352	$(13,292)	$13,131

Other significant items:
Total assets	$577,170	$121,890	$94,526	$(207,433)	$586,153
Total investment securities	127,018	0	703	0	127,721
Total loans, net	398,337	118,198	0	(119,613)	396,922
Investment in subsidiaries	2,650	63	78,736	(81,371)	78
Total interest income from external customers	27,069	22,317	48	0	49,434
Total interest income from affiliates	7,790	0	49	(7,839)	0

	2003
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In Thousands)
Total interest income	$34,157	$19,100	$110	$(6,645)	$46,722
Total interest expense	11,243	6,599	0	(6,645)	11,197

Net interest income	22,914	12,501	110	0	35,525
Provision for loan losses	1,069	2,436	0	0	3,505

Net interest income after provision	21,845	10,065	110	0	32,020
Total non-interest income	4,827	509	12,664	(12,276)	5,724
Total non-interest expense	13,825	6,777	1,119	(415)	21,306

Income before income taxes	12,847	3,797	11,655	(11,861)	16,438
Provision for income taxes	3,742	1,263	18	0	5,023

Net income (loss)	$9,105	$2,534	$11,637	$(11,861)	$11,415

Other significant items:
Total assets	$562,814	$110,507	$75,941	$(182,074)	$567,188
Total investment securities	138,106	0	998	0	139,104
Total loans, net	378,358	107,217	0	(105,839)	379,736
Investment in subsidiaries	2,852	135	69,997	(72,849)	135
Total interest income from external customers	27,558	19,100	64	0	46,722
Total interest income from affiliates	6,599	0	46	(6,645)	0

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

16.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2005, 2004, and 2003 consist of the following:

	2005	2004	2003
Impairment/write-down limited partnerships	$356,719	$345,218	$562,105
Legal, accounting and other professional fees	802,430	1,077,715	538,985
Postage, stationary, and supplies	801,329	797,747	815,683
Other	4,062,643	3,991,773	4,248,106

Total	$6,023,121	$6,212,453	$6,164,879

17.	OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and also month-to-month rental agreements.

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2005:

Year ending December 31,

2006	$244,427
2007	201,279
2008	167,105
2009	48,975
2010	21,603

Total rental expense under all operating leases was $521,098, $522,540 and $375,912 in 2005, 2004, and 2003, respectively.

18.	GUARANTEES, COMMITMENTS, AND CONTINGENCIES

The Company is a defendant in other certain claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2005, 2004, and 2003, there were no credit losses associated with derivative contracts.

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and others, which are not included in the consolidated financial statements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. A summary of these commitments and contingent liabilities is presented below:

	December 31,
	2005	2004
	(In Thousands)
Standby letters of credit	$4,124	$2,011
Commitments to extend credit	$62,615	$33,916

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The potential amount of future payments the Company could be required to make under its standby letter of credit at December 31, 2005, is $4,123,616 and represents the Company’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At December 31, 2005, there were no outstanding commitments to purchase and sell securities for delayed delivery.

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

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Interest rate swaps are used by the Bank to convert floating-rate debt with a one month LIBOR rate index to a fixed rate five-year constant maturity treasury index. The income derived from these instruments is recorded on the accrual basis. The income from the swaps designated as cash flow hedges is recorded in net interest expense and resulted in a decrease in interest expense of $209,065 in 2005, an increase of $537,227 in 2004, and an increase of $688,413 in 2003.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table details various information regarding interest rate swaps used for purposes other than trading as of December 31, 2005:

	Notional Amount	Carrying Value	Estimated Fair Value	Weighted Average Rate		Weighted Average Years to Expiration	Weighted Average Repricing Frequency (Days)
				Received	Paid
Swaps:
Pay floating, receive fixed	$10,000	(78)	(78)	3.36%	3.51%	2.71	90

Pay fixed, receive floating	$7,000	20	20	3.35%	2.38%	0.17	90

	$17,000	(58)	(58)	3.65%	3.56%	1.66	90

Interest rate swaps acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 2005, such swaps had a notional amount of $17.0 million.

One cash flow hedge with a notional amount of $7.0 million is used to convert a portion of its floating-rate long-term debt to fixed-rate. Income or expense on this cash flow hedge is recorded on an accrual basis as an adjustment to the yield of the related interest-bearing liability over the period covered by the contract.

As allowed by SFAS No. 133, the interest rate swap qualifies for treatment under the short-cut method of accounting; therefore, fluctuations in the fair value of the interest rate swap are recorded through other comprehensive income. Two cash-flow hedges with a notional amount of $18.0 million were terminated during the first quarter that resulted in a $592,000 gain which is reported in other comprehensive income. This gain will be reclassified from other comprehensive income to income over the original remaining term of the swaps. During 2005, $161,265 was reclassified into income.

Two fair value hedges with a notional amount of $10 million were used to convert fixed-rate brokered certificates of deposit to floating-rate. The Company has historically accounted for these swaps under the abbreviated method of fair value hedge accounting under SFAS No. 133, known as the short-cut method, which assumes that the hedging transactions are effective as long as critical terms do not change. However, the Company recently concluded that the CD swaps did not qualify for the short-cut method. Broker placement fees present in the CD swap transactions were determined, in retrospect, to have caused the CD swaps not to have a fair value of zero at inception or the same settlement terms each period (which is required under SFAS No. 133 to qualify for an abbreviated method). Hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Thus, the fair market value of the interest rate swaps should have been recorded into earnings. However, recording the fair market value of these interest rate swaps as of December 31, 2004, and 2003, would not have had a material affect on the consolidated financial statements. The fair market value of these two items was $14,000 and $9,000 as of December 31, 2004, and 2003, respectively. At December 31, 2005, the Company recorded the swap mark-to-market adjustment that decreased earnings in the amount of $78,199.

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

Loans, net: For variable-rate loans, fair values are based on carrying values. Fixed-rate commercial loans, other installment loans, and certain real estate mortgage loans were valued using discounted cash flows. The discount rate used to determine the present value of these loans was based on interest rates currently being charged by the Bank on comparable loans as to credit risk and term.

Derivative instruments: Fair values of the Company’s derivative instruments are based on values obtained from counter parties, or other quotations received from third parties. The Company’s loan commitments are negotiated at current market rates and are relatively short-term in nature. As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time. Because of this policy and the absence of any known credit exposure, the estimated value of the Company’s loan commitments is nominal.

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

Short-term borrowings: These borrowings may consist of federal funds purchased, securities sold under agreements to repurchase, floating rate borrowings from the FHLB and the U.S. Treasury Tax and Loan account. Due to the short-term nature of these borrowings, fair values approximate carrying values.

Long–term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2005, and 2004:

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Assets:
Cash and cash equivalents	$21,553	$21,553	$13,949	$13,949
Investment securities available-for-sale	110,765	110,765	122,555	122,555
Federal Home Loan Bank stock	5,203	5,203	5,166	5,166
Accrued interest receivable	5,210	5,210	4,649	4,649
Loans, net of unearned	431,527	432,102	396,922	397,543
Derivative instruments	(58)	(58)	328	328
Liabilities:
Deposits	426,231	426,549	400,451	402,845
Short–term borrowings	1,248	1,248	941	941
Long–term debt	89,588	89,589	89,637	92,022
Accrued interest payable	2,434	2,434	1,898	1,898

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

21.	UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Condition

	December 31,
	2005	2004
ASSETS:
Cash on deposit	$1,314,206	$1,510,972
Investment in subsidiaries	85,031,587	78,851,065
Investment securities available-for-sale	537,194	703,240
Other assets	993,294	993,646

TOTAL ASSETS	$87,876,281	$82,058,923

LIABILITIES:
Other liabilities	$167,051	$146,046
SHAREHOLDERS’ EQUITY	87,709,230	81,912,877

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,876,281	$82,058,923

Statements of Income

	Year ended December 31,
	2005	2004	2003
INCOME
Dividend income, First United Security Bank	$6,110,660	$4,631,237	$4,309,624
Interest income	22,282	31,516	58,596

Total income	6,132,942	4,662,753	4,368,220
EXPENSE	310,270	267,842	279,352

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	5,822,672	4,394,911	4,088,868
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	7,833,381	8,735,639	7,326,538

NET INCOME	$13,656,053	$13,130,550	$11,415,406

Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,656,053	$13,130,550	$11,415,406
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(7,833,381)	(8,735,639)	(7,326,538)
Decrease (increase) in other assets	352	(4,756)	10,645
Increase in other liabilities	33,712	31,093	24,550

Net cash provided by operating activities	5,856,736	4,421,248	4,124,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary	(75,000)	(50,000)	0
Proceeds from maturities and prepayments of investment securities available-for-sale	132,158	209,568	1,019,183

Net cash provided by investing activities	57,158	159,568	1,019,183

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	0	0	74,312
Cash dividends paid	(6,110,660)	(4,631,237)	(4,309,621)

Net cash used in financing activities	(6,110,660)	(4,631,237)	(4,235,309)

(DECREASE) INCREASE IN CASH	(196,766)	(50,421)	907,937
CASH AT BEGINNING OF YEAR	1,510,972	1,561,393	653,456

CASH AT END OF YEAR	$1,314,206	$1,510,972	$1,561,393

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

22.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$13,913	$13,305	12,976	$12,485	$12,697	$12,519	$12,148	$12,070
Interest expense	3,228	3,056	2,849	2,677	2,800	2,576	2,493	2,500
Net interest income	10,685	10,249	10,127	9,808	9,897	9,943	9,655	9,570

Provision for loan losses	1,401	947	709	796	1,074	1,200	789	661

Net interest income, after provision for loan losses	9,284	9,302	9,418	9,012	8,823	8,743	8,866	8,909
Non-interest:
Income	1,285	1,496	1,343	1,154	1,552	1,498	1,390	1,315
Expense	5,945	5,710	6,048	5,356	5,444	5,721	5,661	5,219

Income before income taxes	4,624	5,088	4,713	4,810	4,931	4,520	4,595	5,005
Provision for income taxes	1,569	1,367	1,135	1,508	1,332	1,559	1,453	1,576

Net income after taxes	$3,055	$3,721	$3,578	$3,302	$3,599	$2,961	$3,142	$3,429
Earnings per common share:
Basic earnings	$.48	$.58	$.56	$.51	$.56	$.46	$.49	$.53

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the end of the period covered by this report, Bancshares, management carried out an evaluation, under the supervision and participation of its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or Rule 15d-15(e). Based upon that evaluation, Bancshares’ management, including the Chief Executive Officer and Principal Financial Officer, concluded that Bancshares’ disclosure controls and procedures are effective in timely alerting them to material information relating to Bancshares that is required to be included in Bancshares’ Securities and Exchange Commission filings.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Management, under the supervision and with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of Bancshares’ internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this evaluation, management concluded that Bancshares’ internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of Bancshares’ internal control over financial reporting as of December 31, 2005, has been audited by Mauldin & Jenkins, Certified Public Accountants and Consultants, L.L.C., an independent registered accounting firm, as stated in the attestation report on page 44.

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

Bancshares has adopted a Code of Business Conduct and Ethics for directors, officers (including Bancshares’ Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer) and employees. The Code of Business Conduct and Ethics is incorporated herein by reference to the Exhibits to

Form 10-K for the year ended December 31, 2003. Bancshares will provide any interested person a copy of the Code of Business Conduct and Ethics free of charge, upon written request, as follows: United Security Bancshares, Inc., Attention: Larry M. Sellers, Secretary, 131 West Front Street, Post Office Box 249, Thomasville, Alabama 36784, (334) 636-5424.

Other information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the captions, “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2005.

Item 11. Executive Compensation.

The information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the captions, “Executive Compensation,” “Proposal 1: Election of Directors,” “Compensation Committee Interlocks And Insider Participation,” “Compensation Committee Report” and “Comparative Stock Performance” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2005, the securities that have been authorized for issuance under Bancshares’ equity compensation plans categorized by those plans approved by security holders and those plans not approved by security holders. Bancshares has one equity compensation plan, the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, and the plan was approved by shareholders in 2004.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders	4,707	$0.00	(1)	0	(2)
Equity compensation plans not approved by security holders	0	$0.00		0
Total	4,707	$0.00	(1)	0	(2)

(1)	Does not include awards deferred pursuant to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan since no exercise price is associated with these deferred awards.
(2)	The United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan permits participants to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or to receive the adjusted value in stock as if the deferred amounts were invested in shares of Bancshares’ common stock.

Other information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the caption, “Security Ownership of Certain Beneficial Owners and Management,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2005.

Item 13. Certain Relationships and Related Transactions.

The information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the caption, “Certain Relationships and Related Transactions,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2005.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is incorporated herein by reference to Bancshares’ definitive proxy statement, under the caption, “Auditor Services and Fees,” to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1. Financial Statements.

The Consolidated Financial Statements of Bancshares and its subsidiaries, included herein in Item 8, are as follows:

Reports of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC).

Reports of Independent Registered Public Accounting Firm (Ernst & Young LLP).

Consolidated Statements of Condition, December 31, 2005 and 2004.

Consolidated Statements of Income, December 31, 2005, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity, December 31, 2005, 2004 and 2003.

Consolidated Statements of Comprehensive Income, December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows, December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements, December 31, 2005, 2004 and 2003.

(a)2. Financial Statement Schedules.

Included in Part II of this report:

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto, which are included in Part II, Item 8, of this report.

(a)3. Exhibits.

The exhibits listed on the Index to Exhibits beginning on page 80 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

By:	/s/ R. Terry Phillips	March 10, 2006
R. Terry Phillips Its President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Terry Phillips R. Terry Phillips	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2006

/s/ Robert Steen Robert Steen	Assistant Vice President, Assistant Treasurer, Principal Financial Officer and Principal Accounting Officer (Principal Financial Officer, Principal Accounting Officer)	March 10, 2006

/s/ Dan R. Barlow Dan R. Barlow	Assistant Vice President and Director	March 10, 2006

/s/ Linda H. Breedlove Linda H. Breedlove	Director	March 10, 2006

/s/ Gerald P. Corgill Gerald P. Corgill	Director	March 10, 2006

/s/ Wayne C. Curtis Wayne C. Curtis	Director	March 10, 2006

/s/ John C. Gordon John C. Gordon	Director	March 10, 2006

/s/ William G. Harrison William G. Harrison	Director	March 10, 2006

/s/ Hardie B. Kimbrough Hardie B. Kimbrough	Director	March 10, 2006

/s/ Jack W. Meigs Jack W. Meigs	Director	March 10, 2006

/s/ Ray Sheffield Ray Sheffield	Director	March 10, 2006

/s/ James C. Stanley James C. Stanley	Director	March 10, 2006

/s/ Howard M. Whitted Howard M. Whitted	Director	March 10, 2006

/s/ Bruce N. Wilson Bruce N. Wilson	Director	March 10, 2006

INDEX TO EXHIBITS

ITEM 15(a)(3)

Exhibit No.	Description
3.1	Certificate of Incorporation of Bancshares, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Bylaws of Bancshares, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

10.1	Employment Agreement dated January 1, 2000, between Bancshares and R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2000.*

10.2	Form of Indemnification Agreement between Bancshares and its directors, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1994, filed with the Commission in Washington, D.C., File No. 0-14549.*

10.3	United Security Bancshares, Inc. Long Term Incentive Compensation Plan, incorporated herein by reference to the Appendices to Form S-4 dated April 16, 1997 (No. 333-31241).*

10.4	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Dan Barlow, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.5	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with William D. Morgan, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.6	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.7	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Larry Sellers, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.8	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Robert Steen, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.9	First United Security Bank Director Retirement Agreement dated October 14, 2002, with Dan R. Barlow, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.10	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.11	First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

Exhibit No.	Description
10.12	First United Security Bank Director Retirement Agreement dated October 16, 2002, with Wayne C. Curtis, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.13	First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.14	First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.15	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Hardie B. Kimbrough, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.16	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.17	First United Security Bank Director Retirement Agreement dated October 17, 2002, with R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.18	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Ray Sheffield, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.19	First United Security Bank Director Retirement Agreement dated October 16, 2002, with J. C. Stanley, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.20	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.21	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.22	United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.*

10.23	Criteria pursuant to which bonuses are paid to the Chief Executive Officer and Named Executive Officers for fiscal year 2006, under the United Security Bancshares, Inc. 2006 Incentive Earnings Program, incorporated herein by reference to Item 1.01 to the Current Report on Form 8-K filed on December 27, 2005.*

10.24	United Security Bancshares, Inc. Summary of Directors’ Fees as of May 1, 2005.*

14	United Security Bancshares, Inc. Code of Business Conduct and Ethics, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.

Exhibit No.	Description
21	List of Subsidiaries of United Security Bancshares, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.