Form 10-Q
period 2006-03-31
UNITED SECURITY BANCSHARES INC
filed 2006-05-08
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

(334) 636-5424

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2006
Common Stock, $0.01 par value	6,392,067 shares

UNITED SECURITY BANC SHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Bancshares’ best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Bancshares’ Securities and Exchange Commission filings and other public announcements, including the factors described in Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2005. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth in the economy and the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets. Forward-looking statements speak only as of the date they are made, and Bancshares undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and Due from Banks	$14,145	$15,603
Interest-Bearing Deposits in Banks	175	5,950
Securities Available-for-Sale	121,878	110,765
Federal Home Loan Bank Stock	4,956	5,203
Loans, net of allowance for loan losses of $7,662 and $7,694, respectively	441,068	431,527
Premises and Equipment, net	19,324	19,425
Cash Surrender Value of Bank-Owned Life Insurance	10,237	10,143
Accrued Interest Receivable	5,280	5,210
Goodwill	4,098	4,098
Investment in Limited Partnerships	2,114	2,234
Other Assets	11,401	11,325

Total Assets	$634,676	$621,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$435,476	$426,231
Short-Term Borrowings	11,443	1,248
Long-Term Debt	82,579	89,588
Other Liabilities	16,876	16,707

Total Liabilities	546,374	533,774

Shareholders’ Equity:
Minority Interest	(174)	(174)
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Loss	(614)	(385)
Retained Earnings	91,076	89,839
Less Treasury Stock: 905,193 and 889,711 shares at cost, respectively	(11,292)	(10,877)

Total Shareholders’ Equity	88,302	87,709

Total Liabilities and Shareholders’ Equity	$634,676	$621,483

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$12,669	$11,042
Interest on Investment Securities Available-for-Sale	1,496	1,443

Total Interest Income	14,165	12,485

INTEREST EXPENSE:
Interest on Deposits	2,466	1,793
Interest on Borrowings	964	884

Total Interest Expense	3,430	2,677

NET INTEREST INCOME	10,735	9,808

PROVISION FOR LOAN LOSSES	815	796

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,920	9,012

NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	727	661
Other Income	557	520
Investment Securities Gains (Losses), Net	0	(27)

Total Non-Interest Income	1,284	1,154

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,510	3,280
Occupancy Expense	390	369
Furniture and Equipment Expense	319	339
Other Expense	1,526	1,368

Total Non-Interest Expense	5,745	5,356

INCOME BEFORE INCOME TAXES	5,459	4,810

PROVISION FOR INCOME TAXES	1,779	1,508

NET INCOME	$3,680	$3,302

BASIC AND DILUTED NET INCOME PER SHARE	$0.57	$0.51

DIVIDENDS PER SHARE	$0.38	$0.35

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net income	$3,680	$3,302

Other comprehensive loss:
Change in unrealized holding (losses) gains for derivatives arising during period, net of tax of $8 and $134, respectively	(13)	223
Reclassification adjustment for net gains realized on derivatives in net income, net of taxes of $20	(34)	0
Change in unrealized holding losses on available-for-sale securities arising during period, net of tax benefits of $110 and $477, respectively	(182)	(785)
Reclassification adjustment for net losses realized on available-for-sale securities realized in net income, net of (taxes) benefits of $10	0	17

Other comprehensive loss	(229)	(545)

Comprehensive income	$3,451	$2,757

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,680	$3,302
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	258	221
Amortization (accretion) of premiums and discounts, net	20	76
Provision for loan losses	815	796
Loss on sale of securities, net	0	27
Gain on sale of fixed assets, net	0	(74)
Changes in assets and liabilities:
Increase in other assets	(146)	(452)
Increase in other liabilities	234	1,940

Total adjustment	1,181	2,534

Net cash provided by operating activities	4,861	5,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities available-for-sale	6,450	4,472
Proceeds from redemption of Federal Home Loan Bank stock	317	0
Purchase of premises and equipment, net	(131)	(206)
Purchase of investment securities available-for-sale	(17,947)	(5,662)
Net change in loan portfolio	(10,356)	(3,218)

Net cash used in investing activities	(21,667)	(4,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	9,245	14,404
Dividends paid	(2,443)	(2,251)
Increase in borrowings	3,186	149
Purchase of treasury stock	(415)	(74)

Net cash provided by financing activities	9,573	12,228

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,233)	13,450

CASH AND CASH EQUIVALENTS, beginning of period	21,553	13,949

CASH AND CASH EQUIVALENTS, end of period	$14,320	$27,399

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$3,643	$2,666
Income Taxes	69	0
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	179	44

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GENERAL

The accompanying unaudited condensed consolidated financial statements as of March 31, 2006, and 2005, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2006. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies followed by the Company are set forth in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month periods ended March 31, 2006, and 2005. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three-month periods ended March 31, 2006, and 2005, was computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist of stock options and warrants and are determined using the treasury stock method. However, the Company had no outstanding stock options or warrants during the periods ended March 31, 2006, and 2005.

The following table represents the earnings per share calculations for the three-month periods ended March 31, 2006, and 2005:

For the Three Months Ended	Net Income	Weighted Average Shares	Net Income Per Share
(In Thousands of Dollars)
March 31, 2006	$3,680	6,424,412	$0.57
March 31, 2005	$3,302	6,429,428	$0.51

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

4. SEGMENT REPORTING

Under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and First United Security Bank’s (the “Bank”) significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended
March 31, 2006:

Net interest income	$6,722	$3,999	$14	$0	$10,735
Provision for loan losses	131	684	0	0	815
Total non-interest income	1,133	139	3,884	(3,872)	1,284
Total non-interest expense	3,896	1,780	181	(112)	5,745

Income before income taxes	3,828	1,674	3,717	(3,760)	5,459
Provision for income taxes	1,145	630	4	0	1,779

Net income (loss)	$2,683	$1,044	$3,713	$(3,760)	$3,680

Other significant items:
Total assets	$625,571	$134,144	$101,438	$(226,477)	$634,676
Total investment securities	121,217	0	661	0	121,878
Total loans, net	436,910	130,442	0	(126,284)	441,068
Investment in subsidiaries	2,067	63	86,471	(88,523)	78
Total interest income from external customers	8,065	6,093	7	0	14,165
Total interest income from affiliates	2,094	0	7	(2,101)	0

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended
March 31, 2005:

Net interest income	$6,234	$3,558	$16	$0	$9,808
Provision for loan losses	137	659	0	0	796
Total non-interest income	960	163	3,469	(3,438)	1,154
Total non-interest expense	3,602	1,705	121	(72)	5,356

Income before income taxes	3,455	1,357	3,364	(3,366)	4,810
Provision for income taxes	998	509	1	0	1,508

Net income (loss)	$2,457	$848	$3,363	$(3,366)	$3,302

Other significant items:
Total assets	$595,264	$122,720	$94,720	$(210,310)	$602,394
Total investment securities	126,833	0	746	0	127,579
Total loans, net	399,132	119,222	0	(119,009)	399,345
Investment in subsidiaries	2,545	63	79,404	(81,934)	78
Total interest income from external customers	6,964	5,514	7	0	12,485
Total interest income from affiliates	1,956	0	8	(1,964)	0

5. DERIVATIVE FINANCIAL INSTRUMENTS

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

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. One interest rate swap was used by the Bank to convert floating-rate debt with a one month Libor rate index to a fixed rate five-year constant maturity treasury index. This swap is classified as a cash-flow hedge. The income derived from this instrument is recorded in net interest expense and resulted in a decrease in interest expense of $19,716 and $14,587 for the periods ended March 31, 2006, and 2005. This cash flow hedge with a notional value of $7 million at December 31, 2005, expired in the first quarter of 2006.

As allowed by SFAS No. 133, this interest rate swap qualifies for treatment under the short-cut method of accounting; therefore, fluctuations in the fair value of the interest rate swap are recorded through other comprehensive income. Two cash-flow hedges with a notional amount of $18 million were terminated on March 31, 2005, that resulted in a $592,000 gain which is reported in other comprehensive income. This gain will be reclassified from other comprehensive income to income over the original remaining term of the swaps. During the first quarter of 2006, $53,755 was reclassified into income. The remaining balance not reclassified to income was $376,980 at March 31, 2006.

Two interest rate swaps with a total notional value of $10 million were used to convert fixed-rate brokered certificates of deposit to floating rate. On January 1, 2006, the Company began accounting for these interest rate swaps under hedge accounting. This required the Company to reduce the carrying value of the two certificates of deposit by $179,000 during the first quarter of 2006. Net cash flows from these swaps increased interest expense on certificates of deposits by $26,384 for the quarter ended March 31, 2006.

6. GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Company is a defendant in other certain claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ending March 31, 2006, there were no credit losses associated with derivative contracts.

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

	March 31, 2006	December 31, 2005
Standby Letters of Credit	$4,027	$4,124
Commitments to Extend Credit	$36,760	$62,615

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letters of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2006, is $4,027,000 and represents the Company’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At March 31, 2006, there were no outstanding commitments to purchase and sell securities for delayed delivery.

In January of 2006, the Company sold its credit card portfolio in the amount of approximately $575,000. To facilitate this sale, the Company was required to guarantee certain accounts. The current balance of these accounts at March 31, 2006, was $214,000. The maximum exposure under this guaranty, which includes the credit limit on these accounts, amounts to $977,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are presented to aid in an understanding of the current financial position and results of operations of the Company. The Company is the parent holding company of the Bank. The Bank operates a finance company, Acceptance Loan Company (“ALC”). The Company has no operations of any consequence other than the ownership of its subsidiaries.

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States (“GAAP”) and with general practices within the financial services industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, is set forth in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The emphasis of this discussion is a comparison of assets, liabilities, and shareholder’s equity as of March 31, 2006, to year-end 2005, while comparing income and expense for the three-month periods ended March 31, 2006, and 2005.

All yields and ratios presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

COMPARING THE THREE MONTHS ENDED MARCH 31, 2006, TO THE THREE MONTHS ENDED MARCH 31, 2005

Net income during the first quarter increased $378,000, or 11.5%, resulting in an increase of basic net income per share from $0.51 to $0.57. Annualized return on assets was 2.37% compared to 2.25% for the same period during 2005. Average return on shareholders’ equity increased to 16.87%, from 16.15%.

Interest income for the first quarter increased $1.7 million, or 13.5%, compared to the first quarter of 2005. The increase in interest income was primarily due to an increase in interest earned on loans. This increase is due to an overall increase in the average yield and an increase in the volume of loans outstanding.

Interest expense for the first quarter increased $753,000, or 28.1%, compared to the first quarter of 2005. This increase in interest expense was due to an overall increase in the average rate paid on deposits, along with an increase in these deposits. This was offset somewhat by a small decrease in borrowing cost.

Net interest income increased $927,000, or 9.5%, as a result of an increase in the yield on loans and securities, which was offset by an increase in interest paid on deposits.

The provision for loan losses was $815,000, or 0.7%, annualized of average loans in the first three months of 2006, compared to $796,000, or 0.8%, annualized of average loans in the first three months of 2005. Charge-offs exceeded recoveries by $847,000 for the quarter, an increase of approximately $71,000 over the same period in the prior year.

Total non-interest income (excluding security gains and losses) increased $103,000, or 8.7%, compared to the first three months of 2005. This increase is attributable to increases in service charges on deposit accounts.

Total non-interest expense increased $389,000, or 7.3%, in the first three months of 2006. This increase was related primarily to an increase in salaries and employee benefits as a result of normal merit increases and higher benefit costs.

Income tax expense for the first three months of 2006 increased $271,000, or 18.0%, over the first three months of 2005. The increase during the first quarter of 2006 compared to 2005 resulted from higher levels of taxable income, and a decrease in low-income housing tax credits for 2006.

COMPARING THE MARCH 31, 2006, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2005

In comparing financial condition at December 31, 2005, to March 31, 2006, total assets increased $13.2 million to $634.7 million, while liabilities increased $12.6 million to $546.4 million. Shareholders’ equity increased $593,000 as a result of earnings in excess of dividends during the first three months of 2006.

Investment securities increased $11.1 million, or 10.0%, during the first quarter of 2006. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, increased $9.5 million, from $439.2 million at December 31, 2005, to $448.7 million at March 31, 2006, as a result of continued construction and real estate development in the trade areas served by the Company. Deposits increased $9.2 million, or 2.2%, during the first quarter of 2006.

CREDIT QUALITY

At March 31, 2006, the allowance for loan losses was $7.7 million, or 1.71%, of loans net of unearned income, compared to $7.1 million, or 1.74%, of loans net of unearned income at March 31, 2005, and $7.7 million, or 1.75%, of loans net of unearned income at December 31, 2005. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 70.6% at March 31, 2006, compared to 89.3% at December 31, 2005, due to an increase in accruing loans past due 90 days or more, and a decrease in non-accrual loans offset by a small increase in real estate acquired in settlement of loans.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at Beginning of Period	$7,694	$7,061

Charge-Offs	(1,070)	(1,007)
Recoveries	223	231

Net Loans Charged-Off	(847)	(776)

Additions Charged to Operations	815	796

Balance at End of Period	$7,662	$7,081

Net charge-offs for the quarter ended March 31, 2006, were $847,000, or 0.78%, of average loans, on an annualized basis, an increase of 9.1%, or $71,000, from the charge-offs of $776,000, or 0.80%, of average loans, on an annualized basis, reported a year earlier. The provision for loan losses for the first quarter of 2006 was $815,000 compared to $796,000 in the first quarter of 2005.

The Company maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to management’s estimate of: (a) future economic conditions, (b) the financial condition and liquidity of certain loan customers, and (c) collateral values of property securing certain loans. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Non-performing assets were as follows (amounts in thousands):

	March 31, 2006	December 31, 2005	March 31, 2005
Loans Accounted for on a Non-Accrual Basis	$4,985	$5,662	$1,347
Accruing Loans Past Due 90 Days or More	4,078	1,203	311
Real Estate Acquired in Settlement of Loans	1,789	1,750	1,638

Total	$10,852	$8,615	$3,296

Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	2.41%	1.95%	0.81%

Loans accounted for on a non-accrual basis increased $3.6 million since March 31, 2005, and decreased $677,000 since December 31, 2005. Accruing loans past due 90 days or more increased $3.8 million, compared to March 31, 2005, and $2.9 million since December 31, 2005. This increase is attributable to one commercial loan in the amount of $2.9 million. This loan is secured by real estate and though past due, management is confident it will be brought current or paid in full in the very near future. Real estate acquired in settlement of loans increased $151,000 since March 31, 2005, and $39,000 since December 31, 2005.

Impaired loans totaled $5.0 million and $5.7 million as of March 31, 2006, and December 31, 2005, respectively. There were no impaired loans at March 31, 2005. There was approximately $709,161 and $816,283 in the allowance for loan losses specifically allocated to these impaired loans at March 31, 2006, and December 31, 2005, respectively. In prior years management disclosed only large non-performing loans analyzed on an individual basis as impaired. Starting in December 2005 management decided to disclose all loans on non-accrual status as impaired, which resulted in the large increase in impaired loans when comparing March 2005 to March 2006.

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

The Bank currently has up to $170.7 million in borrowing capacity from the Federal Home Loan Bank and $35.0 million in established federal fund lines.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2006, and December 31, 2005, the Company and the Bank were in compliance with all regulatory capital requirements.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources, or operation of the Company. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

The asset portion of the balance sheet provides liquidity primarily from loan principal payments and maturities and through sales, maturities, and principal payments from the investment portfolio. Other short-term investments such as Federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $156.5 million at December 31, 2005, and $167.1 at March 31, 2006.

Investment securities that are forecast to mature or reprice over the next twelve months total $20.7 million, or 17.0%, of the investment portfolio as of March 31, 2006.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of March 31, 2006, the bond portfolio had an expected average maturity of 4 years, and approximately 69% of the $122 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

The liability portion of the balance sheet provides liquidity through interest bearing and non-interest bearing deposit accounts. Federal funds purchased, Federal Home Loan Bank advances, securities sold under agreements to repurchase, and short-term and long-term borrowings are additional sources of liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.

The Bank, at March 31, 2006, had long-term debt and short-term borrowings that, on average, represented 14.1% of total liabilities and equity, compared to 15.0% at year-end 2005.

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

Also on a monthly basis, the Bank calculates how changes in interest rates would impact the market value of its assets and liabilities, as well as changes in long-term profitability. The process is similar to assessing short-term risk but is measured over a five-year time period which allows for a more comprehensive assessment of longer-term repricing and cash flow imbalances that may not be captured by short-term net interest margin simulation. The results of these calculations are representative of long-term interest rate risk, both in terms of changes in the present value of the Bank’s assets and liabilities, as well as long-term changes in core profitability.

As part of the ongoing monitoring of interest-sensitive assets and liabilities, the Bank enters into various interest rate contracts (“interest rate protection contracts”) to help manage the Bank’s interest sensitivity. These contracts generally have a fixed notional principal amount and include interest rate swaps where the Bank typically receives or pays a fixed-rate and a counterparty pays or receives a floating-rate based on a specified index, and interest rate caps and floors purchased where the Bank receives interest if the specified index falls below the floor rate or rises above the cap rate. All interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company’s interest risk management program. The income or expense associated with interest rate swaps, caps, and floors classified as hedges ultimately are reflected as adjustments to interest income or expense. Changes in the estimated market value of interest rate protection contracts are reflected in either the Bank’s income statement or balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2006, the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and participation of its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or Rule 15d-15(e). Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s Securities and Exchange Commission filings.

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(4)
January 1 – January 31	3,160	(1)	$28.51	(1)	0	642,785
February 1 – February 28	2,200	(2)	$28.79	(2)	0	642,785
March 1 – March 31	17,382	(3)	$26.69	(3)	13,282	629,503
Total	22,742		$27.15		13,282	629,503

(1)	The shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

(2)	The shares were purchased in open-market transactions by a trust established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.
(3)	4,100 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions), and 13,282 shares were purchased under a share repurchase program announced on January 19, 2006.
(4)	Under a share repurchase program publicly announced on May 21, 2001, Bancshares was authorized to repurchase up to 1,429,204 shares of common stock, as adjusted for the two-for-one stock split that was effective June 30, 2003. 757,286 shares were repurchased under the program. On January 19, 2006, the Board terminated the repurchase program, which was scheduled to expire on June 30, 2006, and approved a new repurchase program. Under the new repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2007, the expiration date of the new repurchase program.

ITEM 6. EXHIBITS

The exhibits listed in the Index to Exhibits on page 18 are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: May 8, 2006

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