Form 10-Q
period 2006-06-30
UNITED SECURITY BANCSHARES INC
filed 2006-08-08
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2006
Common Stock, $0.01 par value	6,334,192 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Bancshares’ best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Bancshares’ Securities and Exchange Commission filings and other public announcements, including the factors described in Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2005. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth in the economy and the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets. Forward-looking statements speak only as of the date they are made, and Bancshares undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and Due from Banks	$15,622	$15,603
Interest-Bearing Deposits in Banks	1,657	5,950
Securities Available-for-Sale	123,918	110,765
Federal Home Loan Bank Stock	4,956	5,203
Loans, net of allowance for loan losses of $7,779 and $7,694, respectively	438,145	431,527
Premises and Equipment, net	19,392	19,425
Cash Surrender Value of Bank-Owned Life Insurance	10,331	10,143
Accrued Interest Receivable	5,594	5,210
Goodwill	4,098	4,098
Investment in Limited Partnerships	1,994	2,234
Other Assets	10,914	11,325

Total Assets	$636,621	$621,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$451,331	$426,231
Short-Term Borrowings	364	1,248
Long-Term Debt	82,570	89,588
Other Liabilities	14,305	16,707

Total Liabilities	548,570	533,774

Shareholders’ Equity:
Minority Interest	(174)	(174)
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Loss	(1,613)	(385)
Retained Earnings	93,085	89,839
Less Treasury Stock: 953,332 and 889,711 shares at cost, respectively	(12,553)	(10,877)

Total Shareholders’ Equity	88,051	87,709

Total Liabilities and Shareholders’ Equity	$636,621	$621,483

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$13,002	$11,470	$25,671	$22,512
Interest on Investment Securities Available-for- Sale	1,587	1,506	3,082	2,949

Total Interest Income	14,589	12,976	28,753	25,461

INTEREST EXPENSE:
Interest on Deposits	2,789	1,983	5,255	3,776
Interest on Borrowings	1,080	866	2,043	1,750

Total Interest Expense	3,869	2,849	7,298	5,526

NET INTEREST INCOME	10,720	10,127	21,455	19,935
PROVISION FOR LOAN LOSSES	975	709	1,790	1,505

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	9,745	9,418	19,665	18,430

NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	797	737	1,525	1,398
Other Income	587	606	1,143	1,126
Investment Securities Gains (Losses), Net	0	0	0	(27)

Total Non-Interest Income	1,384	1,343	2,668	2,497

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,600	3,647	7,110	6,927
Occupancy Expense	405	385	795	754
Furniture and Equipment Expense	350	325	670	664
Other Expense	1,582	1,691	3,108	3,059

Total Non-Interest Expense	5,937	6,048	11,683	11,404

INCOME BEFORE INCOME TAXES	5,192	4,713	10,650	9,523

PROVISION FOR INCOME TAXES	1,716	1,135	3,494	2,643

NET INCOME	$3,476	$3,578	$7,156	$6,880

BASIC AND DILUTED NET INCOME PER SHARE	$0.54	$0.56	$1.12	$1.07

DIVIDENDS PER SHARE	$0.23	$0.20	$0.61	$0.55

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net income	$3,476	$3,578	$7,156	$6,880

Other comprehensive income (loss):
Change in unrealized holding (losses) gains for derivatives arising during period, net of tax of ($50), ($8), and $62, respectively	0	(84)	(13)	102
Reclassification adjustment for net gains realized on derivatives in net income, net of taxes of $20, $18, and $40, respectively	(34)	(36)	(67)	0
Change in unrealized holding gains (losses) on available- for-sale securities arising during period, net of tax (benefits) of ($579), $251, ($689), and ($220), respectively	(965)	417	(1,149)	(367)
Reclassification adjustment for net losses realized on available-for-sale securities realized in net income, net of tax benefits of $10	0	0	0	17

Other comprehensive income (loss)	(999)	297	(1,229)	(248)

Comprehensive income	$2,477	$3,875	$5,927	$6,632

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,156	$6,880
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	484	443
Amortization (accretion) of premiums and discounts, net	35	163
Provision for loan losses	1,790	1,505
Loss on sale of securities, net	0	27
Gain on sale of fixed assets, net	0	(74)
Changes in assets and liabilities:
(Increase) decrease in other assets	79	(1,439)
Increase (decrease) in other liabilities	(1,791)	(178)

Total adjustment	597	447

Net cash provided by operating activities	7,753	7,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities available-for-sale	14,293	10,030
Proceeds from sales of securities	17	0
Purchase of Bank-owned life insurance	0	(950)
Proceeds from redemption of Federal Home Loan Bank stock	768	0
Purchase of premises and equipment, net	(451)	(357)
Purchase of investment securities available-for-sale	(29,338)	(15,462)
Purchase of Federal Home Loan Bank stock	(520)	(37)
Net change in loan portfolio	(8,408)	(13,126)

Net cash used in investing activities	(23,639)	(19,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	25,100	11,093
Dividends paid	(3,910)	(3,538)
(Decrease) increase in borrowings	(7,902)	3,716
Purchase of treasury stock	(1,676)	(74)

Net cash provided by financing activities	11,612	11,197

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,274)	(1,378)

CASH AND CASH EQUIVALENTS, beginning of period	21,553	13,949

CASH AND CASH EQUIVALENTS, end of period	$17,279	$12,571

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$7,134	$5,462
Income Taxes	4,189	3,498
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$678	$102

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements as of June 30, 2006, and 2005, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and accounts have been eliminated.

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

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six-month periods ended June 30, 2006, and 2005. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and six-month periods ended June 30, 2006, and 2005, is the same as basic net income per share, because there are no potential common shares. Potential common shares consist of stock options and warrants.

The following table represents the earnings per share calculations for the three and six-month periods ended June 30, 2006, and 2005, (dollars in thousands):

For the Three Months Ended:	Net Income	Weighted Average Shares	Net Income Per Share
June 30, 2006	$3,476	6,384,703	$0.54
June 30, 2005	$3,578	6,427,984	$0.56

For the Six Months Ended:
June 30, 2006	$7,156	6,404,628	$1.12
June 30, 2005	$6,880	6,428,702	$1.07

3.	COMPREHENSIVE INCOME

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

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended June 30, 2006:

Net interest income	$6,620	$4,081	$19	$0	$10,720
Provision for loan losses	329	646	0	0	975
Total non-interest income	1,172	112	3,788	(3,688)	1,384
Total non-interest expense	3,914	1,901	225	(103)	5,937

Income before income taxes	3,549	1,646	3,582	(3,585)	5,192
Provision for income taxes	1,084	627	5	0	1,716

Net income (loss)	$2,465	$1,019	$3,577	$(3,585)	$3,476

For the six months ended June 30, 2006:

Net interest income	$13,342	$8,080	$33	$0	$21,455
Provision for loan losses	460	1,330	0	0	1,790
Total non-interest income	2,305	251	7,672	(7,560)	2,668
Total non-interest expense	7,811	3,681	406	(215)	11,683

Income before income taxes	7,376	3,320	7,299	(7,345)	10,650
Provision for income taxes	2,229	1,257	8	0	3,494

Net income (loss)	$5,147	$2,063	$7,291	$(7,345)	$7,156

Other significant items:
Total assets	$626,209	$137,255	$101,255	$(228,098)	$636,621
Total investment securities	123,278	0	640	0	123,918
Total loans, net	434,524	132,945	0	(129,324)	438,145
Investment in subsidiaries	1,947	63	86,592	(88,524)	78
Total interest income from external customers	16,432	12,306	15	0	28,753
Total interest income from affiliates	4,226	0	18	(4,244)	0

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended June 30, 2005:

Net interest income	$6,372	$3,734	$21	$0	$10,127
Provision for loan losses	93	616	0	0	709
Total non-interest income	1,052	143	3,677	(3,529)	1,343
Total non-interest expense	4,095	1,757	304	(108)	6,048

Income before income taxes	3,236	1,504	3,394	(3,421)	4,713
Provision for income taxes	695	434	6	0	1,135

Net income (loss)	$2,541	$1,070	$3,388	$(3,421)	$3,578

For the six months ended June 30, 2005:

Net interest income	$12,606	$7,293	$36	$0	$19,935
Provision for loan losses	230	1,275	0	0	1,505
Total non-interest income	2,012	306	7,146	(6,967)	2,497
Total non-interest expense	7,697	3,462	425	(180)	11,404

Income before income taxes	6,691	2,862	6,757	(6,787)	9,523
Provision for income taxes	1,693	943	7	0	2,643

Net income (loss)	$4,998	$1,919	$6,750	$(6,787)	$6,880

Other significant items:
Total assets	$595,370	$126,077	$97,531	$(215,487)	$603,491
Total investment securities	131,721	0	719	0	132,440
Total loans, net	407,971	122,510	0	(121,938)	408,543
Investment in subsidiaries	2,432	63	81,833	(84,250)	78
Total interest income from external customers	14,199	11,247	15	0	25,461
Total interest income from affiliates	3,954	0	21	(3,975)	0

5.	DERIVATIVE FINANCIAL INSTRUMENTS

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

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. One interest rate swap was used by the Bank to convert floating-rate debt with a one month Libor rate index to a fixed rate five-year constant maturity treasury index. This swap is classified as a cash-flow hedge. The income derived from this instrument is recorded in net interest expense and resulted in a decrease in interest expense of $19,716 and $14,587 for the periods ended June 30, 2006, and 2005, respectively. This cash flow hedge with a notional value of $7 million at December 31, 2005, expired in the first quarter of 2006.

As allowed by SFAS No. 133, this interest rate swap qualifies for treatment under the short-cut method of accounting; therefore, fluctuations in the fair value of the interest rate swap are recorded through other comprehensive income. Two cash-flow hedges with a notional amount of $18 million were terminated on March 31, 2005, that resulted in a $592,000 gain which is reported in other comprehensive income. This gain will be reclassified from other comprehensive income to income over the original remaining term of the swaps. During the second quarter of 2006, $53,755 was reclassified into income. The remaining balance not reclassified to income was $323,225 at June 30, 2006.

Two interest rate swaps with a total notional value of $10 million were used to convert fixed-rate brokered certificates of deposit to floating rate. On January 1, 2006, the Company began accounting for these interest rate swaps under hedge accounting. This required the Company to reduce the carrying value of the two certificates of deposit by $179,000 during the first quarter of 2006 and $12,000 in the second quarter. Net cash flows from these swaps increased interest expense on certificates of deposit by $40,251 for the quarter ended June 30, 2006.

6.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ending June 30, 2006, there were no credit losses associated with derivative contracts.

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

	June 30, 2006	December 31, 2005
Standby Letters of Credit	$3,212	$4,124
Commitments to Extend Credit	$46,520	$62,615

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letters of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2006, is $3,212,000 and represents the Company’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At June 30, 2006, there were no outstanding commitments to purchase and sell securities for delayed delivery.

In January of 2006, the Company sold its credit card portfolio in the amount of approximately $575,000. To facilitate this sale, the Company was required to guarantee certain accounts. The current balance of these accounts at June 30, 2006, was $139,000. The maximum exposure under this guaranty, which includes the credit limit on these accounts, amounts to $681,000.

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

The emphasis of this discussion is a comparison of assets, liabilities, and shareholder’s equity as of June 30, 2006, to year-end 2005, while comparing income and expense for the three and six-month periods ended June 30, 2006, and 2005.

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

COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2006, TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

Net income during the second quarter decreased $102,000, or 2.9%, resulting in a decrease of basic net income per share from $0.56 to $0.54. For the first six months, net income increased $276,000, or 4.0%, resulting in an increase of basic net income per share to $1.12. Annualized return on assets was 2.29% for the first six months of 2006 compared to 2.31% for the same period during 2005. Average return on shareholders’ equity decreased to 16.35%, for the first six months of 2006 from 16.54% during the first six months of 2005.

Interest income for the second quarter increased $1.6 million, or 12.4%, compared to the second quarter of 2005. The increase in interest income was primarily due to an increase in interest earned on loans. This increase is due to an overall increase in the average yield and an increase in the volume of loans outstanding. For the 2006 six-month period, interest income increased $3.3 million, or 12.9%, over the same period last year. This increase in interest income was primarily due to an increase in interest earned on loans and investment securities. This increase in loan income is due to both increases in volume and increases in yields.

Interest expense for the second quarter increased $1.0 million, or 35.8%, compared to the second quarter of 2005. Interest expense increased $1.8 million, or 32.1%, to $7.3 million for the first six months of 2006 compared to $5.5 million for the first six months of 2005. This increase in interest expense was due to an overall increase in the average rate paid on deposits, along with an increase in these deposits, and increased borrowing costs.

Net interest income increased $593,000, or 5.9%, for the second quarter of 2006 and $1.5 million, or 7.6%, for the first six months of 2006, as a result of an increase in the yield on loans and securities, which was offset by an increase in interest paid on deposits.

The provision for loan losses was $975,000, or 0.9%, annualized of average loans in the second quarter of 2006, compared to $709,000, or 0.7%, annualized of average loans in the second quarter of 2005. The provision for loan losses increased to $1,790,000 year-to-date 2006 compared to $1,505,000 in 2005. Charge-offs exceeded recoveries by $858,000 for the quarter, an increase of approximately $260,000 over the same period in the prior year.

Total non-interest income (excluding security gains and losses) increased $41,000, or 3.1%, for the second quarter of 2006 and $144,000, or 5.7%, for the first six months of 2006. This increase is attributable to increases in service charges on deposit accounts.

Total non-interest expense decreased $111,000, or 1.8%, in the second quarter of 2006. Total non-interest expense increased $279,000, or 2.4%, for the first six months of 2006 compared to 2005. This increase year-to-date related primarily to an increase in salaries and employee benefits as a result of normal merit increases and higher benefit costs.

Income tax expense for the second quarter of 2006 increased $581,000 over the second quarter of 2005. Income tax expense for the first six months of 2006 increased $851,000 over the first six months of 2005. The increase during the first six months of 2006 compared to 2005 resulted from higher levels of taxable income, and a decrease in low-income housing tax credits for 2006. Management estimates the effective tax rate for the Company to be approximately 33% of pre-tax income for the remainder of the year.

COMPARING THE JUNE 30, 2006, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2005

In comparing financial condition at December 31, 2005, to June 30, 2006, total assets increased $15.1 million to $636.6 million, while liabilities increased $14.8 million to $548.6 million. Shareholders’ equity increased $342,000 as a result of earnings in excess of dividends and other comprehensive loss as well as an increase in treasury stock during the first six months of 2006.

Investment securities increased $13.2 million, or 11.9%, during the first six months of 2006. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, increased $6.7 million, from $439.2 million at December 31, 2005, to $445.9 million at June 30, 2006, as a result of continued construction and real estate development in the trade areas served by the Company. Deposits increased $25.1 million, or 5.9%, during the first six months of 2006.

CREDIT QUALITY

At June 30, 2006, the allowance for loan losses was $7.8 million, or 1.74%, of loans net of unearned income, compared to $7.2 million, or 1.73%, of loans net of unearned income at June 30, 2005, and $7.7 million, or 1.75%, of loans net of unearned income at December 31, 2005. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 71.6% at June 30, 2006, compared to 89.3% at December 31, 2005, due to an increase in non-accrual loans, offset somewhat by a decrease in other real estate owned and accruing loans past due 90 days or more.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	Six Months Ended June 30,
	2006	2005
Balance at Beginning of Period	$7,694	$7,061
Charge-Offs	(2,218)	(1,835)
Recoveries	513	461

Net Loans Charged-Off	(1,705)	(1,374)
Additions Charged to Operations	1,790	1,505

Balance at End of Period	$7,779	$7,192

Net charge-offs for the six months ended June 30, 2006, were $1.7 million, or 0.77%, of average loans, on an annualized basis, an increase of 24.1%, or $331,000, from the charge-offs of $1.4 million, or 0.68%, of average loans, on an annualized basis, reported a year earlier. The provision for loan losses for the first six months of 2006 was $1.8 million compared to $1.5 million in the first six months of 2005.

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

Non-performing assets were as follows (amounts in thousands):

	June 30, 2006	December 31, 2005	June 30, 2005
Loans Accounted for on a Non-Accrual Basis	$8,669	$5,662	$1,474
Accruing Loans Past Due 90 Days or More	1,181	1,203	935
Real Estate Acquired in Settlement of Loans	1,023	1,750	1,604

Total	$10,873	$8,615	$4,013

Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	2.44%	1.95%	0.96%

Loans accounted for on a non-accrual basis increased $7.2 million since June 30, 2005, and $3.0 million since December 31, 2005. Two loans associated with the same customer that totaled approximately $3.4 million accounted for the increase in non-accrual loans since December 31, 2005. Management anticipates that it will be repaid by the borrower before December 31, 2006. Accruing loans past due 90 days or more increased $246,000, compared to June 30, 2005, and decreased $22,000 since December 31, 2005. Real estate acquired in settlement of loans decreased $581,000 since June 30, 2005, and $727,000 since December 31, 2005.

Impaired loans totaled $8.7 million and $5.7 million as of June 30, 2006, and December 31, 2005, respectively. There were no impaired loans at June 30, 2005. There was approximately $1.1 million and $816,000 in the allowance for loan losses specifically allocated to these impaired loans at June 30, 2006, and December 31, 2005, respectively. In prior years management disclosed only large non-performing loans analyzed on an individual basis as impaired. Starting in December 2005 management decided to disclose all loans on non-accrual status as impaired, which resulted in the large increase in impaired loans when comparing June 2005 to June 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s primary sources of funds are customer deposits, Federal Home Loan Bank advances, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition, making them less predictable. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

The Bank currently has up to $171.5 million in borrowing capacity from the Federal Home Loan Bank and $35.0 million in established federal fund lines.

The Bank is required to maintain certain levels of regulatory capital. At June 30, 2006, and December 31, 2005, the Company and the Bank were in compliance with all regulatory capital requirements.

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

The asset portion of the balance sheet provides liquidity primarily from loan principal payments and maturities and through sales, maturities, and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $156.5 million at December 31, 2005, and $171.1 million at June 30, 2006.

Investment securities that are forecast to mature or reprice over the next twelve months total $19.6 million, or 15.9% of the investment portfolio as of June 30, 2006.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of June 30, 2006, the bond portfolio had an expected average maturity of 4 years, and approximately 67% of the $124 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at June 30, 2006, had long-term debt and short-term borrowings that, on average, represented 14.1% of total liabilities and equity, compared to 15.0% at year-end 2005.

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

As of June 30, 2006, the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or Rule 15d-15(e). Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s Securities and Exchange Commission filings.

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
April 1 – April 30	24,300	(2)	$25.49	(2)	19,300	610,203
May 1 – May 31	22,198	(3)	$26.50	(3)	22,198	588,005
June 1 – June 30	6,641	(3)	$27.38	(3)	6,641	581,364
Total	53,139		$26.15		48,139	581,364

(1)	On January 19, 2006, the Board of Directors approved a share repurchase program. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2007, the expiration date of the repurchase program.

(2)	5,000 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions), and 19,300 shares were purchased under the share repurchase program.

(3)	The shares were purchased under the share repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 9, 2006. At the meeting, the shareholders of the Company were asked to vote on (1) the election of 12 directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified and (2) the amendment of the Company’s Bylaws to increase the director retirement age from 70 to 75. The results of the shareholder voting on both of these matters are summarized as follows:

Proposal 1: The Election of Directors

Director		For	Withheld
1.	Dan R. Barlow	4,980,854	16,583
2.	Linda H. Breedlove	4,975,123	22,314
3.	Gerald P. Corgill	4,980,033	17,404
4.	Wayne C. Curtis	4,985,635	11,802
5.	John C. Gordon	4.985,665	11,772
6.	William G. Harrison	4,965,859	31,578
7.	Hardie B. Kimbrough	4,905,854	91,583
8.	Jack W. Meigs	4,975,540	21,897
9.	R. Terry Phillips	4,974,639	22,798
10.	Ray Sheffield	4,974,171	23,266
11.	Howard M. Whitted	4,975,370	22,067
12.	Bruce N. Wilson	4,547,843	449,594

Proposal 2: The Amendment to the Company’s Bylaws to Increase the Director Retirement Age from 70 to 75

For	Against	Abstain
4,335,648	579,269	82,520

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits on page 19 are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: August 8, 2006

BY: /s/ Robert Steen
Robert Steen Its Assistant Vice President, Assistant Treasurer, Principal Financial Officer, and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Bancshares, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2(a)	Amended and Restated Bylaws of United Security Bancshares, Inc.

3.2(b)	First Amendment to the Amended and Restated Bylaws of United Security Bancshares, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.