Form 10-Q
period 2006-09-30
UNITED SECURITY BANCSHARES INC
filed 2006-11-07
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2006
Common Stock, $0.01 par value	6,323,704 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and Due from Banks	$16,899	$15,603
Interest-Bearing Deposits in Banks	14,810	5,950
Securities Available-for-Sale	122,554	110,765
Federal Home Loan Bank Stock	5,180	5,203
Loans, net of allowance for loan losses of $7,522 and $7,694, respectively	435,243	431,527
Premises and Equipment, net	18,984	19,425
Cash Surrender Value of Bank-Owned Life Insurance	10,430	10,143
Accrued Interest Receivable	5,406	5,210
Goodwill	4,098	4,098
Investment in Limited Partnerships	2,093	2,234
Other Assets	9,800	11,325

Total Assets	$645,497	$621,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$450,681	$426,231
Short-Term Borrowings	6,940	1,248
Long-Term Debt	82,561	89,588
Other Liabilities	15,619	16,707

Total Liabilities	$555,801	$533,774

Shareholders’ Equity:
Minority Interest	(549)	(174)
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Loss	(564)	(385)
Retained Earnings	95,082	89,839
Less Treasury Stock: 990,376 and 889,711 shares at cost, respectively	(13,579)	(10,877)

Total Shareholders’ Equity	89,696	87,709

Total Liabilities and Shareholders’ Equity	$645,497	$621,483

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$13,277	$11,904	$38,948	$34,416
Interest on Investment Securities Available-for- Sale	1,696	1,401	4,778	4,350

Total Interest Income	14,973	13,305	43,726	38,766

INTEREST EXPENSE:
Interest on Deposits	3,117	2,109	8,372	5,885
Interest on Borrowings	1,105	947	3,148	2,698

Total Interest Expense	4,222	3,056	11,520	8,583

NET INTEREST INCOME	10,751	10,249	32,206	30,183

PROVISION FOR LOAN LOSSES	763	947	2,553	2,452

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,988	9,302	29,653	27,731

NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	819	803	2,344	2,200
Other Income	729	691	1,872	1,817
Investment Securities Gains (Losses), Net	0	2	0	(25)

Total Non-Interest Income	1,548	1,496	4,216	3,992

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,794	3,490	10,904	10,418
Occupancy Expense	484	417	1,279	1,171
Furniture and Equipment Expense	342	320	1,012	983
Other Expense	1,702	1,483	4,810	4,541

Total Non-Interest Expense	6,322	5,710	18,005	17,113

INCOME BEFORE INCOME TAXES	5,214	5,088	15,864	14,610

PROVISION FOR INCOME TAXES	1,759	1,367	5,253	4,010

NET INCOME	$3,455	$3,721	$10,611	$10,600

BASIC AND DILUTED NET INCOME PER SHARE	$0.54	$0.58	$1.66	$1.65

DIVIDENDS PER SHARE	$0.23	$0.20	$0.84	$0.75

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net income	$3,455	$3,721	$10,611	$10,600

Other comprehensive income (loss):
Change in unrealized holding (losses) gains for derivatives arising during period, net of tax of $0, $40, ($8), and $123, respectively	0	68	(13)	205
Reclassification adjustment for net gains realized on derivatives in net income, net of taxes of $20, $20, $60, and $40, respectively	(33)	(34)	(101)	(68)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax (benefits) of $649, ($283), ($40), and ($504), respectively	1,082	(472)	(65)	(840)
Reclassification adjustment for net (gains) losses realized on available-for-sale securities realized in net income, net of tax (benefits) of $0, $1, $0, and ($9), respectively	0	(1)	0	16

Other comprehensive income (loss)	1,049	(439)	(179)	(687)

Comprehensive income	$4,504	$3,282	$10,432	$9,913

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,611	$10,600
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	717	666
Net amortization of premiums and discounts	40	245
Provision for loan losses	2,553	2,452
Loss on sale of securities, net	0	25
Gain on sale of fixed assets, net	0	(103)
Changes in assets and liabilities:
Decrease (increase) in other assets	1,273	(2,139)
(Decrease) increase in other liabilities	(1,487)	1,460

Total adjustment	3,096	2,606

Net cash provided by operating activities	13,707	13,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities available-for-sale	22,396	19,279
Proceeds from sales of securities	0	2,500
Purchase of bank-owned life insurance	0	(950)
Proceeds from redemption of Federal Home Loan Bank stock	768	0
Purchase of premises and equipment, net	(525)	(492)
Purchase of investment securities available-for-sale	(34,331)	(16,001)
(Decrease) in cash acquired in consolidation of limited partnership	(14)	(73)
Purchase of Federal Home Loan Bank stock	(745)	0
Net change in loan portfolio	(6,145)	(26,858)

Net cash used in investing activities	(18,596)	(22,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	24,450	30,142
Dividends paid	(5,368)	(4,824)
(Decrease) increase in borrowings	(1,335)	537
Purchase of treasury stock	(2,702)	(78)

Net cash provided by financing activities	15,045	25,777

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,156	16,388

CASH AND CASH EQUIVALENTS, beginning of period	21,553	13,949

CASH AND CASH EQUIVALENTS, end of period	$31,709	$30,337

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$10,772	$8,277
Income Taxes	5,652	5,442
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$1,165	$225

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GENERAL

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006, and 2005, include the accounts of United Security Bancshares, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and accounts have been eliminated.

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

2. NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine-month periods ended September 30, 2006, and 2005. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and nine-month periods ended September 30, 2006, and 2005, is the same as basic net income per share, because there are no potential common shares. Potential common shares consist of stock options and warrants.

The following table represents the earnings per share calculations for the three and nine-month periods ended September 30, 2006, and 2005 (dollars in thousands):

	Net Income	Weighted Average Shares	Net Income Per Share
For the Three Months Ended:
September 30, 2006	$3,455	6,340,284	$0.54
September 30, 2005	$3,721	6,427,908	$0.58

For the Nine Months Ended:
September 30, 2006	$10,611	6,383,180	$1.66
September 30, 2005	$10,600	6,428,434	$1.65

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

4. SEGMENT REPORTING

Under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and First United Security Bank’s (the “Bank”) significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended September 30, 2006:
Net interest income	$6,453	$4,331	$(33)	$0	$10,751
Provision for loan losses	65	698	0	0	763
Total non-interest income	1,142	140	3,914	(3,648)	1,548
Total non-interest expense	4,122	1,973	426	(199)	6,322

Income before income taxes	3,408	1,800	3,455	(3,449)	5,214
Provision for income taxes	1,195	559	5	0	1,759

Net income (loss)	$2,213	$1,241	$3,450	$(3,449)	$3,455

For the nine months ended September 30, 2006:
Net interest income	$19,795	$12,411	$0	$0	$32,206
Provision for loan losses	526	2,027	0	0	2,553
Total non-interest income	3,448	391	11,586	(11,209)	4,216
Total non-interest expense	11,933	5,654	831	(413)	18,005

Income before income taxes	10,784	5,121	10,755	(10,796)	15,864
Provision for income taxes	3,423	1,817	13	0	5,253

Net income (loss)	$7,361	$3,304	$10,742	$(10,796)	$10,611

Other significant items:
Total assets	$635,090	$138,967	$103,119	$(231,679)	$645,497
Total investment securities	121,914	0	640	0	122,554
Total loans, net	430,540	134,281	0	(129,578)	435,243
Investment in subsidiaries	1,942	63	89,061	(90,988)	78
Total interest income from external customers	24,881	18,811	34	0	43,726
Total interest income from affiliates	6,346	0	30	(6,376)	0

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended September 30, 2005:
Net interest income	$6,489	$3,793	$(33)	$0	$10,249
Provision for loan losses	134	813	0	0	947
Total non-interest income	1,210	124	4,132	(3,970)	1,496
Total non-interest expense	3,725	1,864	396	(275)	5,710

Income before income taxes	3,840	1,240	3,703	(3,695)	5,088
Provision for income taxes	805	557	5	0	1,367

Net income (loss)	$3,035	$683	$3,698	$(3,695)	$3,721

For the nine months ended September 30, 2005:
Net interest income	$19,094	$11,085	$4	$0	$30,183
Provision for loan losses	364	2,088	0	0	2,452
Total non-interest income	3,222	429	11,278	(10,937)	3,992
Total non-interest expense	11,422	5,326	821	(456)	17,113

Income before income taxes	10,530	4,100	10,461	(10,481)	14,610
Provision for income taxes	2,498	1,500	12	0	4,010

Net income (loss)	$8,032	$2,600	$10,449	$(10,481)	$10,600

Other significant items:
Total assets	$612,940	$130,185	$99,508	$(220,066)	$622,567
Total investment securities	119,671	0	685	0	120,356
Total loans, net	419,945	126,416	0	(124,919)	421,442
Investment in subsidiaries	2,307	63	84,159	(86,451)	78
Total interest income from external customers	21,639	17,096	31	0	38,766
Total interest income from affiliates	5,957	0	34	(5,991)	0

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

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. One interest rate swap was used by the Bank to convert floating-rate debt with a one month Libor rate index to a fixed rate five-year constant maturity treasury index. This swap is classified as a cash-flow hedge. The income derived from this instrument is recorded in net interest expense and resulted in a decrease in interest expense of $19,716 and $35,047 for the periods ended September 30, 2006, and 2005, respectively. This cash flow hedge with a notional value of $7 million at December 31, 2005, expired in the first quarter of 2006.

As allowed by SFAS No. 133, this interest rate swap qualified for treatment under the short-cut method of accounting; therefore, fluctuations in the fair value of the interest rate swap were recorded through other comprehensive income. Two cash-flow hedges with a notional amount of $18 million were terminated on March 31, 2005, that resulted in a $592,000 gain which is reported in other comprehensive income. This gain will be reclassified from other comprehensive income to income over the original remaining term of the swaps. During the third quarter of 2006, $53,755 was reclassified into income. The remaining balance not reclassified to income was $269,472 at September 30, 2006.

Two interest rate swaps with a total notional value of $10 million were used to convert fixed-rate brokered certificates of deposit to floating rate. On January 1, 2006, the Company began accounting for these interest rate swaps under hedge accounting. This required the Company to increase the carrying value of the two certificates of deposit by $87,280 during the third quarter of 2006, compared to reductions in the carrying value of $179,000 in the first quarter and $12,000 in the second quarter. Net cash flows from these swaps increased interest expense on certificates of deposit by $40,838 for the quarter ended September 30, 2006.

6. GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ending September 30, 2006, there were no credit losses associated with derivative contracts.

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

	September 30, 2006	December 31, 2005
Standby Letters of Credit	$2,479	$4,124
Commitments to Extend Credit	$49,430	$62,615

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2006, is $2,479,000 and represents the Company’s total credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At September 30, 2006, there were no outstanding commitments to purchase and sell securities for delayed delivery.

In January of 2006, the Company sold its credit card portfolio in the amount of approximately $575,000. To facilitate this sale, the Company was required to guarantee certain accounts. The current balance of these accounts at September 30, 2006, was $137,700. The maximum exposure under this guaranty, which includes the credit limit on these accounts, amounts to $677,200.

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

The emphasis of this discussion is a comparison of assets, liabilities, and shareholder’s equity as of September 30, 2006, to year-end 2005, while comparing income and expense for the three and nine-month periods ended September 30, 2006, and 2005.

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

COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006, TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

Net income during the third quarter decreased $266,000, or 7.1%, resulting in a decrease of basic net income per share from $0.58 to $0.54. For the first nine months, net income increased $11,000, or 0.10%, resulting in an increase of basic net income per share to $1.66. Annualized return on assets was 2.24% for the first nine months of 2006, compared to 2.35% for the same period during 2005. Average return on shareholders’ equity decreased to 16.10% for the first nine months of 2006, from 16.79% during the first nine months of 2005.

Interest income for the third quarter increased $1.7 million, or 12.5%, compared to the third quarter of 2005. The increase in interest income was primarily due to an increase in interest earned on loans. This increase is due to an overall increase in the average yield and an increase in the volume of loans outstanding. For the 2006 nine-month period, interest income increased $5.0 million, or 12.8%, over the same period last year. This increase in interest income was primarily due to an increase in interest earned on loans. This increase in loan income is due to both increases in volume and increases in yields.

Interest expense for the third quarter increased $1.2 million, or 38.1%, compared to the third quarter of 2005. Interest expense increased $2.9 million, or 34.2%, to $11.5 million for the first nine months of 2006 compared to $8.6 million for the first nine months of 2005. This increase in interest expense was due to an overall increase in the average rate paid on deposits, along with an increase in these deposits, and increased borrowing costs.

Net interest income increased $502,000, or 4.9%, for the third quarter of 2006 and $2.0 million, or 6.7%, for the first nine months of 2006, as a result of an increase in the yield on loans and securities, which was offset by an increase in interest paid on deposits.

The provision for loan losses was $763,000, or 0.70%, annualized of average loans in the third quarter of 2006, compared to $947,000, or 0.90%, annualized of average loans in the third quarter of 2005. The provision for loan losses increased to $2,553,000 year-to-date 2006 compared to $2,452,000 in 2005. Charge-offs exceeded recoveries by $1,020,000 for the quarter, an increase of approximately $253,000 over the same period in the prior year.

Total non-interest income (excluding security gains and losses) increased $54,000, or 3.6%, for the third quarter of 2006 and $199,000, or 5.0%, for the first nine months of 2006. This increase is attributable to increases in service charges on deposit accounts.

Total non-interest expense increased $612,000, or 10.7%, in the third quarter of 2006. Total non-interest expense increased $892,000, or 5.2%, for the first nine months of 2006 compared to 2005. This increase year-to-date related primarily to an increase in salaries and employee benefits as a result of normal merit increases and higher benefit costs.

Income tax expense for the third quarter of 2006 increased $392,000 over the third quarter of 2005. Income tax expense for the first nine months of 2006 increased $1,243,000 over the first nine months of 2005. The increase during the first nine months of 2006 compared to 2005 resulted from higher levels of taxable income, and a decrease in low-income housing tax credits for 2006. Management estimates the effective tax rate for the Company to be approximately 33% of pre-tax income for the remainder of the year.

COMPARING THE SEPTEMBER 30, 2006, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2005

In comparing financial condition at December 31, 2005, to September 30, 2006, total assets increased $24.0 million to $645.5 million, while liabilities increased $22.0 million to $555.8 million. Shareholders’ equity increased $2.0 million as a result of earnings in excess of dividends and other comprehensive loss as well as an increase in treasury stock during the first nine months of 2006.

Investment securities increased $11.8 million, or 10.6%, during the first nine months of 2006. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, increased $3.5 million, from $439.2 million at December 31, 2005, to $442.8 million at September 30, 2006, as a result of continued construction and real estate development in the trade areas served by the Company. Deposits increased $24.5 million, or 5.7%, during the first nine months of 2006.

CREDIT QUALITY

At September 30, 2006, the allowance for loan losses was $7.5 million, or 1.7%, of loans net of unearned income, compared to $7.4 million, or 1.7%, of loans net of unearned income at September 30, 2005, and $7.7 million, or 1.8%, of loans net of unearned income at December 31, 2005. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 71.8% at September 30, 2006, compared to 89.3% at December 31, 2005, due to an increase in non-accrual loans and accruing loans past due 90 days or more, offset somewhat by a decrease in other real estate owned.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	Nine Months Ended September 30,
	2006	2005
Balance at Beginning of Period	$7,694	$7,061
Charge-Offs	(3,456)	(2,785)
Recoveries	731	643

Net Loans Charged-Off	(2,725)	(2,142)
Additions Charged to Operations	2,553	2,452

Balance at End of Period	$7,522	$7,371

Net charge-offs for the nine months ended September 30, 2006, were $2.7 million, or 0.82%, of average loans, on an annualized basis, an increase of 27.2%, or $583,000, from the charge-offs of $2.1 million, or 0.69%, of average loans, on an annualized basis, reported a year earlier. The provision for loan losses for the first nine months of 2006 was $2.6 million compared to $2.5 million in the first nine months of 2005.

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

Non-performing assets were as follows (amounts in thousands):

	September 30, 2006	December 31, 2005	September 30, 2005
Loans Accounted for on a Non-Accrual Basis	$7,657	$5,662	$1,556
Accruing Loans Past Due 90 Days or More	1,518	1,203	249
Real Estate Acquired in Settlement of Loans	1,304	1,750	1,610

Total	$10,479	$8,615	$3,415

Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	2.36%	1.95%	0.79%

Loans accounted for on a non-accrual basis increased $6.1 million since September 30, 2005, and $2.0 million since December 31, 2005. Two loans associated with the same customer that totaled approximately $3.4 million accounted for the increase in non-accrual loans since December 31, 2005. Accruing loans past due 90 days or more increased $1.3 million, compared to September 30, 2005, and $315,000 since December 31, 2005. Real estate acquired in settlement of loans decreased $306,000 since September 30, 2005, and $446,000 since December 31, 2005.

Impaired loans totaled $7.7 million and $5.7 million as of September 30, 2006, and December 31, 2005, respectively. There were no impaired loans at September 30, 2005. There was approximately $783,000 and $816,000 in the allowance for loan losses specifically allocated to these impaired loans at September 30, 2006, and December 31, 2005, respectively. In prior years management disclosed only large non-performing loans analyzed on an individual basis as impaired. Starting in December 2005 management decided to disclose all loans on non-accrual status as impaired, which resulted in the large increase in impaired loans when comparing September 2005 to September 2006.

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

The Bank currently has up to $166.5 million in borrowing capacity from the Federal Home Loan Bank and $35.0 million in established federal fund lines.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2006, and December 31, 2005, the Company and the Bank were in compliance with all regulatory capital requirements.

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

The asset portion of the balance sheet provides liquidity primarily from loan principal payments and maturities and through sales, maturities, and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $156.5 million at December 31, 2005, and $171.3 million at September 30, 2006.

Investment securities that are forecast to mature or reprice over the next twelve months total $19.0 million, or 15.5% of the investment portfolio as of September 30, 2006.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of September 30, 2006, the bond portfolio had an expected average maturity of 3.8 years, and approximately 71% of the $123 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at September 30, 2006, had long-term debt and short-term borrowings that, on average, represented 13.7% of total liabilities and equity, compared to 15.0% at year-end 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2006, the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or Rule 15d-15(e). Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s Securities and Exchange Commission filings.

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
July 1 – July 31	33,336	(2)	$27.86	(2)	30,036	551,328
August 1 – August 31	1,900	(3)	$27.51	(3)	1,900	549,428
September 1 – September 30	5,108	(3)	$27.44	(3)	5,108	544,320
Total	40,344		$27.79		37,044	544,320

(1)	On January 19, 2006, the Board of Directors approved a share repurchase program. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2007, the expiration date of the repurchase program.
(2)	3,300 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions), and 30,036 shares were purchased under the share repurchase program.
(3)	The shares were purchased under the share repurchase program.

ITEM 6. EXHIBITS

The exhibits listed in the Index to Exhibits on page 19 are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: November 7, 2006

BY:	/s/ Robert Steen
Robert Steen
Its Assistant Vice President, Assistant Treasurer, Principal Financial Officer, and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2(a)	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended June 30, 2006.

3.2(b)	First Amendment to the Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended June 30, 2006.

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.1(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.