Form 10-K
period 2006-12-31
UNITED SECURITY BANCSHARES INC
filed 2007-03-15
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

COMMISSION FILE NUMBER: 0-14549

UNITED SECURITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0843362
(State of Incorporation)	(I.R.S. Employer Identification Number)

131 West Front Street, Post Office Box 249 Thomasville, Alabama	36784
(Address of Principal Executive Offices)	(Zip Code)

334-636-5424

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006, was $170,134,754.

As of March 6, 2007, the registrant had outstanding 6,188,065 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders to be held on May 8, 2007, are incorporated by reference into Part III of this Form 10-K.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2006

i

*	Portions of the definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders to be held on May 8, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

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

3. The effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, other potential regulatory changes, and attendant changes in patterns and effects of competition in the financial services industry; and

4. The ability of Bancshares to achieve its expected operating results including the continued growth of the markets in which Bancshares operates consistent with recent historical experience and Bancshares’ ability to expand into new markets and to maintain profit margins.

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

In addition, Bancshares’ business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

PART I

Item 1.	Business.

General

United Security Bancshares, Inc. (“Bancshares”) is a Delaware corporation organized in 1999, as a successor by merger with United Security Bancshares, Inc., an Alabama corporation. Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”), and it operates one banking subsidiary, First United Security Bank (the “Bank”). Bancshares also owns all the stock of First Security Courier Corporation (“First Security”), an Alabama corporation organized for the purpose of providing certain bank courier services.

The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings and time deposits, personal and commercial loans, credit card and safe deposit box services and the purchase and sale of government securities. The Bank has nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa, and Woodstock, Alabama, and its market area includes Clarke, Choctaw, Bibb, Shelby, Tuscaloosa and portions of Marengo, Sumter, Washington, Wilcox, Chilton, Hale, Monroe, Perry, and Jefferson Counties in Alabama, as well as Clarke, Lauderdale, and Wayne Counties in Mississippi.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation organized for the purpose of making consumer loans and purchasing consumer loans from vendors. The Bank’s other wholly-owned Arizona subsidiary, FUSB Reinsurance, Inc. (“FUSB Reinsurance”), underwrites credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and a primary third-party insurer retains the remaining risk. The third-party insurer and/or a third-party administrator is responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

Employees

Bancshares has no employees, other than the executive officers referenced in Part III, Item 10 of this report. As of December 31, 2006, the Bank had 191 full-time employees, and ALC had 95 full-time employees.

Competition

Bancshares and its subsidiaries encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with commercial banks (including at least ten in its service area), credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms, and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries.

Supervision and Regulation

Bancshares and the Bank are subject to state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of Bancshares and the Bank.

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

The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.

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

The Gramm-Leach-Bliley Act of 2000 (the “GLB Act”) permits bank holding companies that meet certain management, capital and community reinvestment standards to engage in a substantially broader range of non-banking activities that were previously permitted, including insurance underwriting and merchant banking activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the

Department of the Treasury, determines by regulation or order is financial in nature, incidental to such financial activity, or complementary to such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Bancshares elected to be a financial holding company.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Although the FDIC’s claim is junior to the claims of non-

affiliated depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders. The Bank is a FDIC insured depository institution. Any capital loans by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well-capitalized,” “adequately-capitalized,” “undercapitalized,” “significantly-undercapitalized” or “critically-undercapitalized” as such terms are defined under regulations issued by each of the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Bancshares and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, a total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and a Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a “well-capitalized” institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

The Community Reinvestment Act (the “CRA”) requires that, in connection with examinations of a financial institution such as the Bank, the Federal Reserve or the FDIC must evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA requires all institutions to make public disclosure of their CRA ratings.

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

Making or continuing an investment in common stock issued by Bancshares involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on Bancshares. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause Bancshares’ actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of Bancshares.

The banking industry is highly competitive which could result in loss of market share and adversely affect our business.

We encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. We compete with other commercial banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms, and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

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

Our results of operations are affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, and changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. These differences could result in an increase in interest expense relative to interest income or a decrease in our interest rate spread. For a more detailed discussion of these risks and our management strategies for these risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies, and general economic conditions. Despite our strategies to manage interest rate risks, changes in interest rates may have a material adverse impact on our profitability.

The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can negatively affect the performance of most of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, our investment securities.

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

A decrease in the market for real estate could harm our revenues and profitability.

A significant percentage of our assets is secured by residential and commercial real estate mortgages. Our financial results may be adversely affected by changes in prevailing economic conditions, particularly decreases in real estate values. Decreases in real estate values could adversely affect the value of property used as collateral for our loans and investments. If poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our alternative investments may earn less income than real estate loans.

We cannot guarantee that we will pay dividends to shareholders in the future.

Dividends from the Bank are Bancshares’ primary source of funds for the payment of dividends to our shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to Bancshares. The ability of the Bank to pay dividends, as well as our ability to pay dividends to our shareholders, will continue to be subject to and limited by the results of operations of the Bank and by certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than the legal and regulatory requirements with respect to our payment of dividends to shareholders. There can be no assurance of whether or when we may pay dividends to our shareholders.

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

The market price of our common stock has been volatile, and we expect that it will continue to be volatile. In particular, our common stock may be subject to significant fluctuations in response to a variety of factors, including but not limited to:

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

There are various regulatory restrictions on the ability of our subsidiaries to pay dividends or make other payments to us. In addition, our right to participate in any distribution of assets of any of our subsidiaries upon a subsidiary’s liquidation or otherwise, will be subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Bancshares, through the Bank, owns all of its offices, including its executive offices, without encumbrances with the exception of the banking office in Columbiana and office space in Birmingham which are leased. ALC leases office space throughout Alabama and Southeast Mississippi.

Item 3.	Legal Proceedings.

Bancshares and its subsidiaries, because of the nature of the businesses, are subject at various times to numerous legal actions, threatened or pending. In the opinion of Bancshares, based on review and consultation with legal counsel, the outcome of any legal proceedings presently pending against Bancshares or its subsidiaries should not have a material adverse effect on Bancshares’ consolidated financial statements or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 6, 2007, Bancshares had approximately 909 shareholders of record.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per share for Bancshares’ common stock on the Nasdaq Capital Market, and the cash dividends declared per share in each such quarter.

	High	Low	Dividends Declared Per Share
2005
First Quarter	$33.66	$27.43	$0.35
Second Quarter	32.50	24.02	0.20
Third Quarter	35.47	26.00	0.20
Fourth Quarter	32.48	24.50	0.20

2006
First Quarter	$31.45	$25.00	$0.38
Second Quarter	30.15	24.50	0.23
Third Quarter	29.23	27.00	0.23
Fourth Quarter	29.41	27.00	0.23

The last reported sales price of Bancshares’ Common Stock as reported on the Nasdaq Capital Market on March 5, 2007, was $29.50.

Dividends are paid at the discretion of Bancshares’ Board of Directors, based on Bancshares’ operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are Bancshares’ primary source of funds for the payment of dividends to its shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to Bancshares. In addition, federal and state regulatory agencies have the authority to prevent Bancshares from paying a dividend to its shareholders. While Bancshares intends to continue paying comparable dividends, it can make no assurances that it will be able to or be permitted to do so in the future.

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
October 1 – October 31	8,140	(2)	$28.35	3,020	541,300
November 1 – November 30	8,532		$28.07	8,532	532,768
December 1 – December 31	8,530		$28.04	8,530	524,238
Total	25,202		$28.15	20,082	524,238

(1)	On January 19, 2006, the Board of Directors approved a share repurchase program. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2007, the expiration date of the repurchase program.
(2)	4,870 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions), 250 shares were purchased by a trust, which is part of Bancshares’ general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, and 3,020 shares were purchased under the share repurchase program.

Item 6.	Selected Financial Data.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In Thousands of Dollars, Except Per Share Amounts)
RESULTS OF OPERATIONS
Interest Income	$59,219	$52,679	$49,434	$46,722	$45,752
Interest Expense	15,992	11,810	10,369	11,197	14,134

Net Interest Income	43,227	40,869	39,065	35,525	31,618
Provision for Loan Losses	3,726	3,853	3,724	3,505	3,859
Non-Interest Income	5,621	5,278	5,755	5,724	5,069
Non-Interest Expense	23,782	23,059	22,045	21,306	20,032

Income Before Income Taxes	21,340	19,235	19,051	16,438	12,796
Income Taxes	7,095	5,579	5,920	5,023	3,621

Net Income	$14,245	$13,656	$13,131	$11,415	$9,175

Net Income Per Share
Basic and Diluted Net Income Per Share	$2.24	$2.12	$2.04	$1.77	$1.41
Average Number of Shares Outstanding*	6,367	6,428	6,431	6,432	6,506

PERIOD END STATEMENT OF CONDITION
Total Assets	$646,296	$621,483	$586,153	$567,188	$535,318
Loans, Net	441,574	431,527	396,922	379,736	351,434
Deposits	450,062	426,231	400,451	387,680	353,100
Long-Term Debt	87,553	89,588	89,637	95,755	105,874
Shareholders’ Equity	91,596	87,709	81,913	73,329	67,032

AVERAGE BALANCES
Total Assets	$635,588	$607,837	$582,048	$549,705	$532,409
Earning Assets	578,949	552,846	533,008	511,220	498,868
Loans, Net of Unearned Discount	444,094	418,548	391,435	365,532	345,374
Deposits	443,273	417,666	391,852	372,142	357,539
Long-Term Debt	84,010	90,715	99,028	100,547	99,597
Shareholders’ Equity	88,768	85,154	77,623	69,421	65,309

PERFORMANCE RATIOS
Net Income to:
Average Total Assets	2.24%	2.25%	2.26%	2.08%	1.72%
Average Shareholders’ Equity	16.05%	16.04%	16.92%	16.44%	14.05%
Average Shareholders’ Equity to:
Average Total Assets	13.97%	14.01%	13.34%	12.63%	12.27%
Dividend Payout Ratio	47.89%	44.75%	35.27%	37.75%	42.35%

*	A two-for-one stock split was authorized and implemented in 2003. Accordingly, all shares outstanding in prior years have been adjusted to reflect the stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Management’s Discussion and Analysis contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in forward-looking statements. For additional information regarding forward-looking statements, see the sections titled “FORWARD-LOOKING STATEMENTS” on page 1 and Item 1A herein entitled “RISK FACTORS.”

Introduction

United Security Bancshares, Inc., a Delaware corporation (“United Security” or the “Company”), is a bank holding company with its principal offices in Thomasville, Alabama. United Security operates a commercial banking subsidiary, First United Security Bank (the “Bank”). At December 31, 2006, the Bank operated nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa, and Woodstock, Alabama. Its market area includes Clarke, Choctaw, Bibb, Shelby, Tuscaloosa and portions of Marengo, Sumter, Washington, Wilcox, Chilton, Hale, Monroe, Perry and Jefferson Counties in Alabama, as well as Clarke, Lauderdale, and Wayne Counties in Mississippi.

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

The Company’s sole business is banking; therefore, loans and investments are its principal sources of income. The Bank contributed approximately $9.7 million to consolidated net income in 2006, while ALC contributed approximately $4.5 million. The Bank provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals.

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

At December 31, 2006, United Security had consolidated assets of $646.3 million, deposits of $450.1 million, and shareholders’ equity of $91.6 million. Total assets increased by $24.8 million, or 4%, in 2006. Net income increased from $13.7 million in 2005 to $14.2 million in 2006. Net income per share increased from $2.12 in 2005 to $2.24 in 2006.

A two-for-one stock split was implemented in July 2003. This stock split increased common stock outstanding; however, total shareholders’ equity was not affected by the split. All shares outstanding and dividend per share numbers for prior years have been adjusted as a result of the stock split.

A high priority continues to be placed on efficiency and uniformity among the Bank’s nineteen offices and ALC’s twenty-five offices in an effort to improve the delivery of services to our customers. The loan review process continues to receive strong emphasis in our quality-control program. Particular emphasis is being directed toward effective loan origination and credit quality control.

Delivery of the best possible services to customers remains an overall operational focus of the Bank. We recognize that attention to details and responsiveness to customers’ desires are critical to customer satisfaction. The Bank continues to employ the most current technology, both in its financial services and in the training of its 286 full-time employees, to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security, and should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of this discussion will be on the years 2006, 2005, and 2004. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States and general banking practices. These areas include accounting for allowance for loan loss, derivatives, deferred income taxes, and supplemental compensation benefits agreements.

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

Both fair-value and cash-flow hedges require assumptions related to the impact of changes in interest rates on the fair-value of the derivative and the item being hedged. These assumptions are documented at inception to demonstrate effective hedging of the designated risk. If these assumptions do not accurately reflect future changes in the fair-value, the Company may be required to discontinue the use of hedge accounting for that derivative. This change in accounting treatment could affect current period earnings.

Management’s determination of the realization of a deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax asset. Management believes that the subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits. As management periodically evaluates the ability of the Bank to realize the deferred tax asset, subjective judgments are made that may impact the resulting provision for income tax.

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

Summary of Operating Results

	Year Ended December 31,
	2006	2005	2004
	(In Thousands of Dollars)
Total Interest Income	$59,219	$52,679	$49,434
Total Interest Expense	15,992	11,810	10,369

Net Interest Income	43,227	40,869	39,065
Provision for Loan Losses	3,726	3,853	3,724

Net Interest Income After Provision for Loan Losses	39,501	37,016	35,341
Non-Interest Income	5,621	5,278	5,755
Non-Interest Expense	23,782	23,059	22,045

Income Before Income Taxes	21,340	19,235	19,051
Applicable Income Taxes	7,095	5,579	5,920

Net Income	$14,245	$13,656	$13,131

Net Interest Income

Net interest income is an effective measurement of how well management has matched interest-earning assets and interest-bearing liabilities and is the Company’s principal source of income. Fluctuations in interest rates materially affect net interest income.

Net interest income grew 5.8% to $43.2 million in 2006, compared to 4.6% and 10.0% in 2005 and 2004, respectively. The Company experienced some margin improvement beginning in the second half of 2004, when the Federal Reserve began taking actions to increase short-term interest rates. As short-term rates rose, the spread between the rate earned on loans, investments, and other earning assets and the rate paid on deposits and other interest-bearing liabilities expanded.

The Company’s loan portfolio (excluding loans held for sale) grew by $10.0 million, or 2.3%, during 2006. Because loans are typically the Company’s highest yielding asset, this loan growth aided net interest income growth.

Overall, volume, rate and yield changes in interest-earning assets and interest-bearing liabilities contributed to the increase in net interest income. The Company’s average earning assets increased $26.1 million, or 4.7%, while average interest-bearing liabilities increased $16.5 million, or 3.7%. Thus, growth in average earning assets outpaced growth in average interest-bearing liabilities by $9.6 million during 2006.

The Bank’s ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percent of average earning assets. The interest margin was 7.5% in 2006, 7.4% in 2005, and 7.3% in 2004.

Interest margins are affected by several factors, one of which is the relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities. This factor determines the effect that fluctuating interest rates will have on net interest income. Rate-sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a relatively short time. The Bank’s objective in managing interest rate sensitivity is to achieve reasonable stability in the interest margin throughout interest rate cycles by maintaining the proper balance of rate-sensitive assets and liabilities. For further analysis and discussion of interest rate sensitivity, refer to the section entitled “Liquidity and Interest Rate Sensitivity Management” below.

An additional factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement is a more accurate reflection of the effect market interest rate movements have on interest rate-sensitive assets and liabilities. The interest rate spread was 6.8% in 2006, and 6.9% in each of 2005 and 2004. The average amount of interest-bearing liabilities as noted in the table, “Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities,” increased

3.7% in 2006, while the average rate of interest paid increased from 2.64% in 2005 to 3.45% in 2006. Average interest-earning assets increased 4.7% in 2006, while the average yield on earning assets increased from 9.5% in 2005 to 10.2% in 2006.

The percentage of earning assets funded by interest-bearing liabilities also affects the Bank’s interest margin. The Bank’s earning assets are funded by interest-bearing liabilities, non-interest-bearing demand deposits, and shareholders’ equity. The net return on earning assets funded by non-interest-bearing demand deposits and shareholders’ equity exceeds the net return on earning assets funded by interest-bearing liabilities. The Bank maintains a relatively consistent percentage of earning assets funded by interest-bearing liabilities. In 2006, 80.1% of the Bank’s average earning assets were funded by interest-bearing liabilities as opposed to 80.9% in 2005 and 82.9% in 2004.

Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	2006			December 31, 2005			2004
	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %
	(In Thousands of Dollars, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans (Note A)	$444,094	$52,630	11.85%	$418,548	$46,914	11.21%	$391,435	$43,438	11.10%
Taxable Investments	118,136	5,829	4.93%	114,905	4,894	4.26%	121,503	5,066	4.17%
Non-Taxable Investments	16,719	760	4.55%	19,393	871	4.49%	20,055	930	4.64%
Federal Funds Sold	0	0	0.00%	0	0	0.00%	15	0	0.00%

Total Interest-Earning Assets	578,949	59,219	10.23%	552,846	52,679	9.53%	533,008	49,434	9.27%

Non-Interest-Earning Assets:
Other Assets	56,639			54,991			49,040

Total	$635,588			$607,837			$582,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$78,396	$642	0.82%	$80,295	$638	0.79%	$76,045	$509	0.67%
Savings Deposits	52,487	497	0.95%	57,246	539	0.94%	52,632	442	0.84%
Time Deposits	246,199	10,553	4.29%	217,888	6,985	3.21%	212,407	5,601	2.64%
Borrowings	86,825	4,300	4.95%	91,959	3,648	3.97%	100,950	3,817	3.78%

Total Interest-Bearing Liabilities	463,907	15,992	3.45%	447,388	11,810	2.64%	442,034	10,369	2.35%

Non-Interest-Bearing Liabilities:
Demand Deposits	66,191			62,237			50,768
Other Liabilities	16,722			13,058			11,623
Shareholders’ Equity	88,768			85,154			77,623

Total	$635,588			$607,837			$582,048

Net Interest Income (Note B)		$43,227			$40,869			$39,065

Net Yield on Interest-Earning Assets			7.47%			7.39%			7.33%

Note A – For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans amounted to $6,858,270, $5,662,303, and $1,496,679 for 2006, 2005, and 2004, respectively.

Note B – Loan fees of $3,496,765, $3,205,322, and $3,270,294 for 2006, 2005, and 2004, respectively, are included in interest income amounts above.

Changes in Interest Earned and Interest Expense Resulting from Changes in Volume and Changes in Rates

	2006 Compared to 2005 Increase (Decrease) Due to Change In:			2005 Compared to 2004 Increase (Decrease) Due to Change In:			2004 Compared to 2003 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net	Volume	Average Rate	Net
	(In Thousands of Dollars)
Interest Earned On:
Loans	$2,863	$2,853	$5,716	$3,009	$467	$3,476	$2,875	$(14)	$2,861
Taxable Investments	138	797	935	(275)	104	(171)	(307)	126	(181)
Non-Taxable Investments	(120)	9	(111)	(31)	(28)	(59)	185	(154)	31

Total Interest - Earning Assets	2,881	3,659	6,540	2,703	543	3,246	2,753	(42)	2,711

Interest Expense On:
Demand Deposits	(15)	19	4	28	101	129	24	(94)	(70)
Savings Deposits	(45)	3	(42)	39	58	97	48	(75)	(27)
Time Deposits	909	2,659	3,568	145	1,239	1,384	170	(778)	(608)
Other Borrowings	(204)	856	652	(340)	171	(169)	(24)	(100)	(124)

Total Interest - Bearing Liabilities	645	3,537	4,182	(128)	1,569	1,441	218	(1,047)	(829)

Increase in Net Interest Income	$2,236	$122	$2,358	$2,831	$(1,026)	$1,805	$2,535	$1,005	$3,540

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual net losses experienced during the year and management’s judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $3.8 million during the year, and a provision of $3.7 million was expensed for loan losses in 2006, compared to $3.9 million in 2005 and $3.7 million in 2004. Management’s efforts to monitor credit quality have held net charge-offs as a percentage of average loans at or below 0.9% for the last four years presented. Net charge-offs as a percentage of average loans were 0.85%, 0.77%, 0.90% and 0.90% for the years ended December 31, 2006, 2005, 2004, and 2003, respectively.

The ratio of the allowance to loans net of unearned income at December 31, 2006, was 1.7%. For additional information regarding the Company’s allowance for loan losses, see “Loans and Allowance for Loan Loss.”

Non-Interest Income

The following table presents the major components of non-interest income for the years indicated.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands of Dollars)
Service Charges and Other Fees on Deposit Accounts	$3,147	$2,941	$3,259
Credit Insurance Commissions and Fees	826	770	937
Bank-Owned Life Insurance	443	419	370
Investment Security (Losses) Gains, Net	0	(37)	(38)
Other Income	1,205	1,185	1,227

Total Non-Interest Income	$5,621	$5,278	$5,755

In 2006, total non-interest income increased $343,000, or 6.5%. This compares to a decrease of 8.3% in 2005 and an increase of 0.5% in 2004. The increase in 2006 was attributable to several factors. First, service charges and other fees on deposit accounts increased 7.0% during 2006, outpacing the Company’s 2006 deposit growth of 5.6%. The increase in service charge income was due to increases in customer overdrafts and accounts with non-sufficient funds. Second, credit insurance commissions and fees increased 7.3% during 2006, outpacing the Company’s 2006 consumer loan growth rate of 1.5%. Credit insurance commissions and fees are generated by the Bank’s subsidiary, FUSB Reinsurance. Third, earnings from the Company’s bank-owned life insurance policies increased 5.7% during 2006. These policies were established in 2002 to assist in funding the Bank’s supplemental compensation benefit agreements with directors and certain executive officers. Other factors affecting non-interest income related specifically to non-recurring items such as net investment security gains and losses and components of other income which includes, but is not limited to, gains and losses on sales of assets and other subsidiaries’ revenue.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years indicated.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands of Dollars)
Compensation and Benefits	$14,426	$14,146	$12,964
Occupancy	1,696	1,552	1,498
Furniture and Equipment	1,364	1,338	1,371
Impairment on Limited Partnerships	240	357	345
Legal, Accounting and Other Professional Fees	861	802	1,078
Stationary and Supplies	542	531	506
Telephone/Communication	629	429	435
Advertising	284	330	253
Collection and Recovery	294	289	246
Other	3,446	3,285	3,349

Total Non-Interest Expense	$23,782	$23,059	$22,045

Efficiency Ratio	48.7%	50.0%	49.2%
Total Non-Interest Expense to Average Assets	3.7%	3.8%	3.8%

Non-interest expense increased $723,000, or 3.1%, to $23.8 million in 2006, from $23.1 million in 2005. Although non-interest expense has continued to experience reasonable increases during the last three years, the Company’s efficiency ratio has continued to remain at or below 50% for the last three years. The efficiency ratio is computed by dividing total non-interest expense by net interest income and non-interest income. An increase in the ratio indicates more resources are being utilized to generate the same (or greater) volume of income while a decrease indicates a more efficient allocation of resources. Management believes that this measure affirms our commitment to the efficient use of corporate resources in generating continued increases in shareholder earnings per share.

Compensation and benefits increased $280,000, or 1.98%, in 2006, as a result of general staffing increases concurrent with expansion of offices and normal merit increases. These increases were somewhat offset by a decrease in health insurance costs as well as decreased incentive awards at the Bank. Because the health insurance plan is self-insured, costs are based on actual claims paid and they declined $209,000 in 2006. Incentive awards declined $212,000 because the Bank did not meet all of its performance objectives. The increase in 2005 was attributable to a combination of normal merit increases, incentives, an increase in the cost of health insurance, as well as the supplemental compensation benefit plan (which can be reviewed in detail in Note 12, “Employee Benefit Plans,” and Note 13, “Long-Term Incentive Compensation Plan,” in the “Notes to Consolidated Financial Statements” included in this Annual Report).

Occupancy expenses increased over the past three years due to continued branch expansion by the Bank and the effects of inflation on routine expenditures. Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes and other expenses associated with maintaining the nineteen banking offices and twenty-five finance company offices. The Company utilizes both acquired and leased space in operating these locations. The Bank owns all of its banking offices with the exception Columbiana office, which is leased. All ALC offices are leased (costs associated with operating lease agreements can be reviewed in detail in Note 17, “Operating Leases,” in the “Notes to Consolidated Financial Statements” included in this Annual Report). Occupancy expense increased by 9.3%, 3.6% and 6.4% for each of the years ended December 31, 2006, 2005, and 2004, respectively.

The Bank invests in limited partnerships that operate qualified affordable housing projects. These partnerships receive tax benefits in the form of tax deductions from operating losses and tax credits. Although the Bank accounts for these investments utilizing the cost method, management analyzes the Bank’s investments in limited partnerships for potential impairment on an annual basis. The investment balances in these partnerships were $2.0 million, $2.2 million, and $2.6 million at December 31, 2006, 2005, and 2004, respectively. Losses in these investments amounted to $240,000, $357,000, and $345,000 for 2006, 2005, and 2004, respectively.

In 2006, the Company experienced an increase of 7.4% in legal, accounting and other professional fees. This increase was the result of implementing increased compliance requirements, specifically Bank Secrecy Act and Sarbanes Oxley, as well as a continued focus on the external monitoring of the Bank’s loan portfolio.

The remaining changes in non-interest expense were reasonable and customary in nature.

Provision for Income Taxes

Income tax expense increased $1.5 million for 2006. This increase resulted from higher levels of taxable income and decreases in low-income housing tax credits. The calculation of the Company’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of the Company’s overall business strategy, management must consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on the Company’s overall tax position. Management estimates the effective tax rate for the Company to remain approximately 33% of pre-tax income. A more detailed discussion of the Company’s provision for income taxes can be found in Note 11, “Income Taxes,” in the “Notes to Consolidated Financial Statements” included in this Annual Report.

Loans and Allowance for Loan Loss

Total loans outstanding increased by $10.0 million in 2006 with a loan portfolio totaling $449.2 million as of December 31, 2006. Loans represent 76.4% of the Company’s earning assets and provide 88.9% of the Company’s interest income.

The growth in loans during 2006 was fueled primarily from real estate lending. Real estate loans increased 4.3% to $312.0 million in 2006. The Company’s real estate loan portfolio is comprised of construction loans to both businesses and individuals for residential and commercial development, commercial buildings and apartment complexes, with most of this activity being commercial. Real estate loans also consist of other loans secured by real estate, such as one-to-four family dwellings, including mobile homes, loans on land only, multi-family dwellings, non-farm, non-residential real estate and home equity loans. As in previous years, quality real estate lending continues to be a priority of the Company’s lending team and management. Real estate loans remain the largest component of the Company’s loan portfolio comprising 69.4% of total loans outstanding.

Consumer loans represent the second largest component of the Company’s loan portfolio, comprising 24.4% of total loans outstanding. Consumer lending experienced a 1.5% growth rate for 2006, growing to $109.6 million at December 31, 2006. These loans include loans to individuals for household, family and other personal expenditures, including credit cards and other related credit plans.

Commercial, financial and agricultural loans declined by 10.4% during 2006 to $34.9 million at December 31, 2006. The decline in commercial lending revolved primarily around increased competition in the Company’s heavier populated markets for commercial customers and a decline in quality commercial credit applications.

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

The Bank’s loan policy requires immediate recognition of a loss if significant doubt exists as to the repayment of the principal balance of a loan. Consumer installment loans at the Bank and ALC are generally recognized as losses if they become 120 days delinquent. Exceptions are made particularily in loans that are secured by real estate and the borrower is in a repayment plan under the bankruptcy statutes. As long as these loans are fully secured and paying in accordance with the bankruptcy plan they are not charged off.

A credit review of the Bank’s individual loans is conducted periodically by branch and by loan officer. A risk rating is assigned to each loan and is reviewed at least annually. In assigning risk, management takes into consideration the capacity of the borrower to repay, collateral values, current economic conditions and other factors.

Loan officers and other personnel handling loan transactions undergo frequent training dedicated to improving the credit quality, as well as the yield of the loan portfolio. The Bank utilizes a written loan policy, which attempts to guide lending personnel in applying consistent underwriting standards. This policy is intended to aid loan officers and lending personnel in making sound credit decisions and to assure compliance with state and federal regulations. The Bank’s loan policy is reviewed, at a minimum, on an annual basis to insure timely modifications to the Bank’s lending standards.

In order to better manage credit risk, ALC carefully oversees its portfolio through formal underwriting standards, monitoring of customer payments and active follow-up. ALC assesses the adequacy of the allowance for loan losses on an aggregate level based upon recent delinquency status, levels of loans in bankruptcy, non-accrual status, and estimates of inherent loss based on historical charge-off trends and economic conditions. ALC continues to concentrate more on loans secured by real estate and places less emphasis on automobile loans.

The following table shows the Company’s loan distribution as of December 31, 2006, 2005, 2004, 2003, and 2002.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In Thousands of Dollars)
Commercial, Financial, and Agricultural	$34,933	$38,981	$33,443	$34,865	$40,145
Real Estate	311,989	299,140	276,698	265,443	241,668
Installment (Consumer)	109,643	108,022	100,605	93,560	82,570
Less: Unearned Interest, Commissions, and Fees	7,326	6,922	6,763	7,290	6,326

Total	$449,239	$439,221	$403,983	$386,578	$358,057

The amounts of total loans (excluding installment loans) outstanding at December 31, 2006, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years, and (3) more than five years, are shown in the following table.

	Maturing
	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial, Financial, and Agricultural	$23,495	$9,966	$1,472	$34,933
Real Estate-Mortgage	137,240	75,921	98,828	311,989

Total	$160,735	$85,887	$100,300	$346,922

Variable rate loans totaled approximately $86.7 million and are included in the one-year category.

Non-Performing Assets

Accruing loans past due 90 days or more at December 31, 2006, totaled $2.0 million. These loans are secured, and, taking into consideration the collateral value and the financial strength of the borrowers, management believes there will be no loss in these accounts and has allowed the loans to continue accruing.

Impaired loans totaled $7.3 million, $5.7 million, and $0, as of December 31, 2006, 2005, and 2004, respectively. The increase in 2006 is attributable to one customer. Loans to this customer total $3.4 million and are in Chapter 11 bankruptcy. Management believes the loans to be fully secured by real estate and anticipates no loss. There was approximately $847,676 and $816,283 in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2006, and 2005 ($0 for 2004). The average recorded investment in impaired loans for 2006, 2005, and 2004 was approximately $6.9 million, $2.5 million, and $1.3 million, respectively. In prior years, management disclosed only large non-performing loans analyzed on an individual basis as impaired. In 2005, because of the number of smaller non-performing loans at ALC, management decided to disclose all loans on non-accrual status as impaired, which resulted in the large increase to impaired loans as of December 31, 2005.

Non-performing assets as a percentage of net loans and other real estate was 2.4% at December 31, 2006, compared to 2.0% at December 31, 2005. This increase is due to an increase in loans on non-accrual, accruing loans past due 90 days or more, and real estate acquired in settlement of loans. Management believes by close monitoring of these loans and through aggressive collection efforts, non-performing assets can be reduced. Management reviews these loans and reports to the Board of Directors monthly. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when underlying collateral values and management’s belief that the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset value downgraded.

The following table presents information on non-performing loans and real estate acquired in settlement of loans.

	December 31,
	2006	2005	2004	2003	2002
	(In Thousands of Dollars)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$7,318	$5,662	$1,496	$1,879	$6,228
Accruing Loans Past Due 90 Days or More	2,033	1,203	619	382	1,433
Real Estate Acquired in Settlement of Loans	1,318	1,750	1,664	2,608	1,296

Total	$10,669	$8,615	$3,779	$4,869	$8,957

Non-Performing Assets as a Percent of Net
Loans and Other Real Estate	2.37%	1.95%	0.93%	1.26%	2.50%

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2006	2005	2004
	(In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis	$7,318	$5,662	$1,496
Interest Income that Would Have Been Recorded Under Original Terms	874	701	157
Interest Income Reported and Recorded During the Year	186	49	56

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. In addition to consideration of these factors, the Company has a consistent and continuing policy of placing all loans on non-accrual status if they become 90 days or more past due, unless they are in the process of collection. When a loan is placed on non-accrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses.

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for each of the five years indicated.

	December 31,
	2006		2005		2004		2003		2002
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans
Commercial, Financial and Agricultural	$376	8%	$399	8%	$385	8%	$832	9%	$1,090	11%
Real Estate	4,468	68	4,175	68	3,305	67	3,083	67	3,114	66
Installment	2,820	24	3,120	24	3,371	25	2,927	24	2,419	23

Total	$7,664	100%	$7,694	100%	$7,061	100%	$6,842	100%	$6,623	100%

In establishing the allowance for loan losses, management created the following risk groups for evaluating the loan portfolio:

•	Large classified loans and impaired loans are evaluated individually with specific reserves allocated based on management’s review.

•	Smaller non-accrual and adversely classified loans are assigned a portion of the allowance based on loan grading.

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

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for each of the five years indicated.

	December 31,
	2006	2005	2004	2003	2002
	(In Thousands of Dollars)
Balance of Allowance for Loan Loss at Beginning of Period	$7,694	$7,061	$6,842	$6,623	$6,590
Charge-Offs:
Commercial, Financial, and Agricultural	(473)	(238)	(317)	(959)	(826)
Real Estate-Mortgage	(241)	(183)	(690)	(198)	(501)
Installment	(4,001)	(3,559)	(3,243)	(2,935)	(3,562)
Credit Cards	(21)	(35)	(29)	(27)	(22)

	(4,736)	(4,015)	(4,279)	(4,119)	(4,911)

Recoveries:
Commercial, Financial, and Agricultural	78	25	28	47	111
Real Estate-Mortgage	78	74	59	131	35
Installment	811	673	677	647	924
Credit Cards	13	23	10	8	15

	980	795	774	833	1,085

Net Charge-Offs	(3,756)	(3,220)	(3,505)	(3,286)	(3,826)
Provision for Loan Losses	3,726	3,853	3,724	3,505	3,859

Balance of Allowance for Loan Loss at End of Period	$7,664	$7,694	$7,061	$6,842	$6,623

Ratio of Net Charge-Offs During Period to Average Loans Outstanding	0.85%	0.77%	0.90%	0.90%	1.11%

Investment Securities Available-for-Sale and Derivative Instruments

Investment securities, which are classified as available-for-sale, include, as of December 31, 2006, U.S. Treasury securities of $120,000, obligations of U.S. government sponsored agency securities of $5.8 million, mortgage-backed securities of $96.2 million, state, county, and municipal securities of $16.7 million, and other securities of $867,833. The securities portfolio is carried at fair market value, and increased $9.0 million from December 31, 2005, to December 31, 2006.

Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of agency guaranteed mortgage-backed obligations and collateralized mortgage obligations (“CMOs”). The mortgage-backed obligations in which the Bank invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages (“mortgage-backed securities”).

Mortgage-backed securities and CMOs present some degree of additional risk in that mortgages collateralizing these securities can be refinanced, thereby affecting the future yield and market value of the portfolio. Management expects the annual repayment of the underlying mortgages to vary as a result of monthly repayment of principal and/or interest required under terms of the underlying promissory notes. Further, the actual rate of repayment is subject to changes depending upon the terms of the underlying mortgages, the relative level of mortgage interest rates, and the structure of the securities. When relative interest rates decline to levels below that of the underlying mortgages, acceleration of principal repayment is expected as some borrowers on the underlying mortgages refinance to lower rates. When the underlying rates on mortgage loans are comparable to, or in excess of, market rates, repayment more closely conforms to scheduled amortization in accordance with terms of the promissory note with additional repayment as a result of sales of homes collateralizing the mortgage loans constituting the security.

Although maturities of the underlying mortgage loans may range up to 30 years, scheduled principal and normal prepayments substantially shorten the average maturities. As of December 31, 2006, the investment portfolio had an estimated average maturity of 3.7 years.

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

Fair market values of securities can vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on liquidity or other funding needs. There were net unrealized losses, net of taxes, of $410,000 in the securities portfolio on December 31, 2006, versus $667,000 one year ago.

The Bank has used certain derivative products for hedging purposes. These include interest rate swaps and caps. The use and detail regarding these products are fully discussed under “Liquidity and Interest Rate Sensitivity Management” below and in Note 2, “Summary of Significant Accounting Policies,” in the “Notes to Consolidated Financial Statements.” The Bank adopted the provisions of Statement of Financial Accounting Standards No. 133, as amended (“FASB 133”), effective January 1, 2001, as required by the Financial Accounting Standards Board. On that date, the Bank reassessed and designated derivative instruments used for risk management as fair-value hedges, cash-flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate.

Investment Securities Available-for-Sale

The following table sets forth the amortized costs of investment securities, as well as their fair value and related unrealized gains or losses on the dates indicated.

	December 31,
	2006	2005	2004
	(In Thousands of Dollars)
Investment Securities Available-for-Sale:
U.S. Treasury Securities	$120	$120	$0
Obligations of U.S. Government Sponsored Agency Securities	5,848	0	0
Obligations of States, Counties, and Political Subdivisions	16,451	17,006	20,271
Mortgage-Backed Securities	97,295	94,001	100,351
Other Securities	705	705	732

Total Book Value	120,419	111,832	121,354

Net Unrealized Gains (Losses)	(656)	(1,067)	1,201

Total Market Value	$119,763	$110,765	$122,555

Investment Securities Available-for-Sale Maturity Schedule

	Stated Maturity as of December 31, 2006
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands of Dollars, Except Yields)
Investment Securities Available-for-Sale:
U.S. Treasury Securities	$120	4.38%	$0	0%	$0	0%	$0	0%
Obligations of U.S. Government Sponsored Agency Securities	980	5.77	3,002	5.70	0	0.00	1,869	7.58
State, County, and Municipal Obligations	20	6.15	2,216	4.24	8,527	4.23	5,969	5.23
Mortgage-Backed Securities	791	3.83	720	5.45	23,861	4.60	70,821	4.99

Total	$1,911	4.61%	$5,938	5.13%	$32,388	4.50%	$78,659	5.07%

Total Securities With Stated Maturity							$118,896	4.91%
Equity Securities							867	4.60

Total							$119,763	4.91%

Available-for-sale securities are stated at market value and tax equivalent market yields.

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2006	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Maturing in 3 months or less	$160	0.13%
Maturing in 3 months to 1 year	1,751	1.47
Maturing in greater than 1 to 3 years	911	0.77
Maturing in greater than 3 to 5 years	5,027	4.23
Maturing in greater than 5 to 15 years	57,795	48.61
Maturing in over 15 years	53,252	44.79

Total	$118,896	100.00%

The following marketable equity securities have been excluded from the above maturity summary due to no stated maturity date.

Preferred Stock	$573
Mutual Funds	10
Other Marketable Equity Securities	$285

Condensed Portfolio Repricing Schedule

Repricing Summary as of December 31, 2006	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Repricing in 30 days or less	$456	0.38%
Repricing in 31 days to 1 year	10,680	8.98
Repricing in greater than 1 to 3 years	17,942	15.09
Repricing in greater than 3 to 5 years	22,943	19.30
Repricing in greater than 5 to 15 years	47,817	40.22
Repricing in over 15 years	19,058	16.03

Total	$118,896	100.00%

Repricing in 30 days or less does not include:
Mutual Funds		$10
Repricing in 31 days to 1 year does not include:
Preferred Stock		$573
Other Marketable Equity Securities		$285

The tables above reflect all securities at market value on December 31, 2006.

Security Gains and Losses

Non-interest income from securities transactions was a loss for years ended December 31, 2006, 2005, and 2004. Transactions affecting the Bank’s investment portfolio are directed by the Bank’s asset and liability management activities and strategies. Although short-term losses may occur from time to time, the “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

The table below shows the associated net gains or (losses) for the periods 2006, 2005, and 2004.

	2006	2005	2004
Investment Securities	$(268)	$(37,232)	$(37,716)

Volumes of sales, as well as other information on investment securities is discussed further in Note 3, “Investment Securities,” in the “Notes to Consolidated Financial Statements” included in this Annual Report.

Deposits

Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. The Company’s core deposits totaled $340.9 million, or 75.7%, of total deposits at December 31, 2006, and totaled $343.6 million, or 80.6%, of total deposits at December 31, 2005.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future, although economic and competitive factors could affect this funding source. The Company’s loan-to-deposit ratio was 98.1% at December 31, 2006, and 101.2% at the end of 2005.

Time deposits in excess of $100,000 grew 32.1% to $109.1 million as of December 31, 2006. Included in these large deposits are $24.8 million in brokered certificates of deposits at year-end 2006, and $10.0 million in 2005. Management has used brokered deposits as a funding source when rates and terms are more attractive than other funding sources.

The sensitivity of the Bank’s deposit rates to changes in market interest rates is reflected in its average interest rate paid on interest-bearing deposits. During 2006, market interest rates increased, attributable to the higher Federal Reserve target interest rates for 2006. The Bank’s average interest rate paid on interest-bearing deposits followed this trend.

Management, as part of an overall program to emphasize the growth of transaction accounts, continues to promote online banking and an online bill paying program, as well as enhancing the telephone banking product through the use of the employee incentive plan. In addition, continued effort is being placed on deposit promotions, direct-mail campaigns and cross-selling efforts.

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods in the following table.

	December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands of Dollars, Except Percentages)
Non-Interest Bearing Demand Deposit Accounts	$66,191		$62,237		$50,768
Interest-Bearing Demand Deposit Accounts	78,396	0.82%	80,295	0.79%	76,045	0.67%
Savings Deposits	52,487	0.95	57,246	0.94	52,632	0.84
Time Deposits	246,199	4.29	217,888	3.21	212,407	2.64

Total	$443,273	2.64%	$417,666	1.95%	$391,852	1.67%

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2006, are summarized as follows:

Maturities	Time Certificates of Deposit	Other Time Deposits	Total
3 Months or Less	$13,787,004	$6,817,000	$20,604,004
Over 3 Through 6 Months	16,527,675	0	16,527,675
Over 6 Through 12 Months	34,425,827	0	34,425,827
Over 12 Months	37,582,663	0	37,582,663

Total	$102,323,169	$6,817,000	$109,140,169

Other Borrowings

Other interest-bearing liabilities include all interest-bearing liabilities except deposits, such as federal funds purchased, securities sold under agreements to repurchase, treasury, tax and loan deposits, and Federal Home Loan Bank (“FHLB”) advances. This category continues to be utilized as an alternative source of funds. During 2006, the average other interest-bearing liabilities represented 18.7% of the average total interest-bearing liabilities compared to 20.6% in 2005 and 22.8% in 2004. The advances from the FHLB are an alternative to funding sources with similar maturities such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Average federal funds purchased increased from $694,000 in 2005 to $953,000 in 2006. Average treasury, tax, and loan deposits increased from $550,232 in 2005 to $629,000 in 2006. Securities sold under agreements to repurchase were not offered in 2005 and averaged $17,903 in 2006. For additional information and discussion of these borrowings, refer to Notes 9 and 10, “Short-Term Borrowings” and “Long-Term Debt,” respectively, in the “Notes to Consolidated Financial Statements” included in this Annual Report.

The following table shows information for the last three years regarding the Bank’s short- and long-term borrowings consisting of treasury, tax, and loan deposits, federal funds purchases, securities sold under agreements to repurchase, and other borrowings from the FHLB.

	Short-Term Borrowings Maturity Less Than One Year	Long-Term Borrowings Maturity One Year or Greater
	(In Thousands of Dollars, Except Percentages)
Year Ended December 31:
2006	$1,757	$87,553
2005	1,248	89,588
2004	941	89,637
Weighted Average Interest Rate at Year-End:
2006	5.04%	5.34%
2005	3.96	4.50
2004	2.03	3.77
Maximum Amount Outstanding at Any Month’s End:
2006	$11,443	$89,579
2005	7,719	89,621
2004	9,005	99,732
Average Amount Outstanding During the Year:
2006	$2,815	$84,010
2005	1,244	89,602
2004	1,922	99,028
Weighted Average Interest Rate During the Year:
2006	5.15%	4.93%
2005	3.60	4.01
2004	1.68	3.80

Shareholders’ Equity

United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 2006, shareholders’ equity totaled $91.6 million, or 14.2% of total assets, compared to 14.1% and 14.0% for year-end 2005 and 2004, respectively. This level of equity indicates to United Security’s shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

Over the last three years, shareholders’ equity grew from $73.3 million at the beginning of 2004 to $91.6 million at the end of 2006. This growth was the result of internally generated retained earnings. Shareholders’ equity also was impacted by the net change in unrealized gain (loss) on securities available-for-sale and derivatives, net of tax, which decreased shareholder’s equity by $30,607 and $1.3 million in 2004 and 2005, respectively, and increased shareholders’ equity by $109,817 in 2006.

In connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, 2,450 shares were purchased in 2006 and 2,605 shares were purchased in 2005. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of United Security common stock. For more information related to this plan see Note 13, “Long-Term Incentive Compensation Plan,” in the “Notes to Consolidated Financial Statements” included in this Annual Report.

United Security initiated a share repurchase program in 2001 in which it authorized the Company to repurchase up to 1,429,204 shares of common stock (as adjusted for the two-for-one stock split that was effective June 30, 2003); however, no shares were repurchased under the program in 2003, 2004, or 2005. In January 2006, the Board of Directors terminated the repurchase program (which would have expired on June 30, 2006) and approved a new repurchase program, under which the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. During 2006, 118,547 shares were repurchased under this program.

United Security’s capital base remains a source of strength as noted above. Additionally, the internal capital generation rate (net income less cash dividends as a percentage of average shareholders’ equity) remains favorable at 8.4% in 2006 as compared to 8.9% in 2005 and 10.9% in 2004. The dividend paid in 2006 increased by $711,000 over 2005. The increase in dividends paid in 2006 and 2005 resulted in the decline in the internal capital generation rate.

The two-for-one stock split authorized and implemented in 2003 increased common stock outstanding; however, shareholders’ equity was not affected by the split. All shares outstanding and dividend per share numbers recorded in prior years have been adjusted as a result of the stock split.

United Security is required to comply with capital adequacy standards established by the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”). Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to risk categories, each with a specified risk weight factor. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The banking regulatory agencies also have adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier 1 Capital (as defined below) to total assets less goodwill (the “leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3% level.

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

Risk-Based Capital Requirements

	Minimum Regulatory Requirements	United Security’s Ratio at December 31, 2006
Total Capital to Risk-Adjusted Assets	8.00%	20.67%
Tier I Capital to Risk-Adjusted Assets	4.00%	19.39%
Tier I Leverage Ratio	3.00%	13.60%

In addition to meeting the minimum regulatory ratios, the regulatory ratios of the Bank exceeded the ratios required for well-capitalized banks as defined by federal banking regulators. To be categorized as well-capitalized, the Bank must maintain Total Qualifying Capital, Tier I Capital and leverage ratios of at least 8%, 4%, and 3%, respectively.

United Security attempts to balance the return to shareholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. Total cash dividends declared were $6.8 million, or $1.07, per share in 2006, compared to $0.95 per share in 2005 and $0.72 per share in 2004. The total cash dividends represented a payout ratio of 47.9% in 2006, with a payout ratio of 44.8% and 35.3% in 2005 and 2004, respectively. Calendar year 2006 is the eighteenth consecutive year that United Security has increased cash dividends.

Ratio Analysis

The following table presents operating and equity performance ratios for each of the last three years.

	Year Ended December 31,
	2006	2005	2004
Return on Average Assets	2.24%	2.25%	2.26%
Return on Average Equity	16.05%	16.04%	16.92%
Cash Dividend Payout Ratio	47.89%	44.75%	35.27%
Average Equity to Average Assets Ratio	13.97%	14.01%	13.34%

Liquidity and Interest Rate Sensitivity Management

The primary functions of asset and liability management are to (1) assure adequate liquidity, (2) maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities, (3) maximize the profit of the Bank and (4) reduce risks to the Bank’s capital. Liquidity management involves the ability to meet day-to-day cash flow requirements of the Bank’s customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during changes in market interest rates. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on the net interest margin.

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments and maturities and sales relating to loans, and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $186.1 million at December 31, 2006.

Investment securities that are forecast to mature or reprice over the next twelve months total $12.0 million, or 10.0% of the investment portfolio as of December 31, 2006. For comparison, principal payments on investment securities totaled $29.0 million in 2006.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of December 31, 2006, the bond portfolio had an expected average maturity of 3.9 years, and only approximately 71.3% of the $119.8 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash-flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash-flows from operating activities and increases in deposits and short-term borrowings.

The liability portion of the balance sheet provides liquidity through interest-bearing and non-interest-bearing deposit accounts. Federal funds purchased, FHLB advances, securities sold under agreements to repurchase, and short-term and long-term borrowings are additional sources of liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.

The Bank, at December 31, 2006, had long-term debt and short-term borrowings that, on average, represented 13.7% of total liabilities and equity, compared to 15.0% at year-end 2005.

The Bank currently has up to $105.3 million in additional borrowing capacity from the FHLB and $35.0 million in established federal funds lines.

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

The accompanying table shows the Bank’s interest rate sensitive position at December 31, 2006, as measured by gap analysis. Over the next 12 months approximately $76.5 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. This analysis indicated that the Bank has a negative gap within the next 12-month range.

Maturity and Repricing Report

	December 31, 2006
	(In Thousands of Dollars)
	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Earning Assets:
Loans (Net of Unearned Income)	$124,061	$62,006	$186,067	$161,108	$102,063	$0	$449,238
Investment Securities	466	11,538	12,004	40,885	66,874	0	119,763
Federal Home Loan Bank Stock	5,180	0	5,180	0	0	0	5,180
Interest-Bearing Deposits in Other Banks	13,816	0	13,816	0	0	0	13,816

Total Earning Assets	$143,523	$73,544	$217,067	$201,993	$168,937	$0	$587,997
Percent of Total Earning Assets	24.4%	12.5%	36.9%	34.4%	28.7%	0.0%	100.0%
Interest-Bearing Liabilities:
Interest-Bearing Deposits and Liabilities
Demand Deposits	$15,343	$0	$15,343	$61,370	$0	$0	$76,713
Savings Deposits	9,493	0	9,493	37,970	0	0	47,463
Time Deposits	49,959	127,966	177,925	85,916	0	0	263,841
Borrowings	89,265	24	89,289	21	0	0	89,310
Non-Interest-Bearing Liabilities:
Demand Deposits	1,551	0	1,551	0	0	60,494	62,045

Total Funding Sources	$165,611	$127,990	$293,601	$185,277	$0	$60,494	$539,372
Percent of Total Funding Sources	30.7%	23.7%	54.4%	34.4%	0.0%	11.2%	100.0%
Interest-Sensitivity Gap (Balance Sheet)	$(22,088)	$(54,446)	$(76,534)	$16,716	$168,937	$(60,494)	$48,625
Derivative Instruments	$10,000	$0	$10,000	$0	$0	$(10,000)	$0
Interest-Sensitivity Gap	$(12,088)	$(54,446)	$(66,534)	$16,716	$168,937	$(70,494)	$48,625
Cumulative Interest-Sensitivity Gap	$(12,088)	$(66,534)	N/A	$(49,818)	$119,119	$48,625	$97,250
	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years		Over 5 Years Non-Rate Sensitive	Total
Ratio of Earning Assets to Funding Sources and Derivative Instruments	0.92%	0.57%	0.77%	1.09%		2.40%	1.00%
Cumulative Ratio	0.92%	0.77%	N/A	0.89%		1.09%	1.09%

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, the Bank simulates how changes in short- and long-term interest rates will impact future profitability as reflected by changes in the Bank’s net interest margin. The tables below depict how, as of December 31, 2006, pre-tax net interest margins and pre-tax net income are forecast to change over time frames of six months, one year, two years, and five years under the four listed interest rate scenarios. The interest rate scenarios are immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast, (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	-6	-8	-9	-5
+2%	-12	-17	-20	-12
-1%	-4	-3	-4	-9
-2%	-12	-12	-15	-24

Cumulative Earnings Change from Level Interest Rate Forecast, (dollars, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$(191,240)	$(509,974)	$(1,147,442)	$(1,593,670)
+2%	(382,480)	(1,083,695)	(2,549,872)	(3,824,808)
-1%	(127,493)	(191,240)	(509,974)	(2,868,606)
-2%	(382,480)	(764,961)	(1,912,404)	(7,649,616)

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

As part of the ongoing monitoring of interest-sensitive assets and liabilities, the Bank enters into various interest rate contracts (“interest rate protection contracts”) to help manage the Bank’s interest sensitivity. These contracts generally have a fixed notional principal amount and include interest rate swaps where the Bank typically receives or pays a fixed-rate and a counterparty pays or receives a floating-rate based on a specified index, and interest rate caps and floors purchased where the Bank receives interest if the specified index falls below the floor rate or rises above the cap rate. All interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company’s interest risk management program. The income or expense associated with interest rate swaps, caps, and floors classified as hedges ultimately are reflected as adjustments to interest income or expense. Changes in the estimated market value of interest rate protection contracts are reflected in either the Bank’s income statement or balance sheet. A discussion of interest rate risks, credit risks and concentrations in derivative instruments is included in Note 19, “Derivative Financial Instruments,” in the “Notes to Consolidated Financial Statements” included in this Annual Report.

Market Value of Equity and Estimated Modified Duration of Assets, Liabilities, and Equity Capital

	+1%	+2%	-1%	-2%
Asset Modified Duration	2.38%	2.40%	2.25%	2.22%
Liability Modified Duration	2.08%	2.04%	2.57%	2.67%
Modified Duration Mismatch	0.30%	0.36%	0.32%	-0.45%
Estimated Change in Market Value of Equity (Pre-Tax)	$(1,938,225)	$(4,640,600)	$(1,995,419)	$(5,724,174)
Change in Market Value of Equity / Equity Capital (Pre-Tax)	-2.16%	-5.18%	-2.23%	-6.39%

As of December 31, 2006, all risk measurements were within Bank policy limitations on interest margin and changes in market value divided by equity capital.

Contractual Obligations

The Company has contractual obligations to make future payments on debt and lease agreements. Long-term debt is reflected on the consolidated statements of financial condition, whereas, operating lease obligations for office space and equipment are not recorded on the consolidated statements of financial condition. The Company and its subsidiaries have not entered into any unconditional purchase obligations or other long-term obligations other than as included in the following table. These types of obligations are more fully discussed in Note 10, “Long-Term Debt,” and Note 17, “Operating Leases,” of the “Notes to Consolidated Financial Statements” included in this Annual Report.

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the Consolidated Statements of Financial Condition. These commitments are more fully discussed in Note 18, “Guarantees, Commitments, and Contingencies,” of the “Notes to Consolidated Financial Statements” included in this Annual Report.

The following summarizes the Company’s contractual obligations as of December 31, 2006.

	Payment Due by Period
	(In Thousands of Dollars)
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Time Deposits	$263,841	$177,925	$44,821	$40,348	$747
Long-Term Debt*	87,553	30,000	44,553	13,000	0
Commitments to Extend Credit	54,777	50,892	0	0	3,885
Operating Leases	1,152	382	588	182	0
Standby Letters of Credit	1,869	1,869	0	0	0

Total	$409,192	$261,068	$89,962	$53,530	$4,632

*	Long-term debt consists of FHLB advances totaling $87.6 million. $52,632 are fixed-rate advances, $62.0 million are floating-rate, and $25.5 million are convertible. Interest is included and calculated at the current rate for the entire period.

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are considered material, other than “Operating Leases,” included in Note 17, “Guarantees, Commitments, and Contingencies,” included in Note 18, and “Derivative Financial Instruments,” included in Note 19 of the “Notes to Consolidated Financial Statements” included in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is contained in Item 7 herein under the heading, “Liquidity and Interest Rate Sensitivity Management.”

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

United Security Bancshares, Inc.

Thomasville, Alabama

We have audited the accompanying consolidated balance sheets of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of United Security Bancshares, Inc. and Subsidiaries for the year ended December 31, 2004 were audited by other auditors, whose report dated March 15, 2005 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the two years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Security Bancshares, Inc. and Subsidiaries’ internal control of financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of United Security Bancshares, Inc. and Subsidiaries internal control over financial reporting and an unqualified opinion on the effectiveness of United Security Bancshares, Inc. and Subsidiaries internal control over financial reporting.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

United Security Bancshares, Inc.

Thomasville, Alabama

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that United Security Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Security Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that United Security Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, United Security Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years then ended and our report dated March 12, 2007 expressed an unqualified opinion.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

United Security Bancshares, Inc.:

We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows of United Security Bancshares, Inc. and Subsidiaries for the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, United Security Bancshares, Inc. and Subsidiaries consolidated results of operations and cash flows for the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Birmingham, Alabama

March 15, 2005

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
CASH AND DUE FROM BANKS	$14,668,283	$15,602,679
INTEREST-BEARING DEPOSITS IN OTHER BANKS	13,791,366	5,949,789

Total cash and cash equivalents	28,459,649	21,552,468
FEDERAL FUNDS SOLD	25,000	0
INVESTMENT SECURITIES AVAILABLE-FOR-SALE, at fair market value	119,763,324	110,764,972
FEDERAL HOME LOAN BANK STOCK, at cost	5,179,900	5,202,800
LOANS, net of allowance for loan losses of $7,664,432, and $7,694,011, respectively	441,574,169	431,526,999
PREMISES AND EQUIPMENT, net of accumulated depreciation of $15,593,276 and $15,366,413, respectively	18,864,475	19,425,270
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	10,530,690	10,143,303
ACCRUED INTEREST RECEIVABLE	6,095,539	5,210,216
GOODWILL	4,097,773	4,097,773
INVESTMENT IN LIMITED PARTNERSHIPS	2,010,942	2,234,154
OTHER ASSETS	9,694,871	11,324,731

TOTAL ASSETS	$646,296,332	$621,482,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Demand, non-interest-bearing	$62,044,974	$63,404,027
Demand, interest-bearing	76,712,623	81,475,068
Savings	47,463,110	57,830,586
Time, $100,000 and over	109,140,169	82,648,323
Other time	154,701,580	140,872,659

Total deposits	450,062,456	426,230,663
ACCRUED INTEREST EXPENSE	3,169,744	2,434,303
OTHER LIABILITIES	12,158,963	14,272,404
SHORT–TERM BORROWINGS	1,756,988	1,248,367
LONG–TERM DEBT	87,552,632	89,587,719

TOTAL LIABILITIES	554,700,783	533,773,456

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 10,000,000 shares authorized; 7,317,560 shares issued	73,175	73,175
Surplus	9,233,279	9,233,279
Accumulated other comprehensive loss, net of tax	(274,910)	(384,727)
Retained earnings	96,712,701	89,664,886
Treasury stock, 1,010,708 and 889,711 shares at cost for 2006 and 2005, respectively	(14,148,696)	(10,877,383)

TOTAL SHAREHOLDERS’ EQUITY	91,595,549	87,709,230

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$646,296,332	$621,482,686

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
INTEREST INCOME:
Interest and fees on loans	$52,630,344	$46,914,359	$43,437,915
Interest on investment securities available-for-sale:
Taxable	5,100,628	4,379,747	4,771,742
Tax–exempt	760,312	871,292	930,352
Other interest and dividends	728,054	514,010	293,757

Total interest income	59,219,338	52,679,408	49,433,766
INTEREST EXPENSE:
Interest on deposits	11,691,855	8,162,144	6,551,774
Interest on short–term borrowings	144,942	44,819	32,259
Interest on long–term debt	4,155,053	3,603,305	3,784,829

Total interest expense	15,991,850	11,810,268	10,368,862

NET INTEREST INCOME	43,227,488	40,869,140	39,064,904
PROVISION FOR LOAN LOSSES	3,725,974	3,853,052	3,723,708

Net interest income after provision for loan losses	39,501,514	37,016,088	35,341,196
NON-INTEREST INCOME:
Service and other charges on deposit accounts	3,146,615	2,941,213	3,258,596
Credit life insurance income	825,689	769,648	937,425
Investment securities (losses), net	(268)	(37,232)	(37,716)
Other income	1,648,576	1,604,363	1,596,326

Total non-interest income	5,620,612	5,277,992	5,754,631
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,425,832	14,146,283	12,963,947
Furniture and equipment expense	1,363,709	1,338,226	1,370,627
Occupancy expense	1,695,795	1,551,365	1,498,266
Other expense	6,296,968	6,023,121	6,212,453

Total non-interest expense	23,782,304	23,058,995	22,045,293

INCOME BEFORE INCOME TAXES	21,339,822	19,235,085	19,050,534
PROVISION FOR INCOME TAXES	7,095,281	5,579,032	5,919,984

NET INCOME	$14,244,541	$13,656,053	$13,130,550

AVERAGE NUMBER OF SHARES OUTSTANDING	6,367,232	6,428,287	6,430,789

BASIC AND DILUTED NET INCOME PER SHARE	$2.24	$2.12	$2.04

DIVIDENDS PER SHARE	$1.07	$.95	$.72

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
BALANCE, December 31, 2003	$73,175	$9,233,279	$977,322	$73,794,123	$(10,748,694)	$73,329,205
Net income	0	0	0	13,130,550	0	13,130,550
Other comprehensive loss	0	0	(30,607)	0	0	(30,607)
Dividends paid	0	0	0	(4,631,237)	0	(4,631,237)
Purchase of treasury stock	0	0	0	0	(50,310)	(50,310)
Minority interest	0	0	0	165,276	0	165,276

BALANCE, December 31, 2004	73,175	9,233,279	946,715	82,458,712	(10,799,004)	81,912,877
Net income	0	0	0	13,656,053	0	13,656,053
Other comprehensive loss	0	0	(1,331,442)	0	0	(1,331,442)
Dividends paid	0	0	0	(6,110,660)	0	(6,110,660)
Purchase of treasury stock	0	0	0	0	(78,379)	(78,379)
Minority interest	0	0	0	(339,219)	0	(339,219)

BALANCE, December 31, 2005	73,175	9,233,279	(384,727)	89,664,886	(10,877,383)	87,709,230
Net income	0	0	0	14,244,541	0	14,244,541
Other comprehensive income	0	0	109,817	0	0	109,817
Dividends paid	0	0	0	(6,821,709)	0	(6,821,709)
Purchase of treasury stock	0	0	0	0	(3,271,313)	(3,271,313)
Minority interest	0	0	0	(375,017)	0	(375,017)

BALANCE, December 31, 2006	$73,175	$9,233,279	$(274,910)	$96,712,701	$(14,148,696)	$91,595,549

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
Net Income	$14,244,541	$13,656,053	$13,130,550

Other comprehensive income (loss):
Change in unrealized holding gains (losses) for derivatives arising during period, net of tax (benefit) of ($7,594), $111,625, and $227,020, respectively	(12,657)	186,626	355,980
Reclassification adjustment for net gains realized on derivatives in net income, net of taxes of $80,632 and $60,474, respectively	(134,387)	(100,790)	0
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax (benefits) of $154,016, ($864,329), and ($246,095), respectively	256,694	(1,440,548)	(410,159)
Reclassification adjustment for net losses realized on available-for-sale securities realized in net income, net of benefits of $101, $13,962, and $14,144, respectively	167	23,270	23,572

Other comprehensive income (loss)	109,817	(1,331,442)	(30,607)

Comprehensive income	$14,354,358	$12,324,611	$13,099,943

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,244,541	$13,656,053	$13,130,550
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	957,428	931,272	908,726
Provision for loan losses	3,725,974	3,853,052	3,723,708
Deferred income tax benefit	(69,229)	(997,561)	(27,680)
Loss on sale of securities, net	268	37,232	37,716
(Gain) loss on sale of fixed assets, net	(184)	(109,762)	132,434
Amortization of premium and discounts, net	30,211	295,234	450,931
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(885,323)	(561,148)	285,196
Decrease (increase) in other assets	(694,846)	(2,678,936)	(2,007,191)
Increase in interest payable	735,441	536,157	67,120
(Decrease) increase in other liabilities	(420,707)	3,679,440	2,728,856

Net cash provided by operating activities	17,623,574	18,641,033	19,430,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(38,972,883)	(23,637,780)	(34,410,740)
Purchase of FHLB stock	(745,100)	0	0
Proceeds from sales of investment securities available-for-sale	17,433	5,430,624	14,855,241
Proceeds from maturities and prepayments of securities available-for-sale	30,337,595	27,360,525	29,831,236
Purchase of cash surrender value life insurance	0	(950,000)	(1,500,000)
Proceeds from redemption of FHLB stock	768,000	0	0
Net change in loan portfolio	(13,649,784)	(38,344,491)	(26,753,658)
Net (increase) in federal funds sold	(25,000)	0	0
Purchase of premises and equipment, net	(645,369)	(671,308)	(663,936)
Net cash and income acquired in consolidation of limited partnerships	(13,590)	(73,476)	184,524

Net cash used in investing activities	(22,928,698)	(30,885,906)	(18,457,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	23,831,793	25,779,772	12,777,302
Net increase (decrease) in short–term borrowings	508,621	306,869	(1,645,925)
Proceeds from FHLB advances and other borrowings	45,000,000	50,000,000	25,000,000
Repayment of FHLB advances and other borrowings	(47,035,087)	(50,048,977)	(31,118,421)
Dividends paid	(6,821,709)	(6,110,660)	(4,631,237)
Purchase of treasury stock	(3,271,313)	(78,379)	(50,310)

Net cash provided by financing activities	12,212,305	19,848,625	331,409

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,907,181	7,603,752	1,304,442
CASH AND CASH EQUIVALENTS, beginning of year	21,552,468	13,948,716	12,644,275

CASH AND CASH EQUIVALENTS, end of year	$28,459,649	$21,552,468	$13,948,717

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

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

Reclassifications

Certain reclassifications have been made to the 2004 and 2005 financial statements to conform to the 2006 presentation with no effect on equity and net income.

Use of Estimates

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States (“GAAP”) and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of condition and revenues and expenses for the period. Actual results could differ from those estimates.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The Company is required to maintain average balances by the Federal Reserve Bank. The average amount of this reserve balance was $25,000 for the years ended December 31, 2006, and 2005.

Supplemental disclosures of cash flow information and noncash transactions related to cash flows for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Cash paid during the period for:
Interest	$15,256,409	$11,274,111	$10,179,580
Income taxes	7,107,485	6,888,833	6,689,191
Non-Cash Transactions:
Other Real Estate Acquired in Settlement of Loans	1,644,591	486,597	1,374,807

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

Securities

Securities may be held in three portfolios: trading account securities, held-to-maturity securities, and securities available-for-sale. Trading account securities are carried at market value, with unrealized gains and losses included in earnings. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at market value, with any unrealized gains or losses excluded from earnings and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning, or other valid business purposes. The Company held no securities in its held-to-maturity portfolio or trading account at December 31, 2006, or 2005. Equity securities are classified as available-for-sale and recorded at fair market value.

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

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Mortgage Loans Held-for-Sale

At December 31, 2006, and 2005, mortgage loans held-for-sale represented residential mortgage loans held-for-sale. Loans held-for-sale are carried at the lower of aggregate cost or market value and are included in the loan classification on the balance sheet. There were no loans held for sale at December 31, 2006. There were $79,800 loans held for sale at December 31, 2005.

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

Other Real Estate

Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Other real estate aggregated amounted to $1,317,990 and $1,749,917 at December 31, 2006, and 2005, respectively, and is included in other assets. Transfers from loans to other real estate amounted to $1,644,591 in 2006. Transfers from other real estate to loans amounted to $1,417,275.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed based on the weighted average shares outstanding during the period plus the dilutive effect of outstanding stock options. There are no outstanding options as of December 31, 2006.

The following table represents the earnings per share calculations for the years ended December 31, 2006, 2005, and 2004.

For the Years Ended:	Net Income	Weighted Average Shares	Earnings Per Share
December 31, 2006	$14,244,541	6,367,232	$2.24
December 31, 2005	$13,656,053	6,428,287	$2.12
December 31, 2004	$13,130,550	6,430,789	$2.04

New Accounting Standards

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. This statement is effective for financial statements as of the end of fiscal years ending after December 15, 2006. The company believes that SFAS 158 does not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 will be effective for financial statements issued for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The company is currently evaluating the impact of FIN 48 on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006. The company is currently evaluating the impact of SFAS 156 on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company believes that the adoption of SFAS 154 does not have a material impact on the consolidated financial statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale at December 31, 2006, and 2005 are as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties, and political subdivisions	$16,451,250	$301,405	$(20,714)	$16,731,941
U.S. treasury securities	119,720	0	(20)	119,700
Obligations of U. S. government sponsored agencies	5,847,931	4,068	(527)	5,851,472
Mortgage-backed securities	97,294,875	358,863	(1,461,360)	96,192,378
Equity securities	132,120	162,713	0	294,833
Preferred stock	573,000	0	0	573,000

Total	$120,418,896	$827,049	$(1,482,621)	$119,763,324

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties, and political subdivisions	$17,006,127	$373,696	$(48,762)	$17,331,061
U.S. treasury securities	119,743	0	(525)	119,218
Mortgage-backed securities	94,000,532	160,442	(1,679,126)	92,481,848
Equity securities	132,120	127,725	0	259,845
Preferred stock	573,000	0	0	573,000

Total	$111,831,522	$661,863	$(1,728,413)	$110,764,972

The scheduled maturities of investment securities available-for-sale at December 31, 2006, are presented in the following table:

	Amortized Cost	Estimated Fair Value
Maturing within one year	$1,912,296	$1,911,654
Maturing after one to five years	5,934,015	5,937,453
Maturing after five to fifteen years	58,277,339	57,795,133
Maturing after fifteen years	53,590,126	53,251,251
Equity securities and Preferred stock	705,120	867,833

Total	$120,418,896	$119,763,324

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006, and 2005. The Company does not believe any individual unrealized loss represents an other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2006
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties, and political subdivisions	$765,362	$(1,067)	$2,183,443	$(19,647)
U.S. treasury securities	119,700	(20)	0	0
Obligations of U. S. government sponsored agencies	980,628	(527)	0	0
Mortgage-backed securities	15,924,936	(88,153)	55,313,472	(1,373,207)

Total	$17,790,626	$(89,767)	$57,496,915	$(1,392,854)

	December 31, 2005
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties, and political subdivisions	$4,079,646	$(44,831)	$121,069	$(3,931)
U.S. treasury securities	119,218	(525)	0	0
Mortgage-backed securities	54,633,874	(783,866)	29,584,298	(895,260)

Total	$58,832,738	$(829,222)	$29,705,367	$(899,191)

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2006, 56 debt securities have been in a loss position for more than twelve months and 17 debt securities have been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of rising interest rates and the effect that rising rates have on the value of debt securities and not related to the credit worthiness of the issuers. Further, the Company has the current intent and ability to hold the securities to an expected recovery in market value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $85.8 million and $74.9 million at December 31, 2006, and 2005, respectively, were pledged to secure public deposits and for other purposes.

Net losses realized on sales of securities available-for-sale were $268, $37,232, and $37,716 in 2006, 2005, and 2004, respectively. The following chart represents the gross gains and losses for the years 2004 through 2006.

			Net
	Gross Gains	Gross Losses	Gains (Losses)
2006	$0	$268	$(268)
2005	106,449	143,681	(37,232)
2004	81,893	119,609	(37,716)

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

4.	LOANS AND ALLOWANCE FOR LOAN LOSS

At December 31, 2006, and 2005, the composition of the loan portfolio was as follows:

	2006	2005
Commercial, financial, and agricultural	$34,933,133	$38,981,196
Real estate mortgage	311,988,879	299,139,580
Consumer installment	109,643,169	108,021,819
Less:
Unearned interest, commissions, and fees	7,326,580	6,921,585

Total loans net of unearned interest, commissions, and fees	449,238,601	439,221,010
Allowance for loan losses	7,664,432	7,694,011

Total	$441,574,169	$431,526,999

Included in real estate mortgage loans is mortgage loans held-for-sale of $79,800 at December 31, 2005.

The Company grants commercial, real estate, and installment loans to customers primarily in Clarke, Choctaw, Bibb, Shelby, Tuscaloosa, and surrounding counties in Alabama, and Southeast Mississippi. Although the Company has a diversified loan portfolio, 69% of the portfolio is concentrated in loans secured by real estate.

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and the Bank, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 2006, and 2005, were $1,096,183 and $1,649,680, respectively. During the year ended December 31, 2006, new loans to these parties totaled $914,892 and repayments were $1,467,693.

A summary of the transactions in the allowance for loan losses follows:

	2006	2005	2004
Balance at beginning of year	$7,694,011	$7,060,754	$6,841,662
Provision for loan losses	3,725,974	3,853,052	3,723,708
Loans charged off	(4,736,214)	(4,015,005)	(4,279,262)
Recoveries of loans previously charged-off	980,661	795,210	774,646

Balance at end of year	$7,664,432	$7,694,011	$7,060,754

Impaired loans totaled $7,318,047, $5,662,303, and $0 as of December 31, 2006, 2005, and 2004, respectively. There was approximately $847,676 and $816,283 in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2006, and 2005, respectively. The average recorded investment in impaired loans for 2006, 2005, and 2004 was approximately $6,858,270, $2,509,750, and $1,328,514, respectively.

Loans on which the accrual of interest has been discontinued amounted to $7,318,047 and $5,662,303 at December 31, 2006, and 2005, respectively. If interest on those loans had been accrued, such income would have approximated $874,319, $701,191, and $157,539 for 2006, 2005, and 2004, respectively. Interest income actually recorded on those loans amounted to $186,344, $49,361, and $55,967 for 2006, 2005, and 2004, respectively. Accruing loans past due 90 days or more amounted to $2,033,326, $1,203,027, and $619,559 for 2006, 2005, and 2004, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

5.	PREMISES AND EQUIPMENT

Premises and equipment and their depreciable lives are summarized as follows:

	2006	2005
Land	$2,470,686	$2,513,641
Premises (40 years)	20,930,811	21,022,531
Furniture, fixtures, and equipment (3-7 years)	11,056,254	11,255,511

Total	34,457,751	34,791,683
Less accumulated depreciation	15,593,276	15,366,413

Total	$18,864,475	$19,425,270

Depreciation expense of $957,428, $931,272, and $867,703, was recorded in 2006, 2005, and 2004, respectively, on premises and equipment.

6.	GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill assets of $4,097,773 included in other assets as of December 31, 2006, and 2005. Management conducted its annual impairment testing June 30, 2006, and determined that there was no impairment.

7.	INVESTMENT IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures meet the definition of a variable interest entity. The Company has determined that it needs to consolidate one of the funds in which it is the sole limited partner. The Company also has determined that this fund is required to consolidate one of the affordable housing projects the fund invests in. The resulting financial impact to the consolidation of the Company is a net increase to total assets of approximately $3.2 million. This includes $8.3 million in premises and equipment less a loan totaling $5.6 million. This loan payable by the partnership, payable to the Company, was eliminated as a result of this consolidation. Unconsolidated investments in these partnerships are accounted for under the cost method as allowed under EITF 94-1. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $2.0 million recorded investment.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships. See Note 2 for additional discussion on the Bank’s investment in limited partnerships.

The Bank had no remaining cash commitments to these partnerships at December 31, 2006.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

8.	DEPOSITS

At December 31, 2006, the scheduled maturities of the Bank’s time deposits are as follows:

2007	$177,766,213
2008	33,794,016
2009	11,184,204
2010	26,296,727
2011 and thereafter	14,800,589

Total	$263,841,749

At December 31, 2006, and 2005, the Company had brokered certificates of deposit totaling $24,795,081 and $10,000,000, respectively.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, treasury tax and loan deposits and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. None were outstanding at year-end 2006 or 2005. Treasury tax and loan deposits totaled $1,463,338 and $1,248,367 at year-end 2006 and 2005, respectively. These deposits are withdrawable on demand.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2006, were $293,650. There were none outstanding at December 31, 2005.

At December 31, 2006, the Bank has $35.0 million in available federal fund lines from correspondent banks.

10.	LONG-TERM DEBT

The Company uses Federal Home Loan Bank (“FHLB”) advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At December 31, 2006, and 2005, investment securities and mortgage loans amounting to $89,099,490 and $93,016,437, respectively, were pledged to secure these borrowings.

The following summarizes information concerning FHLB advances and other borrowings:

	2006	2005	2004
Balance at year-end	$87,552,632	$89,587,719	$89,636,697
Average balance during the year	84,010,382	89,602,271	99,027,736
Maximum month-end balance during the year	89,578,947	89,620,980	99,732,457
Average rate paid during the year	4.93%	4.01%	3.80%
Weighted average remaining maturity	1.47 years	2.01 years	2.71 years

Interest rates on FHLB advances ranged from 5.07% to 6.40% and from 4.37% to 6.40% at December 31, 2006, and 2005, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Scheduled maturities of FHLB advances during 2007 are approximately $30.0 million. In 2008, there are $44.6 million in scheduled maturities. In 2009, there are no scheduled maturities. In 2010, there are $13.0 million in scheduled maturities. In 2011 and thereafter there are no scheduled maturities.

At December 31, 2006, the Bank has $105.3 million in available credit from the FHLB.

11.	INCOME TAXES

The consolidated provisions (benefits) for income taxes for the years ended December 31 were as follows:

	2006	2005	2004
Federal
Current	$6,297,459	$5,649,326	$5,267,586
Deferred	(57,737)	(806,929)	(24,515)

	6,239,722	4,842,397	5,243,071
State
Current	867,051	927,267	680,078
Deferred	(11,492)	(190,632)	(3,165)

	855,559	736,635	676,913

Total	$7,095,281	$5,579,032	$5,919,984

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 35% to pretax earnings for the following reasons:

	2006	2005	2004
Income tax expense at federal statutory rate	$7,468,938	$6,631,007	$6,667,355
Increase (decrease) resulting from:
Tax-exempt interest	(372,023)	(491,023)	(390,860)
State income tax expense, net of federal income tax benefit	571,609	491,828	453,636
Low income housing tax credits	(328,507)	(582,442)	(583,163)
Other	(244,736)	(470,338)	(226,984)

Total	$7,095,281	$5,579,032	$5,919,984

Effective tax rate	33%	29%	31%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006, and 2005, are presented below:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$2,912,484	$2,923,723
Accrued vacation	51,946	48,754
Deferred compensation	855,612	610,945
Deferred commission and fees	394,573	413,328
Unrealized loss on securities available-for-sale	245,832	399,759
Other	178,862	284,516

Total gross deferred tax assets	4,639,309	4,681,025
Deferred tax liabilities:
Premises and equipment	467,500	491,986
Limited partnerships	57,155	129,705
Unrealized gain on cash flow hedge	80,894	169,120
Goodwill amortization	560,708	448,566
Gain / loss on sale of investments	19,411	18,987
Other	154,496	127,044

Total gross deferred tax liabilities	1,340,164	1,385,408

Net deferred tax asset	$3,299,145	$3,295,617

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

12.	EMPLOYEE BENEFIT PLANS

The Company sponsors an employee stock ownership plan, the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions). This plan covers substantially all employees and allows employees to contribute up to 15% of their compensation on a before-tax basis. The Company makes safe harbor contributions on behalf of all participants equal to the sum of 100% of an employee’s elective deferrals that do not exceed 3% of compensation, plus 50% of the employee’s elective deferrals that exceed 3% but that do not exceed 5% of compensation. The Company also made a discretionary contribution in the amount of 2% of an employee’s compensation in 2006. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $448,041 and $430,147 in 2006 and 2005, respectively. The plan held 299,999 and 305,973 shares at December 31, 2006, and 2005, respectively. These shares are included in the earnings per share calculations because they are all allocated to the participants.

13.	LONG-TERM INCENTIVE COMPENSATION PLAN

The Bank has entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers totaled $1,878,854 and $1,475,351 as of December 31, 2006, and 2005, respectively. These amounts are included in other liabilities.

Under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, participants may elect to defer all or a portion of their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or to receive the adjusted value of the deferred amounts as if the deferred amounts were invested in shares of USB stock. In the event a participant elects to defer amounts as if the deferred amounts were invested in USB stock, the participant does not have any rights as a shareholder of the common stock deferred under the plan until the termination date on which the participant’s account is distributed in accordance with terms of the plan. Neither the Company nor the Bank makes any contribution to participants’ accounts under the plan.

While not required by the plan, the Company established a grantor trust (Rabbi Trust) as an instrument to fund the stock portion of the plan. At December 31, 2006, and 2005, the grantor trust held 6,875 and 4,425 shares of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation included in other liabilities was $193,950 and $132,400 as of December 31, 2006, and 2005, respectively.

14.	SHAREHOLDERS’ EQUITY

Dividends paid by the Company are primarily from dividends received from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. As of December 31, 2006, approximately $14.2 million of the Bank’s retained earnings were available for dividend distribution without prior regulatory approval.

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. The Company’s regulators also have imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital to average total assets (as defined in the regulations). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2006, and 2005, that the Company meets all capital adequacy requirements imposed by its regulators.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2006, and 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution’s category.

Actual capital amounts as well as required and well capitalized total risk-based, Tier I risk-based, and Tier I leverage ratios as of December 31, 2006, and 2005, for the Company and the Bank are as follows:

	2006
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$94,112	20.67%	$36,432	8.00%	N/A	N/A
First United Security Bank	93,650	20.57%	36,416	8.00%	$45,521	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	88,322	19.39%	18,216	4.00%	N/A	N/A
First United Security Bank	87,936	19.32%	18,208	4.00%	27,312	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	88,322	13.60%	19,458	3.00%	N/A	N/A
First United Security Bank	87,936	13.55%	19,469	3.00%	32,449	5.00%

	2005
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$89,864	20.02%	$35,912	8.00%	N/A	N/A
First United Security Bank	88,174	19.65%	35,900	8.00%	$44,875	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	84,170	18.75%	17,956	4.00%	N/A	N/A
First United Security Bank	82,539	18.39%	17,950	4.00%	26,925	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	84,170	13.42%	18,810	3.00%	N/A	N/A
First United Security Bank	82,539	13.17%	18,795	3.00%	31,324	5.00%

15.	SEGMENT REPORTING

Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is disclosed for the three reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the three reportable segments of the Company are included in the following table:

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2006
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In Thousands)
Total interest income	$42,282	$25,463	$88	$(8,614)	$59,219
Total interest expense	16,028	8,568	10	(8,614)	15,992

Net interest income	26,254	16,895	78	0	43,227
Provision for loan losses	903	2,823	0	0	3,726

Net interest income after provision	25,351	14,072	78	0	39,501
Total non-interest income	4,509	538	15,718	(15,144)	5,621
Total non-interest expense	15,609	7,574	1,108	(509)	23,782

Income before income taxes	14,251	7,036	14,688	(14,635)	21,340
Provision for income taxes	4,539	2,537	19	0	7,095

Net income (loss)	$9,712	$4,499	$14,669	$(14,635)	$14,245

Other significant items:
Total assets	$633,984	$139,460	$105,131	$(232,279)	$646,296
Total investment securities	119,136	0	627	0	119,763
Total loans, net	436,277	134,040	0	(128,743)	441,574
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	1,860	63	90,895	(92,740)	78
Fixed Asset Addition	544	101	0	0	645
Depreciation and Amortization Expense	754	169	34	0	957
Total interest income from external customers	33,715	25,463	41	0	59,219
Total interest income from affiliates	8,514	0	47	(8,561)	0

	2005
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In Thousands)
Total interest income	$37,590	$23,188	$89	$(8,188)	$52,679
Total interest expense	11,853	8,137	8	(8,188)	11,810

Net interest income	25,737	15,051	81	0	40,869
Provision for loan losses	675	3,178	0	0	3,853

Net interest income after provision	25,062	11,873	81	0	37,016
Total non-interest income	4,256	558	14,922	(14,458)	5,278
Total non-interest expense	15,463	7,171	994	(569)	23,059

Income before income taxes	13,855	5,260	14,009	(13,889)	19,235
Provision for income taxes	3,621	1,940	18	0	5,579

Net income (loss)	$10,234	$3,320	$13,991	$(13,889)	$13,656

Other significant items:
Total assets	$610,518	$135,469	$100,659	$(225,163)	$621,483
Total investment securities	110,109	0	656	0	110,765
Total loans, net	431,384	129,404	0	(129,261)	431,527
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	2,187	63	85,334	(87,506)	78
Fixed Asset Addition	572	99	0	0	671
Depreciation and Amortization Expense	738	158	35	0	931
Total interest income from external customers	29,452	23,189	38	0	52,679
Total interest income from affiliates	8,084	0	51	(8,135)	0

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2004
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In Thousands)
Total interest income	$34,859	$22,317	$97	$(7,839)	$49,434
Total interest expense	10,399	7,745	64	(7,839)	10,369

Net interest income	24,460	14,572	33	0	39,065
Provision for loan losses	1,188	2,536	0	0	3,724

Net interest income after provision	23,272	12,036	33	0	35,341
Total non-interest income	4,579	519	14,456	(13,799)	5,755
Total non-interest expense	14,382	7,050	1,120	(507)	22,045

Income before income taxes	13,469	5,505	13,369	(13,292)	19,051
Provision for income taxes	3,842	2,061	17	0	5,920

Net income (loss)	$9,627	$3,444	$13,352	$(13,292)	$13,131

Other significant items:
Total assets	$577,170	$121,890	$94,526	$(207,433)	$586,153
Total investment securities	127,018	0	703	0	127,721
Total loans, net	398,337	118,198	0	(119,613)	396,922
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	2,650	63	78,736	(81,371)	78
Fixed Asset Addition	415	249	0	0	664
Depreciation and Amortization Expense	727	172	10	0	909
Total interest income from external customers	27,069	22,317	48	0	49,434
Total interest income from affiliates	7,790	0	49	(7,839)	0

16.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2006, 2005, and 2004 consist of the following:

	2006	2005	2004
Legal, accounting and other professional fees	$860,534	$802,430	$1,077,715
Postage, stationary, and supplies	841,935	801,329	797,747
Other	4,594,499	4,419,362	4,336,991

Total	$6,296,968	$6,023,121	$6,212,453

17.	OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and also month-to-month rental agreements.

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2006:

Year ending December 31,
2007	$381,814
2008	363,578
2009	224,294
2010	142,531
2011	39,491

Total rental expense under all operating leases was $543,495, $521,098, and $522,540 in 2006, 2005, and 2004, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

18.	GUARANTEES, COMMITMENTS, AND CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2006, 2005, and 2004, there were no credit losses associated with derivative contracts.

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

	December 31,
	2006	2005
	(In Thousands)
Standby Letters of Credit	$1,869	$4,124
Commitments to Extend Credit	$54,777	$62,615

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2006, is $1,868,975 and represents the Company’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At December 31, 2006, there were no outstanding commitments to purchase and sell securities for delayed delivery.

In January 2006, the Company sold its credit card portfolio in the amount of approximately $575,000. To facilitate this sale, the Company was required to guarantee certain accounts. The current balance of these accounts at December 31, 2006, was $16,802. The maximum exposure under this guaranty, which includes the credit limit on these accounts, amounts to $24,800.

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

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Interest rate swaps are used by the Bank to convert floating-rate debt with a one month LIBOR rate index to a fixed rate five-year constant maturity treasury index. The income derived from these instruments is recorded on the accrual basis. The income from the swaps designated as cash flow hedges is recorded in net interest expense and resulted in a decrease in interest expense of $91,211 and $209,065 in 2006 and 2005, respectively, and an increase of $537,227 in 2004.

The following table details various information regarding interest rate swaps used for purposes other than trading as of December 31, 2006:

	Notional Amount	Carrying Value	Estimated Fair Value	Weighted Average Rate		Weighted Average Years to Expiration	Weighted Average Repricing Frequency (Days)
				Received	Paid
Swaps:
Pay floating, receive fixed	$10,000,000	6,000	6,000	3.90%	5.39%	1.71	90

Interest rate swaps acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 2006, such swaps had a notional amount of $10.0 million.

One cash flow hedge with a notional amount of $7.0 million was used to convert a portion of the Bank’s floating-rate long-term debt to fixed-rate. Income or expense on this cash flow hedge was recorded on an accrual basis as an adjustment to the yield of the related interest-bearing liability over the period covered by the contract. This swap expired in the first quarter of 2006.

Two cash-flow hedges with a notional amount of $18.0 million were terminated during the first quarter of 2005 that resulted in a $592,000 gain which is reported in other comprehensive income. This gain will be reclassified from other comprehensive income to income over the original remaining term of the swaps. During 2006 and 2005, $215,018 and $161,265, respectively, were reclassified into income. The remaining balance not reclassified into income was $215,716 at December 31, 2006. This remaining balance will be reclassified into income in 2007.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Two interest rate swaps with a notional amount of $10.0 million were used to convert fixed-rate brokered certificates of deposit to floating-rate. On January 1, 2006, the Company began accounting for these swaps as fair value hedges. This required the Company to decrease the carrying value of the two certificates of deposit by $66,400 at December 31, 2006, and the fair value adjustment increased income by $150,763. Net cash flow from these swaps increased interest expense on certificates of deposit by $143,524 for the year ended December 31, 2006. Management evaluates the effectiveness of the hedge on a quarterly basis. At December 31, 2006, and at each quarter-end in 2006, management determined the hedge to be effective, thus qualifying as a fair value hedge. Prior to 2005 the Company accounted for these swaps under the abbreviated method of fair value hedge accounting under SFAS No. 133, known as the short-cut method, which assumes that the hedging transactions are effective as long as critical terms do not change. The Company concluded in 2005 that the swaps did not qualify for the short-cut method. Broker placement fees present in the CD swap transactions were determined, in retrospect, to have caused the swaps not to have a fair value of zero at inception or the same settlement terms each period (which is required under SFAS No. 133 to qualify for an abbreviated method). Hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Thus, the fair market value of the interest rate swaps should have been recorded into earnings. However, recording the fair market value of these interest rate swaps as of December 31, 2004, would not have had a material affect on the consolidated financial statements. The fair market value of these two swaps was $14,000 at December 31, 2004. At December 31, 2005, the Company recorded the swap mark-to-market adjustment that decreased earnings in the amount of $78,199.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2006, and 2005:

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Assets:
Cash and cash equivalents	$28,460	$28,460	$21,553	$21,553
Investment securities available-for-sale	119,763	119,763	110,765	110,765
Federal funds sold	25	25	0	0
Federal Home Loan Bank stock	5,180	5,180	5,203	5,203
Accrued interest receivable	6,096	6,096	5,210	5,210
Loans, net of unearned	441,574	442,031	431,527	432,102
Derivative instruments	6	6	(58)	(58)
Liabilities:
Deposits	450,062	448,811	426,231	426,549
Short-term borrowings	1,757	1,757	1,248	1,248
Long-term debt	87,553	87,554	89,588	89,589
Accrued interest payable	3,170	3,170	2,434	2,434

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

21.	UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Condition

	December 31,
	2006	2005
ASSETS:
Cash on deposit	$177,830	$1,314,206
Investment in subsidiaries	90,146,745	85,031,587
Investment securities available-for-sale	507,127	537,194
Other assets	993,184	993,294

TOTAL ASSETS	$91,824,886	$87,876,281

LIABILITIES:
Other liabilities	$229,337	$167,051
SHAREHOLDERS’ EQUITY	91,595,549	87,709,230

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$91,824,886	$87,876,281

Statements of Income

	Year-ended December 31,
	2006	2005	2004
INCOME
Dividend income, First United Security Bank	$ 9,171,709	$6,110,660	$4,631,237
Interest income	18,910	22,282	31,516

Total income	9,190,619	6,132,942	4,662,753
EXPENSE	353,102	310,270	267,842

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	8,837,517	5,822,672	4,394,911
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	5,407,024	7,833,381	8,735,639

NET INCOME	$14,244,541	$13,656,053	$13,130,550

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Statements of Cash Flows

	Year-ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,244,541	$13,656,053	$13,130,550
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(5,407,024)	(7,833,381)	(8,735,639)
Decrease (increase) in other assets	111	352	(4,756)
Increase in other liabilities	49,864	33,712	31,093

Net cash provided by operating activities	8,887,492	5,856,736	4,421,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary	(65,000)	(75,000)	(50,000)
Proceeds from maturities and prepayments of investment securities available-for-sale	63,190	132,158	209,568

Net cash (used in) provided by investing activities	(1,810)	57,158	159,568

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,821,709)	(6,110,660)	(4,631,237)
Purchase of treasury stock	(3,200,349)	0	0

Net cash used in financing activities	(10,022,058)	(6,110,660)	(4,631,237)

(DECREASE) IN CASH	(1,136,376)	(196,766)	(50,421)
CASH AT BEGINNING OF YEAR	1,314,206	1,510,972	1,561,393

CASH AT END OF YEAR	$177,830	$1,314,206	$1,510,972

22.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$15,493	$14,973	$14,588	$14,165	$13,913	$13,305	$12,976	$12,485
Interest expense	4,472	4,222	3,868	3,430	3,228	3,056	2,849	2,677

Net interest income	11,021	10,751	10,720	10,735	10,685	10,249	10,127	9,808
Provision for loan losses	1,173	763	975	815	1,401	947	709	796

Net interest income, after provision for loan losses	9,848	9,988	9,745	9,920	9,284	9,302	9,418	9,012
Non-interest:
Income	1,405	1,548	1,384	1,284	1,285	1,496	1,343	1,154
Expense	5,777	6,322	5,938	5,745	5,945	5,710	6,048	5,356

Income before income taxes	5,476	5,214	5,191	5,459	4,624	5,088	4,713	4,810
Provision for income taxes	1,842	1,759	1,715	1,779	1,569	1,367	1,135	1,508

Net income after taxes	$3,634	$3,455	$3,476	$3,680	$3,055	$3,721	$3,578	$3,302

Earnings per common share:
Basic and diluted earnings	$0.58	$0.54	$0.54	$0.58	$0.47	$0.58	$0.56	$0.51

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As of December 31, 2006, the end of the period covered by this report, Bancshares carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Bancshares’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Bancshares’ internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Bancshares;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Bancshares are being made only in accordance with authorizations of management and directors of Bancshares; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Bancshares’ assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Bancshares’ internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that Bancshares maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of Bancshares’ internal control over financial reporting as of December 31, 2006, has been audited by Mauldin & Jenkins, LLC, an independent registered public accounting firm, as stated in their report which appears herein beginning on page 44.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Bancshares has adopted a Code of Business Conduct and Ethics for directors, officers (including Bancshares’ Chief Executive Officer and Principal Financial Officer) and employees. The Code of Business Conduct and Ethics is incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003. Bancshares will provide any interested person a copy of the Code of Business Conduct and Ethics free of charge, upon written request, as follows: United Security Bancshares, Inc., Attention: Larry M. Sellers, Secretary, 131 West Front Street, Post Office Box 249, Thomasville, Alabama 36784, (334) 636-5424.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2006, the securities that have been authorized for issuance under Bancshares’ equity compensation plan, the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Plan”). The Directors’ Plan permits participants to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in Bancshares’ common stock and was approved by shareholders in 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c) (excluding securities reflected in column (a))(1)
Equity compensation plans approved by shareholders	6,965	$0.00	(2)	0
Equity compensation plans not approved by shareholders	0	$0.00		0

Total	6,965	$0.00	(2)	0

(1)	Does not include shares reserved for future issuance under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.
(2)	Does not include awards deferred pursuant to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, as there is no exercise price associated with these deferred awards.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements of Bancshares and its subsidiaries, included herein in Item 8, are as follows:

Report of Independent Registered Public Accounting Firm – Mauldin & Jenkins, LLC

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – Mauldin & Jenkins, LLC

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

Consolidated Statements of Condition – December 31, 2006 and 2005

Consolidated Statements of Income – December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity – December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income – December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows – December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements – December 31, 2006, 2005 and 2004

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item above.

(a)(3)& (b) Exhibit

The exhibits listed on the Exhibit Index beginning on page 80 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2007.

UNITED SECURITY BANCSHARES, INC.

By:	/s/ R. Terry Phillips
R. Terry Phillips
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Terry Phillips	President, Chief Executive	March 15, 2007
R. Terry Phillips	Officer and Director
(Principal Executive Officer)

/s/ Robert Steen	Assistant Vice President, Assistant	March 15, 2007
Robert Steen	Treasurer, Principal Financial Officer
and Principal Accounting Officer
(Principal Financial Officer, Principal Accounting Officer)

/s/ Dan R. Barlow	Director	March 15, 2007
Dan R. Barlow

/s/ Linda H. Breedlove	Director	March 15, 2007
Linda H. Breedlove

/s/ Gerald P. Corgill	Director	March 15, 2007
Gerald P. Corgill

/s/ Wayne C. Curtis	Director	March 15, 2007
Wayne C. Curtis

/s/ John C. Gordon	Director	March 15, 2007
John C. Gordon

/s/ William G. Harrison	Director	March 15, 2007
William G. Harrison

/s/ Hardie B. Kimbrough	Director	March 15, 2007
Hardie B. Kimbrough

/s/ Jack W. Meigs	Director	March 15, 2007
Jack W. Meigs

/s/ Ray Sheffield	Director	March 15, 2007
Ray Sheffield

/s/ James C. Stanley	Director	March 15, 2007
James C. Stanley

/s/ Howard M. Whitted	Director	March 15, 2007
Howard M. Whitted

/s/ Bruce N. Wilson	Director	March 15, 2007
Bruce N. Wilson

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description
3.1	Certificate of Incorporation of Bancshares, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2(a)	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended June 30, 2006.

3.2(b)	First Amendment to the Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended June 30, 2006.

10.1	Employment Agreement dated January 1, 2000, among Bancshares, the Bank, and R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2000.*

10.2	Form of Indemnification Agreement between Bancshares and its directors, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1994, filed with the Commission in Washington, D.C., File No. 0-14549.*

10.3	United Security Bancshares, Inc. Long Term Incentive Compensation Plan, incorporated herein by reference to the Appendices to Form S-4 dated April 16, 1997 (No. 333-21241).*

10.4	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Dan Barlow, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.5	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with William D. Morgan, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.6	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.7	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Larry Sellers, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.8	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Robert Steen, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.9	First United Security Bank Director Retirement Agreement dated October 14, 2002, with Dan R. Barlow, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.10	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

Exhibit No.	Description
10.11	First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.12	First United Security Bank Director Retirement Agreement dated October 16, 2002, with Wayne C. Curtis, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.13	First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.14	First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.15	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Hardie B. Kimbrough, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.16	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.17	First United Security Bank Director Retirement Agreement dated October 17, 2002, with R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.18	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Ray Sheffield, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.19	First United Security Bank Director Retirement Agreement dated October 16, 2002, with J. C. Stanley, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.20	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.21	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.22	United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.*

10.23	Criteria pursuant to which bonuses are paid to the Named Executive Officers for fiscal year 2007, under the United Security Bancshares, Inc. 2007 Incentive Earnings Program, incorporated herein by reference to Item 5.02(e) to the Current Report on Form 8-K filed on December 22, 2006.*

10.24	United Security Bancshares, Inc. Summary of Board Fees as of May 18, 2006.*

Exhibit No.	Description
14	United Security Bancshares, Inc. Code of Business Conduct and Ethics, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of United Security Bancshares, Inc.

23.1	Consent of Independent Registered Public Accounting Firm—Mauldin & Jenkins, LLC.

23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.