Form 10-Q
period 2007-03-31
UNITED SECURITY BANCSHARES INC
filed 2007-05-09
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Large accelerated filer   ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2007
Common Stock, $0.01 par value	6,183,564 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Bancshares’ best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Bancshares’ Securities and Exchange Commission filings and other public announcements, including the factors described in Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2006. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth in the economy and the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets. Forward-looking statements speak only as of the date they are made, and Bancshares undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and Due from Banks	$15,470	$14,668
Interest Bearing Deposits in Other Banks	22,284	13,791
Federal Funds Sold	0	25
Investment Securities Available-for-Sale	116,457	119,763
Federal Home Loan Bank Stock	4,647	5,180
Loans, net of allowance for loan losses of $7,786 and $7,664, respectively	450,147	441,574
Premises and Equipment, net	18,817	18,864
Cash Surrender Value of Bank-Owned Life Insurance	10,632	10,531
Accrued Interest Receivable	5,586	6,096
Goodwill	4,098	4,098
Investment in Limited Partnerships	1,943	2,011
Other Assets	10,591	9,695

Total Assets	$660,672	$646,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$478,748	$450,062
Accrued Interest Expense	3,221	3,170
Short-Term Borrowings	11,418	1,757
Long-Term Debt	67,544	87,553
Other Liabilities	11,083	12,158

Total Liabilities	572,014	554,700

Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Loss	(132)	(274)
Retained Earnings	97,215	96,713
Less Treasury Stock: 1,133,996 and 1,010,708 shares at cost, respectively	(17,731)	(14,149)

Total Shareholders’ Equity	88,658	91,596

Total Liabilities and Shareholders’ Equity	$660,672	$646,296

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$13,332	$12,669
Interest on Investment Securities	1,802	1,496

Total Interest Income	15,134	14,165

INTEREST EXPENSE:
Interest on Deposits	3,535	2,466
Interest on Borrowings	1,095	964

Total Interest Expense	4,630	3,430

NET INTEREST INCOME	10,504	10,735

PROVISION FOR LOAN LOSSES	1,041	815

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,463	9,920

NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	757	727
Credit Life Insurance Income	99	107
Other Income	386	450

Total Non-Interest Income	1,242	1,284

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,533	3,510
Occupancy Expense	415	390
Furniture and Equipment Expense	321	319
Other Expense	1,899	1,526

Total Non-Interest Expense	6,168	5,745

INCOME BEFORE INCOME TAXES	4,537	5,459

PROVISION FOR INCOME TAXES	1,495	1,779

NET INCOME	$3,042	$3,680

BASIC AND DILUTED NET INCOME PER SHARE	$0.49	$0.57

DIVIDENDS PER SHARE	$0.41	$0.38

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Net income	$3,042	$3,680

Other comprehensive income (loss):
Change in unrealized holding losses for derivatives arising during period, net of tax of $8 in 2006	0	(13)
Reclassification adjustment for net gains realized on derivatives in net income, net of taxes of $20 and $20, respectively	(34)	(34)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax (benefits) of $105 and ($110), respectively	176	(182)

Other comprehensive income (loss)	142	(229)

Comprehensive income	$3,184	$3,451

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,042	$3,680
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	224	258
(Accretion) amortization of premiums and discounts, net	(5)	20
Provision for loan losses	1,041	815
Changes in assets and liabilities:
(Increase) in other assets	(2,286)	(146)
Increase in other liabilities	703	234

Total adjustment	(323)	1,181

Net cash provided by operating activities	2,719	4,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities available-for-sale	10,583	6,450
Proceeds from sales of investment securities available-for-sale	215	0
Net redemption of Federal Home Loan Bank stock	533	317
Purchase of premises and equipment, net	(176)	(131)
Purchase of investment securities available-for-sale	(7,206)	(17,947)
Net decrease in federal funds sold	25	0
Net change in loan portfolio	(9,614)	(10,356)

Net cash used in investing activities	(5,640)	(21,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	28,685	9,245
Dividends paid	(2,540)	(2,443)
(Decrease) increase in borrowings	(10,347)	3,186
Purchase of treasury stock	(3,582)	(415)

Net cash provided by financing activities	12,216	9,573

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,295	(7,233)

CASH AND CASH EQUIVALENTS, beginning of period	28,459	21,553

CASH AND CASH EQUIVALENTS, end of period	$37,754	$14,320

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$4,579	$3,643
Income Taxes	276	69
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$4,046	$179

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GENERAL

The accompanying unaudited condensed consolidated financial statements include the accounts of United Security Bancshares, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and accounts have been eliminated.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2007. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accounting policies followed by the Company are set forth in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month periods ended March 31, 2007, and 2006. Common stock outstanding consists of issued shares less treasury stock. Diluted earnings per share for the three-month periods ended March 31, 2007, and 2006, are computed based on the weighted average shares outstanding during the period plus the dilutive effect of outstanding stock options. There are no outstanding options as of March 31, 2007.

The following table represents the earnings per share calculations for the three-month periods ended March 31, 2007, and 2006 (dollars in thousands):

For the Three Months Ended:	Net Income	Weighted Average Shares	Net Income Per Share
March 31, 2007	$3,042	6,237,848	$0.49
March 31, 2006	$3,680	6,424,412	$0.57

3. COMPREHENSIVE INCOME

Total comprehensive income consists of net income, the change in the unrealized gains or losses on the Company’s available-for-sale securities portfolio arising during the period, and the change in the effective portion of cash-flow hedges marked to market. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 on January 1, 2008, and is assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument-by-instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is currently evaluating this Statement and has not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the consolidated financial statements, if such election were made.

5. SEGMENT REPORTING

Under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and First United Security Bank’s (the “Bank”) significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended
March 31, 2007:

Net interest income	$6,253	$4,236	$15	$0	$10,504
Provision for loan losses	212	829	0	0	1,041
Total non-interest income	1,110	111	3,257	(3,236)	1,242
Total non-interest expense	4,167	1,900	194	(93)	6,168

Income before income taxes	2,984	1,618	3,078	(3,143)	4,537
Provision for income taxes	892	599	4	0	1,495

Net income (loss)	$2,092	$1,019	$3,074	$(3,143)	$3,042

Other significant items:
Total assets	$651,907	$139,220	$102,365	$(232,820)	$660,672
Total investment securities	116,037	0	420	0	116,457
Total loans, net	443,489	133,332	0	(126,674)	450,147
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	1,792	63	88,314	(90,091)	78
Fixed asset addition	90	87	0	0	177
Depreciation and amortization expense	185	37	2	0	224
Total interest income from external customers	8,795	6,333	6	0	15,134
Total interest income from affiliates	2,096	0	9	(2,105)	0

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended
March 31, 2006:

Net interest income	$6,722	$3,999	$14	$0	$10,735
Provision for loan losses	131	684	0	0	815
Total non-interest income	1,133	139	3,884	(3,872)	1,284
Total non-interest expense	3,896	1,780	181	(112)	5,745

Income before income taxes	3,828	1,674	3,717	(3,760)	5,459
Provision for income taxes	1,145	630	4	0	1,779

Net income (loss)	$2,683	$1,044	$3,713	$(3,760)	$3,680

Other significant items:
Total assets	$625,571	$134,144	$101,438	$(226,477)	$634,676
Total investment securities	121,217	0	661	0	121,878
Total loans, net	436,910	130,442	0	(126,284)	441,068
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	2,067	63	86,471	(88,523)	78
Fixed asset addition	96	30	0	0	126
Depreciation and amortization expense	191	34	2	0	227
Total interest income from external customers	8,065	6,093	7	0	14,165
Total interest income from affiliates	2,094	0	7	(2,101)	0

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing, and trading activities. These financial instruments include commitments to extend credit and standby letters of credit.

The Bank’s principal objective in holding derivative financial instruments is asset-liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank’s interest earning assets and the amount of interest bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank’s asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps.

Two cash-flow hedges with a notional amount of $18.0 million were terminated on March 31, 2005, that resulted in a $592,000 gain, which is reported in other comprehensive income. This gain will be reclassified from other comprehensive income to income over the original remaining term of the swaps. During the first quarter of 2007 and 2006, $53,755 was reclassified into income. The remaining balance not reclassified to income was $161,962 at March 31, 2007.

Two interest rate swaps with a total notional value of $10.0 million were used to convert fixed-rate brokered certificates of deposit to floating rate. On January 1, 2006, the Company began accounting for these interest rate swaps under hedge accounting. This required the Company to increase the carrying value of the two certificates of deposit by $39,900 during the first quarter of 2007. Net cash flows from these swaps increased interest expense on certificates of deposit by $33,268 for the quarter ended March 31, 2007, and $26,384 for the quarter ended March 31, 2006.

7. GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ending March 31, 2007, there were no credit losses associated with derivative contracts.

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

	March 31, 2007	December 31, 2006
Standby Letters of Credit	$1,304	$1,869
Commitments to Extend Credit	$47,585	$54,777

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2007, is $1.3 million and represents the Company’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At March 31, 2007, there were no outstanding commitments to purchase and sell securities for delayed delivery.

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

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States (“GAAP”) and with general practices within the financial services industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash-flows, is set forth in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The emphasis of this discussion is a comparison of assets, liabilities, and shareholder’s equity as of March 31, 2007, to year-end 2006, while comparing income and expense for the three-month periods ended March 31, 2007, and 2006.

All yields and ratios presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

COMPARING THE THREE MONTHS ENDED MARCH 31, 2007, TO THE THREE MONTHS ENDED MARCH 31, 2006

Net income during the first quarter decreased $638,000, or 17.3%, resulting in a decrease of basic net income per share from $0.57 to $0.49. Annualized return on assets was 1.89% for the first three months of 2007, compared to 2.37% for the same period during 2006. Average return on shareholders’ equity decreased to 13.69% for the first three months of 2007, from 16.87% during the first three months of 2006.

Interest income for the first quarter increased $969,000, or 6.8%, compared to the first quarter of 2006. The increase in interest income was primarily due to an increase in interest earned on loans. This increase is due to an overall increase in the average yield and an increase in the volume of loans outstanding.

Interest expense for the first quarter increased $1.2 million, or 35.0%, compared to the first quarter of 2006. This increase was the result of increased rates and volume of interest bearing deposits, primarily certificates of deposit. Funding rates have increased more than asset yields since the Federal Reserve last raised rates in June of 2006.

Net interest income decreased $231,000, or 2.2%, for the first quarter of 2007, as a result of an increase in the yield on loans and securities, which was offset by an increase in interest paid on deposits and borrowings.

The provision for loan losses was $1.0 million, or 0.8%, annualized of average loans in the first quarter of 2007, compared to $815,000, or 0.7%, annualized of average loans in the first quarter of 2006. Charge-offs exceeded recoveries by $919,000 for the quarter, an increase of approximately $72,000 over the same period in the prior year.

Total non-interest income (excluding security gains and losses) decreased $39,000, or 3.0%, for the first quarter of 2007. Service charges and fees on deposit accounts increased $30,000. Income on bank-owned life insurance increased $9,000, while commissions on credit insurance declined $8,000. Gains on sale of assets declined $26,000. Letters of credit and commitment fees declined $23,000 and all other fees and charges declined $20,000.

Total non-interest expense increased $423,000, or 7.4%, in the first quarter of 2007. Salary and employee benefits increased $23,000; occupancy expense increased $25,000; advertising expense increased $11,000; stationary and supplies expense increased $22,000; telephone and data circuit expense increased $86,000; and legal and attorney fees increased $126,000.

Income tax expense for the first quarter of 2007 decreased $284,000 over the first quarter of 2006. The decrease during the first three months of 2007 compared to 2006 resulted from lower levels of taxable income. Management estimates the effective tax rate for the Company to be approximately 33.0% of pre-tax income for the remainder of the year.

COMPARING THE MARCH 31, 2007, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2006

In comparing financial condition at December 31, 2006, to March 31, 2007, total assets increased $14.4 million to $660.7 million, while liabilities increased $17.3 million to $572.0 million. Shareholders’ equity decreased $2.9 million as a result of earnings in excess of dividends of $502,000, a decrease in other comprehensive loss of $142,000, and an increase in treasury stock of $3.6 million during the first three months of 2007.

Investment securities decreased $3.3 million, or 2.8%, during the first three months of 2007. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, increased $8.7 million, from $449.2 million at December 31, 2006, to $457.9 million at March 31, 2007, as a result of continued construction and real estate development in the trade areas served by the Company. Deposits increased $28.7 million, or 6.4%, during the first three months of 2007.

CREDIT QUALITY

At March 31, 2007, the allowance for loan losses was $7.8 million, or 1.7%, of loans net of unearned income, compared to $7.7 million, or 1.7%, of loans net of unearned income at March 31, 2006, and December 31, 2006. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 60.7% at March 31, 2007, compared to 71.8% at December 31, 2006, due to an increase in accruing loans past due 90 days or more and other real estate owned, offset somewhat by a decrease in non-accrual loans.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at Beginning of Period	$7,664	$7,694

Charge-Offs	(1,216)	(1,070)
Recoveries	297	223

Net Loans Charged-Off	(919)	(847)

Additions Charged to Operations	1,041	815

Balance at End of Period	$7,786	$7,662

Net charge-offs for the quarter ended March 31, 2007, were $919,000, or 0.8%, of average loans, on an annualized basis, an increase of 8.5%, or $72,000, from the charge-offs of $847,000, or 0.8%, of average loans, on an annualized basis, reported a year earlier. The provision for loan losses for the first three months of 2007 was $1.0 million compared to $815,000 in the first three months of 2006.

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

Non-performing assets were as follows (amounts in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006
Loans Accounted for on a Non-Accrual Basis	$5,558	$7,318	$4,985
Accruing Loans Past Due 90 Days or More	2,373	2,033	4,078
Real Estate Acquired in Settlement of Loans	4,905	1,318	1,789

Total	$12,836	$10,669	$10,852

Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	2.77%	2.37%	2.41%

Loans accounted for on a non-accrual basis increased $0.6 million since March 31, 2006, and decreased $1.8 million since December 31, 2006. Accruing loans past due 90 days or more decreased $1.7 million compared to March 31, 2006, and increased $340,000 since December 31, 2006. Real estate acquired in settlement of loans increased $3.1 million since March 31, 2006, and $3.6 million since December 31, 2006.

Impaired loans totaled $5.6 million, $7.3 million, and $5.0 million as of March 31, 2007, December 31, 2006, and March 31, 2006, respectively. There was approximately $828,000 and $848,000 in the allowance for loan losses specifically allocated to these impaired loans at March 31, 2007, and December 31, 2006, respectively.

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

The Bank currently has up to $120.3 million in borrowing capacity from the Federal Home Loan Bank and $35.0 million in established federal fund lines.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2007, and December 31, 2006, the Company and the Bank were in compliance with all regulatory capital requirements.

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

The primary functions of asset and liability management are to (1) assure adequate liquidity; (2) maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities; (3) maximize the profit of the Bank; and (4) reduce risks to the Bank’s capital. Liquidity management involves the ability to meet day-to-day cash-flow requirements of the Bank’s customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during changes in market interest rates. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on the net interest margin.

The asset portion of the balance sheet provides liquidity primarily from principal payments, maturities and sales relating to loans, and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $186.1 million at December 31, 2006, and $195.6 million at March 31, 2007.

Investment securities that are forecast to mature or reprice over the next twelve months total $16.9 million, or 14.5%, of the investment portfolio as of March 31, 2007. For comparison, principal payments on investment securities totaled $7.4 million at March 31, 2007.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of March 31, 2007, the bond portfolio had an expected average maturity of 3.8 years, and approximately 72.0% of the $116.0 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash-flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash-flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at March 31, 2007, had long-term debt and short-term borrowings that, on average, represented 13.3% of total liabilities and equity, compared to 13.7% at year-end 2006.

Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames during which the interest bearing assets and liabilities are subject to changes in interest rates, either at replacement or maturity, during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and the volume of liabilities in the current portfolio that are subject to repricing in future time periods. These differences are known as interest sensitivity gaps and are usually calculated for segments of time and on a cumulative basis.

Measuring Interest Rate Sensitivity: Gap analysis is a technique used to measure interest rate sensitivity at a particular point in time. Assets and liabilities are placed in gap intervals based on their repricing dates. Assets and liabilities for which no specific repricing dates exist are placed in gap intervals based on management’s judgment concerning their most likely repricing behaviors. Interest rate derivatives used in interest rate sensitivity management also are included in the applicable gap intervals.

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

Also on a monthly basis, the Bank calculates how changes in interest rates would impact the market value of its assets and liabilities, as well as changes in long-term profitability. The process is similar to assessing short-term risk but is measured over a five-year time period which allows for a more comprehensive assessment of longer-term repricing and cash-flow imbalances that may not be captured by short-term net interest margin simulation. The results of these calculations are representative of long-term interest rate risk, both in terms of changes in the present value of the Bank’s assets and liabilities, as well as long-term changes in core profitability.

As part of the ongoing monitoring of interest-sensitive assets and liabilities, the Bank enters into various interest rate contracts (“interest rate protection contracts”) to help manage the Bank’s interest sensitivity. These contracts generally have a fixed notional principal amount and include interest rate swaps where the Bank typically receives or pays a fixed-rate and a counter party pays or receives a floating-rate based on a specified index, and interest rate caps and floors purchased where the Bank receives interest if the specified index falls below the floor rate or rises above the cap rate. All interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company’s interest risk management program. The income or expense associated with interest rate swaps, caps, and floors classified as hedges ultimately are reflected as adjustments to interest income or expense. Changes in the estimated market value of interest rate protection contracts are reflected in either the Bank’s income statement or balance sheet.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2007, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
January 1 – January 31	11,909	(2)	$28.98	(2)	5,107	519,131
February 1 – February 28	108,690		$29.04		108,690	410,441
March 1 – March 31	9,491	(3)	$29.21	(3)	7,291	403,150

Total	130,090		$29.05		121,088	403,150

(1)	On January 19, 2006, the Board of Directors approved a share repurchase program. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2007, the expiration date of the repurchase program.
(2)	6,802 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions), and 5,107 shares were purchased under the share repurchase program.
(3)	2,200 shares were purchased by a trust, which is part of the Company’s general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan and 7,291 shares were purchased under the share repurchase program.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits on page 17 are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: May 9, 2007

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