Form 10-Q
period 2007-06-30
UNITED SECURITY BANCSHARES INC
filed 2007-08-14
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2007
Common Stock, $0.01 par value	6,169,210 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Bancshares’ best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Bancshares’ Securities and Exchange Commission filings and other public announcements, including the factors described in Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2006, as well as the potential reputational risk suffered by Bancshares as a result of the loan irregularities discovered within Acceptance Loan Company, Inc. during the second quarter of 2007, which may have an adverse impact on business generation and retention, funding, liquidity and Bancshares’ stock price. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth in the economy and the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets. Forward-looking statements speak only as of the date they are made, and Bancshares undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and Due from Banks	$12,989	$14,668
Interest Bearing Deposits in Banks	5,160	13,791
Federal Funds Sold	0	25
Investment Securities Available-for-Sale	135,884	119,763
Federal Home Loan Bank Stock	4,647	5,180
Loans, net of allowance for loan losses of $10,379 and $7,664, respectively	440,773	441,574
Premises and Equipment, net	18,665	18,864
Cash Surrender Value of Bank-Owned Life Insurance	10,735	10,531
Accrued Interest Receivable	6,191	6,096
Goodwill	4,098	4,098
Investment in Limited Partnerships	1,888	2,011
Other Assets	19,011	9,695

Total Assets	$660,041	$646,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$485,457	$450,062
Accrued Interest Expense	3,720	3,170
Short-Term Borrowings	1,667	1,757
Long-Term Debt	77,535	87,553
Other Liabilities	8,705	12,158

Total Liabilities	577,084	554,700

Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Loss	(1,076)	(274)
Retained Earnings	92,876	96,713
Less Treasury Stock: 1,148,350 and 1,010,708 shares at cost, respectively	(18,149)	(14,149)

Total Shareholders’ Equity	82,957	91,596

Total Liabilities and Shareholders’ Equity	$660,041	$646,296

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$13,372	$13,002	$26,704	$25,671
Interest on Investment Securities	1,837	1,587	3,639	3,082

Total Interest Income	15,209	14,589	30,343	28,753

INTEREST EXPENSE:
Interest on Deposits	3,857	2,789	7,392	5,255
Interest on Borrowings	991	1,080	2,086	2,043

Total Interest Expense	4,848	3,869	9,478	7,298

NET INTEREST INCOME	10,361	10,720	20,865	21,455

PROVISION FOR LOAN LOSSES	9,863	975	10,904	1,790

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	498	9,745	9,961	19,665

NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	808	797	1,565	1,525
Credit Life Insurance Income	156	185	254	291
Other Income	388	402	774	852

Total Non-Interest Income	1,352	1,384	2,593	2,668

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,471	3,600	7,004	7,110
Occupancy Expense	424	405	839	795
Furniture and Equipment Expense	343	350	664	670
Other Expense	1,751	1,582	3,650	3,108

Total Non-Interest Expense	5,989	5,937	12,157	11,683

INCOME (LOSS) BEFORE INCOME TAXES	(4,139)	5,192	397	10,650

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1,408)	1,716	87	3,494

NET INCOME (LOSS)	$(2,731)	$3,476	$310	$7,156

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.44)	$0.54	$0.05	$1.12

DIVIDENDS PER SHARE	$0.26	$0.23	$0.67	$0.61

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net income (loss)	$(2,731)	$3,476	$310	$7,156

Other comprehensive loss:
Change in unrealized holding losses for derivatives arising during period, net of tax benefit of $8	0	0	0	(13)
Reclassification adjustment for net gains realized on derivatives in net income, net of taxes of $20, $20, $40, and $40, respectively	(34)	(34)	(67)	(67)
Change in unrealized holding losses on available-for-sale securities arising during period, net of tax benefits of $549, $579, $442, and $689, respectively	(915)	(965)	(738)	(1,149)
Reclassification adjustment for net losses realized on available-for-sale securities realized in net income, net of tax benefit of $2	4	0	4	0

Other comprehensive loss	(945)	(999)	(801)	(1,229)

Comprehensive income (loss)	$(3,676)	$2,477	$(491)	$5,927

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$310	$7,156
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	453	484
(Accretion) amortization of premiums and discounts, net	(37)	35
Provision for loan losses	10,904	1,790
Loss on sale of securities, net	6	0
Loss on sale of fixed assets, net	17	0
Changes in assets and liabilities:
(Increase) decrease in other assets	(3,025)	79
Decrease in other liabilities	(2,764)	(1,791)

Total adjustment	5,554	597

Net cash provided by operating activities	5,864	7,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities available-for-sale	18,527	14,293
Proceeds from sales of investment securities available-for-sale	3,204	17
Net redemption of Federal Home Loan Bank stock	983	768
Purchase of premises and equipment, net	(271)	(451)
Purchase of investment securities available-for-sale	(38,994)	(29,338)
Purchase of Federal Home Loan Bank stock	(450)	(520)
Net decrease in federal funds sold	25	0
Net increase in loans	(16,339)	(8,408)

Net cash used in investing activities	(33,315)	(23,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	35,395	25,100
Dividends paid	(4,146)	(3,910)
Decrease in borrowings	(10,108)	(7,902)
Purchase of treasury stock	(4,000)	(1,676)

Net cash provided by financing activities	17,141	11,612

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,310)	(4,274)

CASH AND CASH EQUIVALENTS, beginning of period	28,459	21,553

CASH AND CASH EQUIVALENTS, end of period	$18,149	$17,279

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$8,928	$7,134
Income Taxes	3,907	4,189
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$8,120	$678

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments, except for the $7.7 million adjustment for loss resulting from the loan irregularities at ALC, are of a normal, recurring nature. See “INVESTIGATION OF IRREGULARITIES AT ACCEPTANCE LOAN COMPANY, INC.” for a discussion of significant losses recorded at ALC during the quarter ended June 30, 2007, in Item 2 below. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2007. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accounting policies followed by the Company are set forth in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the three and six-month periods ended June 30, 2007, and 2006. Common stock outstanding consists of issued shares less treasury stock. Diluted earnings (losses) per share for the three and six-month periods ended June 30, 2007, and 2006, are computed based on the weighted average shares outstanding during the period plus the dilutive effect of outstanding stock options. There are no outstanding options as of June 30, 2007, and 2006.

The following table represents the earnings (losses) per share calculations for the three and six-month periods ended June 30, 2007, and 2006, (dollars in thousands):

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the Three Months Ended:

June 30, 2007	$(2,731)	6,176,402	$(0.44)

June 30, 2006	$3,476	6,384,703	$0.54

For the Six Months Ended:

June 30, 2007	$310	6,207,125	$0.05

June 30, 2006	$7,156	6,404,628	$1.12

3. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss), the change in the unrealized gains or losses on the Company’s available-for-sale securities portfolio arising during the period, and the change in the effective portion of cash-flow hedges marked to market. In the calculation of comprehensive income (loss), certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income (loss) for a period that also had been displayed as part of other comprehensive income (loss) in that period or earlier periods.

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

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended June 30, 2007:

Net interest income	$6,429	$3,912	$20	$0	$10,361
Provision for loan losses	146	9,717	0	0	9,863
Total non-interest income	1,138	127	(357)	444	1,352
Total non-interest expense	3,833	2,018	227	(89)	5,989

Income (loss) before income taxes	3,588	(7,696)	(564)	533	(4,139)
Provision for (benefit from) income taxes	1,477	(2,891)	6	0	(1,408)

Net income (loss)	$2,111	$(4,805)	$(570)	$533	$(2,731)

Other significant items:
Total assets	$657,061	$131,879	$99,293	$(228,192)	$660,041
Total investment securities	135,453	0	431	0	135,884
Total loans, net	445,059	123,249	0	(127,535)	440,773
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	1,737	63	84,758	(86,480)	78
Fixed asset addition	49	45	0	0	94
Depreciation and amortization expense	186	40	3	0	229
Total interest income from external customers	9,170	6,033	6	0	15,209
Total interest income from affiliates	2,122	0	14	(2,136)	0

For the six months ended June 30, 2007:

Net interest income	$12,682	$8,148	$35	$0	$20,865
Provision for loan losses	358	10,546	0	0	10,904
Total non-interest income	2,248	238	2,899	(2,792)	2,593
Total non-interest expense	8,000	3,918	421	(182)	12,157

Income (loss) before income taxes	6,572	(6,078)	2,513	(2,610)	397
Provision for (benefit from) income taxes	2,369	(2,292)	10	0	87

Net income (loss)	$4,203	$(3,786)	$2,503	$(2,610)	$310

Other significant items:
Fixed asset addition	$139	$132	$0	$0	$271
Depreciation and amortization expense	371	77	5	0	453
Total interest income from external customers	17,965	12,366	12	0	30,343
Total interest income from affiliates	4,218	0	23	(4,241)	0

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended June 30, 2006:

Net interest income	$6,620	$4,081	$19	$0	$10,720
Provision for loan losses	329	646	0	0	975
Total non-interest income	1,172	112	3,788	(3,688)	1,384
Total non-interest expense	3,914	1,901	225	(103)	5,937

Income before income taxes	3,549	1,646	3,582	(3,585)	5,192
Provision for income taxes	1,084	627	5	0	1,716

Net income	$2,465	$1,019	$3,577	$(3,585)	$3,476

Other significant items:
Total assets	$626,209	$137,255	$101,255	$(228,098)	$636,621
Total investment securities	123,278	0	640	0	123,918
Total loans, net	434,524	132,945	0	(129,324)	438,145
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	1,947	63	86,592	(88,524)	78
Fixed asset addition	249	68	3	0	320
Depreciation and amortization expense	164	62	0	0	226
Total interest income from external customers	8,367	6,214	8	0	14,589
Total interest income from affiliates	2,132	0	11	(2,143)	0

For the six months ended June 30, 2006:

Net interest income	$13,342	$8,080	$33	$0	$21,455
Provision for loan losses	460	1,330	0	0	1,790
Total non-interest income	2,305	251	7,672	(7,560)	2,668
Total non-interest expense	7,811	3,681	406	(215)	11,683

Income before income taxes	7,376	3,320	7,299	(7,345)	10,650
Provision for income taxes	2,229	1,257	8	0	3,494

Net income	$5,147	$2,063	$7,291	$(7,345)	$7,156

Other significant items:
Fixed asset addition	$330	$121	$0	$0	$451
Depreciation and amortization expense	383	96	5	0	484
Total interest income from external customers	16,432	12,306	15	0	28,753
Total interest income from affiliates	4,226	0	18	(4,244)	0

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

Two cash-flow hedges with a notional amount of $18.0 million were terminated on March 31, 2005, that resulted in a $592,000 gain, which is reported in other comprehensive income. This gain will be reclassified from other comprehensive income to income over the original remaining term of the swaps. During the second quarter of 2007 and 2006, $53,755 was reclassified into income. The remaining balance not reclassified to income was $108,208 at June 30, 2007.

Two interest rate swaps with a total notional value of $10.0 million were used to convert fixed-rate brokered certificates of deposit to floating rate. On January 1, 2006, the Company began accounting for these interest rate swaps under hedge accounting. This required the Company to increase the carrying value of the two certificates of deposit by $39,900 during the first quarter of 2007 and $14,295 in the second quarter of 2007. Net cash flows from these swaps increased interest expense on certificates of deposit by $67,720 for year-to-date ended June 30, 2007, and $40,251 for year-to-date ended June 30, 2006.

7. GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ending June 30, 2007, there were no credit losses associated with derivative contracts.

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and others, which are not included in the consolidated financial statements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. A summary of these commitments and contingent liabilities is presented below (in thousands).

	June 30, 2007	December 31, 2006
Standby Letters of Credit	$1,028	$1,869
Commitments to Extend Credit	$44,747	$54,777

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2007, is $1,028,000 and represents the Company’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At June 30, 2007, there were no outstanding commitments to purchase and sell securities for delayed delivery.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of the Company. The Company is the parent holding company of the Bank. The Bank operates a finance company, Acceptance Loan Company, Inc. (“ALC”). The Company has no operations of any consequence other than the ownership of its subsidiaries.

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

The emphasis of this discussion is a comparison of assets, liabilities, and shareholder’s equity as of June 30, 2007, to year-end 2006 while comparing income and expense for the three and six-month periods ended June 30, 2007, and 2006.

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

COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2007, TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

Net income decreased from $3.4 million for the second quarter of 2006 to a loss of $2.7 million for the second quarter of 2007. For the six months, net income declined from $7.2 million to $310,000 for the same period in 2007, resulting in a decrease of basic net income per share to $0.05. Annualized return on assets was 0.10% for the first six months of 2007 compared to 2.29% for the same period during 2006. Average return on shareholders’ equity decreased to 0.70% for the first six months of 2007, from 16.35% during the first six months of 2006. Net income for the three and six-months ended June 30, 2007, was severely impacted by the losses that resulted from the loan irregularities at ALC. See “INVESTIGATION OF IRREGULARITIES AT ACCEPTANCE LOAN COMPANY, INC.” below for a discussion of significant losses recorded at ALC during the quarter ended June 30, 2007.

Interest income for the second quarter increased $620,000, or 4.2%, compared to the second quarter of 2006. The increase in interest income was primarily due to an increase in interest earned on loans and investment securities. This increase is due to an overall increase in the average yield and an increase in the volume of loans outstanding. For the 2007 six-month period, interest income increased $1.6 million, or 5.5%, over the same period last year. This increase in interest income was primarily due to an increase in interest earned on loans and investment securities. The increase in loan income is due to both increases in volume and increases in yields.

Interest expense for the second quarter increased $979,000, or 25.3%, compared to the second quarter of 2006. Interest expense increased $2.2 million, or 29.9%, to $9.5 million for the first six months of 2007, compared to $7.3 million for the first six months of 2006. This increase was the result of increased rates and volume of interest bearing deposits, primarily certificates of deposit. Funding rates have increased more than asset yields since the Federal Reserve last raised rates in June of 2006.

Net interest income decreased $359,000, or 3.3%, for the second quarter of 2007, and decreased $590,000, or 2.7%, for the first six months of 2007, compared to the same periods in 2006, respectively, as a result of the increase in interest paid on deposits and borrowings being larger than the yield on loans and securities.

The provision for loan losses was $9.9 million, or 8.6%, annualized of average loans in the second quarter of 2007, compared to $975,000, or 0.9%, annualized of average loans in the second quarter of 2006. The provision for loan losses increased to $10.9 million year-to-date 2007 compared to $1.8 million in 2006. Charge-offs exceeded recoveries by $8.2 million for the six-month period, an increase of approximately $6.5 million over the same period in the prior year. Most of this increase is attributable to losses identified in the investigation of loan irregularities at ALC.

Total non-interest income (excluding security gains and losses) decreased $34,000, or 2.4%, for the second quarter of 2007, and $69,000, or 2.6%, for the first six months of 2007. Service charges and fees on deposit accounts increased $11,000 quarter-to-date and $40,000 year-to-date 2007 compared to the same periods in 2006. Income on bank-owned life insurance increased $10,000 quarter-to-date and $19,000 year-to-date 2007 compared to the same periods in 2006. Commissions on credit insurance declined $29,000 quarter-to-date and $37,000 year-to-date. Letters of credit and commitment fees declined $10,000 quarter-to-date and $33,000 year-to-date. All other fees and charges increased $15,000 quarter-to-date and declined $27,000 year-to-date when compared to the same periods in 2006.

Total non-interest expense increased $52,000, or 0.9%, quarter-to-date and $474,000, or 4.1%, year-to-date 2007 when compared to the same periods in 2006. Salary and employee benefits decreased $129,000 when comparing second quarter 2006 to 2007 and $106,000 year-to-date 2007 compared to the same period in 2006. These decreases are due to reduced incentive accruals, resulting from reduced earnings as a result of losses sustained due to the loan irregularities at ALC. For the three months ending June 30, 2007, advertising expense increased $11,000, legal and professional fees increased $148,000, telephone and data circuit expense decreased $2,000, and impairment losses on limited partnerships decreased $52,000 when compared to the same quarter in 2006. On a year-to-date basis, advertising expense increased $22,000, legal and professional fees increased $270,000, telephone and data circuit expense increased $54,000, and impairment losses on limited partnerships decreased $118,000 when compared to the same period in 2006.

Income tax expense for the second quarter of 2007 decreased $3.1 million over the second quarter of 2006. Income tax expense for the first six months of 2007 decreased $3.4 million over the first six months of 2006. The decrease during the first six months of 2007 compared to 2006 resulted from lower levels of taxable income, as a result of loan losses caused by the loan irregularities at ALC. Management estimates the effective tax rate for the Company to be approximately 28.0% of pre-tax income for the period ending December 31, 2007.

COMPARING THE JUNE 30, 2007, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2006

In comparing financial condition at December 31, 2006, to June 30, 2007, total assets increased $13.7 million to $660.0 million, while liabilities increased $22.4 million to $577.1 million. Shareholders’ equity decreased $8.6 million as a result of dividends in excess of earnings of $3.8 million, an increase in other comprehensive loss of $802,000, and an increase in treasury stock of $4.0 million during the first six months of 2007.

Investment securities increased $16.1 million, or 13.5%, during the first six months of 2007. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, increased $1.9 million, from $449.2 million at December 31, 2006, to $451.2 million at June 30, 2007, as a result of continued construction and real estate development in the trade areas served by the Company. Deposits increased $35.4 million, or 7.9%, during the first six months of 2007.

CREDIT QUALITY

At June 30, 2007, the allowance for loan losses was $10.4 million, or 2.3%, of loans net of unearned income, compared to $7.8 million, or 1.7%, of loans net of unearned income at June 30, 2006, and $7.7 million, or 1.7%, of loans net of unearned income at December 31, 2006. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 52.6% at June 30, 2007, compared to 71.8% at December 31, 2006, due to an increase in accruing loans past due 90 days or more and other real estate owned, offset by a decrease in non-accrual loans.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	Six Months Ended June 30,
	2007	2006
Balance at Beginning of Period	$7,664	$7,694

Charge-Offs	(8,740)	(2,218)
Recoveries	551	513

Net Loans Charged-Off	(8,189)	(1,705)

Additions Charged to Operations	10,904	1,790

Balance at End of Period	$10,379	$7,779

Net charge-offs for the six months ended June 30, 2007, were $8.2 million, or 3.6%, of average loans, on an annualized basis, an increase of $6.5 million from the charge-offs of $1.7 million, or 0.8%, of average loans, on an annualized basis, reported a year earlier. The provision for loan losses for the first six months of 2007 was $10.9 million compared to $1.8 million in the first six months of 2006. The large increases in net charge-offs and the provision for loan losses are both attributable to losses identified in the investigation of loan irregularities at ALC. The excess of the provision for loan losses over net charge-offs represents loss identified in the investigation of irregularities at ALC, which had not been charged-off as of June 30, 2007.

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

Non-performing assets were as follows (amounts in thousands):

	June 30, 2007	December 31, 2006	June 30, 2006
Loans Accounted for on a Non-Accrual Basis	$4,853	$7,318	$8,669
Accruing Loans Past Due 90 Days or More	6,342	2,033	1,181
Real Estate Acquired in Settlement of Loans	8,520	1,318	1,023

Total	$19,715	$10,669	$10,873

Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	4.29%	2.37%	2.44%

Loans accounted for on a non-accrual basis decreased $3.8 million since June 30, 2006, and $2.5 million since December 31, 2006. These decreases are due to non-accrual loans transferred to real estate acquired in settlement of loans. Transfers from non-accrual status and foreclosures caused real estate acquired in settlement of loans to increase $7.5 million as compared to June 30, 2006, and $7.2 million as compared to December 31, 2006. Other real estate acquired as of June 30, 2007, consists of one residential property and three commercial properties totaling $5.4 million at the Bank and twenty residential properties totaling $2.6 million at ALC. Accruing loans past due 90 days or more increased $5.2 million as of June 30, 2007, compared to June 30, 2006, and $4.3 million compared to December 31, 2006. The majority of this increase was attributable to two commercial real estate loans to one borrower totaling $3.5 million, which were being renewed at June 30, 2007, to add an additional guarantor plus additional collateral. The loans are now current.

Impaired loans totaled $4.9 million and $7.3 million as of June 30, 2007, and December 31, 2006, respectively. There was approximately $450,000 and $848,000 in the allowance for loan losses specifically allocated to these impaired loans at June 30, 2007, and December 31, 2006, respectively.

INVESTIGATION OF IRREGULARITIES AT ACCEPTANCE LOAN COMPANY, INC.

As a result of internal procedures of the Company, evidence was discovered during the second quarter of 2007 suggesting irregularities in certain loan transactions within ALC, a subsidiary of the Company. The irregularities have been identified to be primarily limited to two out of the twenty-five ALC branches and were largely related to (a) the making of improper or fraudulent loans, (b) techniques used to conceal delinquent loans, and (c) the improper or fraudulent handling of repossessed automobiles. The Company, under the direction of the Audit Committee, is conducting an internal investigation relating to these irregularities with the assistance of outside legal counsel, as well as an outside forensic accounting firm.

As a result of the investigation, the results of operations for the three and six months ended June 30, 2007, include a charge-off of loans relating to the irregularities of $5.2 million in ALC’s loan portfolio. An additional provision for loan losses in the amount of $2.5 million has also been recorded relating to the irregularities, which provision related to loans that were identified in the investigation as having a remote likelihood of collection. These charges to earnings relating to the loan irregularities reduced the net income of the Company by $5.5 million, net of tax, or $0.89 per basic and diluted share for the current quarter and six month period. The Company believes that it will not need to make any additional loan loss provision related to these irregularities; however, no assurance can be given that any additional loss provision will not be required in the future. In addition to these losses, the Company has incurred a substantial amount of legal, accounting and associated expenses relating to the investigation of these irregularities, which expenses are reflected in the Company’s non-interest expense balance for the period ended June 30, 2007. The Company expects to incur additional legal and accounting expenses relating to the investigation in the third quarter of 2007.

It has been determined that the irregularities were limited to one district of the ALC branch system, and were primarily related to two of the branches within that district. The branch managers previously employed at these two branches, and the district manager who had been supervising the district in question, are no longer employed at ALC. Although there is the potential for insurance recovery and recoveries from civil actions, the amounts and timing of such recoveries cannot be estimated at this time. The Company plans to vigorously pursue available avenues of recovery for these losses, including insurance and civil claims.

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

The Bank currently has up to $120.1 million in borrowing capacity from the Federal Home Loan Bank and $25.0 million in established federal fund lines.

The Bank is required to maintain certain levels of regulatory capital. At June 30, 2007, and December 31, 2006, the Company and the Bank were in compliance with all regulatory capital requirements.

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

The asset portion of the balance sheet provides liquidity primarily from principal payments, maturities and sales relating to loans, and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $186.1 million at December 31, 2006, and $204.6 million at June 30, 2007.

Investment securities that are forecast to mature or reprice over the next twelve months total $19.3 million, or 14.2%, of the investment portfolio as of June 30, 2007. For comparison, principal payments on investment securities totaled $14.8 million at June 30, 2007.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of June 30, 2007, the bond portfolio had an expected average maturity of 3.7 years, and approximately 73.0% of the $136.0 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at June 30, 2007, had long-term debt and short-term borrowings that, on average, represented 12.6% of total liabilities and equity, compared to 13.7% at year-end 2006.

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

As of June 30, 2007, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported within the time periods specified.

Except as described in this paragraph, there were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Prior to the end of the quarter ended June 30, 2007, the Company’s Acceptance Loan Company subsidiary (“ALC”) implemented changes in its organizational management structure to increase the number of personnel supervising ALC’s operations. ALC created the new position of Chief Operating Officer, who will report to the Chief Executive Officer of ALC. The Chief Operating Officer will supervise three district managers, who will each oversee approximately one-third of the twenty-five ALC branch offices. Prior to these changes, the district managers reported directly to the ALC Chief Executive Officer, and the Chief Executive Officer had direct supervision of certain ALC branches.

The Company became aware of irregularities related to ALC during the quarter ending June 30, 2007. These irregularities have been reported and disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Form 10-Q for the period ending June 30, 2007. The Company, under the direction of the Company’s Audit Committee, has engaged the external accounting firm currently investigating the loan irregularities at ALC to perform an evaluation on the internal control environment of ALC. The Company anticipates making changes in ALC’s internal controls over financial reporting during the quarter ending September 30, 2007, in addition to those changes described in the preceding paragraph.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
April 1 – April 30	6,300	(2)	$29.92	(2)	0	403,150
May 1 – May 31	14,354		$29.19		14,354	388,796
June 1 – June 30	0		$0.00		0	388,796

Total	20,654		$29.42		14,354	388,796

(1)	On January 19, 2006, the Board of Directors approved a share repurchase program. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2007, the expiration date of the repurchase program.
(2)	6,300 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 8, 2007. At the meeting, the shareholders of the Company were asked to vote on the election of 13 directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified. The results of the shareholder voting on this matter are summarized as follows:

Proposal 1: The Election of Directors

Director	For	Withheld
Dan R. Barlow	4,908,200	37,286
Linda H. Breedlove	4,900,674	44,812
Gerald P. Corgill	4,936,054	9,432
Wayne C. Curtis	4,908,200	37,286
John C. Gordon	4,941,686	3,800
William G. Harrison	4,920,434	25,052
Hardie B. Kimbrough	4,854,296	91,190
Jack W. Meigs	4,941,686	3,800
R. Terry Phillips	4,940,486	5,000
James C. Stanley	4,900,674	44,812
Ray Sheffield	4,941,686	3,800
Howard M. Whitted	4,941,286	4,200
Bruce N. Wilson	4,634,066	311,420

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits on page 21 are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: August 14, 2007

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