Form 10-Q
period 2007-09-30
UNITED SECURITY BANCSHARES INC
filed 2007-11-09
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2007
Common Stock, $0.01 par value	6,121,492 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Bancshares’ best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Bancshares’ Securities and Exchange Commission filings and other public announcements, including the factors described in Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2006, and in the Quarterly Report on Form 10-Q, as well as the reputational risk suffered by Bancshares as a result of the irregularities discovered within Acceptance Loan Company, Inc. (“ALC”) during the second quarter of 2007, which may have an adverse impact on business generation and retention, funding, liquidity and Bancshares’ stock price. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, and the impact of the irregularities discovered at ALC during the second quarter of 2007. Forward-looking statements speak only as of the date they are made, and Bancshares undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited )
ASSETS
Cash and Due from Banks	$15,488	$14,668
Interest-Bearing Deposits in Banks	13,651	13,791
Federal Funds Sold	0	25
Investment Securities Available-for-Sale	133,638	119,763
Federal Home Loan Bank Stock	4,647	5,180
Loans, net of allowance for loan losses of $11,630 and $7,664, respectively	430,797	441,574
Premises and Equipment, net	18,256	18,864
Cash Surrender Value of Bank-Owned Life Insurance	10,840	10,531
Accrued Interest Receivable	5,939	6,096
Goodwill	4,098	4,098
Investment in Limited Partnerships	2,063	2,011
Other Assets	19,539	9,695

Total Assets	$658,956	$646,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$486,732	$450,062
Accrued Interest Expense	3,895	3,170
Short-Term Borrowings	2,113	1,757
Long-Term Debt	77,526	87,553
Other Liabilities	9,202	12,158

Total Liabilities	$579,468	$554,700

Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Loss	(173)	(274)
Retained Earnings	89,028	96,713
Less Treasury Stock: 1,170,308 and 1,010,708 shares at cost, respectively	(18,673)	(14,149)

Total Shareholders’ Equity	$79,488	$91,596

Total Liabilities and Shareholders’ Equity	$658,956	$646,296

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

INTEREST INCOME:
Interest and Fees on Loans	$13,056	$13,277	$39,760	$38,948
Interest on Investment Securities	2,027	1,696	5,666	4,778

Total Interest Income	15,083	14,973	45,426	43,726

INTEREST EXPENSE:
Interest on Deposits	4,112	3,117	11,504	8,372
Interest on Borrowings	987	1,105	3,073	3,148

Total Interest Expense	5,099	4,222	14,577	11,520

NET INTEREST INCOME	9,984	10,751	30,849	32,206

PROVISION FOR LOAN LOSSES	6,786	763	17,690	2,553

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,198	9,988	13,159	29,653

NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	856	819	2,421	2,344
Credit Life Insurance Income	186	258	440	549
Other Income	489	471	1,263	1,323

Total Non-Interest Income	1,531	1,548	4,124	4,216

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,192	3,794	10,196	10,904
Occupancy Expense	571	484	1,410	1,279
Furniture and Equipment Expense	355	342	1,019	1,012
Other Expense	3,170	1,702	6,820	4,810

Total Non-Interest Expense	7,288	6,322	19,445	18,005

INCOME (LOSS) BEFORE INCOME TAXES	(2,559)	5,214	(2,162)	15,864

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(692)	1,759	(605)	5,253

NET INCOME (LOSS)	$(1,867)	$3,455	$(1,557)	$10,611

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.30)	$0.54	$(0.25)	$1.66

DIVIDENDS PER SHARE	$0.26	$0.23	$0.93	$0.84

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net income (loss)	$(1,867)	$3,455	$(1,557)	$10,611

Other comprehensive income (loss):
Change in unrealized holding (losses) for derivatives arising during period, net of tax benefit of ($8)	0	0	0	(13)
Reclassification adjustment for net gains realized on derivatives in net income, net of taxes of $20, $20, $60, and $60, respectively	(34)	(33)	(101)	(101)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax (benefits) of $563, $649, $120, and ($40), respectively	938	1,082	200	(65)
Reclassification adjustment for net (gains) losses realized on available-for-sale securities realized in net income, net of tax (benefits) of $1 and ($1), respectively	(2)	0	2	0

Other comprehensive income (loss)	902	1,049	101	(179)

Comprehensive income (loss)	$(965)	$4,504	$(1,456)	$10,432

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$(1,557)	$10,611
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	684	717
(Accretion) amortization of premiums and discounts, net	(109)	40
Provision for loan losses	17,690	2,553
Loss on sale of securities, net	3	0
Loss on sale of fixed assets, net	14	0
Changes in assets and liabilities:
Decrease in other assets	85	1,273
Decrease in other liabilities	(2,961)	(1,487)

Total adjustment	15,406	3,096

Net cash provided by operating activities	13,849	13,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities available-for-sale	27,482	22,396
Proceeds from sales of investment securities available-for-sale	5,189	0
Net redemption of Federal Home Loan Bank stock	983	768
Purchase of premises and equipment, net	(338)	(525)
Purchase of investment securities available-for-sale	(46,114)	(34,331)
Decrease in cash acquired in consolidation of limited partnership	(2)	(14)
Purchase of Federal Home Loan Bank stock	(450)	(745)
Net decrease in federal funds sold	25	0
Net increase in loan portfolio	(16,666)	(6,145)

Net cash used in investing activities	(29,891)	(18,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	36,670	24,450
Dividends paid	(5,753)	(5,368)
Decrease in borrowings	(9,671)	(1,335)
Purchase of treasury stock	(4,524)	(2,702)

Net cash provided by financing activities	16,722	15,045

NET INCREASE IN CASH AND CASH EQUIVALENTS	680	10,156

CASH AND CASH EQUIVALENTS, beginning of period	28,459	21,553

CASH AND CASH EQUIVALENTS, end of period	$29,139	$31,709

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$13,852	$10,772
Income Taxes	3,979	5,652
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$9,886	$1,165

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments, except for the $12.2 million adjustment for loss resulting from the loan irregularities at Acceptance Loan Company, Inc. (“ ALC”), are of a normal, recurring nature. See “INVESTIGATION OF IRREGULARITIES AT ACCEPTANCE LOAN COMPANY, INC.” for a discussion of significant losses recorded at ALC during the quarter ended June 30, 2007, and September 30, 2007, in Item 2 below. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2007. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accounting policies followed by the Company are set forth in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the three and nine-month periods ended September 30, 2007, and 2006. Common stock outstanding consists of issued shares less treasury stock. Diluted earnings (losses) per share for the three and nine-month periods ended September 30, 2007, and 2006, are computed based on the weighted average shares outstanding during the period plus the dilutive effect of outstanding stock options. There are no outstanding options as of September 30, 2007, and 2006.

The following table represents the earnings (losses) per share calculations for the three and nine-month periods ended September 30, 2007, and 2006 (dollars in thousands):

For the Three Months Ended:	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share

September 30, 2007	$(1,867)	6,165,568	$(0.30)

September 30, 2006	$3,455	6,340,284	$0.54

For the Nine Months Ended:

September 30, 2007	$(1,557)	6,193,272	$(0.25)

September 30, 2006	$10,611	6,383,180	$1.66

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. generally accepted accounting principles. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 on January 1, 2008, and is assessing the impact of the adoption of this Statement.

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

	First
	United	Acceptance
	Security	Loan	All
	Bank	Company	Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended September 30, 2007:

Net interest income (expense)	$6,418	$3,608	$(42)	$0	$9,984
Provision for loan losses	347	6,439	0	0	6,786
Total non-interest income	1,157	126	1,937	(1,689)	1,531
Total non-interest expense	4,226	2,814	481	(233)	7,288

Income (loss) before income taxes	3,002	(5,519)	1,414	(1,456)	(2,559)
Provision for (benefit from) income taxes	321	(1,018)	5	0	(692)

Net income (loss)	$2,681	$(4,501)	$1,409	$(1,456)	$(1,867)

Other significant items:
Total assets	$662,657	$121,157	$96,950	$(221,808)	$658,956
Total investment securities	133,223	0	415	0	133,638
Total loans, net	441,456	112,892	0	(123,551)	430,797
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	1,777	63	82,996	(84,758)	78
Fixed asset additions	10	39	18	0	67
Depreciation and amortization expense	182	46	3	0	231
Total interest income from external customers	9,351	5,724	8	0	15,083
Total interest income from affiliates	2,062	0	15	(2,077)	0

For the nine months ended
September 30, 2007:

Net interest income (expense)	$19,100	$11,756	$(7)	$0	$30,849
Provision for loan losses	705	16,985	0	0	17,690
Total non-interest income	3,405	364	2,744	(2,389)	4,124
Total non-interest expense	12,226	6,732	902	(415)	19,445

Income (loss) before income taxes	9,574	(11,597)	1,835	(1,974)	(2,162)
Provision for (benefit from) income taxes	2,690	(3,311)	16	0	(605)

Net income (loss)	$6,884	$(8,286)	$1,819	$(1,974)	$(1,557)

Other significant items:
Fixed asset additions	$149	$154	$35	$0	$338
Depreciation and amortization expense	552	124	8	0	684
Total interest income from external customers	27,316	18,091	19	0	45,426
Total interest income from affiliates	6,280	0	38	(6,318)	0

	First
	United	Acceptance
	Security	Loan	All
	Bank	Company	Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended September 30, 2006:
Net interest income (expense)	$6,453	$4,331	$(33)	$0	$10,751
Provision for loan losses	65	698	0	0	763
Total non-interest income	1,142	140	3,914	(3,648)	1,548
Total non-interest expense	4,122	1,973	426	(199)	6,322

Income before income taxes	3,408	1,800	3,455	(3,449)	5,214
Provision for income taxes	1,195	559	5	0	1,759

Net income (loss)	$2,213	$1,241	$3,450	$(3,449)	$3,455

Other significant items:
Total assets	$635,090	$138,967	$103,119	$(231,679)	$645,497
Total investment securities	121,914	0	640	0	122,554
Total loans, net	430,540	134,281	0	(129,578)	435,243
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	1,942	63	89,061	(90,988)	78
Fixed asset additions	59	15	0	0	74
Depreciation and amortization expense	188	18	27	0	233
Total interest income from external customers	8,449	6,505	19	0	14,973
Total interest income from affiliates	2,120	0	12	(2,132)	0

For the nine months ended
September 30, 2006:

Net interest income	$19,795	$12,411	$0	$0	$32,206
Provision for loan losses	526	2,027	0	0	2,553
Total non-interest income	3,448	391	11,586	(11,209)	4,216
Total non-interest expense	11,933	5,654	831	(413)	18,005

Income before income taxes	10,784	5,121	10,755	(10,796)	15,864
Provision for income taxes	3,423	1,817	13	0	5,253

Net income (loss)	$7,361	$3,304	$10,742	$(10,796)	$10,611

Other significant items:
Fixed asset additions	$389	$111	$25	$0	$525
Depreciation and amortization expense	571	114	32	0	717
Total interest income from external customers	24,881	18,811	34	0	43,726
Total interest income from affiliates	6,346	0	30	(6,376)	0

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

Two cash flow hedges with a notional amount of $18.0 million were terminated on March 31, 2005, that resulted in a $592,000 gain, which is reported in other comprehensive income. This gain will be reclassified from other comprehensive income to income over the original remaining term of the swaps. During the third quarter of 2007, $53,755 was reclassified into income. The remaining balance not reclassified to income was $54,454 at September 30, 2007.

Two interest rate swaps with a total notional value of $10.0 million were used to convert fixed-rate brokered certificates of deposit to floating rate. On January 1, 2006, the Company began accounting for these interest rate swaps under hedge accounting. Net cash flows from these swaps increased interest expense on certificates of deposit by $92,042 for year-to-date ended September 30, 2007, and $108,972 for year-to-date ended September 30, 2006. Both swaps were terminated in the third quarter of 2007, resulting in a charge to other non-interest expense of $72,564.

7. GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ending September 30, 2007, there were no credit losses associated with derivative contracts.

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and others, which are not included in the consolidated financial statements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. A summary of these commitments and contingent liabilities is presented below (amounts in thousands).

	September 30, 2007	December 31, 2006
Standby Letters of Credit	$935	$1,869
Commitments to Extend Credit	$45,943	$54,777

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2007, is $935,000 and represents the Company’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At September 30, 2007, there were no outstanding commitments to purchase and sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves, and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC, and their respective directors and officers seeking compensatory and punitive damages. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants deny the allegations and intend to vigorously defend themselves in this action, and are in the process of responding to the complaint, but no discovery has been exchanged between the parties at this time. For this reason, it is too early to assess whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

The Company and its subsidiaries also are parties to other litigation, and the Company intends to vigorously defend itself in all such litigation. Management believes that the results of such claims will not have a material impact on the Company’s financial position or results of operations.

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

The emphasis of this discussion is a comparison of assets, liabilities, and shareholder’s equity as of September 30, 2007, to year-end 2006, while comparing income and expense for the three and nine-month periods ended September 30, 2007, and 2006.

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

COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007, TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

The Company experienced a net loss of $1.6 million year-to-date September 30, 2007, compared to net income of $10.6 million in 2006. In 2007 basic and diluted net loss per share was $0.25 compared to basic and diluted net income of $1.66 per share in 2006. For the quarter ending September 30, 2007, the net loss was $1.9 million compared to net income of $3.5 million in the prior year. Quarter-to-date basic and diluted net loss per share was $0.30 compared to $0.54 net income per share in 2006. Net income for the three and nine months ended September 30, 2007, was severely impacted by losses that resulted from the loan irregularities at ALC. See “INVESTIGATION OF IRREGULARITIES AT ACCEPTANCE LOAN COMPANY, INC.” below for a discussion of significant losses recorded at ALC.

Interest income for the third quarter increased $110,000, or 0.7%, compared to the third quarter of 2006. The increase in interest income was primarily due to an increase in interest earned on investment securities. This increase is due to an overall increase in the volume of investment securities outstanding. For the 2007 nine-month period, interest income increased $1.7 million, or 3.9%, over the same period last year. This increase in interest income was primarily due to an increase in interest earned on loans and investment securities. This increase in loan income is due to increases in yields.

Interest expense for the third quarter increased $0.9 million, or 20.8%, compared to the third quarter of 2006. Interest expense increased $3.1 million, or 26.5%, to $14.6 million for the first nine months of 2007 compared to $11.5 million for the first nine months of 2006. This increase was a result of increased rates and volume of interest bearing deposits, primarily certificates of deposit. Funding rates have increased more than asset yields since the Federal Reserve last raised rates in June of 2006, as recent rate cuts have not had sufficient time to significantly reduce interest expense.

Net interest income decreased $0.8 million, or 7.1%, for the third quarter of 2007 and $1.4 million, or 4.2%, for the first nine months of 2007, as interest expense on deposits has increased more than interest on loans and securities.

The provision for loan losses was $6.8 million, or 6.0%, annualized of average loans in the third quarter of 2007, compared to $763,000, or 0.70%, annualized of average loans in the third quarter of 2006. The provision for loan losses increased to $17.7 million year-to-date 2007 compared to $2.6 million in 2006. Charge-offs exceeded recoveries by $13.7 million for the nine-month period, an increase of approximately $11.0 million over the same period in the prior year. Most of this increase is attributable to losses identified in the investigation of loan irregularities at ALC.

Total non-interest income (excluding security gains and losses) decreased $17,000, or 1.1%, for the third quarter of 2007 and $92,000, or 2.2%, for the first nine months of 2007. Service charges and fees on deposit accounts increased $37,000 quarter-to-date and $77,000 year-to-date 2007 compared to the same periods in 2006. Income on bank-owned life insurance increased $7,800 quarter-to-date and $26,500 year-to-date 2007 compared to the same periods in 2006. Commissions on credit insurance declined $72,000 quarter-to-date and $109,000 year-to-date. Letters of credit and commitment fees declined $400 quarter-to-date and $34,000 year-to-date. All other fees and charges increased $10,000 quarter-to-date and declined $26,000 year-to-date when compared to the same periods in 2006.

Total non-interest expense increased $1.0 million, or 15.3%, quarter-to-date and $1.4 million, or 8.0%, year-to-date 2007 when compared to the same periods in 2006. Salary and employee benefits decreased $602,000 when comparing the third quarter 2006 to 2007 and $708,000 year-to-date 2007 compared to the same period in 2006. These decreases are attributable to reduced incentive accruals, resulting from reduced earnings due to losses sustained at ALC. For the three months ending September 30, 2007, advertising expense increased $16,000, legal and professional fees increased $428,000, telephone and data circuit expense increased $30,000, and impairment losses on limited partnerships decreased $46,000 when compared to the same quarter in 2006. On a year-to-date basis, advertising expense increased $39,000, legal and professional fees increased $1.0 million, telephone and data circuit expense increased $84,000, and impairment losses on limited partnerships decreased $164,000 when compared to the same period in 2006. Legal and professional fees have increased significantly on a quarter-to-quarter, as well as a year-to-year, basis as a result of the investigation into the loan irregularities at ALC.

Due to the net loss for the third quarter 2007 and year-to-date period ending September 30, 2007, the Company generated tax benefits for both periods, $692,000 quarter-to-date and $605,000 year-to-date. These losses were the result of loan losses caused by the loan irregularities and the increase in legal and professional fees associated with the investigation at ALC.

COMPARING THE SEPTEMBER 30, 2007, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2006

In comparing financial condition at December 31, 2006, to September 30, 2007, total assets increased $12.7 million to $659.0 million, while liabilities increased $24.8 million to $579.5 million. Shareholders’ equity decreased $12.1 million due to dividends paid of $5.8 million, net loss of $1.6 million, and a treasury stock increase of $4.5 million, offset by a decrease in other comprehensive loss of $101,000 during the first nine months of 2007.

Investment securities increased $13.9 million, or 11.6%, during the first nine months of 2007. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $6.8 million, from $449.2 million at December 31, 2006, to $442.4 million at September 30, 2007, as a result of losses sustained at ALC, and a slowdown in construction and real estate development in the trade areas served by the Company. Deposits increased $36.7 million, or 8.2%, during the first nine months of 2007.

CREDIT QUALITY

At September 30, 2007, the allowance for loan losses was $11.6 million, or 2.6%, of loans net of unearned income, compared to $7.5 million, or 1.7%, of loans net of unearned income at September 30, 2006, and $7.7 million, or 1.7%, of loans net of unearned income at December 31, 2006. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 51.8% at September 30, 2007, compared to 71.8% at December 31, 2006, due to an increase in accruing loans past due 90 days or more and other real estate owned, offset by a decrease in non-accrual loans.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Balance at Beginning of Period	$7,664	$7,694
Charge-Offs	(14,536)	(3,456)
Recoveries	812	731

Net Loans Charged-Off	(13,724)	(2,725)
Additions Charged to Operations	17,690	2,553

Balance at End of Period	$11,630	$7,522

Net charge-offs for the nine months ended September 30, 2007, were $13.7 million, or 4.0%, of average loans, on an annualized basis, an increase of 403.6%, or $11.0 million, from the net charge-offs of $2.7 million, or 0.82%, of average loans, on an annualized basis, reported a year earlier. Net charge-offs at First United Security Bank were $0.6 million as of September 30, 2007, and $0.5 million as of September 30, 2006. Acceptance Loan Company had net charge-offs at September 30, 2007, of $13.1 million and $2.2 million at September 30, 2006. The provision for loan losses for the first nine months of 2007 was $17.7 million compared to $2.6 million in the first nine months of 2006. The large increases in net charge-offs and the provision for loan losses are both attributable to losses sustained as a result of the loan irregularities at ALC. The excess of the provision for loan losses over net charge-offs represents probable losses identified in the investigation of irregularities at ALC, which had not been charged-off as of September 30, 2007.

The Company maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to management’s estimate of: (a) future economic conditions, (b) the financial condition and liquidity of certain loan customers, (c) collateral values of property securing certain loans and, (d) and our ongoing investigation of irregularities at Acceptance Loan Company, Inc. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, including new information relating to the loan irregularities discovered at ALC, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. There can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additions to the allowance will not be required.

Non-performing assets were as follows (amounts in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006
Loans Accounted for on a Non-Accrual Basis	$4,795	$7,318	$7,657
Accruing Loans Past Due 90 Days or More	8,096	2,033	1,518
Real Estate Acquired in Settlement of Loans	9,551	1,318	1,304

Total	$22,442	$10,669	$10,479

Non-Performing Assets as a Percentage of Net Loans and
Other Real Estate	4.97%	2.37%	2.36%

Loans accounted for on a non-accrual basis decreased $2.9 million since September 30, 2006, and $2.5 million since December 31, 2006. These decreases are due to non-accrual loans transferred to real estate acquired in settlement of loans. Transfers from non-accrual status caused real estate acquired in settlement of loans to increase $8.2 million as compared to September 30, 2006, and December 31, 2006. Other real estate acquired as of September 30, 2007, consists of six residential properties and seven commercial properties totaling $5.9 million at the Bank and sixty-three residential properties totaling $3.7 million at ALC. Accruing loans past due 90 days or more increased $6.6 million as of September 30, 2007, compared to September 30, 2006, and $6.1 million compared to December 31, 2006. A large portion of this increase is attributable to one loan in the amount of $2.6 million, which is secured by real estate and is in process of collection.

Impaired loans, consisting of loans on non-accrual, accruing loans considered impaired under SFAS 114, and loans identified in the investigation of irregularities at ALC as probable losses totaled $10.6 million as of September 30, 2007. Impaired loans of $7.3 million at December 31, 2006, were all on non-accrual. There was approximately $4.4 million and $848,000 in the allowance for loan losses specifically allocated to these impaired loans at September 30, 2007, and December 31, 2006, respectively.

INVESTIGATION OF IRREGULARITIES AT ACCEPTANCE LOAN COMPANY, INC.

As a result of internal procedures of the Company, evidence was discovered during the second quarter of 2007 suggesting irregularities in certain loan transactions within ALC, a subsidiary of the Company. The irregularities have been identified to be primarily related to four out of the twenty-five ALC branches and were largely related to (a) the making of improper or fraudulent loans, (b) techniques used to conceal delinquent loans, (c) the improper or fraudulent handling of repossessed automobiles and (d) the inflation of appraisals on certain real estate collateral. The Company, under the direction of the Audit Committee, continues to conduct an internal investigation relating to these irregularities with the assistance of outside legal counsel, as well as an outside forensic accounting firm.

As a result of the investigation, the results of operations for the three months ended September 30, 2007, includes a provision for charge-off of loans and write downs of real estate collateral values relating to the irregularities of $1.4 million in ALC’s loan and other real estate portfolio. An additional provision for loan losses in the amount of $3.1 million has also been recorded relating to the irregularities during the three months ended September 30, 2007, which provision related to loans that were identified in the investigation as having a remote likelihood of collection. These charges to earnings relating to the loan irregularities reduced the net income of the Company by $3.2 million, net of tax benefit, or $0.52 per basic and diluted share for the three months ended September 30, 2007. For the nine months ending September 30, 2007, provision for charge-offs of loans and write downs of real estate collateral values relating to the irregularities were $9.1 million. The charge-offs for the nine months ended September 30, 2007, plus the additional loan loss provision of $3.1 million during the 2007 third quarter reduced the net income of the Company by $8.8 million, net of tax benefit, or $1.42 per basic and diluted share, for the nine months ended September 30, 2007. The Company believes that it will not need to make any additional loan loss provision related to these irregularities; however, no assurance can be given that any additional loss provision will not be required in the future as the investigation of the irregularities is ongoing. In addition to these losses, the Company has incurred a substantial amount of legal, accounting and associated expenses relating to the investigation of these irregularities, which expenses are reflected in the Company’s non-interest expense balance for the three and nine month periods ended September 30, 2007. The Company expects to incur additional legal and accounting expenses relating to the investigation in the fourth quarter of 2007.

It has been determined that the irregularities were limited to one district of the ALC branch system, and were primarily related to four of the branches all within that district. The branch managers previously employed at these four branches, the district manager who had been supervising the district in question, and the former CEO of ALC are no longer employed at ALC. Although there is the potential for insurance recovery and recoveries from civil actions, the amounts and timing of such recoveries cannot be estimated or assumed at this time. The Company plans to vigorously pursue available avenues of recovery for these losses, including insurance and civil claims.

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

The Bank currently has up to $120.7 million in borrowing capacity from the Federal Home Loan Bank and $25.0 million in established federal fund lines.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2007, and December 31, 2006, the Company and the Bank were in compliance with all regulatory capital requirements. The Company’s total risk based capital ratio of 18.29% is well above the regulatory required minimum of 8.0% as of September 30, 2007.

As further discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements, the Company has been involved, and may continue to be involved, in various legal proceedings arising out of the conduct of its business including litigation and actions brought by governmental authorities. The Company has, and will continue to, vigorously defend itself and to assert available defenses with respect to these matters. A settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages that could have a material adverse effect on the Company’s financial position or results of operations for the period in which the ruling occurs, or future periods.

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

The asset portion of the balance sheet provides liquidity primarily from loan principal payments, maturities and sales relating to loans, and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $186.1 million at December 31, 2006, and $209.7 million at September 30, 2007.

Investment securities that are forecast to mature or reprice over the next twelve months total $20.8 million, or 15.6%, of the investment portfolio as of September 30, 2007. For comparison, principal payments on investment securities totaled $27.4 million at September 30, 2007.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of September 30, 2007, the bond portfolio had an expected average maturity of 3.6 years, and approximately 74.8% of the $134.0 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at September 30, 2007, had long-term debt and short-term borrowings that, on average, represented 12.3% of total liabilities and equity, compared to 13.7% at year-end 2006.

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

I TEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its reports filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms. Disclosure controls and procedures (as defined in Rules 13a—15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As of September 30, 2007, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based upon that evaluation and the matters discussed below, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized, and reported within the time periods specified.

The Company became aware of certain irregularities relating to its Acceptance Loan Company, Inc. (“ALC”) subsidiary during the quarter ended June 30, 2007. These irregularities have been reported and disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q. The Company’s internal investigation into the irregularities at ALC has confirmed that the irregularities were the result of collusion among several employees at one of ALC’s three districts, which collusion included the district manager, certain branch managers and certain of ALC’s customers. While management of the Company recognizes that a robust system of internal controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such controls, management concluded, based on its internal investigation, that its antifraud and risk assessment process and procedures at its ALC subsidiary were deficient. As a result of this control deficiency, management determined that the Company had a material weakness in its internal control over financial reporting as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.

The Company, upon the discovery of the irregularities related to ALC during the quarter ending June 30, 2007, engaged an independent external accounting firm, under the direction of the Company’s Audit Committee, to perform an evaluation on the internal control environment of ALC, which was completed during the quarter ended September 30, 2007. Based on this evaluation, the Company made several changes to its internal controls relating to ALC during the quarter ended September 30, 2007, that are reasonably likely to materially affect the Company’s internal control over financial reporting. These changes are described below.

Prior to the end of the quarter ended June 30, 2007, the Company’s ALC subsidiary implemented changes in its organizational management structure to increase the number of personnel supervising ALC’s operations. ALC created the new position of Chief Operating Officer, who will report to the Chief Executive Officer of ALC. The Chief Operating Officer will supervise three district managers, who will each oversee approximately one-third of the 25 ALC branch offices. Prior to these changes, the district managers reported directly to the ALC Chief Executive Officer, and the Chief Executive Officer had direct supervision of certain ALC branches. During the quarter ended September 30, 2007, the Company completed its implementation of these organizational management structure changes. In addition to the organizational enhancements described above, ALC has implemented the following changes to its internal controls: (1) created additional audit reports that are generated by the home office that will be used by the COO of ALC as well as the district managers and branch managers of ALC to ensure that the Company’s policies and procedures are being followed, and (2) implemented enhanced internal audit procedures that will be conducted by a new external audit firm that will serve as its internal auditor. ALC is also in the process of enhancing its employee education regarding the employee code of conduct and the ALC whistleblower policy.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the discussion of the loan irregularities uncovered at ALC, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may uncover additional losses in our internal investigation of the irregularities at ALC; ALC staff turnover could adversely impact ALC’s financial performance.

During the quarter ended June 30, 2007, the Company discovered certain irregularities in certain loan transactions within ALC, a subsidiary of the Company. See “INVESTIGATION OF IRREGULARITIES AT ACCEPTANCE LOAN COMPANY, INC.” for a discussion of significant losses recorded at ALC during the quarter ended September 30, 2007, in Item 2 herein. The Company, under the direction of the Audit Committee, continues to conduct an internal investigation relating to these irregularities with the assistance of outside legal counsel, as well as an outside forensic accounting firm. The Company has recorded significant losses from these irregularities. There is no assurance that additional losses from these irregularities will not be discovered in the Company’s ongoing internal investigation. In addition, due to the turnover in personnel that has resulted from the discovery of these irregularities at ALC, ALC could incur disruptions in its collections area until replacements for certain positions can be filled.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
July 1 – July 31	308	(2)	$25.63	(2)	0	388,796

August 1 – August 31	0		$0.00		0	388,796

September 1 – September 30	22,550		$23.79		22,550	366,246

Total	22,858		$23.82		22,550	366,246

(1)	On January 19, 2006, the Board of Directors approved a share repurchase program. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2007, the expiration date of the repurchase program.

(2)	308 shares were purchased in the open-market by a trust, which is part of the Company’s general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.

ITEM 6. EXHIBITS

The exhibits listed in the Index to Exhibits on page 21 are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: November 9, 2007

BY:	/s/ Robert Steen
Robert Steen Its Assistant Vice President, Assistant Treasurer, Principal Financial Officer, and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2(a)	Bylaws of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(ii) to Form 8-K dated August 23, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.