Form 10-K
period 2007-12-31
UNITED SECURITY BANCSHARES INC
filed 2008-03-14
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO              .

COMMISSION FILE NUMBER: 0-14549

UNITED SECURITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0843362
(State of Incorporation)	(I.R.S. Employer Identification Number)

131 West Front Street, Post Office Box 249 Thomasville, Alabama	36784
(Address of Principal Executive Offices)	(Zip Code)

334-636-5424

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2007, was $140,647,359.

As of March 5, 2008, the registrant had outstanding 6,050,944 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders to be held on May 13, 2008, are incorporated by reference into Part III of this Form 10-K.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2007

*	Portions of the definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders to be held on May 13, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Bancshares’ best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Bancshares’ Securities and Exchange Commission filings and other public announcements, as well as the reputational risk suffered by Bancshares as a result of the irregularities discovered within Acceptance Loan Company, Inc. (“ALC”) during the second quarter of 2007, which may have an adverse impact on business generation and retention, funding, liquidity and Bancshares’ stock price. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, and the impact of the irregularities discovered at ALC during the second quarter of 2007. Forward-looking statements speak only as of the date they are made, and Bancshares undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

In addition, Bancshares’ business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

PART I

Item 1.	Business.

General

United Security Bancshares, Inc. (“Bancshares”) is a Delaware corporation organized in 1999, as a successor by merger with United Security Bancshares, Inc., an Alabama corporation. Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”), and it operates one banking subsidiary, First United Security Bank (the “Bank”). Bancshares other wholly-owned subsidiary, First Security Courier Corporation (“First Security”), is an Alabama corporation organized for the purpose of providing certain bank courier services.

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

The Bank has three wholly-owned subsidiaries: Acceptance Loan Company, Inc. (“ALC”), FUSB Reinsurance, Inc. (“FUSB Reinsurance”), and R2Metrics, Inc. (“R2Metrics”). ALC is an Alabama corporation that makes consumer loans and purchases consumer loans from vendors. FUSB Reinsurance is an Arizona corporation that underwrites credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and a primary third-party insurer retains the remaining risk. The third-party insurer and/or a third-party administrator is responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis. R2Metrics is an Alabama corporation incorporated in April 2007, that provides investment and asset and liability management software, analytics, and consulting services for the Bank as well as other clients.

See Note 15, “Segment Reporting,” in the “Notes to Consolidated Financial Statements” included in this Annual Report for certain financial information about Bancshares’ and the Bank’s significant subsidiaries.

Employees

Bancshares has no employees, other than the executive officers referenced in Part III, Item 10 of this report. As of December 31, 2007, the Bank had 182 full-time employees, ALC had 99 full-time employees and R2Metrics had 2 full-time employees.

Competition

Bancshares and its subsidiaries encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with commercial banks (including at least ten in its service area), online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms, and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

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

As a bank holding company, Bancshares is subject to regulation under the Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to supervision, examination and regulation by applicable state and federal banking agencies, including the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also is subject to various requirements and restrictions under federal and state laws, including requirements to maintain allowances against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for a bank holding company to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the holding company’s capital needs, asset quality and overall financial condition.

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

In addition, federal and state regulatory agencies have the authority to prevent a bank holding company or a bank from paying dividends or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The inability of the Bank to pay dividends may have an adverse effect on Bancshares.

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

The GLB Act and the applicable regulations issued by the various federal regulatory agencies require financial institutions (including banks, insurance agencies and broker/dealers) to implement policies and procedures regarding the disclosure of nonpublic personal information about their customers with non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the Information Security Guidelines established by the GLB Act require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

The Bank is subject to extensive supervision and regulation by the Alabama State Banking Department and the FDIC. Among other things, these agencies have the authority to prohibit the Bank from engaging in any activity (such as paying dividends) that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Bank also is subject to various requirements and restrictions under federal and state laws. Areas subject to regulation include dividend payments, reserves, investments, loans (including loans to insiders and significant shareholders), mergers, issuance of securities, establishment of branches and other aspects of operations, including compliance with truth-in-lending laws, usury laws and other consumer protection laws. The GLB Act establishes minimum federal standards of financial privacy pursuant to which financial institutions are required to institute written privacy policies that must be disclosed to customers at certain required intervals.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event a depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Although the FDIC’s claim is junior to the claims of non-affiliated depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders. The Bank is a FDIC insured depository institution. Any capital loans by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

The Community Reinvestment Act (the “CRA”) requires that, in connection with examinations of a financial institution such as the Bank, the Federal Reserve or the FDIC must evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for a financial institution nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA requires all institutions to publicly disclose their CRA ratings.

The Bank Secrecy Act is the centerpiece of the federal government’s efforts to prevent banks and other financial institutions from being used to facilitate the transfer or deposit of money derived from criminal activity. Under the Bank Secrecy Act, a financial institution is obligated to file Suspicious Activity Reports, or SARs, on suspicious activities involving the institution, including certain attempted or actual violations of law as well as certain transactions that do not appear to have a lawful purpose or are not the sort of transaction in which a customer would normally be expected to engage.

The Bank Secrecy Act was amended by the USA Patriot Act of 2001 (the “USA Patriot Act”) expanding the important role the government expects banks to play in detecting and reporting suspicious activity. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations.

Failure of a financial institution to comply with the Bank Secrecy Act, as amended by the USA Patriot Act, could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with these laws and their regulations, and the Bank will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and applicable implementing regulations.

Supervision, regulation and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than for the shareholders of the banks.

Available Information

The Bank’s website address is http://www.firstusbank.com (Bancshares does not maintain a website). Bancshares’ annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (“Exchange Act”) are not currently available on the Bank’s website; however, Bancshares intends to implement this feature on the Bank’s website. These reports are available on the Securities and Exchange Commission’s website, http://www.sec.gov, and Bancshares will provide paper copies of these reports free of charge upon written request.

Item 1A.	Risk Factors.

Making or continuing an investment in common stock issued by Bancshares involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on Bancshares. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price of your common stock could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause Bancshares’ actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of Bancshares.

The banking industry is highly competitive which could result in loss of market share and adversely affect our business.

We encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. We compete with other commercial banks, online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms, and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

We are subject to extensive governmental regulation, which could have an adverse impact on our operations.

The banking industry is extensively regulated and supervised under both federal and state laws. We are subject to the regulation and supervision of the Federal Reserve Board, the FDIC, and the Superintendent of Banking of the State of Alabama. These regulations are intended primarily to protect depositors, the public, and the FDIC insurance funds, and are not intended to protect shareholders. Additionally, Bancshares, the Bank and other subsidiaries are subject to regulation, supervision and examination by other regulatory authorities, such as the Securities and Exchange Commission, the NASDAQ Stock Market, LLC and state securities and insurance regulators. We are subject to changes in federal and state laws, as well as regulations and governmental policies, income tax laws, and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, the Bank and other subsidiaries. We cannot assure you that any change in regulations or new laws will not adversely affect us. Our regulatory position is discussed in greater detail under “Item 1. Business—Supervision and Regulation.”

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

Our success depends to a certain extent on the general economic conditions of the geographic markets served by the Bank and its subsidiaries in the states of Alabama and Mississippi. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Adverse changes in the economic conditions of the southeastern United States in general or any one or more of these local markets could negatively impact the financial results of our banking operations and have a negative effect on its profitability.

A downturn in the real estate market could harm our revenues and profitability.

Our loan portfolio includes a substantial amount of residential real estate loans. In addition, real estate is the collateral source that secures many of our loans. If the real estate market should experience a significant slowdown, it could decrease the demand for real estate loans and impact the value of loan collateral, the ability of borrowers to meet required principal and/or interest payments and, potentially, the volume of loan losses. As a result, a downturn in the real estate market could affect our financial results adversely.

We cannot guarantee that we will pay dividends to shareholders in the future.

Dividends from the Bank are Bancshares’ primary source of funds for the payment of dividends to our shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to Bancshares. The ability of the Bank to pay dividends, as well as our ability to pay dividends to our shareholders, will continue to be subject to and limited by the results of operations of the Bank and its subsidiaries and by certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than the legal and regulatory requirements with respect to our payment of dividends to shareholders. There can be no assurance of whether or when we may pay dividends to our shareholders.

Extreme weather could cause a disruption in our operations which could have an adverse impact on the results of operations.

Some of our operations are located in areas bordering the Gulf of Mexico, a region that is susceptible to hurricanes. Such weather events could cause disruption to our operations and could have a material adverse effect on our overall results of operations. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us.

We need to stay current on technological changes in order to compete and meet customer demands.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable financial institutions to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and create additional efficiencies in our operations.

Securities issued by Bancshares, including our common stock, are not insured.

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

We may determine from time to time to issue additional securities to raise capital, support growth,

or to fund acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. These issuances of our securities will dilute the ownership interests of our shareholders.

Our common stock price is volatile, which could result in substantial losses for individual stockholders.

The market price of our common stock has been volatile, and we expect that it will continue to be volatile. In particular, our common stock may be subject to significant fluctuations in response to a variety of factors, including but not limited to:

•	general economic and business conditions;

•	changing market conditions in the financial services industry;

•	monetary and fiscal policies, laws and regulations and other activities of the government, agencies and similar organizations;

•	actual or anticipated variations in quarterly operating results;

•	failure to meet analyst predictions and projections;

•	collectibility of loans;

•	cost and other effects of legal and administrative cases and proceedings, claims, settlements and judgments;

•	additions or departures of key personnel;

•	announcements of innovations or new services by us or our competitors;

•	our sales of common stock or other securities in the future; and

•	other events or factors, many of which are beyond our control.

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

We may uncover additional losses in our internal investigation of the irregularities at ALC, and ALC personnel turnover could adversely impact ALC’s financial performance.

During the quarter ended June 30, 2007, we discovered irregularities in certain loan transactions within ALC. See “Irregularities at Acceptance Loan Company, Inc.” for a discussion of significant losses recorded at ALC during the quarter ended September 30, 2007, in Item 7 herein. Under the direction of the Audit Committee, we conducted an internal investigation regarding these irregularities, which is substantially complete. We have recorded significant losses from these irregularities, and there is no assurance that additional losses from these irregularities will not be discovered. In addition, due to the turnover in personnel that has resulted from the discovery of these irregularities at ALC, ALC could incur disruptions in its collections area until replacements for certain positions can be filled.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Bancshares, through the Bank, owns all of its offices, including its executive offices, without encumbrances, with the exception of the banking office in Columbiana, office space in Birmingham and parking lot in Brent, which are leased. ALC leases office space throughout Alabama and Southeast Mississippi.

Item 3.	Legal Proceedings.

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves, and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against Bancshares, the Bank, ALC, and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants deny the allegations and intend to vigorously defend themselves in this action. The defendants are in the process of responding to the complaint, and no discovery has been exchanged between the parties. The defendants have moved to compel arbitration in this matter, but the trial court has not ruled on this motion to date. For this reason, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on Bancshares’ financial position or results of operations.

Bancshares and its subsidiaries are parties to other litigation, and Bancshares intends to vigorously defend itself in all such litigation. Although it is not possible to determine at this point in time, in the opinion of management, based on review and consultation with legal counsel, the outcome of such litigation should not have a material adverse effect on Bancshares’ financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 5, 2008, Bancshares had approximately 899 shareholders of record.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per share for Bancshares’ common stock as reported on the Nasdaq Capital Market, and the cash dividends declared per share in each such quarter.

	High	Low	Dividends Declared Per Share
2006
First Quarter	$31.45	$25.00	$0.38
Second Quarter	30.15	24.50	0.23
Third Quarter	29.23	27.00	0.23
Fourth Quarter	29.41	27.00	0.23

2007
First Quarter	$30.68	$28.15	$0.41
Second Quarter	30.25	25.00	0.26
Third Quarter	25.90	22.30	0.26
Fourth Quarter	24.43	15.22	0.26

The last reported sales price of Bancshares’ common stock as reported on the Nasdaq Capital Market on March 5, 2008, was $18.93.

Dividends are paid at the discretion of Bancshares’ Board of Directors, based on Bancshares’ operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are Bancshares’ primary source of funds for the payment of dividends to its shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to Bancshares. In addition, federal and state regulatory agencies have the authority to prevent Bancshares from paying a dividend to its shareholders. See “Item 1. Business-Supervision and Regulation.”

While Bancshares intends to continue paying dividends, it can make no assurances that it will be able to or be permitted to do so in the future. Bancshares declared a regular dividend of $0.27 per share during the first quarter of 2008, as compared to a regular dividend of $0.26 per share and a special dividend of $0.15 per share during the first quarter of 2007. Bancshares did not declare a special dividend in the first quarter of 2008 due to the losses suffered at ALC in 2007. See Note 14, “Shareholders Equity,” in the “Notes to Consolidated Financial Statements” included in this Annual Report.

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
October 1 – October 31	22,660	(2)	$22.22	22,560	343,686
November 1 – November 30	16,250		$20.12	16,250	327,436
December 1 – December 31	22,250		$19.48	22,250	305,186
Total	61,160		$20.65	61,060	305,186

(1)	On December 20, 2007, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2008, the expiration date of the extended repurchase program.
(2)	100 shares were purchased by a trust, which is part of Bancshares’ general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, and 22,560 shares were purchased under the share repurchase program.

Item 6.	Selected Financial Data.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands of Dollars, Except Per Share Amounts)
RESULTS OF OPERATIONS
Interest Income	$59,983	$59,219	$52,679	$49,434	$46,722
Interest Expense	19,464	15,992	11,810	10,369	11,197

Net Interest Income	40,519	43,227	40,869	39,065	35,525
Provision for Loan Losses	21,152	3,726	3,853	3,724	3,505
Non-Interest Income	5,566	5,621	5,278	5,755	5,724
Non-Interest Expense	25,804	23,782	23,059	22,045	21,306

Income (Loss) Before Income Taxes	(871)	21,340	19,235	19,051	16,438
Income Tax Expense (Benefit From)	(1,220)	7,095	5,579	5,920	5,023

Net Income	$349	$14,245	$13,656	$13,131	$11,415

Net Income Per Share
Basic and Diluted Net Income Per Share	$0.06	$2.24	$2.12	$2.04	$1.77
Average Number of Shares Outstanding	6,174	6,367	6,428	6,431	6,432

PERIOD END STATEMENT OF CONDITION
Total Assets	$659,896	$646,296	$621,483	$586,153	$567,188
Loans, Net	427,588	441,574	431,527	396,922	379,736
Deposits	478,554	450,062	426,231	400,451	387,680
Long-Term Debt	77,518	87,553	89,588	89,637	95,755
Shareholders’ Equity	79,569	91,596	87,709	81,913	73,329

AVERAGE BALANCES
Total Assets	$660,872	$635,588	$607,837	$582,048	$549,705
Earning Assets	601,131	578,949	552,846	533,008	511,220
Loans, Net of Unearned Discount	449,577	444,094	418,548	391,435	365,532
Deposits	479,939	443,273	417,666	391,852	372,142
Long-Term Debt	77,148	84,010	90,715	99,028	100,547
Shareholders’ Equity	85,648	88,768	85,154	77,623	69,421

PERFORMANCE RATIOS
Net Income to:
Average Total Assets	0.05%	2.24%	2.25%	2.26%	2.08%
Average Shareholders’ Equity	0.41%	16.05%	16.04%	16.92%	16.44%
Average Shareholders’ Equity to:
Average Total Assets	12.96%	13.97%	14.01%	13.34%	12.63%
Dividend Payout Ratio	2,104.78%	47.89%	44.75%	35.27%	37.75%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Management’s Discussion and Analysis contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in forward-looking statements. For additional information regarding forward-looking statements, see the sections titled “FORWARD-LOOKING STATEMENTS” and “RISK FACTORS.”

Introduction

United Security Bancshares, Inc., a Delaware corporation (“United Security” or the “Company”), is a bank holding company with its principal offices in Thomasville, Alabama. United Security operates one commercial banking subsidiary, First United Security Bank (the “Bank”). At December 31, 2007, the Bank operated nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa, and Woodstock, Alabama. Its market area includes Clarke, Choctaw, Bibb, Shelby, Tuscaloosa and portions of Marengo, Sumter, Washington, Wilcox, Chilton, Hale, Monroe, Perry and Jefferson Counties in Alabama, as well as Clarke, Lauderdale, and Wayne Counties in Mississippi.

United Security is also the parent company of First Security Courier Corporation (“FSCC”), an Alabama corporation. FSCC is a courier service organized to transport items for processing to the Federal Reserve for companies located in Southwest Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC has twenty-five offices located in Alabama and Southeast Mississippi. The headquarters of ALC is located in Jackson, Alabama. The Bank is the funding source for ALC.

The Company’s sole business is banking; therefore, loans and investments are its principal sources of income. The Bank contributed approximately $8.9 million to consolidated net income in 2007, while ALC generated a loss of approximately $8.3 million, net of tax. The loss experienced at ALC was due to loan irregularities discovered in 2007. For more information related to these loan irregularities, see the section titled, “Irregularities at Acceptance Loan Company, Inc.” The Bank provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals.

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

R2Metrics, Inc. (“R2Metrics”), an Alabama corporation and wholly-owned subsidiary of the Bank, was incorporated in April 2007. R2Metrics provides investment and asset and liability management software, analytics, and consulting services for the Bank as well as other clients. The company is headquartered in Birmingham, Alabama.

At December 31, 2007, United Security had consolidated assets of $660.0 million, deposits of $478.6 million, and shareholders’ equity of $79.6 million. Total assets increased by $13.6 million, or 2.1%, in 2007. Net income decreased from $14.2 million in 2006 to $349,000 in 2007, primarily due to losses suffered at ALC. Net income per share decreased from $2.24 in 2006 to $0.06 in 2007.

Delivery of the best possible services to customers remains an overall operational focus of the Bank. We recognize that attention to details and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to employ the most current technology, both in its financial services and in the training of its 283 full-time employees, to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security, and should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of this discussion will be on the years 2007, 2006, and 2005. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

Forward-Looking Statements

This Annual Report, annual and periodic reports filed by United Security and its subsidiaries under the Securities and Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of United Security may include “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect United Security’s current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

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

4.	The ability of United Security to achieve its expected operating results including the continued growth of the markets in which United Security operates consistent with recent historical experience and United Security’s ability to expand into new markets and to maintain profit margins; and

5.	Recently, the residential mortgage market in the United States has experienced a variety of worsening economic conditions that may adversely affect the performance and market value of United Security residential construction and mortgage loans. Across the United States, delinquencies, foreclosures and losses with respect to residential construction and mortgage loans generally have increased in recent months and may continue to increase. In addition, in recent months, housing prices and appraisal values in many states have declined or stopped appreciating; after extended periods of significant appreciation, housing values may remain stagnant or decline in the near term. An extended period of flat or declining housing values may result in increased delinquencies and losses on residential construction and mortgage loans.

In addition, United Security’s business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of United Security. Any such statements speak only as of the date such statements were made, and United Security undertakes no obligation to update or revise any forward-looking statements.

Irregularities at Acceptance Loan Company, Inc.

As a result of internal procedures of the Company, evidence was discovered during the second quarter of 2007 suggesting irregularities in certain loan transactions within ALC, a subsidiary of the Company. The irregularities have been identified to be primarily related to four out of the twenty-five ALC branches and were largely related to (a) the making of improper or fraudulent loans, (b) techniques used to conceal delinquent loans, (c) the improper or fraudulent handling of repossessed automobiles and (d) the inflation of appraisals on certain real estate collateral. The Company, under the direction of the Audit Committee, has conducted an internal investigation relating to these irregularities with the assistance of outside legal counsel, as well as an outside forensic accounting firm. The internal investigation is substantially complete.

As a result of the investigation, the results of operations for the year ended December 31, 2007, include a charge-off of loans and a write down of real estate collateral values relating to the irregularities of $12.5 million in ALC’s loan and other real estate portfolio. These losses reduced the net income of the Company by $8.3 million, net of tax benefit, or $1.34 per basic and diluted share for the year ended December 31, 2007. The Company believes that it will not need to make any additional loan loss provision related to these irregularities; however, no assurance can be given that any additional loss provision will not be required in the future relating to the irregularities. In addition to these losses, the Company has incurred a substantial amount of legal, accounting and associated expenses relating to the investigation of these irregularities, which expenses are reflected in the Company’s non-interest expense balance for the year ended December 31, 2007. The Company expects to incur additional legal and accounting expenses relating to the irregularities during 2008, although on a smaller scale.

It has been determined that the irregularities were limited to one district of the ALC branch system and were primarily related to four of the branches within that district. The branch managers previously employed at these four branches, the district manager who had been supervising the district in question, and the former CEO of ALC are no longer employed at ALC. Although there is the potential for insurance recovery and recoveries from civil actions, the amounts and timing of such recoveries cannot be estimated at this time. The Company plans to vigorously pursue available avenues of recovery for these losses, including insurance and civil claims.

Since the discovery of the loan irregularities at ALC, internal controls have been revised and additional policies and procedures have been implemented. An in-house internal auditor has been hired by ALC, who reports to the newly formed audit committee. A loan committee was established to help oversee the lending function. With the assistance of the loan committee, the loan policy has been revised and implemented, with continued training a priority.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States and general banking practices. These areas include accounting for the allowance for loan losses, derivatives, deferred income taxes, and supplemental compensation benefits agreements.

The Company maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to management’s estimate of future economic conditions, the financial condition and liquidity of certain loan customers, and collateral values of property securing certain loans. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Both fair-value and cash-flow hedges require assumptions related to the impact of changes in interest rates on the fair value of the derivative and the item being hedged. These assumptions are documented at inception to demonstrate effective hedging of the designated risk. If these assumptions do not accurately reflect future changes in the fair value, the Company may be required to discontinue the use of hedge accounting for a derivative. This change in accounting treatment could affect current period earnings.

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

Summary of Operating Results

	Year Ended December 31,
	2007	2006	2005
	(In Thousands of Dollars)
Total Interest Income	$59,983	$59,219	$52,679
Total Interest Expense	19,464	15,992	11,810

Net Interest Income	40,519	43,227	40,869
Provision for Loan Losses	21,152	3,726	3,853

Net Interest Income After Provision for Loan Losses	19,367	39,501	37,016
Non-Interest Income	5,566	5,621	5,278
Non-Interest Expense	25,804	23,782	23,059

(Loss) Income Before Income Taxes	(871)	21,340	19,235
Applicable Income Tax Expense, (Benefit)	(1,220)	7,095	5,579

Net Income	$349	$14,245	$13,656

Net Interest Income

Net interest income is an effective measurement of how well management has matched interest-earning assets and interest-bearing liabilities and is the Company’s principal source of income. Fluctuations in interest rates materially affect net interest income.

Net interest income declined 6.3% to $40.5 million in 2007, compared to an increase of 5.8% and 4.6% in 2006 and 2005, respectively. The decline in net interest income in 2007 is due to a decline in non-interest and lower interest-bearing deposits as compared to higher interest-bearing deposits. Demand deposits, savings, and money market volume decreased by 4.6%, while certificates of deposit increased 18.6%.

The Company’s loan portfolio declined by $14.0 million, or 3.2%, during 2007. However, taxable investments increased by $24.8 million, or 20.7%.

Overall, volume, rate and yield changes in interest-earning assets and interest-bearing liabilities contributed to the decline in net interest income. The Company’s average earning assets increased $22.2 million, or 3.8%, while average interest-bearing liabilities increased $32.7 million, or 7.1%. Thus, growth of average interest-bearing liabilities outpaced growth in average earning assets by $10.6 million during 2007.

The Bank’s ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percent of average earning assets. The interest margin was 6.7% in 2007, 7.5% in 2006, and 7.4% in 2005.

Interest margins are affected by several factors, one of which is the relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities. This factor determines the effect that fluctuating interest rates will have on net interest income. Rate-sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a relatively short time. The Bank’s objective in managing interest rate sensitivity is to achieve reasonable stability in the interest margin throughout interest rate cycles by maintaining the proper balance of rate-sensitive assets and interest-bearing liabilities. For further analysis and discussion of interest rate sensitivity, refer to the section entitled, “Liquidity and Interest Rate Sensitivity Management.”

An additional factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement is a more accurate reflection of the effect market interest rate movements have on interest rate-sensitive assets and liabilities. The interest rate spread was 6.1% in 2007, 6.8% in 2006, and 6.9% in 2005. The average amount of interest-bearing liabilities as noted in the table, “Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities,” increased 7.1% in 2007, while the average rate of interest paid increased from 3.6% in 2006 to 3.9% in 2007. Average interest-earning assets increased 3.8% in 2007, while the average yield on earning assets decreased from 10.2% in 2006 to 10.0% in 2007.

The percentage of earning assets funded by interest-bearing liabilities also affects the Bank’s interest margin. The Bank’s earning assets are funded by interest-bearing liabilities, non-interest-bearing demand deposits, and shareholders’ equity. The net return on earning assets funded by non-interest-bearing demand deposits and shareholders’ equity exceeds the net return on earning assets funded by interest-bearing liabilities. The Bank maintains a relatively consistent percentage of earning assets funded by interest-bearing liabilities. In 2007, 82.6% of the Bank’s average earning assets were funded by interest-bearing liabilities as opposed to 80.1% in 2006 and 80.9% in 2005.

Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	December 31,
	2007			2006			2005
	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %
	(In Thousands of Dollars, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans (Note A)	$449,577	$52,317	11.64%	$444,094	$52,630	11.85%	$418,548	$46,914	11.21%
Taxable Investments	135,400	6,934	5.12%	118,136	5,829	4.93%	114,905	4,894	4.26%
Non-Taxable Investments	16,152	732	4.53%	16,719	760	4.55%	19,393	871	4.49%
Federal Funds Sold	2	0	0.00%	0	0	0.00%	0	0	0.00%

Total Interest-Earning Assets	601,131	59,983	9.98%	578,949	59,219	10.23%	552,846	52,679	9.53%

Non-Interest-Earning Assets:
Other Assets	59,741			56,639			54,991

Total	$660,872			$635,588			$607,837

LIABILITIES AND SHAREHOLDERS EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$75,873	$631	0.83%	$78,396	$642	0.82%	$80,295	$638	0.79%
Savings Deposits	47,721	505	1.06%	52,487	497	0.95%	57,246	539	0.94%
Time Deposits	291,873	14,361	4.92%	246,199	10,553	4.29%	217,888	6,985	3.21%
Borrowings	81,188	3,967	4.89%	86,825	4,300	4.95%	91,959	3,648	3.97%

Total Interest-Bearing Liabilities	496,655	19,464	3.92%	463,907	15,992	3.45%	447,388	11,810	2.64%

Non-Interest-Bearing Liabilities:
Demand Deposits	64,472			66,191			62,237
Other Liabilities	14,097			16,722			13,058
Shareholders’ Equity	85,648			88,768			85,154

Total	$660,872			$635,588			$607,837

Net Interest Income (Note B)		$40,519			$43,227			$40,869

Net Yield on Interest-Earning Assets			6.74%			7.47%			7.39%

Note A – For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans amounted to $5,555,400, $6,858,270, and $5,662,303 for 2007, 2006, and 2005, respectively.

Note B – Loan fees of $3,837,409, $3,496,765, and $3,205,322 for 2007, 2006, and 2005, respectively, are included in interest income amounts above.

Changes in Interest Earned and Interest Expense Resulting from Changes in Volume and Changes in Rates

The following table sets forth the effect which varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 2007 versus 2006, 2006 versus 2005 and 2005 versus 2004.

	2007 Compared to 2006			2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease)			Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:			Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net	Volume	Average Rate	Net
	(In Thousands of Dollars)
Interest Earned On:
Loans	$650	$(963)	$(313)	$2,863	$2,853	$5,716	$3,009	$467	$3,476
Taxable Investments	852	252	1,104	138	797	935	(275)	104	(171)
Non-Taxable Investments	(26)	(2)	(28)	(120)	9	(111)	(31)	(28)	(59)

Total Interest-Earning Assets	1,476	(713)	763	2,881	3,659	6,540	2,703	543	3,246

Interest Expense On:
Demand Deposits	(21)	10	(11)	(15)	19	4	28	101	129
Savings Deposits	(45)	53	8	(45)	3	(42)	39	58	97
Time Deposits	1,958	1,850	3,808	909	2,659	3,568	145	1,239	1,384
Other Borrowings	(279)	(54)	(333)	(204)	856	652	(340)	171	(169)

Total Interest-Bearing Liabilities	1,613	1,859	3,472	645	3,537	4,182	(128)	1,569	1,441

(Decrease) Increase in Net Interest Income	$(137)	$(2,572)	$(2,709)	$2,236	$122	$2,358	$2,831	$(1,026)	$1,805

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual net losses experienced during the year and management’s judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $20.3 million during the year, and a provision of $21.2 million was expensed for loan losses in 2007, compared to $3.7 million in 2006 and $3.9 million in 2005. Net charge-offs at the Bank were $1.6 million as of December 31, 2007, and $0.7 million at December 31, 2006. ALC had net charge-offs of $18.7 million at December 31, 2007, compared to $3.1 million at December 31, 2006. The large increase in net charge-offs and the provision for loan losses are both attributable to losses sustained as a result of the loan irregularities at ALC. See the section titled, “Irregularities at Acceptance Loan Company, Inc.” Net charge-offs as a percentage of average loans were 4.53%, 0.85%, 0.77%, and 0.90% for the years ended December 31, 2007, 2006, 2005, and 2004, respectively.

The ratio of the allowance to loans net of unearned income at December 31, 2007, was 1.96%. For additional information regarding the Company’s allowance for loan losses, see “Loans and Allowance for Loan Loss.”

Non-Interest Income

The following table presents the major components of non-interest income for the years indicated.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands of Dollars)
Service Charges and Other Fees on Deposit Accounts	$3,280	$3,147	$2,941
Credit Insurance Commissions and Fees	700	826	770
Bank-Owned Life Insurance	476	443	419
Investment Security (Losses) Gains, Net	(107)	0	(37)
Other Income	1,217	1,205	1,185

Total Non-Interest Income	$5,566	$5,621	$5,278

Total non-interest income decreased $55,000, or 1.0% in 2007. This compares to an increase of 6.5% in 2006 and a decrease of 8.3% in 2005. One factor contributing to the decrease in 2007 was a $126,000, or 15.3%, decline in credit insurance commissions and fees, which are generated through the Bank’s subsidiary, FUSB Reinsurance. The reason for the decline is due to a decrease in demand and the retirement of the Bank’s top producers of this product. Efforts are being made to stimulate sales of credit insurance at the Bank.

Non-recurring items of non-interest income include securities gains and losses. Net losses resulting from securities sold amounted to $2,000 in 2007, and $37,000 in 2005. No gains or losses were recognized in 2006. In 2007 the Bank recognized an impairment write-down of $105,000 related to the investment in a preferred stock. Income generated in the area of securities gains and losses is dependent on factors that include investment portfolio strategies, interest rate changes and the short, intermediate, and long-term outlook for the economy.

Service charges and other fees on deposit accounts increased $133,000, or 4.2%, during 2007, compared to a 7.0% increase in 2006 and a decrease of 9.7% in 2005. The 2007 increase is due to increases in customer overdrafts and accounts with non-sufficient funds.

Earnings from the Company’s bank-owned life insurance policies increased $33,000, or 7.4%, during 2007, compared to an increase of 5.7% in 2006 and 13.2% in 2005. These policies were established in 2002 to assist in funding the Bank’s supplemental compensation benefit agreements with directors and certain executive officers.

Other income includes fee income generated from other banking services such as letters of credit, ATM’s, debit and credit cards, check cashing, and wire transfers. Other income increased $12,000, or 1.0%, in 2007, compared to an increase of 1.7% in 2006 and a decrease of 3.4% in 2005.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years indicated.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands of Dollars)
Compensation and Benefits	$13,508	$14,426	$14,146
Occupancy	1,943	1,696	1,552
Furniture and Equipment	1,397	1,364	1,338
Impairment on Limited Partnerships	109	240	357
Legal, Accounting and Other Professional Fees	2,304	861	802
Stationary and Supplies	593	542	531
Telephone/Communication	648	629	429
Advertising	373	284	330
Collection and Recovery	387	294	289
Write-Down Other Real Estate	799	60	68
Other	3,743	3,386	3,217

Total Non-Interest Expense	$25,804	$23,782	$23,059

Efficiency Ratio	56.0%	48.7%	50.0%
Total Non-Interest Expense to Average Assets	3.9%	3.7%	3.8%

Non-interest expense increased $2.0 million, or 8.5%, to $25.8 million in 2007, from $23.8 million in 2006. Non-interest expense increased 3.1% in 2006 and 4.6% in 2005. The increase in 2007 is largely due to a $1.4 million increase in the legal and accounting expenses incurred due to the ALC loan irregularities. The legal and accounting expense increase represents 71.4% of the total non-interest expense increase. However, even with the increase, the ratio of non-interest expense to average assets remained stable during 2007 at 3.9%, compared to 3.7% in 2006 and 3.8% in 2005.

Total compensation and benefits decreased $918,000, or 6.4%, in 2007, compared to an increase of 2.0% in 2006 and 9.1% in 2005. The decrease in 2007 is due mainly to decreased incentive awards and officer retirements. Incentive awards declined to $928,000, a 49.1% decrease, from $1.9 million in 2006, because the Bank failed to meet all of its performance objectives, and no incentives were awarded to ALC personnel for 2007. The Bank also experienced the retirement of four long-term officers during the first half of 2007. These officers were primarily replaced by promotions from within the Bank’s staff. The Bank’s health insurance plan increased 8.6%, to $1.0 million, and was offset by a 2.2% decrease in the Company’s sponsored employee stock ownership plan with 401(k) provisions. At December 31, 2007, and 2006, the Company had 286 full-time equivalent employees compared to 282 in 2005.

Occupancy expense increased over the past three years due to continued branch expansion by the Bank, branch renovations, and the effects of inflation on routine expenditures. Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes and other expenses associated with maintaining the nineteen banking offices and twenty-five ALC finance company offices. The Company utilizes both acquired and leased space in operating these locations. The Bank owns all of its banking offices with the exception of the Columbiana office, which is leased. Seven of the Bank’s branch offices were renovated or had some major repairs in 2007. All ALC offices are leased (costs associated with operating lease agreements can be reviewed in detail in Note 17, “Operating Leases,” in the “Notes to Consolidated Financial Statements” included in this Annual Report). Occupancy expense increased by 14.6%, 9.3%, and 3.6% for each of the years ended December 31, 2007, 2006, and 2005, respectively.

Furniture and equipment expense increased 2.4% in 2007, compared to 1.9% in 2006, and decreased 2.4% in 2005.

The Bank invests in limited partnerships that operate qualified affordable housing projects. These partnerships receive tax benefits in the form of tax deductions from operating losses and tax credits. Although the Bank accounts for these investments utilizing the cost method, management analyzes the Bank’s investments in limited partnerships for potential impairment on an annual basis. The investment balances in these partnerships were $2.0 million at December 31, 2007 and 2006, and $2.2 million in 2005. Losses in these investments amounted to $109,000, $240,000, and $357,000 for 2007, 2006, and 2005, respectively.

Provision for Income Taxes

The Company recorded an income tax benefit of $1,219,829 during the year ended December 31, 2007, as compared to an income tax expense of $7,095,281 and $5,579,032 for the years ending December 31, 2006 and 2005, respectively. The income tax benefit recorded during 2007 resulted from significant loan losses and related expenses recorded by ALC. The effective tax rate for 2007 was also affected by the amount of nontaxable income and low income housing tax credits recorded in 2007 as compared to 2006 and 2005. Management projects that the effective income rate in the near future will be approximately 33% of pre-tax income. The calculation of the income tax provision requires the use of estimates and judgments of management. As part of the Company’s overall business strategy, management must take into account tax law and regulations that apply to specific tax issues faced by the Company in each year. This analysis includes an evaluation of the amount and timing of the realization of income tax assets or liabilities. Management closely monitors tax developments and evaluates the effect they may have on the Company’s overall tax position. A more detailed discussion of the Company’s provision for income taxes is included in Note 11, “Income Taxes,” in the “Notes to Consolidated Financial Statements.”

Loans and Allowance for Loan Loss

Total loans outstanding decreased by $13.1 million in 2007 with a loan portfolio totaling $436.1 million as of December 31, 2007. For 2007, on an average basis, loans represent 74.8% of the Company’s earning assets and provide 87.2% of the Company’s interest income.

Real estate loans increased 2.5% to $319.7 million in 2007. The Company’s real estate loan portfolio is comprised of construction loans to both businesses and individuals for commercial and residential development, commercial buildings and apartment complexes, with most of this activity being commercial. Real estate loans also consist of other loans secured by real estate, such as one-to-four family dwellings, including mobile homes, loans on land only, multi-family dwellings, non-farm, non-residential real estate and home equity loans. As in previous years, quality real estate lending continues to be a priority of the Company’s lending team and management. Real estate loans remain the largest component of the Company’s loan portfolio comprising 73.3% of total loans outstanding.

Consumer loans represent the second largest component of the Company’s loan portfolio. These loans include loans to individuals for household, family, and other personal expenditures, including credit cards and other related credit plans. Consumer loans at December 31, 2007, totaled $82.5 million, compared to $109.6 million the prior year. This represents a 24.8% decline. Consumer loans at ALC declined $20.1 million, representing 74.0% of the total decline. The decline at ALC resulted from increased charge-offs as a result of the loan irregularities which occurred in the northern district of ALC. Tighter underwriting standards and enhanced controls put in place as a result of the irregularities also contributed to the decline in consumer loans at ALC.

Commercial, financial and agricultural loans increased by 16.4% during 2007 to $40.6 million at December 31, 2007. The majority of this growth was in tax-exempt loans to municipalities and counties, which increased $3.5 million over year-end 2006.

The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio and changes in its risk profile, credit concentrations, historical trends, and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. Large pools of smaller balance, homogeneous loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors. Though management believes the allowance for loan losses to be adequate, taking into consideration the views of regulators and the current economic environment, there can be no assurance that the allowance for loan losses is sufficient and ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during periods they become known.

The Bank’s loan policy requires immediate recognition of a loss if significant doubt exists as to the repayment of the principal balance of a loan. Consumer installment loans at the Bank and ALC are generally recognized as losses if they become 120 days delinquent. Exceptions are made particularly in loans that are secured by real estate and the borrower is in a repayment plan under the bankruptcy statutes. As long as these loans are paying in accordance with the bankruptcy plan, they are not charged-off.

A credit review of the Bank’s individual loans is conducted periodically by branch and by loan officer. A risk rating is assigned to each loan and is reviewed at least annually. In assigning risk, management takes into consideration the capacity of the borrower to repay, collateral values, current economic conditions and other factors. Management also monitors the credit quality of the loan portfolio through the use of an outside comprehensive loan review.

Loan officers and other personnel handling loan transactions undergo frequent training dedicated to improving the credit quality as well as the yield of the loan portfolio. The Bank utilizes a written loan policy, which attempts to guide lending personnel in applying consistent underwriting standards. This policy is intended to aid loan officers and lending personnel in making sound credit decisions and to assure compliance with state and federal regulations. The Bank’s loan policy is reviewed, at a minimum, on an annual basis to ensure timely modifications to the Bank’s lending standards.

ALC’s management oversees its loan portfolio through a loan committee, comprised of members of ALC’s Board of Directors and ALC’s district and office managers. It is aided by a formal loan policy, which has been revised and expanded as a direct result of the loan irregularities that occurred in the northern district of ALC. Other changes in ALC’s organizational structure were made during 2007 to increase the number of personnel supervising ALC’s operations. A new position of Chief Operating Officer (“COO”), who will report to the Chief Executive Officer of ALC, was created. At the present time, management is evaluating applicants for this important position and expects to fill it soon. The individual twenty-five branches are supervised by three district managers, who will report to the ALC COO.

The following table shows the Company’s loan distribution as of December 31, 2007, 2006, 2005, 2004, and 2003.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands of Dollars)
Commercial, Financial, and Agricultural	$40,648	$34,933	$38,981	$33,443	$34,865
Real Estate	319,665	311,989	299,140	276,698	265,443
Installment (Consumer)	82,483	109,643	108,022	100,605	93,560
Less: Unearned Interest, Commissions, and Fees	6,673	7,326	6,922	6,763	7,290

Total	$436,123	$449,239	$439,221	$403,983	$386,578

The amounts of total loans (excluding installment loans) outstanding at December 31, 2007, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years, and (3) more than five years, are shown in the following table.

	Maturing
	Within One Year	After One but Within Five Years	After Five Years	Total
	(In Thousands of Dollars)
Commercial, Financial, and Agricultural	$30,982	$8,322	$1,344	$40,648
Real Estate-Mortgage	149,627	79,301	90,737	319,665

Total	$180,609	$87,623	$92,081	$360,313

Variable rate loans totaled approximately $81.5 million and are included in the one-year category.

Non-Performing Assets

Accruing loans past due 90 days or more at December 31, 2007, totaled $5.2 million. These loans are secured, and, taking into consideration the collateral value and the financial strength of the borrowers, management believes there will be no loss in these accounts and has allowed the loans to continue accruing.

Impaired loans totaled $15.7 million, $7.3 million, and $5.7 million as of December 31, 2007, 2006, and 2005, respectively. Impaired loans at December 31, 2007, consist mainly of ten commercial real estate loans and one commercial loan. Based on management’s analysis, these loans are considered impaired based on current collateral values. There was approximately $1,624,648, $847,676 and $816,283 in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2007, 2006, and 2005, respectively. The average recorded investment in impaired loans for 2007, 2006, and 2005 was approximately $8.8 million, $6.9 million, and $2.5 million, respectively.

Non-performing assets as a percentage of net loans and other real estate was 4.8% at December 31, 2007, compared to 2.4% at December 31, 2006. This increase is due to an increase in real estate acquired in settlement of loans of $9.8 million and loans past due 90 days or more of $3.2 million, which are offset by a decrease of $2.1 million in loans on non-accrual. Other real estate acquired as of December 31, 2007, consists of eight residential properties and eight commercial properties totaling $6.7 million at the Bank and eighty-three residential properties totaling $4.5 million at ALC. The increase at the Bank is due mainly to two large commercial properties totaling $4.8 million. The increase at ALC is a result of the loan irregularities which occurred in the northern district of ALC and the adverse impact of the housing slowdown on this portion of the loan portfolio. Management is making considerable efforts to dispose of these properties in a timely manner, but the apparent slowdown in the housing market will have a negative impact on this process. Management believes by closely monitoring these loans, and through aggressive collection efforts, non-performing assets can be reduced. Management reviews these loans and reports to the Board of Directors monthly. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when underlying collateral values and management’s belief that the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset values downgraded.

The following table presents information on non-performing loans and real estate acquired in settlement of loans.

	December 31,
	2007	2006	2005	2004	2003
	(In Thousands of Dollars)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$5,253	$7,318	$5,662	$1,496	$1,879
Accruing Loans Past Due 90 Days or More	5,240	2,033	1,203	619	382
Real Estate Acquired in Settlement of Loans	11,156	1,318	1,750	1,664	2,608

Total	$21,649	$10,669	$8,615	$3,779	$4,869

Non-Performing Assets as a Percent of Net
Loans and Other Real Estate	4.84%	2.37%	1.95%	0.93%	1.26%

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2007	2006	2005
	(In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis	$5,253	$7,318	$5,662
Interest Income that Would Have Been Recorded Under Original Terms	501	874	701
Interest Income Reported and Recorded During the Year	170	186	49

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. In addition to consideration of these factors, the Company has a consistent and continuing policy of placing all loans on non-accrual status if they become 90 days or more past due, unless they are in the process of collection. When a loan is placed on non-accrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there ultimately may be an actual write down or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses.

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for each of the five years indicated.

	December 31,
	2007		2006		2005		2004		2003
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans
Commercial, Financial and Agricultural	$558	9%	$376	8%	$399	8%	$385	8%	$832	9%
Real Estate	5,688	72	4,468	68	4,175	68	3,305	67	3,083	67
Installment	2,289	19	2,820	24	3,120	24	3,371	25	2,927	24

Total	$8,535	100%	$7,664	100%	$7,694	100%	$7,061	100%	$6,842	100%

In establishing the allowance for loan losses, management created the following risk groups for evaluating the loan portfolio:

•

Large classified loans and impaired loans are evaluated individually with specific reserves allocated based on management’s review, consistent with FAS 114. As a result of the loan irregularities at ALC, management identified a group of smaller-balance consumer loans which were evaluated for impairment under FAS 114.

•

The allowance for large pools of smaller-balance, homogeneous loans is based on such factors as changes in the nature and volume of the portfolio, overall portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends, and economic conditions that may affect the borrowers’ ability to pay, consistent with FAS 5.

Net charge-offs as shown in the “Summary of Loan Loss Experience” table below indicate the trend for the last five years.

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for each of the five years indicated.

	December 31,
	2007	2006	2005	2004	2003
	(In Thousands of Dollars)
Balance of Allowance for Loan Loss at Beginning of Period	$7,664	$7,694	$7,061	$6,842	$6,623
Charge-Offs:
Commercial, Financial, and Agricultural	(483)	(473)	(238)	(317)	(959)
Real Estate-Mortgage	(5,414)	(241)	(183)	(690)	(198)
Installment	(15,715)	(4,001)	(3,559)	(3,243)	(2,935)
Credit Cards	(22)	(21)	(35)	(29)	(27)

	(21,634)	(4,736)	(4,015)	(4,279)	(4,119)

Recoveries:
Commercial, Financial, and Agricultural	29	78	25	28	47
Real Estate-Mortgage	159	78	74	59	131
Installment	1,163	811	673	677	647
Credit Cards	2	13	23	10	8

	1,353	980	795	774	833

Net Charge-Offs	(20,281)	(3,756)	(3,220)	(3,505)	(3,286)
Provision for Loan Losses	21,152	3,726	3,853	3,724	3,505

Balance of Allowance for Loan Loss at End of Period	$8,535	$7,664	$7,694	$7,061	$6,842

Ratio of Net Charge-Offs During Period to Average Loans Outstanding	4.53%	0.85%	0.77%	0.90%	0.90%

Investment Securities Available-for-Sale and Derivative Instruments

Investment securities, which are classified as available-for-sale, include, as of December 31, 2007, U.S. Treasury securities of $120,140, obligations of U.S. government sponsored agency securities of $5.4 million, mortgage-backed securities of $121.7 million, state, county, and municipal securities of $16.6 million, and other securities of $742,957. The securities portfolio is carried at fair market value, and increased $24.8 million from December 31, 2006, to December 31, 2007.

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

The composition of the Bank’s investment portfolio reflects the Bank’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Bank’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Bank’s interest rate position while at the same time producing adequate levels of interest income. As of December 31, 2007, the investment portfolio had an estimated average maturity of 3.4 years.

Fair market values of securities can vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on liquidity or other funding needs. There were net unrealized gains, net of tax, of $867,500 in the securities portfolio on December 31, 2007, versus $410,000 net unrealized losses, net of tax at year-end 2006.

The Bank has used certain derivative products for hedging purposes. These include interest rate swaps and caps. The use and detail regarding these products are fully discussed in the section entitled “Liquidity and Interest Rate Sensitivity Management” and in Note 2, “Summary of Significant Accounting Policies,” in the “Notes to Consolidated Financial Statements” included in this Annual Report. The Bank adopted the provisions of Statement of Financial Accounting Standards No. 133, as amended (“FASB 133”), effective January 1, 2001, as required by the Financial Accounting Standards Board. On that date, the Bank reassessed and designated derivative instruments used for risk management as fair-value hedges, cash-flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate.

Investment Securities Available-for-Sale

The following table sets forth the amortized costs of investment securities, as well as their fair value and related unrealized gains or losses on the dates indicated.

	December 31,
	2007	2006	2005
	(In Thousands of Dollars)
Investment Securities Available-for-Sale:
U.S. Treasury and Government Sponsored Agency Securities	$5,452	$5,968	$120
Obligations of States, Counties, and Political Subdivisions	16,273	16,451	17,006
Mortgage-Backed Securities	120,818	97,295	94,001
Other Securities	600	705	705

Total Book Value	143,143	120,419	111,832

Net Unrealized Gains (Losses)	1,388	(656)	(1,067)

Total Market Value	$144,531	$119,763	$110,765

Investment Securities Available-for-Sale Maturity Schedule

	Stated Maturity as of December 31, 2006
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands of Dollars, Except Yields)
Investment Securities Available-for-Sale:
U.S. Treasury and Government Sponsored Agency Securities	$3,603	5.11%	$0.00	0.00%	$0.00	0.00%	$1,899	8.19%
State, County, and Municipal Obligations	195	6.53	4,912	5.67	6,477	6.26	4,975	7.71
Mortgage-Backed Securities	1,424	0.00	4,500	5.14	30,488	4.80	85,315	5.34

Total	$5,222	3.77%	$9,412	5.42%	$36,965	5.06%	$92,189	5.53%

Total Securities With Stated Maturity							$143,788	5.33%
Equity Securities							743	4.90

Total							$144,531	5.33%

Available-for-sale securities are stated at market value and tax equivalent market yields.

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2007	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Maturing in 3 months or less	$100	0.07%
Maturing in greater than 3 months to 1 year	5,122	3.56
Maturing in greater than 1 to 3 years	3,390	2.36
Maturing in greater than 3 to 5 years	6,021	4.19
Maturing in greater than 5 to 15 years	68,089	47.35
Maturing in over 15 years	61,066	42.47

Total	$143,788	100.00%

The following marketable equity securities have been excluded from the above maturity summary due to no stated maturity date.

Preferred Stock	$468
Mutual Funds	10
Other Marketable Equity Securities	265

Condensed Portfolio Repricing Schedule

Repricing Summary as of December 31, 2007	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Repricing in 30 days or less	$4,054	2.82%
Repricing in 31 days to 1 year	5,518	3.84
Repricing in greater than 1 to 3 years	14,368	9.99
Repricing in greater than 3 to 5 years	5,892	4.10
Repricing in greater than 5 to 15 years	77,522	53.91
Repricing in over 15 years	36,434	25.34

Total	$143,788	100.00%

Repricing in 30 days or less does not include:
Mutual Funds	$10
Repricing in 31 days to 1 year does not include:
Preferred Stock	468
Other Marketable Equity Securities	265

The tables above reflect all securities at market value on December 31, 2007.

Security Gains and Losses

Non-interest income from securities transactions was a loss for years ended December 31, 2007, 2006, and 2005. Transactions affecting the Bank’s investment portfolio are directed by the Bank’s asset and liability management activities and strategies. Although short-term losses may occur from time to time, the “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

The table below shows the associated net losses for the periods 2007, 2006, and 2005.

	2007	2006	2005
Investment Securities	$(107,156)	$(268)	$(37,232)

Volumes of sales, as well as other information regarding investment securities is discussed further in Note 3, “Investment Securities,” in the “Notes to Consolidated Financial Statements” included in this Annual Report.

Deposits

Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. The Company’s core deposits totaled $366.3 million, or 76.5%, of total deposits at December 31, 2007, and totaled $340.9 million, or 75.7%, of total deposits at December 31, 2006.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future, although economic and competitive factors could affect this funding source. The Company’s loan-to-deposit ratio was 89.3% at December 31, 2007, and 98.1% at the end of 2006.

Time deposits in excess of $100,000 grew 2.8% to $112.2 million as of December 31, 2007. Included in these large deposits are $20.9 million in brokered certificates of deposits at year-end 2007, compared with $24.8 million at year-end 2006. Management has used brokered deposits as a funding source when rates and terms are more attractive than other funding sources.

The sensitivity of the Bank’s deposit rates to changes in market interest rates is reflected in its average interest rate paid on interest-bearing deposits. During 2007, market interest rates increased, attributable to the movement toward higher yielding time deposits.

Management, as part of an overall program to emphasize the growth of transaction accounts, continues to promote online banking and an online bill paying program, as well as enhancing the telephone-banking product through the use of the employee incentive plan to reward personnel. In addition, continued effort is being placed on deposit promotions, direct-mail campaigns and cross-selling efforts.

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods in the following table.

	December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands of Dollars, Except Percentages)
Non-Interest Bearing Demand Deposit Accounts	$64,472		$66,191		$62,237
Interest-Bearing Demand Deposit Accounts	75,873	0.83%	78,396	0.82%	80,295	0.79%
Savings Deposits	47,721	1.06	52,487	0.95	57,246	0.94
Time Deposits	291,873	4.92	246,199	4.29	217,888	3.21

Total	$479,939	3.23%	$443,273	2.64%	$417,666	1.95%

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2007, are summarized as follows:

Maturities	Time Certificates of Deposit	Other Time Deposits	Total
3 Months or Less	$25,840,878	$6,817,000	$32,657,878
Over 3 Through 6 Months	25,461,768	0	25,461,768
Over 6 Through 12 Months	25,854,378	0	25,854,378
Over 12 Months	28,254,047	0	28,254,047

Total	$105,411,071	$6,817,000	$112,228,071

Other Borrowings

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, treasury, tax and loan deposits, and Federal Home Loan Bank (“FHLB”) advances. This category continues to be utilized as an alternative source of funds. During 2007, the average other interest-bearing liabilities represented 16.5% of the average total interest-bearing liabilities compared to 18.7% in 2006 and 20.6% in 2005. The advances from the FHLB are an alternative to funding sources with similar maturities such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Average federal funds purchased decreased from $953,000 in 2006 to $14,000 in 2007. Average treasury, tax, and loan deposits increased from $629,000 in 2006 to $727,000 in 2007. Securities sold under agreements to repurchase averaged $17,903 in 2006, and $230,000 in 2007. For additional information and discussion of these borrowings, refer to Notes 9 and 10, “Short-Term Borrowings” and “Long-Term Debt,” respectively, in the “Notes to Consolidated Financial Statements” included in this Annual Report.

The following table shows information for the last three years regarding the Bank’s short- and long-term borrowings consisting of treasury, tax, and loan deposits, federal funds purchases, securities sold under agreements to repurchase, and other borrowings from the FHLB.

	Short-Term Borrowings Maturity Less Than One Year	Long-Term Borrowings Maturity One Year or Greater
	(In Thousands of Dollars, Except Percentages)
Year Ended December 31:
2007	$11,212	$77,518
2006	1,757	87,553
2005	1,248	89,588
Weighted Average Interest Rate at Year-End:
2007	4.39%	4.55%
2006	5.04	5.34
2005	3.96	4.50
Maximum Amount Outstanding at Any Month’s End:
2007	$11,551	$87,544
2006	11,443	89,579
2005	7,719	89,621
Average Amount Outstanding During the Year:
2007	$4,040	$77,148
2006	2,815	84,010
2005	1,244	89,602
Weighted Average Interest Rate During the Year:
2007	5.10%	4.86%
2006	5.15	4.93
2005	3.60	4.01

Shareholders’ Equity

United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 2007, shareholders’ equity totaled $79.6 million, or 12.1% of total assets, compared to 14.2% and 14.1% for year-end 2006 and 2005, respectively. This level of equity indicates to United Security’s shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

Over the last three years, shareholders’ equity declined from $81.9 million at the beginning of 2005 to $79.6 million at the end of 2007. This reduction is the result of several factors. First, internally retained earnings were dramatically impaired by the losses sustained by ALC due to loan irregularities. Despite the reduction in retained earnings, the Company continued its dividend program in 2007. Additionally, the stock repurchase plan continued throughout 2007. Shareholder’s equity also was impacted by the net change in unrealized gain (loss) on securities available-for-sale and derivatives, net of tax, which decreased shareholder’s equity by $1.3 million in 2005, but increased shareholder’s equity by $109,817 and $1.2 million in 2006 and 2007, respectively.

In connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, 2,608 shares were purchased in 2007 and 2,450 shares were purchased in 2006. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of United Security common stock. For more information related to this plan see Note 13, “Long-Term Incentive Compensation Plan,” in the “Notes to Consolidated Financial Statements” included in this Annual Report.

United Security initiated a share repurchase program in 2001 in which it authorized the Company to repurchase up to 1,429,204 shares of common stock (as adjusted for the two-for-one stock split that was effective June 30, 2003); however, no shares were repurchased under the program in 2003, 2004, or 2005. In January 2006, the Board of Directors terminated the repurchase program (which would have expired on June 30, 2006) and approved a new repurchase program, under which the Company was authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. In December 2007 the Board of Directors extended the expiration date of the existing share repurchase program to December 31, 2008. During 2007, 219,052 shares were repurchased under this program for $5.7 million, while 118,547 shares were purchased in 2006 for $3.3 million.

Total cash dividends declared were $7.3 million, or $1.19, per share in 2007, compared to $1.07 per share in 2006 and $0.95 per share in 2005. The continuation of the strong dividend program in 2007, despite the losses at ALC, demonstrates the continued confidence the Board of Directors has in the Company. Calendar year 2007 is the nineteenth consecutive year that United Security has increased cash dividends.

United Security is required to comply with capital adequacy standards established by the Federal Reserve and the Federal Deposit Insurance Corporation. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to risk categories, each with a specified risk weight factor. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The banking regulatory agencies also have adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier 1 Capital (as defined below) to total assets less goodwill (the “leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3% level.

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

Risk-Based Capital Requirements

	Minimum Regulatory Requirements	United Security’s Ratio at December 31, 2007
Total Capital to Risk-Adjusted Assets	8.00%	17.67%
Tier I Capital to Risk-Adjusted Assets	4.00%	16.40%
Tier I Leverage Ratio	3.00%	11.43%

In addition to meeting the minimum regulatory ratios, the regulatory ratios of the Bank exceeded the ratios required for well-capitalized banks as defined by federal banking regulators. To be categorized as well-capitalized, the Bank must maintain Total Qualifying Capital, Tier I Capital and leverage ratios of at least 8%, 4%, and 3%, respectively.

Ratio Analysis

The following table presents operating and equity performance ratios for each of the last three years.

	Year Ended December 31,
	2007	2006	2005
Return on Average Assets	0.05%	2.24%	2.25%
Return on Average Equity	0.41%	16.05%	16.04%
Cash Dividend Payout Ratio	2,104.78%	47.89%	44.75%
Average Equity to Average Assets Ratio	12.96%	13.97%	14.01%

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments, maturities, and sales relating to loans and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $204.8 million at December 31, 2007.

Investment securities that are forecast to mature or reprice over the next twelve months total $9.6 million, or 6.7% of the investment portfolio as of December 31, 2007. For comparison, principal payments on investment securities totaled $31.0 million in 2007.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of December 31, 2007, the bond portfolio had an expected average maturity of 3.4 years, and only approximately 75.1% of the $144.8 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

The liability portion of the balance sheet provides liquidity through interest-bearing and non-interest- bearing deposit accounts. Federal funds purchased, FHLB advances, securities sold under agreements to repurchase, and short-term and long-term borrowings are additional sources of liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.

The Bank, at December 31, 2007, had long-term debt and short-term borrowings that, on average, represented 12.3% of total liabilities and equity, compared to 13.7% at year-end 2006.

The Bank currently has up to $110.1 million in additional borrowing capacity from the FHLB and $25.0 million in established federal funds lines.

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

The accompanying table shows the Bank’s interest rate sensitive position at December 31, 2007, as measured by gap analysis. Over the next 12 months approximately $98.1 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. This analysis indicated that the Bank has a negative gap within the next 12-month range.

Maturity and Repricing Report

	December 31, 2007
	(In Thousands of Dollars, Except Percentages)
	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Earning Assets:
Loans (Net of Unearned Income)	$128,182	$76,625	$204,807	$137,370	$93,946	$0	$436,123
Investment Securities	4,064	6,251	10,315	20,260	113,956	0	144,531
Federal Home Loan Bank Stock	5,096	0	5,096	0	0	0	5,096
Interest-Bearing Deposits in Other Banks	7,427	0	7,427	0	0	0	7,427

Total Earning Assets	$144,769	$82,876	$227,645	$157,630	$207,902	$0	$593,177
Percent of Total Earning Assets	24.4%	14.0%	38.4%	26.6%	35.0%	0.0%	100.0%
Interest-Bearing Liabilities:
Interest-Bearing Deposits and Liabilities
Demand Deposits	$16,186	$0	$16,186	$64,742	$0	$0	$80,928
Savings Deposits	9,339	0	9,339	37,357	0	0	46,696
Time Deposits	71,996	147,988	219,984	70,557	0	0	290,541
Borrowings	41,721	37,009	78,730	10,000	0	0	88,730
Non-Interest-Bearing Liabilities:
Demand Deposits	1,510	0	1,510	0	0	58,879	60,389

Total Funding Sources	$140,752	$184,997	$325,749	$182,656	$0	$58,879	$567,284
Percent of Total Funding Sources	24.8%	32.6%	57.4%	32.2%	0.0%	10.4%	100.0%
Interest-Sensitivity Gap (Balance Sheet)	$4,017	$(102,121)	$(98,104)	$(25,026)	$207,902	$(58,879)	$25,893
Derivative Instruments	$0	$0	$0	$0	$0	$0	$0
Interest-Sensitivity Gap	$4,017	$(102,121)	$(98,104)	$(25,026)	$207,902	$(58,879)	$25,893
Cumulative Interest-Sensitivity Gap	$4,017	$(98,104)	N/A	$(123,130)	$84,772	$25,893	$51,876

	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years		Over 5 Years Non-Rate Sensitive	Total
Ratio of Earning Assets to Funding Sources and Derivative Instruments	1.03%	0.45%	0.70%	0.86%		3.53%	1.00%
Cumulative Ratio	1.03%	0.70%	N/A	0.76%		1.05%	1.05%

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, the Bank simulates how changes in short- and long-term interest rates will impact future profitability as reflected by changes in the Bank’s net interest margin. The tables below depict how, as of December 31, 2007, pre-tax net interest margins and pre-tax net income are forecast to change over time frames of six months, one year, two years, and five years under the four listed interest rate scenarios. The interest rate scenarios are immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast, (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	-3	-5	-5	-2
+2%	-7	-14	-17	-11
-1%	-5	-10	-16	-21
-2%	-16	-25	-36	-43

Change in Net Interest Income from Level Interest Rate Forecast, (dollars, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$(92,851)	$(337,190)	$(729,087)	$(619,252)
+2%	$(238,571)	$(954,084)	$(2,264,574)	$(3,543,403)
-1%	$(166,605)	$(689,000)	$(2,113,925)	$(6,922,721)
-2%	$(532,011)	$(1,679,064)	$(4,799,155)	$(14,332,612)

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

Market Value of Equity and Estimated Modified Duration of Assets, Liabilities, and Equity Capital

	+1%	+2%	-1%	-2%
Asset Modified Duration	2.25%	2.27%	2.09%	2.05%
Liability Modified Duration	2.20%	2.04%	2.95%	2.98%
Modified Duration Mismatch	0.05%	0.23%	-0.86%	-0.93%
Estimated Change in Market Value of Equity (Pre-Tax)	$(323,555)	$(3,086,411)	$(5,750,799)	$(12,381,971)
Change in Market Value of Equity / Equity Capital (Pre-Tax)	-0.35%	-3.38%	-6.30%	-13.57%

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

The following summarizes the Company’s contractual obligations as of December 31, 2007.

	Payment Due by Period
	(In Thousands of Dollars)
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Time Deposits	$290,541	$219,984	$44,411	$26,146	$0
Long-Term Debt*	77,518	7,518	50,000	20,000	0
Commitments to Extend Credit	47,275	43,143	0	0	4,132
Operating Leases	822	368	409	45	0
Standby Letters of Credit	620	520	100	0	0

Total	$416,776	$271,533	$94,920	$46,191	$4,132

*	Long-term debt consists of FHLB advances totaling $77.5 million. $57.0 million are fixed-rate advances, and $20.5 million are convertible. Interest is included and calculated at the current rate for the entire period.

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

The information called for by this Item is contained in Item 7 herein under the headings, “Liquidity and Interest Rate Sensitivity Management,” “Assessing Short-Term Interest Rate Risk—Net Interest Margin Simulation” and “Assessing Long-Term Interest Rate Risk—Market Value of Equity and Estimating Modified Durations for Assets and Liabilities.”

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

United Security Bancshares, Inc.

Thomasville, Alabama

We have audited United Security Bancshares, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Security Bancshares Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: a material weakness in the controls over financial reporting relating to the system of monitoring the real estate collateral values of certain impaired loans at Acceptance Loan Company, Inc., a subsidiary of United Security Bancshares, Inc. In certain instances, management has not identified a loss position on a timely basis for impaired loans, based on the current fair market value of the underlying real estate collateral for such loans. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 11, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, United Security Bancshares Inc., has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years then ended and our report dated March 11, 2008 expressed an unqualified opinion.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

United Security Bancshares, Inc.

Thomasville, Alabama

We have audited the accompanying consolidated balance sheets of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Security Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 11, 2008, expressed an opinion that United Security Bancshares, Inc. and subsidiaries’ had not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

March 11, 2008

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CASH AND DUE FROM BANKS	$13,247,004	$14,668,283
INTEREST-BEARING DEPOSITS IN OTHER BANKS	7,427,375	13,791,366

Total cash and cash equivalents	20,674,379	28,459,649
FEDERAL FUNDS SOLD	0	25,000
INVESTMENT SECURITIES AVAILABLE-FOR-SALE, at fair market value	144,531,425	119,763,324
FEDERAL HOME LOAN BANK STOCK, at cost	5,095,700	5,179,900
LOANS, net of allowance for loan losses of $8,535,230, and $7,664,432, respectively	427,587,854	441,574,169
PREMISES AND EQUIPMENT, net of accumulated depreciation of $16,568,935 and $15,593,276, respectively	18,131,913	18,864,475
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	10,945,726	10,530,690
ACCRUED INTEREST RECEIVABLE	6,141,413	6,095,539
GOODWILL	4,097,773	4,097,773
INVESTMENT IN LIMITED PARTNERSHIPS	2,037,449	2,010,942
OTHER ASSETS	20,652,486	9,694,871

TOTAL ASSETS	$659,896,118	$646,296,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Demand, non-interest-bearing	$60,389,475	$62,044,974
Demand, interest-bearing	80,927,762	76,712,623
Savings	46,695,806	47,463,110
Time, $100,000 and over	112,228,071	109,140,169
Other time	178,313,093	154,701,580

Total deposits	478,554,207	450,062,456
ACCRUED INTEREST EXPENSE	3,935,822	3,169,744
OTHER LIABILITIES	9,107,990	12,158,963
SHORT–TERM BORROWINGS	11,211,949	1,756,988
LONG–TERM DEBT	77,517,544	87,552,632

TOTAL LIABILITIES	580,327,512	554,700,783

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 10,000,000 shares authorized; 7,317,560 shares issued	73,175	73,175
Surplus	9,233,279	9,233,279
Accumulated other comprehensive income (loss), net of tax	875,257	(274,910)
Retained earnings	89,347,955	96,712,701
Treasury stock, 1,232,368 and 1,010,708 shares at cost for 2007 and 2006, respectively	(19,961,060)	(14,148,696)

TOTAL SHAREHOLDERS’ EQUITY	79,568,606	91,595,549

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$659,896,118	$646,296,332

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
INTEREST INCOME:
Interest and fees on loans	$52,317,215	$52,630,344	$46,914,359
Interest on investment securities available-for-sale:
Taxable	5,701,346	5,100,628	4,379,747
Tax–exempt	731,870	760,312	871,292
Other interest and dividends	1,232,343	728,054	514,010

Total interest income	59,982,774	59,219,338	52,679,408
INTEREST EXPENSE:
Interest on deposits	15,497,470	11,691,855	8,162,144
Interest on short–term borrowings	206,059	144,942	44,819
Interest on long–term debt	3,760,576	4,155,053	3,603,305

Total interest expense	19,464,105	15,991,850	11,810,268

NET INTEREST INCOME	40,518,669	43,227,488	40,869,140
PROVISION FOR LOAN LOSSES	21,152,274	3,725,974	3,853,052

Net interest income after provision for loan losses	19,366,395	39,501,514	37,016,088
NON-INTEREST INCOME:
Service and other charges on deposit accounts	3,279,592	3,146,615	2,941,213
Credit life insurance income	700,587	825,689	769,648
Investment securities losses, net	(107,156)	(268)	(37,232)
Other income	1,693,326	1,648,576	1,604,363

Total non-interest income	5,566,349	5,620,612	5,277,992
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,508,112	14,425,832	14,146,283
Furniture and equipment expense	1,396,461	1,363,709	1,338,226
Occupancy expense	1,943,001	1,695,795	1,551,365
Other expense	8,956,375	6,296,968	6,023,121

Total non-interest expense	25,803,949	23,782,304	23,058,995

INCOME (LOSS) BEFORE INCOME TAXES	(871,205)	21,339,822	19,235,085
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1,219,829)	7,095,281	5,579,032

NET INCOME	$348,624	$14,244,541	$13,656,053

AVERAGE NUMBER OF SHARES OUTSTANDING	6,174,473	6,367,232	6,428,287

BASIC AND DILUTED EARNINGS PER SHARE	$0.06	$2.24	$2.12

DIVIDENDS PER SHARE	$1.19	$1.07	$.95

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
BALANCE, December 31, 2004	$73,175	$9,233,279	$946,715	$82,458,712	$(10,799,004)	$81,912,877
Net income	0	0	0	13,656,053	0	13,656,053
Other comprehensive loss	0	0	(1,331,442)	0	0	(1,331,442)
Dividends paid	0	0	0	(6,110,660)	0	(6,110,660)
Purchase of treasury stock	0	0	0	0	(78,379)	(78,379)
Minority interest	0	0	0	(339,219)	0	(339,219)

BALANCE, December 31, 2005	73,175	9,233,279	(384,727)	89,664,886	(10,877,383)	87,709,230
Net income	0	0	0	14,244,541	0	14,244,541
Other comprehensive income	0	0	109,817	0	0	109,817
Dividends paid	0	0	0	(6,821,709)	0	(6,821,709)
Purchase of treasury stock	0	0	0	0	(3,271,313)	(3,271,313)
Minority interest	0	0	0	(375,017)	0	(375,017)

BALANCE, December 31, 2006	73,175	9,233,279	(274,910)	96,712,701	(14,148,696)	91,595,549
Net income	0	0	0	348,624	0	348,624
Other comprehensive income	0	0	1,150,167	0	0	1,150,167
Dividends paid	0	0	0	(7,337,794)	0	(7,337,794)
Purchase of treasury stock	0	0	0	0	(5,812,364)	(5,812,364)
Minority interest	0	0	0	(375,576)	0	(375,576)

BALANCE, December 31, 2007	$73,175	$9,233,279	$875,257	$89,347,955	$(19,961,060)	$79,568,606

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
Net Income	$348,624	$14,244,541	$13,656,053

Other comprehensive income (loss):
Change in unrealized holding (losses) gains for derivatives arising during period, net of tax (benefit) of ($7,594), and $111,625, respectively	0	(12,657)	186,626
Reclassification adjustment for net gains realized on derivatives in net income, net of taxes of $76,240, $80,632 and $60,474, respectively	(127,065)	(134,387)	(100,790)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax (benefits) of $726,156, $154,016, and ($864,329), respectively	1,210,260	256,694	(1,440,548)
Reclassification adjustment for net losses realized on available-for-sale securities realized in net income, net of benefits of $40,184, $101, and $13,962, respectively	66,972	167	23,270

Other comprehensive income (loss)	1,150,167	109,817	(1,331,442)

Comprehensive income	$1,498,791	$14,354,358	$12,324,611

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$348,624	$14,244,541	$13,656,053
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	953,871	957,428	931,272
Provision for loan losses	21,152,274	3,725,974	3,853,052
Deferred income tax benefit	(527,584)	(69,229)	(997,561)
Loss on sale of securities, net	107,156	268	37,232
Loss (gain) on sale of fixed assets, net	5,765	(184)	(109,762)
(Accretion) amortization of premium and discounts, net	(161,769)	30,211	295,234
Changes in assets and liabilities:
Increase in accrued interest receivable	(45,875)	(885,323)	(561,148)
Increase in other assets	1,342,912	(694,846)	(2,678,936)
Increase in interest payable	766,078	735,441	536,157
(Decrease) increase in other liabilities	(4,312,214)	(420,707)	3,679,440

Net cash provided by operating activities	19,629,238	17,623,574	18,641,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(65,430,694)	(38,972,883)	(23,637,780)
Purchase of FHLB stock	(898,800)	(745,100)	0
Proceeds from sales of investment securities available-for-sale	5,188,759	17,433	5,430,624
Proceeds from maturities and prepayments of securities available-for-sale	37,572,019	30,337,595	27,360,525
Purchase of cash surrender value life insurance	0	0	(950,000)
Proceeds from redemption of FHLB stock	983,000	768,000	0
Net change in loan portfolio	(19,139,296)	(13,649,784)	(38,344,491)
Net decrease (increase) in federal funds sold	25,000	(25,000)	0
Purchase of premises and equipment, net	(475,994)	(645,369)	(671,308)
Net cash and income acquired in consolidation of limited partnerships	32	(13,590)	(73,476)

Net cash used in investing activities	(42,175,974)	(22,928,698)	(30,885,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	28,491,751	23,831,793	25,779,772
Net increase in short–term borrowings	9,454,961	508,621	306,869
Proceeds from FHLB advances and other borrowings	67,000,000	45,000,000	50,000,000
Repayment of FHLB advances and other borrowings	(77,035,088)	(47,035,087)	(50,048,977)
Dividends paid	(7,337,794)	(6,821,709)	(6,110,660)
Purchase of treasury stock	(5,812,364)	(3,271,313)	(78,379)

Net cash provided by financing activities	14,761,466	12,212,305	19,848,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,785,270)	6,907,181	7,603,752
CASH AND CASH EQUIVALENTS, beginning of year	28,459,649	21,552,468	13,948,716

CASH AND CASH EQUIVALENTS, end of year	$20,674,379	$28,459,649	$21,552,468

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

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

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“Acceptance” or “ALC”), an Alabama corporation. Acceptance is a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. Acceptance has offices located within the communities served by the Bank as well as offices outside the Bank’s market area in Alabama and Southeast Mississippi. The Bank also owns all of the stock of FUSB Reinsurance, Inc. (“Reinsurance”), an Arizona corporation. Reinsurance is an insurance company that was created to underwrite credit life and accidental death insurance related to loans written by the Bank and ALC. The Bank also invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits. The Bank also owns all of the stock of R2Metrics, Inc. (“R2Metrics”), an Alabama corporation, which was incorporated in April 2007. R2Metrics provides investment and asset and liability management software, analytics, and consulting services for the Bank as well as other clients, and is located in Birmingham, Alabama.

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

Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, in some cases, management obtains independent appraisals for significant properties, evaluates the overall portfolio characteristics and delinquencies, and monitors economic conditions.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The Company is required to maintain clearing balances at the Federal Reserve Bank. The average amount of this clearing balance was $25,000 for both years ended December 31, 2007, and 2006.

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Cash paid during the period for:
Interest	$18,698,027	$15,256,409	$11,274,111
Income taxes	3,999,642	7,107,485	6,888,833
Non-Cash Transactions:
Other Real Estate Acquired in Settlement of Loans	12,106,416	1,644,591	486,597

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

Securities

Securities may be held in three portfolios: trading account securities, held-to-maturity securities, and securities available-for-sale. Trading account securities are carried at market value, with unrealized gains and losses included in earnings. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at market value, with any unrealized gains or losses excluded from earnings and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning, or other valid business purposes. The Company held no securities in its held-to-maturity portfolio or trading account at December 31, 2007, or 2006. Equity securities are classified as available-for-sale and recorded at fair market value.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, hedge accounting is discontinued prospectively and the derivative will continue to be carried on the balance sheet at its fair value with all changes in fair value being recorded in earnings but with no offsetting being recorded on the hedged item or in other comprehensive income for cash-flow hedges.

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

Other Real Estate

Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Other real estate aggregated amounted to $11,155,992, $1,317,990 and $1,749,917 at December 31, 2007, 2006, and 2005, respectively, and is included in other assets. Transfers from loans to other real estate amounted to $12,106,416 in 2007. Transfers from other real estate to loans amounted to $477,907.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed based on the weighted average shares outstanding during the period plus the dilutive effect of outstanding stock options. There are no outstanding options as of December 31, 2007.

The following table represents the earnings per share calculations for the years ended December 31, 2007, 2006, and 2005.

For the Years Ended:	Net Income	Weighted Average Shares	Earnings Per Share
December 31, 2007	$348,624	6,174,473	$0.06

December 31, 2006	$14,244,541	6,367,232	$2.24

December 31, 2005	$13,656,053	6,428,287	$2.12

New Accounting Standards

In July 2006, the FASB issued Interpretation 48, which requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. The Company believes all federal and state tax benefits recorded are more-likely-than-not of being sustained upon examination.

In September 2006, the FASB ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“Issue 06-4”), which provides accounting guidance for postretirement benefits related to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“Statement 106”) or Accounting Principles Board Opinion No. 12 (“APB 12”). In addition, the consensus states that an employer should also recognize an asset based on the substance of the arrangement with the employee. Issue 06-4 is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Company is in the process of reviewing the potential impact of Issue 06-4.

In September 2006, the FASB issued SFAS Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”), which provides guidance for using fair value to measure assets and liabilities, but does not expand the use of fair value in any circumstance. Statement 157 also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on an entity’s financial statements. The statement applies whenever other standards require or permit assets and liabilities to be measured at fair value. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is in the process of reviewing the potential impact of this statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows entities to voluntarily choose, at specified election dates, to measure financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and earlier adoption is permitted. The Company is in the process of reviewing the potential impact of this statement.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In March 2007, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“Issue 06-10”), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, whereby the employee owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with Statement 106 or APB 12, as well as recognize an asset based on the substance of the arrangement with the employee. Issue 06-10 is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Company believes the adoption of this pronouncement will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, “Earnings per Share,” so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on its financial statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale at December 31, 2007, and 2006 are as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties, and political subdivisions	$16,272,675	$292,055	$(5,306)	$16,559,424
U.S. treasury securities	119,536	604	0	120,140
Obligations of U.S. government sponsored agencies	5,333,331	48,214	0	5,381,545
Mortgage-backed securities	120,817,763	1,283,569	(373,973)	121,727,359
Equity securities	132,120	142,837	0	274,957
Preferred stock	468,000	0	0	468,000

Total	$143,143,425	$1,767,279	$(379,279)	$144,531,425

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties, and political subdivisions	$16,451,250	$301,405	$(20,714)	$16,731,941
U.S. treasury securities	119,720	0	(20)	119,700
Obligations of U.S. government sponsored agencies	5,847,931	4,068	(527)	5,851,472
Mortgage-backed securities	97,294,875	358,863	(1,461,360)	96,192,378
Equity securities	132,120	162,713	0	294,833
Preferred stock	573,000	0	0	573,000

Total	$120,418,896	$827,049	$(1,482,621)	$119,763,324

The scheduled maturities of investment securities available-for-sale at December 31, 2007, are presented in the following table:

	Amortized	Estimated Fair
	Cost	Value
Maturing within one year	$5,201,267	$5,221,921
Maturing after one to five years	9,306,015	9,411,037
Maturing after five to fifteen years	67,240,678	68,089,531
Maturing after fifteen years	60,795,345	61,065,979
Equity securities and Preferred stock	600,120	742,957

Total	$143,143,425	$144,531,425

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007, and 2006. The Company does not believe any individual unrealized loss represents an other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2007
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties, and political subdivisions	$289,203	$(398)	$494,607	$(4,908)
U.S. treasury securities	0	0	0	0
Obligations of U.S. government sponsored agencies	0	0	0	0
Mortgage-backed securities	3,429,610	(9,569)	27,478,987	(364,404)

Total	$3,718,813	$(9,967)	$27,973,594	$(369,312)

	December 31, 2006
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties, and political subdivisions	$765,362	$(1,067)	$2,183,443	$(19,647)
U.S. treasury securities	119,700	(20)	0	0
Obligations of U.S. government sponsored agencies	980,628	(527)	0	0

Mortgage-backed securities	15,924,936	(88,153)	55,313,472	(1,373,207)

Total	$17,790,626	$(89,767)	$57,496,915	$(1,392,854)

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

As of December 31, 2007, thirty-seven debt securities have been in a loss position for more than twelve months and eleven debt securities have been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of rising interest rates and the effect that rising rates has on the value of debt securities and not related to the credit worthiness of the issuers. Further, the Company has the current intent and ability to hold the securities to an expected recovery in market value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $95.2 million and $85.8 million December 31, 2007, and 2006, respectively, were pledged to secure public deposits and for other purposes.

Net losses on securities available-for-sale were $107,156, $268, and $37,232 in 2007, 2006, and 2005, respectively. Net losses from the sale of securities were $2,156 in 2007. In addition, a $105,000 impairment loss was recorded related to the investment in preferred stock. The following chart represents the gross gains and losses for the years 2005 through 2007.

	Gross Gains	Gross Losses	Net Gains (Losses)
2007	$3,349	$110,505	$(107,156)
2006	0	268	(268)
2005	106,449	143,681	(37,232)

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

4.	LOANS AND ALLOWANCE FOR LOAN LOSS

At December 31, 2007, and 2006, the composition of the loan portfolio was as follows:

	2007	2006
Commercial, financial, and agricultural	$40,647,861	$34,933,133
Real estate mortgage	319,664,879	311,988,879
Consumer installment	82,482,801	109,643,169
Less:
Unearned interest, commissions, and fees	6,672,457	7,326,580

Total loans net of unearned interest, commissions, and fees	436,123,084	449,238,601
Allowance for loan losses	8,535,230	7,664,432

Total	$427,587,854	$441,574,169

The Company grants commercial, real estate, and installment loans to customers primarily in Clarke, Choctaw, Bibb, Shelby, Tuscaloosa, and surrounding counties in Alabama, and Southeast Mississippi. Although the Company has a diversified loan portfolio, 73.3% of the portfolio is concentrated in loans secured by real estate.

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and the Bank, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 2007, and 2006, were $1,360,729 and $1,096,183, respectively. During the year ended December 31, 2007, new loans to these parties totaled $1,995,450 and repayments were $1,730,904.

A summary of the transactions in the allowance for loan losses follows:

	2007	2006	2005
Balance at beginning of year	$7,664,432	$7,694,011	$7,060,754
Provision for loan losses	21,152,274	3,725,974	3,853,052
Loans charged-off	(21,634,211)	(4,736,214)	(4,015,005)
Recoveries of loans previously charged-off	1,352,735	980,661	795,210

Balance at end of year	$8,535,230	$7,664,432	$7,694,011

Impaired loans totaled $15,720,232, $7,318,047, and $5,662,303 as of December 31, 2007, 2006, and 2005, respectively. There was approximately $1,624,648, $847,676 and $816,283 in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2007, 2006, and 2005, respectively. The average recorded investment in impaired loans for 2007, 2006, and 2005 was approximately $8,809,856, $6,858,270, and $2,509,750, respectively.

Loans on which the accrual of interest has been discontinued amounted to $5,252,597, $7,318,047, and $5,662,303 at December 31, 2007, 2006, and 2005, respectively. If interest on those loans had been accrued, such income would have approximated $501,003, $874,319, and $701,191 for 2007, 2006, and 2005, respectively. Interest income actually recorded on those loans amounted to $169,941, $186,344, and $49,361 for 2007, 2006, and 2005, respectively. Accruing loans past due 90 days or more amounted to $5,239,547, $2,033,326, and $1,203,027 for 2007, 2006, and 2005, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

5.	PREMISES AND EQUIPMENT

Premises and equipment and their depreciable lives are summarized as follows:

	2007	2006
Land	$2,470,686	$2,470,686
Premises (40 years)	21,001,477	20,930,811
Furniture, fixtures, and equipment (3-7 years)	11,228,685	11,056,254

Total	34,700,848	34,457,751
Less accumulated depreciation	16,568,935	15,593,276

Total	$18,131,913	$18,864,475

Depreciation expense of $953,871, $957,428, and $931,272 was recorded in 2007, 2006, and 2005, respectively, on premises and equipment.

6.	GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill assets of $4,097,773 and $4,097,773 included in other assets as of December 31, 2007, and 2006. Management conducted its annual impairment testing June 30, 2007, and determined that there was no impairment.

7.	INVESTMENT IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures meet the definition of a variable interest entity. The Company has determined that it needs to consolidate one of the funds in which it is the sole limited partner. The Company also has determined that this fund is required to consolidate one of the affordable housing projects the fund invests in. The resulting financial impact to the consolidation of the Company is a net increase to total assets of approximately $3.2 million. This includes $8.1 million in premises and equipment less a loan totaling $5.5 million. This loan payable by the partnership to the Company was eliminated as a result of this consolidation. Unconsolidated investments in these partnerships are accounted for under the cost method as allowed under EITF 94-1. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $2.0 million recorded investment.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships.

The Bank had no remaining cash commitments to these partnerships at December 31, 2007.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

8.	DEPOSITS

At December 31, 2007, the scheduled maturities of the Bank’s time deposits are as follows:

2008	$219,869,658
2009	16,179,696
2010	28,345,889
2011	14,398,387
2012 and thereafter	11,747,534

Total	$290,541,164

At December 31, 2007, and 2006, the Company had brokered certificates of deposit totaling $20,870,721 and $24,795,081, respectively.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, thirty-day Federal Home Loan Bank (“FHLB”) advances, treasury tax and loan deposits and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. None were outstanding at year-end 2007 or 2006. Treasury tax and loan deposits totaled $930,257 and $1,463,338 at year-end 2007 and 2006, respectively. These deposits are withdrawable on demand. A $10.0 million FHLB advance, with a maturity date of January 14, 2008, was outstanding at December 31, 2007.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2007, and 2006, were $281,692 and $293,650, respectively.

At December 31, 2007, the Bank has $25.0 million in available federal fund lines from correspondent banks.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At December 31, 2007, and 2006, investment securities and mortgage loans amounting to $85,401,505 and $89,099,490, respectively, were pledged to secure these borrowings.

The following summarizes information concerning FHLB advances and other borrowings:

	2007	2006	2005
Balance at year-end	$77,517,544	$87,552,632	$89,587,719
Average balance during the year	77,147,801	84,010,382	89,602,271
Maximum month-end balance during the year	87,543,860	89,578,947	89,620,980
Average rate paid during the year	4.86%	4.93%	4.01%
Weighted average remaining maturity	2.84 years	1.47 years	2.01 years

Interest rates on FHLB advances ranged from 4.18% to 6.40% and from 5.07% to 6.40% at December 31, 2007, and 2006, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Scheduled maturities of FHLB advances are approximately $7.5 million for 2008, $15.0 million for 2009, and $35.0 million for 2010. In 2011 there are no scheduled maturities. In 2012 there are $20.0 million in scheduled maturities. In 2013 and thereafter, there are no scheduled maturities.

At December 31, 2007, the Bank has $110.1 million in available credit from the FHLB.

11.	INCOME TAXES

The consolidated provisions for and (benefits from) income taxes for the years ended December 31 were as follows:

	2007	2006	2005
Federal
Current	$(540,794)	$6,297,459	$5,649,326
Deferred	(441,392)	(57,737)	(806,929)

	(982,186)	6,239,722	4,842,397
State
Current	(151,451)	867,051	927,267
Deferred	(86,192)	(11,492)	(190,632)

	(237,643)	855,559	736,635

Total	$(1,219,829)	$7,095,281	$5,579,032

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 35.0% to pretax earnings for the following reasons:

	2007	2006	2005
Income tax expense at federal statutory rate	$(304,671)	$7,468,938	$6,631,007
Increase (decrease) resulting from:
Tax-exempt interest	(354,936)	(372,023)	(491,023)
State income tax expense, net of federal income tax benefit	(195,346)	571,609	491,828
Low income housing tax credits	(280,499)	(328,507)	(582,442)
Other	(84,377)	(244,736)	(470,338)

Total	$(1,219,829)	$7,095,281	$5,579,032

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007, and 2006, are presented below:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$3,243,387	$2,912,484
Accrued vacation	51,859	51,946
Deferred compensation	1,051,991	855,612
Deferred commission and fees	328,885	394,573
Unrealized loss on securities available-for-sale	0	245,832
Other	335,231	178,862

Total gross deferred tax assets	5,011,353	4,639,309
Deferred tax liabilities:
Premises and equipment	411,510	467,500
Limited partnerships	154,935	57,155
Unrealized gain on cash flow hedge	4,654	80,894
Goodwill amortization	672,850	560,708
Gain / loss on sale of investments	22,032	19,411
Unrealized gain on securities available-for-sale	523,180	0
Other	169,129	154,496

Total gross deferred tax liabilities	1,958,290	1,340,164

Net deferred tax asset	$3,053,063	$3,299,145

Management has determined that a valuation allowance should not be recorded on its deferred tax assets as of December 31, 2007 and 2006, based on its projection of future taxable income and other relevant considerations.

12.	EMPLOYEE BENEFIT PLANS

The Company sponsors an employee stock ownership plan, the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions). This plan covers substantially all employees and allows employees to contribute up to 15% of their compensation on a before-tax basis. The Company makes safe harbor contributions on behalf of all participants equal to the sum of 100% of an employee’s elective deferrals that do not exceed 3% of compensation, plus 50% of the employee’s elective deferrals that exceed 3% but that do not exceed 5% of compensation. The Company also made a discretionary contribution in the amount of 2% of an employee’s compensation in 2006. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $438,069 and $448,041 in 2007 and 2006, respectively. The plan held 267,981 and 299,999 shares at December 31, 2007, and 2006, respectively. These shares are included in the earnings per share calculations because they are all allocated to the participants.

13.	LONG-TERM INCENTIVE COMPENSATION PLAN

The Bank has entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers totaled $2,333,240 and $1,878,854 as of December 31, 2007, and 2006, respectively. These amounts are included in other liabilities.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

While not required by the plan, the Company established a grantor trust (Rabbi Trust) as an instrument to fund the stock portion of the plan. At December 31, 2007, and 2006, the grantor trust held 9,483 and 6,875 shares of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation included in other liabilities was $256,350 and $193,950 as of December 31, 2007, and 2006, respectively.

14.	SHAREHOLDERS’ EQUITY

Dividends paid by the Company are primarily from dividends received from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. Due to reduced earnings as a result of losses suffered at ALC in 2007, and dividends paid to fund the stock repurchase program over the last several years, approval from the State Banking Department was required to pay dividends in 2008. This approval was granted January 28, 2008.

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. The Company’s regulators also have imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital to average total assets (as defined in the regulations). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2007, and 2006, that the Company met all capital adequacy requirements imposed by its regulators.

As of December 31, 2007, and 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution’s category.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Actual capital amounts as well as required and well capitalized total risk-based, Tier I risk-based, and Tier I leverage ratios as of December 31, 2007, and 2006, for the Company and the Bank are as follows:

	2007
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$81,374	17.67%	$36,839	8.00%	N/A	N/A
First United Security Bank	81,286	17.66%	36,826	8.00%	$46,033	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	75,520	16.40%	18,419	4.00%	N/A	N/A
First United Security Bank	75,498	16.40%	18,413	4.00%	27,620	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	75,520	11.43%	19,824	3.00%	N/A	N/A
First United Security Bank	75,498	11.43%	19,813	3.00%	33,022	5.00%

	2006
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$94,112	20.67%	$36,432	8.00%	N/A	N/A
First United Security Bank	93,650	20.57%	36,416	8.00%	$45,521	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	88,322	19.39%	18,216	4.00%	N/A	N/A
First United Security Bank	87,936	19.32%	18,208	4.00%	27,312	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	88,322	13.60%	19,458	3.00%	N/A	N/A
First United Security Bank	87,936	13.55%	19,469	3.00%	32,449	5.00%

15.	SEGMENT REPORTING

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2007
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In Thousands)
Total interest income	$44,875	$23,510	$86	$(8,488)	$59,983
Total interest expense	19,511	8,377	64	(8,488)	19,464

Net interest income	25,364	15,133	22	0	40,519
Provision for loan losses	982	20,170	0	0	21,152

Net interest income (expense) after provision	24,382	(5,037)	22	0	19,367
Total non-interest income	4,468	530	1,645	(1,077)	5,566
Total non-interest expense	16,083	8,997	1,236	(512)	25,804

Income (loss) before income taxes	12,767	(13,504)	431	(565)	(871)
Provision for (benefit from) income taxes	3,924	(5,166)	22	0	(1,220)

Net income (loss)	$8,843	$(8,338)	$409	$(565)	$349

Other significant items:
Total assets	$664,884	$116,251	$94,011	$(215,250)	$659,896
Total investment securities	144,146	0	385	0	144,531
Total loans, net	439,730	108,015	0	(120,157)	427,588
Goodwill	3,111	0	986	0	4,097
Investment in subsidiaries	1,751	63	79,703	(81,439)	78
Fixed Asset Addition	237	218	21	0	476
Depreciation and Amortization Expense	731	187	35	0	953
Total interest income from external customers	36,444	23,510	28	0	59,983
Total interest income from affiliates	8,431	0	57	(8,380)	0

	2006
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In Thousands)
Total interest income	$42,282	$25,463	$88	$(8,614)	$59,219
Total interest expense	16,028	8,568	10	(8,614)	15,992

Net interest income	26,254	16,895	78	0	43,227
Provision for loan losses	903	2,823	0	0	3,726

Net interest income after provision	25,351	14,072	78	0	39,501
Total non-interest income	4,509	538	15,718	(15,144)	5,621
Total non-interest expense	15,609	7,574	1,108	(509)	23,782

Income before income taxes	14,251	7,036	14,688	(14,635)	21,340
Provision for income taxes	4,539	2,537	19	0	7,095

Net income (loss)	$9,712	$4,499	$14,669	$(14,635)	$14,245

Other significant items:
Total assets	$633,984	$139,460	$105,131	$(232,279)	$646,296
Total investment securities	119,136	0	627	0	119,763
Total loans, net	436,277	134,040	0	(128,743)	441,574
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	1,860	63	90,895	(92,740)	78
Fixed Asset Addition	544	101	0	0	645
Depreciation and Amortization Expense	754	169	34	0	957
Total interest income from external customers	33,715	25,463	41	0	59,219
Total interest income from affiliates	8,514	0	47	(8,561)	0

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2005
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In Thousands)
Total interest income	$37,590	$23,188	$89	$(8,188)	$52,679
Total interest expense	11,853	8,137	8	(8,188)	11,810

Net interest income	25,737	15,051	81	0	40,869
Provision for loan losses	675	3,178	0	0	3,853

Net interest income after provision	25,062	11,873	81	0	37,016
Total non-interest income	4,256	558	14,922	(14,458)	5,278
Total non-interest expense	15,463	7,171	994	(569)	23,059

Income before income taxes	13,855	5,260	14,009	(13,889)	19,235
Provision for income taxes	3,621	1,940	18	0	5,579

Net income (loss)	$10,234	$3,320	$13,991	$(13,889)	$13,656

Other significant items:
Total assets	$610,518	$135,469	$100,659	$(225,163)	$621,483
Total investment securities	110,109	0	656	0	110,765
Total loans, net	431,384	129,404	0	(129,261)	431,527
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	2,187	63	85,334	(87,506)	78
Fixed Asset Addition	572	99	0	0	671
Depreciation and Amortization Expense	738	158	35	0	931
Total interest income from external customers	29,452	23,189	38	0	52,679
Total interest income from affiliates	8,084	0	51	(8,135)	0

16.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2007, 2006, and 2005 consist of the following:

	2007	2006	2005
Legal, accounting and other professional fees	$2,303,623	$860,534	$802,430
Postage, stationary, and supplies	876,364	841,935	801,329
Telephone/data communication	647,467	627,378	429,341
Write-down other real estate	798,526	60,000	68,000
Other	4,330,394	3,907,121	3,922,021

Total	$8,956,374	$6,296,968	$6,023,121

17.	OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and also month-to-month rental agreements.

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2007:

Year ending December 31,
2008	$368,094
2009	244,944
2010	164,106
2011	45,171

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Total rental expense under all operating leases was $566,204, $543,495, and $521,098 in 2007, 2006, and 2005, respectively.

18.	GUARANTEES, COMMITMENTS, AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2007, 2006, and 2005, there were no credit losses associated with derivative contracts.

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

	December 31,
	2007	2006
	(In Thousands)
Standby Letters of Credit	$620	$1,869
Commitments to Extend Credit	$47,275	$54,777

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2007, is $620,000 and represents the Company’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At December 31, 2007, there were no outstanding commitments to purchase and sell securities for delayed delivery.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In January 2006, the Company sold its credit card portfolio in the amount of approximately $575,000. To facilitate this sale, the Company was required to guarantee certain accounts. The current balance of these accounts at December 31, 2007, was $19,444. The maximum exposure under this guaranty, which includes the credit limit on these accounts, amounts to $22,500.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves, and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants deny the allegations. The defendants are in the process of responding to the complaint, and no discovery has been exchanged between the parties. The defendants have moved to compel arbitration in this matter, but the trial court has not ruled on this motion to date. For this reason, it is too early for management to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company and its subsidiaries are parties to other litigation arising in the normal course of business. In the opinion of management, based on review and consultation with legal counsel, the ultimate disposition of such litigation is not expected to have a material adverse effect on the consolidated financial condition or results of operations.

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

Interest rate swaps acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 2007, no interest rate swaps were outstanding.

Two cash-flow hedges with a notional amount of $18.0 million were terminated during the first quarter of 2005 that resulted in a $592,000 gain, which is reported in other comprehensive income. This gain will be reclassified from other comprehensive income to income over the original remaining term of the swaps. During 2007 and 2006, $203,306 and $215,018, respectively, were reclassified into income. The remaining balance not reclassified into income was $12,411 at December 31, 2007. This remaining balance will be reclassified into income in 2008.

Two interest rate swaps with a total notional amount of $10.0 million were used to convert fixed-rate brokered certificates of deposit to floating-rate. On January 1, 2006, the Company began accounting for these interest rate swaps under hedge accounting. Net cash flows from these swaps increased interest expense on certificates of deposit by $108,972 for the year ended December 31, 2007, and $143,524 for the year ended December 31, 2006. Both swaps were terminated in the third quarter of 2007, resulting in a change to other non-interest expense of $72,564.

All of the Bank’s derivative financial instruments were over-the-counter instruments and were not exchange traded. Market values are obtained from the counter parties to each instrument. The Bank only uses other commercial banks as a counter party to their derivative activity. The Bank performs stress tests and other models to assess risk exposure.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, due from banks, and federal funds sold: The carrying amount of cash, due from banks, and federal funds sold approximates fair value.

Federal Home Loan Bank: The carrying amount of Federal Home Loan Bank stock approximates fair value.

Securities: Fair values of securities are based on available quoted market prices. The carrying amount of equity securities with no readily determined fair value approximates fair value.

Accrued interest: The carrying amount of accrued interest approximates their fair value.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2007, and 2006:

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Assets:
Cash and cash equivalents	$20,674	$20,674	$28,460	$28,460
Investment securities available-for-sale	144,531	144,531	119,763	119,763
Federal funds sold	0	0	25	25
Federal Home Loan Bank stock	5,096	5,096	5,180	5,180
Accrued interest receivable	6,141	6,141	6,096	6,096
Loans, net of unearned	427,588	429,048	441,574	442,031
Derivative instruments	0	0	6	6
Liabilities:
Deposits	478,554	481,192	450,062	448,811
Short–term borrowings	11,212	11,212	1,757	1,757
Long–term debt	77,518	78,866	87,553	87,554
Accrued interest payable	3,935	3,935	3,170	3,170

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

21.	UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Condition

		December 31,
		2007	2006
ASSETS:
Cash on deposit		$77,406	$177,830
Investment in subsidiaries		78,501,482	90,146,745
Investment securities available-for-sale		265,011	507,127
Other assets		993,527	993,184

TOTAL ASSETS		$79,837,426	$91,824,886

LIABILITIES:
Other liabilities		$268,819	$229,337
SHAREHOLDERS’ EQUITY		79,568,607	91,595,549

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$79,837,426	$91,824,886

Statements of Income

	Year-ended December 31,
	2007	2006	2005
INCOME
Dividend income, First United Security Bank	$13,129,973	$9,171,709	$6,110,660
Interest income	10,594	18,910	22,282
Investment securities loss, net	(2,662)	0	0

Total income	13,137,905	9,190,619	6,132,942
EXPENSE	367,362	353,102	310,270

INCOME BEFORE EQUITY IN (DISTRIBUTIONS IN EXCESS OF) UNDISTRIBUTED INCOME OF SUBSIDIARIES	12,770,543	8,837,517	5,822,672
EQUITY IN (DISTRIBUTIONS IN EXCESS OF) UNDISTRIBUTED INCOME OF SUBSIDIARIES	(12,421,919)	5,407,024	7,833,381

NET INCOME	$348,624	$14,244,541	$13,656,053

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Statements of Cash Flows

	Year-ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$348,624	$14,244,541	$13,656,053
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (distributions in excess of) undistributed income of subsidiaries	12,421,919	(5,407,024)	(7,833,381)
Loss on sale of securities, net	2,662	0	0
(Increase) decrease in other assets	(344)	111	352
Increase in other liabilities	47,287	49,864	33,712

Net cash provided by operating activities	12,820,148	8,887,492	5,856,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary	(66,000)	(65,000)	(75,000)
Proceeds from sales of investment securities available-for-sale	214,594	0	0
Proceeds from maturities and prepayments of investment securities available-for-sale	4,052	63,190	132,158

Net cash provided by (used in) investing activities	152,646	(1,810)	57,158

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,337,794)	(6,821,709)	(6,110,660)
Purchase of treasury stock	(5,735,424)	(3,200,349)	0

Net cash used in financing activities	(13,073,218)	(10,022,058)	(6,110,660)

DECREASE IN CASH	(100,424)	(1,136,376)	(196,766)
CASH AT BEGINNING OF YEAR	177,830	1,314,206	1,510,972

CASH AT END OF YEAR	$77,406	$177,830	$1,314,206

22.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$14,557	$15,083	$15,209	$15,134	$15,493	$14,973	$14,588	$14,165
Interest expense	4,887	5,099	4,848	4,630	4,472	4,222	3,868	3,430

Net interest income	9,670	9,984	10,361	10,504	11,021	10,751	10,720	10,735
Provision for loan losses	3,462	6,786	9,863	1,041	1,173	763	975	815

Net interest income, after provision for loan losses	6,208	3,198	498	9,463	9,849	9,988	9,745	9,920
Non-interest:
Income	1,441	1,531	1,352	1,242	1,405	1,548	1,384	1,284
Expense	6,359	7,288	5,989	6,168	5,777	6,322	5,938	5,745

Income (loss) before income taxes	1,290	(2,559)	(4,139)	4,537	5,476	5,214	5,191	5,459
(Benefits from) provision for income taxes	(615)	(692)	(1,408)	1,495	1,842	1,759	1,715	1,779

Net income (loss) after taxes	$1,905	$(1,867)	$(2,731)	$3,042	$3,634	$3,455	$3,476	$3,680

Earnings (losses) per common share:
Basic and diluted earnings (losses)	$0.30	$(0.30)	$(0.44)	$0.49	$0.58	$0.54	$0.54	$0.58

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Bancshares maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bancshares’ Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Bancshares’ management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The management of Bancshares carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2007, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, Bancshares’ management concluded as of the end of the period covered by this Annual Report on Form 10-K that Bancshares’ disclosure controls and procedures were ineffective due to the material weakness that existed in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2007, the Bank’s ALC subsidiary created the new position of internal auditor for ALC. The ALC internal auditor reports directly to the ALC Audit Committee. In addition, a central loan committee was established during the quarter at ALC to oversee the ALC lending function. With the assistance of the new loan committee, the ALC loan policy has been revised and implemented, with continued training a priority.

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

Management assessed the effectiveness of Bancshares’ internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 5, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. In connection with management’s assessment of Bancshares’ internal control over financial reporting described above, management has identified a material weakness in Bancshares’ internal control over financial reporting relating to the system of monitoring the real estate collateral values of certain impaired loans at the Bank’s ALC subsidiary. In certain instances, management had not identified a loss position on a timely basis for impaired loans, based on the current fair market value of the underlying real estate collateral for such loans.

Because of the material weakness described above, based on its assessment, management believes that, as of December 31, 2007, Bancshares did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

To remediate the material weakness in Bancshares’ internal control over financial reporting described above, additional procedures have been implemented to reinforce the requirement that once a loan meets the impairment criteria, such loan is deemed impaired and the amount of the impairment is based on the current appraisal of the collateral securing that loan. Management has discussed this corrective action with the Audit Committee of Bancshares and with its auditors, Mauldin & Jenkins, LLC (“Mauldin & Jenkins”). The Company believes that its consolidated financial statements included in the Annual Report on Form 10-K fairly present, in all material respects, Bancshares’ financial condition, results of operations and cash flows as of, and for, the periods presented.

Mauldin & Jenkins, under Auditing Standard No. 5, does not express an opinion on management’s assessment as required under Auditing Standard No. 2. Under Auditing Standard No. 5, management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Mauldin & Jenkins’ responsibility is to express an opinion on the effectiveness of Bancshares’ internal control over financial reporting based on their audit.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2007, the securities that have been authorized for issuance under Bancshares’ equity compensation plan, the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Plan”). The Directors’ Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in Bancshares’ common stock and was approved by shareholders in 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c) (excluding securities reflected in column (a))(1)
Equity compensation plans approved by shareholders	10,059	$0.00	(2)	0
Equity compensation plans not approved by shareholders	0	$0.00		0

Total	10,059	$0.00	(2)	0

(1)	Does not include shares reserved for future issuance under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.
(2)	Does not include amounts deferred pursuant to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, as there is no exercise price associated with these deferred amounts.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements of Bancshares and its subsidiaries, included herein in Item 8, are as follows:

Report of Independent Registered Public Accounting Firm – Mauldin & Jenkins, LLC

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – Mauldin & Jenkins, LLC

Consolidated Statements of Condition – December 31, 2007 and 2006

Consolidated Statements of Income – December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity – December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income – December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows – December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements – December 31, 2007, 2006 and 2005

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item above.

(a)(3)&(b) Exhibits.

The exhibits listed on the Exhibit Index beginning on page 83 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of March, 2008.

UNITED SECURITY BANCSHARES, INC.

By:	/s/ R. Terry Phillips
R. Terry Phillips
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Terry Phillips	President, Chief Executive	March 5, 2008
R. Terry Phillips	Officer and Director
(Principal Executive Officer)

/s/ Robert Steen	Assistant Vice President, Assistant	March 5, 2008
Robert Steen	Treasurer, Principal Financial Officer
and Principal Accounting Officer
(Principal Financial Officer,
Principal Accounting Officer)

/s/ Dan R. Barlow	Director	March 5, 2008
Dan R. Barlow

/s/ Linda H. Breedlove	Director	March 5, 2008
Linda H. Breedlove

/s/ Gerald P. Corgill	Director	March 5, 2008
Gerald P. Corgill

/s/ Wayne C. Curtis	Director	March 5, 2008
Wayne C. Curtis

/s/ John C. Gordon	Director	March 5, 2008
John C. Gordon

/s/ William G. Harrison	Director	March 5, 2008
William G. Harrison

/s/ Hardie B. Kimbrough	Director	March 5, 2008
Hardie B. Kimbrough

/s/ Jack W. Meigs	Director	March 5, 2008
Jack W. Meigs

/s/ Ray Sheffield	Director	March 5, 2008
Ray Sheffield

/s/ James C. Stanley	Director	March 5, 2008
James C. Stanley

/s/ Howard M. Whitted	Director	March 5, 2008
Howard M. Whitted

/s/ Bruce N. Wilson	Director	March 5, 2008
Bruce N. Wilson

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description
3.1	Certificate of Incorporation of United Security Bancshares Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated herein by reference to Item 3(ii) to the Current Report to Form 8-K filed on August 29, 2007.

10.1	Employment Agreement dated January 1, 2000, between United Security Bancshares Inc., and R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2000.*

10.2	Form of Indemnification Agreement between United Security Bancshares Inc., and its directors, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1994, filed with the Commission in Washington, D.C., File No. 0-14549.*

10.3	United Security Bancshares, Inc. Long Term Incentive Compensation Plan, incorporated herein by reference to the Appendices to Form S-4 dated April 16, 1997 (No. 333-21241).*

10.4	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Dan Barlow, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.5	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with William D. Morgan, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.6	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.7	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Larry Sellers, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.8	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Robert Steen, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.9	First United Security Bank Director Retirement Agreement dated October 14, 2002, with Dan R. Barlow, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.10	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.11	First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

Exhibit No.	Description
10.12	First United Security Bank Director Retirement Agreement dated October 16, 2002, with Wayne C. Curtis, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.13	First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.14	First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.15	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Hardie B. Kimbrough, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.16	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.17	First United Security Bank Director Retirement Agreement dated October 17, 2002, with R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.18	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Ray Sheffield, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.19	First United Security Bank Director Retirement Agreement dated October 16, 2002, with J. C. Stanley, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.20	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.21	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.22	United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.*

10.23	Criteria pursuant to which bonuses are paid to the Named Executive Officers for fiscal year 2008, under the United Security Bancshares, Inc. 2008 Incentive Earnings Program, incorporated herein by reference to Item 5.02(e) to the Current Report on Form 8-K filed on March 12, 2008.*

10.24	United Security Bancshares, Inc. Summary of Board Fees as of May 17, 2007.*

14	United Security Bancshares, Inc. Code of Business Conduct and Ethics, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of United Security Bancshares, Inc.

Exhibit No.	Description
23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.