Form 10-Q
period 2008-03-31
UNITED SECURITY BANCSHARES INC
filed 2008-05-09
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2008
Common Stock, $0.01 par value	6,042,058 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Bancshares’ best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Bancshares’ Securities and Exchange Commission filings and other public announcements, including the factors described in Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2007. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth in the economy and the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets. Forward-looking statements speak only as of the date they are made, and Bancshares undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and Due from Banks	$15,375	$13,247
Interest-Bearing Deposits in Other Banks	11,286	7,427
Investment Securities Available-for-Sale	161,405	144,531
Federal Home Loan Bank Stock	5,574	5,096
Loans, net of allowance for loan losses of $7,816 and $8,535, respectively	419,362	427,588
Premises and Equipment, net	17,962	18,132
Cash Surrender Value of Bank-Owned Life Insurance	11,052	10,946
Accrued Interest Receivable	5,654	6,141
Goodwill	4,098	4,098
Investment in Limited Partnerships	1,997	2,037
Other Assets	19,514	20,653

Total Assets	$673,279	$659,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$482,689	$478,554
Accrued Interest Expense	3,596	3,936
Short-Term Borrowings	1,066	11,212
Long-Term Debt	97,509	77,518
Other Liabilities	8,260	9,108

Total Liabilities	$593,120	$580,328

Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Income	1,864	875
Retained Earnings	89,613	89,348
Less Treasury Stock: 1,270,151 and 1,232,368 shares at cost, respectively	(20,624)	(19,961)

Total Shareholders’ Equity	$80,159	$79,568

Total Liabilities and Shareholders’ Equity	$673,279	$659,896

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$11,493	$13,332
Interest on Investment Securities	2,034	1,802

Total Interest Income	13,527	15,134

INTEREST EXPENSE:
Interest on Deposits	3,761	3,535
Interest on Borrowings	989	1,095

Total Interest Expense	4,750	4,630

NET INTEREST INCOME	8,777	10,504

PROVISION FOR LOAN LOSSES	1,360	1,041

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,417	9,463

NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	791	757
Credit Life Insurance Income	88	99
Other Income	472	386

Total Non-Interest Income	1,351	1,242

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,220	3,533
Occupancy Expense	448	415
Furniture and Equipment Expense	329	321
Other Expense	1,999	1,899

Total Non-Interest Expense	5,996	6,168

INCOME BEFORE INCOME TAXES	2,772	4,537

PROVISION FOR INCOME TAXES	869	1,495

NET INCOME	$1,903	$3,042

BASIC AND DILUTED EARNINGS PER SHARE	$0.31	$0.49

DIVIDENDS PER SHARE	$0.27	$0.41

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Net income	$1,903	$3,042

Other comprehensive income:
Reclassification adjustment for net gains realized on derivatives in net income, net of taxes of $5 and $20, respectively	(8)	(34)
Change in unrealized holding gains on available-for-sale securities arising during period, net of tax of $598 and $105, respectively	996	176

Other comprehensive income	988	142

Comprehensive income	$2,891	$3,184

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,903	$3,042
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	234	224
Accretion of premiums and discounts, net	(55)	(5)
Provision for loan losses	1,360	1,041
Net other operating activities	755	(1,583)

Total adjustment	2,294	(323)

Net cash provided by operating activities	4,197	2,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities available-for-sale	12,259	10,583
Proceeds from sales of investment securities available-for-sale	0	215
Proceeds from sale of Federal Home Loan Bank stock	0	983
Purchase of premises and equipment	(118)	(176)
Purchase of Federal Home Loan Bank stock	(478)	(450)
Purchase of investment securities available-for-sale	(27,484)	(7,206)
Net decrease in federal funds sold	0	25
Net decrease (increase) in loan portfolio	5,932	(9,614)

Net cash used in investing activities	(9,889)	(5,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	4,135	28,685
Dividends paid	(1,638)	(2,540)
Increase (decrease) in borrowings	9,845	(10,347)
Purchase of treasury stock	(663)	(3,582)

Net cash provided by financing activities	11,679	12,216

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,987	9,295

CASH AND CASH EQUIVALENTS, beginning of period	20,674	28,459

CASH AND CASH EQUIVALENTS, end of period	$26,661	$37,754

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$5,090	$4,579
Income Taxes	89	276
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$935	$4,046

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2008. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies followed by the Company are set forth in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month periods ended March 31, 2008, and 2007. Common stock outstanding consists of issued shares less treasury stock. Diluted earnings per share for the three-month periods ended March 31, 2008, and 2007, are computed based on the weighted average shares outstanding during the period plus the dilutive effect of outstanding stock options. There are no outstanding options as of March 31, 2008.

The following table represents the earnings per share calculations for the three-month periods ended March 31, 2008, and 2007 (dollars in thousands):

For the Three Months Ended:	Net Income	Weighted Average Shares	Earnings Per Share
March 31, 2008	$1,903	6,062,738	$0.31
March 31, 2007	$3,042	6,237,848	$0.49

3.	COMPREHENSIVE INCOME

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

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2 which defers the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income, and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Directly or indirectly observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates); or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities would include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products, and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset backed, and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $249.0 million in equity securities which are considered to be Level 1 securities.

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. During the first quarter of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $13,669,470 as of March 31, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

The Company has elected to delay application of the provisions of SFAS No. 157 to nonfinancial assets and liabilities under FSP SFAS No. 157.2. The major categories of assets and liabilities that are recognized or disclosed at fair value for which the provisions of SFAS No. 157 have not been applied include goodwill and other real estate-owned.

Other Accounting Standards Recently Adopted

The following is a list of other accounting standards recently adopted that did not have a material impact on the Company’s financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – SFAS No. 159 permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. As the Company did not elect to apply SFAS No. 159 to any of its existing eligible items as of January 1, 2008, the adoption of SFAS No. 159 did not have an impact on the Company’s financial statements. The Company may elect to apply SFAS No. 159 to certain newly recognized eligible items in the future.

Emerging Issues Task Force (EITF) 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements – EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded.

EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements – EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement.

SEC Staff Accounting Bulletin (SAB) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings – SAB No. 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.

Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which is a revision of SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. The Company is currently assessing the potential impact SFAS No. 141(R) will have on the financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that the amount of consolidated net income attributable to the parent and to the controlling interests be clearly identified and presented on the face of the consolidated statement of income. The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. Prospective application of this Statement is required, except for the presentation and disclosure requirements which must be applied retrospectively. The Company is currently assessing the potential impact SFAS No. 160 will have on the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS No. 107 concentration of credit-risk disclosures. The provisions of this Statement are effective for fiscal years beginning after November 15, 2008, and earlier application is permitted.

5.	SEGMENT REPORTING

Under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and First United Security Bank’s (the “Bank”) significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended
March 31, 2008:

Net interest income	$5,571	$3,190	$16	$0	$8,777
Provision for loan losses	368	992	0	0	1,360
Total non-interest income	1,200	102	2,213	(2,164)	1,351
Total non-interest expense	3,967	1,866	247	(84)	5,996

Income before income taxes	2,436	434	1,982	(2,080)	2,772
Provision for income taxes	723	142	4	0	869

Net income (loss)	$1,713	$292	$1,978	$(2,080)	$1,903

Other significant items:
Total assets	$670,107	$117,088	$94,734	$(208,650)	$673,279
Total investment securities	161,036	0	369	0	161,405
Total loans, net	432,097	101,383	0	(114,118)	419,362
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	9,787	63	80,389	(90,161)	78
Fixed asset addition	109	9	0	0	118
Depreciation and amortization expense	187	46	1	0	234
Total interest income from external customers	8,383	5,138	6	0	13,527
Total interest income from affiliates	1,948	0	10	(1,958)	0

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended
March 31, 2007:

Net interest income	$6,253	$4,236	$15	$0	$10,504
Provision for loan losses	212	829	0	0	1,041
Total non-interest income	1,110	111	3,257	(3,236)	1,242
Total non-interest expense	4,167	1,900	194	(93)	6,168

Income before income taxes	2,984	1,618	3,078	(3,143)	4,537
Provision for income taxes	892	599	4	0	1,495

Net income (loss)	$2,092	$1,019	$3,074	$(3,143)	$3,042

Other significant items:
Total assets	$651,907	$139,220	$102,365	$(232,820)	$660,672
Total investment securities	116,037	0	420	0	116,457
Total loans, net	443,489	133,332	0	(126,674)	450,147
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	1,792	63	88,314	(90,091)	78
Fixed asset addition	90	87	0	0	177
Depreciation and amortization expense	185	37	2	0	224
Total interest income from external customers	8,795	6,333	6	0	15,134
Total interest income from affiliates	2,096	0	9	(2,105)	0

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing, and trading activities. These financial instruments include commitments to extend credit and standby letters of credit.

The Bank’s principal objective in holding derivative financial instruments is asset-liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank’s interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank’s asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank has used a combination of derivative financial instruments, including interest rate swaps. During the period ending March 31, 2008, no interest rate swaps were used.

Two cash-flow hedges with a notional amount of $18.0 million were terminated on March 31, 2005, that resulted in a $592,000 gain, which is reported in other comprehensive income. This gain was reclassified from other comprehensive income to income over the original remaining term of the swaps. During the first quarter of 2008 $12,411 was reclassified into income. There was no remaining balance at March 31, 2008.

7.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves, and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, Acceptance Loan Company (“ALC”), and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, has been named as a co-defendant. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants deny the allegations and intend to vigorously defend themselves in this action. The defendants are in the process of responding to the complaint, and no discovery has been exchanged between the parties. The defendants are seeking arbitration of the plaintiffs’ claims, and, although the court has heard the defendants’ motion to compel arbitration, no order regarding arbitration has been entered. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

On April 1, 2008, E. Mark Ezell, Mark Ezell Family, LLC, Nena M. Morris, Mark Ezell Investment & Property Management, LLC, Patricia W. Ezell, J.W. Ezell, Ranier W. Ezell, and Bradley H. Ezell, all shareholders of the Company (collectively, the “Shareholder Plaintiffs”), filed a lawsuit in the Circuit Court of Choctaw County, Alabama against the Company, ALC, Robert Steen, and Mauldin & Jenkins, LLC, the Company’s outside auditor, seeking an unspecified amount of compensatory and punitive damages. The complaint seeks both direct and derivative relief, including allegations that the defendants committed fraud and various other breaches relating to loans made by ALC, resulting in damage to both the Shareholder Plaintiffs and the Company. The Company and ALC deny the allegations focused on them and intend to vigorously defend themselves in this action. The defendants are in the process of responding to the complaint, and no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

The Company and its subsidiaries also are parties to other litigation, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ending March 31, 2008, there were no derivative contracts outstanding.

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

	March 31, 2008	December 31, 2007
	(In Thousands)
Standby Letters of Credit	$1,141	$620
Commitments to Extend Credit	$52,351	$47,275

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2008, is $1.1 million and represents the Company’s total credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At March 31, 2008, there were no outstanding commitments to purchase and sell securities for delayed delivery.

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

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States (“GAAP”) and with general practices within the financial services industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives, and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, is set forth in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The emphasis of this discussion is a comparison of assets, liabilities, and shareholder’s equity as of March 31, 2008, to year-end 2007, while comparing income and expense for the three-month periods ended March 31, 2008, and 2007.

All yields and ratios presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

COMPARING THE THREE MONTHS ENDED MARCH 31, 2008, TO THE THREE MONTHS ENDED MARCH 31, 2007

Net income during the first quarter of 2008 decreased $1.1 million, or 37.4%, as compared to the first quarter of 2007, resulting in a decrease of basic net income per share from $0.49 to $0.31. Annualized return on assets was 1.15% for the first three months of 2008, compared to 1.89% for the same period during 2007. Average return on shareholders’ equity decreased to 9.56% for the first three months of 2008, from 13.69% during the first three months of 2007.

Interest income for the 2008 first quarter decreased $1.6 million, or 10.6%, compared to the first quarter of 2007. The decrease in interest income was primarily due to a decrease in interest earned on loans. This decrease is due to an overall decrease in the average yield and a decrease in the volume of loans outstanding, which is offset somewhat by an increase in the volume of investment securities. Lower asset yields are due to the Federal Reserve lowering interest rates.

Interest expense for the 2008 first quarter increased $120,000, or 2.6%, compared to the first quarter of 2007. This increase was the result of increased volume of interest bearing deposits, primarily certificates of deposit, offset somewhat by a decrease in interest expense on borrowed funds. The net interest margin declined to 5.8% in the first quarter of 2008, compared to 7.12% in the first quarter of 2007.

Net interest income decreased $1.7 million, or 16.4%, for the first quarter of 2008, as a result of a decrease in the yield on loans and securities, and an increase in interest paid on deposits and borrowings. Asset yields have fallen faster than funding rates, as prime adjustable loans have priced downward much faster than certificates of deposit. When interest rates stabilize, we will be able to reprice maturing certificates of deposit and our net interest margin is expected to improve.

The provision for loan losses was $1.4 million, or 1.3% annualized of average loans in the first quarter of 2008, compared to $1.0 million, or 0.8% annualized of average loans in the first quarter of 2007. Charge-offs exceeded recoveries by $2.1 million for the quarter, an increase of approximately $1.2 million over the same period in the prior year. Approximately $1.5 million in loans at ALC were charged-off in the first quarter of 2008 that was reserved for in the period ending December 31, 2007.

Total non-interest income increased $109,000, or 8.8%, for the first quarter of 2008. Service charges and fees on deposit accounts increased $34,000. Income on bank-owned life insurance increased $6,000, while commissions on credit insurance declined $11,000. Letters of credit and commitment fees increased $2,000, and all other fees and charges increased $78,000.

Total non-interest expense decreased $172,000, or 2.8%, in the first quarter of 2008. Salary and employee benefits decreased $313,000; occupancy expense increased $33,000; advertising expense increased $6,000; stationary and supplies expense decreased $18,000; telephone and data circuit expense decreased $18,000; and legal and attorney fees increased $3,000.

Income tax expense for the first quarter of 2008 decreased $626,000 over the first quarter of 2007. The decrease during the first three months of 2008 compared to 2007 resulted from lower levels of taxable income. Management estimates the effective tax rate for the Company to be approximately 31.0% of pre-tax income for the remainder of the year.

COMPARING THE MARCH 31, 2008, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2007

In comparing financial condition at December 31, 2007, to March 31, 2008, total assets increased $13.4 million to $673.3 million, while liabilities increased $12.8 million to $593.1 million. Shareholders’ equity increased $591,000 as a result of earnings in excess of dividends of $266,000, an increase in accumulated other comprehensive income of $988,000, offset by an increase in treasury stock of $663,000 during the first three months of 2008.

Investment securities increased $16.9 million, or 11.7%, during the first three months of 2008. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $8.9 million, from $436.1 million at December 31, 2007, to $427.2 million at March 31, 2008, due to the slowdown in construction and real estate development in the trade areas served by the Company. Deposits increased $4.1 million, or 0.9%, during the first three months of 2008. Other borrowings increased $9.8 million over the same period in 2007.

CREDIT QUALITY

At March 31, 2008, the allowance for loan losses was $7.8 million, or 1.8% of loans net of unearned income, compared to $7.8 million, or 1.7% of loans net of unearned income at March 31, 2007, and $8.5 million, or 2.0% of loans net of unearned income at December 31, 2007. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 24.2% at March 31, 2008, compared to 39.4% at December 31, 2007, due to an increase in non-accruing loans and other real estate owned, offset somewhat by a decrease in accruing loans past due 90 days or more.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at Beginning of Period	$8,535	$7,664

Charge-Offs	(2,577)	(1,216)
Recoveries	498	297

Net Loans Charged-Off	(2,079)	(919)

Additions Charged to Operations	1,360	1,041

Balance at End of Period	$7,816	$7,786

Net charge-offs for the quarter ended March 31, 2008, were $2.1 million, or 1.9% of average loans on an annualized basis, an increase of 126.2%, or $1.2 million, from the charge-offs of $919,000, or 0.8% of average loans on an annualized basis, reported a year earlier. The provision for loan losses for the first three months of 2008 was $1.4 million, compared to $1.0 million in the first three months of 2007.

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

Non-performing assets were as follows (amounts in thousands):

	March 31, 2008	December 31, 2007	March 31, 2007
Loans Accounted for on a Non-Accrual Basis	$15,899	$5,253	$5,558
Accruing Loans Past Due 90 Days or More	4,951	5,240	2,373
Real Estate Acquired in Settlement of Loans	11,414	11,156	4,905

Total	$32,264	$21,649	$12,836

Non-Performing Assets as a Percentage of Net Loans and
Other Real Estate	7.36%	4.84%	2.77%

Non-performing assets as a percentage of net loans and other real estate was 7.4% at March 31, 2008, compared to 4.8% at December 31, 2007. This increase is due to a $10.6 million increase in loans on non-accrual, a $258,000 increase in real estate acquired in settlement of loans, offset by a $289,000 decrease in loans past due 90 days or more. Loans on non-accrual increased primarily due to placing seven commercial real estate loans on non-accrual status. Approximately $6.0 million of these loans were identified at year-end 2007 as impaired, but were not on non-accrual status. Other real estate acquired as of March 31, 2008, consists of eight residential properties and nine commercial properties totaling $6.6 million at the Bank and ninety-two residential properties totaling $4.8 million at ALC. Management is making considerable efforts to dispose of these properties in a timely manner, but the slowdown in the housing market will have a negative impact on this process. Management believes by closely monitoring these non-performing loans, through aggressive collection efforts, non-performing assets can be reduced. Management reviews these loans and reports to the Board of Directors monthly. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when underlying collateral values and management’s belief that the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be placed on non-accrual status and their asset value downgraded.

Impaired loans totaled $15.0 million, $15.7 million, and $5.6 million as of March 31, 2008, December 31, 2007, and March 31, 2007, respectively. Impaired loans at March 31, 2008, consist mainly of eleven commercial real estate loans and one commercial loan. There was approximately $1.3 million, $1.6 million, and $828,000 in the allowance for loan losses specifically allocated to these impaired loans at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.

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

The Bank currently has up to $104.1 million in borrowing capacity from the Federal Home Loan Bank and $25.0 million in established federal funds lines.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2008, and December 31, 2007, the Company and the Bank were in compliance with all regulatory capital requirements.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources, or operation of the Company. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. See Note 7 to Item 1, “Guarantees, Commitments and Contingencies,” for a discussion of such claims and legal actions.

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

The asset portion of the balance sheet provides liquidity primarily from principal payments, maturities and sales relating to loans, and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $204.8 million at December 31, 2007, and $190.9 million at March 31, 2008.

Investment securities that are forecast to mature or reprice over the next twelve months total $9.1 million, or 5.6% of the investment portfolio as of March 31, 2008. For comparison, principal payments on investment securities totaled $8.3 million at March 31, 2008.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of March 31, 2008, the bond portfolio had an expected average maturity of 3.5 years, and approximately 75.2% of the $161.0 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at March 31, 2008, had long-term debt and short-term borrowings that, on average, represented 13.7% of total liabilities and equity, compared to 12.3% at year-end 2007.

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

As part of the ongoing monitoring of interest-sensitive assets and liabilities, the Bank has entered into various interest rate contracts (“interest rate protection contracts”) to help manage the Bank’s interest sensitivity. These contracts generally have a fixed notional principal amount and include interest rate swaps where the Bank typically receives or pays a fixed-rate and a counter party pays or receives a floating-rate based on a specified index, and interest rate caps and floors purchased where the Bank receives interest if the specified index falls below the floor rate or rises above the cap rate. All interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company’s interest risk management program. The income or expense associated with interest rate swaps, caps, and floors classified as hedges ultimately are reflected as adjustments to interest income or expense. Changes in the estimated market value of interest rate protection contracts are reflected in either the Bank’s income statement or balance sheet. No interest rate protection contracts were used in the period ending March 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its reports filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms. Disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As of March 31, 2008, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves, and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC, and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, has been named as a co-defendant. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants deny the allegations and intend to vigorously defend themselves in this action. The defendants are in the process of responding to the complaint, and no discovery has been exchanged between the parties. The defendants are seeking arbitration of the plaintiffs’ claims, and, although the court has heard the defendants’ motion to compel arbitration, no order regarding arbitration has been entered. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

On April 1, 2008, E. Mark Ezell, Mark Ezell Family, LLC, Nena M. Morris, Mark Ezell Investment & Property Management, LLC, Patricia W. Ezell, J.W. Ezell, Ranier W. Ezell, and Bradley H. Ezell, all shareholders of the Company (collectively, the “Shareholder Plaintiffs”), filed a lawsuit in the Circuit Court of Choctaw County, Alabama against the Company, ALC, Robert Steen, and Mauldin & Jenkins, LLC, the Company’s outside auditor, seeking an unspecified amount of compensatory and punitive damages. The complaint seeks both direct and derivative relief, including allegations that the defendants committed fraud and various other breaches relating to loans made by ALC, resulting in damage to both the Shareholder Plaintiffs and the Company. The Company and ALC deny the allegations focused on them and intend to vigorously defend themselves in this action. The defendants are in the process of responding to the complaint, and no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

The Company and its subsidiaries also are parties to other litigation, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
January 1 – January 31	26,195	(2)	$17.00	14,400	290,786
February 1 – February 29	19,988	(3)	$17.69	16,588	274,198
March 1 – March 31	3,260		$18.77	3,260	270,938
Total	49,443		$17.40	34,248	270,938

(1)	On December 20, 2007, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2008, the expiration date of the extended repurchase program.

(2)	11,660 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions); 135 shares were purchased by a trust, which is part of the Company’s general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan; and 14,400 shares were purchased under the share repurchase program.
(3)	3,400 shares were purchased by the trust, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan; and 16,588 shares were purchased under the share repurchase program.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: May 9, 2008

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