Form 10-Q
period 2008-06-30
UNITED SECURITY BANCSHARES INC
filed 2008-08-08
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2008
Common Stock, $0.01 par value	6,032,351 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (the “Company”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements, including the factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. With respect to the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth in the economy and the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and Due from Banks	$14,150	$13,247
Interest Bearing Deposits in Banks	13,065	7,427
Investment Securities Available-for-Sale	172,427	144,531
Federal Home Loan Bank Stock	5,236	5,096
Loans, net of allowance for loan losses of $7,846 and $8,535, respectively	398,704	427,588
Premises and Equipment, net	17,990	18,132
Cash Surrender Value of Bank-Owned Life Insurance	11,154	10,946
Accrued Interest Receivable	5,292	6,141
Goodwill	4,098	4,098
Investment in Limited Partnerships	1,956	2,037
Other Assets	25,325	20,653

Total Assets	$669,397	$659,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$487,541	$478,554
Accrued Interest Expense	3,231	3,936
Short-Term Borrowings	2,535	11,212
Long-Term Debt	90,000	77,518
Other Liabilities	8,368	9,108

Total Liabilities	$591,675	$580,328

Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Income (Loss)	(257)	875
Retained Earnings	89,458	89,348
Less Treasury Stock: 1,279,153 and 1,232,368 shares at cost, respectively	(20,785)	(19,961)

Total Shareholders’ Equity	$77,722	$79,568

Total Liabilities and Shareholders’ Equity	$669,397	$659,896

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$10,832	$13,372	$22,325	$26,704
Interest on Investment Securities	2,208	1,837	4,242	3,639

Total Interest Income	13,040	15,209	26,567	30,343

INTEREST EXPENSE:
Interest on Deposits	3,366	3,857	7,127	7,392
Interest on Borrowings	937	991	1,926	2,086

Total Interest Expense	4,303	4,848	9,053	9,478

NET INTEREST INCOME	8,737	10,361	17,514	20,865

PROVISION FOR LOAN LOSSES	2,180	9,863	3,540	10,904

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,557	498	13,974	9,961

NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	815	808	1,606	1,565
Credit Life Insurance Income	171	156	259	254
Other Income	696	388	1,168	774

Total Non-Interest Income	1,682	1,352	3,033	2,593

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,145	3,471	6,365	7,004
Occupancy Expense	452	424	900	839
Furniture and Equipment Expense	374	343	703	664
Other Expense	2,152	1,751	4,151	3,650

Total Non-Interest Expense	6,123	5,989	12,119	12,157

INCOME (LOSS) BEFORE INCOME TAXES	2,116	(4,139)	4,888	397

PROVISION FOR (BENEFIT FROM) INCOME TAXES	635	(1,408)	1,504	87

NET INCOME (LOSS)	$1,481	$(2,731)	$3,384	$310

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.25	$(0.44)	$0.56	$0.05

DIVIDENDS PER SHARE	$0.27	$0.26	$0.54	$0.67

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net income (loss)	$1,481	$(2,731)	$3,384	$310

Other comprehensive loss:
Reclassification adjustment for net gains realized on derivatives in net income (loss), net of taxes of $0, $20, $5, and $40, respectively	0	(34)	(8)	(67)
Change in unrealized holding losses on available-for-sale securities arising during period, net of tax benefits of $1,272, $549, $675, and $442, respectively	(2,120)	(915)	(1,124)	(738)
Reclassification adjustment for net losses realized on available-for-sale securities realized in net income, net of tax benefit of $2	0	4	0	4

Other comprehensive loss	(2,120)	(945)	(1,132)	(801)

Comprehensive income (loss)	$(639)	$(3,676)	$2,252	$(491)

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,384	$310
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	467	453
Accretion of premiums and discounts, net	(120)	(37)
Provision for loan losses	3,540	10,904
Net other operating activities	2,203	(5,766)

Total adjustment	6,090	5,554

Net cash provided by operating activities	9,474	5,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities available-for-sale	24,293	18,527
Proceeds from sales of investment securities available-for-sale	0	3,204
Proceeds from redemption of Federal Home Loan Bank stock	338	983
Purchase of premises and equipment, net	(221)	(271)
Purchase of investment securities available-for-sale	(53,868)	(38,994)
Purchase of Federal Home Loan Bank stock	(478)	(450)
Net decrease in federal funds sold	0	25
Net decrease (increase) in loan portfolio	18,309	(16,339)

Net cash used in investing activities	(11,627)	(33,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	8,987	35,395
Dividends paid	(3,274)	(4,146)
Increase (decrease) in borrowings	3,805	(10,108)
Purchase of treasury stock	(824)	(4,000)

Net cash provided by financing activities	8,694	17,141

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,541	(10,310)

CASH AND CASH EQUIVALENTS, beginning of period	20,674	28,459

CASH AND CASH EQUIVALENTS, end of period	$27,215	$18,149

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$9,758	$8,928
Income Taxes	99	3,907
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$7,035	$8,120

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature, except for the $7.7 million provision for loan losses resulting from the loan irregularities at Acceptance Loan Company (“ALC”) reported for the three- and six-month periods ended June 30, 2007. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2008. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies followed by the Company are set forth in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the three- and six-month periods ended June 30, 2008 and 2007. Common stock outstanding consists of issued shares less treasury stock. Diluted earnings (losses) per share for the three- and six-month periods ended June 30, 2008 and 2007, are computed based on the weighted average shares outstanding during the period plus the dilutive effect of outstanding stock options. There were no outstanding options during the periods ending June 30, 2008 or June 30, 2007.

The following table represents the earnings (losses) per share calculations for the three- and six-month periods ended June 30, 2008 and 2007, (dollars in thousands):

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the Three Months Ended:

June 30, 2008	$1,481	6,042,209	$0.25

June 30, 2007	$(2,731)	6,176,402	$(0.44)

For the Six Months Ended:

June 30, 2008	$3,384	6,052,473	$0.56

June 30, 2007	$310	6,207,125	$0.05

3. COMPREHENSIVE INCOME (LOSS)

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. On February 12, 2008, the Financial Accounting Standards Board (the “FASB”) issued Staff Position 157-2 which defers the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income, and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•

Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

•

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products, and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset backed, and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $224,379 in equity securities which are considered to be Level 1 securities.

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. During 2008, certain impaired loans were partially charged-off or re-evaluated for impairment, resulting in a remaining balance for these loans, net of specific allowances, of $10,079,020 as of June 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

Emerging Issues Task Force (“EITF”) 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements – EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded.

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

SEC Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings – SAB No. 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.

Accounting Standards Not Yet Adopted

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under SFAS No. 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS No. 162 will not impact our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which is a revision of SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. The Company is currently assessing the potential impact that SFAS No. 141(R) will have on the financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that the amount of consolidated net income attributable to the parent and to the controlling interests be clearly identified and presented on the face of the consolidated statement of income. The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. Prospective application of this Statement is required, except for the presentation and disclosure requirements, which must be applied retrospectively. The Company is currently assessing the potential impact that SFAS No. 160 will have on the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments, including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS No. 107 concentration of credit-risk disclosures. The provisions of this Statement are effective for fiscal years beginning after November 15, 2008, and earlier application is permitted. The Company is currently assessing the potential impact that SFAS No. 161 will have on the financial statements.

5. SEGMENT REPORTING

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and First United Security Bank’s (the “Bank”) significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended June 30, 2008:

Net interest income	$5,671	$3,042	$24	$0	$8,737
Provision for loan losses	772	1,408	0	0	2,180
Total non-interest income	1,394	153	1,755	(1,620)	1,682
Total non-interest expense	3,953	1,933	306	(69)	6,123

Income (loss) before income taxes	2,340	(146)	1,473	(1,551)	2,116
Provision for (benefit from) income taxes	690	(59)	4	0	635

Net income (loss)	$1,650	$(87)	$1,469	$(1,551)	$1,481

Other significant items:
Total assets	$666,406	$114,430	$92,258	$(203,697)	$669,397
Total investment securities	172,079	0	348	0	172,427
Total loans, net	411,708	98,513	0	(111,517)	398,704
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	9,700	63	78,016	(87,701)	78
Fixed asset addition	80	23	0	0	103
Depreciation and amortization expense	374	93	1	0	468
Total interest income from external customers	8,121	4,911	8	0	13,040
Total interest income from affiliates	1,868	0	15	(1,883)	0

For the six months ended June 30, 2008:

Net interest income	$11,242	$6,232	$40	$0	$17,514
Provision for loan losses	1,139	2,401	0	0	3,540
Total non-interest income	2,593	256	3,905	(3,721)	3,033
Total non-interest expense	7,920	3,799	553	(153)	12,119

Income before income taxes	4,776	288	3,392	(3,568)	4,888
Provision for income taxes	1,414	82	8	0	1,504

Net income	$3,362	$206	$3,384	$(3,568)	$3,384

Other significant items:
Fixed asset addition	$189	$32	$0	$0	$221
Depreciation and amortization expense	373	93	1	0	467
Total interest income from external customers	16,504	10,048	15	0	26,567
Total interest income from affiliates	3,816	0	26	(3,842)	0

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended June 30, 2007:

Net interest income	$6,429	$3,912	$20	$0	$10,361
Provision for loan losses	146	9,717	0	0	9,863
Total non-interest income	1,138	127	(357)	444	1,352
Total non-interest expense	3,833	2,018	227	(89)	5,989

Income (loss) before income taxes	3,588	(7,696)	(564)	533	(4,139)
Provision for (benefit from) income taxes	1,477	(2,891)	6	0	(1,408)

Net income (loss)	$2,111	$(4,805)	$(570)	$533	$(2,731)

Other significant items:
Total assets	$657,061	$131,879	$99,293	$(228,192)	$660,041
Total investment securities	135,453	0	431	0	135,884
Total loans, net	445,059	123,249	0	(127,535)	440,773
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	1,737	63	84,758	(86,480)	78
Fixed asset addition	49	45	0	0	94
Depreciation and amortization expense	186	40	3	0	229
Total interest income from external customers	9,170	6,033	6	0	15,209
Total interest income from affiliates	2,122	0	14	(2,136)	0

For the six months ended June 30, 2007:

Net interest income	$12,682	$8,148	$35	$0	$20,865
Provision for loan losses	358	10,546	0	0	10,904
Total non-interest income	2,248	238	2,899	(2,792)	2,593
Total non-interest expense	8,000	3,918	421	(182)	12,157

Income (loss) before income taxes	6,572	(6,078)	2,513	(2,610)	397
Provision for (benefit from) income taxes	2,369	(2,292)	10	0	87

Net income (loss)	$4,203	$(3,786)	$2,503	$(2,610)	$310

Other significant items:
Fixed asset addition	$139	$132	$0	$0	$271
Depreciation and amortization expense	371	77	5	0	453
Total interest income from external customers	17,965	12,366	12	0	30,343
Total interest income from affiliates	4,218	0	23	(4,241)	0

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing, and trading activities. These financial instruments include commitments to extend credit and standby letters of credit.

The Bank’s principal objective in holding derivative financial instruments is asset-liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank’s interest earning assets and the amount of interest bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank’s asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank has used a combination of derivative financial instruments, including interest rate swaps. During the period ending June 30, 2008, no interest rate swaps were used.

Two cash flow hedges with a notional amount of $18.0 million were terminated on March 31, 2005, that resulted in a $592,000 gain, which is reported in other comprehensive income. This gain was reclassified from other comprehensive income to income over the original remaining term of the swaps. Year-to-date 2008, $12,411 was reclassified into income. There was no remaining balance at June 30, 2008.

7. GUARANTEES, COMMITMENTS, AND CONTINGENCIES

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves, and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC, and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, has been named as a co-defendant. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants deny the allegations and intend to vigorously defend themselves in this action. The trial court recently denied the defendants’ motion to compel arbitration, and the defendants are in the process of appealing the trial court’s ruling with the Alabama Supreme Court. As a result, the defendants have not yet responded to the complaint, and no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

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

On April 29, 2008, the Company, the Bank and ALC (collectively, the “USB Companies”) filed a lawsuit in the Circuit Court of Clarke County, Alabama against McKean & Associates, P.A. (“McKean”) seeking an unspecified amount of compensatory and punitive damages. On May 13, 2008, the USB Companies filed an amended complaint adding Ernst & Young, LLP (“E&Y”) as a co-defendant in this lawsuit. The complaint, as amended, alleges that the defendants breached their contractual obligations to the USB Companies, the defendants breached their duty to exercise reasonable care in performing their audits on behalf of the USB Companies, and the defendants committed certain other torts relating to the audits of the USB Companies. McKean has filed an answer denying the allegations and filed a counterclaim against ALC seeking compensatory and an unspecified amount of punitive damages alleging that ALC has not paid McKean for certain services provided to ALC and that McKean has been defamed and suffered certain other injuries as a result of actions taken by ALC. The Company believes that this counterclaim is without merit, and the Company intends to vigorously defend itself. The USB Companies, McKean, and E&Y have agreed to non-binding mediation prior to the litigation between the parties moving forward. No discovery has been exchanged between the parties. Because of the early nature of this litigation, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

The Company and its subsidiaries also are parties to other litigation, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s derivative financial instruments are held for risk management and not for trading purposes. During the period ending June 30, 2008, there were no derivative contracts outstanding.

In the normal course of business, there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and others, which are not included in the consolidated financial statements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. A summary of these commitments and contingent liabilities is presented below.

	June 30,	December 31,
	2008	2007
	(In Thousands)
Standby Letters of Credit	$1,490	$620
Commitments to Extend Credit	$59,634	$47,275

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2008, is $1,490,000 and represents the Company’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At June 30, 2008, there were no outstanding commitments to purchase and sell securities for delayed delivery.

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

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States (“GAAP”) and with general practices within the financial services industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives, and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, is set forth in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The emphasis of this discussion is a comparison of assets, liabilities, and shareholder’s equity as of June 30, 2008, to year-end 2007, while comparing income and expense for the three- and six-month periods ended June 30, 2008 and 2007.

All yields and ratios presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operation appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

COMPARING THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2008, TO THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2007

Net income during the second quarter of 2008 was $1.5 million compared to a net loss of $2.7 million for the same period in 2007, resulting in an increase of basic net income (loss) per share from $(0.44) to $0.25. For the six months, net income increased from $310,000 in 2007 to $3.4 million in 2008, resulting in an increase of basic net income per share to $0.56. Annualized return on assets was 1.02% for the first six months of 2008, compared to 0.10% for the same period during 2007. Average return on shareholders’ equity increased to 8.49% for the first six months of 2008, from 0.70% during the first six months of 2007. Net income for the quarter-to-date and year-to-date 2007 was reduced by $5.5 million, net of tax, for losses resulting from the loan irregularities at ALC.

Interest income for the 2008 second quarter decreased $2.2 million, or 14.3%, compared to the second quarter of 2007. The decrease in interest income was primarily due to a decrease in interest earned on loans. This decrease is due to an overall decrease in the average yield and volume of loans outstanding. For the 2008 six-month period, interest income decreased $3.8 million, or 12.4%, over the same period last year. This decrease in interest income was primarily due to a decrease in interest earned on loans. The decrease in loan income is due to both decreases in volume and yields.

Interest expense for the 2008 second quarter decreased $545,000, or 11.2%, compared to the second quarter of 2007. Interest expense decreased $425,000, or 4.5%, to $9.1 million for the first six months of 2008, compared to $9.5 million for the first six months of 2007. This decrease was the result of decreased rates and volume of interest bearing deposits, primarily certificates of deposit.

Net interest income decreased $1.6 million, or 15.7%, for the second quarter of 2008, and decreased $3.4 million, or 16.1%, for the first six months of 2008, compared to the same periods in 2007, respectively. Asset yields have fallen faster than funding rates, as prime adjustable loans have priced down much faster than certificates of deposit. As interest rates have stabilized, we are able to reprice maturing certificates of deposit and our net interest margin has improved over the first quarter of 2008.

The provision for loan losses was $2.2 million, or 2.1% annualized of average loans, in the second quarter of 2008, compared to $9.9 million, or 8.6% annualized of average loans, in the second quarter of 2007. The provision for loan losses decreased to $3.5 million year-to-date 2008, or 1.7% annualized of average loans, compared to $10.9 million, or 4.8% annualized of average loans, in 2007. $7.7 million of the provision for loan losses in 2007 was related to losses identified in the investigation of loan irregularities at ALC. Charge-offs exceeded recoveries by $4.2 million for the six-month period, a decrease of approximately $4.0 million over the same period in the prior year.

Total non-interest income increased $330,000, or 24.4%, for the second quarter of 2008, and $440,000, or 17.0%, for the first six months of 2008. Service charges and fees on deposit accounts increased $7,000 quarter-to-date and $41,000 year-to-date 2008, compared to the same periods in 2007. Income on bank-owned life insurance increased $6,000 quarter-to-date and $13,000 year-to-date 2008, compared to the same periods in 2007. Commissions on credit insurance increased $15,000 quarter-to-date and $5,000 year-to-date. Letters of credit and commitment fees increased $3,000 quarter-to-date and $5,000 year-to-date. All other fees and charges increased $298,000 quarter-to-date and $376,000 year-to-date when compared to the same periods in 2007. Gains from the sale of other real estate owned amounted to $253,000 and is included in other income.

Total non-interest expense increased $134,000, or 2.2%, quarter-to-date and decreased $38,000, or 0.3%, year-to-date 2008 when compared to the same periods in 2007. Salary and employee benefits decreased $326,000 when comparing second quarter 2008 to 2007 and $639,000 year-to-date 2008 compared to the same period in 2007. These decreases are due primarily to reduced incentive accruals. For the three months ending June 30, 2008, advertising expense increased $54,000, legal and professional fees increased $225,000, telephone and data circuit expense decreased $63,000, and impairment losses on limited partnerships decreased $13,700 when compared to the same quarter in 2007. On a year-to-date basis, advertising expense increased $60,000, legal and professional fees increased $243,000, telephone and data circuit expense increased $45,000, and impairment losses on limited partnerships decreased $41,500 when compared to the same period in 2007.

Income tax expense for the second quarter of 2008 was $635,000, compared to a tax benefit of $2.7 million in 2007. Income tax expense for the first six months of 2008 increased $1.4 million over the first six months of 2007. The increase during the first six months of 2008 compared to 2007 resulted from higher levels of taxable income. Management estimates the effective tax rate for the Company to be approximately 30% of pre-tax income for the period ending December 31, 2008.

COMPARING THE JUNE 30, 2008, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2007

In comparing financial condition at December 31, 2007, to June 30, 2008, total assets increased $9.5 million to $669.4 million, while liabilities increased $11.3 million to $591.7 million. Shareholders’ equity decreased $1.8 million as a result of other comprehensive loss of $1.1 million and an increase in treasury stock of $0.8 million, offset by earnings in excess of dividends of $0.1 million during the first six months of 2008.

Investment securities increased $27.9 million, or 19.3%, during the first six months of 2008. Investments provide United Security with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $29.6 million, from $436.1 million at December 31, 2007, to $406.5 million at June 30, 2008, as a result of the continued slowdown in construction and real estate development in the trade areas served by the Company. Deposits increased $9.0 million, or 1.9%, during the first six months of 2008.

CREDIT QUALITY

At June 30, 2008, the allowance for loan losses was $7.8 million, or 1.9%, of loans net of unearned income, compared to $10.4 million, or 2.3%, of loans net of unearned income at June 30, 2007, and $8.5 million, or 2.0% of loans net of unearned income at December 31, 2007. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 23.1% at June 30, 2008, compared to 39.4% at December 31, 2007, due to increases in loans on non-accrual, accruing loans past due 90 days or more and other real estate owned.

Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	Six Months Ended
	June 30,
	2008	2007
Balance at Beginning of Period	$8,535	$7,664

Charge-Offs	(5,294)	(8,740)
Recoveries	1,065	551

Net Loans Charged-Off	(4,229)	(8,189)

Additions Charged to Operations	3,540	10,904

Balance at End of Period	$7,846	$10,379

Net charge-offs for the six months ended June 30, 2008, were $4.2 million, or 2.0% of average loans on an annualized basis, a decrease of $4.0 million from the charge-offs of $8.2 million, or 3.6% of average loans on an annualized basis, reported a year earlier. The provision for loan losses for the first six months of 2008 was $3.5 million, compared to $10.9 million in the first six months of 2007. The large net charge-offs and provision for loan losses in 2007 are both primarily attributable to losses identified in the investigation of loan irregularities at ALC.

The Company maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including, but not limited to, management’s estimate of: (a) future economic conditions, (b) the financial condition and liquidity of certain loan customers, and (c) collateral values of property securing certain loans. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Non-performing assets were as follows (amounts in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007
Loans Accounted for on a Non-Accrual Basis	$9,887	$5,253	$4,853
Accruing Loans Past Due 90 Days or More	7,550	5,240	6,342
Real Estate Acquired in Settlement of Loans	16,545	11,156	8,520

Total	$33,982	$21,649	$19,715
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	8.03%	4.84%	4.29%

Non-performing assets as a percentage of net loans and other real estate was 8.0% at June 30, 2008, compared to 4.8% at December 31, 2007. This increase is due to a $4.6 million increase in loans on non-accrual, a $2.3 million increase in accruing loans past due 90 days or more, and a $5.4 million increase in real estate acquired in settlement of loans. Loans on non-accrual increased as a result of placing nine commercial real estate loans totaling $9.1 million on non-accrual status, offset by transferring three loans totaling $4.5 million to real estate acquired in settlement of loans. Approximately $6.0 million of these loans were identified at year-end 2007 as impaired but were not on non-accrual status. The increase in accruing loans past due 90 days or more can be attributed to one commercial real estate line in the amount of $2.5 million, which was in process of renewal but not completed until after quarter-end. Other real estate acquired in settlement of loans as of June 30, 2008, consists of 17 residential properties and 11 commercial properties totaling $11.6 million at the Bank and 109 residential properties totaling $4.9 million at ALC. Management is making considerable efforts to dispose of these properties in a timely manner, but the slowdown in the housing market will continue to have a negative impact on these sales. Management has been aggressive in identifying problem loans and will continue to monitor the loan portfolio for any signs of deterioration, especially in the real estate portfolio. Management believes by closely monitoring these non-performing loans, through aggressive collection efforts, non-performing assets can be reduced. Management reviews these loans and reports to the Board of Directors monthly. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when underlying collateral values and management’s belief that the financial strength of the borrowers are sufficient to protect the Company from loss. If at any time management determines there may be a loss of interest or principal, these loans will be placed on non-accrual status and their asset value downgraded.

Impaired loans totaled $11.2 million, $15.7 million, and $4.9 million as of June 30, 2008, December 31, 2007, and June 30, 2007, respectively. In the first six months of 2008, impaired loans declined $4.5 million; $5.5 million was transferred to other real estate owned, $0.7 million was charged off, $2.7 million was added, and $1.0 million was upgraded or paid. There was approximately $1.1 million and $1.6 million in the allowance for loan losses specifically allocated to these impaired loans at June 30, 2008, and December 31, 2007, respectively.

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

The Bank currently has up to $110.5 million in borrowing capacity from the Federal Home Loan Bank and $10.0 million in established federal fund lines.

The Bank is required to maintain certain levels of regulatory capital. As of June 30, 2008 and December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under regulatory framework for proper corrective action.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources, or operation of the Company. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. See Note 7 to Item 1, “Guarantees, Commitments, and Contingencies,” for a discussion of such claims and legal actions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary functions of asset and liability management are to (1) assure adequate liquidity; (2) maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities; (3) maximize the profit of the Bank; and (4) reduce risks to the Bank’s capital. Liquidity management involves the ability to meet day-to-day cash flow requirements of the Bank’s customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities that it serves. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during changes in market interest rates. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on the net interest margin.

The asset portion of the balance sheet provides liquidity primarily from principal payments, maturities and sales relating to loans, and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $204.8 million at December 31, 2007, and $184.3 million at June 30, 2008.

Investment securities that are forecast to mature or reprice over the next twelve months total $7.1 million, or 4.14%, of the investment portfolio as of June 30, 2008. For comparison, principal payments on investment securities totaled $19.8 million at June 30, 2008.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of June 30, 2008, the bond portfolio had an expected average maturity of 3.8 years, and approximately 71.2% of the $172.0 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at June 30, 2008, had long-term debt and short-term borrowings that, on average, represented 13.7% of total liabilities and equity, compared to 12.3% at year-end 2007.

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

As part of the ongoing monitoring of interest-sensitive assets and liabilities, the Bank has in the past entered into various interest rate protection contracts to help manage the Bank’s interest sensitivity. These contracts generally have a fixed notional principal amount and include interest rate swaps where the Bank typically receives or pays a fixed-rate and a counter party pays or receives a floating-rate based on a specified index, and interest rate caps and floors purchased where the Bank receives interest if the specified index falls below the floor rate or rises above the cap rate. All interest rate swaps represent end-user activities and are designed as hedges. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company’s interest risk management program. The income or expense associated with interest rate swaps, caps, and floors classified as hedges ultimately are reflected as adjustments to interest income or expense. Changes in the estimated market value of interest rate protection contracts are reflected in either the Bank’s income statement or balance sheet. No interest rate protection contracts were used in the period ending June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its reports filed with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms. Disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As of June 30, 2008, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 7 to Item 1, “Guarantees, Commitments, and Contingencies,” for information regarding certain litigation matters relating to the Company and its subsidiaries.

The Company and its subsidiaries also are parties to litigation other than as described in Note 7 to Item 1, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
April 1 – April 30	3,099	(2)	$18.68	(2)	2,919	268,019
May 1 – May 31	3,953		$17.71		3,953	264,066
June 1 – June 30	1,950		$17.13		1,950	262,116

Total	9,002		$17.92		8,822	262,116

(1)	On December 20, 2007, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2008, the expiration date of the extended repurchase program.
(2)	180 shares were purchased by a trust, which is part of the Company’s general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan; and 2,919 shares were purchased under the share repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 13, 2008. At the meeting, the shareholders of the Company were asked to vote on the election of 12 directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified and to consider two shareholder proposals. The results of the shareholder voting on these matters are summarized as follows:

Proposal 1: Election of Directors

Director	For	Withheld
Dan R. Barlow	4,291,043	555,406
Linda H. Breedlove	4,229,046	617,403
Gerald P. Corgill	4,421,235	425,214
Wayne C. Curtis	4,257,857	588,592
John C. Gordon	4,297,031	549,418
William G. Harrison	4,272,907	573,542
Hardie B. Kimbrough	4,289,143	557,306
Jack W. Meigs	4,296,375	550,074
R. Terry Phillips	4,261,189	585,260
James C. Stanley	4,399,367	447,082
Howard M. Whitted	4,297,075	549,374
Bruce N. Wilson	4,243,301	603,148

Proposal 2: Shareholder Proposal Relating to the Company Aggressively Seeking a Merger

For	Against	Abstain	Non-Votes
695,330	3,423,330	75,389	652,400

Proposal 3: Shareholder Proposal Relating to the Process for Nominating, Evaluating, and Electing Directors

For	Against	Abstain	Non-Votes
1,001,875	3,110,482	81,692	652,400

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE:	August 8, 2008

BY:	/s/ Robert Steen
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