Form 10-Q
period 2008-09-30
UNITED SECURITY BANCSHARES INC
filed 2008-11-07
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

(334) 636-5424

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2008
Common Stock, $0.01 par value	6,020,154 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (the “Company”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements, including the factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. With respect to the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Per Share Data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and Due from Banks	$12,988	$13,247
Interest-Bearing Deposits in Banks	15,142	7,427

Cash and Cash Equivalents	28,130	20,674
Investment Securities Available-for-Sale	172,493	144,531
Federal Home Loan Bank Stock	5,236	5,096
Loans, net of allowance for loan losses of $7,916 and $8,535, respectively	399,463	427,588
Premises and Equipment, net	17,744	18,132
Cash Surrender Value of Bank-Owned Life Insurance	11,264	10,946
Accrued Interest Receivable	4,918	6,141
Goodwill	4,098	4,098
Investment in Limited Partnerships	2,034	2,037
Other Real Estate Owned	17,126	11,156
Other Assets	7,725	9,497

Total Assets	$670,231	$659,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$488,204	$478,554
Accrued Interest Expense	3,345	3,936
Short-Term Borrowings	2,078	11,212
Long-Term Debt	90,000	77,518
Other Liabilities	8,627	9,108

Total Liabilities	$592,254	$580,328

Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued; 6,026,656 and 6,085,192 shares outstanding, respectively	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Income	589	875
Retained Earnings	89,044	89,348
Less Treasury Stock: 1,290,904 and 1,232,368 shares at cost, respectively	(20,962)	(19,961)

Total Shareholders’ Equity	$77,977	$79,568

Total Liabilities and Shareholders’ Equity	$670,231	$659,896

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$10,535	$13,056	$32,860	$39,760
Interest on Investment Securities	2,299	2,027	6,541	5,666

Total Interest Income	12,834	15,083	39,401	45,426

INTEREST EXPENSE:
Interest on Deposits	3,047	4,112	10,174	11,504
Interest on Borrowings	941	987	2,867	3,073

Total Interest Expense	3,988	5,099	13,041	14,577

NET INTEREST INCOME	8,846	9,984	26,360	30,849

PROVISION FOR LOAN LOSSES	1,927	6,786	5,467	17,690

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,919	3,198	20,893	13,159

NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	842	856	2,448	2,421
Credit Life Insurance Income	295	186	554	440
Other Income	404	489	1,572	1,263

Total Non-Interest Income	1,541	1,531	4,574	4,124

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,276	3,192	9,641	10,196
Occupancy Expense	503	571	1,403	1,410
Furniture and Equipment Expense	361	355	1,064	1,019
Other Expense	2,263	3,170	6,414	6,820

Total Non-Interest Expense	6,403	7,288	18,522	19,445

INCOME (LOSS) BEFORE INCOME TAXES	2,057	(2,559)	6,945	(2,162)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	655	(692)	2,159	(605)

NET INCOME (LOSS)	$1,402	$(1,867)	$4,786	$(1,557)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.23	$(0.30)	$0.79	$(0.25)

DIVIDENDS PER SHARE	$0.27	$0.26	$0.81	$0.93

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net income (loss)	$1,402	$(1,867)	$4,786	$(1,557)

Other comprehensive income (loss):
Reclassification adjustment for net gains realized on derivatives in net income (loss), net of taxes of $0, $20, $5 and $60, respectively	0	(34)	(7)	(101)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax (benefits) of $460, $563, ($215), and $120, respectively	766	938	(358)	200
Reclassification adjustment for net (gains) losses realized on available-for-sale securities realized in net income (loss), net of tax (benefits) of ($48), $1, ($48) and ($1), respectively	80	(2)	80	2

Other comprehensive income (loss)	846	902	(285)	101

Comprehensive income (loss)	$2,248	$(965)	$4,501	$(1,456)

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$4,786	$(1,557)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	700	684
Accretion of premiums and discounts, net	(178)	(109)
Provision for loan losses	5,467	17,690
Net other operating activities	4,664	(2,859)

Total adjustment	10,653	15,406

Net cash provided by operating activities	15,439	13,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities available-for-sale	36,923	27,482
Proceeds from sales of investment securities available-for-sale	10,806	5,189
Proceeds from redemption of Federal Home Loan Bank stock	338	983
Purchase of premises and equipment, net	(673)	(338)
Purchase of investment securities available-for-sale	(76,087)	(46,114)
Decrease in cash acquired in consolidation of limited partnership	(20)	(2)
Purchase of Federal Home Loan Bank stock	(478)	(450)
Net decrease in federal funds sold	0	25
Net increase (decrease) in loan portfolio	14,115	(16,666)

Net cash used in investing activities	(15,076)	(29,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	9,650	36,670
Dividends paid	(4,905)	(5,753)
Increase (decrease) in borrowings	3,349	(9,671)
Purchase of treasury stock	(1,001)	(4,524)

Net cash provided by financing activities	7,093	16,722

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,456	680

CASH AND CASH EQUIVALENTS, beginning of period	20,674	28,459

CASH AND CASH EQUIVALENTS, end of period	$28,130	$29,139

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$13,632	$13,852
Income Taxes	111	3,979
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$8,686	$9,886

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature, except for the $12.2 million adjustment for losses resulting from the loan irregularities at Acceptance Loan Company, Inc. (“ALC”) reported for the three- and nine-month periods ended September 30, 2007. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2008. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies followed by the Company are set forth in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the three- and nine-month periods ended September 30, 2008 and 2007. Common stock outstanding consists of issued shares less treasury stock. Diluted net income (loss) per share for the three- and nine-month periods ended September 30, 2008 and 2007 are computed based on the weighted average shares outstanding during the period plus the dilutive effect of outstanding stock options. There were no outstanding options during the periods ended September 30, 2008 or 2007.

The following table represents the net income (loss) per share calculations for the three- and nine-month periods ended September 30, 2008 and 2007 (dollars in thousands, except per share data):

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the Three Months Ended:

September 30, 2008	$1,402	6,031,632	$0.23

September 30, 2007	$(1,867)	6,165,568	$(0.30)

For the Nine Months Ended:

September 30, 2008	$4,786	6,045,526	$0.79

September 30, 2007	$(1,557)	6,193,272	$(0.25)

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. On February 12, 2008, the Financial Accounting Standards Board (the “FASB”) issued Staff Position 157-2 which defers the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income, and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products, and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset backed, and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $247,008 in equity securities which are considered to be Level 1 securities.

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. During 2008, certain impaired loans were partially charged-off or re-evaluated for impairment, resulting in a remaining balance for these loans, net of specific allowances, of $16,792,647 as of September 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

5. SEGMENT REPORTING

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and First United Security Bank’s (the “Bank”) significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended September 30, 2008:

Net interest income (expense)	$5,726	$3,158	$(38)	$0	$8,846
Provision for loan losses	611	1,316	0	0	1,927
Total non-interest income	1,002	222	1,930	(1,613)	1,541
Total non-interest expense	4,197	1,890	619	(303)	6,403

Income before income taxes	1,920	174	1,273	(1,310)	2,057
Provision for income taxes	556	92	7	0	655

Net income	$1,364	$82	$1,266	$(1,310)	$1,402

Other significant items:
Total assets	$666,869	$112,088	$92,590	$(201,316)	$670,231
Total investment securities	172,123	0	370	0	172,493
Total loans, net	412,325	95,988	0	(108,850)	399,463
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	9,825	63	78,437	(88,247)	78
Fixed asset addition	137	68	247	0	452
Depreciation and amortization expense	181	52	0	0	233
Total interest income from external customers	7,828	4,999	7	0	12,834
Total interest income from affiliates	1,780	0	16	(1,796)	0

For the nine months ended September 30, 2008:

Net interest income	$16,968	$9,390	$2	$0	$26,360
Provision for loan losses	1,750	3,717	0	0	5,467
Total non-interest income	3,596	478	5,863	(5,363)	4,574
Total non-interest expense	12,117	5,689	1,172	(456)	18,522

Income before income taxes	6,697	462	4,693	(4,907)	6,945
Provision for income taxes	1,970	174	15	0	2,159

Net income	$4,727	$288	$4,678	$(4,907)	$4,786

Other significant items:
Fixed asset addition	$318	$108	$247	$0	$673
Depreciation and amortization expense	555	145	0	0	700
Total interest income from external customers	24,332	15,047	22	0	39,401
Total interest income from affiliates	5,596	0	41	(5,637)	0

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended September 30, 2007:

Net interest income (expense)	$6,418	$3,608	$(42)	$0	$9,984
Provision for loan losses	347	6,439	0	0	6,786
Total non-interest income	1,157	126	1,937	(1,689)	1,531
Total non-interest expense	4,226	2,814	481	(233)	7,288

Income (loss) before income taxes	3,002	(5,519)	1,414	(1,456)	(2,559)
Provision for (benefit from) income taxes	321	(1,018)	5	0	(692)

Net income (loss)	$2,681	$(4,501)	$1,409	$(1,456)	$(1,867)

Other significant items:
Total assets	$662,657	$121,157	$96,950	$(221,808)	$658,956
Total investment securities	133,223	0	415	0	133,638
Total loans, net	441,456	112,892	0	(123,551)	430,797
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	1,777	63	82,996	(84,758)	78
Fixed asset addition	10	39	18	0	67
Depreciation and amortization expense	182	46	3	0	231
Total interest income from external customers	9,351	5,724	8	0	15,083
Total interest income from affiliates	2,062	0	15	(2,077)	0

For the nine months ended September 30, 2007:

Net interest income (expense)	$19,100	$11,756	$(7)	$0	$30,849
Provision for loan losses	705	16,985	0	0	17,690
Total non-interest income	3,405	364	2,744	(2,389)	4,124
Total non-interest expense	12,226	6,732	902	(415)	19,445

Income (loss) before income taxes	9,574	(11,597)	1,835	(1,974)	(2,162)
Provision for (benefit from) income taxes	2,690	(3,311)	16	0	(605)

Net income (loss)	$6,884	$(8,286)	$1,819	$(1,974)	$(1,557)

Other significant items:
Fixed asset addition	$149	$154	$35	$0	$338
Depreciation and amortization expense	552	124	8	0	684
Total interest income from external customers	27,316	18,091	19	0	45,426
Total interest income from affiliates	6,280	0	38	(6,318)	0

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing, and trading activities. These financial instruments include commitments to extend credit and standby letters of credit.

The Bank’s principal objective in holding derivative financial instruments is asset-liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank’s interest earning assets and the amount of interest bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank’s asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps. During the period ending September 30, 2008, no interest rate swaps were used.

Two cash flow hedges with a notional amount of $18.0 million were terminated on March 31, 2005 that resulted in a $592,000 gain, which is reported in other comprehensive income. This gain will be reclassified from other comprehensive income to income over the original remaining term of the swaps. Year-to-date 2008, $12,411 was reclassified into income. There was no remaining balance at September 30, 2008.

7. GUARANTEES, COMMITMENTS, AND CONTINGENCIES

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves, and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC, and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, has been named as a co-defendant. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants deny the allegations and intend to vigorously defend themselves in this action. The trial court denied the defendants’ motion to compel arbitration, and the defendants are in the process of appealing the trial court’s ruling to the Alabama Supreme Court. As a result, the defendants have not yet responded to the complaint, and no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

On April 1, 2008, E. Mark Ezell, Mark Ezell Family, LLC, Nena M. Morris, Mark Ezell Investment & Property Management, LLC, Patricia W. Ezell, J.W. Ezell, Ranier W. Ezell, and Bradley H. Ezell, all shareholders of the Company (collectively, the “Shareholder Plaintiffs”), filed a lawsuit in the Circuit Court of Choctaw County, Alabama against the Company, ALC, Robert Steen, and Mauldin & Jenkins, LLC seeking an unspecified amount of compensatory and punitive damages. On October 31, 2008, the Shareholder Plaintiffs amended the complaint to add Terry Phillips, President and Chief Executive Officer of the Company, as a co-defendant. The Shareholder Plaintiffs seek both direct and derivative relief and allege that the defendants committed fraud and various other breaches relating to loans made by ALC, resulting in damage to both the Shareholder Plaintiffs and the Company. The Company, the named officers, and ALC deny the allegations focused on them and intend to vigorously defend themselves in this action. The defendants are in the process of responding to the complaint, and no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

On April 29, 2008, the Company, the Bank and ALC (collectively, the “USB Companies”) filed a lawsuit in the Circuit Court of Clarke County, Alabama against McKean & Associates, P.A. (“McKean”) seeking an unspecified amount of compensatory and punitive damages. On May 13, 2008, the USB Companies filed an amended complaint adding Ernst & Young, LLP as a co-defendant in the lawsuit. The USB Companies filed an additional amended complaint on August 20, 2008 adding Mauldin & Jenkins, LLC as a co-defendant. The complaint, as amended, alleges that the defendants breached their contractual obligations to the USB Companies, the defendants breached their duty to exercise reasonable care in performing their audits on behalf of the USB Companies, and the defendants committed certain other torts relating to the audits of the USB Companies. McKean has filed a counterclaim against ALC seeking compensatory and an unspecified amount of punitive damages alleging that ALC has not paid McKean for certain services provided to ALC and that McKean has been defamed and suffered certain other injuries as a result of actions taken by ALC. The Company believes that this counterclaim is without merit and intends to vigorously defend itself against these allegations. The parties recently engaged in non-binding mediation, but no resolution of this matter was reached. The parties are now engaged in discovery. Because of the early nature of this litigation, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

The Bank was informed by letter dated September 30, 2008, that the U.S. Department of Justice (the “DOJ”) might initiate the filing of a complaint in the U.S. District Court for the Southern District of Alabama against the Bank alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act. The Company believes that the Bank’s lending practices have complied with all applicable laws, and the Bank has been cooperating fully with the DOJ in this matter. It is too early to assess whether the resolution of this matter will have a material adverse effect on the Company’s financial position or results of operations.

The Company and its subsidiaries also are parties to other litigation, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits, and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s derivative financial instruments are held for risk management and not for trading purposes. During the period ending September 30, 2008, there were no derivative contracts outstanding.

In the normal course of business, there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and others, which are not included in the consolidated financial statements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. A summary of these commitments and contingent liabilities is presented below (dollars in thousands):

	September 30, 2008	December 31, 2007
Standby Letters of Credit	$1,575	$620
Commitments to Extend Credit	$56,718	$47,275

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2008, is $1,575,092 and represents the Company’s total credit risk for such instruments.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At September 30, 2008, there were no outstanding commitments to purchase and sell securities for delayed delivery.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security Bancshares, Inc. (the “Company”). The Company is the parent holding company of First United Security Bank (the “Bank”). The Bank operates a finance company, Acceptance Loan Company, Inc. (“ALC”). The Company has no operations of any consequence other than the ownership of its subsidiaries.

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

The emphasis of this discussion is a comparison of assets, liabilities, and shareholder’s equity as of September 30, 2008, to year-end 2007, while comparing income and expense for the three- and nine-month periods ended September 30, 2008 and 2007.

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

COMPARING THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008, TO THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007

Net income during the third quarter of 2008 was $1.4 million, compared to a net loss of $1.9 million for the same period of 2007, resulting in an increase of basic net income (loss) per share from $(0.30) to $0.23. For the nine months, net income increased to $4.8 million, compared to a loss of $1.6 million in 2007, resulting in an increase of basic net income per share to $0.79. Annualized return on assets was 0.96% for the first nine months of 2008, compared to (1.10%) for the same period during 2007. Average return on shareholders’ equity increased to 8.10% for the first nine months of 2008, from (2.38%) during the first nine months of 2007. Net income for the quarter-to-date 2007 was reduced by $3.2 million, net of tax, and $8.8 million, net of tax, for the year-to-date 2007, due to losses resulting from the loan irregularities at ALC.

Interest income for the 2008 third quarter decreased $2.2 million, or 14.9%, compared to the third quarter of 2007. The decrease in interest income was primarily due to a decrease in interest earned on loans of $2.5 million, offset somewhat by a $0.3 million increase in interest earned on investment securities. This decrease in interest earned on loans is due to an overall decline in the average yield and volume of loans outstanding. The increase in interest earned on investment securities is due to an increase in the average volume of investment securities. For the 2008 nine-month period, interest income decreased $6.0 million, or 13.3%, over the same period last year. This decrease in interest income was primarily due to a decrease in interest earned on loans of $6.9 million, offset by a $0.9 million increase in interest earned on investment securities. The decrease in interest income on loans is due to both decreases in volume and yield. The increase in investment income was due to an increase in investment securities. Loan volume has declined, as loan demand in our market areas has been affected by the slowing economy. Investment securities have increased as loan volume has decreased.

Interest expense for the 2008 third quarter decreased $1.1 million, or 21.8%, compared to the third quarter of 2007. Interest expense decreased $1.5 million, or 10.5%, to $13.0 million for the first nine months of 2008, compared to $14.6 million for the first nine months of 2007. These decreases, quarter-to-date and year-to-date, were the result of decreased rates paid on interest bearing deposits, offset by increased volume of interest bearing deposits, primarily certificates of deposit, and decreased rates paid on borrowed funds, offset by an increase in borrowed funds.

Net interest income decreased $1.1 million, or 11.4%, for the third quarter of 2008 and decreased $4.5 million, or 14.6%, for the first nine months of 2008, compared to the same periods in 2007, respectively. Asset yields have fallen faster than funding rates as prime adjustable loans have priced down much faster than certificates of deposit. The Federal Reserve lowered short-term interest rates by 2.00% in the first quarter of 2008 and by 0.25% in the second quarter. As interest rates stabilized, we were able to reprice maturing certificates of deposit, and our third quarter net interest margin has improved over the first and second quarter of 2008.

The provision for loan losses was $1.9 million, or 1.9% annualized of average loans, in the third quarter of 2008, compared to $6.8 million, or 6.1% annualized of average loans, in the third quarter of 2007. The provision for loan losses decreased to $5.5 million year-to-date 2008, or 1.7% annualized of average loans, compared to $17.7 million, or 5.2% annualized of average loans, in 2007. $9.1 million of the provision for loan losses in 2007 was related to losses identified in the investigation of loan irregularities at ALC. Charge-offs exceeded recoveries by $6.1 million for the 2008 nine-month period, a decrease of approximately $7.6 million over the same period in the prior year.

Total non-interest income increased $10,000, or 0.7%, for the third quarter of 2008, and $0.5 million, or 10.9%, for the first nine months of 2008. Service charges and fees on deposit accounts decreased $14,000 quarter-to-date and increased $27,000 year-to-date 2008, compared to the same periods in 2007. Income on bank-owned life insurance increased $5,000 quarter-to-date and $18,000 year-to-date 2008, compared to the same periods in 2007. Commissions on credit insurance increased $109,000 quarter-to-date and $114,000 year-to-date. Letters of credit and commitment fees decreased $500 quarter-to-date and increased $5,000 year-to-date. All other fees and charges decreased $89,000 quarter-to-date and increased $287,000 year-to-date, compared to the same periods in 2007. Net gains from the sale of other real estate owned amounted to $233,000 year-to-date 2008 and is included in other income. During the third quarter of 2008 the Company recognized an other-than-temporary impairment charge of $468,000, related to the investment in 12,000 shares of Freddie Mac preferred stock. This impairment charge is included in net loss on the sale of investment securities of $128,000 year-to-date, and is included in other income.

Total non-interest expense decreased $0.9 million, or 12.1%, quarter-to-date and decreased $0.9 million, or 4.7%, year-to-date 2008, compared to the same periods in 2007. Salary and employee benefits increased $84,000 when comparing the third quarter 2008 to 2007 and decreased $0.6 million year-to-date 2008, compared to the same period in 2007. The decrease year-to-date is due primarily to reduced incentive accruals. The increase quarter-to-date is the result of salary and benefits associated with two new executive officers hired in April and July of 2008. For the three months ending September 30, 2008, advertising expense increased $1,000, legal and professional fees increased $21,000, telephone and data circuit expense decreased $123,000, and impairment losses on limited partnerships increased $82,000, compared to the same quarter in 2007. On a year-to-date basis, advertising expense increased $61,000, legal and professional fees increased $264,000, telephone and data circuit expense decreased $78,000, and impairment losses on limited partnerships increased $42,000, compared to the same period in 2007.

Income tax expense for the third quarter of 2008 was $655,000, compared to a tax benefit of $692,000 in 2007. Income tax expense for the first nine months of 2008 was $2.2 million, compared to a tax benefit of $605,000 in 2007. For both the three-month and nine-month periods in 2007, the tax benefits were based on taxable losses while 2008 expense is based on taxable income. Management estimates the effective tax rate for the Company to be approximately 31% of pre-tax income for the year ending December 31, 2008.

COMPARING THE SEPTEMBER 30, 2008, STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2007

In comparing financial condition at December 31, 2007 to September 30, 2008, total assets increased $10.3 million to $670.2 million, while liabilities increased $11.9 million to $592.3 million. Shareholders’ equity decreased $1.6 million due to dividends paid of $4.9 million, net income of $4.8 million, treasury stock increase of $1.0 million, offset by a decrease in other comprehensive income of $0.3 million during the first nine months of 2008.

Investment securities increased $28.0 million, or 19.3%, during the first nine months of 2008. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $28.7 million, from $436.1 million at December 31, 2007, to $407.4 million at September 30, 2008, as a result of a slowdown in the overall economy, especially in construction and real estate development, in the trade areas served by the Company. Deposits increased $9.7 million, or 2.0%, during the first nine months of 2008.

CREDIT QUALITY

At September 30, 2008, the allowance for loan losses was $7.9 million, or 1.9% of loans net of unearned income, compared to $11.6 million, or 2.6% of loans net of unearned income, at September 30, 2007, and $8.5 million, or 2.0% of loans net of unearned income, at December 31, 2007. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 24.9% at September 30, 2008, compared to 39.4% at December 31, 2007, due to increases in loans on non-accrual and other real estate owned, offset by a small decrease in loans past due 90 days or more.

Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007
Balance at Beginning of Period	$8,535	$7,664

Charge-Offs	(7,577)	(14,536)
Recoveries	1,491	812

Net Loans Charged-Off	(6,086)	(13,724)

Additions Charged to Operations	5,467	17,690

Balance at End of Period	$7,916	$11,630

Net charge-offs for the nine months ended September 30, 2008 were $6.1 million, or 1.9% of average loans on an annualized basis, a decrease of 55.7%, or $7.6 million, from the net charge-offs of $13.7 million, or 4.0% of average loans on an annualized basis, reported a year earlier. Net charge-offs at the Bank were $1.3 million as of September 30, 2008, and $0.6 million as of September 30, 2007. ALC had net charge-offs at September 30, 2008 of $4.8 million and $13.1 million at September 30, 2007. The provision for loan losses for the first nine months of 2008 was $5.5 million, compared to $17.7 million in the first nine months of 2007. The large net charge-offs and the provision for loan losses in 2007 are both attributable to losses identified in the investigation of loan irregularities at ALC.

The Company maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to management’s estimate of: (a) future economic conditions, (b) the financial condition and liquidity of certain loan customers, and (c) collateral values of property securing certain loans. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. There can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additions to the allowances will not be required.

Non-performing assets were as follows (dollars in thousands):

	September 30, 2008	December 31, 2007	September 30, 2007
Loans Accounted for on a Non-Accrual Basis	$10,442	$5,253	$4,795
Accruing Loans Past Due 90 Days or More	4,215	5,240	8,096
Real Estate Acquired in Settlement of Loans	17,126	11,156	9,551

Total	$31,783	$21,649	$22,442

Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	7.49%	4.84%	4.97%

Non-performing assets as a percentage of net loans and other real estate was 7.5% at September 30, 2008, compared to 4.8% at December 31, 2007. This increase is due to a $5.2 million increase in loans on non-accrual, a $1.0 million decrease in accruing loans past due 90 days or more, and a $6.0 million increase in real estate acquired in settlement of loans. Loans on non-accrual increased as a result of placing 10 commercial real estate loans totaling $11.2 million on non-accrual status, offset by transferring 3 loans totaling $4.5 million to real estate acquired in settlement of loans. Approximately $6.0 million of these loans were identified at year-end 2007 as impaired but were not on non-accrual status. Other real estate acquired in settlement of loans as of September 30, 2008 consists of 26 residential properties and 13 commercial properties totaling $11.6 million at the Bank and 119 residential properties and 1 commercial property totaling $5.5 million at ALC. Management is making considerable efforts to dispose of these properties in a timely manner, but the slowdown in the housing market will continue to have a negative impact on these sales. Management has been aggressive in identifying problem loans and will continue to monitor the loan portfolio for any signs of deterioration, especially in the real estate portfolio. Management believes by closely monitoring these non-performing loans, through aggressive collection efforts, non-performing assets can be reduced. Management reviews these loans and reports to the Board of Directors monthly. Loans past due 90 days or more and still accruing interest are reviewed closely by management and are allowed to continue accruing only when underlying collateral values and management’s belief in the financial strength of the borrowers are sufficient to protect the Company from loss. If at any time management determines there may be a loss of interest or principal, these loans will be placed on non-accrual status and their asset value downgraded.

Impaired loans totaled $17.9 million, $15.7 million, and $10.6 million as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively. In the first nine months of 2008, impaired loans increased $2.2 million due to the following: $5.7 million was transferred to other real estate owned, $0.7 million was charged off, $9.6 million was added, and $1.0 million was upgraded or paid. There was approximately $1.2 million and $1.6 million in the allowance for loan losses specifically allocated to these impaired loans at September 30, 2008 and December 31, 2007, respectively.

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

The Bank currently has up to $110.7 million in borrowing capacity from the Federal Home Loan Bank and $10 million in established federal fund lines.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2008 and December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under regulatory framework for proper corrective action.

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

The primary functions of asset and liability management are to (1) assure adequate liquidity, (2) maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities, (3) maximize the profit of the Bank, and (4) reduce risks to the Bank’s capital. Liquidity management involves the ability to meet day-to-day cash flow requirements of the Bank’s customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities that it serves. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during changes in market interest rates. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on the net interest margin.

The asset portion of the balance sheet provides liquidity primarily from principal payments, maturities and sales relating to loans, and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $204.8 million at December 31, 2007 and $181.1 million at September 30, 2008.

Investment securities that are forecast to mature or reprice over the next twelve months total $2.0 million, or 1.2% of the investment portfolio as of September 30, 2008. For comparison, principal payments on investment securities totaled $29.2 million at September 30, 2008.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of September 30, 2008, the bond portfolio had an expected average maturity of 3.7 years, and approximately 67.0% of the $172.0 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment, and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at September 30, 2008, had long-term debt and short-term borrowings that, on average, represented 13.7% of total liabilities and equity, compared to 12.3% at year-end 2007.

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

As of September 30, 2008, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following update to our risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007:

Difficult conditions in the financial services markets may materially and adversely affect the business and results of operations of the Bank and the Company.

Dramatic declines in the housing market during the past year, along with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally, which could have a material adverse effect on our business and operations. A worsening of these conditions would likely exacerbate any adverse effects of these difficult market conditions on us and others in the financial institutions industry.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
July 1 – July 31	6,296	(2)	$14.58	(2)	6,056	256,060

August 1 – August 31	1,356		$13.99		1,356	254,704

September 1 – September 30	4,099		$16.20		4,099	250,605

Total	11,751		$15.08		11,511	250,605

(1)	On December 20, 2007, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2008, the expiration date of the extended repurchase program.
(2)	240 shares were purchased by a trust, which is part of the Company’s general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, and 6,056 shares were purchased under the share repurchase program.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: November 7, 2008

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