Form 10-K
period 2008-12-31
UNITED SECURITY BANCSHARES INC
filed 2009-03-16
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008, was $86,344,556.

As of March 9, 2009, the registrant had outstanding 6,017,954 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be held on May 12, 2009, are incorporated by reference into Part III of this Form 10-K.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December  31, 2008

i

*	Portions of the definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders to be held on May 12, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting Bancshares’ best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Bancshares’ Securities and Exchange Commission filings and other public announcements, including the factors described in Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2008. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and Bancshares undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

In addition, Bancshares’ business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

PART I

Item 1.	Business.

General

United Security Bancshares, Inc. (“Bancshares”) is a Delaware corporation organized in 1999 as a successor by merger with United Security Bancshares, Inc., an Alabama corporation. Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”), and it operates one banking subsidiary, First United Security Bank (the “Bank”).

The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings and time deposits, personal and commercial loans, credit card and safe deposit box services and the purchase and sale of government securities. The Bank operates and serves its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama, which are located in Clarke, Choctaw, Bibb, Shelby and Tuscaloosa Counties in Alabama.

The Bank has two wholly-owned subsidiaries: Acceptance Loan Company, Inc. (“ALC”) and FUSB Reinsurance, Inc. (“FUSB Reinsurance”). ALC is an Alabama corporation that makes consumer loans and purchases consumer loans from vendors. FUSB Reinsurance is an Arizona corporation that underwrites credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and a primary third-party insurer retains the remaining risk. The third-party insurer and/or a third-party administrator is responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

Employees

Bancshares has no employees, other than the executive officers referenced in Part III, Item 10 of this report. As of December 31, 2008, the Bank had 189 full-time equivalent employees, and ALC had 97 full-time equivalent employees.

Competition

Bancshares and its subsidiaries encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with commercial banks (including at least thirteen in its service area), online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries.

Supervision and Regulation

Bancshares and the Bank are subject to state and federal banking laws and regulations that impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of Bancshares and the Bank.

As a bank holding company, Bancshares is subject to regulation under the Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to supervision, examination and regulation by applicable state and federal banking agencies, including the Alabama Banking Department and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also is subject to various requirements and restrictions under federal and state laws, including requirements to maintain allowances against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits adequately capitalized and adequately managed bank holding companies, as determined by the Federal Reserve, to acquire banks in any state subject to concentration limits and other conditions. The IBBEA also generally authorizes the interstate merger of banks. As of June 1, 1997, federal banking regulators may approve merger transactions involving banks located in different states, without regard to the laws of any state prohibiting such transactions; except that mergers may not be approved with respect to banks located in states that, before June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Under the IBBEA, banks are permitted to establish new branches on an interstate basis, provided that the law of the host state specifically authorizes such action.

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

The Gramm-Leach-Bliley Act of 2000 (the “GLB Act”) permits bank holding companies that meet certain management, capital and community reinvestment standards to engage in a substantially broader range of non-banking activities that were previously permitted, including insurance underwriting and merchant banking activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Department of the Treasury, determines by regulation or order is financial in nature, incidental to such financial activity, or complementary to such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Currently, Bancshares does not maintain financial holding company status.

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

The GLB Act and the applicable regulations issued by the various federal regulatory agencies require financial institutions (including banks, insurance agencies and broker/dealers) to implement policies and procedures regarding the disclosure of nonpublic personal information about their customers with non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the Information Security Guidelines established by the GLB Act require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Subsidiary banks of a bank holding company are subject to certain restrictions on extensions of credit to the bank holding company or any of its non-bank subsidiaries, investments in the stock or other securities thereof, and the acceptance of such stocks or securities as collateral for loans to any borrower. Among other requirements, transactions between a bank and its affiliates must be on an arms length basis and are subject to a quantitative limit of 10% of the bank’s capital stock and surplus for transactions with a single affiliate, and, in the case of transactions with all affiliates, the aggregate amount may not exceed 20% of the bank’s capital stock and surplus.

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

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well-capitalized,” “adequately-capitalized,” “undercapitalized,” “significantly-undercapitalized” or “critically-undercapitalized,” as such terms are defined under regulations issued by each of the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Bancshares and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, a total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and a Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a “well-capitalized” institution, the Tier 1 capital ratio, the total capital ratio and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

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

The Bank Secrecy Act was amended by the USA Patriot Act of 2001 (the “USA Patriot Act”), expanding the important role the government expects banks to play in detecting and reporting suspicious activity. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to recent corporate scandals. Sarbanes-Oxley created the Public Company Accounting Oversight Board to oversee the conduct of audits of public companies by, among other things, establishing auditing, quality control, ethics, independence and other standards for the preparation of audit reports and otherwise promoting high professional standards among and improving the quality of audit services offered by auditors of public companies. Additionally, Sarbanes-Oxley attempts to enhance the responsibility of corporate management by, among other things, requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the Securities and Exchange Commission and imposing certain other standards of conduct on each person.

Recent Developments

The U.S. Congress, the Treasury Department and the federal banking regulators have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets. The foregoing is a brief summary of certain statutes, rules and regulations affecting Bancshares and the Bank. It is not intended to be an exhaustive discussion of all of the statutes, regulations and programs that have an impact on the operations of Bancshares or the Bank.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, through a Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, the Treasury Department will purchase debt or equity from participating institutions. TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

The EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009.

On February 27, 2009, the FDIC adopted an interim rule imposing a one-time, 20 basis point emergency special assessment on the deposit insurance premiums charged to banks, which could negatively impact banks’ earnings. According to the interim rule, the assessment will be charged on an institution’s June 30, 2009 assessment base and will be due September 30, 2009. The FDIC is imposing the assessment because it is concerned that the Deposit Insurance Fund balance and reserve ratio may drop to zero or become negative in the near future as a result of institution failures, which drop could undermine public confidence in federal deposit insurance. Information released subsequent to the adoption of the interim rule has suggested that the amount of the special assessment could be reduced, but the ultimate result is unclear at this time. Neither Bancshares nor the Bank can provide any assurance as to the amount of any proposed increase in the Bank’s deposit insurance rate, as such changes are dependent upon a variety of factors, some of which are beyond the Bank’s control.

On February 10, 2009, Treasury Secretary Timothy Geithner announced the Financial Stability Plan intended to “restart the flow of credit, clean up and strengthen our banks, and provide critical aid for homeowners and for small businesses.” The plan builds upon existing programs and earmarks the second $350 billion of funds authorized under the EESA.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which among other provisions, amended the EESA, established new guidelines for the TARP program and included a number of other provisions designed to promote stability and in the U.S. banking system.

The Treasury Department, the Securities and Exchange Commission and the federal banking agencies are working to implement the programs created under EESA, the ARRA and the Financial Stability Plan. It is not clear at this time what impact these initiatives and any additional programs that may be created in the future will have on Bancshares, the Bank or the U.S. and global financial markets.

Available Information

The Bank’s website address is http://www.firstusbank.com (Bancshares does not maintain a website). Bancshares’ annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (“Exchange Act”) are not currently available on the Bank’s website; however, Bancshares intends to implement this feature on the Bank’s website or a separate website for Bancshares. These reports are available on the Securities and Exchange Commission’s website, http://www.sec.gov, and Bancshares will provide paper copies of these reports free of charge upon written request.

Item 1A.	Risk Factors.

Making or continuing an investment in common stock issued by Bancshares involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on Bancshares. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price of your common stock could decline and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause Bancshares’ actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of Bancshares.

Difficult conditions in the financial services markets may materially and adversely affect the business and results of operations of Bancshares and the Bank.

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

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain companies without regard to those companies’ underlying financial strength. As a consequence of the recession in which the United States now finds itself, business activities across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

•	An impairment of certain intangible assets, such as goodwill;

•

An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses and valuation adjustments on loans held for sale.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect that our business, financial condition and results of operations could be adversely affected.

Any current or future litigation, regulatory investigations, proceedings, inquiries or changes could have a significant impact on Bancshares and the Bank.

The financial services industry has experienced unprecedented market value declines caused primarily by the current U.S. recession and real estate market deterioration. As a result of the current market conditions, litigation, proceedings, inquiries or regulatory changes are all distinct possibilities for financial institutions. We are, and may in the future be, the subject of shareholder litigation. Such actions or changes could result in significant costs. See “Item 3. Legal Proceedings” for more information regarding current litigation matters.

The banking industry is highly competitive, which could result in loss of market share and adversely affect our business.

We encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. We compete with other commercial banks, online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

We are subject to extensive governmental regulation, which could have an adverse impact on our operations.

The banking industry is extensively regulated and supervised under both federal and state laws. We are subject to the regulation and supervision of the Federal Reserve Board, the FDIC and the Superintendent of Banking of the State of Alabama. These regulations are intended primarily to protect depositors, the public and the FDIC insurance funds and are not intended to protect shareholders. Additionally, Bancshares, the Bank and its subsidiaries are subject to regulation, supervision and examination by other regulatory authorities, such as the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities and insurance regulators. We are subject to changes in federal and state laws, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, the Bank and its subsidiaries. We cannot assure you that any change in regulations or new laws will not adversely affect us. Our regulatory position is discussed in greater detail under “Item 1. Business – Supervision and Regulation.”

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act of 2009 (“ARRA”) and their implementing regulations, as well as actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program are evolving and may have adverse effects on us. We may face increased regulation of our industry as a result of these programs, whether or not we participate in the programs directly. Compliance with this regulation may increase our costs and limit our ability to pursue business opportunities. Similarly, programs established by the FDIC under the systemic risk exception of the Federal Deposit Act may have an adverse effect on us, whether or not we participate in the programs. Further, we will be required to pay significantly higher FDIC premiums because market developments have decreased the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The full effects of these various programs and requirements cannot be determined at this time. Our regulatory position is discussed in greater detail under “Item 1. Business – Supervision and Regulation.”

Rapid and significant changes in market interest rates may adversely affect our performance.

Most of our assets and liabilities are monetary in nature and subject us to significant risks from changes in interest rates. Our profitability depends to a large extent on our net interest income, and changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities. Our results of operations are affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates and changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. These differences could result in an increase in interest expense relative to interest income or a decrease in our interest rate spread. For a more detailed discussion of these risks and our management strategies for these risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies and general economic conditions. Despite our strategies to manage interest rate risks, changes in interest rates may have a material adverse impact on our profitability.

The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can negatively affect the performance of most of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, our investment securities. The fair market value of the securities in our portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. The potential effect of these factors is heightened due to the current conditions in the financial markets and economic conditions generally.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.

The results of operations of Bancshares are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East and the current conditions in the financial markets and economic conditions generally, we cannot predict possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the U.S. government and other governments in responding to such conditions may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

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

Our success depends to a certain extent on the general economic conditions of the geographic markets served by the Bank and its subsidiaries in the states of Alabama and Mississippi. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the southeastern United States in general or any one or more of these local markets could negatively impact the financial results of our banking operations and have a negative effect on its profitability. For example, at the current time, significant unemployment in the timber industry is causing widespread economic effects in many of the areas served by the Bank, which could have a direct negative effect on the profitability of the Bank.

Further disruptions in the residential real estate market could adversely affect our performance.

During 2008 and thereafter, the residential real estate market in the United States has experienced a variety of worsening economic conditions that have adversely affected the performance and market value of our residential construction and mortgage loans. Across the United States, delinquencies, foreclosures and losses with respect to residential construction and mortgage loans generally have increased and may continue to increase. In addition, housing prices and appraisal values in most markets have declined or stopped appreciating. An extended period of flat or declining housing values may result in additional increases in delinquencies and further losses on residential construction and mortgage loans.

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

Securities issued by Bancshares, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Bank Insurance Fund or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

Future issuances of additional securities could result in dilution of your ownership.

We may determine from time to time to issue additional securities to raise capital, support growth or to fund acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. These issuances of our securities will dilute the ownership interests of our shareholders.

Our common stock price is volatile, which could result in substantial losses for individual stockholders.

The market price of our common stock has been volatile, and we expect that it will continue to be volatile. In particular, our common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

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

There are various regulatory restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us. In addition, our right to participate in any distribution of assets of any of our subsidiaries upon a subsidiary’s liquidation or otherwise will be subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Bancshares, through the Bank, owns all of its offices, including its executive offices, without encumbrances, with the exception of the banking office in Columbiana and parking lot in Brent, which are leased. ALC leases office space throughout Alabama and Southeast Mississippi.

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

On April 1, 2008, E. Mark Ezell, Mark Ezell Family, LLC, Nena M. Morris, Mark Ezell Investment & Property Management, LLC, Patricia W. Ezell, J.W. Ezell, Ranier W. Ezell, and Bradley H. Ezell, all shareholders of Bancshares (collectively, the “Shareholder Plaintiffs”), filed a lawsuit in the Circuit Court of Choctaw County, Alabama against Bancshares, ALC, Robert Steen, and Mauldin & Jenkins, LLC seeking an unspecified amount of compensatory and punitive damages. On October 31, 2008, the Shareholder Plaintiffs amended the complaint to add Terry Phillips, President and Chief Executive Officer of Bancshares, as a co-defendant. The complaint, as amended, seeks both direct and derivative relief and alleges that the defendants committed fraud and various other breaches relating to loans made by ALC, resulting in damage to both the Shareholder Plaintiffs and Bancshares. Bancshares and ALC deny the allegations focused on them and intend to vigorously defend themselves in this action. On January 16, 2009, the trial court granted in part a motion filed by Bancshares and ALC seeking to dismiss certain of the Shareholder Plaintiffs’ claims, including the derivative and fraud claims, and ordered the Shareholder Plaintiffs to re-plead their remaining claims. The trial court also granted a motion filed by Bancshares and ALC seeking to have the lawsuit transferred to the Circuit Court of Clarke County, which transfer occurred on January 19, 2009. Upon transfer, all circuit court judges in Clarke County recused themselves based on an existing practice that they not hear cases involving a party who is also an attorney practicing within Alabama’s First Judicial Circuit (one of the Shareholder Plaintiffs is an attorney practicing within the First Judicial Circuit), so the parties await the appointment of a replacement judge. The Shareholder Plaintiffs have not yet amended their complaint as ordered, and, as such, no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on Bancshares’ financial position or results of operations.

On April 29, 2008, Bancshares, the Bank and ALC (collectively, the “USB Companies”) filed a lawsuit in the Circuit Court of Clarke County, Alabama against McKean & Associates, P.A. (“McKean”) seeking an unspecified amount of compensatory and punitive damages. On May 13, 2008, the USB Companies filed an amended complaint adding Ernst & Young, LLP as a co-defendant in the lawsuit. The USB Companies filed an additional amended complaint on August 20, 2008 adding Mauldin & Jenkins, LLC as a co-defendant. The complaint, as amended, alleges that the defendants breached their contractual obligations to the USB Companies, the defendants breached their duty to exercise reasonable care in performing their audits on behalf of the USB Companies, and the defendants committed certain other torts relating to the audits of the USB Companies. McKean has filed an answer denying the allegations and recently voluntarily dismissed a counterclaim previously asserted against ALC. The parties have engaged in non-binding mediation, but no resolution of this matter was reached. The parties are now engaged in discovery, and the trial court has set a trial date in August of 2009. However, it is too early to assess the likelihood of recovery in this matter or what effect the resolution of this matter will have on Bancshares’ financial position or results of operations.

The Bank was informed by letter dated September 30, 2008, that the U.S. Department of Justice (the “DOJ”) has authorized the filing of a complaint in the U.S. District Court for the Southern District of Alabama against the Bank alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act. Bancshares believes that the Bank’s lending practices have complied with all applicable laws, and the Bank has been cooperating fully with the DOJ in this matter. It is too early to assess whether the resolution of this matter will have a material adverse effect on Bancshares’ financial position or results of operations.

Bancshares and its subsidiaries also are parties to other litigation, and Bancshares intends to vigorously defend itself in all such litigation. In the opinion of Bancshares, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on Bancshares’ consolidated financial statements or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 9, 2009, Bancshares had approximately 892 shareholders of record.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per share for Bancshares’ common stock as reported on the Nasdaq Capital Market, and the cash dividends declared per share in each such quarter.

	High	Low	Dividends Declared Per Share
2007
First Quarter	$30.68	$28.15	$0.41
Second Quarter	30.25	25.00	0.26
Third Quarter	25.90	22.30	0.26
Fourth Quarter	24.43	15.22	0.26

2008
First Quarter	$18.99	$16.16	$0.27
Second Quarter	20.50	15.75	0.27
Third Quarter	17.00	9.33	0.27
Fourth Quarter	20.04	15.01	0.27

The last reported sales price of Bancshares’ Common Stock as reported on the Nasdaq Capital Market on March 9, 2009, was $16.0481.

Dividends are paid at the discretion of Bancshares’ Board of Directors, based on Bancshares’ operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are Bancshares’ primary source of funds for the payment of dividends to its shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to Bancshares. In addition, federal and state regulatory agencies have the authority to prevent Bancshares from paying a dividend to its shareholders. While Bancshares intends to continue paying dividends, it can make no assurances that it will be able to or be permitted to do so in the future. Bancshares declared a regular dividend of $0.27 per share during the first quarter of 2008, as compared to a regular dividend and a special dividend of $0.41 per share during the first quarter of 2007. This reduction in dividend amount is attributable to the lack of a special dividend in the first quarter of 2008. Bancshares did not declare a special dividend in the first quarter of 2008 due to lower net income in 2007 caused by the losses suffered at ALC in 2007. See Note 14, “Shareholders Equity,” in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K.

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
October 1-31, 2008	12,330	(2)	$18.39	(2)	5,802	244,803
November 1-30, 2008	1,000		$18.91		1,000	243,803
December 1-31, 2008	1,500		$18.69		1,500	242,303

Total	14,830		$18.45		8,302	242,303

(1)	On December 18, 2008, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2009, the expiration date of the extended repurchase program.
(2)	6,328 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions). 200 shares were purchased by a trust that is part of Bancshares’ general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan. 5,802 shares were purchased under the share repurchase program.

Item 6.	Selected Financial Data.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year-Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands of Dollars, Except Per Share Amounts)
CONSOLIDATED STATEMENTS OF INCOME
Interest Income	$52,116	$59,983	$59,219	$52,679	$49,434
Interest Expense	16,912	19,464	15,992	11,810	10,369

Net Interest Income	35,204	40,519	43,227	40,869	39,065
Provision for Loan Losses	8,901	21,152	3,726	3,853	3,724
Non-Interest Income	6,463	5,566	5,621	5,278	5,755
Non-Interest Expense	25,273	25,804	23,782	23,059	22,045

Income (Loss) Before Income Taxes	7,493	(871)	21,340	19,235	19,051
Provision For (Benefit From) Income Taxes	2,123	(1,220)	7,095	5,579	5,920

Net Income	$5,370	$349	$14,245	$13,656	$13,131

Basic and Diluted Weighted Net Income Per Share	$0.89	$0.06	$2.24	$2.12	$2.04
Average Shares Outstanding	6,039	6,174	6,367	6,428	6,431

CONSOLIDATED STATEMENTS OF CONDITION
Total Assets	$668,002	$659,896	$646,296	$621,483	$586,153
Loans, Net	399,483	427,588	441,574	431,527	396,922
Deposits	485,117	478,554	450,062	426,231	400,451
Long-Term Debt	90,000	77,518	87,553	89,588	89,637
Shareholders’ Equity	78,664	79,569	91,596	87,709	81,913

AVERAGE BALANCES
Total Assets	$668,473	$660,872	$635,588	$607,837	$582,048
Earning Assets	600,559	601,131	578,949	552,846	533,008
Loans, Net of Unearned Discount	414,321	449,577	444,094	418,548	391,435
Deposits	485,012	479,939	443,273	417,666	391,852
Long-Term Debt	88,985	77,148	84,010	90,715	99,028
Shareholders’ Equity	78,671	85,648	88,768	85,154	77,623

PERFORMANCE RATIOS
Net Income to:
Average Total Assets	0.80%	0.05%	2.24%	2.25%	2.26%
Average Shareholders’ Equity	6.83%	0.41%	16.05%	16.04%	16.92%
Average Shareholders’ Equity to:
Average Total Assets	11.77%	12.96%	13.97%	14.01%	13.34%
Dividend Payout Ratio	121.70%	2,104.78%	47.89%	44.75%	35.27%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

United Security Bancshares, Inc., a Delaware corporation (“United Security” or the “Company”), is a bank holding company with its principal offices in Thomasville, Alabama. United Security operates one commercial banking subsidiary, First United Security Bank (the “Bank”). At December 31, 2008, the Bank operated and served its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama, which are located in Clarke, Choctaw, Bibb, Shelby and Tuscaloosa Counties in Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC operates twenty-two finance company offices located in Alabama and Southeast Mississippi. The headquarters of ALC is located in Jackson, Alabama. The Bank is the funding source for ALC.

The Company’s sole business is banking; therefore, loans and investments are its principal sources of income. The Bank contributed approximately $5.4 million to consolidated net income in 2008, while ALC generated income of approximately $129,000. The Bank provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals.

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

At December 31, 2008, United Security had consolidated assets of $668.0 million, deposits of $485.1 million and shareholders’ equity of $78.7 million. Total assets increased by $8.1 million, or 1.2%, in 2008. Net income increased from $349,000 in 2007 to $5.4 million in 2008. Net income per share increased from $0.06 in 2007 to $0.89 in 2008.

Delivery of the best possible services to customers remains an overall operational focus of the Bank. We recognize that attention to details and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to employ the most current technology, both in its financial services and in the training of its 286 full-time equivalent employees, to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the current financial position and results of operations of United Security and should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of this discussion will be on the years 2008, 2007 and 2006. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

Forward-Looking Statements

This Annual Report, annual and periodic reports filed by United Security and its subsidiaries under the Securities and Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of United Security, may include “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect United Security’s current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

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

3.	Possible changes in regulation and laws affecting the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, and attendant changes in patterns and effects of competition in the financial services industry; and

4.	The ability of United Security to achieve its expected operating results including the continued growth of the markets in which United Security operates consistent with recent historical experience and United Security’s ability to expand into new markets and to maintain profit margins.

5.	During 2008 and thereafter, the residential mortgage market in the United States has experienced a variety of worsening economic conditions that may adversely affect the performance and market value of our residential construction and mortgage loans. Across the United States, delinquencies, foreclosures and losses with respect to residential construction and mortgage loans generally have increased during the last several months and may continue to increase. In addition, during 2008 and thereafter, housing prices and appraisal values in many states have declined or stopped appreciating. It is possible that housing values may remain stagnant or decline in the near term. An extended period of flat or declining housing values may result in increased delinquencies, losses on residential construction and mortgage loans and reduced value of collateral that secure loans.

In addition, United Security’s business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed in Item 1A of United Security’s Annual Report on Form 10-K for the year ended December 31, 2008.

The words “believe,” “expect,” “anticipate,” “project” and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of United Security. Any such statements speak only as of the date such statements were made, and United Security undertakes no obligation to update or revise any forward-looking statements.

Irregularities at Acceptance Loan Company, Inc.

As a result of internal procedures of the Company, evidence was discovered during the second quarter of 2007 suggesting irregularities in certain loan transactions within ALC, a subsidiary of the Company. The irregularities were identified to be primarily related to four out of the twenty-five ALC branches and were largely related to (a) the making of improper or fraudulent loans, (b) techniques used to conceal delinquent loans, (c) the improper or fraudulent handling of repossessed automobiles and (d) the inflation of appraisals on certain real estate collateral. The Company, under the direction of the Audit Committee, conducted an internal investigation relating to these irregularities with the assistance of outside legal counsel, as well as an outside forensic accounting firm.

As a result of the investigation, the results of operations for the year ended December 31, 2007 include a charge-off of loans and a write down of real estate collateral values relating to the irregularities of $12.5 million in ALC’s loan and other real estate portfolio. These losses reduced the net income of the Company by $8.3 million, net of tax benefit, or $1.34 per basic and diluted share for the year ended December 31, 2007. The Company continues to vigorously pursue available avenues of recovery for these losses, including insurance and civil claims. In addition to these losses, the Company incurred a substantial amount of legal, accounting and associated expenses relating to the investigation of these irregularities, which expenses are reflected in the Company’s non-interest expense balance for the year ended December 31, 2007. The Company incurred additional legal and accounting expenses relating to the irregularities during 2008.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States and general banking practices. These areas include accounting for the allowance for loan losses, derivatives, deferred income taxes and supplemental compensation benefits agreements.

The Company maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including, but not limited to, management’s estimate of future economic conditions, the financial condition and liquidity of certain loan customers and collateral values of property securing certain loans. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

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

The Company and the Bank have entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under the agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance policies used to fund the agreements. Should these estimates prove to be materially wrong, the cost of the agreements could change accordingly.

Overview of 2008

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

For the year ended December 31, 2008, net income rose to $5.4 million, compared with net income of $349,000 for the year ended December 31, 2007. Basic and diluted earnings per common share were $0.89 for the year ended December 31, 2008, compared with $0.06 for 2007. Our growth in net income benefited from a lower loan loss provision, growth in non-interest income and lower non-interest expenses compared with 2007.

Highlights for the year ended December 31, 2008 were:

•	Total assets increased 1.2% to $668.0 million since the 2007 year-end.

•	Deposits grew 1.4% to $485.1 million, compared with $478.6 million at December 31, 2007.

•	Loans declined 6.4% to $408.0 million, compared with $436.1 million at December 31, 2007.

•

At year-end 2008, our total risk-based capital was 17.49%, significantly above a number of financial institutions in our peer group and well above the minimum requirements of 10% to achieve the highest rating of ‘well-capitalized.’

•

Our net interest income decreased 13.1% to $35.2 million in 2008, compared with $40.5 million in 2007. The decrease in net interest income was due primarily to a decline in interest earned on loans related to lower volume and yields compared with 2007.

•

Provision for loan losses declined to $8.9 million for the year ended December 31, 2008, or 2.1% annualized of average loans, compared with $21.2 million, or 4.7% annualized of average loans, for the year ended December 31, 2007. In 2007, approximately $12.5 million of the provision for loan losses was related to losses identified in the investigation of loan irregularities at ALC.

•

Non-interest income rose 16.1% to $6.5 million in 2008, compared with $5.6 million in 2007. The increase in non-interest income resulted from higher service charges and fees on deposit accounts, credit life insurance commissions, letters of credit and commitment fees and all other fees and charges.

•

Non-interest expense declined 2.1% to $25.3 million, compared with $25.8 million in 2007. We benefited from lower costs for salaries and benefits and lower occupancy costs compared with 2007 as a result of cost-saving measures and increased operational efficiency.

•	Shareholders’ equity totaled $78.7 million, or book value of $13.07 per share, at December 31, 2008. Return on average assets in 2008 was 0.80%, and return on average equity was 6.83%.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Summary of Operating Results

	Year-Ended December 31,
	2008	2007	2006
	(In Thousands of Dollars)
Interest Income	$52,116	$59,983	$59,219
Interest Expense	16,912	19,464	15,992

Net Interest Income	35,204	40,519	43,227
Provision for Loan Losses	8,901	21,152	3,726

Net Interest Income After Provision for Loan Losses	26,303	19,367	39,501
Non-Interest Income	6,463	5,566	5,621
Non-Interest Expense	25,273	25,804	23,782

Income (Loss) Before Income Taxes	7,493	(871)	21,340
Provision for (Benefit from) Income Taxes	2,123	(1,220)	7,095

Net Income	$5,370	$349	$14,245

Net Interest Income

Net interest income is an effective measurement of how well management has matched interest-earning assets and interest-bearing liabilities and is the Company’s principal source of income. Fluctuations in interest rates materially affect net interest income. The Federal Reserve lowered the funds rate by 4.25% during 2008, which had a direct impact on the rates charged on loans. The yield on loans declined during 2008 faster than rates paid on deposits, which had an adverse impact on net interest income.

Net interest income declined 13.1% to $35.2 million in 2008, compared to a decline of 6.3% in 2007 and an increase of 5.8% in 2006. The decrease in net interest income in 2008 was due primarily to a 130 basis point decline in interest yields, a 0.10% decline in average earning assets to $600.6 million and a 3.6% increase in average interest bearing liabilities to $514.4 million, as compared to 2007.

The Company’s loan portfolio declined by $28.1 million, or 6.4%, during 2008. However, investment securities increased during 2008 by $39.7 million, or 27.5%.

Overall, volume, rate and yield changes in interest-earning assets and interest-bearing liabilities contributed to the decline in net interest income during 2008. The Company’s average earning assets decreased $0.5 million during 2008, or 0.09%, while average interest-bearing liabilities increased $17.7 million, or 3.6%. Thus, growth of average interest-bearing liabilities outpaced growth in average earning assets by $17.2 million during 2008.

The Bank’s ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percent of average earning assets. The interest margin was 5.9% in 2008, 6.7% in 2007 and 7.5% in 2006.

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

An additional factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement is a more accurate reflection of the effect that market interest rate movements have on interest rate-sensitive assets and liabilities. The interest rate spread was 5.4% in 2008, 6.1% in 2007 and 6.8% in 2006. The average amount of interest-bearing liabilities as noted in the table, “Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities,” increased 3.6% in 2008, while the average rate of interest paid decreased from 3.9% in 2007 to 3.3% in 2008. Average interest-earning assets decreased 0.1% in 2008, while the average yield on earning assets decreased from 10.0% in 2007 to 8.7% in 2008.

The percentage of earning assets funded by interest-bearing liabilities also affects the Bank’s interest margin. The Bank’s earning assets are funded by interest-bearing liabilities, non-interest-bearing demand deposits and shareholders’ equity. The net return on earning assets funded by non-interest-bearing demand deposits and shareholders’ equity exceeds the net return on earning assets funded by interest-bearing liabilities. The Bank’s percentage of earning assets funded by interest-bearing liabilities has increased slightly in recent years, reducing the Bank’s interest margin. In 2008, 85.6% of the Bank’s average earning assets were funded by interest-bearing liabilities compared with 82.6% in 2007 and 80.1% in 2006.

Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	December 31,
	2008			2007			2006
	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %
	(In Thousands of Dollars, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans (Note A)	$414,321	$43,281	10.45%	$449,577	$52,317	11.64%	$444,094	$52,630	11.85%
Taxable Investments	171,196	8,240	4.81%	135,400	6,934	5.12%	118,136	5,829	4.93%
Non-Taxable Investments	13,786	595	4.32%	16,152	732	4.53%	16,719	760	4.55%
Federal Funds Sold	1,256	0	0.00%	2	0	0.00%	0	0	0.00%

Total Interest-Earning Assets	600,559	52,116	8.68%	601,131	59,983	9.98%	578,949	59,219	10.23%

Non-Interest-Earning Assets:
Other Assets	67,914			59,741			56,639

Total	$668,473			$660,872			$635,588

LIABILITIES AND SHAREHOLDERS EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$89,926	$1,211	1.35%	$75,873	$631	0.83%	$78,396	$642	0.82%
Savings Deposits	47,409	463	0.98%	47,721	505	1.06%	52,487	497	0.95%
Time Deposits	285,602	11,433	4.00%	291,873	14,361	4.92%	246,199	10,553	4.29%
Borrowings	91,418	3,805	4.16%	81,188	3,967	4.89%	86,825	4,300	4.95%

Total Interest-Bearing Liabilities	514,355	16,912	3.29%	496,655	19,464	3.92%	463,907	15,992	3.45%

Non-Interest-Bearing Liabilities:
Demand Deposits	62,075			64,472			66,191
Other Liabilities	13,372			14,097			16,722
Shareholders’ Equity	78,671			85,648			88,768

Total	$668,473			$660,872			$635,588

Net Interest Income (Note B)		$35,204			$40,519			$43,227

Net Yield on Interest-Earning Assets			5.86%			6.74%			7.47%

Note A – For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans amounted to $11,621,474, $5,555,400 and $6,858,270 for 2008, 2007 and 2006, respectively.

Note B – Loan fees of $3,317,709, $3,837,409 and $3,496,765 for 2008, 2007 and 2006, respectively, are included in interest income amounts above.

Changes in Interest Earned and Interest Expense Resulting from Changes in Volume and Changes in Rates

The following table sets forth the effect which varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 2008 versus 2007, 2007 versus 2006 and 2006 versus 2005.

	2008 Compared to 2007 Increase (Decrease) Due to Change In:			2007 Compared to 2006 Increase (Decrease) Due to Change In:			2006 Compared to 2005 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net	Volume	Average Rate	Net
	(In Thousands of Dollars)
Interest Earned On:
Loans	$(4,103)	$(4,933)	$(9,036)	$650	$(963)	$(313)	$2,863	$2,853	$5,716
Taxable Investments	1,833	(527)	1,306	852	252	1,104	138	797	935
Non-Taxable Investments	(107)	(30)	(137)	(26)	(2)	(28)	(120)	9	(111)

Total Interest-Earning Assets	(2,377)	(5,490)	(7,867)	1,476	(713)	763	2,881	3,659	6,540

Interest Expense On:
Demand Deposits	117	463	580	(21)	10	(11)	(15)	19	4
Savings Deposits	(3)	(39)	(42)	(45)	53	8	(45)	3	(42)
Time Deposits	(309)	(2,619)	(2,928)	1,958	1,850	3,808	909	2,659	3,568
Other Borrowings	500	(662)	(162)	(279)	(54)	(333)	(204)	856	652

Total Interest-Bearing Liabilities	305	(2,857)	(2,552)	1,613	1,859	3,472	645	3,537	4,182

(Decrease) Increase in Net Interest Income	$(2,682)	$(2,633)	$(5,315)	$(137)	$(2,572)	$(2,709)	$2,236	$122	$2,358

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual net losses experienced during the year and management’s judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $8.9 million during the year, and a provision of $8.9 million was expensed for loan losses in 2008, compared to $21.2 million in 2007 and $3.7 million in 2006. Net charge-offs at the Bank were $2.6 million for the year ending December 31, 2008 and $1.6 million for the year ending December 31, 2007. ALC had net charge-offs of $6.3 million for the year ending December 31, 2008, compared to $18.7 million for the year ending December 31, 2007. Net charge-offs as a percentage of average loans were 2.12%, 4.53%, 0.85% and 0.77% for the years ended December 31, 2008, 2007, 2006 and 2005, respectively.

The ratio of the allowance to loans net of unearned income at December 31, 2008 was 2.1%. For additional information regarding the Company’s allowance for loan losses, see “Loans and Allowance for Loan Loss.”

Non-Interest Income

The following table presents the major components of non-interest income for the years indicated.

	Year-Ended December 31,
	2008	2007	2006
	(In Thousands of Dollars)
Service Charges and Other Fees on Deposit Accounts	$3,285	$3,280	$3,147
Credit Life Insurance Commissions and Fees	1,020	700	826
Bank-Owned Life Insurance	500	476	443
Investment Securities Gains (Losses), Net	19	(107)	0
Other Income	1,639	1,217	1,205

Total Non-Interest Income	$6,463	$5,566	$5,621

Total non-interest income increased $0.9 million, or 16.1%, in 2008. This compares to a decrease of 1.0% in 2007 and a decrease of 6.5% in 2006. 2008 commissions from the sale of insurance increased $320,000, or 45.7%, over 2007. After the $126,000 decline in 2007, emphasis was placed on increasing these sales. A majority of the commissions are generated at ALC, which has a large consumer portfolio.

Non-recurring items of non-interest income include securities gains and losses. Gross gains resulting from securities sold amounted to $486,700 in 2008 and $3,300 in 2007. No gains or losses were recognized in 2006. The Bank recognized an other-than-temporary impairment loss of $468,000 in 2008 and $105,000 in 2007 related to the investment in Freddie Mac preferred stock. Income generated in the area of securities gains and losses is dependent on factors that include investment portfolio strategies, interest rate changes and the short, intermediate and long-term outlook for the economy.

Service charges and other fees on deposit accounts increased $5,000, or 0.2%, during 2008, compared to an increase of 4.2% in 2007 and 7.0% in 2006. Fees generated from customer overdrafts and non-sufficient funds increased $31,000 in 2008 and were offset by a $26,000 decline in regular account service charges.

Earnings from the Company’s bank-owned life insurance policies increased $24,000, or 5.0%, during 2008, compared to an increase of 7.4% in 2007 and 5.7% in 2006. These policies were established in 2002 to assist in funding the Bank’s supplemental compensation benefit agreements with directors and certain executive officers.

Other income includes fee income generated from other banking services such as letters of credit, ATMs, debit and credit cards, check cashing and wire transfers. Other income increased $0.4 million, or 34.7%, in 2008, compared to an increase of 1.0% in 2007 and 1.7% in 2006. ATM and debit card fees increased $106,000, or 32.4%, as use of these products increased.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years indicated.

	Year-Ended December 31,
	2008	2007	2006
	(In Thousands of Dollars)
Salaries and Employee Benefits	$12,976	$13,508	$14,426
Occupancy	1,838	1,943	1,696
Furniture and Equipment	1,405	1,397	1,364
Impairment on Limited Partnerships	162	109	240
Legal, Accounting and Other Professional Fees	2,294	2,304	861
Stationery and Supplies	603	593	542
Telephone/Communication	645	648	629
Advertising	433	373	284
Collection and Recovery	426	387	294
Write-Down Other Real Estate	104	799	60
Other	4,387	3,743	3,386

Total Non-Interest Expense	$25,273	$25,804	$23,782

Efficiency Ratio	60.7%	56.0%	48.7%
Total Non-Interest Expense to Average Assets	3.8%	3.9%	3.7%

Non-interest expense decreased $0.5 million, or 2.1%, to $25.3 million in 2008, from $25.8 million in 2007. Non-interest expense increased 8.5% in 2007 and 3.1% in 2006. The increase in 2007 is largely due to a $1.4 million increase in the legal and accounting expenses incurred due to the ALC loan irregularities. These fees have declined $10,000 in 2008 but remain extremely high due to a higher than normal amount of litigation. Refer to Note 18, “Guarantees, Commitments and Contingencies” for a more detailed discussion of litigation. Write-down of other real estate declined $695,000 in 2008 and increased $739,000 in 2007.

Total compensation and benefits decreased $532,000, or 3.9%, in 2008, compared to a decrease of 6.4% in 2007 and an increase of 2.0% in 2006. The decrease in 2008 is due mainly to decreased incentive awards. Incentive awards declined to $55,000, a 94.1% decrease from $928,000 in 2007, because the Bank failed to meet most of its performance objectives, and no incentives were awarded to ALC personnel for 2008 or 2007. The Bank’s health insurance plan costs increased 9.6% to $1.1 million and were offset by a 4.2% decrease in contributions to the Company’s sponsored employee stock ownership plan with 401(k) provisions. At December 31, 2008, 2007 and 2006, the Company had 286 full-time equivalent employees.

Occupancy expense increased from 2006 to 2007 due to continued branch expansion by the Bank, branch renovations and the effects of inflation on routine expenditures. These costs declined in 2008 due primarily to reduced maintenance and repairs, which declined $125,000 from 2007 to 2008. Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes and other expenses associated with maintaining the nineteen banking offices and twenty-two ALC finance company offices. The Company utilizes both acquired and leased space in operating these locations. The Bank owns all of its banking offices with the exception of the Columbiana office, which is leased. Seven of the Bank’s branch offices were renovated or had some major repairs in 2007. All ALC offices are leased (costs associated with operating lease agreements can be reviewed in detail in Note 17, “Operating Leases,” in the “Notes to Consolidated Financial Statements”). Occupancy expense decreased by 5.4% in 2008, increased 14.6% in 2007 and increased 9.3% in 2006.

Furniture and equipment expense increased 0.6% in 2008, compared to a 2.4% increase in 2007 and a 1.9% increase in 2006. In 2008, depreciation expense declined $3,400, repairs decreased $3,900, equipment rental expense declined $28,100 and maintenance contracts increased $50,000 compared with 2007.

The Bank invests in limited partnerships that operate qualified affordable housing projects. These partnerships receive tax benefits in the form of tax deductions from operating losses and tax credits. Although the Bank accounts for these investments utilizing the cost method, management analyzes the Bank’s investments in limited partnerships for potential impairment on an annual basis. The investment balances in these partnerships were $2.0 million at December 31, 2008, 2007 and 2006. Losses in these investments amounted to $162,000, $109,000 and $240,000 for 2008, 2007 and 2006, respectively.

Provision for Income Taxes

Income tax expense increased $3.3 million for 2008. This increase resulted from higher levels of taxable income over 2007. The Company recorded an income tax benefit of $1.2 million in 2007 as a result of significant loan losses and related expenses recorded by ALC. The calculation of the income tax provision requires the use of estimates and judgments of management. As part of the Company’s overall business strategy, management must take into account tax law and regulations that apply to specific tax issues faced by the Company in each year. This analysis includes an evaluation of the amount and timing of the realization of income tax assets or liabilities. Management closely monitors tax developments and evaluates the effect they may have on the Company’s overall tax position. A more detailed discussion of the Company’s provision for income taxes is included in Note 11, “Income Taxes,” in the “Notes to Consolidated Financial Statements.”

Loans and Allowance for Loan Loss

Total loans outstanding decreased by $28.1 million in 2008 with a loan portfolio totaling $408.0 million as of December 31, 2008. For 2008, on an average basis, loans represented 69.0% of the Company’s earning assets and provided 83.0% of the Company’s interest income.

Real estate loans decreased 6.2% to $299.7 million in 2008. The Company’s real estate loan portfolio is comprised of construction loans to both businesses and individuals for commercial and residential development, commercial buildings and apartment complexes, with most of this activity being commercial. Real estate loans also consist of other loans secured by real estate, such as one-to-four family dwellings, including mobile homes, loans on land only, multi-family dwellings, non-farm, non-residential real estate and home equity loans. As in previous years, quality real estate lending continues to be a priority of the Company’s lending team and management. Real estate loans remain the largest component of the Company’s loan portfolio comprising 73.4% of total loans outstanding.

Consumer loans represent the second largest component of the Company’s loan portfolio. These loans include loans to individuals for household, family and other personal expenditures, including credit cards and other related credit plans. Consumer loans at December 31, 2008 totaled $70.8 million, compared to $82.5 million the prior year. This represents a 14.2% decline. Consumer loans at ALC declined $6.1 million, representing 52.1% of the total decline. This decline is the result of decreased demand in all of our markets as the country slipped into recession and tighter underwriting standards that were implemented in response to the weakening economy.

Commercial, financial and agricultural loans increased by 7.9% during 2008 to $43.9 million at December 31, 2008. The majority of this growth was in tax-exempt loans to municipalities and counties, which increased $2.2 million over year-end 2007.

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio and changes in its risk profile, credit concentrations, historical trends and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans may be measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. Large pools of smaller balance, homogeneous loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, trends in the economy and other factors. Though management believes the allowance for loan losses to be adequate, taking into consideration the views of regulators and the current economic environment, there can be no assurance that the allowance for loan losses is sufficient and ultimate losses may vary from their estimates. Estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during the periods they become known.

The Bank’s loan policy requires immediate recognition of a loss if significant doubt exists as to the repayment of the principal balance of a loan. Consumer installment loans at the Bank and ALC are generally recognized as losses if they become 120 days delinquent. Exceptions are made particularly for loans that are secured by real estate and if the borrower is in a repayment plan under the bankruptcy statutes. As long as these loans are paying in accordance with the bankruptcy plan, they are not charged off.

A credit review of the Bank’s individual loans is conducted periodically. A risk rating is assigned to each loan and is reviewed at least annually. In assigning risk, management takes into consideration the capacity of the borrower to repay, collateral values, current economic conditions and other factors. Management also monitors the credit quality of the loan portfolio through the use of an annual outside comprehensive loan review.

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

ALC’s management oversees its loan portfolio through a loan committee, comprised of members of ALC’s Board of Directors and ALC’s district and office managers. It is aided by a formal loan policy, which has been revised and expanded as a direct result of the loan irregularities that occurred in the northern district of ALC in 2007. Other changes in ALC’s organizational structure were made during 2007 to increase the number of personnel supervising ALC’s operations. A new position of Chief Operating Officer (“COO”), who reports to the Chief Executive Officer of ALC, was created. ALC’s individual branches are supervised by three district managers, who report to the ALC COO.

The following table shows the Company’s loan distribution as of December 31, 2008, 2007, 2006, 2005 and 2004.

	Year-Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands of Dollars)
Real Estate	$299,740	$319,665	$311,989	$299,140	$276,698
Installment (Consumer)	70,789	82,483	109,643	108,022	100,605
Commercial, Financial and Agricultural	43,871	40,648	34,933	38,981	33,443
Less: Unearned Interest, Commissions and Fees	6,385	6,673	7,326	6,922	6,763

Total	$408,015	$436,123	$449,239	$439,221	$403,983

The amounts of total loans (excluding installment loans) outstanding at December 31, 2008, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years and (3) more than five years, are shown in the following table.

	Maturing
	Within One Year	After One but Within Five Years	After Five Years	Total
	(In Thousands of Dollars)
Commercial, Financial and Agricultural	$34,357	$9,056	$458	$43,871
Real Estate-Mortgage	126,154	87,339	86,247	299,740

Total	$160,511	$96,395	$86,705	$343,611

Variable rate loans totaled approximately $77.1 million and are included in the one-year category.

Non-Performing Assets

Accruing loans past due 90 days or more at December 31, 2008 totaled $9.3 million. These loans are secured, and, taking into consideration the collateral value and the financial strength of the borrowers, management believes there will be no loss in these accounts and has allowed the loans to continue accruing. One commercial real estate loan included in this total in the amount of $3.8 million was past due greater than 90 days at year-end but has since paid current.

Impaired loans totaled $24.4 million, $15.7 million and $7.3 million as of December 31, 2008, 2007 and 2006, respectively. This significant increase is attributable to six commercial real estate loans totaling $17.4 million, which, under Financial Accounting Standards Board (“FASB”) Statement No. 114, Accounting by Creditors for Impairment of a Loan (“FAS 114”), are considered impaired, based on performance and collateral values. There was approximately $1.6 million, $1.6 million and $848,000 in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2008, 2007 and 2006, respectively. The average recorded investment in impaired loans for 2008, 2007 and 2006 was approximately $16.8 million, $8.8 million and $6.9 million, respectively.

Non-performing assets as a percentage of net loans and other real estate was 8.9% at December 31, 2008, compared to 4.8% at December 31, 2007. This increase is due to a $5.0 million increase in non-accrual loans, a $4.1 million increase in accruing loans past due 90 days or more and a $7.0 million increase in real estate acquired in settlement of loans. Loans on non-accrual increased primarily as a result of placing four commercial real estate loans totaling $3.1 million and three residential construction loans totaling $1.3 million on non-accrual status. Other real estate acquired in settlement of loans as of December 31, 2008, consists of eighteen residential properties and ten commercial properties totaling $12.0 million at the Bank and seventy-six residential properties and nine commercial properties totaling $6.1 million at ALC. Management is making every effort to dispose of these properties in a timely manner, but the national recession and the severely depressed real estate market will have a negative impact on this process. In spite of the bad economic conditions, management believes by closely monitoring these non-performing assets, and through aggressive collection and sales efforts, they can be reduced to a more manageable level. Management reviews these loans and reports to the Board of Directors monthly. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset values downgraded.

The following table presents information on non-performing loans and real estate acquired in settlement of loans.

	December 31,
	2008	2007	2006	2005	2004
	(In Thousands of Dollars)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$10,258	$5,253	$7,318	$5,662	$1,496
Accruing Loans Past Due 90 Days or More	9,323	5,240	2,033	1,203	619
Real Estate Acquired in Settlement of Loans	18,131	11,156	1,318	1,750	1,664

Total	$37,712	$21,649	$10,669	$8,615	$3,779

Non-Performing Assets as a Percent of Net
Loans and Other Real Estate	8.85%	4.84%	2.37%	1.95%	0.93%

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2008	2007	2006
	(In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis	$10,258	$5,253	$7,318
Interest Income that Would Have Been Recorded Under Original Terms	690	501	874
Interest Income Reported and Recorded During the Year	302	170	186

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. In addition to consideration of these factors, the Company has a consistent and continuing policy of placing all loans on non-accrual status if they become 90 days or more past due, unless they are in the process of collection. When a loan is placed on non-accrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there ultimately may be an actual write-down or charge-off of the principal balance of the loan, which would necessitate additional charges to the allowance for loan losses.

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for each of the five years indicated.

	December 31,
	2008		2007		2006		2005		2004
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands, except percentages)
Commercial, Financial and Agricultural	$583	10%	$558	9%	$376	8%	$399	8%	$385	8%
Real Estate	5,632	73	5,688	72	4,468	68	4,175	68	3,305	67
Installment	2,317	17	2,289	19	2,820	24	3,120	24	3,371	25

Total	$8,532	100%	$8,535	100%	$7,664	100%	$7,694	100%	$7,061	100%

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

•

The allowance for large pools of smaller-balance, homogeneous loans is based on such factors as changes in the nature and volume of the portfolio, overall portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrowers’ ability to pay, consistent with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”).

Net charge-offs as shown in the “Summary of Loan Loss Experience” table below indicate the trend for the last five years.

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for each of the five years indicated.

	December 31,
	2008	2007	2006	2005	2004
	(In Thousands of Dollars)
Balance of Allowance for Loan Loss at Beginning of Period	$8,535	$7,664	$7,694	$7,061	$6,842
Charge-Offs:
Commercial, Financial and Agricultural	(541)	(483)	(473)	(238)	(317)
Real Estate-Mortgage	(3,995)	(5,414)	(241)	(183)	(690)
Installment	(6,113)	(15,715)	(4,001)	(3,559)	(3,243)
Credit Cards	(7)	(22)	(21)	(35)	(29)

	(10,656)	(21,634)	(4,736)	(4,015)	(4,279)
Recoveries:
Commercial, Financial and Agricultural	62	29	78	25	28
Real Estate-Mortgage	123	159	78	74	59
Installment	1,566	1,163	811	673	677
Credit Cards	1	2	13	23	10

	1,752	1,353	980	795	774
Net Charge-Offs	(8,904)	(20,281)	(3,756)	(3,220)	(3,505)
Provision for Loan Losses	8,901	21,152	3,726	3,853	3,724

Balance of Allowance for Loan Loss at End of Period	$8,532	$8,535	$7,664	$7,694	$7,061

Ratio of Net Charge-Offs During Period to Average Loans Outstanding	2.15%	4.53%	0.85%	0.77%	0.90%

Investment Securities Available-for-Sale and Derivative Instruments

Investment securities, which are classified as available-for-sale, include, as of December 31, 2008, U.S. Treasury securities of $122,985, obligations of U.S. government sponsored agency securities of $2.1 million, mortgage-backed securities of $170.5 million, state, county and municipal securities of $11.4 million and other securities of $220,524. The securities portfolio is carried at fair market value and increased $39.7 million from December 31, 2007 to December 31, 2008.

Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of agency-guaranteed mortgage-backed obligations and collateralized mortgage obligations (“CMOs”). The mortgage-backed obligations in which the Bank invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages (“mortgage-backed securities”).

Mortgage-backed securities and CMOs present some degree of additional risk in that mortgages collateralizing these securities can be refinanced, thereby affecting the future yield and market value of the portfolio. Management expects the annual repayment of the underlying mortgages to vary as a result of monthly repayment of principal and/or interest required under terms of the underlying promissory notes. Further, the actual rate of repayment is subject to changes depending upon the terms of the underlying mortgages, the relative level of mortgage interest rates and the structure of the securities. When relative interest rates decline to levels below that of the underlying mortgages, acceleration of principal repayment is expected as some borrowers on the underlying mortgages refinance to lower rates. When the underlying rates on mortgage loans are comparable to or in excess of market rates, repayment more closely conforms to scheduled amortization in accordance with terms of the promissory note with additional repayment as a result of sales of homes collateralizing the mortgage loans constituting the security. Although maturities of the underlying mortgage loans may range up to 30 years, scheduled principal and normal prepayments substantially shorten the average maturities.

Interest rate risk contained in the overall securities portfolio is formally monitored on a monthly basis. Management assesses each month how risk levels in the investment portfolio affect overall company-wide interest rate risk. Expected changes in forecasted yield, earnings and market value of the bond portfolio are generally attributable to fluctuations in interest rates, as well as volatility caused by general uncertainty over the economy, inflation and future interest rate trends.

The composition of the Bank’s investment portfolio reflects the Bank’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Bank’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Bank’s interest rate position, while at the same time producing adequate levels of interest income. As of December 31, 2008, the investment portfolio had an estimated average maturity of 3.1 years.

Fair market values of securities can vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on liquidity or other funding needs. There were net unrealized gains, net of tax, of $2.5 million in the securities portfolio on December 31, 2008, versus $867,500 net unrealized gains, net of tax, at year-end 2007.

The Bank has used certain derivative products for hedging purposes. These include interest rate swaps and caps. The use and detail regarding these products are fully discussed in the section entitled “Liquidity and Interest Rate Sensitivity Management” and in Note 2, “Summary of Significant Accounting Policies,” in the “Notes to Consolidated Financial Statements.” The Bank adopted the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001, as required by the Financial Accounting Standards Board. On that date, the Bank reassessed and designated derivative instruments used for risk management as fair-value hedges, cash-flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate.

Investment Securities Available-for-Sale

The following table sets forth the amortized costs of investment securities, as well as their fair value and related unrealized gains or losses on the dates indicated.

	December 31,
	2008	2007	2006
	(In Thousands of Dollars)
Investment Securities Available-for-Sale:
Mortgage-Backed Securities	$166,712	$120,818	$97,295
Obligations of States, Counties and Political Subdivisions	11,281	16,273	16,451
U.S. Treasury and Government Sponsored Agency Securities	2,126	5,452	5,968
Other Securities	132	600	705

Total Book Value	180,251	143,143	120,419

Net Unrealized Gains (Losses)	3,962	1,388	(656)

Total Market Value	$184,213	$144,531	$119,763

Investment Securities Available-for-Sale Maturity Schedule

	Stated Maturity as of December 31, 2008
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands of Dollars, Except Yields)
Investment Securities Available-for-Sale:
U.S. Treasury and Government Sponsored Agency Securities	$123	4.51%	$2,015	4.36%	$0.00	0.00%	$0.00	0.00%
State, County and Municipal Obligations	25	9.84	3,334	5.64	5,662	6.40	2,350	7.10
Mortgage-Backed Securities	1,818	4.52	10,536	4.62	38,180	4.73	119,949	5.01

Total	$1,966	4.59%	$15,885	4.80%	$43,842	4.95%	$122,299	5.05%

Total Securities With Stated Maturity							$183,992	5.00%
Equity Securities							221	3.63

Total							$184,213	5.00%

Available-for-sale securities are stated at market value and tax equivalent market yields.

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2008	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Maturing in 3 months or less	$0	0.00%
Maturing in greater than 3 months to 1 year	1,966	1.07
Maturing in greater than 1 to 3 years	1,754	0.95
Maturing in greater than 3 to 5 years	14,130	7.68
Maturing in greater than 5 to 15 years	108,908	59.19
Maturing in over 15 years	57,234	31.11

Total	$183,992	100.00%

The following marketable equity securities have been excluded from the above maturity summary due to no stated maturity date, in thousands.

Mutual Funds	$10
Other Marketable Equity Securities	211

Condensed Portfolio Repricing Schedule

Repricing Summary as of December 31, 2008	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Repricing in 30 days or less	$2,921	1.59%
Repricing in 31 days to 1 year	2,304	1.25
Repricing in greater than 1 to 3 years	11,651	6.33
Repricing in greater than 3 to 5 years	16,069	8.73
Repricing in greater than 5 to 15 years	117,814	64.04
Repricing in over 15 years	33,233	18.06

Total	$183,992	100.00%

Repricing in 30 days or less does not include:
Mutual Funds		$10
Repricing in 31 days to 1 year does not include:
Other Marketable Equity Securities		211

The tables above reflect all securities at market value on December 31, 2008.

Security Gains and Losses

Non-interest income from securities transactions was a gain for the year ended December 31, 2008 and a loss for the years ended December 31, 2007 and 2006. Transactions affecting the Bank’s investment portfolio are directed by the Bank’s asset and liability management activities and strategies. Although short-term losses may occur from time to time, the “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

The table below shows the associated net gains (losses) for the years ended December 31, 2008, 2007 and 2006.

	December 31,
	2008	2007	2006
	(In thousands of dollars)
Investment Securities	$18,703	$(107,156)	$(268)

Volumes of sales, as well as other information regarding investment securities are discussed further in Note 3, “Investment Securities,” in the “Notes to Consolidated Financial Statements.”

Deposits

Core deposits, which exclude time deposits of $100,000 or more and brokered deposits, provide for a relatively stable funding source that supports earning assets. The Company’s core deposits totaled $361.0 million, or 74.4% of total deposits, at December 31, 2008 and totaled $362.5 million, or 75.7% of total deposits, at December 31, 2007.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future, although economic and competitive factors could affect this funding source. The Company’s loan-to-deposit ratio was 82.3% at December 31, 2008 and 89.3% at the end of 2007.

Time deposits in excess of $100,000 and brokered deposits grew 7.0% to $124.2 million as of December 31, 2008. Included in these large deposits are $26.2 million in brokered certificates of deposits at year-end 2008, compared with $20.9 million at year-end 2007. Management has used brokered deposits as a funding source when rates and terms are more attractive than other funding sources.

The sensitivity of the Bank’s deposit rates to changes in market interest rates is reflected in its average interest rate paid on interest-bearing deposits. During 2008, as market interest rates declined, the Bank’s average rate on interest bearing deposits declined from 3.73% in 2007 to 3.10% in 2008.

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

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods in the following table.

	December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands of Dollars, Except Percentages)
Non-Interest Bearing Demand Deposit Accounts	$62,075		$64,472		$66,191
Interest-Bearing Demand Deposit Accounts	89,926	1.35%	75,873	0.83%	78,396	0.82%
Savings Deposits	47,409	0.98	47,721	1.06	52,487	0.95
Time Deposits	285,602	4.00	291,873	4.92	246,199	4.29

Total	$485,012	2.70%	$479,939	3.23%	$443,273	2.64%

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2008 are summarized as follows:

Maturities	Time Certificates of Deposit	Other Time Deposits	Total
3 Months or Less	$37,399,677	$6,817,000	$44,216,677
Over 3 Through 6 Months	30,657,976	0	30,657,976
Over 6 Through 12 Months	18,813,269	0	18,813,269
Over 12 Months	26,402,333	0	26,402,333

Total	$113,273,255	$6,817,000	$120,090,255

Other Borrowings

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, treasury, tax and loan deposits and Federal Home Loan Bank (“FHLB”) advances. This category continues to be utilized as an alternative source of funds. During 2008, the average other interest-bearing liabilities represented 17.8% of the average total interest-bearing liabilities, compared to 16.5% in 2007 and 18.7% in 2006. The advances from the FHLB are an alternative to funding sources with similar maturities such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Average federal funds purchased decreased from $14,000 in 2007 to $0 in 2008. Average treasury, tax and loan deposits decreased from $727,000 in 2007 to $708,000 in 2008. Securities sold under agreements to repurchase averaged $230,000 in 2007 and $492,000 in 2008. For additional information and discussion of these borrowings, refer to Notes 9 and 10, “Short-Term Borrowings” and “Long-Term Debt,” respectively, in the “Notes to Consolidated Financial Statements.”

The following table shows information for the last three years regarding the Bank’s short- and long-term borrowings consisting of treasury, tax and loan deposits, federal funds purchases, securities sold under agreements to repurchase and other borrowings from the FHLB.

	Short-Term Borrowings Maturity Less Than One Year	Long-Term Borrowings Maturity One Year or Greater
	(In Thousands of Dollars, Except Percentages)
Year-Ended December 31:
2008	$2,293	$90,000
2007	11,212	77,518
2006	1,757	87,553
Weighted Average Interest Rate at Year-End:
2008	0.47%	4.07%
2007	4.39	4.55
2006	5.04	5.34
Maximum Amount Outstanding at Any Month’s End:
2008	$11,015	$97,509
2007	11,551	87,544
2006	11,443	89,579
Average Amount Outstanding During the Year:
2008	$2,433	$88,985
2007	4,040	77,148
2006	2,815	84,010
Weighted Average Interest Rate During the Year:
2008	3.02%	4.19%
2007	5.10	4.86
2006	5.15	4.93

Shareholders’ Equity

United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 2008, shareholders’ equity totaled $78.7 million, or 11.8% of total assets, compared to 12.1% and 14.2% for year-end 2007 and 2006, respectively. This level of equity indicates to United Security’s shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

Over the last three years, shareholders’ equity declined from $87.7 million at the beginning of 2006 to $78.7 million at the end of 2008. This reduction is the result of several factors. First, internally retained earnings were dramatically impaired by the losses sustained by ALC due to loan irregularities in 2007. Despite the reduction in retained earnings, the Company continued its dividend program in 2008. Dividends of $6.5 million were paid in 2008. Additionally, the stock repurchase plan continued throughout 2008. Shareholders’ equity also was impacted by the net change in unrealized gain (loss) on securities available-for-sale and derivatives, net of tax, which increased shareholder’s equity by $109,807 in 2006, $1.2 million in 2007 and $1.6 million in 2008.

In connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, 4,155 shares were purchased in 2008, and 2,608 shares were purchased in 2007. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of United Security common stock. For more information related to this plan see Note 13, “Long-Term Incentive Compensation Plan,” in the “Notes to Consolidated Financial Statements.”

United Security initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. In December 2007, the Board of Directors extended the expiration date of the existing share repurchase program to December 31, 2008. In December 2008, the Board of Directors again extended the expiration date of the share repurchase program to December 31, 2009. During 2008, 62,883 shares were repurchased under this program for $1.1 million, while 219,052 shares were purchased in 2007 for $5.7 million.

Total cash dividends declared were $6.5 million, or $1.08 per share, in 2008, compared to $1.19 per share in 2007 and $1.07 per share in 2006. The strong capital position has allowed the Company to continue its dividend program despite reduced earnings over the last two years. The Company’s Board of Directors evaluates dividend payments based on our level of earnings and our desire to maintain a strong capital base.

United Security is required to comply with capital adequacy standards established by the Federal Reserve and the Federal Deposit Insurance Corporation. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to risk categories, each with a specified risk weight factor. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The banking regulatory agencies also have adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier 1 Capital (as defined below) to total assets less goodwill (the “leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3% level.

The minimum standard for the ratio of total capital to risk-weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Capital”). The remainder (“Tier II Capital”) may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt and a limited amount of the allowance for loan losses. The sum of Tier 1 Capital and Tier II Capital is “total risk-based capital.”

Risk-Based Capital Requirements

	Minimum Regulatory Requirements	United Security’s Ratio at December 31, 2008
Total Capital to Risk-Adjusted Assets	8.00%	17.49%
Tier I Capital to Risk-Adjusted Assets	4.00%	16.22%
Tier I Leverage Ratio	3.00%	10.90%

The Bank exceeded the ratios required for well-capitalized banks as defined by federal banking regulators in addition to meeting the minimum regulatory ratios. To be categorized as well-capitalized, the Bank must maintain Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10%, 6% and 5%, respectively.

Ratio Analysis

The following table presents operating and equity performance ratios for each of the last three years.

	Year-Ended December 31,
	2008	2007	2006
Return on Average Assets	0.80%	0.05%	2.24%
Return on Average Equity	6.83%	0.41%	16.05%
Cash Dividend Payout Ratio	121.70%	2,104.78%	47.89%
Average Equity to Average Assets Ratio	11.77%	12.96%	13.97%

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments, maturities and sales relating to loans and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $183.6 million at December 31, 2008.

Investment securities that are forecast to mature or reprice over the next twelve months total $5.4 million, or 3.0%, of the investment portfolio as of December 31, 2008. For comparison, principal payments on investment securities totaled $38.0 million in 2008.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of December 31, 2008, the bond portfolio had an expected average maturity of 3.1 years, and approximately 79.9% of the $184.0 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at December 31, 2008, had long-term debt and short-term borrowings that, on average, represented 13.7% of total liabilities and equity, compared to 12.3% at year-end 2007.

The Bank currently has up to $110.7 million in additional borrowing capacity from the FHLB and $10.0 million in established federal funds lines.

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

Gap analysis is the simplest representation of the Bank’s interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates, pricing strategies on consumer and business deposits, changes in balance sheet mix or the effect of various options embedded in balance sheet instruments.

The accompanying table shows the Bank’s interest rate sensitive position at December 31, 2008, as measured by gap analysis. Over the next 12 months, approximately $81.7 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. This analysis indicates that the Bank has a negative gap within the next 12-month range.

Maturity and Repricing Report

	December 31, 2008
	(In Thousands of Dollars, Except Percentages)
	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Earning Assets:
Loans (Net of Unearned Income)	$120,603	$63,045	$183,648	$134,640	$89,727	$0	$408,015
Investment Securities	2,931	2,515	5,446	27,721	151,046	0	184,213
Federal Home Loan Bank Stock	5,236	0	5,236	0	0	0	5,236
Interest-Bearing Deposits in Other Banks	126	0	126	0	0	0	126

Total Earning Assets	$128,896	$65,560	$194,456	$162,361	$240,773	$0	$597,590
Percent of Total Earning Assets	21.5%	11.0%	32.5%	27.2%	40.3%	0.0%	100.0%
Interest-Bearing Liabilities:
Interest-Bearing Deposits and Liabilities
Demand Deposits	$19,233	$0	$19,233	$76,934	$0	$0	$96,167
Savings Deposits	9,139	0	9,139	36,558	0	0	45,697
Time Deposits	82,799	134,733	217,532	68,875	0	0	286,407
Borrowings	15,294	15,000	30,294	62,000	0	0	92,294
Non-Interest-Bearing Liabilities:
Demand Deposits	0	0	0	0	0	56,846	56,846

Total Funding Sources	$126,466	$149,733	$276,199	$244,366	$0	$56,846	$577,411
Percent of Total Funding Sources	21.9%	25.9%	47.8%	42.3%	0.0%	9.8%	100.0%
Interest-Sensitivity Gap (Balance Sheet)	$2,430	$(84,173)	$(81,743)	$(82,005)	$240,773	$(56,846)	$20,179
Derivative Instruments	$0	$0	$0	$0	$0	$0	$0
Interest-Sensitivity Gap	$2,430	$(84,173)	$(81,743)	$(82,005)	$240,773	$(56,846)	$20,179
Cumulative Interest-Sensitivity Gap	$2,430	$(81,743)	N/A	$(163,748)	$77,025	$20,179	$40,358

	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years		Over 5 Years Non-Rate Sensitive	Total
Ratio of Earning Assets to Funding Sources and Derivative Instruments	1.02%	0.44%	0.70%	0.66%		4.24%	1.00%
Cumulative Ratio	1.02%	0.70%	N/A	0.69%		1.03%	1.03%

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, the Bank simulates how changes in short- and long-term interest rates will impact future profitability as reflected by changes in the Bank’s net interest margin. The tables below depict how, as of December 31, 2008, pre-tax net interest margins and pre-tax net income are forecast to change over time frames of six months, one year, two years and five years under the four listed interest rate scenarios. The interest rate scenarios are immediate and parallel shifts in short and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	10	8	7	8
+2%	9	4	1	2
-1%	-3	-6	-9	-12
-2%	-10	-17	-24	-31

Change in Net Interest Income from Level Interest Rate Forecast (dollars, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$339,112	$559,803	$974,867	$2,875,067
+2%	$306,100	$286,814	$98,322	$668,541
-1%	$(87,940)	$(369,344)	$(1,177,149)	$(4,065,856)
-2%	$(340,730)	$(1,135,226)	$(3,225,995)	$(10,236,732)

Assessing Long-Term Interest Rate Risk – Market Value of Equity and Estimating Modified Durations for Assets and Liabilities

On a monthly basis, the Bank calculates how changes in interest rates would impact the market value of its assets and liabilities, as well as changes in long-term profitability. The process is similar to assessing short-term risk but emphasizes and is measured over a five-year time period which allows for a more comprehensive assessment of longer-term repricing and cash flow imbalances that may not be captured by short-term net interest margin simulation. The results of these calculations are representative of long-term interest rate risk, both in terms of changes in the present value of the Bank’s assets and liabilities, as well as long-term changes in core profitability.

Market Value of Equity and Estimated Modified Duration of Assets, Liabilities and Equity Capital

	+1%	+2%	-1%	-2%
Asset Modified Duration	2.52%	2.50%	2.46%	2.38%
Liability Modified Duration	2.61%	2.41%	2.94%	3.02%
Modified Duration Mismatch	-0.11%	0.07%	-0.50%	-0.66%
Estimated Change in Market Value of Equity (Pre-Tax)	$727,975	$(879,939)	$(3,357,989)	$(8,785,026)
Change in Market Value of Equity / Equity Capital (Pre-Tax)	0.88%	-1.07%	-4.07%	-10.66%

Contractual Obligations

The Company has contractual obligations to make future payments on debt and lease agreements. Long-term debt is reflected on the consolidated statements of condition, whereas operating lease obligations for office space and equipment are not recorded on the Consolidated Statements of Condition. The Company and its subsidiaries have not entered into any unconditional purchase obligations or other long-term obligations other than as included in the following table. These types of obligations are more fully discussed in Note 10, “Long-Term Debt,” and Note 17, “Operating Leases,” of the “Notes to Consolidated Financial Statements.”

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the Consolidated Statements of Financial Condition. These commitments are more fully discussed in Note 18, “Guarantees, Commitments, and Contingencies,” of the “Notes to Consolidated Financial Statements.”

The following summarizes the Company’s contractual obligations as of December 31, 2008.

	Payment Due by Period
	(In Thousands of Dollars)
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Time Deposits	$286,407	$217,532	$51,123	$17,752	$0
Long-Term Debt*	90,000	15,000	55,000	20,000	0
Commitments to Extend Credit	54,330	49,918	0	0	4,412
Operating Leases	794	265	288	241	0
Standby Letters of Credit	1,952	1,302	650	0	0

Total	$433,483	$284,017	$107,061	$37,993	$4,412

*	Long-term debt consists of FHLB advances totaling $90.0 million. $67.0 million are fixed-rate advances, and $23.0 million are convertible. Interest is included and calculated at the current rate for the entire period.

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are considered material, other than “Operating Leases,” included in Note 17, “Guarantees, Commitments, and Contingencies,” included in Note 18, and “Derivative Financial Instruments,” included in Note 19 of the “Notes to Consolidated Financial Statements.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is contained in Item 7 herein under the headings “Liquidity and Interest Rate Sensitivity Management”; “Assessing Short-Term Interest Rate Risk—Net Interest Margin Simulation”; and “Assessing Long-Term Interest Rate Risk—Market Value of Equity and Estimating Modified Durations for Assets and Liabilities.”

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by Carr, Riggs & Ingram, LLC, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

United Security Bancshares, Inc.

We have audited the accompanying consolidated statement of condition of United Security Bancshares, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares, Inc. and subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Security Bancshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009, expressed an unqualified opinion on the effectiveness of United Security Bancshares, Inc.’s internal control over financial reporting.

Carr, Riggs & Ingram, LLC

Enterprise, Alabama

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Board of Directors

United Security Bancshares, Inc.

Thomasville, Alabama

We have audited the accompanying consolidated balance sheet of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

March 11, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders

United Security Bancshares, Inc.

We have audited United Security Bancshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Security Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United Security Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of United Security Bancshares, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for the year ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion.

Carr, Riggs & Ingram, LLC

Enterprise, Alabama

March 13, 2009

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
CASH AND DUE FROM BANKS	$13,246,264	$13,247,004
INTEREST-BEARING DEPOSITS IN OTHER BANKS	125,791	7,427,375

Total cash and cash equivalents	13,372,055	20,674,379
FEDERAL FUNDS SOLD	1,105,000	0
INVESTMENT SECURITIES AVAILABLE-FOR-SALE, at fair market value	184,213,277	144,531,425
FEDERAL HOME LOAN BANK STOCK, at cost	5,236,100	5,095,700
LOANS, net of allowance for loan losses of $8,532,063, and $8,535,230, respectively	399,482,842	427,587,854
PREMISES AND EQUIPMENT, net of accumulated depreciation of $17,491,450 and $16,568,935, respectively	17,494,663	18,131,913
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	11,724,321	10,945,726
ACCRUED INTEREST RECEIVABLE	4,843,511	6,141,413
GOODWILL	4,097,773	4,097,773
INVESTMENT IN LIMITED PARTNERSHIPS	1,993,192	2,037,449
OTHER ASSETS	24,439,554	20,652,486

TOTAL ASSETS	$668,002,288	$659,896,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Demand, non-interest-bearing	$56,845,807	$60,389,475
Demand, interest-bearing	96,166,550	80,927,762
Savings	45,697,050	46,695,806
Time, $100,000 and over	120,090,255	112,228,071
Other time	166,317,171	178,313,093

Total deposits	485,116,833	478,554,207
ACCRUED INTEREST EXPENSE	3,402,457	3,935,822
OTHER LIABILITIES	8,525,473	9,107,990
SHORT–TERM BORROWINGS	2,293,474	11,211,949
LONG–TERM DEBT	90,000,000	77,517,544

TOTAL LIABILITIES	589,338,237	580,327,512

COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 10,000,000 shares authorized; 7,317,560 shares issued; 6,018,154 shares and 6,085,192 shares outstanding for 2008 and 2007, respectively	73,175	73,175
Surplus	9,233,279	9,233,279
Accumulated other comprehensive income, net of tax	2,476,211	875,257
Retained earnings	87,998,299	89,347,955
Treasury stock, 1,299,406 and 1,232,368 shares at cost for 2008 and 2007, respectively	(21,116,913)	(19,961,060)

TOTAL SHAREHOLDERS’ EQUITY	78,664,051	79,568,606

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$668,002,288	$659,896,118

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
INTEREST INCOME:
Interest and fees on loans	$43,281,449	$52,317,215	$52,630,344
Interest on investment securities available-for-sale:
Taxable	7,700,905	5,701,346	5,100,628
Tax–exempt	595,293	731,870	760,312
Other interest and dividends	538,494	1,232,343	728,054

Total interest income	52,116,141	59,982,774	59,219,338
INTEREST EXPENSE:
Interest on deposits	13,107,280	15,497,470	11,691,855
Interest on short–term borrowings	73,367	206,059	144,942
Interest on long–term debt	3,731,843	3,760,576	4,155,053

Total interest expense	16,912,490	19,464,105	15,991,850

NET INTEREST INCOME	35,203,651	40,518,669	43,227,488
PROVISION FOR LOAN LOSSES	8,900,588	21,152,274	3,725,974

Net interest income after provision for loan losses	26,303,063	19,366,395	39,501,514
NON-INTEREST INCOME:
Service and other charges on deposit accounts	3,285,419	3,279,592	3,146,615
Credit life insurance income	1,020,412	700,587	825,689
Investment securities gains (losses), net	18,703	(107,156)	(268)
Other income	2,138,660	1,693,326	1,648,576

Total non-interest income	6,463,194	5,566,349	5,620,612
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,976,106	13,508,112	14,425,832
Occupancy expense	1,837,522	1,943,001	1,695,795
Furniture and equipment expense	1,404,923	1,396,461	1,363,709
Other expense	9,054,843	8,956,375	6,296,968

Total non-interest expense	25,273,394	25,803,949	23,782,304

INCOME (LOSS) BEFORE INCOME TAXES	7,492,863	(871,205)	21,339,822
PROVISION FOR (BENEFIT FROM) INCOME TAXES	2,123,352	(1,219,829)	7,095,281

NET INCOME	$5,369,511	$348,624	$14,244,541

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,039,309	6,174,473	6,367,232

BASIC AND DILUTED NET INCOME PER SHARE	$0.89	$0.06	$2.24

DIVIDENDS PER SHARE	$1.08	$1.19	$1.07

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
BALANCE, December 31, 2005	$73,175	$9,233,279	$(384,727)	$89,664,886	$(10,877,383)	$87,709,230
Net income	0	0	0	14,244,541	0	14,244,541
Other comprehensive income	0	0	109,817	0	0	109,817
Dividends paid	0	0	0	(6,821,709)	0	(6,821,709)
Purchase of treasury stock	0	0	0	0	(3,271,313)	(3,271,313)
Minority interest	0	0	0	(375,017)	0	(375,017)

BALANCE, December 31, 2006	73,175	9,233,279	(274,910)	96,712,701	(14,148,696)	91,595,549
Net income	0	0	0	348,624	0	348,624
Other comprehensive income	0	0	1,150,167	0	0	1,150,167
Dividends paid	0	0	0	(7,337,794)	0	(7,337,794)
Purchase of treasury stock	0	0	0	0	(5,812,364)	(5,812,364)
Minority interest	0	0	0	(375,576)	0	(375,576)

BALANCE, December 31, 2007	73,175	9,233,279	875,257	89,347,955	(19,961,060)	79,568,606
Net income	0	0	0	5,369,511	0	5,369,511
Other comprehensive income	0	0	1,600,954	0	0	1,600,954
Dividends paid	0	0	0	(6,534,710)	0	(6,534,710)
Purchase of treasury stock	0	0	0	0	(1,155,853)	(1,155,853)
Minority interest	0	0	0	(184,457)	0	(184,457)

BALANCE, December 31, 2008	$73,175	$9,233,279	$2,476,211	$87,998,299	$(21,116,913)	$78,664,051

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Net Income	$5,369,511	$348,624	$14,244,541

Other comprehensive income:
Change in unrealized holding (losses) for derivatives arising during period, net of tax (benefit) of ($7,594)	0	0	(12,657)
Reclassification adjustment for net gains realized on derivatives in net income, net of taxes of $4,654, $76,240 and $80,632, respectively	(7,757)	(127,065)	(134,387)
Change in unrealized holding gains on available-for-sale securities arising during period, net of tax of $972,240, $726,156 and $154,016, respectively	1,620,400	1,210,260	256,694
Reclassification adjustment for net (gains) losses realized on available-for-sale securities realized in net income, net of (tax) benefits of ($7,014), $40,184 and $101, respectively	(11,689)	66,972	167

Other comprehensive income	1,600,954	1,150,167	109,817

Comprehensive income	$6,970,465	$1,498,791	$14,354,358

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,369,511	$348,624	$14,244,541
Adjustments to reconcile net income to operating activities:
Depreciation	950,092	953,871	957,428
Provision for loan losses	8,900,588	21,152,274	3,725,974
Deferred income tax expense (benefit)	104,213	(527,584)	(69,229)
(Gain) loss on sale of securities, net	(18,703)	107,156	268
(Gain) loss on sale of fixed assets, net	(13,750)	5,765	(184)
(Accretion) amortization of premium and discounts, net	(220,131)	(161,769)	30,211
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,297,902	(45,875)	(885,323)
(Increase) decrease in other assets	(5,433,059)	1,342,944	(708,436)
(Decrease) increase in accrued interest expense	(533,364)	766,078	735,441
Decrease in other liabilities	(582,517)	(4,312,214)	(420,707)

Net cash provided by operating activities	9,820,782	19,629,270	17,609,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(99,248,163)	(65,430,694)	(38,972,883)
Purchase of FHLB stock	(477,900)	(898,800)	(745,100)
Proceeds from sales of investment securities available-for-sale	13,136,711	5,188,759	17,433
Proceeds from maturities and prepayments of securities available-for-sale	49,242,370	37,572,019	30,337,595
Purchase of cash surrender value life insurance	(350,000)	0	0
Proceeds from redemption of FHLB stock	337,500	983,000	768,000
Net change in loan portfolio	19,204,424	(19,139,296)	(13,649,784)
Net (increase) decrease in federal funds sold	(1,105,000)	25,000	(25,000)
Purchase of premises and equipment, net	(299,092)	(475,994)	(645,369)

Net cash used in investing activities	(19,559,150)	(42,176,006)	(22,915,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	6,562,626	28,491,751	23,831,793
Net (decrease) increase in short–term borrowings	(8,918,475)	9,454,961	508,621
Proceeds from FHLB advances and other borrowings	20,000,000	67,000,000	45,000,000
Repayment of FHLB advances and other borrowings	(7,517,544)	(77,035,088)	(47,035,087)
Dividends paid	(6,534,710)	(7,337,794)	(6,821,709)
Purchase of treasury stock	(1,155,853)	(5,812,364)	(3,271,313)

Net cash provided by financing activities	2,436,044	14,761,466	12,212,305

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,302,324)	(7,785,270)	6,907,181
CASH AND CASH EQUIVALENTS, beginning of year	20,674,379	28,459,649	21,552,468

CASH AND CASH EQUIVALENTS, end of year	$13,372,055	$20,674,379	$28,459,649

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

1.	DESCRIPTION OF BUSINESS

United Security Bancshares, Inc. (the “Company” or “USB”) and its subsidiary, First United Security Bank (the “Bank” or “FUSB”), provide commercial banking services to customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama, which are located in Clarke, Choctaw, Bibb, Shelby and Tuscaloosa Counties in Alabama.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company considers a voting entity to be a subsidiary and consolidates the entity if the Company has controlling financial interest in the entity. Variable Interest Entities (“VIEs”) are consolidated if the majority of the expected losses or returns would be absorbed by the Company. Unconsolidated investments in VIEs in which the Company has significant influence over operating and financing decisions are accounted for using the equity method. See Note 7 for further discussions of VIEs.

Use of Estimates

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States (“GAAP”) and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of condition and revenues and expenses for the period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The Company is required to maintain clearing balances at the Federal Reserve Bank. The average amount of this clearing balance was $25,000 for both years ended December 31, 2008 and 2007.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Cash paid during the period for:
Interest	$17,445,855	$18,698,027	$15,256,409
Income taxes	754,665	3,999,642	7,107,485
Non-Cash Transactions:
Other Real Estate Acquired in Settlement of Loans	10,118,121	12,106,416	1,644,591

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

Reinsurance Activities

The Company assumes insurance risk related to credit life and credit accident and health insurance written by a non-affiliated insurance company for its customers that choose such coverage through a quota share reinsurance agreement. Assumed premiums on credit life are deferred and earned over the period of insurance coverage using a pro-rata method or the effective yield method, depending on whether the amount of insurance coverage generally remains level or declines. Assumed premiums for accident and health policies are earned on an average of the pro-rata and the effective yield method.

Other liabilities include reserves for incurred but unpaid credit insurance claims for policies assumed under the quota share reinsurance agreement. These insurance liabilities are established based on acceptable actuarial methods. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings currently.

Securities

Securities may be held in three portfolios: trading account securities, held-to-maturity securities and securities available-for-sale. Trading account securities are carried at market value, with unrealized gains and losses included in earnings. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at market value, with any unrealized gains or losses excluded from earnings and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. The Company held no securities in its held-to-maturity portfolio or trading account at December 31, 2008 or 2007. Equity securities are classified as available-for-sale and recorded at fair market value. When the fair value of a security falls below carrying value, an evaluation must be made to determine if the unrealized loss is a temporary or other than temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down to net realizable value by a charge to earnings. The Company uses a systematic methodology to evaluate potential impairment of its investments which considers, among other things, the magnitude and duration of the decline in fair value, the financial health of and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company has used derivative instruments, which can include interest rate swaps, caps and floors. Statements of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (Statement 133), requires all derivative instruments to be carried at fair value on the statement of condition. Statement 133 provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under Statement 133.

The Company designates the derivative on the date the derivative contract is entered into as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge) or (2) a hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. The effective portion of the changes in the fair value of a derivative that is as highly effective as and that is designated and qualifies as a cash-flow hedge is recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). The remaining gain or loss on the derivative, if any, in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the statement of condition or to specific firm commitments or forecasted transactions. The Company also formally assessed, both at the hedge’s inception and on an ongoing basis (if the hedges do not qualify for short-cut accounting), whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below. The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) the derivative is redesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, hedge accounting is discontinued prospectively and the derivative will continue to be carried on the statement of condition at its fair value with all changes in fair value being recorded in earnings but with no offsetting amount being recorded on the hedged item or in other comprehensive income for cash-flow hedges.

Loans and Interest Income

Loans are reported at principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to yield of the related loans, on an effective yield basis.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Allowance for Loan Losses

The allowance for loan losses is determined based on various components in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, for individually impaired loans and Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, for pools of loans. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, and changes in its risk profile, credit concentrations, historical trends and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during periods they become known.

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

Other Real Estate

Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Other real estate aggregated amounted to $18,130,956, $11,155,992 and $1,317,990 at December 31, 2008, 2007 and 2006, respectively, and is included in other assets. Transfers from loans to other real estate amounted to $10,118,121 in 2008 and $12,106,416 in 2007. Transfers from other real estate to loans amounted to $548,236 in 2008 and $477,907 in 2007. Other real estate sold in 2008 amounted to $2,658,355 and $1,384,587 in 2007.

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

Net Income Per Share

Basic net income per share are computed by dividing net income by the weighted average shares outstanding during the period. Diluted net income per share is computed based on the weighted average shares outstanding during the period plus the dilutive effect of outstanding stock options. There were no outstanding options as of December 31, 2008, 2007 or 2006.

The following table represents the net income per share calculations for the years ended December 31, 2008, 2007 and 2006.

For the Years Ended:	Net Income	Weighted Average Shares Outstanding	Net Income Per Share
December 31, 2008	$5,369,511	6,039,309	$0.89

December 31, 2007	$348,624	6,174,473	$0.06

December 31, 2006	$14,244,541	6,367,232	$2.24

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. On February 12, 2008, the Financial Accounting Standards Board (the “FASB”) issued Staff Position 157-2 which defers the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

•

Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

•

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $220,523 in equity securities which are considered to be Level 1 securities.

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. During 2008, certain impaired loans were partially charged-off or re-evaluated for impairment, resulting in a remaining balance for these loans, net of specific allowances, of $22,805,561 as of December 31, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

Accounting Standards Not Yet Adopted

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the SFAS No. 163 is effective for the Company’s fiscal year beginning January 1, 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which is a revision of SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company is currently assessing the potential impact that SFAS No. 141(R) will have on the financial statements.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments, including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS No. 107 concentration of credit-risk disclosures. The provisions of this Statement are effective for fiscal years beginning after November 15, 2008, and earlier application is permitted. The Company is currently assessing the potential impact that SFAS No. 161 will have on the financial statements.

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale at December 31, 2008 and 2007 are as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$166,711,606	$4,111,189	$(340,112)	$170,482,683
Obligations of states, counties and political subdivisions	11,281,326	153,255	(62,699)	11,371,882
Obligations of U. S. government sponsored agencies	2,004,486	10,717	0	2,015,203
U.S. treasury securities	121,801	1,184	0	122,985
Equity securities	132,120	88,403	0	220,523
Preferred Stock	1	0	0	1

Total	$180,251,340	$4,364,748	$(402,811)	$184,213,277

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$120,817,763	$1,283,569	$(373,973)	$121,727,359
Obligations of states, counties and political subdivisions	16,272,675	292,055	(5,306)	16,559,424
Obligations of U. S. government sponsored agencies	5,333,331	48,214	0	5,381,545
U.S. treasury securities	119,536	604	0	120,140
Equity securities	132,120	142,837	0	274,957
Preferred stock	468,000	0	0	468,000

Total	$143,143,425	$1,767,279	$(379,279)	$144,531,425

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The scheduled maturities of investment securities available-for-sale at December 31, 2008 are presented in the following table:

	Amortized Cost	Estimated Fair Value
Maturing within one year	$1,937,423	$1,965,715
Maturing after one to five years	15,629,210	15,885,292
Maturing after five to fifteen years	105,736,205	108,908,175
Maturing after fifteen years	56,816,381	57,233,571
Equity securities and Preferred stock	132,121	220,524

Total	$180,251,340	$184,213,277

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007. The Company does not believe any individual unrealized loss represents an other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature.

	December 31, 2008
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties and political subdivisions	$1,437,506	$(62,699)	$0	$0
Mortgage-backed securities	10,303,264	(101,248)	6,829,899	(238,864)

Total	$11,740,770	$(163,947)	$6,829,899	$(238,864)

	December 31, 2007
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties and political subdivisions	$289,203	$(398)	$494,607	$(4,908)
Mortgage-backed securities	3,429,610	(9,569)	27,478,987	(364,404)

Total	$3,718,813	$(9,967)	$27,973,594	$(369,312)

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2008, thirteen debt securities had been in a loss position for more than twelve months and twenty-two debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the credit worthiness of the issuers. Further, the Company has the current intent and ability to hold the securities to an expected recovery in market value. Therefore, the Company has not recognized any other-than-temporary impairments.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Investment securities available-for-sale with a carrying value of $121.4 million and $95.2 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes.

Net gains realized on securities available-for-sale were $18,703 for 2008, compared to losses of $107,156 and $268 in 2007 and 2006, respectively. Gross gains from the sale of securities were $486,702 in 2008. On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that FHFA was placing Fannie Mae and Freddie Mac under conservatorship. At December 31, 2008, the Company held in its available-for-sale investment portfolio preferred securities issued by Freddie Mac with a cost basis of $600,000. After the conservatorship, these securities currently trade at five to seven percent of par value. The Company does not hold any common stock or other equity securities issued by Fannie Mae or Freddie Mac. In light of the significant decline in the market value of these securities due to the takeover of Fannie Mae and Freddie Mac, and as it is unclear at this time if the value of the securities will improve, the Company recognized a $467,999 ($239,999, net of tax), non-cash other-than-temporary impairment charge on these investments during the third quarter of 2008. The following chart represents the gross gains and losses for the years 2006 through 2008.

	Gross Gains	Gross Losses	Net Gains (Losses)
2008	$486,702	$467,999	$18,703
2007	3,349	110,505	(107,156)
2006	0	268	(268)

4.	LOANS AND ALLOWANCE FOR LOAN LOSS

At December 31, 2008 and 2007 the composition of the loan portfolio was as follows:

	2008	2007
Real estate mortgage	$299,740,263	$319,664,879
Consumer installment	70,788,816	82,482,801
Commercial, financial and agricultural	43,870,464	40,647,861
Less:
Unearned interest, commissions and fees	6,384,638	6,672,457

Total loans net of unearned interest, commissions and fees	408,014,905	436,123,084
Allowance for loan losses	8,532,063	8,535,230

Total	$399,482,842	$427,587,854

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 73.5% of the portfolio is concentrated in loans secured by real estate.

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and the Bank, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 2008, and 2007 were $1,085,333 and $1,360,729, respectively. During the year ended December 31, 2008, new loans to these parties totaled $1,392,470 and repayments were $1,667,866.

A summary of the transactions in the allowance for loan losses follows:

	2008	2007	2006
Balance at beginning of year	$8,535,230	$7,664,432	$7,694,011
Provision for loan losses	8,900,588	21,152,274	3,725,974
Loans charged-off	(10,656,187)	(21,634,211)	(4,736,214)
Recoveries of loans previously charged-off	1,752,432	1,352,735	980,661

Balance at end of year	$8,532,063	$8,535,230	$7,664,432

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Impaired loans totaled $24,439,743, $15,720,232 and $7,318,047 as of December 31, 2008, 2007 and 2006, respectively. There was approximately $1,634,182, $1,624,648 and $847,676 in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2008, 2007 and 2006, respectively. The average recorded investment in impaired loans for 2008, 2007 and 2006 was approximately $16,802,529, $8,809,856 and $6,858,270, respectively.

Loans on which the accrual of interest has been discontinued amounted to $10,257,787, $5,252,597 and $7,318,047 at December 31, 2008, 2007 and 2006, respectively. If interest on those loans had been accrued, such income would have approximated $689,616, $501,003 and $874,319 for 2008, 2007 and 2006, respectively. Interest income actually recorded on those loans amounted to $301,827, $169,941 and $186,344 for 2008, 2007 and 2006, respectively. Accruing loans past due 90 days or more amounted to $9,322,990, $5,239,547 and $2,033,326 for 2008, 2007 and 2006, respectively.

5.	PREMISES AND EQUIPMENT

Premises and equipment and their depreciable lives are summarized as follows:

	2008	2007
Land	$2,470,686	$2,470,686
Premises (40 years)	20,959,546	21,001,477
Furniture, fixtures, and equipment (3-7 years)	11,555,881	11,228,685

Total	34,986,113	34,700,848
Less accumulated depreciation	17,491,450	16,568,935

Total	$17,494,663	$18,131,913

Depreciation expense of $950,092, $953,871 and $957,428 was recorded in 2008, 2007 and 2006, respectively, on premises and equipment.

6.	GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill assets of $4,097,773 as of December 31, 2008 and 2007. Management conducted its annual impairment testing June 30, 2008 and determined that there was no impairment.

7.	INVESTMENT IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures meet the definition of a variable interest entity under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. The Company consolidates one of the funds in which it is the sole limited partner and one of the affordable housing projects in which the fund invests. The resulting financial impact to the consolidation of the Company is a net increase to total assets of approximately $3.3 million as of December 31, 2008. This includes $7.8 million in premises and equipment less a loan totaling $5.3 million. This loan payable by the partnership to the Company, was eliminated as a result of this consolidation. Unconsolidated investments in these partnerships are accounted for under the cost method as allowed under Emerging Issues Task Force Issue No. 94-1, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $2.0 million recorded investment.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Bank had no remaining cash commitments to these partnerships at December 31, 2008.

8.	DEPOSITS

At December 31, 2008, the scheduled maturities of the Bank’s time deposits are as follows:

2009	$217,424,619
2010	33,472,762
2011	17,757,550
2012	11,468,282
2013	6,284,213
Thereafter	0

Total	$286,407,426

At December 31, 2008 and 2007, the Company had brokered certificates of deposit totaling $26,188,197 and $20,949,673, respectively.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, thirty-day Federal Home Loan Bank (“FHLB”) advances, treasury tax and loan deposits and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. None were outstanding at year-end 2008 or 2007. Treasury tax and loan deposits totaled $1,752,888 and $930,257 at year-end 2008 and 2007, respectively. These deposits are withdrawable on demand.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2008 and 2007, were $540,585 and $281,692, respectively.

At December 31, 2008, the Bank has $10.0 million in available federal fund lines from correspondent banks.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At December 31, 2008 and 2007, investment securities and mortgage loans amounting to $96,603,644 and $85,401,505, respectively, were pledged to secure these borrowings.

The following summarizes information concerning FHLB advances and other borrowings:

	2008	2007	2006
Balance at year-end	$90,000,000	$77,517,544	$87,552,632
Average balance during the year	88,984,757	77,147,801	84,010,382
Maximum month-end balance during the year	97,508,772	87,543,860	89,578,947
Average rate paid during the year	4.19%	4.86%	4.93%
Weighted average remaining maturity	1.91 years	2.84 years	1.47 years

Interest rates on FHLB advances ranged from 2.71% to 5.07% and from 4.18% to 6.40% at December 31, 2008 and 2007, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Scheduled maturities of FHLB advances are approximately $15.0 million for 2009 and $55.0 million for 2010. In 2011 there are no scheduled maturities. In 2012 there are $20.0 million in scheduled maturities. In 2013 and thereafter, there are no scheduled maturities.

At December 31, 2008, the Bank has $110.7 million in available credit from the FHLB.

11.	INCOME TAXES

The consolidated provisions for and (benefits from) income taxes for the years ended December 31 were as follows:

	2008	2007	2006
Federal
Current	$1,738,137	$(540,794)	$6,297,459
Deferred	77,242	(441,392)	(57,737)

	1,815,379	(982,186)	6,239,722
State
Current	281,002	(151,451)	867,051
Deferred	26,971	(86,192)	(11,492)

	307,973	(237,643)	855,559

Total	$2,123,352	$(1,219,829)	$7,095,281

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 35.0%.

	2008	2007	2006
Income tax expense at federal statutory rate	$2,622,502	$(304,671)	$7,468,938
Increase (decrease) resulting from:
Tax-exempt interest	(357,488)	(354,936)	(372,023)
State income tax expense, net of federal income tax benefit	203,262	(195,346)	571,609
Low income housing tax credits	(187,000)	(280,499)	(328,507)
Other	(157,924)	(84,377)	(244,736)

Total	$2,123,352	$(1,219,829)	$7,095,281

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007, are presented below:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$3,242,183	$3,243,387
Accrued vacation	51,859	51,859
Deferred compensation	1,162,494	1,051,991
Deferred commission and fees	407,713	328,885
Realized loss on other-than-temporary impairment	228,000	0
Other	112,987	335,231

Total gross deferred tax assets	5,205,236	5,011,353
Deferred tax liabilities:
Premises and equipment	374,677	411,510
Limited partnerships	185,401	154,935
Unrealized gain on cash flow hedge	0	4,654
Goodwill amortization	784,992	672,850
Gain / loss on sale of investments	12,841	22,032
Unrealized gain on securities available-for-sale	1,485,726	523,180
Other	166,869	169,129

Total gross deferred tax liabilities	3,010,506	1,958,290

Net deferred tax asset	$2,194,730	$3,053,063

Management has determined that a valuation allowance should not be recorded on its deferred tax assets as of December 31, 2008 and 2007, based on its projection of future taxable income and other relevant considerations.

12.	EMPLOYEE BENEFIT PLANS

The Company sponsors an employee stock ownership plan, the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions). This plan covers substantially all employees and allows employees to contribute up to 15% of their compensation on a before-tax basis. The Company makes safe harbor contributions on behalf of all participants equal to the sum of 100% of an employee’s elective deferrals that do not exceed 3% of compensation, plus 50% of the employee’s elective deferrals that exceed 3% but that do not exceed 5% of compensation. The Company also made a discretionary contribution in the amount of 2% of an employee’s compensation in 2008. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $419,702 and $438,069 in 2008 and 2007, respectively. The plan held 285,969 and 267,981 shares of Company stock at December 31, 2008 and 2007, respectively. These shares are included in the earnings per share calculations because they are all allocated to the participants.

13.	LONG-TERM INCENTIVE COMPENSATION PLAN

The Bank has entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers totaled $2,561,287 and $2,333,240 as of December 31, 2008 and 2007, respectively. These amounts are included in other liabilities.

Under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, participants may elect to defer all or a portion of their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or to receive the adjusted value of the deferred amounts as if the deferred amounts were invested in shares of Company stock. In the event a participant elects to defer amounts as if the deferred amounts were invested in Company stock, the participant does not have any rights as a shareholder of the common stock deferred under the plan until the termination date on which the participant’s account is distributed in accordance with terms of the plan. Neither the Company nor the Bank makes any contribution to participants’ accounts under the plan.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

While not required by the plan, the Company established a grantor trust (Rabbi Trust) as an instrument to fund the stock portion of the plan. At December 31, 2008 and 2007, the grantor trust held 13,638 and 9,483 shares of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation included in other liabilities was $324,608 and $256,350 as of December 31, 2008 and 2007, respectively.

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

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items. The Company’s regulators also have imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital to average total assets (as defined in the regulations). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2008 and 2007, that the Company met all capital adequacy requirements imposed by its regulators.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution’s category. The Bank was categorized as well capitalized as of December 31, 2007.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Actual capital amounts as well as required and well-capitalized total risk-based, Tier I risk-based and Tier I leverage ratios as of December 31, 2008 and 2007, for the Company and the Bank are as follows:

	2008
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$78,916	17.49%	$36,107	8.00%	N/A	N/A
First United Security Bank	78,864	17.48%	36,096	8.00%	$45,120	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	73,199	16.22%	18,053	4.00%	N/A	N/A
First United Security Bank	73,188	16.22%	18,048	4.00%	27,072	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	73,199	10.90%	20,145	3.00%	N/A	N/A
First United Security Bank	73,188	10.91%	20,132	3.00%	33,553	5.00%

	2007
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$81,374	17.67%	$36,839	8.00%	N/A	N/A
First United Security Bank	81,286	17.66%	36,826	8.00%	$46,033	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	75,520	16.40%	18,419	4.00%	N/A	N/A
First United Security Bank	75,498	16.40%	18,413	4.00%	27,620	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	75,520	11.43%	19,824	3.00%	N/A	N/A
First United Security Bank	75,498	11.43%	19,813	3.00%	33,022	5.00%

15.	SEGMENT REPORTING

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2008
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In Thousands)
Total interest income	$39,597	$20,031	$90	$(7602)	$52,116
Total interest expense	16,975	7,478	61	(7,602)	16,912

Net interest income	22,622	12,553	29	0	35,204
Provision for loan losses	3,587	5,314	0	0	8,901

Net interest income after provision	19,035	7,239	29	0	26,303
Total non-interest income	4,896	658	1,311	(402)	6,463
Total non-interest expense	16,513	7,695	1,636	(571)	25,273

Income (loss) before income taxes	7,417	203	(297)	170	7,493
Provision for income taxes	2,027	74	22	0	2,123

Net income (loss)	$5,390	$129	$(319)	$170	$5,370

Other significant items:
Total assets	$669,084	$105,225	$93,660	$(199,967)	$668,002
Total investment securities	183,880	0	333	0	184,213
Total loans, net	413,720	95,412	0	(109,649)	399,483
Goodwill	3,111	0	986	0	4,097
Investment in subsidiaries	9,808	63	79,079	(88,872)	78
Fixed asset addition	404	124	0	0	528
Depreciation and amortization expense	724	202	24	0	950
Total interest income from external customers	32,057	20,031	28	0	52,116
Total interest income from affiliates	7,539	0	62	(7,601)	0

	2007
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In Thousands)
Total interest income	$44,875	$23,510	$86	$(8,488)	$59,983
Total interest expense	19,511	8,377	64	(8,488)	19,464

Net interest income	25,364	15,133	22	0	40,519
Provision for loan losses	982	20,170	0	0	21,152

Net interest income (expense) after provision	24,382	(5,037)	22	0	19,367
Total non-interest income	4,468	530	1,645	(1,077)	5,566
Total non-interest expense	16,083	8,997	1,236	(512)	25,804

Income (loss) before income taxes	12,767	(13,504)	431	(565)	(871)
Provision for (benefit from) income taxes	3,924	(5,166)	22	0	(1,220)

Net income (loss)	$8,843	$(8,338)	$409	$(565)	$349

Other significant items:
Total assets	$664,884	$116,251	$94,011	$(215,250)	$659,896
Total investment securities	144,146	0	385	0	144,531
Total loans, net	439,730	108,015	0	(120,157)	427,588
Goodwill	3,111	0	986	0	4,097
Investment in subsidiaries	1,751	63	79,703	(81,439)	78
Fixed asset addition	237	218	21	0	476
Depreciation and amortization expense	731	187	35	0	953
Total interest income from external customers	36,444	23,510	28	0	59,983
Total interest income from affiliates	8,431	0	57	(8,380)	0

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2006
	FUSB	ALC	All Other	Eliminations	Consolidated
	(In Thousands)
Total interest income	$42,282	$25,463	$88	$(8,614)	$59,219
Total interest expense	16,028	8,568	10	(8,614)	15,992

Net interest income	26,254	16,895	78	0	43,227
Provision for loan losses	903	2,823	0	0	3,726

Net interest income after provision	25,351	14,072	78	0	39,501
Total non-interest income	4,509	538	15,718	(15,144)	5,621
Total non-interest expense	15,609	7,574	1,108	(509)	23,782

Income before income taxes	14,251	7,036	14,688	(14,635)	21,340
Provision for income taxes	4,539	2,537	19	0	7,095

Net income	$9,712	$4,499	$14,669	$(14,635)	$14,245

Other significant items:
Total assets	$633,984	$139,460	$105,131	$(232,279)	$646,296
Total investment securities	119,136	0	627	0	119,763
Total loans, net	436,277	134,040	0	(128,743)	441,574
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	1,860	63	90,895	(92,740)	78
Fixed asset addition	544	101	0	0	645
Depreciation and amortization expense	754	169	34	0	957
Total interest income from external customers	33,715	25,463	41	0	59,219
Total interest income from affiliates	8,514	0	47	(8,561)	0

16.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2008, 2007 and 2006 consist of the following:

	2008	2007	2006
Legal, accounting and other professional fees	$2,294,475	$2,303,623	$860,534
Postage, stationery and supplies	926,261	876,364	841,935
Telephone/data communication	645,235	647,467	627,378
Write-down other real estate	104,418	798,526	60,000
Other	5,084,454	4,330,395	3,907,121

Total	$9,054,843	$8,956,375	$6,296,968

17.	OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and also month-to-month rental agreements.

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2008:

Year ending December 31,
2009	$264,640
2010	198,018
2011	90,013
2012	49,920
2013	191,040

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Total rental expense under all operating leases was $527,679, $566,204 and $543,495 in 2008, 2007 and 2006, respectively.

18.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2008, 2007 and 2006, there were no credit losses associated with derivative contracts.

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit and others, which are not included in the consolidated financial statements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. A summary of these commitments and contingent liabilities is presented below:

	December 31,
	2008	2007
	(In Thousands)
Standby Letters of Credit	$1,952	$620
Commitments to Extend Credit	$54,330	$47,275

Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2008 is $1.9 million and represents the Company’s total credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At December 31, 2008, there were no outstanding commitments to purchase and sell securities for delayed delivery.

In January 2006, the Company sold its credit card portfolio in the amount of approximately $575,000. To facilitate this sale, the Company was required to guarantee certain accounts. The current balance of these accounts at December 31, 2008 was $10,959. The maximum exposure under this guaranty, which includes the credit limit on these accounts, amounts to $15,500.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves, and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against USB, the Bank, ALC, and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, has been named as a co-defendant. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants deny the allegations and intend to vigorously defend themselves in this action. The trial court denied the defendants’ motion to compel arbitration, and the defendants are in the process of appealing the trial court’s ruling with the Alabama Supreme Court. As a result, the defendants have not yet responded to the complaint, and no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on USB’s financial position or results of operations.

On April 1, 2008, E. Mark Ezell, Mark Ezell Family, LLC, Nena M. Morris, Mark Ezell Investment & Property Management, LLC, Patricia W. Ezell, J.W. Ezell, Ranier W. Ezell, and Bradley H. Ezell, all shareholders of USB (collectively, the “Shareholder Plaintiffs”), filed a lawsuit in the Circuit Court of Choctaw County, Alabama against USB, ALC, Robert Steen, and Mauldin & Jenkins, LLC seeking an unspecified amount of compensatory and punitive damages. On October 31, 2008, the Shareholder Plaintiffs amended the complaint to add Terry Phillips, President and Chief Executive Officer of USB, as a co-defendant. The complaint, as amended, seeks both direct and derivative relief and alleges that the defendants committed fraud and various other breaches relating to loans made by ALC, resulting in damage to both the Shareholder Plaintiffs and USB. USB and ALC deny the allegations focused on them and intend to vigorously defend themselves in this action. On January 16, 2009, the trial court granted in part a motion filed by USB and ALC seeking to dismiss certain of the Shareholder Plaintiffs’ claims, including the derivative and fraud claims, and ordered the Shareholder Plaintiffs to re-plead their remaining claims. The trial court also granted a motion filed by USB and ALC seeking to have the lawsuit transferred to the Circuit Court of Clarke County, which transfer occurred on January 19, 2009. Upon transfer, all circuit court judges in Clarke County recused themselves based on an existing practice that they not hear cases involving a party who is also an attorney practicing within Alabama’s First Judicial Circuit (one of the Shareholder Plaintiffs is an attorney practicing within the First Judicial Circuit), so the parties await the appointment of a replacement judge. The Shareholder Plaintiffs have not yet amended their complaint as ordered, and, as such, no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on USB’s financial position or results of operations.

On April 29, 2008, USB, the Bank and ALC (collectively, the “USB Companies”) filed a lawsuit in the Circuit Court of Clarke County, Alabama against McKean & Associates, P.A. (“McKean”) seeking an unspecified amount of compensatory and punitive damages. On May 13, 2008, the USB Companies filed an amended complaint adding Ernst & Young, LLP as a co-defendant in the lawsuit. The USB Companies filed an additional amended complaint on August 20, 2008 adding Mauldin & Jenkins, LLC as a co-defendant. The complaint, as amended, alleges that the defendants breached their contractual obligations to the USB Companies, the defendants breached their duty to exercise reasonable care in performing their audits on behalf of the USB Companies, and the defendants committed certain other torts relating to the audits of the USB Companies. McKean has filed an answer denying the allegations and recently voluntarily dismissed a counterclaim previously asserted against ALC. The parties have engaged in non-binding mediation, but no resolution of this matter was reached. The parties are now engaged in discovery, and the trial court has set a trial date in August of 2009. However, it is too early to assess the likelihood of recovery in this matter or what effect the resolution of this matter will have on USB’s financial position or results of operations.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Bank was informed by letter dated September 30, 2008, that the U.S. Department of Justice (the “DOJ”) has authorized the filing of a complaint in the U.S. District Court for the Southern District of Alabama against the Bank alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act. USB believes that the Bank’s lending practices have complied with all applicable laws, and the Bank has been cooperating fully with the DOJ in this matter. It is too early to assess whether the resolution of this matter will have a material adverse effect on USB’s financial position or results of operations.

USB and its subsidiaries also are parties to other litigation, and USB intends to vigorously defend itself in all such litigation. In the opinion of USB, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on USB’s consolidated financial statements or results of operations.

19.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off–balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing and trading activities. These financial instruments include commitments to extend credit and standby letters of credit.

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

Interest rate swaps acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 2008, no interest rate swaps were outstanding.

Two cash-flow hedges with a notional amount of $18.0 million were terminated during the first quarter of 2005 that resulted in a $592,000 gain, which is reported in other comprehensive income. This gain will be reclassified from other comprehensive income to income over the original remaining term of the swaps. During 2008 and 2007, $12,411 and $203,306, respectively, were reclassified into income. There was no remaining balance at December 31, 2008.

Two interest rate swaps with a total notional amount of $10.0 million were used to convert fixed-rate brokered certificates of deposit to floating-rate. On January 1, 2006, the Company began accounting for these interest rate swaps under hedge accounting. Net cash flows from these swaps increased interest expense on certificates of deposit by $108,972 for the year ended December 31, 2007 and $143,524 for the year ended December 31, 2006. Both swaps were terminated in the third quarter of 2007, resulting in a change to other non-interest expense of $72,564.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, due from banks and federal funds sold: The carrying amount of cash, due from banks and federal funds sold approximates fair value.

Federal Home Loan Bank: The carrying amount of Federal Home Loan Bank stock approximates fair value.

Securities: Fair values of securities are based on available quoted market prices. The carrying amount of equity securities with no readily determined fair value approximates fair value.

Accrued interest: The carrying amount of accrued interest approximates their fair value.

Loans, net: For variable-rate loans, fair values are based on carrying values. Fixed-rate commercial loans, other installment loans and certain real estate mortgage loans were valued using discounted cash flows. The discount rate used to determine the present value of these loans was based on interest rates currently being charged by the Company on comparable loans as to credit risk and term.

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

Demand and savings deposits: The fair values of demand deposits are equal to the carrying value of such deposits. Demand deposits include non-interest bearing demand deposits, savings accounts, NOW accounts and money market demand accounts.

Time deposits: The fair value of relatively short-term time deposits is equal to their carrying values. Discounted cash flows have been used to value long-term time deposits. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

Short-term borrowings: These borrowings may consist of federal funds purchased, securities sold under agreements to repurchase, floating rate borrowings from the FHLB and the U.S. Treasury Tax and Loan account. Due to the short-term nature of these borrowings, fair values approximate carrying values.

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2008 and 2007.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Assets:
Cash and cash equivalents	$13,372	$13,372	$20,674	$20,674
Investment securities available-for-sale	184,213	184,213	144,531	144,531
Federal funds sold	1,105	1,105	0	0
Federal Home Loan Bank stock	5,236	5,236	5,096	5,096
Accrued interest receivable	4,844	4,844	6,141	6,141
Loans, net of unearned	399,483	428,267	427,588	429,048
Liabilities:
Deposits	485,117	489,588	478,554	481,192
Short–term borrowings	2,294	2,294	11,212	11,212
Long–term debt	90,000	85,851	77,518	78,866
Accrued interest payable	3,402	3,402	3,935	3,935

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

21.	UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Condition

	Year-Ended December 31,
	2008	2007
ASSETS:
Cash on deposit	$179,150	$77,406
Investment in subsidiaries	77,615,694	78,501,482
Investment securities available-for-sale	210,538	265,011
Other assets	987,343	993,527

TOTAL ASSETS	$78,992,725	$79,837,426

LIABILITIES:
Other liabilities	$328,674	$268,820
SHAREHOLDERS’ EQUITY	78,664,051	79,568,606

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$78,992,725	$79,837,426

Statements of Income

	Year-Ended December 31,
	2008	2007	2006
INCOME
Dividend income, First United Security Bank	$8,019,917	$13,129,973	$9,171,709
Interest income	9,432	10,594	18,910
Investment securities loss, net	0	(2,662)	0

Total income	8,029,349	13,137,905	9,190,619
EXPENSE	364,891	367,362	353,102

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	7,664,458	12,770,543	8,837,517
EQUITY IN (DISTRIBUTIONS IN EXCESS OF) UNDISTRIBUTED INCOME OF SUBSIDIARIES	(2,294,947)	(12,421,919)	5,407,024

NET INCOME	$5,369,511	$348,624	$14,244,541

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Statements of Cash Flows

	Year-Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,369,511	$348,624	$14,244,541
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (Equity in) undistributed income of subsidiaries	2,294,947	12,421,919	(5,407,024)
Loss on sale of securities, net	0	2,662	0
Decrease (increase) in other assets	6,185	(344)	111
Increase in other liabilities	80,282	47,287	49,864

Net cash provided by operating activities	7,750,925	12,820,148	8,887,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary	(65,000)	(66,000)	(65,000)
Proceeds from sales of investment securities available-for-sale	0	214,594	0
Return of investment in First Security Courier Company	28,185	0	0
Proceeds from maturities and prepayments of investment securities available-for-sale	0	4,052	63,190

Net cash (used in) provided by investing activities	(36,815)	152,646	(1,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,534,710)	(7,337,794)	(6,821,709)
Purchase of treasury stock	(1,077,656)	(5,735,424)	(3,200,349)

Net cash used in financing activities	(7,612,366)	(13,073,218)	(10,022,058)

INCREASE (DECREASE) IN CASH	101,744	(100,424)	(1,136,376)
CASH AT BEGINNING OF YEAR	77,406	177,830	1,314,206

CASH AT END OF YEAR	$179,150	$77,406	$177,830

22.	QUARTERLY DATA (UNAUDITED)

	Year-Ended December 31,
	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$12,715	$12,834	$13,040	$13,527	$14,557	$15,083	$15,209	$15,134
Interest expense	3,871	3,988	4,303	4,750	4,887	5,099	4,848	4,630

Net interest income	8,844	8,846	8,737	8,777	9,670	9,984	10,361	10,504
Provision for loan losses	3,434	1,927	2,180	1,360	3,462	6,786	9,863	1,041

Net interest income, after provision for loan losses	5,410	6,919	6,557	7,417	6,208	3,198	498	9,463
Non-interest:
Income	1,889	1,541	1,682	1,351	1,441	1,531	1,352	1,242
Expense	6,751	6,403	6,123	5,996	6,359	7,288	5,989	6,168

Income (loss) before income taxes	548	2,057	2,116	2,772	1,290	(2,559)	(4,139)	4,537
(Benefits from) provision for income taxes	(36)	655	635	869	(615)	(692)	(1,408)	1,495

Net income (loss) after taxes	$584	$1,402	$1,481	$1,903	$1,905	$(1,867)	$(2,731)	$3,042

Earnings (losses) per common share:
Basic and diluted earnings (losses)	$0.10	$0.23	$0.25	$0.31	$0.30	$(0.30)	$(0.44)	$0.49

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 13, 2008, Bancshares dismissed its independent registered public accounting firm, Mauldin & Jenkins, LLC (“Mauldin & Jenkins”), and engaged Carr Riggs & Ingram, LLC (“Carr Riggs”) to serve as Bancshares’ independent registered public accounting firm for 2008. The dismissal of Mauldin & Jenkins and the appointment of Carr Riggs were approved by Bancshares’ Audit Committee.

The audit reports of Mauldin & Jenkins on Bancshares’ consolidated financial statements as of and for the years ended December 31, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of Mauldin & Jenkins on the effectiveness of Bancshares’ internal control over financial reporting as of December 31, 2007 contained an adverse opinion because of the effect of a material weakness relating to a deficiency in the system of monitoring the real estate collateral values of certain impaired loans at ALC.

During the years ended December 31, 2007 and 2006 and in the subsequent interim periods through August 13, 2008, there were no disagreements between Bancshares and Mauldin & Jenkins on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mauldin & Jenkins, would have caused Mauldin & Jenkins to make reference thereto in its reports on the financial statements for such years. Furthermore, except for the material weakness described above, no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K) occurred during the years ended December 31, 2007 and 2006 or in the subsequent interim periods through August 13, 2008.

Bancshares provided Mauldin & Jenkins with a copy of the foregoing disclosures and requested that Mauldin & Jenkins furnish it with a letter addressed to the Securities and Exchange Commission stating whether Mauldin & Jenkins agreed with the statements made by Bancshares set forth above, and, if not, stating the respects in which Mauldin & Jenkins does not agree. A copy of Mauldin & Jenkins’ letter, indicating its agreement with the statements concerning it, was included as Exhibit 16 to the Current Report on Form 8-K filed by Bancshares on August 15, 2008.

During Bancshares’ two most recent fiscal years prior to the dismissal of Mauldin & Jenkins (the two fiscal years ended December 31, 2007), and the subsequent interim periods through August 13, 2008, neither Bancshares nor anyone on Bancshares’ behalf consulted Carr Riggs regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Bancshares’ financial statements or (2) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Bancshares maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bancshares’ Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Bancshares’ management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The management of Bancshares carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2008, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, Bancshares’ management concluded, as of December 31, 2008, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 51 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 54 and is incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Bancshares has adopted a Code of Business Conduct and Ethics for directors, officers (including Bancshares’ Chief Executive Officer and Principal Financial Officer) and employees. The Code of Business Conduct and Ethics is incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003. Bancshares will provide any interested person a copy of the Code of Business Conduct and Ethics free of charge, upon written request to United Security Bancshares, Inc., Attention: Larry M. Sellers, Secretary, 131 West Front Street, Post Office Box 249, Thomasville, Alabama 36784, (334) 636-5424.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2008, the securities that have been authorized for issuance under Bancshares’ equity compensation plan, the United Security Bancshares, Inc.

Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Plan”). The Directors’ Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in Bancshares’ common stock and was approved by shareholders in 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c) (excluding securities reflected in column (a))(1)
Equity compensation plans approved by shareholders	14,349	$0.00	(2)	0
Equity compensation plans not approved by shareholders	0	$0.00		0

Total	14,349	$0.00	(2)	0

(1)	Does not include shares reserved for future issuance under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.
(2)	Does not include amounts deferred pursuant to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, as there is no exercise price associated with these deferred amounts.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements of Bancshares and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC;

Report of Independent Registered Public Accounting Firm – Mauldin & Jenkins, LLC;

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – Carr, Riggs & Ingram, LLC;

Consolidated Statements of Condition – December 31, 2008 and 2007;

Consolidated Statements of Income – Years Ended December 31, 2008, 2007 and 2006;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2008, 2007 and 2006;

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2008, 2007 and 2006;

Consolidated Statements of Cash Flows – Years Ended December 31, 2008, 2007 and 2006; and

Notes to Consolidated Financial Statements – Years Ended December 31, 2008, 2007 and 2006.

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item above.

(a)(3)&(b)Exhibits.

The exhibits listed on the Exhibit Index beginning on page 94 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March, 2009.

UNITED SECURITY BANCSHARES, INC.

By:	/s/ R. Terry Phillips
R. Terry Phillips
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Terry Phillips R. Terry Phillips	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ Robert Steen Robert Steen	Assistant Vice President, Assistant Treasurer, Principal Financial Officer and Principal Accounting Officer (Principal Financial Officer, Principal Accounting Officer)	March 13, 2009

/s/ Dan R. Barlow Dan R. Barlow	Director	March 13, 2009

/s/ Linda H. Breedlove Linda H. Breedlove	Director	March 13, 2009

/s/ Gerald P. Corgill Gerald P. Corgill	Director	March 13, 2009

/s/ Wayne C. Curtis Wayne C. Curtis	Director	March 13, 2009

/s/ John C. Gordon John C. Gordon	Director	March 13, 2009

/s/ William G. Harrison William G. Harrison	Director	March 13, 2009

/s/ Hardie B. Kimbrough Hardie B. Kimbrough	Director	March 13, 2009

/s/ Jack W. Meigs Jack W. Meigs	Director	March 13, 2009

/s/ James C. Stanley James C. Stanley	Director	March 13, 2009

/s/ Howard M. Whitted Howard M. Whitted	Director	March 13, 2009

/s/ Bruce N. Wilson Bruce N. Wilson	Director	March 13, 2009

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description
3.1	Certificate of Incorporation of Bancshares, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated herein by reference to Item 3(ii) to the Current Report on Form 8-K filed on August 29, 2007.

10.1	Employment Agreement dated January 1, 2000, between Bancshares and R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2000.*

10.1A	Amendment One to R. Terry Phillips Employment Agreement dated December 18, 2008, among Bancshares, the Bank and R. Terry Phillips, incorporated herein by reference to Item 5.02(e) to the Current Report on Form 8-K filed on December 23, 2008.*

10.2	Form of Indemnification Agreement between Bancshares and its directors, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 1994, filed with the Commission in Washington, D.C., File No. 0-14549.*

10.3	United Security Bancshares, Inc. Long Term Incentive Compensation Plan, incorporated herein by reference to the Appendices to Form S-4 dated April 16, 1997 (No. 333-31241).*

10.4	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Dan Barlow, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.4A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Dan Barlow dated November 20, 2008.*

10.5	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with William D. Morgan, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.5A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for William D. Morgan dated November 20, 2008.*

10.6	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.6A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Terry Phillips dated November 20, 2008.*

10.7	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Larry Sellers, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.7A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Larry Sellers dated November 20, 2008.*

Exhibit No.	Description
10.8	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Robert Steen, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.8A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Robert Steen dated November 20, 2008.*

10.9	First United Security Bank Director Retirement Agreement dated October 14, 2002, with Dan R. Barlow, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.9A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 14, 2002 for Dan R. Barlow dated November 20, 2008.*

10.10	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.10A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Linda H. Breedlove dated November 20, 2008.*

10.11	First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.11A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 21, 2002 for Gerald P. Corgill dated November 20, 2008.*

10.12	First United Security Bank Director Retirement Agreement dated October 16, 2002, with Wayne C. Curtis, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.12A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for Wayne C. Curtis dated November 20, 2008.*

10.13	First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.13A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for John C. Gordon dated November 20, 2008.*

10.14	First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.14A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for William G. Harrison dated November 20, 2008.*

10.15	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Hardie B. Kimbrough, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.15A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Hardie B. Kimbrough dated November 20, 2008.*

Exhibit No.	Description
10.16	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.16A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Jack Meigs dated November 20, 2008.*

10.17	First United Security Bank Director Retirement Agreement dated October 17, 2002, with R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.17A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for R. Terry Phillips dated November 20, 2008.*

10.18	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Ray Sheffield, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.18A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Ray Sheffield dated November 20, 2008.*

10.19	First United Security Bank Director Retirement Agreement dated October 16, 2002, with J. C. Stanley, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.19A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17 (sic), 2002 for J.C. Stanley dated November 20, 2008.*

10.20	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.20A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Howard M. Whitted dated November 20, 2008.*

10.21	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.21A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Bruce N. Wilson dated November 20, 2008.*

10.22	United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.*

10.22A	Amendment One to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 18, 2008.*

10.23	Criteria pursuant to which bonuses are paid to the Named Executive Officers for fiscal year 2008, under the United Security Bancshares, Inc. 2008 Incentive Earnings Program, incorporated herein by reference to Item 5.02(e) to the Current Report on Form 8-K filed on March 12, 2008.*

Exhibit No.	Description
10.24	United Security Bancshares, Inc. Summary of Directors’ Fees as of January 1, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2007.*

14	United Security Bancshares, Inc. Code of Business Conduct and Ethics, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of United Security Bancshares, Inc.

23.1	Consent of Carr, Riggs & Ingram, LLC.

23.2	Consent of Mauldin & Jenkins, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.