Form 10-Q
period 2009-03-31
UNITED SECURITY BANCSHARES INC
filed 2009-05-11
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(334) 636-5424

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2009
Common Stock, $0.01 par value	6,017,714 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (the “Company”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements, including the factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. With respect to the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Per Share Data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and Due from Banks	$13,241	$13,246
Interest-Bearing Deposits in Other Banks	126	126

Total Cash and Cash Equivalents	13,367	13,372
Federal Funds Sold	16,095	1,105
Investment Securities Available-for-Sale, at fair market value	180,061	184,213
Federal Home Loan Bank Stock, at cost	5,251	5,236
Loans, net of allowance for loan losses of $8,729 and $8,532, respectively	397,635	399,483
Premises and Equipment, net	17,407	17,495
Cash Surrender Value of Bank-Owned Life Insurance	11,833	11,724
Accrued Interest Receivable	4,357	4,843
Goodwill	4,098	4,098
Investment in Limited Partnerships	1,953	1,993
Other Assets	26,013	24,440

Total Assets	$678,070	$668,002

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$495,569	$485,117
Accrued Interest Expense	3,178	3,402
Short-Term Borrowings	1,108	2,294
Long-Term Debt	90,000	90,000
Other Liabilities	9,111	8,525

Total Liabilities	598,966	589,338

Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued; 6,017,954 and 6,018,154 shares outstanding, respectively	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Income, net of tax	3,279	2,476
Retained Earnings	87,639	87,999
Less Treasury Stock: 1,299,606 and 1,299,406 shares at cost, respectively	(21,120)	(21,117)

Total Shareholders’ Equity	79,104	78,664

Total Liabilities and Shareholders’ Equity	$678,070	$668,002

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$9,735	$11,493
Interest on Investment Securities Available-for-Sale	2,234	2,034

Total Interest Income	11,969	13,527
INTEREST EXPENSE:
Interest on Deposits	2,654	3,761
Interest on Borrowings	916	989

Total Interest Expense	3,570	4,750

NET INTEREST INCOME	8,399	8,777

PROVISION FOR LOAN LOSSES	1,909	1,360

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,490	7,417

NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	661	791
Credit Life Insurance Income	158	88
Other Income	418	472

Total Non-Interest Income	1,237	1,351

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,151	3,220
Occupancy Expense	454	448
Furniture and Equipment Expense	305	329
Other Expense	2,077	1,999

Total Non-Interest Expense	5,987	5,996

INCOME BEFORE INCOME TAXES	1,740	2,772

PROVISION FOR INCOME TAXES	471	869

NET INCOME	$1,269	$1,903

BASIC AND DILUTED NET INCOME PER SHARE	$0.21	$0.31

DIVIDENDS PER SHARE	$0.27	$0.27

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Net income	$1,269	$1,903

Other comprehensive income:
Reclassification adjustment for net gains realized on derivatives in net income, net of tax of $5	0	(8)
Change in unrealized holding gains on available-for-sale securities arising during period, net of tax of $482 and $598, respectively	803	996

Other comprehensive income	803	988

Comprehensive income	$2,072	$2,891

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,269	$1,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	210	234
Accretion of premiums and discounts, net	(39)	(55)
Provision for loan losses	1,909	1,360
Net other operating activities	(1,355)	755

Total adjustments	725	2,294

Net cash provided by operating activities	1,994	4,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities available-for-sale	17,599	12,259
Purchase of premises and equipment, net	(42)	(118)
Purchase of Federal Home Loan Bank stock	(15)	(478)
Purchase of investment securities available-for-sale	(12,123)	(27,484)
Net increase in federal funds sold	(14,990)	0
Net change in loan portfolio	(62)	5,932

Net cash used in investing activities	(9,633)	(9,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	10,452	4,135
Dividends paid	(1,629)	(1,638)
(Decrease) increase in borrowings	(1,185)	9,845
Purchase of treasury stock	(4)	(663)

Net cash provided by financing activities	7,634	11,679

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5)	5,987

CASH AND CASH EQUIVALENTS, beginning of period	13,372	20,674

CASH AND CASH EQUIVALENTS, end of period	$13,367	$26,661

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$3,795	$5,090
Income Taxes	65	89
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$2,766	$935

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ended December 31, 2009. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies followed by the Company are set forth in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average shares outstanding during the three-month periods ended March 31, 2009 and 2008. Diluted net income per share for the three-month periods ended March 31, 2009 and 2008 are computed based on the weighted average shares outstanding during the period plus the dilutive effect of outstanding stock options. There were no outstanding options during the periods ended March 31, 2009 or 2008.

The following table represents the net income per share calculations for the three-month periods ended March 31, 2009 and 2008 (dollars in thousands, except per share data):

For the Three Months Ended:	Net Income	Weighted Average Shares Outstanding	Net Income Per Share
March 31, 2009	$1,269	6,018,000	$0.21

March 31, 2008	$1,903	6,062,738	$0.31

3. COMPREHENSIVE INCOME

Comprehensive income consists of net income, the change in the unrealized gains or losses on the Company’s available-for-sale securities portfolio arising during the period and the change in the effective portion of cash flow hedges marked to market. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

4. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. On February 12, 2008, the Financial Accounting

Standards Board (the “FASB”) issued Staff Position 157-2, which deferred the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $148,000 in equity securities that are considered to be Level 1 securities.

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $18,467,333 as of March 31, 2009. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

Accounting Standards Not Yet Adopted

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contract – an interpretation of FASB Statement No. 60. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS No. 163 were effective for the Company’s fiscal year beginning January 1, 2009. SFAS No. 163 will not impact the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under SFAS No. 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS No. 162 will not impact the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which is a revision of SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) was effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS No. 141(R) will not impact the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that the amount of consolidated net income attributable to the parent and to the controlling interests be clearly identified and presented on the face of the consolidated statement of income. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. Prospective application of SFAS No. 160 is required, except for the presentation and disclosure requirements, which must be applied retrospectively. SFAS No. 160 will not impact the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments, including specific disclosures regarding the location and amounts of derivative instruments in the financial statements and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS No. 107 concentration of credit-risk disclosures. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008, and earlier application is permitted. SFAS No. 161 will not impact the Company’s financial statements.

In April 2009, the FASB issued three final Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009 and are not expected to have a material effect on the financial statements of the Company.

5. SEGMENT REPORTING

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and First United Security Bank’s (the “Bank”) significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
As of or for the three months ended March 31, 2009:	(Dollars In Thousands)

Net interest income	$5,300	$3,084	$15	$0	$8,399
Provision for loan losses	834	1,075	0	0	1,909
Total non-interest income	1,061	161	1,521	(1,506)	1,237
Total non-interest expense	4,168	1,779	183	(143)	5,987

Income before income taxes	1,359	391	1,353	(1,363)	1,740
Provision for income taxes	322	145	4	0	471

Net income	$1,037	$246	$1,349	$(1,363)	$1,269

Other significant items:
Total assets	$679,912	$101,852	$93,723	$(197,417)	$678,070
Total investment securities	179,800	0	261	0	180,061
Total loans, net	412,431	91,047	0	(105,843)	397,635
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	9,696	63	79,544	(89,226)	77
Fixed asset addition	36	6	0	0	42
Depreciation and amortization expense	171	39	0	0	210
Total interest income from external customers	7,123	4,841	5	0	11,969
Total interest income from affiliates	1,757	0	9	(1,766)	0

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
As of or for the three months ended March 31, 2008:	(Dollars In Thousands)

Net interest income	$5,571	$3,190	$16	$0	$8,777
Provision for loan losses	368	992	0	0	1,360
Total non-interest income	1,200	102	2,213	(2,164)	1,351
Total non-interest expense	3,967	1,866	247	(84)	5,996

Income before income taxes	2,436	434	1,982	(2,080)	2,772
Provision for income taxes	723	142	4	0	869

Net income	$1,713	$292	$1,978	$(2,080)	$1,903

Other significant items:
Total assets	$670,107	$117,088	$94,734	$(208,650)	$673,279
Total investment securities	161,036	0	369	0	161,405
Total loans, net	432,097	101,383	0	(114,118)	419,362
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	9,787	63	80,389	(90,161)	78
Fixed asset addition	109	9	0	0	118
Depreciation and amortization expense	187	46	1	0	234
Total interest income from external customers	8,383	5,138	6	0	13,527
Total interest income from affiliates	1,948	0	10	(1,958)	0

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing and trading activities. These financial instruments include commitments to extend credit and standby letters of credit.

The Bank’s principal objective in holding derivative financial instruments is asset-liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank’s interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank’s asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps. During the period ended March 31, 2009, no interest rate swaps were used.

Two cash-flow hedges with a notional amount of $18.0 million were terminated on March 31, 2005, resulting in a $592,000 gain, which is reported in other comprehensive income. This gain was reclassified from other comprehensive income to income over the original remaining term of the swaps. During the first quarter of 2008, $12,411 was reclassified into income. There was no remaining balance at March 31, 2009.

7. GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions, and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counter party default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ended March 31, 2009 there were no credit losses associated with derivative contracts.

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

	March 31, 2009	December 31, 2008
	(Dollars In Thousands)
Standby Letters of Credit	$1,956	$1,952
Commitments to Extend Credit	$55,225	$54,330

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at March 31, 2009 is $2.0 million and represents the Bank’s total credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At March 31, 2009, there were no outstanding commitments to purchase and sell securities for delayed delivery.

Litigation and Regulatory Matters

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, has been named as a co-defendant. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants deny the allegations and intend to vigorously defend themselves in this action. The trial court denied the defendants’ motion to compel arbitration, and the defendants elected to appeal the trial court’s ruling with the Alabama Supreme Court. During the appeal, Malcomb Graves filed for bankruptcy, staying this lawsuit in its entirety. The defendants have not yet responded to the complaint, and no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

On April 1, 2008, E. Mark Ezell, Mark Ezell Family, LLC, Nena M. Morris, Mark Ezell Investment & Property Management, LLC, Patricia W. Ezell, J.W. Ezell, Ranier W. Ezell and Bradley H. Ezell, all shareholders of the Company (collectively, the “Shareholder Plaintiffs”), filed a lawsuit in the Circuit Court of Choctaw County, Alabama against the Company, ALC, Robert Steen and Mauldin & Jenkins, LLC seeking an unspecified amount of compensatory and punitive damages. On October 31, 2008, the Shareholder Plaintiffs amended the complaint to add Terry Phillips, President and Chief Executive Officer of the Company, as a co-defendant. The complaint, as amended, seeks both direct and derivative relief and alleges that the defendants committed fraud and various other breaches relating to loans made by ALC, resulting in damage to both the Shareholder Plaintiffs and the Company. The Company and ALC deny the allegations focused on them and intend to vigorously defend themselves in this action. On January 16, 2009, the trial court granted in part a motion filed by the Company and ALC seeking to dismiss certain of the Shareholder Plaintiffs’ claims, including the derivative and fraud claims, and ordered the Shareholder Plaintiffs to re-plead their remaining claims. The trial court also granted a motion filed by the Company and ALC seeking to have the lawsuit transferred to the Circuit Court of Clarke County, which transfer occurred on January 19, 2009. The Shareholder Plaintiffs have not yet amended their complaint as ordered, and, as such, no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

On April 29, 2008, the Company, the Bank and ALC (collectively, the “USB Companies”) filed a lawsuit in the Circuit Court of Clarke County, Alabama against McKean & Associates, P.A. (“McKean”) seeking an unspecified amount of compensatory and punitive damages. On May 13, 2008, the USB Companies filed an amended complaint adding Ernst & Young LLP as a co-defendant in the lawsuit. The USB Companies filed an additional amended complaint on August 20, 2008 adding Mauldin & Jenkins, LLC as a co-defendant. The complaint, as amended, alleges that the defendants breached their contractual obligations to the USB Companies, the defendants breached their duty to exercise reasonable care in performing their audits on behalf of the USB Companies and the defendants committed certain other torts relating to the audits of the USB Companies. McKean has filed an answer denying the allegations and recently voluntarily dismissed a counterclaim previously asserted against ALC. The parties engaged in non-binding mediation, but no resolution of this matter has been reached. The parties are now engaged in discovery, and the trial court has set a trial date in August of 2009. However, it is too early to assess the likelihood of recovery in this matter or what effect the resolution of this matter will have on the Company’s financial position or results of operations.

The Bank was informed by letter dated September 30, 2008, that the U.S. Department of Justice (the “DOJ”) has authorized the filing of a complaint in the U.S. District Court for the Southern District of Alabama against the Bank alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act. This matter arose in connection with the Federal Deposit Insurance Corporation’s evaluation of the Bank under the Community Reinvestment Act (“CRA”), which resulted in a “Needs to Improve” CRA rating for the Bank. The Company believes that the Bank’s lending practices have complied with all applicable laws, and the Bank has been in active discussions with the DOJ in an effort to resolve this matter. It is too early to assess whether the resolution of this matter will have a material adverse effect on the Company’s financial position or results of operations.

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

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States (“GAAP”) and with general practices within the financial services industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, is set forth in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2009 to year-end 2008, while comparing income and expense for the three-month periods ended March 31, 2009 and 2008.

All yields and ratios presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

COMPARING THE THREE MONTHS ENDED MARCH 31, 2009 TO THE THREE MONTHS ENDED MARCH 31, 2008

Net income during the first quarter of 2009 decreased $634,000, or 33.3%, as compared to the first quarter of 2008, resulting in a decrease of basic net income per share from $0.31 to $0.21. Annualized return on assets was 0.76% for the first three months of 2009, compared to 1.15% for the same period during 2008. Average return on shareholders’ equity decreased to 6.51% for the first three months of 2009, from 9.56% during the first three months of 2008.

Interest income for the 2009 first quarter decreased $1.6 million, or 11.5%, compared to the first quarter of 2008. The decrease in interest income was primarily due to a decrease in interest earned on loans. This decrease is due to an overall decrease in the average yield and a decrease in the volume of loans outstanding, which is offset somewhat by an increase in the volume of investment securities.

Interest expense for the 2009 first quarter decreased $1.2 million, or 24.8%, compared to the first quarter of 2008. This decrease was the result of lower interest rates paid on certificates of deposit and borrowed funds.

Net interest income decreased $378,000, or 4.3%, for the first quarter of 2009, as a result of a decrease in the volume and yield on loans. Asset yields have fallen faster than funding rates as prime adjustable loans have priced downward much faster than certificates of deposit. When interest rates stabilize, we will be able to reprice maturing certificates of deposit, and our net interest margin is expected to improve.

The provision for loan losses was $1.9 million, or 1.9% annualized of average loans, in the first quarter of 2009, compared to $1.4 million, or 1.3% annualized of average loans, in the first quarter of 2008. Charge-offs exceeded recoveries by $1.7 million for the quarter, a decrease of approximately $367,000 over the same period in the prior year.

Total non-interest income decreased $114,000, or 8.4%, for the first quarter of 2009. Service charges and fees on deposit accounts decreased $130,000. Income on bank-owned life insurance increased $4,000, while commissions on credit insurance increased $70,000. Letters of credit and commitment fees decreased $11,000, and all other fees and charges decreased $47,000.

Total non-interest expense decreased $9,000, or 0.2%, in the first quarter of 2009. Salary and employee benefits decreased $69,000; occupancy expense increased $6,000; advertising expense decreased $4,000; stationery and supplies expense increased $13,000; telephone and data circuit expense increased $12,000; and legal and attorney fees increased $188,000.

Income tax expense for the first quarter of 2009 decreased $398,000 over the first quarter of 2008. The decrease during the first three months of 2009 compared to 2008 resulted from lower levels of taxable income. Management estimates the effective tax rate for the Company to increase to approximately 31.0% of pre-tax income for the remainder of the year, as the ratio of tax exempt income and tax credits to taxable income declines.

COMPARING THE MARCH 31, 2009 STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2008

In comparing financial condition at December 31, 2008 to March 31, 2009, total assets increased $10.1 million to $678.1 million, while liabilities increased $9.6 million to $599.0 million. Shareholders’ equity increased $440,000 as a result of an increase in other comprehensive income of $803,000, offset by an increase in treasury stock of $3,000 and dividends paid in excess of earnings of $360,000.

Investment securities decreased $4.2 million, or 2.3%, during the first three months of 2009. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $1.6 million, from $408.0 million at December 31, 2008, to $406.4 million at March 31, 2009, due to the slowdown in construction and real estate development in the trade areas served by the Company. Deposits increased $10.5 million, or 2.2%, during the first three months of 2009.

CREDIT QUALITY

At March 31, 2009, the allowance for loan losses was $8.7 million, or 2.2% of loans net of unearned income, compared to $7.8 million, or 1.8% of loans net of unearned income, at March 31, 2008, and $8.5 million, or 2.1% of loans net of unearned income, at December 31, 2008. The coverage ratio of the allowance for loan losses to non-performing assets increased to 23.0% at March 31, 2009, compared to 22.6% at December 31, 2008. Loans on non-accrual declined $688,000, accruing loans past due 90 days or more declined $1.7 million and real estate acquired in settlement of loans increased $2.5 million, as compared to December 31, 2008.

Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at Beginning of Period	$8,532	$8,535

Charge-Offs	(2,125)	(2,577)
Recoveries	413	498

Net Loans Charged-Off	(1,712)	(2,079)

Additions Charged to Operations	1,909	1,360

Balance at End of Period	$8,729	$7,816

Net charge-offs for the quarter ended March 31, 2009 were $1.7 million, or 1.7% of average loans on an annualized basis, a decrease of 17.7%, or $367,000, from the charge-offs of $2.1 million, or 1.9% of average loans on an annualized basis, reported a year earlier. The provision for loan losses for the first three months of 2009 was $1.9 million, compared to $1.4 million in the first three months of 2008.

The Company maintains the allowance for loan losses at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including, but not limited to, management’s estimate of (a) future economic conditions, (b) the financial condition and liquidity of certain loan customers and (c) collateral values of property securing certain loans. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. There can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additions to the allowances will not be required.

Non-performing assets were as follows (dollars in thousands):

	March 31, 2009	December 31, 2008	March 31, 2008
Loans Accounted for on a Non-Accrual Basis	$9,570	$10,258	$15,899
Accruing Loans Past Due 90 Days or More	7,666	9,323	4,951
Real Estate Acquired in Settlement of Loans	20,670	18,131	11,414

Total	$37,906	$37,712	$32,264

Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	8.88%	8.85%	7.36%

Non-performing assets as a percentage of net loans and other real estate was 8.9% at March 31, 2009 and December 31, 2008. Loans on non-accrual status decreased $688,000, accruing loans past due 90 days or more decreased $1.7 million and real estate acquired in settlement of loans increased $2.5 million from December 31, 2008 to March 31, 2009. Other real estate acquired as of March 31, 2009 consists of twenty-one residential properties and nine commercial properties totaling $13.4 million at the Bank and one hundred forty-five residential properties totaling $7.3 million at ALC. Management is making every effort to dispose of these properties in a timely manner, but the national recession and the severely depressed real estate market continues to have a negative impact on this process. In spite of the bad economic conditions, management believes that, by closely monitoring these non-performing assets, through aggressive collection and sales efforts, they can be reduced to a more manageable level. Management reviews these loans and reports to the Board of Directors monthly. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing interest only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset value downgraded.

Impaired loans totaled $20.2 million, $24.4 million and $5.6 million as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively. Impaired loans at March 31, 2009 consist mainly of seven commercial real estate loans and three residential development loans. Based on management’s analysis, these loans are considered impaired based on current collateral values. There was approximately $1.8 million, $1.6 million and $1.3 million in the allowance for loan losses specifically allocated to these impaired loans at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s primary sources of funds are customer deposits, Federal Home Loan Bank advances, repayments of loan principal and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition, making them less predictable. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

The Bank currently has up to $110.7 million in borrowing capacity from the Federal Home Loan Bank and $10.0 million in established federal funds lines.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2009 and December 31, 2008, the Company and the Bank were in compliance with all regulatory capital requirements.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources or operation of the Company. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. See Note 7 to Item 1, “Guarantees, Commitments and Contingencies,” for a discussion of such claims and legal actions.

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments, maturities and sales relating to loans and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $183.6 million at December 31, 2008 and $170.4 million at March 31, 2009.

Investment securities that are forecast to mature or reprice over the next twelve months total $10.5 million, or 5.8% of the investment portfolio, as of March 31, 2009. For comparison, principal payments on investment securities totaled $15.1 million, or 8.4% of the investment portfolio, at March 31, 2009.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of March 31, 2009, the bond portfolio had an expected average maturity of 2.9 years, and approximately 81.6% of the $180.0 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at March 31, 2009, had long-term debt and short-term borrowings that, on average, represented 13.4% of liabilities and equity, compared to 13.7% at year-end 2008.

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

Measuring Interest Rate Sensitivity. Gap analysis is a technique used to measure interest rate sensitivity at a particular point in time, an example of which is represented below. Assets and liabilities are placed in gap intervals based on their repricing dates. Assets and liabilities for which no specific repricing dates exist are placed in gap intervals based on management’s judgment concerning their most likely repricing behaviors. Interest rate derivatives used in interest rate sensitivity management also are included in the applicable gap intervals.

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

Also on a monthly basis, the Bank calculates how changes in interest rates would impact the market value of its assets and liabilities, as well as changes in long-term profitability. The process is similar to assessing short-term risk but emphasizes and is measured over a five-year time period, which allows for a more comprehensive assessment of longer-term repricing and cash flow imbalances that may not be captured by short-term net interest margin simulation. The results of these calculations are representative of long-term interest rate risk, both in terms of changes in the present value of the Bank’s assets and liabilities, as well as long-term changes in core profitability.

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

As of March 31, 2009, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 7 to Item 1, “Guarantees, Commitments and Contingencies,” for information regarding certain litigation matters relating to the Company and its subsidiaries.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
January 1 – January 31	5,400	(2)	$18.95	0	242,303

February 1 – February 28	0		$0.00	0	242,303

March 1 – March 31	2,543	(3)	$14.38	0	242,303

Total	7,943		$17.48	0	242,303

(1)	On December 18, 2008, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2009, the expiration date of the extended repurchase program.
(2)	5,200 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions), and 200 shares were purchased by a trust, which is part of the Company’s general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.
(3)	2,543 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: May 11, 2009

BY:	/s/ Robert Steen
Robert Steen
Its Assistant Vice President, Assistant Treasurer, Principal Financial Officer and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

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