Form 10-Q
period 2009-06-30
UNITED SECURITY BANCSHARES INC
filed 2009-08-07
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(334) 636-5424

(Registrant’s Telephone Number, Including Area Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2009
Common Stock, $0.01 par value	6,017,649 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Per Share Data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and Due from Banks	$12,561	$13,246
Interest Bearing Deposits in Banks	126	126

Total Cash and Cash Equivalents	12,687	13,372
Federal Funds Sold	20,005	1,105
Investment Securities Available-for-Sale, at fair market value	179,886	184,213
Federal Home Loan Bank Stock, at cost	5,251	5,236
Loans, net of allowance for loan losses of $8,376 and $8,532, respectively	399,928	399,483
Premises and Equipment, net	17,599	17,495
Cash Surrender Value of Bank-Owned Life Insurance	11,937	11,724
Accrued Interest Receivable	4,432	4,843
Goodwill	4,098	4,098
Investment in Limited Partnerships	1,912	1,993
Other Assets	27,634	24,440

Total Assets	$685,369	$668,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$500,782	$485,117
Accrued Interest Expense	3,102	3,402
Short-Term Borrowings	648	2,294
Long-Term Debt	90,000	90,000
Other Liabilities	10,025	8,525

Total Liabilities	604,557	589,338

Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued; 6,017,714 and 6,018,154 shares outstanding, respectively	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Income, net of tax	2,783	2,476
Retained Earnings	89,847	87,999
Less Treasury Stock: 1,299,846 and 1,299,406 shares at cost, respectively	(21,124)	(21,117)

Total Shareholders’ Equity	80,812	78,664

Total Liabilities and Shareholders’ Equity	$685,369	$668,002

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$9,754	$10,832	$19,489	$22,325
Interest on Investment Securities Available-for-Sale	2,191	2,208	4,425	4,242

Total Interest Income	11,945	13,040	23,914	26,567
INTEREST EXPENSE:
Interest on Deposits	2,523	3,366	5,177	7,127
Interest on Borrowings	925	937	1,841	1,926

Total Interest Expense	3,448	4,303	7,018	9,053

NET INTEREST INCOME	8,497	8,737	16,896	17,514
PROVISION FOR LOAN LOSSES	1,459	2,180	3,368	3,540

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,038	6,557	13,528	13,974
NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	731	815	1,392	1,606
Credit Life Insurance Income	257	171	415	259
Other Income	2,979	696	3,397	1,168

Total Non-Interest Income	3,967	1,682	5,204	3,033
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,486	3,145	6,637	6,365
Occupancy Expense	460	452	914	900
Furniture and Equipment Expense	305	374	610	703
Other Expense	2,442	2,152	4,519	4,151

Total Non-Interest Expense	6,693	6,123	12,680	12,119

INCOME BEFORE INCOME TAXES	4,312	2,116	6,052	4,888
PROVISION FOR INCOME TAXES	1,440	635	1,911	1,504

NET INCOME	$2,872	$1,481	$4,141	$3,384

BASIC AND DILUTED NET INCOME PER SHARE	$0.48	$0.25	$0.69	$0.56

DIVIDENDS PER SHARE	$0.11	$0.27	$0.38	$0.54

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net income	$2,872	$1,481	$4,141	$3,384

Other comprehensive income (loss):
Reclassification adjustment for net gains realized on derivatives in net income, net of tax of $5	0	0	0	(8)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax (benefits) of ($296), ($1,272), $186, and ($675), respectively	(493)	(2,120)	309	(1,124)
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income, net of tax of $2, $0, $2 and $0, respectively	(3)	0	(3)	0

Other comprehensive (loss) income	(496)	(2,120)	306	(1,132)

Comprehensive income (loss)	$2,376	$(639)	$4,447	$2,252

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,141	$3,384
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	424	467
Accretion of premiums and discounts, net	(62)	(120)
Provision for loan losses	3,368	3,540
(Gain) loss on sale of securities, net	(8)	0
(Gain) loss on sale of fixed assets, net	(121)	0
Net other operating activities	(1,964)	2,203

Total adjustments	1,637	6,090

Net cash provided by operating activities	5,778	9,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities available-for-sale	37,944	24,293
Proceeds from sales of investment securities available-for-sale	1,519	0
Proceeds from redemption of Federal Home Loan Bank stock	0	338
Purchase of premises and equipment, net	(342)	(221)
Purchase of investment securities available-for-sale	(34,575)	(53,868)
Purchase of Federal Home Loan Bank stock	(15)	(478)
Net increase in federal funds sold	(18,900)	0
Net change in loan portfolio	(3,814)	18,309

Net cash used in investing activities	(18,183)	(11,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	15,665	8,987
Dividends paid	(2,292)	(3,274)
(Decrease) increase in borrowings	(1,646)	3,805
Purchase of treasury stock	(7)	(824)

Net cash provided by financing activities	11,720	8,694

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(685)	6,541

CASH AND CASH EQUIVALENTS, beginning of period	13,372	20,674

CASH AND CASH EQUIVALENTS, end of period	$12,687	$27,215

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$7,319	$9,758
Income Taxes	75	99
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$4,863	$7,035

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2009. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In preparing the financial statements, management evaluated subsequent events through the date on which the financial statements were issued.

2.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average shares during the three- and six-month periods ended June 30, 2009 and 2008. Diluted net income per share for the three- and six-month periods ended June 30, 2009 and 2008 are computed based on the weighted average shares outstanding during the period plus the dilutive effect of outstanding stock options. There were no outstanding options during the periods ended June 30, 2009 or 2008.

The following table represents the net income per share calculations for the three- and six-month periods ended June 30, 2009 and 2008 (dollars in thousands, except per share data):

	Net Income	Weighted Average Shares Outstanding	Net Income Per Share
For the Three Months Ended:
June 30, 2009	$2,872	6,017,727	$0.48
June 30, 2008	$1,481	6,042,209	$0.25
For the Six Months Ended:
June 30, 2009	$4,141	6,017,864	$0.69
June 30, 2008	$3,384	6,052,473	$0.56

3.	COMPREHENSIVE INCOME

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

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. On February 12, 2008, the Financial Accounting Standards Board (the “FASB”) issued Staff Position 157-2, which defers the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

Assets Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $173,000 in equity securities that are considered to be Level 1 securities.

Assets Measured at Fair Value on a Nonrecurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $17,481,678 as of June 30, 2009. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

Accrued interest: The carrying amount of accrued interest approximates fair value.

Loans, net: For variable-rate loans, fair values are based on carrying values. Fixed-rate commercial loans, other installment loans and certain real estate mortgage loans were valued using discounted cash flows. The discount rate used to determine the present value of these loans was based on interest rates currently being charged by the Company on comparable loans as to credit risk and term.

Derivative instruments: Fair values of the Company’s derivative instruments are based on values obtained from counterparties or other quotations received from third parties. The Company’s loan commitments are negotiated at current market rates and are relatively short-term in nature. As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time. Because of this policy and the absence of any known credit exposure, the estimated value of the Company’s loan commitments is nominal.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of June 30, 2009 and December 31, 2008.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$12,687	$12,687	$13,372	$13,372
Investment securities available-for-sale	179,886	179,886	184,213	184,213
Federal funds sold	20,005	20,005	1,105	1,105
Federal Home Loan Bank stock	5,251	5,251	5,236	5,236
Accrued interest receivable	4,432	4,432	4,844	4,844
Loans, net of unearned	399,928	399,858	399,483	428,267
Liabilities:
Deposits	500,782	504,245	485,117	489,588
Short-term borrowings	648	648	2,294	2,294
Long-term debt	90,000	87,652	90,000	85,851
Accrued interest payable	3,102	3,102	3,402	3,402

Other Accounting Standards Recently Adopted

The following is a list of other accounting standards recently adopted that did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which is a revision of SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) became effective for fiscal years beginning after December 15, 2008, to be applied prospectively. The adoption of SFAS No. 141(R) did not impact the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that the amount of consolidated net income attributable to the parent and to the controlling interests be clearly identified and presented on the face of the consolidated statement of income. The provisions of SFAS No. 160 became effective for fiscal years beginning on or after December 15, 2008, with earlier application prohibited. Prospective application of SFAS No. 160 is required, except for the presentation and disclosure requirements, which must be applied retrospectively. The adoption of SFAS No. 160 did not impact the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments, including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS No. 107 concentration of credit-risk disclosures. The provisions of SFAS No. 161 became effective for fiscal years beginning after November 15, 2008, with earlier application permitted. The adoption of SFAS No. 161 did not impact the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contract — an interpretation of FASB Statement No. 60. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS No. 163 became effective as of the beginning of the Company’s 2009 fiscal year. The adoption of SFAS No. 163 did not impact the Company’s financial statements.

In April 2009, the FASB issued three final staff positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and Auditing Practices Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement — to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain whether a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to FSP FAS 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed once a year. FSP FAS 107-1 and APB 28-1 requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 relating to other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP FAS 115-2 and FAS 124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.

The FSPs became effective for interim and annual periods ending after June 15, 2009. Adoption of these FSPs did not have a material effect on the financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 became effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of SFAS No. 165.

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 166 and comply with its requirements. The Company does not expect that the adoption of SFAS No. 166 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 167 and comply with its requirements. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. Under SFAS No. 168, The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS No. 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, Revenue Recognition, paragraphs 38-76. The Company does not expect that the adoption of SFAS No. 168 will have a material impact on the Company’s consolidated financial statements.

5.	INVESTMENT SECURITIES

Details of investment securities available-for-sale are as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$156,613	$4,459	$(202)	$160,870
Obligations of states, counties and political subdivisions	18,569	226	(74)	18,721
U.S. treasury securities	121	1	0	122
Equity securities	132	41	0	173

Total	$175,435	$4,727	$(276)	$179,886

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$166,712	$4,111	$(340)	$170,483
Obligations of states, counties and political subdivisions	11,281	153	(63)	11,372
U.S. treasury securities	122	1	0	123
Obligations of U.S. government sponsored agencies	2,005	11	0	2,016
Equity securities	132	88	0	220

Total	$180,252	$4,364	$(403)	$184,213

The scheduled maturities of investment securities available-for-sale at June 30, 2009 are presented in the following table:

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$3,498	$3,498
Maturing after one to five years	13,595	13,920
Maturing after five to fifteen years	110,367	113,505
Maturing after fifteen years	47,843	48,790
Equity securities and Preferred Stock	132	173

Total	$175,435	$179,886

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008. The Company does not believe that any individual unrealized loss represents an other-than-temporary impairment. The Company does not intend to sell these securities, has assessed the likelihood that it will be required to sell these securities before recovery of its amortized cost basis as not likely, and does expect to recover the entire amortized cost basis of these securities based on comparison of the present value of cash flows expected to be collected from the securities with the amortized cost basis of the securities. Therefore, the Company has not recognized any other-than-temporary impairments.

	June 30, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$6,567	$(74)	$0	$0
Mortgage-backed securities	10,481	(71)	1,315	(131)

Total	$17,048	$(145)	$1,315	$(131)

	December 31, 2008
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,438	$(63)	$0	$0
Mortgage-backed securities	10,303	(101)	6,830	(239)

Total	$11,741	$(164)	$6,830	$(239)

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation.

The following chart represents the gross gains and losses realized on securities available-for-sale:

	Gross Gains	Gross Losses	Net Gains (Losses)
	(Dollars in Thousands)
Three Months Ended:
June 30, 2009	$8	$0	$8
June 30, 2008	0	0	0
Six Months Ended:
June 30, 2009	$8	$0	$8
June 30, 2008	0	0	0

6.	SEGMENT REPORTING

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and First United Security Bank’s (the “Bank”) significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of or for the three months ended June 30, 2009:
Net interest income	$5,437	$3,043	$17	$0	$8,497
Provision for loan losses	223	1,236	0	0	1,459
Total non-interest income	1,261	2,603	3,225	(3,122)	3,967
Total non-interest expense	4,482	2,092	273	(154)	6,693

Income before income taxes	1,993	2,318	2,969	(2,968)	4,312
Provision for income taxes	562	873	5	0	1,440

Net income	$1,431	$1,445	$2,964	$(2,968)	$2,872

Other significant items:
Total assets	$683,739	$100,819	$95,558	$(194,747)	$685,369
Total investment securities	179,601	0	285	0	179,886
Total loans, net	412,265	89,843	0	(102,180)	399,928
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	11,231	63	81,247	(92,464)	77
Fixed asset addition	279	21	0	0	300
Depreciation and amortization expense	167	47	0	0	214
Total interest income from external customers	7,172	4,770	3	0	11,945
Total interest income from affiliates	1,727	0	14	(1,741)	0
As of or for the six months ended June 30, 2009:
Net interest income	$10,738	$6,128	$30	$0	$16,896
Provision for loan losses	1,057	2,311	0	0	3,368
Total non-interest income	2,322	2,764	4,747	(4,629)	5,204
Total non-interest expense	8,651	3,871	456	(298)	12,680

Income before income taxes	3,352	2,710	4,321	(4,331)	6,052
Provision for income taxes	884	1,019	8	0	1,911

Net income	$2,468	$1,691	$4,313	$(4,331)	$4,141

Other significant items:
Fixed asset addition	$314	$28	$0	$0	$342
Depreciation and amortization expense	338	86	0	0	424
Total interest income from external customers	14,294	9,611	9	0	23,914
Total interest income from affiliates	3,483	0	22	(3,505)	0

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of or for the three months ended June 30, 2008:
Net interest income	$5,671	$3,042	$24	$0	$8,737
Provision for loan losses	772	1,408	0	0	2,180
Total non-interest income	1,394	153	1,755	(1,620)	1,682
Total non-interest expense	3,953	1,933	306	(69)	6,123

Income (loss) before income taxes	2,340	(146)	1,473	(1,551)	2,116
Provision for (benefit from) income taxes	690	(59)	4	0	635

Net income (loss)	$1,650	$(87)	$1,469	$(1,551)	$1,481

Other significant items:
Total assets	$666,406	$114,430	$92,258	$(203,697)	$669,397
Total investment securities	172,079	0	348	0	172,427
Total loans, net	411,708	98,513	0	(111,517)	398,704
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	9,700	63	78,016	(87,701)	78
Fixed asset addition	80	23	0	0	103
Depreciation and amortization expense	374	93	1	0	468
Total interest income from external customers	8,121	4,911	8	0	13,040
Total interest income from affiliates	1,868	0	15	(1,883)	0
As of or for the six months ended June 30, 2008:
Net interest income	$11,242	$6,232	$40	$0	$17,514
Provision for loan losses	1,139	2,401	0	0	3,540
Total non-interest income	2,593	256	3,905	(3,721)	3,033
Total non-interest expense	7,920	3,799	553	(153)	12,119

Income before income taxes	4,776	288	3,392	(3,568)	4,888
Provision for income taxes	1,414	82	8	0	1,504

Net income	$3,362	$206	$3,384	$(3,568)	$3,384

Other significant items:
Fixed asset addition	$189	$32	$0	$0	$221
Depreciation and amortization expense	373	93	1	0	467
Total interest income from external customers	16,504	10,048	15	0	26,567
Total interest income from affiliates	3,816	0	26	(3,842)	0

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing and trading activities. These financial instruments include commitments to extend credit and standby letters of credit.

The Bank’s principal objective in holding derivative financial instruments is asset-liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank’s interest earning assets and the amount of interest bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank’s asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps. During the period ended June 30, 2009, no interest rate swaps were used.

8.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ended June 30, 2009, there were no credit losses associated with derivative contracts.

In the normal course of business, there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit and others, that are not included in the consolidated financial statements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. A summary of these commitments and contingent liabilities is presented below:

	June 30, 2009	December 31, 2008
	(Dollars in Thousands)
Standby Letters of Credit	$1,671	$1,952
Commitments to Extend Credit	$55,029	$54,330

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. At June 30, 2009, the potential amount of future payments that the Bank could be required to make under its standby letters of credit was $1.7 million, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At June 30, 2009, there were no outstanding commitments to purchase and sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, Acceptance Loan Company, Inc., a subsidiary of the Bank (“ALC”), and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, has been named as a co-defendant. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants deny the allegations and intend to vigorously defend themselves in this action. The trial court denied the defendants’ motion to compel arbitration, and the defendants elected to appeal the trial court’s ruling with the Alabama Supreme Court. During the appeal, Malcomb Graves filed for bankruptcy, staying this lawsuit in its entirety. The defendants have not yet responded to the complaint, and no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

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

On June 5, 2009, the Company, the Bank and ALC (the Company, the Bank and ALC collectively referred to herein as the “USB Companies”) finalized settlement agreements and releases (the “Settlement Agreements”) with defendants McKean & Associates, P.A., Ernst & Young LLP and Mauldin & Jenkins, LLC (collectively, the “Defendants”) to resolve a lawsuit initially filed in the Circuit Court of Clarke County, Alabama on April 29, 2008 (the “McKean Lawsuit”). As reported by the Company in prior filings, the McKean Lawsuit alleged that the Defendants breached their contractual obligations to the USB Companies, the Defendants breached their duty to exercise reasonable care in performing their audits on behalf of the USB Companies and the Defendants committed certain other torts in connection with their audits of the USB Companies, all relating to certain loan irregularities within ALC discovered during the second quarter of 2007. Pursuant to the Settlement Agreements, the USB Companies, with the consent and approval of the Company’s Board of Directors, agreed to dismiss, with prejudice, each of the Defendants from the McKean Lawsuit and to release the Defendants from all claims asserted or that may have been asserted against the Defendants in the Lawsuit. In exchange, the Defendants paid an aggregate sum of $4.5 million to the USB Companies, with the USB Companies maintaining responsibility for their own attorneys’ fees and costs arising from the McKean Lawsuit, which resulted in net proceeds to the USB Companies in the amount of $2.7 million. The Settlement Agreements concluded the McKean Lawsuit. The USB Companies entered into the Settlement Agreements to avoid the expense and uncertainty of further litigation of the claims alleged in the McKean Lawsuit.

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

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States (“GAAP”) and with general practices within the financial services industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2009 to year-end 2008, while comparing income and expense for the three- and six-month periods ended June 30, 2009 and 2008.

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

COMPARING THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 TO THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2008

Net income during the second quarter of 2009 was $2.9 million, compared to $1.5 million for the same period in 2008, resulting in an increase of basic net income per share from $0.25 to $0.48. For the six months, net income increased from $3.4 million in 2008 to $4.1 million in 2009, resulting in an increase of basic net income per share to $0.69 from $0.56. Annualized return on assets was 1.23% for the first six months of 2009, compared to 1.02% for the same period during 2008. Average return on shareholders’ equity increased to 10.53% for the first six months of 2009, from 8.49% during the first six months of 2008.

Interest income for the 2009 second quarter decreased $1.1 million, or 8.4%, compared to the second quarter of 2008. The decrease in interest income was primarily due to a decrease in interest earned on loans. This decrease is due to an overall decrease in the average yield and volume of loans outstanding. For the 2009 six-month period, interest income decreased $2.7 million, or 10.0%, over the same period last year. This decrease in interest income was primarily due to a decrease in interest earned on loans resulting from an overall decrease in the average yield and a decrease in the volume of loans outstanding.

Interest expense for the 2009 second quarter decreased $1.0 million, or 19.9%, compared to the second quarter of 2008. Interest expense decreased $2.1 million, or 22.5%, to $7.0 million for the first six months of 2009, compared to $9.1 million for the first six months of 2008. These decreases were the result of lower interest rates paid on certificates of deposit and borrowed funds for these periods in 2009.

Net interest income decreased $240,000, or 2.7%, for the second quarter of 2009 and decreased $618,000, or 3.5%, for the first six months of 2009, compared to the same periods in 2008, respectively. Asset yields have fallen faster than funding rates, as prime adjustable loans have priced down much faster than certificates of deposit. As loan yields have somewhat stabilized, the yield on interest-earning assets continues to decline due to the shift from loans to investment securities as loan growth continues to be depressed. The Company’s cost of funds continues to decline as longer-term certificates of deposit reprice. However, even though net interest margin improved in the second quarter of 2009 from the first quarter of 2009, it declined during the three- and six-month periods of 2009, compared to the same periods in 2008.

The provision for loan losses was $1.5 million, or 1.4% annualized of average loans, in the second quarter of 2009, compared to $2.2 million, or 2.1% annualized of average loans, in the second quarter of 2008. The provision for loan losses decreased to $3.4 million year-to-date 2009, compared to $3.5 million in 2008. The annualized provision as a percent of average loans was 1.7% for each of the first six months of 2008 and 2009. Charge-offs exceeded recoveries by $3.5 million for the 2009 six-month period, a decrease of approximately $700,000 over the same period in the prior year. See “CREDIT QUALITY.”

Total non-interest income increased $2.3 million, or 135.9%, for the second quarter of 2009, and $2.2 million, or 71.6%, for the first six months of 2009. Service charges and fees on deposit accounts decreased $84,000 quarter-to-date and $214,000 year-to-date 2009, compared to the same periods in 2008. Income on bank-owned life insurance increased $3,000 quarter-to-date and $6,000 year-to-date 2009, compared to the same periods in 2008. Commissions on credit insurance increased $86,000 quarter-to-date 2009 and $156,000 year-to-date, compared to the same periods in 2008. Letters of credit and commitment fees decreased $5,000 quarter-to-date and $16,000 year-to-date. Net gains on the sale of other real estate owned amounted to $268,000 in 2008 and have decreased to a net loss of $121,000 year-to-date 2009. All other fees increased as a result of a settlement received in the second quarter of 2009 related to a lawsuit filed against three accounting firms, which resulted in net settlement proceeds to the Company in the amount of $2.7 million. This non-recurring income represents earnings of $0.30 per share for the three- and six-month periods ended June 30, 2009.

Total non-interest expense increased $570,000, or 9.3%, quarter-to-date and increased $561,000, or 4.6%, year-to-date 2009, compared to the same periods in 2008. Salary and employee benefits increased $341,000, when comparing second quarter 2009 to 2008, and $272,000 year-to-date 2009, compared to the same period in 2008. For the three months ended June 30, 2009, advertising expense decreased $27,000, legal and professional fees decreased $80,000 and telephone and data circuit expense increased $7,000, each compared to the same quarter in 2008. On a year-to-date basis, advertising expense decreased $24,000, legal and professional fees increased $153,000 and telephone and data circuit expense increased $16,000, each compared to the same period in 2008. FDIC insurance assessments have increased $210,000 quarter-to-date and $296,000 year-to-date 2009, compared to the same periods in 2008.

Income tax expense for the second quarter of 2009 was $1.4 million, compared to $635,000 in 2008. Income tax expense for the first six months of 2009 increased $407,000 over the first six months of 2008. The increase during the first six months of 2009 compared to 2008 resulted from higher levels of taxable income. Management estimates the effective tax rate for the Company to be approximately 31.5% of pre-tax income for the period ending December 31, 2009.

COMPARING THE JUNE 30, 2009 STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2008

In comparing financial condition at December 31, 2008 to June 30, 2009, total assets increased $17.4 million to $685.4 million, while liabilities increased $15.2 million to $604.6 million. Shareholders’ equity increased $2.1 million as a result of an increase in other comprehensive income of $307,000 and earnings in excess of dividends of $1.8 million.

Investment securities decreased $4.3 million, or 2.3%, during the first six months of 2009. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, increased $289,000, from $408.0 million at December 31, 2008, to $408.3 million at June 30, 2009. While quarter-end net loans have increased slightly over December 31, 2008, average loans have declined $7.2 million from December 31, 2008 and $17.6 million from June 30, 2008. Loan growth has been flat due to the slowdown in construction and real estate development in the trade areas served by the Company. Deposits increased $15.7 million, or 3.2%, during the first six months of 2009.

CREDIT QUALITY

At June 30, 2009, the allowance for loan losses was $8.4 million, or 2.0% of loans net of unearned income, compared to $7.8 million, or 1.9% of loans net of unearned income, at June 30, 2008, and $8.5 million, or 2.1% of loans net of unearned income, at December 31, 2008. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 21.6% at June 30, 2009, compared to 22.6% at December 31, 2008. Loans on non-accrual increased $1.1 million, accruing loans past due 90 days or more declined $3.3 million and real estate acquired in settlement of loans increased $3.3 million, as compared to December 31, 2008.

Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2009	2008
Balance at Beginning of Period	$8,532	$8,535
Charge-Offs	(4,205)	(5,294)
Recoveries	681	1,065

Net Loans Charged-Off	(3,524)	(4,229)
Additions Charged to Operations	3,368	3,540

Balance at End of Period	$8,376	$7,846

Net charge-offs for the six months ended June 30, 2009 were $3.5 million, or 1.73% of average loans on an annualized basis, a decrease of $705,000 from the charge-offs of $4.2 million, or 2.0% of average loans on an annualized basis, reported a year earlier. The provision for loan losses for the first six months of 2009 was $3.4 million, compared to $3.5 million in the first six months of 2008.

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

Non-performing assets were as follows (dollars in thousands):

	June 30, 2009	December 31, 2008	June 30, 2008
Loans Accounted for on a Non-Accrual Basis	$11,337	$10,258	$9,887
Accruing Loans Past Due 90 Days or More	6,029	9,323	7,550
Real Estate Acquired in Settlement of Loans	21,421	18,131	16,545

Total	$38,787	$37,712	$33,982
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	9.03%	8.85%	8.03%

Non-performing assets as a percentage of net loans and other real estate was 9.0% at June 30, 2009, compared to 8.9% at December 31, 2008. This increase is due to a $1.1 million increase in loans on non-accrual and a $3.3 million increase in real estate acquired in settlement of loans, offset by a $3.3 million decrease in accruing loans past due 90 days or more. Other real estate acquired in settlement of loans as of June 30, 2009 consisted of twenty residential properties and twenty-six commercial properties totaling $14.4 million at the Bank and one hundred forty-eight residential properties totaling $7.0 million at ALC. Management is making every effort to dispose of these properties in a timely manner, but the national recession and the severely depressed real estate market continue to have a negative impact on this process. In spite of the bad economic conditions, management believes that, by closely monitoring these non-performing assets, through aggressive collection and sales efforts, they can be reduced to a more manageable level. Management reviews these loans and reports to the Board of Directors monthly. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing interest only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset value downgraded.

Impaired loans totaled $18.6 million, $24.4 million and $11.2 million as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively. Impaired loans at June 30, 2009 consisted mainly of six commercial real estate loans and three residential development loans. Based on management’s analysis, these loans are considered impaired based on current collateral values. There was approximately $1.1 million at June 30, 2009 and 2008 and $1.6 million at December 31, 2008 in the allowance for loan losses specifically allocated to these impaired loans.

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

The Bank currently has up to $115.3 million in borrowing capacity from the Federal Home Loan Bank and $10.0 million in established federal funds lines.

The Bank is required to maintain certain levels of regulatory capital. At June 30, 2009 and December 31, 2008, the Company and the Bank were in compliance with all regulatory capital requirements.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources or operation of the Company. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. See Note 8 to Item 1, “Guarantees, Commitments and Contingencies,” for a discussion of such claims and legal actions.

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments, maturities and sales relating to loans and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $183.6 million at December 31, 2008 and $166.4 million at June 30, 2009.

Investment securities that are forecast to mature or reprice over the next twelve months total $12.1 million, or 6.8% of the investment portfolio, as of June 30, 2009. For comparison, principal payments on investment securities totaled $35.3 million, or 19.6% of the investment portfolio, at June 30, 2009.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of June 30, 2009, the bond portfolio had an expected average maturity of 3.3 years, and approximately 77.8% of the $179.9 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at June 30, 2009, had long-term debt and short-term borrowings that, on average, represented 13.3% of total liabilities and equity, compared to 13.7% at year-end 2008.

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

Also on a monthly basis, the Bank calculates how changes in interest rates would impact the market value of its assets and liabilities, as well as changes in long-term profitability. The process is similar to assessing short-term risk but is measured over a five-year time period, which allows for a more comprehensive assessment of longer-term repricing and cash flow imbalances that may not be captured by short-term net interest margin simulation. The results of these calculations are representative of long-term interest rate risk, both in terms of changes in the present value of the Bank’s assets and liabilities, as well as long-term changes in core profitability.

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

As of June 30, 2009, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 8 to Item 1, “Guarantees, Commitments and Contingencies,” for information regarding certain litigation matters relating to the Company and its subsidiaries.

The Company and its subsidiaries also are parties to litigation other than as described in Note 8 to Item 1, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
April 1 – April 30	7,500	(2)	$15.34	0	242,303
May 1 – May 31	0		0.00	0	242,303
June 1 – June 30	0		0.00	0	242,303

Total	7,500		$15.34	0	242,303

(1)	On December 18, 2008, the Board of Directors of the Company extended the share repurchase program previously approved by the Board of Directors on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2009, the expiration date of the extended repurchase program.

(2)	7,260 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions), and 240 shares were purchased by a trust, which is part of the Company’s general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 12, 2009. At the meeting, the shareholders of the Company were asked to vote on the election of 12 directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified and to consider two shareholder proposals. The results of the shareholder voting on these matters are summarized as follows:

Proposal 1: Election of Directors

Director	For	Withheld
Dan R. Barlow	4,073,763	659,694
Linda H. Breedlove	4,037,090	696,367
Gerald P. Corgill	4,214,876	518,581
Wayne C. Curtis	4,049,477	683,980
John C. Gordon	4,084,720	648,737
William G. Harrison	4,081,420	652,037
Hardie B. Kimbrough	3,994,047	739,410
Jack W. Meigs	4,084,685	648,772
R. Terry Phillips	4,081,420	652,037
James C. Stanley	4,205,050	528,407
Howard M. Whitted	4,084,720	648,737
Bruce N. Wilson	4,037,806	695,651

Proposal 2: Shareholder Proposal Regarding the Company Seeking a Merger

For	Against/Abstain	Non-Votes
350,092	3,747,602	635,763

Proposal 3: Shareholder Proposal Regarding the Process for Nominating, Evaluating and Electing Directors

For	Against/Abstain	Non-Votes
911,243	3,186,451	635,763

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC. DATE: August 7, 2009

BY:	/s/ Robert Steen
Robert Steen
Its Vice President, Treasurer, Principal Financial Officer and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.