Form 10-Q
period 2009-09-30
UNITED SECURITY BANCSHARES INC
filed 2009-11-09
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2009
Common Stock, $0.01 par value	6,017,582 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Per Share Data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and Due from Banks	$11,641	$13,246
Interest-Bearing Deposits in Banks	128	126

Total Cash and Cash Equivalents	11,769	13,372
Federal Funds Sold	19,875	1,105
Investment Securities Available-for-Sale, at fair market value	192,852	184,213
Investment Securities Held-to-Maturity, at cost	1,250	0
Federal Home Loan Bank Stock, at cost	5,700	5,236
Loans, net of allowance for loan losses of $7,992 and $8,532, respectively	397,746	399,483
Premises and Equipment, net	17,542	17,495
Cash Surrender Value of Bank-Owned Life Insurance	12,039	11,724
Accrued Interest Receivable	4,608	4,843
Goodwill	4,098	4,098
Investment in Limited Partnerships	1,879	1,993
Other Assets	25,868	24,440

Total Assets	$695,226	$668,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$500,014	$485,117
Accrued Interest Expense	3,037	3,402
Short-Term Borrowings	718	2,294
Long-Term Debt	100,000	90,000
Other Liabilities	8,709	8,525

Total Liabilities	612,478	589,338

Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued; 6,017,649 and 6,018,154 shares outstanding, respectively	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Income, net of tax	4,356	2,476
Retained Earnings	90,211	87,999
Less Treasury Stock: 1,299,911 and 1,299,406 shares at cost, respectively	(21,125)	(21,117)

Total Shareholders’ Equity	82,748	78,664

Total Liabilities and Shareholders’ Equity	$695,226	$668,002

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$9,661	$10,535	$29,150	$32,860
Interest on Investment Securities	2,143	2,299	6,568	6,541

Total Interest Income	11,804	12,834	35,718	39,401
INTEREST EXPENSE:
Interest on Deposits	2,338	3,047	7,515	10,174
Interest on Borrowings	952	941	2,793	2,867

Total Interest Expense	3,290	3,988	10,308	13,041

NET INTEREST INCOME	8,514	8,846	25,410	26,360
PROVISION FOR LOAN LOSSES	1,489	1,927	4,857	5,467

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,025	6,919	20,553	20,893
NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	758	842	2,150	2,448
Credit Life Insurance Income	231	295	646	554
Other Income	218	404	3,615	1,572

Total Non-Interest Income	1,207	1,541	6,411	4,574
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,538	3,276	10,175	9,641
Occupancy Expense	498	503	1,412	1,403
Furniture and Equipment Expense	316	361	926	1,064
Other Expense	2,598	2,263	7,117	6,414

Total Non-Interest Expense	6,950	6,403	19,630	18,522

INCOME BEFORE INCOME TAXES	1,282	2,057	7,334	6,945
PROVISION FOR INCOME TAXES	255	655	2,166	2,159

NET INCOME	$1,027	$1,402	$5,168	$4,786

BASIC AND DILUTED NET INCOME PER SHARE	$0.17	$0.23	$0.86	$0.79

DIVIDENDS PER SHARE	$0.11	$0.27	$0.49	$0.81

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net income	$1,027	$1,402	$5,168	$4,786

Other comprehensive income (loss):
Reclassification adjustment for net gains realized on derivatives in net income, net of tax of $0, $0, $0 and $5, respectively	0	0	0	(7)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax (benefits) of $928, $460, $1,114 and ($215), respectively	1,547	766	1,857	(358)
Reclassification adjustment for net (gains) losses realized on available-for-sale securities recognized in net income, net of tax of $16, $48, $14 and $48, respectively	27	80	23	80

Other comprehensive income (loss)	1,574	846	1,880	(285)

Comprehensive income	$2,601	$2,248	$7,048	$4,501

The accompanying notes are an integral part of these Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,168	$4,786
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	641	700
Amortization (accretion) of premiums and discounts, net	9	(178)
Provision for loan losses	4,857	5,467
(Gain) loss on sale of securities, net	(40)	128
Loss on sale of fixed assets, net	15	0
Net other operating activities	(5,144)	2,047

Total adjustment	338	8,164

Net cash provided by operating activities	5,506	12,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities	56,360	36,923
Proceeds from sales of investment securities	4,616	10,806
Proceeds from redemption of Federal Home Loan Bank stock	0	338
Proceeds from sale of other real estate	2,265	2,489
Purchase of premises and equipment, net	(525)	(673)
Purchase of investment securities available-for-sale	(66,576)	(76,087)
Purchase of investment securities held-to-maturity	(1,250)	0
Decrease in cash acquired in consolidation of limited partnership	0	(20)
Purchase of Federal Home Loan Bank stock	(465)	(478)
Net increase in federal funds sold	(18,770)	0
Net change in loan portfolio	(3,120)	14,115

Net cash used in investing activities	(27,465)	(12,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	14,897	9,650
Dividends paid	(2,956)	(4,905)
Increase in borrowings	8,424	3,349
Purchase of treasury stock	(9)	(1,001)

Net cash provided by financing activities	20,356	7,093

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,603)	7,456

CASH AND CASH EQUIVALENTS, beginning of period	13,372	20,674

CASH AND CASH EQUIVALENTS, end of period	$11,769	$28,130

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$10,674	$13,632
Income Taxes	2,016	111
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$6,012	$8,686

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position and results of operations for such periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2009. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In preparing the financial statements, management evaluated subsequent events through November 9, 2009, the date on which the financial statements were issued.

2.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average shares during the three- and nine-month periods ended September 30, 2009 and 2008. Diluted net income per share for the three- and nine-month periods ended September 30, 2009 and 2008 are computed based on the weighted average shares outstanding during the period plus the dilutive effect of outstanding stock options. There were no outstanding options during the periods ended September 30, 2009 or 2008, and therefore, basic and diluted weighted average shares outstanding are the same.

The following table represents the basic and diluted net income per share calculations for the three- and nine-month periods ended September 30, 2009 and 2008 (dollars in thousands, except per share data):

	Net Income	Weighted Average Shares Outstanding	Net Income Per Share
For the Three Months Ended:
September 30, 2009	$1,027	6,017,650	$0.17
September 30, 2008	$1,402	6,031,632	$0.23
For the Nine Months Ended:
September 30, 2009	$5,168	6,017,792	$0.86
September 30, 2008	$4,786	6,045,526	$0.79

3.	COMPREHENSIVE INCOME

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

The Hierarchy of GAAP

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (the “Codification” or “ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification supersedes existing nongrandfathered, non-SEC accounting and reporting standards. The Codification did not change GAAP but rather organized it into a hierarchy where all guidance within the Codification carries an equal level of authority. The Codification became effective on July 1, 2009. The Codification did not have a material effect on the Company’s consolidated results of operations and financial condition.

Fair Value Measurements

On January 1, 2008, the Company adopted ASC 820 Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, ASC 820 does not require any new fair value measurements of reported balances. On February 12, 2008, the FASB deferred the effective date of ASC 820 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of ASC 820 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes equity securities in banks that are publicly traded. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

Assets Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $190,278 in equity securities that are considered to be Level 1 securities.

Assets Measured at Fair Value on a Nonrecurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $16,614,563 as of September 30, 2009. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

ASC 820 requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the statements of financial condition, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of September 30, 2009 and December 31, 2008.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$11,769	$11,769	$13,372	$13,372
Investment securities available-for-sale	192,852	192,852	184,213	184,213
Investment securities held-to-maturity	1,250	1,250	0	0
Federal funds sold	19,875	19,875	1,105	1,105
Federal Home Loan Bank stock	5,700	5,700	5,236	5,236
Accrued interest receivable	4,608	4,608	4,844	4,844
Loans, net of unearned interest and fees	397,746	400,407	399,483	428,267
Liabilities:
Deposits	500,014	503,454	485,117	489,588
Short-term borrowings	718	718	2,294	2,294
Long-term debt	100,000	102,970	90,000	85,851
Accrued interest payable	3,037	3,037	3,402	3,402

Other Accounting Standards Recently Adopted

The following is a list of other accounting standards recently adopted that did not have a material impact on the Company’s financial statements.

Business Combinations

In December 2007, the FASB established standards for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. These standards became effective for fiscal years beginning after December 15, 2008, to be applied prospectively. The adoption of these standards did not impact the Company’s financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB amended accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The amendment clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, it requires that the amount of consolidated net income attributable to the parent and to the controlling interests be clearly identified and presented on the face of the consolidated statements of income. This provision became effective for fiscal years beginning on or after December 15, 2008, with earlier application prohibited. Prospective application is required, except for the presentation and disclosure requirements, which must be applied retrospectively. The adoption of these standards did not impact the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB required expanded disclosures about an entity’s derivative instruments and hedging activities, but did not change the scope or accounting. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, this standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments, including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. This standard also clarifies that derivative instruments are subject to concentration of credit-risk disclosures. The provisions of this standard became effective for fiscal years beginning after November 15, 2008, with earlier application permitted. The adoption of this standard did not impact the Company’s financial statements.

Accounting for Financial Guarantee Insurance Contract

In May 2008, the FASB issued an interpretation stating that diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This standard requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements became effective as of the beginning of the Company’s 2009 fiscal year. The adoption of this standard did not impact the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued new accounting guidance relating to determining fair values when there is no active market or where the price inputs being used represent distressed sales. This guidance reaffirms the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, this guidance reaffirms the need to use judgment to ascertain whether a formerly active market has become inactive and in determining fair values when markets have become inactive.

Fair Value Measurements and Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new accounting guidance relating to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to this guidance, fair values for these assets and liabilities were only disclosed once a year. These disclosures are required on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new accounting guidance relating to other-than-temporary impairments that is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This guidance also requires increased and more timely disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.

This guidance became effective for interim and annual periods ended after June 15, 2009, and did not have a material impact on the financial statements of the Company.

Subsequent Events

In May 2009, the FASB issued updated general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance became effective for interim and annual periods ended after June 15, 2009. The Company has complied with the requirements.

Accounting Standards Not Yet Adopted

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued an amended standard to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed that are not consistent with the original intent and key requirements of that standard and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This amended standard must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of this standard and comply with its requirements. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment regarding certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of this amendment and comply with its requirements. The Company does not expect that the adoption of this amendment will have a material impact on the Company’s consolidated financial statements.

5.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity are as follows:

	Available-for-Sale
	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$162,807	$6,186	$(134)	$168,859
Obligations of states, counties and political subdivisions	19,871	860	0	20,731
U.S. treasury securities	80	0	0	80
U.S. agencies	2,992	0	0	2,992
Equity securities	132	58	0	190

Total	$185,882	$7,104	$(134)	$192,852

	Held-to-Maturity
	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,250	$0	$0	$1,250

	Available-for-Sale
	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$166,712	$4,111	$(340)	$170,483
Obligations of states, counties and political subdivisions	11,281	153	(63)	11,371
U.S. treasury securities	122	1	0	123
Obligations of U.S. government sponsored agencies	2,005	11	0	2,016
Equity securities	132	88	0	220

Total	$180,252	$4,364	$(403)	$184,213

The scheduled maturities of investment securities at September 30, 2009 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$1,381	$1,388	$40	$40
Maturing after one to five years	16,438	17,024	175	175
Maturing after five to fifteen years	111,041	115,847	605	605
Maturing after fifteen years	56,890	58,403	430	430
Equity securities and Preferred Stock	132	190	0	0

Total	$185,882	$192,852	$1,250	$1,250

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008. The Company does not believe that any individual unrealized loss represents an other-than-temporary impairment. The Company does not intend to sell these securities, has assessed the likelihood that it will be required to sell these securities before recovery of its amortized cost basis as not likely and does expect to recover the entire amortized cost basis of these securities based on comparison of the present value of cash flows expected to be collected from the securities with the amortized cost basis of the securities. Therefore, the Company has not recognized any other-than-temporary impairments.

	September 30, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities	$11,334	$(68)	$750	$(66)

	December 31, 2008
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,438	$(63)	$0	$0
Mortgage-backed securities	10,303	(101)	6,830	(239)

Total	$11,741	$(164)	$6,830	$(239)

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation.

The following chart represents the gross gains and losses realized on securities:

	Gross Gains	Gross Losses	Net Gains (Losses)
Three Months Ended:
September 30, 2009	$32	$0	$32
September 30, 2008	0	0	0
Nine Months Ended:
September 30, 2009	$40	$0	$40
September 30, 2008	340	468	(128)

6.	SEGMENT REPORTING

Under ASC 280 Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and First United Security Bank’s (the “Bank”) significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of or for the three months ended September 30, 2009:
Net interest income	$5,463	$3,035	$16	$0	$8,514
Provision for loan losses	639	850	0	0	1,489
Total non-interest income	1,039	126	1,323	(1,281)	1,207
Total non-interest expense	4,757	2,144	237	(188)	6,950

Income before income taxes	1,106	167	1,102	(1,093)	1,282
Provision for income taxes	201	49	5	0	255

Net income	$905	$118	$1,097	$(1,093)	$1,027

Other significant items:
Total assets	$695,169	$98,526	$97,565	$(196,034)	$695,226
Total investment securities	193,842	0	260	0	194,102
Total loans, net	409,887	88,038	0	(100,179)	397,746
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	11,418	63	83,149	(94,553)	77
Fixed asset addition	96	86	0	0	182
Depreciation and amortization expense	156	61	0	0	217
Total interest income from external customers	7,074	4,728	2	0	11,804
Total interest income from affiliates	1,693	0	14	(1,707)	0
As of or for the nine months ended September 30, 2009:
Net interest income	$16,200	$9,163	$47	$0	$25,410
Provision for loan losses	1,696	3,161	0	0	4,857
Total non-interest income	3,362	2,890	6,070	(5,911)	6,411
Total non-interest expense	13,408	6,015	694	(487)	19,630

Income before income taxes	4,458	2,877	5,423	(5,424)	7,334
Provision for income taxes	1,085	1,068	13	0	2,166

Net income	$3,373	$1,809	$5,410	$(5,424)	$5,168

Other significant items:
Fixed asset addition	$411	$114	$0	$0	$525
Depreciation and amortization expense	495	146	0	0	641
Total interest income from external customers	21,368	14,339	11	0	35,718
Total interest income from affiliates	5,176	0	36	(5,212)	0

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of or for the three months ended September 30, 2008:
Net interest income (expense)	$5,726	$3,158	$(38)	$0	$8,846
Provision for loan losses	611	1,316	0	0	1,927
Total non-interest income	1,002	222	1,930	(1,613)	1,541
Total non-interest expense	4,197	1,890	619	(303)	6,403

Income before income taxes	1,920	174	1,273	(1,310)	2,057
Provision for income taxes	556	92	7	0	655

Net income	$1,364	$82	$1,266	$(1,310)	$1,402

Other significant items:
Total assets	$666,869	$112,088	$92,590	$(201,316)	$670,231
Total investment securities	172,123	0	370	0	172,493
Total loans, net	412,325	95,988	0	(108,850)	399,463
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	9,825	63	78,437	(88,247)	78
Fixed asset addition	137	68	247	0	452
Depreciation and amortization expense	181	52	0	0	233
Total interest income from external customers	7,828	4,999	7	0	12,834
Total interest income from affiliates	1,780	0	16	(1,796)	0
As of or for the nine months ended September 30, 2008:
Net interest income	$16,968	$9,390	$2	$0	$26,360
Provision for loan losses	1,750	3,717	0	0	5,467
Total non-interest income	3,596	478	5,863	(5,363)	4,574
Total non-interest expense	12,117	5,689	1,172	(456)	18,522

Income before income taxes	6,697	462	4,693	(4,907)	6,945
Provision for income taxes	1,970	174	15	0	2,159

Net income	$4,727	$288	$4,678	$(4,907)	$4,786

Other significant items:
Fixed asset addition	$318	$108	$247	$0	$673
Depreciation and amortization expense	555	145	0	0	700
Total interest income from external customers	24,332	15,047	22	0	39,401
Total interest income from affiliates	5,596	0	41	(5,637)	0

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing and trading activities. These financial instruments include commitments to extend credit and standby letters of credit.

The Bank’s principal objective in holding derivative financial instruments is asset-liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank’s interest earning assets and the amount of interest bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank’s asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps. During the period ended September 30, 2009, no interest rate swaps were used.

8.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ended September 30, 2009, there were no credit losses associated with derivative contracts.

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

	September 30, 2009	December 31, 2008
	(Dollars in Thousands)
Standby Letters of Credit	$1,442	$1,952
Commitments to Extend Credit	$54,319	$54,330

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. At September 30, 2009, the potential amount of future payments that the Bank could be required to make under its standby letters of credit was $1.4 million, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At September 30, 2009, there were no outstanding commitments to purchase and sell securities for delayed delivery.

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

As previously disclosed, the Bank was informed by letter dated September 30, 2008 that the U.S. Department of Justice (the “DOJ”) had authorized the filing of a complaint in the United States District Court for the Southern District of Alabama (the “Court”) against the Bank alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act. The alleged violations related to lending practices affecting African-American borrowers. Although the Company and the Bank have at all times asserted that the Bank’s lending practices have complied with all applicable laws, the Bank has cooperated fully and engaged in active discussions with the DOJ in an effort to resolve this matter. On September 30, 2009, the DOJ filed a civil complaint and an Agreed Order for Resolution (the “Consent Order”) with the Court, effectively resolving this matter. Pursuant to the Consent Order, the Bank agreed, among other things, to revise the standardization of its mortgage loan pricing policies, compensate certain borrowers, adopt marketing, consumer education and outreach initiatives to promote its products and services in African-American communities, open or acquire a branch in an African-American neighborhood in west central Alabama and provide subsidies totaling $500,000 to support new loans for homes and small businesses in these areas. The Consent Order remains subject to approval by the Court.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2009 to year-end 2008, while comparing income and expense for the three- and nine-month periods ended September 30, 2009 and 2008.

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

COMPARING THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 TO THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008

Net income during the third quarter of 2009 was $1.0 million, compared to net income of $1.4 million for the same period of 2008, resulting in a decrease of basic net income per share from $0.23 to $0.17. For the nine months ended September 30, 2009, net income increased to $5.2 million, compared to $4.8 million in 2008, resulting in an increase of basic net income per share from $0.79 to $0.86. Annualized return on assets was 1.01% for the first nine months of 2009, compared to 0.96% for the same period during 2008. Average return on shareholders’ equity increased to 8.64% for the first nine months of 2009 from 8.10% during the first nine months of 2008.

Interest income for the 2009 third quarter decreased $1.0 million, or 8.0%, compared to the third quarter of 2008. The decrease in interest income was primarily due to a decrease in interest earned on loans. This decrease is due to an overall decrease in the average yield and volume of loans outstanding. For the 2009 nine-month period, interest income decreased $3.7 million, or 9.3%, over the same period last year. This decrease in interest income was primarily due to a decrease in interest earned on loans resulting from an overall decrease in the average yield and a decrease in the volume of loans outstanding.

Interest expense for the 2009 third quarter decreased $698,000, or 17.5%, compared to the third quarter of 2008. Interest expense decreased $2.7 million, or 21.0%, to $10.3 million for the first nine months of 2009, compared to $13.0 million for the first nine months of 2008. These decreases, during the 2009 third quarter and year-to-date, were the result of decreased rates paid on interest bearing deposits, offset by the increased volume of interest bearing deposits, primarily certificates of deposit, and decreased rates paid on borrowed funds, offset by an increase in borrowed funds.

Net interest income decreased $332,000, or 3.8%, for the third quarter of 2009 and decreased $950,000, or 3.6%, for the first nine months of 2009, compared to the same periods in 2008. Asset yields have fallen faster than funding rates, as prime adjustable loans have priced down much faster than certificates of deposit. As loan yields have somewhat stabilized, the yield on interest earning assets continues to decline due to the shift from loans to investment securities, as loan growth continues to be depressed. The Company’s cost of funds continues to decline as longer-term certificates of deposit reprice. However, even though net interest margin improved in the second quarter of 2009 from the first quarter of 2009, it declined during the third quarter and nine-month periods of 2009, compared to the same periods in 2008.

The provision for loan losses was $1.5 million, or 1.5% annualized of average loans, in the third quarter of 2009, compared to $1.9 million, or 1.9% annualized of average loans, in the third quarter of 2008. The provision for loan losses decreased to $4.9 million year-to-date 2009, or 1.6% annualized of average loans, compared to $5.5 million, or 1.7% annualized of average loans, for the same period in 2008. Charge-offs exceeded recoveries by $5.4 million for the 2009 nine-month period, a decrease of approximately $689,000 over the same period in the prior year. See “CREDIT QUALITY.”

Total non-interest income decreased $334,000, or 21.7%, for the third quarter of 2009, and increased $1.8 million, or 40.2%, for the first nine months of 2009. Service charges and fees on deposit accounts decreased $84,000 during the 2009 third quarter and $298,000 year-to-date 2009, compared to the same periods in 2008. Income on bank-owned life insurance decreased $8,000 during the 2009 third quarter and $1,000 year-to-date 2009, compared to the same periods in 2008. Commissions on credit insurance decreased $64,000 during the 2009 third quarter and increased $92,000 year-to-date. Net gains on the sale of other real estate owned amounted to $233,000 for the first nine months of 2008 and have decreased to a net loss of $338,000 year-to-date 2009. All other fees increased as a result of a settlement received in the second quarter of 2009 related to a lawsuit filed against three accounting firms, which resulted in net settlement proceeds to the Company in the amount of $2.7 million. This non-recurring income represents earnings of $0.30 per share for the three- and nine-month periods ended September 30, 2009.

Total non-interest expense increased $547,000, or 8.5%, during the 2009 third quarter and $1.1 million, or 6.0%, year-to-date 2009, compared to the same periods in 2008. Salary and employee benefits increased $262,000 when comparing third quarter 2009 to 2008, and $534,000 year-to-date 2009 compared to the same period in 2008. Health insurance costs, which are included in salary and benefits, have increased $112,000 during the 2009 third quarter and $215,000 year-to-date 2009, compared to the same periods in 2008. For the three months ended September 30, 2009, advertising expense increased $2,000, legal and professional fees decreased $275,000 and telephone and data circuit expense increased $22,000, each compared to the same period in 2008. On a year-to-date basis, advertising expense decreased $22,000, legal and professional fees decreased $143,000 and telephone and data circuit expense increased $42,000, each compared to the same period in 2008. FDIC insurance assessments have increased $392,000 during the 2009 third quarter and $688,000 year-to-date 2009, compared to the same periods in 2008.

Income tax expense for the third quarter of 2009 was $255,000, compared to $655,000 in 2008. Income tax expense for the first nine months of 2009 and 2008 was $2.2 million. Management estimates the effective tax rate for the Company to be approximately 30% of pre-tax income for the year ending December 31, 2009.

COMPARING THE SEPTEMBER 30, 2009 STATEMENTS OF FINANCIAL CONDITION TO DECEMBER 31, 2008

In comparing financial condition at December 31, 2008 to September 30, 2009, total assets increased $27.2 million to $695.2 million, while liabilities increased $23.1 million to $612.5 million. Shareholders’ equity increased $4.1 million due to net income of $5.2 million and an increase in other comprehensive income of $1.9 million during the first nine months of 2009, offset by dividends paid of $3.0 million.

Investment securities increased $9.9 million, or 5.4%, during the first nine months of 2009. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $2.3 million, from $408.0 million at December 31, 2008, to $405.7 million at September 30, 2009, as a result of a slowdown in the overall economy, especially in construction and real estate development, in the trade areas served by the Company. Deposits increased $14.9 million, or 3.1%, during the first nine months of 2009.

CREDIT QUALITY

At September 30, 2009, the allowance for loan losses was $8.0 million, or 2.0% of loans net of unearned income, compared to $7.9 million, or 1.9% of loans net of unearned income, at September 30, 2008, and $8.5 million, or 2.1% of loans net of unearned income, at December 31, 2008. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 19.6% at September 30, 2009, compared to 22.6% at December 31, 2008, due to increases in loans on non-accrual and other real estate owned, offset by a small decrease in loans past due 90 days or more.

Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Balance at Beginning of Period	$8,532	$8,535
Charge-Offs	(6,272)	(7,577)
Recoveries	875	1,491

Net Loans Charged-Off	(5,397)	(6,086)
Additions Charged to Operations	4,857	5,467

Balance at End of Period	$7,992	$7,916

Net charge-offs for the nine months ended September 30, 2009 were $5.4 million, or 1.8% of average loans on an annualized basis, a decrease of 0.1%, or $689,000, from the net charge-offs of $6.1 million, or 1.9% of average loans on an annualized basis, reported a year earlier. Net charge-offs at the Bank were $2.2 million as of September 30, 2009 and $1.3 million as of September 30, 2008. ALC had net charge-offs at September 30, 2009 of $3.2 million, as compared to $4.8 million at September 30, 2008. The provision for loan losses for the first nine months of 2009 was $4.9 million, compared to $5.5 million for the first nine months of 2008.

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

Non-performing assets were as follows (dollars in thousands):

	September 30, 2009	December 31, 2008	September 30, 2008
Loans Accounted for on a Non-Accrual Basis	$12,551	$10,258	$10,442
Accruing Loans Past Due 90 Days or More	7,154	9,323	4,215
Real Estate Acquired in Settlement of Loans	21,126	18,131	17,126

Total	$40,831	$37,712	$31,783

Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	9.57%	8.85%	7.49%

Non-performing assets as a percentage of net loans and other real estate was 9.6% at September 30, 2009, compared to 8.9% at December 31, 2008. The increase is due to a $2.3 million increase in loans on non-accrual and a $3.0 million increase in real estate acquired in settlement of loans, offset by a $2.2 million decrease in accruing loans past due 90 days or more. Other real estate acquired in settlement of loans as of September 30, 2009 consists of thirteen residential properties and twenty-seven commercial properties totaling $14.2 million at the Bank and one hundred fifty-seven residential properties totaling $6.9 million at ALC. Management is making every effort to dispose of these properties in a timely manner, but the national recession and the severely depressed real estate market continue to have a negative impact on this process. In spite of the bad economy, management believes that, by closely monitoring these non-performing assets, through aggressive collection and sales efforts, they can be reduced to a more manageable level. Management reviews these loans and reports to the Board of Directors monthly. Loans past due 90 days or more and still accruing interest are reviewed closely by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset value downgraded.

Impaired loans totaled $17.2 million, $24.4 million and $17.9 million as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively. Impaired loans at September 30, 2009 consisted mainly of five commercial real estate loans and three residential development loans. Based on management’s analysis, these loans are considered impaired based on current collateral values. There was approximately $0.6 million, $1.2 million and $1.6 million in the allowance for loan losses specifically allocated to these impaired loans at September 30, 2009, September 30, 2008 and December 31, 2008, respectively.

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

The Bank currently has up to $108.2 million in borrowing capacity from the Federal Home Loan Bank and $10.0 million in established federal funds lines.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2009 and December 31, 2008, the Company and the Bank were in compliance with all regulatory capital requirements.

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments, maturities and sales relating to loans and maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $183.6 million at December 31, 2008 and $166.0 million at September 30, 2009.

Investment securities that are forecast to mature or reprice over the next twelve months total $11.1 million, or 5.7% of the investment portfolio, as of September 30, 2009. For comparison, principal payments on investment securities totaled $53.2 million, or 27.4% of the investment portfolio, at September 30, 2009.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of September 30, 2009, the bond portfolio had an expected average maturity of 3.4 years, and approximately 77.6% of the $194.1 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at September 30, 2009, had long-term debt and short-term borrowings that, on average, represented 13.4% of total liabilities and equity, compared to 13.7% at year-end 2008.

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

As of September 30, 2009, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
July 1 – July 31	65	(2)	$23.12	(2)	0	242,303
August 1 – August 31	0		$0.00		0	242,303
September 1 – September 30	0		$0.00		0	242,303

Total	65		$23.12		0	242,303

(1)	On December 18, 2008, the Board of Directors of the Company extended the share repurchase program previously approved by the Board of Directors on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2009, the expiration date of the extended repurchase program.

(2)	65 shares were purchased by a trust, which is part of the Company’s general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: November 9, 2009

BY:	/s/ Robert Steen
Robert Steen
Its Vice President, Treasurer and Assistant Secretary, Principal Financial Officer and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

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