Form 10-K
period 2009-12-31
UNITED SECURITY BANCSHARES INC
filed 2010-03-15
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2009, was $119,497,722.30.

As of March 12, 2010, the registrant had outstanding 6,031,792 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders to be held on May 6, 2010, are incorporated by reference into Part III of this Form 10-K.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2009

*	Portions of the definitive proxy statement for the registrant’s 2010 Annual Meeting of Shareholders to be held on May 6, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting Bancshares’ best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Bancshares’ Securities and Exchange Commission filings and other public announcements, including the factors described in Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2009. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and Bancshares undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

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

The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings and time deposits, personal and commercial loans, credit card and safe deposit box services and the purchase and sale of government securities. The Bank operates and serves its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama. The Bank has two wholly-owned subsidiaries: Acceptance Loan Company, Inc. (“ALC”) and FUSB Reinsurance, Inc. (“FUSB Reinsurance”).

ALC is an Alabama corporation that makes real estate and consumer loans to its customers and purchases similar loans from vendors. ALC operates and serves its nearly 18,000 customers through twenty-two branch locations in Alabama and Southeast Mississippi. The headquarters of ALC is located in Jackson, Alabama. ALC’s business is generated through referrals from retail businesses, banks and customer mailings. ALC serves customers with a broad range of consumer loan needs, from small, unsecured loans to mortgage loans. ALC’s lending guidelines are based on an established company policy that is reviewed regularly by its Loan Committee and Board of Directors. The lending guidelines include the consideration of the type of property for which a loan is being requested, collateral (age, type and loan-to-value) and loan term, as well as the consideration of the particular borrower’s budget (debt-to-income ratio), credit score, employment and residence history, credit history and credit score and prior experience with ALC. ALC’s average loan size is $5,000, with average terms on real estate loans from 8 to 10 years and on consumer loans from 24 to 36 months. ALC currently has loans of approximately $91 million, which carry an average yield of 20.7%, with real estate loans generally carrying an interest rate lower than this average and consumer loans generally carrying an interest rate higher than this average. Interest rates charged on real estate and consumer loans vary depending on the consideration of numerous factors, including those listed above from our lending guidelines. Approximately 55% of ALC’s loan portfolio is secured by real estate and single family residence loans, with the remaining portion of the portfolio secured by various other types of collateral, depending on the type of loan being secured.

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

Recent Developments

Settlement of Fidelity Insurance Claim

As reported by Bancshares on February 24, 2010, Bancshares, along with the Bank and ALC (Bancshares, the Bank and ALC collectively referred to as the “USB Companies”), entered into a settlement agreement to resolve all claims alleged against the defendants named in the lawsuit styled Acceptance Loan Company Inc., First United Security Bank and United Security Bancshares, Inc. v. The Cincinnati Insurance Company, et al., filed in the Circuit Court of Clarke County, Alabama on December 18, 2009, Case No. 16-CV-2009-900168.00.

The USB Companies filed the lawsuit to seek recovery under a fidelity insurance policy and bond issued by The Cincinnati Insurance Company, which policy provides coverage for losses due to the dishonest or fraudulent conduct of employees of the USB Companies. ALC originally submitted a claim under the policy in connection with the loan irregularities discovered during the second quarter of 2007 resulting from the fraudulent conduct of certain ALC employees.

Pursuant to the settlement agreement, The Cincinnati Insurance Company agreed to pay to the USB

Companies the sum of $4,150,000. In exchange, the USB Companies agreed to dismiss, with prejudice, each of the defendants from the lawsuit and to release the defendants from all claims asserted or that may have been asserted against the defendants in the lawsuit. The parties will be responsible for their own attorneys’ fees and costs arising from the lawsuit, with the costs of mediation in the proceeding to be shared equally by the USB Companies and The Cincinnati Insurance Company.

The settlement agreement concludes the lawsuit. The USB Companies entered into the settlement agreement to avoid the expense and uncertainty of future litigation of the claims alleged in the lawsuit.

Employees

Bancshares has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2009, the Bank had 193 full-time equivalent employees, and ALC had 97 full-time equivalent employees. FUSB Reinsurance has no employees.

Competition

Bancshares and its subsidiaries encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with numerous other financial services providers (at least twenty-six in its service area), including commercial banks, online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries.

Supervision and Regulation

Bancshares, the Bank and ALC are subject to state and federal banking laws and regulations that impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. Many of these laws and regulations are generally intended to protect depositors of the Bank, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of Bancshares, the Bank and ALC.

As a bank holding company, Bancshares is subject to regulation under the Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank and ALC are subject to supervision, examination and regulation by applicable state and federal banking agencies, including the State of Alabama Department of Banking (the “Alabama Banking Department”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also is subject to various requirements and restrictions under federal and state laws, including requirements to maintain allowances against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations affect the operations of the Bank and ALC. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

The Bank is subject to extensive supervision and regulation by the Alabama Banking Department and the FDIC. Among other things, these agencies have the authority to prohibit the Bank from engaging in any activity (such as paying dividends) that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Bank also is subject to various requirements and restrictions under federal and state laws. Areas subject to regulation include dividend payments, reserves, investments, loans (including loans to insiders and significant shareholders), mergers, issuance of securities, establishment of branches and other aspects of operations, including compliance with truth-in-lending laws, usury laws and other consumer protection laws. Some of these restrictions and requirements are discussed in more detail below.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits adequately capitalized and adequately managed bank holding companies, as determined by the Federal Reserve, to acquire banks in any state, subject to concentration limits and other conditions. The IBBEA also generally authorizes the interstate merger of banks. As of June 1, 1997, federal banking regulators may approve merger transactions involving banks located in different states, without regard to the laws of any state prohibiting such transactions; except that mergers may not be approved with respect to banks located in states that, before June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Under the IBBEA, banks are permitted to establish new branches on an interstate basis, provided that the law of the host state specifically authorizes such action.

The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for a bank holding company to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends, and the expected rate of earnings retention is consistent with the holding company’s capital needs, asset quality and overall financial condition.

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

Bancshares and the Bank also are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) permits bank holding companies that meet certain management, capital and community reinvestment standards to engage in a substantially broader range of financial activities than were previously permitted for banks and bank holding companies, including insurance underwriting and merchant banking activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Department of the Treasury, determines by regulation or order is financial in nature, incidental to such financial activity or complementary to such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Currently, Bancshares has not elected financial holding company status.

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

The GLB Act and the implementing regulations issued by the various federal regulatory agencies require financial institutions (including banks, insurance agencies and broker/dealers) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers with non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLB Act established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Subsidiary banks of a bank holding company are subject to certain restrictions on extensions of credit to the bank holding company or any of its non-bank subsidiaries, investments in the stock or other securities thereof, and the acceptance of such stocks or securities as collateral for loans to any borrower. Among other requirements, transactions between a bank and its affiliates must be on an arms-length basis and are subject to a quantitative limit of 10% of the bank’s capital stock and surplus for transactions with a single affiliate, and, in the case of transactions with all affiliates, the aggregate amount may not exceed 20% of the bank’s capital stock and surplus.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that a depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Although the FDIC’s claim is junior to the claims of non-affiliated depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders. The Bank is an FDIC insured depository institution. Any capital loans by a bank holding company to its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

The Community Reinvestment Act (the “CRA”) requires that, in connection with examinations of a financial institution such as the Bank, the Federal Reserve or the FDIC must evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for a financial institution, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA requires all institutions to publicly disclose their CRA ratings.

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

The Bank Secrecy Act was amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), expanding the important role that the government expects banks to play in detecting and reporting suspicious activity. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to recent corporate scandals. Sarbanes-Oxley created the Public Company Accounting Oversight Board to oversee the conduct of audits of public companies by, among other things, establishing auditing, quality control, ethics, independence and other standards for the preparation of audit reports and otherwise promoting high professional standards among and improving the quality of audit services offered by auditors of public companies. Additionally, Sarbanes-Oxley attempts to enhance the responsibility of corporate management by, among other things, requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the Securities and Exchange Commission and imposing certain other standards of conduct on each person.

Recent Developments

The U.S. Congress, the Treasury Department and the federal banking regulators have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets. The foregoing is a brief summary of certain statutes, rules and regulations affecting Bancshares and the Bank. It is not intended to be an exhaustive discussion of all of the statutes, regulations and programs that have or may have an impact on the operations of Bancshares or the Bank.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, through a Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, the Treasury Department purchases debt or equity securities from participating institutions. TARP also may include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. Bancshares has not participated in these programs.

The EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2013.

On February 10, 2009, Treasury Secretary Timothy Geithner announced the Financial Stability Plan, intended to “restart the flow of credit, clean up and strengthen our banks and provide critical aid for homeowners and for small businesses.” The plan builds upon existing programs and earmarked the second $350 billion of funds authorized under the EESA. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which, among other provisions, amended the EESA, established new guidelines for the TARP program and included a number of other provisions designed to promote stability in the U.S. banking system.

In June 2009, the current administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the proposals included, among other things, proposals (i) that federal bank regulators require loan originators or sponsors to retain a portion of the credit risk of securitized exposures and (ii) for the creation of a federal consumer financial protection agency that would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationship of the nation’s financial institutions, including rules and regulations related to the broad range of reform proposals set forth by the current administration as described above. Separate comprehensive financial reform bills intended to address the current administration’s proposals were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate.

The Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”), requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), for a particular year within a range of 1.15% to 1.50%. Because the reserve ratio for the federal deposit insurance fund that covers both banks and savings associations (the “DIF”) ratio fell below 1.15% as of June 30, 2008 and was expected to remain below 1.15%, the FDI Reform Act required the FDIC to establish and implement a restoration plan that would restore the reserve ratio to at least 1.15% within five years. In October 2008, the FDIC adopted a restoration plan (the “Restoration Plan”). In February 2009, in light of the extraordinary challenges facing the banking industry, the FDIC amended the Restoration Plan to allow seven years for the reserve ratio to return to 1.15%. In May 2009, the FDIC adopted a final rule imposing a five basis point special assessment based on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was collected on September 30, 2009. In October 2009, the FDIC passed a final rule extending the term of the Restoration Plan to eight years. The final rule also included a provision that implements a uniform three basis point increase in assessment rates, effective January 1, 2011, to help ensure that the reserve ratio returns to at least 1.15% within the eight year period called for by the Restoration Plan. In addition, on November 17, 2009, the FDIC implemented a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Such prepaid assessments were paid on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009.

Available Information

The Bank’s website address is http://www.firstusbank.com. Bancshares does not maintain a separate website. Bancshares makes available free of charge on the Bank’s website, under the tabs “About Us” – “Investor Relations,” its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s website, http://www.sec.gov. Bancshares will provide paper copies of these reports to shareholders free of charge upon written request. Bancshares is not including the information contained on or available through the Bank’s website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

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

Dramatic declines in the housing market during recent years, along with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally, which could have a material adverse effect on our business and operations. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan and credit losses. Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

Over the past few years, the capital and credit markets have experienced unprecedented levels of volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain companies without regard to those companies’ underlying financial strength. As a consequence of the recession in which the United States now finds itself, business activities across a wide range of industries face serious difficulties due to the lack of consumer spending and the lack of liquidity in the global credit markets. Unemployment has also increased significantly. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

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

Overall, over the past few years, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect that our business, financial condition and results of operations could be adversely affected.

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

The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program are evolving and may have adverse effects on us. We may face increased regulation of our industry as a result of these programs, whether or not we participate in the programs directly. Compliance with this regulation may increase our costs and limit our ability to pursue business opportunities. Similarly, programs established by the FDIC under the systemic risk exception of the Federal Deposit Act may have an adverse effect on us, whether or not we participate in the programs. Further, we have been required to pay significantly higher FDIC premiums because market developments have decreased the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The full effects of these various programs and requirements cannot be determined at this time. Our regulatory position is discussed in greater detail under “Item 1. Business – Supervision and Regulation.”

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

Further disruptions in the residential and commercial real estate markets could adversely affect our performance.

During 2008 and thereafter, the residential and commercial real estate markets in the United States have experienced a variety of worsening economic conditions that have adversely affected the performance and market value of our residential and commercial mortgage loans. Across the United States, delinquencies, foreclosures and losses with respect to residential and commercial mortgage loans generally have increased and may continue to increase. In addition, housing prices and appraisal values in most markets have declined or stopped appreciating. An extended period of flat or declining values may result in additional increases in delinquencies and further losses on mortgage loans.

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

Extreme weather could cause a disruption in our operations, which could have an adverse impact on the results of operations.

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

We may decide from time to time to issue additional securities to raise capital, support growth or fund acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. These issuances of our securities will dilute the ownership interests of our shareholders.

Our common stock price is volatile, which could result in substantial losses for individual shareholders.

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

Bancshares, through the Bank, owns all of its offices, including its executive offices, without encumbrances, with the exception of the banking office in Columbiana and parking lot in Brent, which are leased. ALC purchased a commercial building in Jackson, Alabama during 2009 to house its Jackson branch office and leases additional office space throughout Alabama and Southeast Mississippi.

Item 3.	Legal Proceedings.

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against Bancshares, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, has been named as a co-defendant. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts that Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants deny the allegations and intend to vigorously defend themselves in this action. The trial court denied the defendants’ motion to compel arbitration, and the defendants elected to appeal the trial court’s ruling with the Alabama Supreme Court. During the appeal, Malcomb Graves filed for bankruptcy, staying the lawsuit in its entirety. Mr. Graves was recently discharged from bankruptcy, and the appeal was returned to the Alabama Supreme Court’s active docket. The parties have fully briefed their positions on the trial court’s arbitration ruling with the Alabama Supreme Court and await its decision. The defendants have not yet responded to the complaint, and no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on Bancshares’ financial position or results of operations.

On April 1, 2008, E. Mark Ezell, Mark Ezell Family, LLC, Nena M. Morris, Mark Ezell Investment & Property Management, LLC, Patricia W. Ezell, J.W. Ezell, Ranier W. Ezell, and Bradley H. Ezell, all shareholders of Bancshares (collectively, the “Shareholder Plaintiffs”), filed a lawsuit in the Circuit Court of Choctaw County, Alabama against Bancshares, ALC, Robert Steen, and Mauldin & Jenkins, LLC seeking an unspecified amount of compensatory and punitive damages. On October 31, 2008, the Shareholder Plaintiffs amended the complaint to add Terry Phillips, President and Chief Executive Officer of Bancshares, as a co-defendant. The complaint, as amended, seeks both direct and derivative relief and alleges that the defendants committed fraud and various other breaches relating to loans made by ALC, resulting in damage to both the Shareholder Plaintiffs and Bancshares. Bancshares and ALC deny the allegations focused on them and intend to vigorously defend themselves in this action. On January 16, 2009, the trial court granted in part a motion filed by Bancshares and ALC seeking to dismiss certain of the Shareholder Plaintiffs’ claims, including the derivative and fraud claims, and ordered the Shareholder Plaintiffs to re-plead their remaining claims. The trial court also granted a motion filed by Bancshares and ALC seeking to have the lawsuit transferred to the Circuit Court of Clarke County, which transfer occurred on January 19, 2009. Upon transfer, all circuit court judges in Clarke County recused themselves based on an existing practice that they not hear cases involving a party who is also an attorney practicing within Alabama’s First Judicial Circuit (one of the Shareholder Plaintiffs is an attorney practicing within the First Judicial Circuit).

The Shareholder Plaintiffs have not yet amended their complaint as ordered, and, as such, no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on Bancshares’ financial position or results of operations.

As previously disclosed, the Bank was informed by letter dated September 30, 2008 that the U.S. Department of Justice (the “DOJ”) had authorized the filing of a complaint in the United States District Court for the Southern District of Alabama (the “Court”) against the Bank alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act. The alleged violations related to lending practices affecting African-American borrowers. The matter initially arose in connection with the FDIC’s evaluation of the Bank under the Community Reinvestment Act (“CRA”), which resulted in a “Needs to Improve” CRA rating for the Bank. Although Bancshares and the Bank at all times asserted that the Bank’s lending practices complied with all applicable laws, the Bank cooperated fully and engaged in active discussions with the DOJ in an effort to resolve this matter. On September 30, 2009, the DOJ filed a civil complaint and an Agreed Order for Resolution (the “Consent Order”) with the Court, effectively resolving this matter. Pursuant to the Consent Order, the Bank agreed, among other things, to revise the standardization of its mortgage loan pricing policies, compensate certain borrowers, adopt marketing, consumer education and outreach initiatives to promote its products and services in African-American communities, open or acquire a branch in an African-American neighborhood in west central Alabama and provide subsidies totaling $500,000 to support new loans for homes and small businesses in these areas. The Consent Order was approved and entered by the Court on November 18, 2009.

Bancshares and its subsidiaries also are parties to other litigation, and Bancshares intends to vigorously defend itself in all such litigation. In the opinion of Bancshares, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on Bancshares’ consolidated financial statements or results of operations.

Item 4.	Reserved.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 12, 2010, Bancshares had approximately 870 shareholders of record.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per share for Bancshares’ common stock as reported on the Nasdaq Capital Market and the cash dividends declared per share in each such quarter.

	High	Low	Dividends Declared Per Share
2008
First Quarter	$18.99	$16.16	$0.27
Second Quarter	20.50	15.75	0.27
Third Quarter	17.00	9.33	0.27
Fourth Quarter	20.04	15.01	0.27

2009
First Quarter	$20.19	$13.50	$0.27
Second Quarter	25.08	13.21	0.11
Third Quarter	25.00	20.71	0.11
Fourth Quarter	22.93	14.93	0.11

The last reported sales price of Bancshares’ Common Stock as reported on the Nasdaq Capital Market on March 12, 2010, was $16.07.

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

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
October 1-31, 2009	67	(2)	$22.50	(2)	0	242,303
November 1-30, 2009	14,500	(3)	$17.05	(3)	0	242,303
December 1-31, 2009	0		$0.00		0	242,303

Total	14,567		$17.08		0	242,303

(1)	On December 17, 2009, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2010, the expiration date of the extended repurchase program.
(2)	67 shares were purchased by a trust that is part of Bancshares’ general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.
(3)	14,500 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

Item 6.	Selected Financial Data.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year-Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands of Dollars, Except Per Share Amounts)
CONSOLIDATED STATEMENTS OF INCOME
Interest Income	$47,474	$52,116	$59,983	$59,219	$52,679
Interest Expense	13,200	16,912	19,464	15,992	11,810

Net Interest Income	34,274	35,204	40,519	43,227	40,869
Provision for Loan Losses	9,101	8,901	21,152	3,726	3,853
Non-Interest Income	7,795	6,463	5,566	5,621	5,278
Non-Interest Expense	26,652	25,273	25,804	23,782	23,059

Income (Loss) Before Income Taxes	6,316	7,493	(871)	21,340	19,235
Provision For (Benefit From) Income Taxes	1,562	2,123	(1,220)	7,095	5,579

Net Income	$4,754	$5,370	$349	$14,245	$13,656

Basic and Diluted Weighted Net Income Per Share	$0.79	$0.89	$0.06	$2.24	$2.12
Average Shares Outstanding	6,018	6,039	6,174	6,367	6,428

CONSOLIDATED STATEMENTS OF CONDITION
Total Assets	$691,754	$668,002	$659,896	$646,296	$621,483
Loans, Net	402,504	399,483	427,588	441,574	431,527
Deposits	513,053	485,117	478,554	450,062	426,231
Long-Term Debt	85,000	90,000	77,518	87,553	89,588
Shareholders’ Equity	81,464	78,664	79,569	91,596	87,709

AVERAGE BALANCES
Total Assets	$683,456	$668,473	$660,872	$635,588	$607,837
Earning Assets	614,471	600,559	601,131	578,949	552,846
Loans, Net of Unearned Discount	407,777	414,321	449,577	444,094	418,548
Deposits	498,993	485,012	479,939	443,273	417,666
Long-Term Debt	89,671	88,985	77,148	84,010	90,715
Shareholders’ Equity	80,628	78,671	85,648	88,768	85,154

PERFORMANCE RATIOS
Net Income to:
Average Total Assets	0.70%	0.80%	0.05%	2.24%	2.25%
Average Shareholders’ Equity	5.90%	6.83%	0.41%	16.05%	16.04%
Average Shareholders’ Equity to:
Average Total Assets	11.80%	11.77%	12.96%	13.97%	14.01%
Dividend Payout Ratio	76.12%	121.70%	2,104.78%	47.89%	44.75%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

United Security Bancshares, Inc., a Delaware corporation (“United Security” or the “Company”), is a bank holding company with its principal offices in Thomasville, Alabama. United Security operates one commercial banking subsidiary, First United Security Bank (the “Bank”). At December 31, 2009, the Bank operated and served its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC operates twenty-two finance company offices located in Alabama and Southeast Mississippi. The headquarters of ALC is located in Jackson, Alabama. The Bank is the funding source for ALC.

The Company’s sole business is banking; therefore, loans and investments are its principal sources of income. The Bank contributed approximately $2.9 million to consolidated net income in 2009, while ALC generated income of approximately $1.8 million. The Bank provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals.

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

At December 31, 2009, United Security had consolidated assets of $691.8 million, deposits of $513.1 million and shareholders’ equity of $81.5 million. Total assets increased by $23.8 million, or 3.6%, in 2009. Net income decreased from $5.4 million in 2008 to $4.8 million in 2009. Net income per share decreased from $0.89 in 2008 to $0.79 in 2009.

Delivery of the best possible banking services to customers remains an overall operational focus of the Bank. We recognize that attention to details and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to employ the most current technology, both in its financial services and in the training of its 290 full-time equivalent employees, to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the current financial position, changes in financial position and results of operations of United Security and should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of this discussion is on the years 2009, 2008 and 2007. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

Forward-Looking Statements

This Annual Report, annual and periodic reports filed by United Security and its subsidiaries under the Securities and Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of United Security may include “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect United Security’s current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

1.	Possible changes in economic and business conditions that may affect the prevailing interest rates, the prevailing rates of inflation, the amount of growth, stagnation or recession in the global, U.S., Alabama and Mississippi economies, the value of investments, the collectibility of loans and the ability to retain and grow deposits;

2.	Possible changes in monetary and fiscal policies, laws and regulations and other activities of governments, agencies and similar organizations;

3.	Possible changes in regulation and laws affecting the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, and attendant changes in patterns and effects of competition in the financial services industry;

4.	The ability of United Security to achieve its expected operating results in the markets in which United Security operates and United Security’s ability to expand into new markets and to maintain profit margins; and

5.	Since 2008, the residential and commercial mortgage market in the United States has experienced a variety of worsening economic conditions that may adversely affect the performance and market value of our residential and commercial mortgage loans. Across the United States, delinquencies, foreclosures and losses with respect to residential and commercial mortgage loans generally have increased during the last two years and may continue to increase. In addition, since 2008, prices and appraisal values in many states have declined or stopped appreciating. It is possible that values may remain stagnant or decline in the near term. An extended period of flat or declining values may result in increased delinquencies, losses on residential and commercial mortgage loans and reduced value of collateral that secure real estate loans.

In addition, United Security’s business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed in Item 1A of United Security’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Irregularities at Acceptance Loan Company, Inc.

As a result of internal procedures of the Company, evidence was discovered during the second quarter of 2007 suggesting irregularities in certain loan transactions within ALC, a subsidiary of the Bank. The irregularities were identified to be primarily related to four out of the twenty-five ALC branches and were largely related to (a) the making of improper or fraudulent loans, (b) techniques used to conceal delinquent loans, (c) the improper or fraudulent handling of repossessed automobiles and (d) the inflation of appraisals on certain real estate collateral. The Company, under the direction of the Audit Committee, conducted an internal investigation relating to these irregularities with the assistance of outside legal counsel, as well as an outside forensic accounting firm.

As a result of the investigation, the results of operations for the year ended December 31, 2007 included a charge-off of loans and a write down of real estate collateral values relating to the irregularities of $12.5 million in ALC’s loan and other real estate portfolio. These losses reduced the net income of the Company by $8.3 million, net of tax benefit, or $1.34 per basic and diluted share for the year ended December 31, 2007. In addition to these losses, the Company incurred a substantial amount of legal, accounting and associated expenses relating to the investigation of these irregularities, which expenses are reflected in the Company’s non-interest expense balance for the year ended December 31, 2007. The Company incurred additional legal and accounting expenses relating to the irregularities during 2008 and 2009. The Company has made significant recoveries relating to these losses. On June 5, 2009, the Company, the Bank and ALC (collectively referred to as the “USB Companies”) finalized settlement agreements and releases with McKean & Associates, P.A., Ernst & Young LLP and Mauldin & Jenkins, LLC to resolve a lawsuit related to work performed as the Company’s principal accountants and internal auditor. This settlement resulted in net proceeds to the USB Companies in the amount of $2.7 million.

In February 2010, the Company entered into a settlement agreement to resolve all claims alleged against the defendants named in a lawsuit styled Acceptance Loan Company, Inc., First United Security Bank and United Security Bancshares, Inc. v. The Cincinnati Insurance Company, et al. The USB Companies filed the lawsuit to seek recovery under a fidelity insurance policy and bond issued by The Cincinnati Insurance Company, which provides coverage for losses due to the dishonest or fraudulent conduct of employees of the USB Companies. Pursuant to the settlement agreement, The Cincinnati Insurance Company agreed to pay the USB Companies the sum of $4,150,000.

Critical Accounting Estimates

The preparation of the Company’s financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America and general banking practices. These areas include accounting for the allowance for loan losses, derivatives, deferred income taxes and supplemental compensation benefits agreements.

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

Other real estate owned (“OREO”) that consists of properties obtained through foreclosure or in satisfaction of loans is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal realized at the time of disposal are reflected in noninterest income or noninterest expense, as applicable. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2009. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of other real estate owned.

Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax asset. Management believes that the subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits. As management periodically evaluates the ability of the Bank to realize the deferred tax asset, subjective judgments are made that may impact the resulting provision for income tax.

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

Overview of 2009

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

For the year ended December 31, 2009, net income was $4.8 million, compared with net income of $5.4 million for the year ended December 31, 2008. Basic and diluted earnings per common share were $0.79 for the year ended December 31, 2009, compared with $0.89 for 2008. The decline in net income resulted from increased provision for loan losses, decreased net interest margin and increased non-interest expense, offset by increased non-interest income.

Highlights for the year ended December 31, 2009 were:

•	Total assets increased 3.6% to $691.8 million since the 2008 year-end.

•	Deposits grew 5.8% to $513.1 million, compared with $485.1 million at December 31, 2008.

•	Gross loans increased 1.1% to $412.5 million, compared with $408.0 million at December 31, 2008.

•

At year-end 2009, our total risk-based capital was 17.01%, significantly above a number of financial institutions in our peer group and well above the minimum requirements of 10% to achieve the highest rating of “well-capitalized.”

•

Our net interest income decreased 2.6% to $34.3 million in 2009, compared with $35.2 million in 2008. The decrease in net interest income was due primarily to a decline in interest earned on loans related to lower average volume and yields compared with 2008.

•

Provision for loan losses increased to $9.1 million for the year ended December 31, 2009, or 2.2% annualized of average loans, compared with $8.9 million, or 2.1% annualized of average loans, for the year ended December 31, 2008.

•

Non-interest income rose 20.6% to $7.8 million in 2009, compared with $6.5 million in 2008. This increase in non-interest income resulted primarily from $2.7 million in proceeds from the settlement of a lawsuit included in other income, offset partially by lower service charges and fees on deposit accounts, compared with 2008.

•

Non-interest expense increased 5.5% to $26.7 million, compared with $25.3 million in 2008. This increase was due to higher salary and benefits and FDIC insurance assessment costs, offset partially by lower legal expenses.

•	Shareholders’ equity totaled $81.5 million, or book value of $13.54 per share, at December 31, 2009. Return on average assets in 2009 was 0.7%, and return on average shareholders’ equity was 5.9%.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Summary of Operating Results

	Year-Ended December 31,
	2009	2008	2007
	(In Thousands of Dollars)
Interest Income	$47,474	$52,116	$59,983
Interest Expense	13,200	16,912	19,464

Net Interest Income	34,274	35,204	40,519
Provision for Loan Losses	9,101	8,901	21,152

Net Interest Income After Provision for Loan Losses	25,173	26,303	19,367
Non-Interest Income	7,795	6,463	5,566
Non-Interest Expense	26,652	25,273	25,804

Income (Loss) Before Income Taxes	6,316	7,493	(871)
Provision for (Benefit from) Income Taxes	1,562	2,123	(1,220)

Net Income	$4,754	$5,370	$349

Net Interest Income

Net interest income is an effective measurement of how well management has matched interest-earning assets and interest-bearing liabilities and is the Company’s principal source of income. Fluctuations in interest rates materially affect net interest income. The Federal Reserve lowered the funds rate by 4.25% during 2008, and it remained at that level throughout 2009, which had a direct impact on the rates charged on loans. The yield on loans continued to decline during 2009 faster than rates paid on deposits, which had an adverse impact on net interest income.

Net interest income declined 2.6% to $34.3 million in 2009, compared to a decline of 13.1% in 2008 and a decline of 6.3% in 2007. The decrease in net interest income in 2009 was primarily due to a 95 basis point decline in interest yields, offset by a 2.3% increase in average earning assets to $614.5 million, and a 3.3% increase in average interest bearing liabilities to $531.2 million, as compared to 2008.

The Company’s loan portfolio increased by $4.5 million, or 1.1%, during 2009, and investment securities increased during 2009 by $11.8 million, or 6.4%.

Overall, volume, rate and yield changes in interest-earning assets and interest-bearing liabilities contributed to the decline in net interest income during 2009. As to volume, the Company’s average earning assets increased $13.9 million during 2009, or 2.3%, while average interest-bearing liabilities increased $16.9 million, or 3.3%. Thus, growth of average interest-bearing liabilities outpaced growth of average earning assets by $3.0 million during 2009.

The Bank’s ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percentage of average earning assets. The interest margin was 5.6% in 2009, 5.9% in 2008 and 6.7% in 2007.

Interest margins are affected by several factors, one of which is the relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities. This factor determines the effect that fluctuating interest rates will have on net interest income. Rate-sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time. The Bank’s objective in managing interest rate sensitivity is to achieve reasonable stability in the interest margin throughout interest rate cycles by maintaining the proper balance of rate-sensitive assets and interest-bearing liabilities. For further analysis and discussion of interest rate sensitivity, refer to the section entitled “Liquidity and Interest Rate Sensitivity Management.”

An additional factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement is a more accurate reflection of the effect that market interest rate movements have on interest rate-sensitive assets and liabilities. The interest rate spread was 5.3% in 2009, 5.4% in 2008 and 6.1% in 2007. The average amount of interest-bearing liabilities, as noted in the table “Yields

Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities,” increased 3.3% in 2009, while the average rate of interest paid decreased from 3.3% in 2008 to 2.5% in 2009. Average interest-earning assets increased 2.3% in 2009, while the average yield on earning assets decreased from 8.7% in 2008 to 7.7% in 2009.

The percentage of earning assets funded by interest-bearing liabilities also affects the Bank’s interest margin. The Bank’s earning assets are funded by interest-bearing liabilities, non-interest-bearing demand deposits and shareholders’ equity. The net return on earning assets funded by non-interest-bearing demand deposits and shareholders’ equity exceeds the net return on earning assets funded by interest-bearing liabilities. The Bank’s percentage of earning assets funded by interest-bearing liabilities has increased slightly in recent years, reducing the Bank’s interest margin. In 2009, 86.5% of the Bank’s average earning assets were funded by interest-bearing liabilities, compared with 85.6% in 2008 and 82.6% in 2007.

Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	December 31,
	2009			2008			2007
	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %
	(In Thousands of Dollars, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans (Note A)	$407,777	$38,795	9.51%	$414,321	$43,281	10.45%	$449,577	$52,317	11.64%
Taxable Investments	178,122	7,979	4.48%	171,196	8,240	4.81%	135,400	6,934	5.12%
Non-Taxable Investments	14,207	700	4.93%	13,786	595	4.32%	16,152	732	4.53%
Federal Funds Sold	14,365	0	0.00%	1,256	0	0.00%	2	0	0.00%

Total Interest-Earning Assets	614,471	47,474	7.73%	600,559	52,116	8.68%	601,131	59,983	9.98%

Non-Interest-Earning Assets:
Other Assets	68,985			67,914			59,741

Total	$683,456			$668,473			$660,872

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$104,988	$1,084	1.03%	$89,926	$1,211	1.35%	$75,873	$631	0.83%
Savings Deposits	48,319	340	0.70%	47,409	463	0.98%	47,721	505	1.06%
Time Deposits	287,460	8,157	2.84%	285,602	11,433	4.00%	291,873	14,361	4.92%
Borrowings	90,475	3,619	4.00%	91,418	3,805	4.16%	81,188	3,967	4.89%

Total Interest-Bearing Liabilities	531,242	13,200	2.48%	514,355	16,912	3.29%	496,655	19,464	3.92%

Non-Interest-Bearing Liabilities:
Demand Deposits	58,226			62,075			64,472
Other Liabilities	13,360			13,372			14,097
Shareholders’ Equity	80,628			78,671			85,648

Total	$683,456			$668,473			$660,872

Net Interest Income (Note B)		$34,274			$35,204			$40,519

Net Yield on Interest-Earning Assets			5.58%			5.86%			6.74%

Note A – For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans amounted to $11,913,589, $11,621,474 and $5,555,400 for 2009, 2008 and 2007, respectively.

Note B – Loan fees of $3,355,024, $3,317,709 and $3,837,409 for 2009, 2008 and 2007, respectively, are included in interest income amounts above.

Changes in Interest Earned and Interest Expense Resulting from Changes in Volume and Changes in Rates

The following table sets forth the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 2009 versus 2008, 2008 versus 2007 and 2007 versus 2006.

	2009 Compared to 2008 Increase (Decrease) Due to Change In:			2008 Compared to 2007 Increase (Decrease) Due to Change In:			2007 Compared to 2006 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net	Volume	Average Rate	Net
	(In Thousands of Dollars)
Interest Earned On:
Loans	$(684)	$(3,802)	$(4,486)	$(4,103)	$(4,933)	$(9,036)	$650	$(963)	$(313)
Taxable Investments	333	(594)	(261)	1,833	(527)	1,306	852	252	1,104
Non-Taxable Investments	18	87	105	(107)	(30)	(137)	(26)	(2)	(28)

Total Interest-Earning Assets	(333)	(4,309)	(4,642)	(2,377)	(5,490)	(7,867)	1,476	(713)	763

Interest Expense On:
Demand Deposits	203	(330)	(127)	117	463	580	(21)	10	(11)
Savings Deposits	9	(132)	(123)	(3)	(39)	(42)	(45)	53	8
Time Deposits	74	(3,350)	(3,276)	(309)	(2,619)	(2,928)	1,958	1,850	3,808
Other Borrowings	(39)	(147)	(186)	500	(662)	(162)	(279)	(54)	(333)

Total Interest-Bearing Liabilities	247	(3,959)	(3,712)	305	(2,857)	(2,552)	1,613	1,859	3,472

(Decrease) Increase in Net Interest Income	$(580)	$(350)	$(930)	$(2,682)	$(2,633)	$(5,315)	$(137)	$(2,572)	$(2,709)

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual net losses experienced during the year and management’s judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $7.6 million in 2009, and a provision of $9.1 million was expensed for loan losses in 2009, compared to $8.9 million in 2008 and $21.2 million in 2007. Net charge-offs at the Bank were $3.3 million for the year ending December 31, 2009, compared to $2.6 million for the year ending December 31, 2008. ALC had net charge-offs of $4.3 million for the year ending December 31, 2009, compared to $6.3 million for the year ending December 31, 2008. Net charge-offs as a percentage of average loans were 1.87%, 2.15% and 4.53% for the years ended December 31, 2009, 2008 and 2007, respectively.

The ratio of the allowance to loans net of unearned income at December 31, 2009 was 2.4%. For additional information regarding the Company’s allowance for loan losses, see “Loans and Allowance for Loan Losses.”

Non-Interest Income

The following table presents the major components of non-interest income for the years indicated.

	Year-Ended December 31,
	2009	2008	2007
	(In Thousands of Dollars)
Service Charges and Other Fees on Deposit Accounts	$2,871	$3,285	$3,280
Credit Life Insurance Commissions and Fees	997	1,020	700
Bank-Owned Life Insurance	487	500	476
Investment Securities Gains (Losses), Net	54	19	(107)
Other Income	3,386	1,639	1,217

Total Non-Interest Income	$7,795	$6,463	$5,566

Total non-interest income increased $1.3 million, or 20.6%, in 2009, increased 0.9% in 2008 and decreased 1.0% in 2007. Service charges and fees on deposit accounts decreased $414,000, or 12.6%, in 2009, increased 0.2% in 2008 and increased 4.2% in 2007. In 2009, fees generated from customer overdrafts and non-sufficient funds decreased $355,000 and regular account service charges decreased $53,000. The decline in customer overdraft and non-sufficient funds charges appears to be a trend that has been reported by other companies. As customers switched from accounts with a monthly service charge to a new no service charge account, regular account service charges have declined. The new account, introduced in the fourth quarter of 2007, has allowed the Bank to attract new customers and has otherwise been profitable by requiring electronic statements and encouraging ATM and debit card use, which generates additional fees.

Fees and commissions from the sale of credit life insurance declined $23,000 in 2009, compared to an increase of $320,000 in 2008. Lower consumer loan demand experienced in 2009 was the cause for the decline in insurance fees. Approximately 93% of these commissions are generated from loans originated at ALC.

Earnings from the Company’s bank-owned life insurance policies decreased $13,000, or 2.6%, during 2009, compared to an increase of 5.0% in 2008 and 7.4% in 2007. The return on these policies was affected by the low interest rate environment in 2009.

Net gains on security sales were $54,000 in 2009, $19,000 in 2008 and a net loss in 2007 of $107,000. Income generated in the area of securities gains and losses is dependent on factors that include investment portfolio strategies, interest rate changes and asset liability management strategies.

Other income includes fee income generated from other banking services such as letters of credit, ATMs, debit and credit cards, check cashing and wire transfers. Other income increased $1.7 million, or 106.7%, in 2009, compared to an increase of 34.7% in 2008 and an increase of 1.0% in 2007. ATM and debit card fees increased $68,000, or 15.8%, in 2009 and $106,000, or 32.4%, in 2008, as use of these products increased.

Included in other income for 2009 are the proceeds related to the settlement of a lawsuit filed against three accounting firms in the amount of $2.7 million. This non-recurring income was received in the second quarter of 2009. Also included in other income is the net gain or loss from the sale of other real estate owned. For 2009, this amounted to a net loss of $675,000, compared to a net gain of $204,000 in 2008. The decline of real estate values and the contracted market for these properties had a negative impact on these sales in 2009.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years indicated.

	Year-Ended December 31,
	2009	2008	2007
	(In Thousands of Dollars)
Salaries and Employee Benefits	$13,594	$12,976	$13,508
Occupancy	1,901	1,838	1,943
Furniture and Equipment	1,274	1,405	1,397
Impairment on Limited Partnerships	97	162	109
Legal, Accounting and Other Professional Fees	1,910	2,294	2,304
Stationery and Supplies	551	603	593
Telephone/Communication	691	645	648
Advertising	398	433	373
Collection and Recovery	508	426	387
Write-Down Other Real Estate	637	104	799
FDIC Insurance Assessments	1,093	71	55
Other	3,998	4,316	3,688

Total Non-Interest Expense	$26,652	$25,273	$25,804

Efficiency Ratio	63.4%	60.7%	56.0%
Total Non-Interest Expense to Average Assets	3.9%	3.8%	3.9%

Non-interest expense increased $1.4 million, or 5.5%, to $26.7 million in 2009, from $25.3 million in 2008. Non-interest expense increased 8.5% in 2007. The increase in 2007 was largely due to a $1.4 million increase in the legal and accounting expenses incurred due to the ALC loan irregularities. These fees have declined $384,000 in 2009 but remain high due to a higher than normal amount of litigation. Refer to Note 18, “Guarantees, Commitments and Contingencies,” in the “Notes to Consolidated Financial Statements” for a more detailed discussion of litigation. Write-down of other real estate increased $533,000 in 2009 and declined $695,000 in 2008. The increase in 2009 was the result of increased foreclosures and continued decline in real estate values.

Premiums paid to the FDIC in the form of deposit assessments have increased significantly in 2009 compared to 2008 and 2007. These assessments amounted to $1.1 million, $71,000 and $55,000, respectively, for 2009, 2008 and 2007. The number of problem banks increased significantly in 2009 and threatened to deplete the FDIC insurance fund below required levels. The FDIC raised regular assessments and imposed a special one-time assessment to replenish the insurance fund. Estimated assessments for 2010 are $900,000.

Total compensation and benefits increased $618,000, or 4.8%, in 2009, compared to decreases of 3.9% in 2008 and 6.4% in 2007. In 2009, salary increased $443,000, or 4.2%, health insurance increased $276,000, or 24.1%, and all other compensation and benefit costs declined $101,000, or 4.8%, when compared with 2008. The increase in salary was due primarily to the impact of twelve months of salary associated with two executive officers added in 2008, coupled with normal merit raises. The decrease in 2008 was due to decreased incentive awards. Incentive awards declined to $55,000 in 2008, reduced from $928,000 in 2007, because the Bank failed to meet most of its performance objectives, and no incentives were awarded to ALC personnel for 2008 or 2007. No incentive bonuses were awarded at the Bank or ALC for 2009, and no incentive plan has been approved for 2010. At December 31, 2009, the Company had 290 full-time equivalent employees, compared to 286 full-time equivalent employees at December 31, 2008 and 2007.

Occupancy expense increased $63,000 from $1.8 million in 2008 to $1.9 million in 2009. The increase in 2009 primarily resulted from increased utility costs. The reduction in 2008 resulted from lower maintenance and repair costs, which increased in 2007 due to branch renovations. Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes and other expenses associated with maintaining the nineteen banking offices and twenty-two ALC finance company offices. The Company utilizes both acquired and leased space in operating these locations. The Bank owns all of its banking offices with the exception of the Columbiana office and the parking lot in Brent, which are leased. Seven of the Bank’s branch offices were renovated or had some major repairs in 2007. All ALC offices are leased with the exception of the Jackson office, which was purchased in 2009 (costs associated with operating lease agreements can be reviewed in detail in Note 17, “Operating Leases,” in the “Notes to Consolidated Financial Statements”).

Furniture and equipment expense decreased 9.3% in 2009, compared to a 0.6% increase in 2008 and a 2.4% increase in 2007. In 2009, depreciation expense declined $81,000, equipment rental expense increased $40,000 and maintenance contracts decreased $33,000, all compared with 2008.

The Bank invests in limited partnerships that operate qualified affordable housing projects. These partnerships receive tax benefits in the form of tax deductions from operating losses and tax credits. Although the Bank accounts for these investments utilizing the cost method, management analyzes the Bank’s investments in limited partnerships for potential impairment on an annual basis. The investment balances in these partnerships were $1.9 million at December 31, 2009 and $2.0 million at each of December 31, 2008 and 2007. Losses in these investments amounted to $97,000, $162,000 and $109,000 for 2009, 2008 and 2007, respectively.

Provision for (Benefit from) Income Taxes

Income tax expense decreased to $1.6 million for 2009. This decrease resulted from lower levels of taxable income as compared to 2008. The Company recorded an income tax benefit of $1.2 million in 2007 as a result of significant loan losses and related expenses recorded by ALC. The calculation of the income tax provision requires the use of estimates and judgments of management. As part of the Company’s overall business strategy, management must take into account tax law and regulations that apply to specific tax issues faced by the Company in each year. This analysis includes an evaluation of the amount and timing of the realization of income tax assets or liabilities. Management closely monitors tax developments and evaluates the effect that they may have on the Company’s overall tax position. A more detailed discussion of the Company’s provision for (benefit from) income taxes is included in Note 11, “Income Taxes,” in the “Notes to Consolidated Financial Statements.”

Loans and Allowance for Loan Losses

Total loans outstanding increased by $4.5 million in 2009 with a loan portfolio totaling $412.5 million as of December 31, 2009. Total loans at the Bank grew 4.4% to $321.7 million in 2009, representing 78.0% of the Company’s loans. Loans at ALC declined 9.0% to $90.8 million at December 31, 2009. For 2009, on an average basis, loans represented 66.4% of the Company’s earning assets and provided 81.7% of the Company’s interest income.

Real estate loans increased 3.8% to $311.1 million in 2009. The Bank’s real estate loan portfolio is comprised of construction loans to both businesses and individuals for commercial and residential development, commercial buildings and apartment complexes, with most of this activity being commercial. Real estate loans also consist of other loans secured by real estate, such as one-to-four family dwellings, including mobile homes, loans on land only, multi-family dwellings, non-farm, non-residential real estate and home equity loans. Real estate loans at the Bank grew $18.9 million, or 8.0%, in 2009 to a balance of $256.8 million at December 31, 2009. Real estate loans at ALC are primarily secured by residential properties, mobile homes and land. These loans declined 12.3% to $54.2 million as of year end 2009. As in previous years, quality real estate lending continues to be a priority of the Company’s lending team and management. Real estate loans remain the largest component of the Company’s loan portfolio, comprising 74.5% of total loans outstanding.

Consumer loans represent the second largest component of the Company’s loan portfolio. These loans include loans to individuals for household, family and other personal expenditures, including credit cards and other related credit plans. Consumer loans declined $2.7 million at ALC and $4.2 million at the Bank during 2009. ALC’s consumer loans represent 64.0% of the total consumer loans with a balance at year end of $41.0 million. These loans amounted to $23.1 million at December 31, 2009. This decline at the Bank and ALC was the result of decreased consumer loan demand in all of our markets as the country slipped into recession and tighter underwriting standards that were implemented in response to the weakening economy. Management anticipates consumer loan demand at the Bank and ALC to remain soft until the economy improves.

Commercial, financial and agricultural loans decreased by 3.8% during 2009 to $42.2 million at December 31, 2009. Loans to tax exempt entities such as municipalities and counties decreased $3.5 million in 2009 and increased $2.2 million in 2008. All other commercial loans declined $1.9 million in 2009. All of the commercial loans originated at the Bank.

The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio and changes in its risk profile, credit concentrations, historical trends and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually-identified impaired loans may be measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision and added to the allowance for loan losses. Large pools of smaller balance, homogeneous loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical charge-off trends, trends in the economy and other factors. Though management believes the allowance for loan losses to be adequate, taking into consideration the views of regulators and the current economic environment, there can be no assurance that the allowance for loan losses is sufficient, and ultimate losses may vary from their estimates. Estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings during the periods in which they become known.

The Bank’s loan policy requires immediate recognition of a loss if significant doubt exists as to the repayment of the principal balance of a loan. Consumer installment loans at the Bank and ALC are generally recognized as losses if they become 120 days delinquent. Exceptions are made specifically for loans that are secured by real estate and if the borrower is in a repayment plan under the bankruptcy statutes. As long as these loans are paying in accordance with the bankruptcy plan, they are not charged off.

A credit review of the Bank’s individual loans is conducted periodically. A risk rating is assigned to each loan and is reviewed at least annually. In assigning risk, management takes into consideration the capacity of the borrower to repay, collateral values, current economic conditions and other factors. Management also monitors the credit quality of the loan portfolio through the use of an annual outside comprehensive loan review. Based on the underwriting standards in the loan policy, the Bank does not actively market mortgages to subprime borrowers. However, over time, some of the Bank’s customers could migrate into categories that might demonstrate some of the same characteristics as subprime borrowers. With current underwriting standards and ongoing monitoring of credit quality within the portfolio, the volume of such customers is inconsequential.

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

ALC’s management oversees its loan portfolio through a loan committee comprised of members of ALC’s Board of Directors and ALC’s district and office managers. It is aided by a formal loan policy, which has been revised and expanded as a direct result of the loan irregularities that occurred in the northern district of ALC in 2007. Other changes in ALC’s organizational structure were made during 2007 to increase the number of personnel supervising ALC’s operations. A new position of Chief Operating Officer (“COO”), who reports to the Chief Executive Officer of ALC, was created. ALC’s individual branches are supervised by three district managers who report to the ALC COO. Because of the very nature of ALC’s business, many of the borrowers served by ALC could be deemed to demonstrate some of the same characteristics as subprime borrowers. Although the Company and ALC believe that serving the communities in which ALC is located includes service to these customers, ALC’s loan committee and loan officers remain diligent in making careful loan decisions based on the criteria set forth in ALC’s loan policy. However, as a result of the differences in some customers of ALC as compared to customers of the Bank, loan losses at ALC are generally higher than those experienced by the Bank. For example, year-to-date net loan losses at ALC are 3.6% of total loans outstanding, which is higher than the default rate of the Bank.

The following table shows the Company’s loan distribution as of December 31, 2009, 2008, 2007, 2006 and 2005.

	Year-Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands of Dollars)
Real Estate	$311,054	$299,740	$319,665	$311,989	$299,140
Installment (Consumer)	64,107	70,789	82,483	109,643	108,022
Commercial, Financial and Agricultural	42,216	43,871	40,648	34,933	38,981
Less: Unearned Interest, Commissions and Fees	4,869	6,385	6,673	7,326	6,922

Total	$412,508	$408,015	$436,123	$449,239	$439,221

The amounts of total loans (excluding installment loans) outstanding at December 31, 2009, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years and (3) more than five years, are shown in the following table.

	Maturing
	Within One Year	After One but Within Five Years	After Five Years	Total
	(In Thousands of Dollars)
Commercial, Financial and Agricultural	$30,927	$10,769	$520	$42,216
Real Estate-Mortgage	140,230	94,489	76,335	311,054

Total	$171,157	$105,258	$76,855	$353,270

Variable rate loans totaled approximately $93.5 million and are included in the one-year category.

Non-Performing Assets

Accruing loans past due 90 days or more at December 31, 2009 totaled $6.7 million. These loans are secured, and, taking into consideration the collateral value and the financial strength of the borrowers, management believes that there will be no loss in these accounts and has allowed the loans to continue accruing.

Impaired loans totaled $35.4 million, $24.4 million and $15.7 million as of December 31, 2009, 2008 and 2007, respectively. This significant increase was attributable to eight commercial real estate loans totaling $17.4 million, which, under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, were considered impaired at December 31, 2009, based on performance and collateral values, and which were not considered impaired at December 31, 2008. There was approximately $2.6 million, $1.6 million and $1.6 million in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2009, 2008 and 2007, respectively. Impaired loans totaling $20.0 million, $12.0 million and $7.0 million for 2009, 2008 and 2007, respectively, have no measurable impairment, and no allowance for loan losses is specifically allocated to these loans. The average recorded investment in impaired loans for 2009, 2008 and 2007 was approximately $23.1 million, $16.8 million and $8.8 million, respectively. Income recognized on impaired loans in 2009 amounted to approximately $1.4 million.

Non-performing assets as a percentage of net loans and other real estate was 9.8% at December 31, 2009, compared to 8.9% at December 31, 2008. This increase was due to a $3.9 million increase in non-accrual loans and a $3.3 million increase in real estate acquired in settlement of loans, offset by a $2.6 million decline in loans past due 90 days or more. Loans on non-accrual increased primarily as a result of placing six commercial real estate loans totaling $5.1 million on non-accrual status, offset by transfers to other real estate owned of $2.4 million. Other real estate acquired in settlement of loans consisted of seven residential properties and thirty-four commercial properties totaling $14.7 million at the Bank and one hundred forty two residential properties and fourteen commercial properties totaling $6.7 million at ALC. Management is making every effort to dispose of these properties in a timely manner, but the national recession and the severely depressed real estate market will continue to have a negative impact on this process. Management reviews these loans and reports to the Board of Directors monthly. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset values downgraded.

The following table presents information on non-performing loans and real estate acquired in settlement of loans.

	December 31,
	2009	2008	2007	2006	2005
	(In Thousands of Dollars)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$14,197	$10,258	$5,253	$7,318	$5,662
Accruing Loans Past Due 90 Days or More	6,693	9,323	5,240	2,033	1,203
Real Estate Acquired in Settlement of Loans	21,439	18,131	11,156	1,318	1,750

Total	$42,329	$37,712	$21,649	$10,669	$8,615

Non-Performing Assets as a Percent of Net
Loans and Other Real Estate	9.75%	8.85%	4.84%	2.37%	1.95%

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2009	2008	2007
	(In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis	$14,197	$10,258	$5,253
Interest Income That Would Have Been Recorded Under Original Terms	707	690	501
Interest Income Reported and Recorded During the Year	232	302	170

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. In addition to consideration of these factors, the Company has a consistent and continuing policy of placing all loans on non-accrual status if they become 90 days or more past due, unless they are in the process of collection. When a loan is placed on non-accrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there ultimately may be an actual write-down or charge-off of the principal balance of the loan, which would necessitate additional charges to the allowance for loan losses.

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for each of the five years indicated.

	December 31,
	2009		2008		2007		2006		2005
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands, Except Percentages)
Commercial, Financial and Agricultural	$752	10%	$583	10%	$558	9%	$376	8%	$399	8%
Real Estate	6,142	75	5,632	73	5,688	72	4,468	68	4,175	68
Installment (Consumer)	3,110	15	2,317	17	2,289	19	2,820	24	3,120	24

Total	$10,004	100%	$8,532	100%	$8,535	100%	$7,664	100%	$7,694	100%

In establishing the allowance for loan losses, management created the following risk groups for evaluating the loan portfolio:

•

Large classified loans and impaired loans are evaluated individually, with specific reserves allocated based on management’s review, consistent with ASC Topic 310. At ALC, management identified a group of smaller-balance consumer loans that were evaluated for impairment under ASC Topic 310.

•

The allowance for large pools of smaller-balance, homogeneous loans is based on such factors as changes in the nature and volume of the portfolio, overall portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrowers’ ability to pay, consistent with ASC Topic 450.

Net charge-offs as shown in the “Summary of Loan Loss Experience” table below indicate the trend for the last five years.

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for each of the five years indicated.

	December 31,
	2009	2008	2007	2006	2005
	(In Thousands of Dollars)
Balance of Allowance for Loan Loss at Beginning of Period	$8,532	$8,535	$7,664	$7,694	$7,061
Charge-Offs:
Commercial, Financial and Agricultural	(1,111)	(541)	(483)	(473)	(238)
Real Estate-Mortgage	(3,108)	(3,995)	(5,414)	(241)	(183)
Installment (Consumer)	(4,512)	(6,113)	(15,715)	(4,001)	(3,559)
Credit Cards	(10)	(7)	(22)	(21)	(35)

	(8,741)	(10,656)	(21,634)	(4,736)	(4,015)
Recoveries:
Commercial, Financial and Agricultural	33	62	29	78	25
Real Estate-Mortgage	28	123	159	78	74
Installment (Consumer)	1,040	1,566	1,163	811	673
Credit Cards	11	1	2	13	23

	1,112	1,752	1,353	980	795
Net Charge-Offs	(7,629)	(8,904)	(20,281)	(3,756)	(3,220)
Provision for Loan Losses	9,101	8,901	21,152	3,726	3,853

Balance of Allowance for Loan Loss at End of Period	$10,004	$8,532	$8,535	$7,664	$7,694

Ratio of Net Charge-Offs During Period to Average Loans Outstanding	1.87%	2.15%	4.53%	0.85%	0.77%

Investment Securities Available-for-Sale and Derivative Instruments

Investment securities, which are classified as available-for-sale, include, as of December 31, 2009, U.S. Treasury securities of $80,325, obligations of U.S. government sponsored agency securities of $6.9 million, mortgage-backed securities of $165.9 million, state, county and municipal securities of $21.6 million and equity securities of $183,409. The securities portfolio is carried at fair market value and increased $10.5 million from December 31, 2008 to December 31, 2009.

Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of agency-guaranteed mortgage-backed obligations and collateralized mortgage obligations (“CMOs”). The mortgage-backed obligations in which the Bank invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages (“mortgage-backed securities”). The Company does not invest in mortgage-backed securities that contain Alt-A type mortgages, or subprime mortgages.

Mortgage-backed securities and CMOs present some degree of additional risk in that mortgages collateralizing these securities can be refinanced, thereby affecting the future yield and market value of the portfolio. Management expects the annual repayment of the underlying mortgages to vary as a result of monthly repayment of principal and/or interest required under terms of the underlying promissory notes. Further, the actual rate of repayment is subject to changes depending upon the terms of the underlying mortgages, the relative level of mortgage interest rates and the structure of the securities. When relative interest rates decline to levels below that of the underlying mortgages, acceleration of principal repayment is expected as some borrowers on the underlying mortgages refinance to lower rates. When the underlying rates on mortgage loans are comparable to market rates, repayment more closely conforms to scheduled amortization in accordance with terms of the promissory note with additional repayment as a result of sales of homes collateralizing the mortgage loans constituting the security. Although maturities of the underlying mortgage loans may range up to 30 years, scheduled principal and normal prepayments substantially shorten the average maturities.

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

The composition of the Bank’s investment portfolio reflects the Bank’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Bank’s investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling the Bank’s interest rate position, while at the same time producing adequate levels of interest income. As of December 31, 2009, the investment portfolio had an estimated average maturity of 3.5 years.

Fair market values of securities can vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on liquidity or other funding needs. There were net unrealized gains, net of tax, of $4.3 million in the securities portfolio on December 31, 2009, versus $2.5 million net unrealized gains, net of tax, at year-end 2008.

The Bank has used certain derivative products for hedging purposes. These include interest rate swaps and caps. The use and detail regarding these products are fully discussed in the section entitled “Liquidity and Interest Rate Sensitivity Management” and in Note 2, “Summary of Significant Accounting Policies,” in the “Notes to Consolidated Financial Statements.” The Bank adopted the provisions of ASC 815, Derivatives and Hedging, effective January 1, 2001, as required by the FASB. On that date, the Bank reassessed and designated derivative instruments used for risk management as fair-value hedges, cash-flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate.

Investment Securities

The following table sets forth the amortized costs of investment securities, as well as their fair value and related unrealized gains or losses on the dates indicated.

	Available-for-Sale
	December 31,
	2009	2008	2007
	(In Thousands of Dollars)
Mortgage-Backed Securities	$159,739	$166,712	$120,818
Obligations of States, Counties and Political Subdivisions	20,918	11,281	16,273
U.S. Treasury and Government Sponsored Agency Securities	7,059	2,126	5,452
Other Securities	132	132	600

Total Book Value	187,848	180,251	143,143

Net Unrealized Gains	6,905	3,962	1,388

Total Market Value	$194,753	$184,213	$144,531

	Held-to-Maturity
	December 31,
	2009	2008	2007
	(In Thousands of Dollars)
Obligations of States, Counties and Political Subdivisions	$1,250	$0	$0

Total Book Value	$1,250	$0	$0

Investment Securities Maturity Schedule

	Stated Maturity as of December 31, 2009
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands of Dollars, Except Yields)
Investment Securities Available-for-Sale:
U.S. Treasury and Government Sponsored Agency Securities	$0	0.00%	$80	1.12%	$2,956	3.13%	$3,985	2.89%
State, County and Municipal Obligations	709	5.99	4,319	5.46	7,452	5.92	10,405	6.59
Mortgage-Backed Securities	0	0.00	11,512	4.33	50,044	4.23	104,358	4.47

Total	$709	5.99%	$15,911	4.62%	$60,452	4.38%	$118,748	4.60%

Total Securities With Stated Maturity							$195,820	4.54%
Equity Securities							183	2.02

Total							$196,003	4.54%

Available-for-sale securities are stated at market value and tax equivalent market yields.

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2009	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Maturing in 3 months or less	$90	0.05%
Maturing in greater than 3 months to 1 year	619	0.32
Maturing in greater than 1 to 3 years	2,216	1.13
Maturing in greater than 3 to 5 years	13,696	6.99
Maturing in greater than 5 to 15 years	117,717	60.11
Maturing in over 15 years	61,482	31.40

Total	$195,820	100.00%

The following marketable equity securities, in thousands of dollars, have been excluded from the above maturity summary due to no stated maturity date.

Mutual Funds	$10
Other Marketable Equity Securities	173

Condensed Portfolio Repricing Schedule

Repricing Summary as of December 31, 2009	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Repricing in 30 days or less	$5,411	2.76%
Repricing in 31 days to 1 year	5,148	2.63
Repricing in greater than 1 to 3 years	4,695	2.40
Repricing in greater than 3 to 5 years	13,676	6.98
Repricing in greater than 5 to 15 years	123,612	63.13
Repricing in over 15 years	43,278	22.10

Total	$195,820	100.00%

Repricing in 30 days or less does not include:
Mutual Funds		$10
Repricing in 31 days to 1 year does not include:
Other Marketable Equity Securities		173

The tables above reflect all securities at market value on December 31, 2009.

Security Gains and Losses

Non-interest income from securities transactions was a gain for the years ended December 31, 2009 and 2008 and a loss for the year ended December 31, 2007. Transactions affecting the Bank’s investment portfolio are directed by the Bank’s asset and liability management activities and strategies. Although short-term losses may occur from time to time, the “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

The table below shows the associated net gains (losses) for the years ended December 31, 2009, 2008 and 2007.

	December 31,
	2009	2008	2007
	(In Thousands of Dollars)
Investment Securities	$54,076	$18,703	$(107,156)

Volumes of sales, as well as other information regarding investment securities, are discussed further in Note 3, “Investment Securities,” in the “Notes to Consolidated Financial Statements.”

Deposits

Core deposits, which exclude time deposits of $100,000 or more and brokered deposits, provide for a relatively stable funding source that supports earning assets. The Company’s core deposits totaled $380.9 million, or 74.2% of total deposits, at December 31, 2009 and totaled $361.0 million, or 74.4% of total deposits, at December 31, 2008.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future, although economic and competitive factors could affect this funding source. The Company’s loan-to-deposit ratio was 78.5% at December 31, 2009 and 82.3% at the end of 2008.

Time deposits in excess of $100,000 and brokered deposits grew 10.1% to $132.2 million as of December 31, 2009. Included in these large deposits are $42.4 million in brokered certificates of deposits at year-end 2009, compared with $26.2 million at year-end 2008. Management has used brokered deposits as a funding source when rates and terms are more attractive than other funding sources.

The sensitivity of the Bank’s deposit rates to changes in market interest rates is reflected in its average interest rate paid on interest-bearing deposits. During 2009, as market interest rates remained unchanged, the Bank’s average rate on interest bearing deposits declined from 3.1% in 2008 to 2.2% in 2009, as longer term certificates of deposit matured and repriced at lower rates.

Management, as part of an overall program to emphasize the growth of transaction deposit accounts, continues to promote online banking and an online bill paying program, as well as enhance the telephone-banking product. In addition, continued effort is being placed on deposit promotions, direct-mail campaigns and cross-selling efforts.

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods in the following table.

	December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands of Dollars, Except Percentages)
Non-Interest Bearing Demand Deposit Accounts	$58,226		$62,075		$64,472
Interest-Bearing Demand Deposit Accounts	104,988	1.03%	89,926	1.35%	75,873	0.83%
Savings Deposits	48,319	0.70	47,409	0.98	47,721	1.06
Time Deposits	287,460	2.84	285,602	4.00	291,873	4.92

Total	$498,993	1.92%	$485,012	2.70%	$479,939	3.23%

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2009 are summarized as follows:

Maturities	Time Certificates of Deposit	Other Time Deposits	Total
3 Months or Less	$40,658,816	$0	$40,658,816
Over 3 Through 6 Months	39,946,845	0	39,946,845
Over 6 Through 12 Months	30,880,195	0	30,880,195
Over 12 Months	20,738,811	0	20,738,811

Total	$132,224,667	$0	$132,224,667

Other Borrowings

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, treasury, tax and loan deposits and Federal Home Loan Bank (“FHLB”) advances. This category continues to be utilized as an alternative source of funds. During 2009, the average other interest-bearing liabilities represented 17.0% of the average total interest-bearing liabilities, compared to 17.8% in 2008 and 16.5% in 2007. The advances from the FHLB are an alternative to funding sources with similar maturities such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Average treasury, tax and loan deposits decreased from $708,000 in 2008 to $452,000 in 2009. Securities sold under agreements to repurchase averaged $492,000 in 2008 and $294,000 in 2009. For additional information and discussion of these borrowings, refer to Notes 9 and 10, “Short-Term Borrowings” and “Long-Term Debt,” respectively, in the “Notes to Consolidated Financial Statements.”

The following table shows information for the last three years regarding the Bank’s short- and long-term borrowings consisting of treasury, tax and loan deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings from the FHLB.

	Short-Term Borrowings Maturity Less Than One Year	Long-Term Borrowings Maturity One Year or Greater
	(In Thousands of Dollars, Except Percentages)
Year-Ended December 31:
2009	$620	$85,000
2008	2,293	90,000
2007	11,212	77,518
Weighted Average Interest Rate at Year-End:
2009	0.37%	3.76%
2008	0.47	4.07
2007	4.39	4.55
Maximum Amount Outstanding at Any Month’s End:
2009	$1,504	$100,000
2008	11,015	97,509
2007	11,551	87,544
Average Amount Outstanding During the Year:
2009	$804	$89,671
2008	2,433	88,985
2007	4,040	77,148
Weighted Average Interest Rate During the Year:
2009	0.79%	4.03%
2008	3.02	4.19
2007	5.10	4.86

Shareholders’ Equity

United Security has always placed great emphasis on maintaining its strong capital base. At December 31, 2009, shareholders’ equity totaled $81.5 million, or 11.8% of total assets, compared to 11.8% and 12.1% for year-end 2008 and 2007, respectively. This level of equity indicates to United Security’s shareholders, customers and regulators that United Security is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

Over the last three years, shareholders’ equity declined from $91.6 million at the beginning of 2007 to $81.5 million at the end of 2009. This reduction is the result of several factors. First, internally retained earnings were dramatically impaired by the losses sustained by ALC due to loan irregularities in 2007. Despite the reduction in retained earnings, the Company continued its dividend program in 2009. Dividends of $3.6 million were paid in 2009. Shareholders’ equity also was impacted by the net change in unrealized gain on securities available-for-sale and derivatives, net of tax, which increased shareholders’ equity by $1.2 million in 2007, $1.6 million in 2008 and $1.8 million in 2009.

In connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, 572 shares were purchased in 2009, 4,155 shares were purchased in 2008 and 2,608 shares were purchased in 2007. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of United Security common stock. For more information related to this plan, see Note 13, “Long-Term Incentive Compensation Plan,” in the “Notes to Consolidated Financial Statements.”

United Security initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. In December 2007, 2008 and 2009, the Board of Directors extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2010. During 2008, 62,883 shares were repurchased under this program for $1.1 million, while 219,052 shares were repurchased in 2007 for $5.7 million. No shares were repurchased in 2009.

Total cash dividends declared were $3.6 million, or $0.60 per share, in 2009, compared to $1.08 per share in 2008 and $1.19 per share in 2007. The strong capital position has allowed the Company to continue its dividend program, although at reduced levels, despite reduced earnings over the last two years. The Company’s Board of Directors evaluates dividend payments based on our level of earnings and our desire to maintain a strong capital base.

United Security is required to comply with capital adequacy standards established by the Federal Reserve and the Federal Deposit Insurance Corporation. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to risk categories, each with a specified risk weight factor. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier 1 Capital (as defined below) to total assets, less goodwill (the “leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3% level.

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

Risk-Based Capital Requirements

	Minimum Regulatory Requirements	United Security’s Ratio at December 31, 2009
Total Capital to Risk-Adjusted Assets	8.00%	17.01%
Tier I Capital to Risk-Adjusted Assets	4.00%	15.74%
Tier I Leverage Ratio	3.00%	10.82%

The Bank exceeded the ratios required for well-capitalized banks, as defined by federal banking regulators, in addition to meeting the minimum regulatory ratios. To be categorized as well-capitalized, the Bank must maintain Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10%, 6% and 5%, respectively.

Ratio Analysis

The following table presents operating and equity performance ratios for each of the last three years.

	Year-Ended December 31,
	2009	2008	2007
Return on Average Assets	0.70%	0.80%	0.05%
Return on Average Equity	5.90%	6.83%	0.41%
Cash Dividend Payout Ratio	76.12%	121.70%	2,104.78%
Average Equity to Average Assets Ratio	11.80%	11.77%	12.96%

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments, maturities and sales relating to loans and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $190.4 million at December 31, 2009.

Investment securities forecasted to mature or reprice over the next twelve months totaled $10.7 million, or 5.48%, of the investment portfolio as of December 31, 2009. For comparison, principal payments on investment securities totaled $65.8 million in 2009.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of December 31, 2009, the bond portfolio had an expected average maturity of 3.5 years, and approximately 78.2% of the $196.0 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

The liability portion of the balance sheet provides liquidity through interest-bearing and non-interest-bearing deposit accounts. Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and short-term and long-term borrowings are additional sources of liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.

The Bank, at December 31, 2009, had long-term debt and short-term borrowings that, on average, represented 13.2% of total liabilities and equity, compared to 13.7% at year-end 2008.

Contingent liabilities in the form of standby letters of credit and commitments to extend credit totaling $62.6 million were outstanding at December 31, 2009. The Bank has sufficient liquidity to fund these liabilities if required. Refer to Note 18, “Guarantees, Commitments and Contingencies,” in the “Notes to Consolidated Financial Statements.”

The Bank currently has up to $123.2 million in additional borrowing capacity from the FHLB and $7.8 million in established federal funds lines.

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

The accompanying table shows the Bank’s interest rate sensitivity position at December 31, 2009, as measured by gap analysis. Over the next 12 months, approximately $118.7 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. This analysis indicates that the Bank has a negative gap within the next 12-month range.

Simple Gap analysis is no longer considered to be as accurate a tool for measuring interest rate risk as pro forma income simulation because it does not make an allowance for how much an item reprices as interest rates change, only that it is possible that the item could reprice. Accordingly, the Bank does not rely on Gap analysis but instead measures changes in net interest income and net interest margin through income simulation over +/-1%, 2% and 3% interest rate shocks. Our estimates have consistently shown that the Bank has very limited, if any, net interest margin and net interest income risk to rising interest rates.

Maturity and Repricing Report

	December 31, 2009
	(In Thousands of Dollars, Except Percentages)
	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Earning Assets:
Loans (Net of Unearned Income)	$102,519	$87,906	$190,425	$143,190	$78,893	$0	$412,508
Investment Securities	5,421	5,321	10,742	18,370	166,892	0	196,004
Federal Home Loan Bank Stock	5,700	0	5,700	0	0	0	5,700
Interest-Bearing Deposits in Other Banks	126	0	126	0	0	0	126

Total Earning Assets	$113,766	$93,227	$206,993	$161,560	$245,785	$0	$614,338
Percent of Total Earning Assets	18.5%	15.2%	33.7%	26.3%	40.0%	0.0%	100.0%
Interest-Bearing Liabilities:
Interest-Bearing Deposits and Liabilities
Demand Deposits	$23,150	$0	$23,150	$92,598	$0	$0	$115,748
Savings Deposits	9,722	0	9,722	38,888	0	0	48,610
Time Deposits	82,015	155,147	237,162	55,414	0	0	292,576
Borrowings	33,620	22,000	55,620	30,000	0	0	85,620
Non-Interest-Bearing Liabilities:
Demand Deposits	$0	$0	$0	$0	$0	56,119	56,119

Total Funding Sources	$148,507	$177,147	$325,654	$216,900	$0	$56,119	$598,673
Percent of Total Funding Sources	24.8%	29.6%	54.4%	36.2%	0.0%	9.4%	100.0%
Interest-Sensitivity Gap (Balance Sheet)	$(34,741)	$(83,920)	$(118,661)	$(55,340)	$245,785	$(56,119)	$15,665
Derivative Instruments	$0	$0	$0	$0	$0	$0	$0
Interest-Sensitivity Gap	$(34,741)	$(83,920)	$(118,661)	$(55,340)	$245,785	$(56,119)	$15,665
Cumulative Interest-Sensitivity Gap	$(34,741)	$(118,661)	N/A	$(174,001)	$71,784	$15,665	$31,330

	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years		Over 5 Years Non-Rate Sensitive	Total
Ratio of Earning Assets to Funding Sources and Derivative Instruments	0.77%	0.53%	0.64%	0.74%		4.38%	1.00%
Cumulative Ratio	0.77%	0.64%	N/A	0.68%		1.03%	1.03%

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, the Bank simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin. The tables below depict how, as of December 31, 2009, pre-tax net interest margins and pre-tax net income are forecast to change over time frames of six months, one year, two years and five years under the four listed interest rate scenarios. The interest rate scenarios are immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	6	4	2	7
+2%	9	3	0	8
-1%	-4	-1	0	-2
-2%	-5	-3	-5	-10

Change in Net Interest Income from Level Interest Rate Forecast (dollars, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$221,984	$242,104	$303,977	$2,279,929
+2%	$308,569	$204,241	$2,524	$2,632,121
-1%	$(128,046)	$(51,873)	$(6,672)	$(791,100)
-2%	$(157,683)	$(226,894)	$(734,888)	$(3,560,572)

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

Market Value of Equity and Estimated Modified Duration of Assets, Liabilities and Equity Capital:

	+1%	+2%	-1%	-2%
Asset Modified Duration	2.55%	2.43%	3.07%	3.04%
Liability Modified Duration	2.82%	2.60%	3.09%	3.28%
Modified Duration Mismatch	-0.30%	-0.19%	-0.04%	-0.27%
Estimated Change in Market Value of Equity (Pre-Tax)	$2,058,982	$2,665,119	$(270,712)	$(3,669,357)
Change in Market Value of Equity / Equity Capital (Pre-Tax)	2.57%	3.33%	-0.34%	-4.58%

Contractual Obligations

The Company has contractual obligations to make future payments on debt and lease agreements. Long-term debt is reflected on the Consolidated Statements of Condition, whereas operating lease obligations for office space and equipment are not recorded on the Consolidated Statements of Condition. The Company and its subsidiaries have not entered into any unconditional purchase obligations or other long-term obligations, other than as included in the following table. These types of obligations are more fully discussed in Note 10, “Long-Term Debt,” and Note 17, “Operating Leases,” of the “Notes to Consolidated Financial Statements.”

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the Consolidated Statements of Financial Condition. These commitments are more fully discussed in Note 18, “Guarantees, Commitments and Contingencies,” of the “Notes to Consolidated Financial Statements.”

The following table summarizes the Company’s contractual obligations as of December 31, 2009.

	Payment Due by Period
	(In Thousands of Dollars)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Time Deposits	$292,576	$237,162	$44,341	$11,073	$0
Long-Term Debt*	85,000	55,000	30,000	0	0
Commitments to Extend Credit	61,096	56,427	0	0	4,669
Operating Leases	1,318	366	486	354	112
Standby Letters of Credit	1,527	977	550	0	0

Total	$441,517	$349,932	$75,377	$11,427	$4,781

*	Long-term debt consists of FHLB advances totaling $85.0 million. $72.0 million are fixed-rate advances, and $13.0 million are convertible. Interest is included and calculated at the current rate for the entire period.

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are considered material, other than “Operating Leases,” included in Note 17, “Guarantees, Commitments and Contingencies,” included in Note 18, and “Derivative Financial Instruments,” included in Note 19 of the “Notes to Consolidated Financial Statements.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is contained in Item 7 herein under the headings “Liquidity and Interest Rate Sensitivity Management”; “Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation”; and “Assessing Long-Term Interest Rate Risk – Market Value of Equity and Estimating Modified Durations for Assets and Liabilities.”

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). United Security Bancshares, Inc.’s (the “Company”) internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Carr, Riggs & Ingram, LLC, an independent registered public accounting firm, as stated in their report herein – “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

United Security Bancshares, Inc.

We have audited the accompanying consolidated statements of condition of United Security Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010, expressed an unqualified opinion.

Carr, Riggs & Ingram, LLC

Enterprise, Alabama

March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Board of Directors

United Security Bancshares, Inc.

Thomasville, Alabama

We have audited the accompanying consolidated statement of condition of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancshares, Inc. and Subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

March 11, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders

United Security Bancshares, Inc.

We have audited the internal control over financial reporting of United Security Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows of the Company and our report dated March 15, 2010 expressed an unqualified opinion.

Carr, Riggs & Ingram, LLC

Enterprise, Alabama

March 15, 2010

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
CASH AND DUE FROM BANKS	$12,323,584	$13,246,264
INTEREST-BEARING DEPOSITS IN OTHER BANKS	125,779	125,791

Total cash and cash equivalents	12,449,363	13,372,055
FEDERAL FUNDS SOLD	4,545,000	1,105,000
INVESTMENT SECURITIES AVAILABLE-FOR-SALE, at fair market value	194,753,439	184,213,277
INVESTMENT SECURITIES HELD TO MATURITY	1,250,000	0
FEDERAL HOME LOAN BANK STOCK, at cost	5,700,400	5,236,100
LOANS, net of allowance for loan losses of $10,003,645 and $8,532,063, respectively	402,504,028	399,482,842
PREMISES AND EQUIPMENT, net of accumulated depreciation of $18,415,538 and $17,491,450, respectively	17,252,556	17,494,663
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	12,037,062	11,724,321
ACCRUED INTEREST RECEIVABLE	5,095,378	4,843,511
GOODWILL	4,097,773	4,097,773
INVESTMENT IN LIMITED PARTNERSHIPS	1,925,487	1,993,192
OTHER ASSETS	30,143,245	24,439,554

TOTAL ASSETS	$691,753,731	$668,002,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Demand, non-interest-bearing	$56,118,969	$56,845,807
Demand, interest-bearing	115,748,530	96,166,550
Savings	48,610,300	45,697,050
Time, $100,000 and over	132,224,667	120,090,255
Other time	160,350,976	166,317,171

Total deposits	513,053,442	485,116,833
ACCRUED INTEREST EXPENSE	2,476,950	3,402,457
OTHER LIABILITIES	9,139,703	8,525,473
SHORT-TERM BORROWINGS	619,697	2,293,474
LONG-TERM DEBT	85,000,000	90,000,000

TOTAL LIABILITIES	610,289,792	589,338,237

COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 10,000,000 shares authorized; 7,317,560 shares issued; 6,017,582 shares and 6,018,154 shares outstanding for 2009 and 2008, respectively	73,175	73,175
Surplus	9,233,279	9,233,279
Accumulated other comprehensive income, net of tax	4,315,315	2,476,211
Retained earnings	88,969,596	87,998,299
Treasury stock, 1,299,978 and 1,299,406 shares at cost for 2009 and 2008, respectively	(21,127,426)	(21,116,913)

TOTAL SHAREHOLDERS’ EQUITY	81,463,939	78,664,051

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$691,753,731	$668,002,288

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
INTEREST INCOME:
Interest and fees on loans	$38,794,854	$43,281,449	$52,317,215
Interest on investment securities available-for-sale:
Taxable	7,912,544	7,700,905	5,701,346
Tax-exempt	700,155	595,293	731,870
Other interest and dividends	66,104	538,494	1,232,343

Total interest income	47,473,657	52,116,141	59,982,774
INTEREST EXPENSE:
Interest on deposits	9,581,042	13,107,280	15,497,470
Interest on short-term borrowings	6,372	73,367	206,059
Interest on long-term debt	3,612,246	3,731,843	3,760,576

Total interest expense	13,199,660	16,912,490	19,464,105

NET INTEREST INCOME	34,273,997	35,203,651	40,518,669
PROVISION FOR LOAN LOSSES	9,100,925	8,900,588	21,152,274

Net interest income after provision for loan losses	25,173,072	26,303,063	19,366,395
NON-INTEREST INCOME:
Service and other charges on deposit accounts	2,870,510	3,285,419	3,279,592
Credit life insurance income	996,715	1,020,412	700,587
Investment securities gains (losses), net	54,076	18,703	(107,156)
Other income	3,873,472	2,138,660	1,693,326

Total non-interest income	7,794,773	6,463,194	5,566,349
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,593,923	12,976,106	13,508,112
Occupancy expense	1,901,063	1,837,522	1,943,001
Furniture and equipment expense	1,274,231	1,404,923	1,396,461
Other expense	9,882,487	9,054,843	8,956,375

Total non-interest expense	26,651,704	25,273,394	25,803,949

INCOME (LOSS) BEFORE INCOME TAXES	6,316,141	7,492,863	(871,205)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	1,561,911	2,123,352	(1,219,829)

NET INCOME	$4,754,230	$5,369,511	$348,624

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,017,740	6,039,309	6,174,473

BASIC AND DILUTED NET INCOME PER SHARE	$0.79	$0.89	$0.06

DIVIDENDS PER SHARE	$0.60	$1.08	$1.19

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Shareholders’ Equity
BALANCE, December 31, 2006	$73,175	$9,233,279	$(274,910)	$96,712,701	$(14,148,696)	$91,595,549
Net income	0	0	0	348,624	0	348,624
Other comprehensive income	0	0	1,150,167	0	0	1,150,167
Dividends paid	0	0	0	(7,337,794)	0	(7,337,794)
Purchase of treasury stock	0	0	0	0	(5,812,364)	(5,812,364)
Noncontrolling interest	0	0	0	(375,576)	0	(375,576)

BALANCE, December 31, 2007	73,175	9,233,279	875,257	89,347,955	(19,961,060)	79,568,606
Net income	0	0	0	5,369,511	0	5,369,511
Other comprehensive income	0	0	1,600,954	0	0	1,600,954
Dividends paid	0	0	0	(6,534,710)	0	(6,534,710)
Purchase of treasury stock	0	0	0	0	(1,155,853)	(1,155,853)
Noncontrolling interest	0	0	0	(184,457)	0	(184,457)

BALANCE, December 31, 2008	73,175	9,233,279	2,476,211	87,998,299	(21,116,913)	78,664,051
Net income	0	0	0	4,754,230	0	4,754,230
Other comprehensive income	0	0	1,839,104	0	0	1,839,104
Dividends paid	0	0	0	(3,619,075)	0	(3,619,075)
Purchase of treasury stock	0	0	0	0	(10,513)	(10,513)
Noncontrolling interest	0	0	0	(163,858)	0	(163,858)

BALANCE, December 31, 2009	$73,175	$9,233,279	$4,315,315	$88,969,596	$(21,127,426)	$81,463,939

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
Net Income	$4,754,230	$5,369,511	$348,624

Other comprehensive income:
Reclassification adjustment for net gains realized on derivatives in net income, net of taxes of $0, $4,654 and $76,240, respectively	0	(7,757)	(127,065)
Change in unrealized holding gains on available-for-sale securities arising during period, net of tax of $1,122,681, $972,240 and $726,156, respectively	1,871,136	1,620,400	1,210,260
Reclassification adjustment for net (gains) losses realized on available-for-sale securities realized in net income, net of (tax) benefits of ($19,219), ($7,014) and $40,184, respectively	(32,032)	(11,689)	66,972

Other comprehensive income	1,839,104	1,600,954	1,150,167

Comprehensive income	$6,593,334	$6,970,465	$1,498,791

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,754,230	$5,369,511	$348,624
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	874,241	950,092	953,871
Provision for loan losses	9,100,925	8,900,588	21,152,274
Deferred income tax expense (benefit)	(524,748)	104,213	(527,584)
Net change in trading assets	2,825	0	0
(Gain) loss on sale of securities, net	(54,076)	(18,703)	107,156
(Gain) loss on sale of fixed assets, net	0	(13,750)	5,765
Amortization (accretion) of premium and discounts, net	98,662	(220,131)	(161,769)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(251,867)	1,297,902	(45,875)
(Increase) decrease in other assets	(9,534,062)	(8,091,414)	510,698
(Decrease) increase in accrued interest expense	(925,507)	(533,364)	766,078
Decrease in other liabilities	(489,233)	(582,517)	(4,312,214)

Net cash provided by operating activities	3,051,390	7,162,427	18,797,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(81,238,605)	(99,248,163)	(65,430,694)
Purchase of investment securities held-to-maturity	(1,250,000)	0	0
Purchase of Federal Home Loan Bank stock	(464,500)	(477,900)	(898,800)
Proceeds from sales of investment securities available-for-sale	4,103,855	13,136,711	5,188,759
Proceeds from maturities and prepayments of securities available-for-sale	69,489,743	49,242,370	37,572,019
Purchase of cash surrender value life insurance	101,300	(350,000)	0
Proceeds from redemption of Federal Home Loan Bank stock	200	337,500	983,000
Proceeds from the sale of other real estate	3,885,504	2,658,355	832,246
Net change in loan portfolio	(12,122,111)	19,204,424	(19,139,296)
Net (increase) decrease in federal funds sold	(3,440,000)	(1,105,000)	25,000
Purchase of premises and equipment, net	(672,711)	(299,092)	(475,994)

Net cash used in investing activities	(21,607,325)	(16,900,795)	(41,343,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	27,936,609	6,562,626	28,491,751
Net (decrease) increase in short-term borrowings	(1,673,777)	(8,918,475)	9,454,961
Proceeds from FHLB advances and other borrowings	10,000,000	20,000,000	67,000,000
Repayment of FHLB advances and other borrowings	(15,000,000)	(7,517,544)	(77,035,088)
Dividends paid	(3,619,075)	(6,534,710)	(7,337,794)
Purchase of treasury stock	(10,513)	(1,155,853)	(5,812,364)

Net cash provided by financing activities	17,633,244	2,436,044	14,761,466

NET DECREASE IN CASH AND CASH EQUIVALENTS	(922,691)	(7,302,324)	(7,785,270)
CASH AND CASH EQUIVALENTS, beginning of year	13,372,055	20,674,379	28,459,649

CASH AND CASH EQUIVALENTS, end of year	$12,449,364	$13,372,055	$20,674,379

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

1.	DESCRIPTION OF BUSINESS

United Security Bancshares, Inc. (the “Company” or “USB”) and its wholly-owned subsidiary, First United Security Bank (the “Bank” or “FUSB”), provide commercial banking services to customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“Acceptance” or “ALC”), an Alabama corporation. Acceptance is a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. Acceptance has offices located within certain communities served by the Bank, as well as offices outside the Bank’s market area in Alabama and Southeast Mississippi. The Bank also owns all of the stock of FUSB Reinsurance, Inc. (“Reinsurance”), an Arizona corporation. Reinsurance is an insurance company that was created to underwrite credit life and accidental death insurance related to loans written by the Bank and ALC. The Bank also invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company considers a voting interest entity to be a subsidiary and consolidates the entity if the Company has a controlling financial interest in the entity. Variable Interest Entities (“VIEs”) are consolidated if the majority of the expected losses or returns would be absorbed by the Company. Unconsolidated investments in VIEs in which the Company has significant influence over operating and financing decisions are accounted for using the equity method. See Note 7, “Investment in Limited Partnerships,” for further discussion of VIEs.

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way that companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content. The FASB uses Accounting Standards Updates (“ASUs”) to amend the ASC. The Company may refer to ASUs throughout our interim and annual reports where deemed relevant and make general reference to pre-codification standards (e.g., GAAP standards for acquisitions).

Use of Estimates

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with GAAP and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of condition and revenues and expenses for the period. Actual results could differ from those estimates.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, deferred taxes and liabilities for supplemental compensation benefits. In connection with the determination of the allowances for loan losses and real estate owned, in some cases, management obtains independent appraisals for significant properties, evaluates the overall portfolio characteristics and delinquencies and monitors economic conditions.

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

The Company is required to maintain clearing balances at the Federal Reserve Bank. The average amount of this clearing balance was $25,000 for December 31, 2008 and 2009.

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Cash paid during the period for:
Interest	$14,125,167	$17,445,855	$18,698,027
Income taxes	2,656,899	754,665	3,999,642
Non-Cash Transactions:
Other Real Estate Acquired in Settlement of Loans	7,792,673	10,118,121	12,106,416

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

Other liabilities include reserves for incurred but unpaid credit insurance claims for policies assumed under the quota share reinsurance agreement. These insurance liabilities are established based on acceptable actuarial methods. Such liabilities are necessarily based on estimates, and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings currently.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Investment Securities

Securities may be held in three portfolios: trading account securities, held-to-maturity securities and securities available-for-sale. Trading account securities are carried at market value, with unrealized gains and losses included in earnings. The Company held no securities in its trading account at December 31, 2009 or 2008. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at market value, with any unrealized gains or losses excluded from earnings and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. When the fair value of a security falls below carrying value, an evaluation must be made to determine if the unrealized loss is a temporary or other-than-temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down by a charge to earnings to the extent that the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. The Company uses a systematic methodology to evaluate potential impairment of its investments that considers, among other things, the magnitude and duration of the decline in fair value, the financial health of and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

Interest earned on investment securities available-for-sale is included in interest income. Amortization of premiums and discounts on investment securities is determined by the interest method and included in interest income. Gains and losses on the sale of investment securities available-for-sale, computed principally on the specific identification method, are shown separately in non-interest income.

Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company has used derivative instruments, which can include interest rate swaps, caps and floors. ASC 815, Derivatives and Hedging, requires all derivative instruments to be carried at fair value on the statement of condition. ASC 815 provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under ASC 815.

The Company designates the derivative on the date on which the derivative contract is entered into as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value hedge”) or (2) a hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow hedge”). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. The effective portion of the changes in the fair value of a derivative that is as highly effective as and that is designated and qualifies as a cash-flow hedge is recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). The remaining gain or loss on the derivative, if any, in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in earnings.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges or cash-flow hedges to specific assets and liabilities on the statement of condition or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis (if the hedge does not qualify for short-cut accounting), whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below. The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) the derivative is redesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, hedge accounting is discontinued prospectively, and the derivative will continue to be carried on the statement of condition at its fair value with all changes in fair value being recorded in earnings, but with no offsetting amount being recorded on the hedged item or in other comprehensive income for cash-flow hedges.

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

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. The policy for interest recognition on impaired loans that are deemed nonaccrual is consistent with the nonaccrual interest recognition policy. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Allowance for Loan Losses

The allowance for loan losses is determined based on various components for individually impaired loans and for homogeneous pools of loans. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance for loan losses is maintained at a level, that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, and changes in its risk profile, credit concentrations, historical trends and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings during periods in which they become known.

Long-Lived Assets

Goodwill and core deposit intangibles are included in other assets. The Company adopted ASC 350, Goodwill and Other Intangible Assets, which addresses how intangible assets that are acquired individually or with a group of assets should be accounted for in financial statements upon their acquisition. The literature also requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives but instead test annually for impairment. The Company had, upon adoption of this statement, $4.1 million in unamortized goodwill and, in accordance with this statement, performed a transition impairment test and an annual impairment analysis and concluded that no impairment charge was needed.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty years.

Other Real Estate

Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value, less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Other real estate aggregated amounted to $21,438,828, $18,130,956 and $11,155,992 at December 31, 2009, 2008 and 2007, respectively, and is included in other assets. Transfers from loans to other real estate amounted to $7,792,673 in 2009 and $10,118,121 in 2008. Transfers from other real estate to loans amounted to $442,468 in 2009 and $548,236 in 2008. Other real estate sold in 2009 amounted to $3,885,504 and $2,658,355 in 2008.

Income Taxes

The Company accounts for income taxes on the accrual basis through the use of the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company changed its method of accounting for uncertainty in income taxes as required by ASC 740 effective January 1, 2007. In accordance with ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements.

Treasury Stock

Treasury stock purchases and sales are accounted for using the cost method.

Advertising Costs

Advertising costs for promoting the Company are expensed as incurred.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average shares outstanding during the period. Diluted net income per share is computed based on the weighted average shares outstanding during the period plus the dilutive effect of outstanding stock options. There were no outstanding options as of December 31, 2009, 2008 or 2007.

The following table represents the net income per share calculations for the years ended December 31, 2009, 2008 and 2007.

For the Years Ended:	Net Income	Weighted Average Shares Outstanding	Net Income Per Share

December 31, 2009	$4,754,230	6,017,740	$0.79

December 31, 2008	$5,369,511	6,039,309	$0.89

December 31, 2007	$348,624	6,174,473	$0.06

Fair Value Measurements

On January 1, 2008, the Company adopted ASC Topic 820 Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing GAAP; accordingly, ASC Topic 820 does not require any new fair value measurements of reported balances. On February 12, 2008, the FASB deferred the effective date of ASC Topic 820 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of ASC Topic 820 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $183,409 in equity securities that are considered to be Level 1 securities.

Assets Measured at Fair Value on a Nonrecurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $12,882,218 as of December 31, 2009. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Non-Financial Assets and Non-Financial Liabilities

Application of ASC Topic 820 to non-financial assets and non-financial liabilities became effective January 1, 2009. The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

During 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $4,303,164 (utilizing Level 3 valuation inputs) during 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for possible loan losses totaling approximately $2,457,720. There were no foreclosed assets remeasured at fair value subsequent to initial recognition during 2009.

Recent Accounting Pronouncements

ASC Topic 820 Fair Value Measurements and Disclosures – Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the financial statements.

Further new authoritative accounting guidance related to ASC Topic 820, (ASU 2009-5), provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The foregoing new authoritative accounting guidance under ASC Topic 820 became effective for periods ending after October 1, 2009 and did not have a significant impact on the Company’s financial statements.

ASC Topic 825 Financial Instrument permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions, (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. The forgoing provisions of ASC Topic 825 became effective for the Company on January 1, 2008 (see Note 20, “Fair Value of Financial Instruments”). This statement was effective as of January 1, 2008; however, it had no impact on the consolidated financial statements of the Company because it did not elect the fair value option for any financial instrument not presently being accounted for at fair value.

ASC Topic 715-60 Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer, and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date was for fiscal years beginning after December 15, 2007.

Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment was issued by the SEC in December 2007. SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience is not sufficient to provide a reasonable basis. The SAB describes disclosures that should be provided if a company is using the simplified method for all or a portion of its stock option grants beyond December 31, 2007. The provisions of this bulletin were effective on January 1, 2008. The Company continues to use the simplified method allowed by SAB 110 for determining the expected term component for share options granted during 2008.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

ASC Topic 2010-09 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted ASC Topic 2010-09 during the period ended June 30, 2009. The adoption of ASC Topic 2010-09 did not impact the Company’s financial statements. The Company has evaluated all events or transactions that occurred after December 31, 2009, through the date on which the Company issued these financial statements (see Note 21, “Subsequent Events”).

ASC Topic 815 Derivatives and Hedging amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815 and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. ASC Topic 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

ASC Topic 320 Investments – Debt and Equity (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert that it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent that the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. There was no impact from the adoption of this new guidance.

Accounting Standards Not Yet Adopted

ASC Topic 860 Transfers and Servicing amended previous guidance on accounting for transfers of financial assets. The amended guidance eliminates the concept of qualifying special-purpose entities and requires that these entities be evaluated for consolidation under applicable accounting guidance, and it also removes the exception that permitted sale accounting for certain mortgage securitizations when control over the transferred assets had not been surrendered. Based on this new standard, many types of transferred financial assets that would previously have been derecognized will now remain on the transferor’s financial statements. The guidance also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with those assets and related risk exposure. The new guidance is effective for the Company beginning in 2010. Adoption of this new guidance is not expected to have a significant impact on the Company’s financial condition or results of operations, given the Company’s current involvement in financial asset transfer activities.

ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities was issued in June 2009 and amended guidance on accounting for variable interest entities (“VIEs”). This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE. The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also has the obligation to absorb losses or rights to receive benefits from the VIE. It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise’s involvement with variable interest entities. The new guidance is effective for the Company in 2010. Management does not expect the new guidance to have a material effect, if any, on the Company’s financial position or results of operations.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at December 31, 2009 and 2008 are as follows:

	Available-for-Sale
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$159,739,588	$6,342,459	$(168,440)	$165,913,607
Obligations of states, counties and political subdivisions	20,918,687	721,963	(5,537)	21,635,113
Obligations of U.S. government sponsored agencies	6,978,380	0	(37,395)	6,940,985
Equity securities	132,120	51,289	0	183,409
U.S. treasury securities	80,161	164	0	80,325

Total	$187,848,936	$7,115,875	$(211,372)	$194,753,439

	Held-to-Maturity
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties and political subdivisions	$1,250,000	$252	$(2,498)	$1,247,754

	Available-for-Sale
	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$166,711,606	$4,111,189	$(340,112)	$170,482,683
Obligations of states, counties and political subdivisions	11,281,326	153,255	(62,699)	11,371,882
Obligations of U.S. government sponsored agencies	2,004,486	10,717	0	2,015,203
U.S. treasury securities	121,801	1,184	0	122,985
Equity securities	132,120	88,403	0	220,523
Preferred Stock	1	0	0	1

Total	$180,251,340	$4,364,748	$(402,811)	$184,213,277

The scheduled maturities of investment securities available-for-sale and held-to-maturity at December 31, 2009 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within one year	$664,816	$668,853	$40,000	$40,045
Maturing after one to five years	15,148,315	15,736,691	175,000	175,101
Maturing after five to fifteen years	112,265,465	117,112,266	605,000	602,564
Maturing after fifteen years	59,638,220	61,052,220	430,000	430,044
Equity securities and Preferred Stock	132,120	183,409	0	0

Total	$187,848,936	$194,753,439	$1,250,000	$1,247,754

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

	Available-for-Sale
	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties and political subdivisions	$1,616,725	$(3,364)	$282,526	$(2,173)
U.S. treasury securities and obligations of U.S. government sponsored agencies	6,940,986	(37,395)	0	0
Mortgage-backed securities	10,964,781	(109,004)	860,576	(59,436)

Total	$19,522,492	$(149,763)	$1,143,102	$(61,609)

	Held-to-Maturity
	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties and political subdivisions	$302,502	$(2,498)	$0	$0

	Available-for-Sale
	December 31, 2008
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties and political subdivisions	$1,437,506	$(62,699)	$0	$0
Mortgage-backed securities	10,303,264	(101,248)	6,829,899	(238,864)

Total	$11,740,770	$(163,947)	$6,829,899	$(238,864)

As of December 31, 2009, seven debt securities had been in a loss position for more than twelve months, and seventeen debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $116.9 million and $121.4 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Net gains realized on securities available-for-sale were $54,076 for 2009 and $18,703 for 2008, compared to losses of $107,156 in 2007. On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (“FHFA”) announced that FHFA was placing Fannie Mae and Freddie Mac under conservatorship. At December 31, 2008, the Company held in its available-for-sale investment portfolio preferred securities issued by Freddie Mac with a cost basis of $600,000. After the conservatorship, these securities currently trade at five to seven percent of par value. The Company does not hold any common stock or other equity securities issued by Fannie Mae or Freddie Mac. In light of the significant decline in the market value of these securities due to the takeover of Fannie Mae and Freddie Mac, and as it is unclear at this time if the value of the securities will improve, the Company recognized a $467,999 ($239,999, net of tax), non-cash other-than-temporary impairment charge on these investments during 2008. The following chart represents the gross gains and losses for the years 2007 through 2009.

	Gross Gains	Gross Losses	Net Gains (Losses)
2009	$54,076	$0	$54,076
2008	486,702	467,999	18,703
2007	3,349	110,505	(107,156)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2009 and 2008 the composition of the loan portfolio was as follows:

	2009	2008
Real estate mortgage	$311,053,728	$299,740,263
Consumer installment	64,107,032	70,788,816
Commercial, financial and agricultural	42,216,218	43,870,464
Less:
Unearned interest, commissions and fees	4,869,305	6,384,638

Total loans net of unearned interest, commissions and fees	412,507,673	408,014,905
Allowance for loan losses	10,003,645	8,532,063

Total	$402,504,028	$399,482,842

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 75.4% of the portfolio is concentrated in loans secured by real estate.

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and the Bank, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility, nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 2009 and 2008 were $3,379,499 and $1,085,333, respectively. During the year ended December 31, 2009, new loans to these parties totaled $2,881,362, and repayments were $587,196.

A summary of the transactions in the allowance for loan losses follows:

	2009	2008	2007
Balance at beginning of year	$8,532,063	$8,535,230	$7,664,432
Provision for loan losses	9,100,925	8,900,588	21,152,274
Loans charged-off	(8,741,541)	(10,656,187)	(21,634,211)
Recoveries of loans previously charged-off	1,112,198	1,752,432	1,352,735

Balance at end of year	$10,003,645	$8,532,063	$8,535,230

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Impaired loans totaled $35,384,734, $24,439,743 and $15,720,232 as of December 31, 2009, 2008 and 2007, respectively. There was approximately $2,612,579, $1,634,182 and $1,624,648 in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2009, 2008 and 2007, respectively. Impaired loans totaling $19,889,937, $11,998,391 and $7,018,809 for 2009, 2008 and 2007, respectively, have no measurable impairment, and no allowance to loan losses is specifically allocated to these loans. The average recorded investment in impaired loans for 2009, 2008 and 2007 was approximately $23,114,182, $16,802,529 and $8,809,856, respectively. Income recognized on impaired loans in 2009 amounted to $1,365,988.

Loans on which the accrual of interest has been discontinued amounted to $14,196,863, $10,257,787 and $5,252,597 at December 31, 2009, 2008 and 2007, respectively. If interest on those loans had been accrued, such income would have approximated $706,734, $689,616 and $501,003 for 2009, 2008 and 2007, respectively. Interest income actually recorded on those loans amounted to $232,244, $301,827 and $169,941 for 2009, 2008 and 2007, respectively. Accruing loans past due 90 days or more amounted to $6,693,475, $9,322,990 and $5,239,547 for 2009, 2008 and 2007, respectively.

5.	PREMISES AND EQUIPMENT

Premises and equipment and their depreciable lives are summarized as follows:

	2009	2008
Land	$2,594,586	$2,470,686
Premises (40 years)	21,292,813	20,959,546
Furniture, fixtures, and equipment (3-7 years)	11,780,695	11,555,881

Total	35,668,094	34,986,113
Less accumulated depreciation	18,415,538	17,491,450

Total	$17,252,556	$17,494,663

Depreciation expense of $874,241, $950,092 and $953,871 was recorded in 2009, 2008 and 2007, respectively, on premises and equipment.

6.	GOODWILL AND INTANGIBLE ASSETS

The Company had goodwill assets of $4,097,773 as of December 31, 2009 and 2008. Management conducted its annual impairment testing June 30, 2009 and determined that there was no impairment.

7.	INVESTMENT IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures meet the definition of a variable interest entity under ASC Topic 810 Consolidation of Variable Interest Entities. The Company consolidates one of the funds in which it is the sole limited partner and one of the affordable housing projects in which the fund invests. The resulting financial impact to the Company of the consolidation of these two entities was a net increase to total assets of approximately $3.1 million as of December 31, 2009. This included $7.6 million in premises and equipment, less a loan totaling $5.2 million. This loan payable by the partnership to the Company was eliminated as a result of this consolidation. Unconsolidated investments in these partnerships are accounted for under the cost method as allowed under ASC Topic 325 Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $1.9 million recorded investment.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships. Management has no knowledge of intervening events since the date of the partnerships’ financial statements that would have had a material effect on the financial position or results of operations.

The Bank had no remaining cash commitments to these partnerships at December 31, 2009.

8.	DEPOSITS

At December 31, 2009, the scheduled maturities of the Bank’s time deposits were as follows:

2010	$237,160,803
2011	29,912,101
2012	14,429,528
2013	6,210,303
2014 and Thereafter	4,862,907

Total	$292,575,642

At December 31, 2009 and 2008, the Company had brokered certificates of deposit totaling $42,353,917 and $26,188,197, respectively.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, thirty-day Federal Home Loan Bank (“FHLB”) advances, treasury tax and loan deposits and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. None were outstanding at year-end 2009 or 2008. Treasury tax and loan deposits totaled $506,170 and $1,752,888 at year-end 2009 and 2008, respectively. These deposits are withdrawable on demand.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2009 and 2008 were $113,527 and $540,585, respectively.

At December 31, 2009, the Bank had $7.8 million in available federal fund lines from correspondent banks.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At December 31, 2009 and 2008, investment securities and mortgage loans amounting to $89,327,110 and $96,603,644, respectively, were pledged to secure these borrowings.

The following summarizes information concerning FHLB advances and other borrowings:

	2009	2008	2007
Balance at year-end	$85,000,000	$90,000,000	$77,517,544
Average balance during the year	89,671,233	88,984,757	77,147,801
Maximum month-end balance during the year	100,000,000	97,508,772	87,543,860
Average rate paid during the year	4.03%	4.19%	4.86%
Weighted average remaining maturity	1.32 years	1.91 years	2.84 years

Interest rates on FHLB advances ranged from 1.99% to 5.07% and from 2.71% to 5.07% at December 31, 2009 and 2008, respectively.

Scheduled maturities of FHLB advances are approximately $55.0 million for 2010. In 2011 there are no scheduled maturities. In 2012, there are $30.0 million in scheduled maturities. In 2013 and thereafter, there are no scheduled maturities.

At December 31, 2009, the Bank had $123.2 million in available credit from the FHLB.

11.	INCOME TAXES

ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of December 31, 2009, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2009. As of December 31, 2009, the Company had accrued no interest and no penalties related to uncertain tax positions.

The Company files a consolidated income tax return with the Federal government and the State of Alabama. ALC files an income tax return with the State of Mississippi on the Mississippi branches. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2009 and the states for the years ended December 31, 2006 through 2009.

The consolidated provisions for (benefits from) income taxes for the years ended December 31 were as follows:

	2009	2008	2007
Federal
Current	$1,852,167	$1,738,137	$(540,794)
Deferred	(433,548)	77,242	(441,392)

	1,418,619	1,815,379	(982,186)
State
Current	231,938	281,002	(151,451)
Deferred	(88,646)	26,971	(86,192)

	143,292	307,973	(237,643)

Total	$1,561,911	$2,123,352	$(1,219,829)

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 34.0%.

	2009	2008	2007
Income tax expense at federal statutory rate	$2,147,488	$2,622,502	$(304,671)
Increase (decrease) resulting from:
Tax-exempt interest	(368,032)	(357,488)	(354,936)
State income tax expense, net of federal income tax benefit	94,573	203,262	(195,346)
Low income housing tax credits	(165,000)	(187,000)	(280,499)
Other	(147,118)	(157,924)	(84,377)

Total	$1,561,911	$2,123,352	$(1,219,829)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$3,801,384	$3,242,183
Accrued vacation	48,922	51,859
Deferred compensation	1,248,065	1,162,494
Deferred commission and fees	420,931	407,713
Realized loss on other-than-temporary impairment	0	228,000
Other	347,827	112,987

Total gross deferred tax assets	5,867,129	5,205,236
Deferred tax liabilities:
Premises and equipment	309,435	374,677
Limited partnerships	250,506	185,401
Goodwill amortization	897,134	784,992
Gain (Loss) on sale of investments	11,525	12,841
Unrealized gain on securities available-for-sale	2,589,189	1,485,726
Other	193,325	166,869

Total gross deferred tax liabilities	4,251,114	3,010,506

Net deferred tax asset	$1,616,015	$2,194,730

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2009. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the future periods are reduced.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

12.	EMPLOYEE BENEFIT PLANS

The Company sponsors an employee stock ownership plan, the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions). This plan covers substantially all employees and allows employees to contribute up to 15% of their compensation on a before-tax basis. The Company makes safe harbor contributions on behalf of all participants equal to the sum of 100% of an employee’s elective deferrals that do not exceed 3% of compensation, plus 50% of the employee’s elective deferrals that exceed 3% but that do not exceed 5% of compensation. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $413,275, $419,702 and $438,069 in 2009, 2008 and 2007, respectively. The Company also made a discretionary contribution in the amount of 2% of an employee’s compensation in 2008. The plan held 265,629, 285,969 and 267,981 shares of Company stock at December 31, 2009, 2008 and 2007, respectively. These shares are included in the earnings per share calculations because they are all allocated to the participants.

13.	LONG-TERM INCENTIVE COMPENSATION PLAN

The Bank has entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers totaled $2,819,962 and $2,561,287 as of December 31, 2009 and 2008, respectively. These amounts are included in other liabilities.

Under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, participants may elect to defer all or a portion of their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or to receive the adjusted value of the deferred amounts as if the deferred amounts were invested in shares of Company stock. In the event that a participant elects to defer amounts as if the deferred amounts were invested in Company stock, the participant does not have any rights as a shareholder of the common stock deferred under the plan until the termination date on which the participant’s account is distributed in accordance with terms of the plan.

Neither the Company nor the Bank makes any contribution to participants’ accounts under the plan.

While not required by the plan, the Company established a grantor trust (Rabbi Trust) as an instrument to fund the stock portion of the plan. At December 31, 2009 and 2008, the grantor trust held 14,210 and 13,638 shares, respectively, of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation included in other liabilities was $397,111 and $324,608 as of December 31, 2009 and 2008, respectively.

14.	SHAREHOLDERS’ EQUITY

Dividends paid by the Company are primarily from dividends received from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Due to reduced earnings as a result of losses suffered at ALC in 2007, and dividends paid to fund the stock repurchase program over the last several years, approval from the State Banking Department was required to pay dividends in 2008. This approval was granted January 28, 2008 and covers 2009 and subsequent years.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items. The Company’s regulators also have imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital to average total assets (as defined in the regulations). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of December 31, 2009 and 2008, the Company met all capital adequacy requirements imposed by its regulators.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s categorization. The Bank was categorized as “well-capitalized” as of December 31, 2008, as well.

Actual capital amounts as well as required and well capitalized total risk-based, Tier I risk-based and Tier I leverage ratios as of December 31, 2009 and 2008, for the Company and the Bank were as follows:

	2009
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$78,927	17.01%	$37,130	8.00%	N/A	N/A
First United Security Bank	78,829	16.99%	37,120	8.00%	$46,400	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	73,051	15.74%	18,565	4.00%	N/A	N/A
First United Security Bank	72,977	15.73%	18,560	4.00%	27,840	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	73,051	10.82%	20,259	3.00%	N/A	N/A
First United Security Bank	72,977	10.81%	20,245	3.00%	33,741	5.00%

	2008
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$78,916	17.49%	$36,107	8.00%	N/A	N/A
First United Security Bank	78,864	17.48%	36,096	8.00%	$45,120	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	73,199	16.22%	18,053	4.00%	N/A	N/A
First United Security Bank	73,188	16.22%	18,048	4.00%	27,072	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	73,199	10.90%	20,145	3.00%	N/A	N/A
First United Security Bank	73,188	10.91%	20,132	3.00%	33,553	5.00%

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

15.	SEGMENT REPORTING

Under ASC Topic 280 Segment Reporting, certain information is disclosed for the three reportable operating segments of the Company: FUSB, ALC and all other. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the three reportable segments of the Company are included in the following table:

	2009
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$35,278	$19,013	$68	$(6,885)	$47,474
Total interest expense	13,255	6,781	49	(6,885)	13,200

Net interest income	22,023	12,232	19	0	34,274
Provision for loan losses	4,761	4,340	0	0	9,101

Net interest income after provision	17,262	7,892	19	0	25,173
Total non-interest income	4,597	3,406	1,111	(1,319)	7,795
Total non-interest expense	18,458	8,444	1,171	(1,421)	26,652

Income (loss) before income taxes	3,401	2,854	(41)	102	6,316
Provision for income taxes	500	1,046	16	0	1,562

Net income (loss)	$2,901	$1,808	$(57)	$102	$4,754

Other significant items:
Total assets	$685,895	$96,837	$96,256	$(187,234)	$691,754
Total investment securities	194,500	0	253	0	194,753
Total loans, net	410,102	86,424	0	(94,022)	402,504
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	1,491	63	82,012	(83,489)	77
Fixed asset addition	487	186	0	0	673
Depreciation and amortization expense	661	189	24	0	874
Total interest income from external customers	28,447	19,013	14	0	47,474
Total interest income from affiliates	6,830	0	55	(6,885)	0

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2008
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$39,597	$20,031	$90	$(7,602)	$52,116
Total interest expense	16,975	7,478	61	(7,602)	16,912

Net interest income	22,622	12,553	29	0	35,204
Provision for loan losses	3,587	5,314	0	0	8,901

Net interest income after provision	19,035	7,239	29	0	26,303
Total non-interest income	4,896	658	1,311	(402)	6,463
Total non-interest expense	16,513	7,695	1,636	(571)	25,273

Income (loss) before income taxes	7,418	202	(296)	169	7,493
Provision for income taxes	2,027	74	22	0	2,123

Net income (loss)	$5,391	$128	$(318)	$169	$5,370

Other significant items:
Total assets	$669,084	$105,225	$93,660	$(199,967)	$668,002
Total investment securities	183,880	0	333	0	184,213
Total loans, net	413,720	95,412	0	(109,649)	399,483
Goodwill	3,111	0	986	0	4,097
Investment in subsidiaries	9,808	63	79,079	(88,872)	78
Fixed asset addition	175	124	0	0	299
Depreciation and amortization expense	724	202	24	0	950
Total interest income from external customers	32,057	20,031	28	0	52,116
Total interest income from affiliates	7,539	0	62	(7,601)	0

	2007
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$44,875	$23,510	$86	$(8,488)	$59,983
Total interest expense	19,511	8,377	64	(8,488)	19,464

Net interest income	25,364	15,133	22	0	40,519
Provision for loan losses	982	20,170	0	0	21,152

Net interest income (expense) after provision	24,382	(5,037)	22	0	19,367
Total non-interest income	4,468	530	1,645	(1,077)	5,566
Total non-interest expense	16,083	8,997	1,236	(512)	25,804

Income (loss) before income taxes	12,767	(13,504)	431	(565)	(871)
Provision for (benefit from) income taxes	3,924	(5,166)	22	0	(1,220)

Net income (loss)	$8,843	$(8,338)	$409	$(565)	$349

Other significant items:
Total assets	$664,884	$116,251	$94,011	$(215,250)	$659,896
Total investment securities	144,146	0	385	0	144,531
Total loans, net	439,730	108,015	0	(120,157)	427,588
Goodwill	3,111	0	986	0	4,097
Investment in subsidiaries	1,751	63	79,703	(81,439)	78
Fixed asset addition	237	218	21	0	476
Depreciation and amortization expense	731	187	35	0	953
Total interest income from external customers	36,444	23,510	29	0	59,983
Total interest income from affiliates	8,431	0	57	(8,488)	0

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

16.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2009, 2008 and 2007 consisted of the following:

	2009	2008	2007
Legal, accounting and other professional fees	$1,910,330	$2,294,475	$2,303,623
Postage, stationery and supplies	886,285	926,261	876,364
Telephone/data communication	690,601	645,235	647,467
Write-down other real estate	636,758	104,418	798,526
FDIC insurance assessments	1,093,315	71,286	55,017
Other	4,665,198	5,013,168	4,275,378

Total	$9,882,487	$9,054,843	$8,956,375

17.	OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and also month-to-month rental agreements.

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2009:

Year ending December 31,
2010	$366,270
2011	273,470
2012	212,605
2013	193,655
2014	160,599
2015	111,627

Total rental expense under all operating leases was $532,249, $527,679 and $566,204 in 2009, 2008 and 2007, respectively.

18.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2009, 2008 and 2007, there were no credit losses associated with derivative contracts.

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

	December 31,
	2009	2008
	(Dollars in Thousands)
Standby Letters of Credit	$1,527	$1,952
Commitments to Extend Credit	$61,096	$54,330

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at December 31, 2009 was $1.5 million, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At December 31, 2009, there were no outstanding commitments to purchase and sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, has been named as a co-defendant. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts that Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants deny the allegations and intend to vigorously defend themselves in this action. The trial court denied the defendants’ motion to compel arbitration, and the defendants elected to appeal the trial court’s ruling with the Alabama Supreme Court. During the appeal, Malcomb Graves filed for bankruptcy, staying the lawsuit in its entirety. Mr. Graves was recently discharged from bankruptcy, and the appeal was returned to the Alabama Supreme Court’s active docket. The parties have fully briefed their positions on the trial court’s arbitration ruling with the Alabama Supreme Court and await its decision. The defendants have not yet responded to the complaint, and no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

On April 1, 2008, E. Mark Ezell, Mark Ezell Family, LLC, Nena M. Morris, Mark Ezell Investment & Property Management, LLC, Patricia W. Ezell, J.W. Ezell, Ranier W. Ezell, and Bradley H. Ezell, all shareholders of the Company (collectively, the “Shareholder Plaintiffs”), filed a lawsuit in the Circuit Court of Choctaw County, Alabama against the Company, ALC, Robert Steen, and Mauldin & Jenkins, LLC seeking an unspecified amount of compensatory and punitive damages. On October 31, 2008, the Shareholder Plaintiffs amended the complaint to add Terry Phillips, President and Chief Executive Officer of the Company, as a co-defendant. The complaint, as amended, seeks both direct and derivative relief and alleges that the defendants committed fraud and various other breaches relating to loans made by ALC, resulting in damage to both the Shareholder Plaintiffs and the Company. The Company and ALC deny the allegations focused on them and intend to vigorously defend themselves in this action. On January 16, 2009, the trial court granted in part a motion filed by the Company and ALC seeking to dismiss certain of the Shareholder Plaintiffs’ claims, including the derivative and fraud claims, and ordered the Shareholder Plaintiffs to re-plead their remaining claims. The trial court also granted a motion filed by the Company and ALC seeking to have the lawsuit transferred to the Circuit Court of Clarke County, which transfer occurred on January 19, 2009. Upon transfer, all circuit court judges in Clarke County recused themselves based on an existing practice that they not hear cases involving a party who is also an attorney practicing within Alabama’s First Judicial Circuit (one of the Shareholder Plaintiffs is an attorney practicing within the First Judicial Circuit). The Shareholder Plaintiffs have not yet amended their complaint as ordered, and, as such, no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position or results of operations.

As previously disclosed, the Bank was informed by letter dated September 30, 2008 that the U.S. Department of Justice (the “DOJ”) had authorized the filing of a complaint in the United States District Court for the Southern District of Alabama (the “Court”) against the Bank alleging certain violations of the Fair Housing Act and the Equal Credit Opportunity Act. The alleged violations related to lending practices affecting African-American borrowers. The matter initially arose in connection with the FDIC’s evaluation of the Bank under the Community Reinvestment Act (“CRA”), which resulted in a “Needs to Improve” CRA rating for the Bank. Although the Company and the Bank at all times asserted that the Bank’s lending practices complied with all applicable laws, the Bank cooperated fully and engaged in active discussions with the DOJ in an effort to resolve this matter. On September 30, 2009, the DOJ filed a civil complaint and an Agreed Order for Resolution (the “Consent Order”) with the Court, effectively resolving this matter. Pursuant to the Consent Order, the Bank agreed, among other things, to revise the standardization of its mortgage loan pricing policies, compensate certain borrowers, adopt marketing, consumer education and outreach initiatives to promote its products and services in African-American communities, open or acquire a branch in an African-American neighborhood in west central Alabama and provide subsidies totaling $500,000 to support new loans for homes and small businesses in these areas. The Consent Order was approved and entered by the Court on November 18, 2009.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Bank’s principal objective in holding derivative financial instruments is asset-liability management. The operations of the Bank are subject to a risk of interest rate fluctuations to the extent that there is a difference between the amount of the Bank’s interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The principal objective of the Bank’s asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. To achieve that objective, the Bank uses a combination of derivative financial instruments, including interest rate swaps. Note 2 to the Consolidated Financial Statements includes a summary of how derivative instruments used for interest rate risk management are accounted for in the consolidated financial statements.

Interest rate swaps acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 2009, no interest rate swaps were outstanding.

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

Two interest rate swaps with a total notional amount of $10.0 million were used to convert fixed-rate brokered certificates of deposit to floating-rate. On January 1, 2006, the Company began accounting for these interest rate swaps under hedge accounting. Net cash flows from these swaps increased interest expense on certificates of deposit by $108,972 for the year ended December 31, 2007. Both swaps were terminated in the third quarter of 2007, resulting in a change to other non-interest expense of $72,564.

All of the Bank’s derivative financial instruments were over-the-counter instruments and were not exchange traded. Market values are obtained from the counterparties to each instrument. The Bank only uses other commercial banks as a counterparty to their derivative activity. The Bank performs stress tests and other models to assess risk exposure.

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the statements of financial condition, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, due from banks and federal funds sold: The carrying amount of cash, due from banks and federal funds sold approximates fair value.

Federal Home Loan Bank: The carrying amount of FHLB stock approximates fair value.

Securities: Estimated fair values for securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on market prices of comparable instruments.

Accrued interest: The carrying amount of accrued interest approximates fair value.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2009.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Assets:
Cash and cash equivalents	$12,449	$12,449	$13,372	$13,372
Investment securities available-for-sale	187,849	194,754	184,213	184,213
Investment securities held-to-maturity	1,250	1,248	0	0
Federal funds sold	4,545	4,545	1,105	1,105
Federal Home Loan Bank stock	5,700	5,700	5,236	5,236
Accrued interest receivable	5,095	5,095	4,844	4,844
Loans, net of unearned	402,504	408,152	399,483	428,267
Liabilities:
Deposits	513,053	515,559	485,117	489,588
Short-term borrowings	620	620	2,294	2,294
Long-term debt	85,000	87,475	90,000	85,851
Accrued interest payable	2,477	2,477	3,402	3,402

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

21.	SUBSEQUENT EVENTS

Settlement of Fidelity Insurance Claim

As reported by the Company on February 24, 2010, the Company, along with the Bank and ALC (collectively referred to as the “USB Companies”), entered into a settlement agreement to resolve all claims alleged against the defendants named in the lawsuit styled Acceptance Loan Company Inc., First United Security Bank and United Security Bancshares, Inc. v. The Cincinnati Insurance Company, et al., filed in the Circuit Court of Clarke County, Alabama on December 18, 2009, Case No. 16-CV-2009-900168.00.

The USB Companies filed the lawsuit to seek recovery under a fidelity insurance policy and bond issued by The Cincinnati Insurance Company, which policy provides coverage for losses due to the dishonest or fraudulent conduct of employees of the USB Companies. ALC originally submitted a claim under the policy in connection with the loan irregularities discovered during the second quarter of 2007 resulting from the fraudulent conduct of certain ALC employees.

Pursuant to the settlement agreement, The Cincinnati Insurance Company agreed to pay to the USB Companies the sum of $4,150,000. In exchange, the USB Companies agreed to dismiss, with prejudice, each of the defendants from the lawsuit and to release the defendants from all claims asserted or that may have been asserted against the defendants in the lawsuit. The parties will be responsible for their own attorneys’ fees and costs arising from the lawsuit, with the costs of mediation in the proceeding to be shared equally by the USB Companies and The Cincinnati Insurance Company.

The settlement agreement concludes the lawsuit. The USB Companies entered into the settlement agreement to avoid the expense and uncertainty of future litigation of the claims alleged in the lawsuit.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

22.	UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Condition

		Year-Ended December 31,
		2009	2008
ASSETS:
Cash on deposit		$285,231	$179,150
Investment in subsidiaries		80,373,935	77,615,694
Investment securities available-for-sale		173,018	210,538
Other assets		987,343	987,343

TOTAL ASSETS		$81,819,527	$78,992,725

LIABILITIES:
Other liabilities		$355,588	$328,674
SHAREHOLDERS’ EQUITY		81,463,939	78,664,051

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$81,819,527	$78,992,725

Statements of Income

	Year-Ended December 31,
	2009	2008	2007
INCOME
Dividend income, First United Security Bank	$4,007,422	$8,019,917	$13,129,973
Interest income	3,239	9,432	10,594
Investment securities loss, net	0	0	(2,662)

Total income	4,010,661	8,029,349	13,137,905
EXPENSE	326,488	364,891	367,362

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	3,684,173	7,664,458	12,770,543
EQUITY IN (DISTRIBUTIONS IN EXCESS OF) UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,070,057	(2,294,947)	(12,421,919)

NET INCOME	$4,754,230	$5,369,511	$348,624

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Statements of Cash Flows

	Year-Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,754,230	$5,369,511	$348,624
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (equity in) undistributed income of subsidiaries	(1,070,057)	2,294,947	12,421,919
Loss on sale of securities, net	0	0	2,662
Decrease (increase) in other assets	0	6,185	(344)
Increase in other liabilities	40,983	80,282	47,287

Net cash provided by operating activities	3,725,156	7,750,925	12,820,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary	0	(65,000)	(66,000)
Proceeds from sales of investment securities available-for-sale	0	0	214,594
Return of investment in First Security Courier Company	0	28,185	0
Proceeds from maturities and prepayments of investment securities available-for-sale	0	0	4,052

Net cash (used in) provided by investing activities	0	(36,815)	152,646

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,619,075)	(6,534,710)	(7,337,794)
Purchase of treasury stock	0	(1,077,656)	(5,735,424)

Net cash used in financing activities	(3,619,075)	(7,612,366)	(13,073,218)

INCREASE (DECREASE) IN CASH	106,081	101,744	(100,424)
CASH AT BEGINNING OF YEAR	179,150	77,406	177,830

CASH AT END OF YEAR	$285,231	$179,150	$77,406

23.	QUARTERLY DATA (UNAUDITED)

	Year-Ended December 31,
	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$11,756	$11,804	$11,945	$11,969	$12,715	$12,834	$13,040	$13,527
Interest expense	2,892	3,290	3,448	3,570	3,871	3,988	4,303	4,750

Net interest income	8,864	8,514	8,497	8,399	8,844	8,846	8,737	8,777
Provision for loan losses	4,244	1,489	1,459	1,909	3,434	1,927	2,180	1,360

Net interest income, after provision for loan losses	4,620	7,025	7,038	6,490	5,410	6,919	6,557	7,417
Non-interest:
Income	1,384	1,207	3,967	1,237	1,889	1,541	1,682	1,351
Expense	7,022	6,950	6,693	5,987	6,751	6,403	6,123	5,996

Income (loss) before income taxes	(1,018)	1,282	4,312	1,740	548	2,057	2,116	2,772
(Benefits from) provision for income taxes	(604)	255	1,440	471	(36)	655	635	869

Net income (loss) after taxes	$(414)	$1,027	$2,872	$1,269	$584	$1,402	$1,481	$1,903

Earnings (losses) per common share:
Basic and diluted earnings (losses)	$(0.07)	$0.17	$0.48	$0.21	$0.10	$0.23	$0.25	$0.31

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

The management of Bancshares carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2009, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, Bancshares’ management concluded, as of December 31, 2009, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 55 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 58 and is incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Bancshares has adopted a Code of Business Conduct and Ethics for directors, officers (including Bancshares’ Chief Executive Officer and Principal Financial Officer) and employees. The Code of Business Conduct and Ethics is incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003. Bancshares will provide any interested person a copy of the Code of Business Conduct and Ethics free of charge, upon written request to United Security Bancshares, Inc., Attention: Beverly J. Dozier, Corporate Secretary, 131 West Front Street, Post Office Box 249, Thomasville, Alabama 36784, (334) 636-5424.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2009, the securities that have been authorized for issuance under Bancshares’ equity compensation plan, the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Plan”). The Directors’ Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in Bancshares’ common stock and was approved by shareholders in 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c) (excluding securities reflected in column (a))(1)
Equity compensation plans approved by shareholders	18,386	$0.00	(2)	0
Equity compensation plans not approved by shareholders	0	$0.00		0

Total	18,386	$0.00	(2)	0

(1)	Does not include shares reserved for future issuance under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.
(2)	Does not include amounts deferred pursuant to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, as there is no exercise price associated with these deferred amounts.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC;

Report of Independent Registered Public Accounting Firm – Mauldin & Jenkins, LLC;

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting – Carr, Riggs & Ingram, LLC;

Consolidated Statements of Condition – December 31, 2009 and 2008;

Consolidated Statements of Income – Years Ended December 31, 2009, 2008 and 2007;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2009, 2008 and 2007;

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2009, 2008 and 2007;

Consolidated Statements of Cash Flows – Years Ended December 31, 2009, 2008 and 2007; and

Notes to Consolidated Financial Statements – Years Ended December 31, 2009, 2008 and 2007.

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item above.

(a)(3)&(b)Exhibits.

The exhibits listed on the Exhibit Index beginning on page 100 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2010.

UNITED SECURITY BANCSHARES, INC.

By:	/s/ R. Terry Phillips
R. Terry Phillips
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Terry Phillips	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010
R. Terry Phillips

/s/ Robert Steen	Vice President, Treasurer, Assistant Secretary, Principal Financial Officer and Principal Accounting Officer (Principal Financial Officer, Principal Accounting Officer)	March 12, 2010
Robert Steen

/s/ Dan R. Barlow	Director	March 12, 2010
Dan R. Barlow

/s/ Andrew C. Bearden, Jr.	Director	March 12, 2010
Andrew C. Bearden, Jr.

/s/ Linda H. Breedlove	Director	March 12, 2010
Linda H. Breedlove

/s/ Gerald P. Corgill	Director	March 12, 2010
Gerald P. Corgill

/s/ Wayne C. Curtis	Director	March 12, 2010
Wayne C. Curtis

/s/ John C. Gordon	Director	March 12, 2010
John C. Gordon

/s/ William G. Harrison	Director	March 12, 2010
William G. Harrison

/s/ Hardie B. Kimbrough	Director	March 12, 2010
Hardie B. Kimbrough

/s/ J. Lee McPhearson	Director	March 12, 2010
J. Lee McPhearson

/s/ Jack W. Meigs	Director	March 12, 2010
Jack W. Meigs

/s/ James C. Stanley	Director	March 12, 2010
James C. Stanley

/s/ Howard M. Whitted	Director	March 12, 2010
Howard M. Whitted

/s/ Bruce N. Wilson	Director	March 12, 2010
Bruce N. Wilson

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description
3.1	Certificate of Incorporation of Bancshares, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on August 29, 2007.

10.1	Employment Agreement dated January 1, 2000, between Bancshares and R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2000.*

10.1A	Amendment One to R. Terry Phillips Employment Agreement dated December 18, 2008, among Bancshares, the Bank and R. Terry Phillips, incorporated herein by reference to Item 5.02(e) to the Current Report on Form 8-K filed on December 23, 2008.*

10.2	Form of Director Indemnification Agreement between Bancshares and its directors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2009.*

10.3	United Security Bancshares, Inc. Long Term Incentive Compensation Plan, incorporated herein by reference to the Appendices to Form S-4 dated April 16, 1997 (No. 333-31241).*

10.4	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Dan Barlow, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.4A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Dan Barlow dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.5	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with William D. Morgan, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.5A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for William D. Morgan dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.6	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.6A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Terry Phillips dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.7	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Larry Sellers, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

Exhibit No.	Description
10.7A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Larry Sellers dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.8	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Robert Steen, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.8A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Robert Steen dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.9	First United Security Bank Director Retirement Agreement dated October 14, 2002, with Dan R. Barlow, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.9A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 14, 2002 for Dan R. Barlow dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.10	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.10A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Linda H. Breedlove dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.11	First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.11A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 21, 2002 for Gerald P. Corgill dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.12	First United Security Bank Director Retirement Agreement dated October 16, 2002, with Wayne C. Curtis, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.12A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for Wayne C. Curtis dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.13	First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.13A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for John C. Gordon dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

Exhibit No.	Description
10.14	First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.14A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for William G. Harrison dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.15	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Hardie B. Kimbrough, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.15A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Hardie B. Kimbrough dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.16	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.16A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Jack Meigs dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.17	First United Security Bank Director Retirement Agreement dated October 17, 2002, with R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.17A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for R. Terry Phillips dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.18	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Ray Sheffield, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.18A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Ray Sheffield dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.19	First United Security Bank Director Retirement Agreement dated October 16, 2002, with J. C. Stanley, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.19A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17 (sic), 2002 for J.C. Stanley dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.20	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

Exhibit No.	Description
10.20A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Howard M. Whitted dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.21	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.21A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Bruce N. Wilson dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.22	United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.*

10.22A	Amendment One to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 18, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.23	United Security Bancshares, Inc. Summary of Directors’ Fees as of January 1, 2010.*

14	United Security Bancshares, Inc. Code of Business Conduct and Ethics, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of United Security Bancshares, Inc.

23.1	Consent of Independent Registered Public Accounting Firm—Carr, Riggs & Ingram, LLC.

23.2	Consent of Independent Registered Public Accounting Firm—Mauldin & Jenkins, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement.