Form 10-Q
period 2010-03-31
UNITED SECURITY BANCSHARES INC
filed 2010-05-10
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2010
Common Stock, $0.01 par value	6,017,394 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (the “Company” or “USBI”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements, including the factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. With respect to the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Per Share Data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and Due from Banks	$12,014	$12,323
Interest-Bearing Deposits in Other Banks	126	126

Total Cash and Cash Equivalents	12,140	12,449
Federal Funds Sold	14,850	4,545
Investment Securities Available-for-Sale, at fair market value	164,963	194,754
Investment Securities Held-to-Maturity, at cost	1,250	1,250
Federal Home Loan Bank Stock, at cost	5,700	5,700
Loans, net of allowance for loan losses of $10,268 and $10,004, respectively	403,337	402,504
Premises and Equipment, net	16,905	17,253
Cash Surrender Value of Bank-Owned Life Insurance	12,161	12,037
Accrued Interest Receivable	4,937	5,095
Goodwill	4,098	4,098
Investment in Limited Partnerships	1,854	1,925
Other Real Estate Owned	21,782	21,439
Other Assets	9,797	8,705

Total Assets	$673,774	$691,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$521,722	$513,053
Accrued Interest Expense	2,357	2,477
Short-Term Borrowings	776	620
Long-Term Debt	54,000	85,000
Other Liabilities	10,932	9,140

Total Liabilities	589,787	610,290

Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued; 6,017,489 and 6,017,582 shares outstanding, respectively	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Income, net of tax	4,344	4,316
Retained Earnings	92,864	90,242
Less Treasury Stock: 1,300,071 and 1,299,978 shares at cost, respectively	(21,129)	(21,127)
Noncontrolling Interest	(1,398)	(1,273)

Total Shareholders’ Equity	83,987	81,464

Total Liabilities and Shareholders’ Equity	$673,774	$691,754

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$9,305	$9,735
Interest on Investment Securities	1,949	2,234

Total Interest Income	11,254	11,969
INTEREST EXPENSE:
Interest on Deposits	1,983	2,654
Interest on Borrowings	940	916

Total Interest Expense	2,923	3,570

NET INTEREST INCOME	8,331	8,399
PROVISION FOR LOAN LOSSES	1,743	1,909

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,588	6,490
NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	653	661
Credit Life Insurance Income	131	158
Other Income	4,590	418

Total Non-Interest Income	5,374	1,237
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,461	3,151
Occupancy Expense	449	454
Furniture and Equipment Expense	300	305
Other Expense	2,793	2,077

Total Non-Interest Expense	7,003	5,987

INCOME BEFORE INCOME TAXES	4,959	1,740
PROVISION FOR INCOME TAXES	1,799	471

NET INCOME	$3,160	$1,269

Less: Net Loss Attributable to Noncontrolling Interest	125	0

NET INCOME ATTRIBUTABLE TO USBI	$3,285	$1,269

BASIC AND DILUTED NET INCOME PER SHARE	$0.55	$0.21

DIVIDENDS PER SHARE	$0.11	$0.27

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Net income attributable to USBI	$3,285	$1,269

Other comprehensive income:
Change in unrealized holding gains on available-for-sale securities arising during period, net of tax of $110 and $482, respectively	183	803
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income, net of tax of $92	(155)	0

Other comprehensive income	28	803

Comprehensive income attributable to USBI	$3,313	$2,072

Net loss attributable to noncontrolling interest	(125)	0

Total comprehensive income	$3,188	$2,072

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,160	$1,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	192	210
Amortization (accretion) of premiums and discounts, net	148	(39)
Provision for loan losses	1,743	1,909
(Gain) loss on sale of securities, net	(247)	0
Loss on sale of fixed assets, net	54	0
Net other operating activities	(2,461)	(1,355)
Net income attributable to noncontrolling interest	125	0

Total adjustments	(446)	725

Net cash provided by operating activities	2,714	1,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities	18,800	17,599
Proceeds from sales of securities	12,172	0
Proceeds from sale of other real estate	1,215	0
Purchase of premises and equipment, net	(24)	(42)
Purchase of Federal Home Loan Bank stock	0	(15)
Purchase of investment securities available-for-sale	(1,036)	(12,123)
Net increase in federal funds sold	(10,305)	(14,990)
Net change in loan portfolio	(1,005)	(62)

Net cash used in investing activities	19,817	(9,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	8,669	10,452
Dividends paid	(663)	(1,629)
Decrease in borrowings	(30,844)	(1,185)
Purchase of treasury stock	(2)	(4)

Net cash provided by financing activities	(22,840)	7,634

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(309)	(5)

CASH AND CASH EQUIVALENTS, beginning of period	12,449	13,372

CASH AND CASH EQUIVALENTS, end of period	$12,140	$13,367

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$3,043	$3,795
Income Taxes	66	65
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$1,571	$2,766

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying unaudited interim condensed consolidated financial statements include the accounts of United Security Bancshares, Inc. and its subsidiaries (the “Company” or “USBI”). All significant intercompany transactions and accounts have been eliminated.

The interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2010. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In preparing the condensed consolidated financial statements, management evaluated subsequent events through the date on which the financial statements were issued.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 860 Transfers and Servicing amended previous guidance on accounting for transfers of financial assets. The amended guidance eliminates the concept of qualifying special-purpose entities and requires that these entities be evaluated for consolidation under applicable accounting guidance, and it also removes the exception that permitted sale accounting for certain mortgage securitizations when control over the transferred assets had not been surrendered. Based on this new standard, many types of transferred financial assets that previously would have been derecognized will now remain on the transferor’s financial statements. The guidance also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with those assets and related risk exposure. The new standard became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities was issued in June 2009 and amended guidance on accounting for variable interest entities (“VIEs”). This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE. The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also has the obligation to absorb losses or rights to receive benefits from the VIE. It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise’s involvement with variable interest entities. The new guidance became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASC Topic 820-10 Fair Value Measurements and Disclosures – In January 2010, the FASB issued an update (ASU No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income attributable to USBI by the weighted average shares during the three-month periods ended March 31, 2010 and 2009. Diluted net income per share for the three-month periods ended March 31, 2010 and 2009 is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding during the period. There were no outstanding potentially dilutive instruments during the periods ended March 31, 2010 or 2009, and, therefore, basic and diluted weighted average shares outstanding are the same.

The following table represents the basic and diluted net income per share calculations for the three-month periods ended March 31, 2010 and 2009 (dollars in thousands, except per share data):

	Net Income Attributable to USBI	Weighted Average Shares Outstanding	Basic and Diluted Net Income Per Share
For the Three Months Ended:
March 31, 2010	$3,285	6,017,495	$0.55
March 31, 2009	$1,269	6,018,000	$0.21

4.	COMPREHENSIVE INCOME

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

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for equity securities that are considered to be Level 1 securities in the amount of $200,635 and $183,409 at March 31, 2010 and December 31, 2009, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $12,228,101 and $12,882,218 as of March 31, 2010 and December 31, 2009, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

During 2010, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $1,274,430 (utilizing Level 3 valuation inputs) during 2010. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for possible loan losses totaling approximately $277,533. There were no foreclosed assets remeasured at fair value subsequent to initial recognition during 2010.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, due from banks and federal funds sold: The carrying amount of cash, due from banks and federal funds sold approximates fair value.

Federal Home Loan Bank: The carrying amount of Federal Home Loan Bank (“FHLB”) stock approximates fair value.

Securities: Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on market prices of comparable instruments.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of March 31, 2010 and December 31, 2009.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$12,140	$12,140	$12,449	$12,449
Investment securities available-for-sale	164,963	164,963	194,754	194,754
Investment securities held-to-maturity	1,250	1,250	1,250	1,248
Federal funds sold	14,850	14,850	4,545	4,545
Federal Home Loan Bank stock	5,700	5,700	5,700	5,700
Accrued interest receivable	4,937	4,937	5,095	5,095
Loans, net of unearned	403,337	407,398	402,504	408,152
Liabilities:
Deposits	521,722	524,019	513,053	515,559
Short-term borrowings	776	776	620	620
Long-term debt	54,000	56,088	85,000	87,475
Accrued interest payable	2,357	2,357	2,477	2,477

6.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at March 31, 2010 and December 31, 2009 are as follows:

	Available-for-Sale
	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$133,365	$6,125	$(109)	$139,381
Obligations of states, counties and political subdivisions	20,445	839	(1)	21,283
U.S. agencies	3,989	29	0	4,018
Equity securities	133	68	0	201
U.S. treasury securities	80	0	0	80

Total	$158,012	$7,061	$(110)	$164,963

	Held-to-Maturity
	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,250	$0	$0	$1,250

	Available-for-Sale
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$159,739	$6,343	$(167)	$165,915
Obligations of states, counties and political subdivisions	20,919	722	(6)	21,635
Obligations of U.S. government sponsored agencies	6,978	0	(37)	6,941
Equity securities	132	51	0	183
U.S. treasury securities	80	0	0	80

Total	$187,848	$7,116	$(210)	$194,754

	Held-to-Maturity
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,250	$0	$(2)	$1,248

The scheduled maturities of investment securities available-for-sale and held-to-maturity at March 31, 2010 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$675	$681	$40	$40
Maturing after one to five years	11,582	12,064	175	175
Maturing after five to fifteen years	94,936	99,975	605	605
Maturing after fifteen years	50,687	52,042	430	430
Equity securities and Preferred Stock	132	201	0	0

Total	$158,012	$164,963	$1,250	$1,250

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

	Available-for-Sale
	March 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$0	$0	$283	$(1)
Mortgage-backed securities	9,207	(60)	671	(49)

Total	$9,207	$(60)	$954	$(50)

	Held-to-Maturity
	March 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$125	$0	$0	$0

	Available-for-Sale
	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,616	$(3)	$282	$(2)
U.S. treasury securities and obligations of U.S. government sponsored agencies	6,941	(37)	0	0
Mortgage-backed securities	10,965	(109)	861	(59)

Total	$19,522	$(149)	$1,143	$(61)

	Held-to-Maturity
	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$303	$(2)	$0	$0

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation.

Investment securities available-for-sale with a carrying amount of $91.0 million and $116.9 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes.

The following chart represents the gross gains and losses realized on securities:

	Gross Gains	Gross Losses	Net Gains (Losses)

Three Months Ended:
March 31, 2010	$247	$0	$247
March 31, 2009	$0	$0	$0

7.	INVESTMENTS IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures meet the definition of a variable interest entity under ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company consolidates one of the funds in which it is the sole limited partner and one of the affordable housing projects in which the fund invests. The resulting financial impact to the consolidation of the Company of these two entities was a net increase to total assets of approximately $3.1 million as of March 31, 2010. This included $7.4 million in premises and equipment less a loan totaling $5.0 million. This loan, payable by the partnership to the Company, was eliminated as a result of this consolidation. Unconsolidated investments in these partnerships are accounted for as allowed under ASC Topic 325 Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects.

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

The Bank had no remaining cash commitments to these partnerships at March 31, 2010.

8.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, thirty-day FHLB advances, treasury tax and loan deposits and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. None were outstanding at March 31, 2010 or December 31, 2009. Treasury tax and loan deposits totaled $492,637 and $506,170 at March 31, 2010 and December 31, 2009, respectively. These deposits are withdrawable on demand.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at March 31, 2010 and December 31, 2009 were $283,334 and $113,527, respectively.

At March 31, 2010, the Bank had $7.8 million in available federal fund lines from correspondent banks.

9.	LONG-TERM BORROWINGS

The Company uses FHLB advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At March 31, 2010 and December 31, 2009, investment securities and mortgage loans amounting to $62,783,767 and $89,327,110, respectively, were pledged to secure these borrowings.

At March 31, 2010, the Bank had $147.8 million in available credit from the FHLB.

10.	INCOME TAXES

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 34.0%.

	March 31, 2010	March 31, 2009

Income tax expense at federal statutory rate	$1,738	$591
Increase (decrease) resulting from:
Tax-exempt interest	(99)	(80)
State income tax expense, net of federal income tax benefit	202	32
Low income housing tax credits	(18)	(41)
Other	(24)	(31)

Total	$1,799	$471

11.	SEGMENT REPORTING

Under ASC Topic 280 Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and First United Security Bank’s (the “Bank”) significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(Dollars In Thousands)
For the three months ended March 31, 2010:
Net interest income	$5,386	$2,933	$12	$0	$8,331
Provision for loan losses	1,007	736	0	0	1,743
Total non-interest income	1,461	3,936	3,549	(3,572)	5,374
Total non-interest expense	4,682	2,109	366	(154)	7,003

Income before income taxes	1,158	4,024	3,195	(3,418)	4,959
Provision for income taxes	254	1,542	3	0	1,799

Net income	904	2,482	3,192	(3,418)	3,160

Less: Noncontrolling interest	0	0	125	0	125
Net income attributable to USBI	$904	$2,482	$3,317	$(3,418)	$3,285

Other significant items:
Total assets	$665,257	$92,701	$98,790	$(182,974)	$673,774
Total investment securities	165,942	0	271	0	166,213
Total loans, net	405,569	82,029	0	(84,261)	403,337
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	14,053	63	84,695	(98,735)	76
Fixed asset addition	23	1	0	0	24
Depreciation and amortization expense	153	39	0	0	192
Total interest income from external customers	6,837	4,415	2	0	11,254
Total interest income from affiliates	1,482	0	10	(1,492)	0

	First United Security Bank	Acceptance Loan Company	All Other	Eliminations	Consolidated
	(Dollars In Thousands)
For the three months ended March 31, 2009:
Net interest income	$5,300	$3,084	$15	$0	$8,399
Provision for loan losses	834	1,075	0	0	1,909
Total non-interest income	1,061	161	1,521	(1,506)	1,237
Total non-interest expense	4,168	1,779	183	(143)	5,987

Income before income taxes	1,359	391	1,353	(1,363)	1,740
Provision for income taxes	322	145	4	0	471

Net income	$1,037	$246	$1,349	$(1,363)	$1,269

Other significant items:
Total assets	$679,912	$101,852	$93,723	$(197,417)	$678,070
Total investment securities	179,800	0	261	0	180,061
Total loans, net	412,431	91,047	0	(105,843)	397,635
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	9,696	63	79,544	(89,226)	77
Fixed asset addition	36	6	0	0	42
Depreciation and amortization expense	171	39	0	0	210
Total interest income from external customers	7,123	4,841	5	0	11,969
Total interest income from affiliates	1,757	0	9	(1,766)	0

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest rate swaps acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. During the period ended March 31, 2010, no interest rate swaps were outstanding.

13.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ended March 31, 2010, there were no credit losses associated with derivative contracts.

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

	March 31, 2010	December 31, 2009
	(Dollars in Thousands)
Standby Letters of Credit	$1,522	$ 1,527
Commitments to Extend Credit	$36,128	$61,096

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at March 31, 2010 was $1.5 million, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At March 31, 2010, there were no outstanding commitments to purchase and sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, the Bank’s subsidiary, Acceptance Loan Company (“ALC”), and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, has been named as a co-defendant. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts that Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants deny the allegations and intend to vigorously defend themselves in this action. The trial court denied the defendants’ motion to compel arbitration, and the defendants elected to appeal the trial court’s ruling with the Alabama Supreme Court. During the appeal, Malcomb Graves filed for bankruptcy, staying the lawsuit in its entirety. Mr. Graves was recently discharged from bankruptcy, and the appeal was returned to the Alabama Supreme Court’s active docket. The parties have fully briefed their positions on the trial court’s arbitration ruling with the Alabama Supreme Court and await its decision. The defendants have not yet responded to the complaint, and no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On April 1, 2008, E. Mark Ezell, Mark Ezell Family, LLC, Nena M. Morris, Mark Ezell Investment & Property Management, LLC, Patricia W. Ezell, J.W. Ezell, Ranier W. Ezell and Bradley H. Ezell, all shareholders of the Company (collectively, the “Shareholder Plaintiffs”), filed a lawsuit in the Circuit Court of Choctaw County, Alabama against the Company, ALC, Robert Steen and Mauldin & Jenkins, LLC seeking an unspecified amount of compensatory and punitive damages. On October 31, 2008, the Shareholder Plaintiffs amended their complaint to add Terry Phillips, President and Chief Executive Officer of the Company, as a co-defendant. The complaint, as amended, seeks both direct and derivative relief and includes allegations that the defendants committed fraud and various other breaches relating to loans made by ALC, resulting in damage to both the Shareholder Plaintiffs individually and the Company. On January 16, 2009, the trial court granted in part a motion filed by the Company and ALC seeking to dismiss certain of the Shareholder Plaintiffs’ claims. Specifically, the court dismissed the Shareholder Plaintiffs’ derivative and fraud claims and ordered that the Shareholder Plaintiffs re-plead their remaining claims with sufficient factual particularity. The court also granted a motion filed by the Company and ALC seeking to have the lawsuit transferred from the Circuit Court of Choctaw County, Alabama to the Circuit Court of Clarke County, Alabama. On January 19, 2009, the lawsuit was transferred to the Circuit County of Clarke County, where it is currently pending. Upon transfer, all circuit court judges of Clarke County recused themselves based on an existing practice that they not hear cases involving a party who is also an attorney practicing within Alabama’s First Judicial Circuit (one of the Shareholder Plaintiffs is an attorney practicing within the First Judicial Circuit). On February 10, 2010, Alabama Supreme Court Chief Justice Sue Bell Cobb appointed Judge Braxton Kittrell to preside over the case. The Shareholder Plaintiffs have not yet amended their complaint to comply with the January 16, 2009 order, and, as such, the parties have not engaged in any discovery. For these reasons, it is too early to assess the likelihood of a resolution of this matter, the possibility of an unfavorable outcome or the potential exposure from any such outcome.

The Company and its subsidiaries also are parties to other litigation, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on the Company’s consolidated financial statements, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and financial information are presented to aid in an understanding of the current financial position, changes in financial position and results of operations of the Company. The Company is the parent holding company of First United Security Bank (the “Bank”). The Bank operates a finance company, Acceptance Loan Company, Inc. (“ALC”). The Company has no operations of any consequence other than the ownership of its subsidiaries.

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States (“GAAP”) and with general practices within the financial services industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2010 to year-end 2009, while comparing income and expenses for the three-month periods ended March 31, 2010 and 2009.

All yields and ratios presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

COMPARING THE THREE MONTHS ENDED MARCH 31, 2010 TO THE THREE MONTHS ENDED MARCH 31, 2009

Net income attributable to USBI during the first quarter of 2010 increased $2.0 million, or 158.9%, as compared to the first quarter of 2009, resulting in an increase of basic net income per share from $0.21 to $0.55. The impact of the settlement from The Cincinnati Insurance Company of $4,150,000 increased net income attributable to USBI per share by $0.41. See Part II, Item 1, “Legal Proceedings,” for a description of the legal settlement. Annualized return on assets, adjusted for the insurance settlement, was 0.84% for the first three months of 2010, compared to 0.76% for the same period during 2009. Average return on shareholders’ equity, also adjusted for the non-recurring insurance settlement, increased to 6.90% for the first three months of 2010 from 6.51% during the first three months of 2009.

Interest income for the 2010 first quarter decreased $715,000, or 6.0%, compared to the first quarter of 2009. The decrease in interest income was primarily due to a decrease in interest earned on loans. This decrease is due to an overall decrease in the average yield on loans and investment securities, as market interest rates remained low.

Interest expense for the 2010 first quarter decreased $647,000, or 18.1%, compared to the first quarter of 2009. This decrease was the result of lower interest rates paid on certificates of deposit and borrowed funds.

Net interest income decreased $68,000, or 0.8%, for the first quarter of 2010 as a result of a decrease in the yield on loans and investment securities. Asset yields have fallen faster than funding rates, as prime adjustable loans have priced downward much faster than certificates of deposit and borrowed funds.

The provision for loan losses was $1.7 million, or 1.7% annualized of average loans, in the first quarter of 2010, compared to $1.9 million, or 1.9% annualized of average loans, in the first quarter of 2009. Charge-offs exceeded recoveries by $1.5 million for the 2010 first quarter, a decrease of approximately $233,000 over the same period in the prior year.

Total non-interest income increased $4.1 million, or 334.4%, for the first quarter of 2010, primarily as a result of the $4,150,000 settlement from The Cincinnati Insurance Company. Service charges and fees on deposit accounts decreased $8,000. Income on bank-owned life insurance increased $12,000, while commissions on credit insurance decreased $27,000. Letters of credit and commitment fees increased $6,000, and all other fees and charges increased $4.3 million due to the insurance settlement.

Total non-interest expense increased $1.0 million, or 17.0%, in the first quarter of 2010. Salary and employee benefits increased $310,000, primarily as the result of normal merit raises, corresponding increases in payroll taxes and increased health insurance costs. Occupancy expense decreased $5,000; advertising expense decreased $11,000; stationery and supplies expense decreased $7,000; telephone and data circuit expense increased $2,500; legal and attorney fees increased $31,700; and FDIC insurance assessments increased $107,600.

Income tax expense for the first quarter of 2010 increased $1.3 million over the first quarter of 2009. The increase during the first three months of 2010 compared to 2009 resulted from higher levels of taxable income. The increased level of taxable income decreases the effect of permanent differences, such as tax-exempt interest and low income tax credits. Management estimates that the effective tax rate for the Company will be approximately 30.0% of pre-tax income for the remainder of the year. See Note 10 to Item 1, “Income Taxes.”

COMPARING THE MARCH 31, 2010 STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2009

In comparing financial condition at March 31, 2010 to December 31, 2009, total assets decreased $18.0 million to $673.8 million, while liabilities decreased $20.5 million to $589.8 million. Shareholders’ equity increased $2.5 million as a result of an increase in other comprehensive income of $28,000 and retained earnings of $2.6 million in excess of dividends paid of $663,000.

Investment securities decreased $29.8 million, or 15.2%, during the first three months of 2010. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, increased $1.1 million from $412.5 million at December 31, 2009 to $413.6 million at March 31, 2010. Demand for loans in all of our markets continues to be depressed, particularly for real estate-related loans. Deposits increased $8.7 million, or 1.7%, during the first three months of 2010.

CREDIT QUALITY

At March 31, 2010, the allowance for loan losses was $10.3 million, or 2.5% of loans net of unearned income, compared to $8.7 million, or 2.2% of loans net of unearned income, at March 31, 2009, and $10.0 million, or 2.4% of loans net of unearned income, at December 31, 2009. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 21.5% at March 31, 2010, compared to 23.6% at December 31, 2009. At March 31, 2010, loans on non-accrual increased $3.1 million, accruing loans past due 90 days or more increased $2.0 million and real estate acquired in settlement of loans increased $343,000, each as compared to December 31, 2009.

Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at Beginning of Period	$10,004	$8,532
Charge-Offs	(1,745)	(2,125)
Recoveries	266	413

Net Loans Charged-Off	(1,479)	(1,712)
Additions Charged to Operations	1,743	1,909

Balance at End of Period	$10,268	$8,729

Net charge-offs for the quarter ended March 31, 2010 were $1.5 million, or 1.4% of average loans on an annualized basis, a decrease of 13.6%, or $233,000, from the charge-offs of $1.7 million, or 1.7% of average loans on an annualized basis, reported a year earlier. The provision for loan losses for the first three months of 2010 was $1.7 million, compared to $1.9 million in the first three months of 2009.

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

Non-performing assets were as follows (dollars in thousands):

	March 31, 2010	December 31, 2009	March 31, 2009
Loans Accounted for on a Non-Accrual Basis	$17,343	$14,197	$9,570
Accruing Loans Past Due 90 Days or More	8,724	6,693	7,666
Real Estate Acquired in Settlement of Loans	21,782	21,439	20,670

Total	$47,849	$42,329	$37,906

Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	10.99%	9.75%	8.88%

Non-performing assets as a percentage of net loans and other real estate was 10.99% at March 31, 2010 and 9.75% at December 31, 2009. Loans on non-accrual status increased $3.1 million, accruing loans past due 90 days or more increased $2.0 million and real estate acquired in settlement of loans increased $343,000 from December 31, 2009. The substantial increase in non-accrual loans resulted from placing three commercial construction loans to a single borrower totaling $4.2 million on non-accrual status in the first quarter of 2010. The Company forecasts that adverse economic conditions and the severely depressed real estate market will continue to put downward pressure on real estate collateral values and will impact our ability to reduce non-performing assets. Other real estate acquired as of March 31, 2010 consists of eighteen residential properties totaling $2.7 million and twenty-one commercial properties totaling $11.9 million at the Bank and one hundred forty-four residential properties totaling $6.6 million and twenty commercial properties totaling $468,000 at ALC. Every effort is made to dispose of these properties in a timely manner, but these efforts continue to be hampered by poor economic conditions. Real estate values continue to decline, and the real estate market remains severely depressed in all of our market areas. Management reviews these non-performing assets and reports to the Board of Directors of the Bank monthly. Loans past due 90 days or more and still accruing are reviewed by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual status and their asset values downgraded.

Impaired loans totaled $34.5 million, $35.4 million and $20.2 million as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. There was approximately $2.5 million, $2.6 million and $1.8 million in the allowance for loan losses specifically allocated to these impaired loans at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Impaired loans totaling $20.0 million have no measurable impairment, and no allowance for loan losses is specifically allocated to these loans.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s primary sources of funds are customer deposits, FHLB advances, repayments of loan principal and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition, making them less predictable. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

The Bank currently has up to $147.8 million in borrowing capacity from the FHLB and $7.8 million in established federal funds lines.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2010 and December 31, 2009, the Company and the Bank were in compliance with all regulatory capital requirements.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources or operation of the Company. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. See Note 13 to Item 1, “Guarantees, Commitments and Contingencies,” for a discussion of such claims and legal actions.

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments, maturities and sales relating to loans and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $190.4 million at December 31, 2009 and $174.0 million at March 31, 2010.

Investment securities forecasted to mature or reprice over the next twelve months totaled $9.4 million, or 5.6%, of the investment portfolio as of March 31, 2010. Principal payments on investment securities totaled $15.3 million, or 9.2%, of the investment portfolio at March 31, 2010.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of March 31, 2010, the bond portfolio had an expected average maturity of 2.7 years, and approximately 76.1% of the $166.2 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at March 31, 2010, had long-term debt and short-term borrowings that, on average, represented 10.7% of total liabilities and equity, compared to 10.5% at year-end 2009.

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

Simple Gap analysis is no longer considered to be as accurate a tool for measuring interest rate risk as pro forma income simulation because it does not make an allowance for how much an item reprices as interest rates change, only that it is possible that the item could reprice. Accordingly, the Bank does not rely on Gap analysis but instead measures changes in net interest income and net interest margin through income simulation over +/- 1%, 2% and 3% interest rate shocks. Our estimates have consistently shown that the Bank has very limited, if any, net interest margin and net interest income risk to rising interest rates.

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

The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its reports filed with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms. Disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As of March 31, 2010, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief

Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As reported by the Company on February 24, 2010, the Company, along with the Bank and ALC (collectively referred to as the “USB Companies”), entered into a settlement agreement to resolve all claims alleged against the defendants named in the lawsuit styled Acceptance Loan Company Inc., First United Security Bank and United Security Bancshares, Inc. v. The Cincinnati Insurance Company, et al., filed in the Circuit Court of Clarke County, Alabama on December 18, 2009, Case No. 16-CV-2009-900168.00. The USB Companies filed the lawsuit to seek recovery under a fidelity insurance policy and bond issued by The Cincinnati Insurance Company, which policy provides coverage for losses due to the dishonest or fraudulent conduct of employees of the USB Companies. ALC originally submitted a claim under the policy in connection with the loan irregularities discovered during the second quarter of 2007 resulting from the fraudulent conduct of certain ALC employees. Pursuant to the settlement agreement, The Cincinnati Insurance Company agreed to pay to the USB Companies the sum of $4,150,000. In exchange, the USB Companies agreed to dismiss, with prejudice, each of the defendants from the lawsuit and to release the defendants from all claims asserted or that may have been asserted against the defendants in the lawsuit. The parties agreed to be responsible for their own attorneys’ fees and costs arising from the lawsuit, with the costs of mediation in the proceeding to be shared equally by the USB Companies and The Cincinnati Insurance Company. The settlement agreement concluded the lawsuit. The USB Companies entered into the settlement agreement to avoid the expense and uncertainty of future litigation of the claims alleged in the lawsuit.

See Note 13 to Item 1, “Guarantees, Commitments and Contingencies,” for information regarding certain litigation matters relating to the Company and its subsidiaries.

The Company and its subsidiaries also are parties to litigation other than as described in Note 13 to Item 1, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
January 1 – January 31	3,511	(2)	$15.92	0	242,303
February 1 – February 28	0		$0.00	0	242,303
March 1 – March 31	0		$0.00	0	242,303

Total	3,511		$15.92	0	242,303

(1)	On December 17, 2009, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2010, the expiration date of the extended repurchase program.

(2)	3,418 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions), and 93 shares were purchased by a trust, which is part of the Company’s general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: May 10, 2010

BY:	/s/ Robert Steen
Robert Steen
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.