Form 10-Q
period 2010-06-30
UNITED SECURITY BANCSHARES INC
filed 2010-08-09
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2010
Common Stock, $0.01 par value	6,011,504 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (the “Company” or “USBI”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. With respect to the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Per Share Data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and Due from Banks	$12,714	$12,323
Interest Bearing Deposits in Banks	126	126

Total Cash and Cash Equivalents	12,840	12,449
Federal Funds Sold	15,320	4,545
Investment Securities Available-for-Sale, at fair market value	162,310	194,754
Investment Securities Held-to-Maturity, at cost	1,250	1,250
Federal Home Loan Bank Stock, at cost	5,700	5,700
Loans, net of allowance for loan losses of $9,650 and $10,004, respectively	401,687	402,504
Premises and Equipment, net	16,840	17,253
Cash Surrender Value of Bank-Owned Life Insurance	12,273	12,037
Accrued Interest Receivable	4,976	5,095
Goodwill	4,098	4,098
Investment in Limited Partnerships	1,834	1,925
Other Real Estate Owned	27,056	21,439
Other Assets	7,464	8,705

Total Assets	$673,648	$691,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$523,772	$513,053
Accrued Interest Payable	2,382	2,477
Short-Term Borrowings	403	620
Long-Term Debt	54,000	85,000
Other Liabilities	9,890	9,140

Total Liabilities	590,447	610,290

Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued; 6,011,504 and 6,017,582 shares outstanding, respectively	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Income, net of tax	4,641	4,316
Retained Earnings	91,852	90,242
Less Treasury Stock: 1,306,056 and 1,299,978 shares at cost, respectively	(21,200)	(21,127)
Noncontrolling Interest	(1,398)	(1,273)

Total Shareholders’ Equity	83,201	81,464

Total Liabilities and Shareholders’ Equity	$673,648	$691,754

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$9,540	$9,754	$18,846	$19,489
Interest on Investment Securities	1,645	2,191	3,593	4,425

Total Interest Income	11,185	11,945	22,439	23,914
INTEREST EXPENSE:
Interest on Deposits	1,975	2,523	3,958	5,177
Interest on Borrowings	556	925	1,496	1,841

Total Interest Expense	2,531	3,448	5,454	7,018

NET INTEREST INCOME	8,654	8,497	16,985	16,896
PROVISION FOR LOAN LOSSES	3,682	1,459	5,425	3,368

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,972	7,038	11,560	13,528
NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	796	731	1,449	1,392
Credit Life Insurance Income	211	257	342	415
Other Income	146	2,979	4,736	3,397

Total Non-Interest Income	1,153	3,967	6,527	5,204
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,625	3,486	7,086	6,637
Occupancy Expense	479	460	928	914
Furniture and Equipment Expense	326	305	626	610
Other Expense	2,521	2,442	5,314	4,519

Total Non-Interest Expense	6,951	6,693	13,954	12,680

INCOME (LOSS) BEFORE INCOME TAXES	(826)	4,312	4,133	6,052
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(478)	1,440	1,321	1,911

NET INCOME (LOSS)	$(348)	$2,872	$2,812	$4,141

Less: Net Loss Attributable to Noncontrolling Interest	0	0	(125)	0

NET INCOME (LOSS) ATTRIBUTABLE TO USBI	$(348)	$2,872	$2,937	$4,141

BASIC AND DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO USBI PER SHARE	$(0.06)	$0.48	$0.49	$0.69

DIVIDENDS PER SHARE	$0.11	$0.11	$0.22	$0.38

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net income (loss) attributable to USBI	$(348)	$2,872	$2,937	$4,141

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax (benefits) of $180, ($296), $290 and $186, respectively	300	(493)	483	309
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income, net of tax of $2, $2, $95 and $2, respectively	(4)	(3)	(158)	(3)

Other comprehensive income (loss)	296	(496)	325	306

Comprehensive income (loss) attributable to USBI	$(52)	$2,376	$3,262	$4,447

Net loss attributable to noncontrolling interest	0	0	(125)	0

Total comprehensive income (loss)	$(52)	$2,376	$3,137	$4,447

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,812	$4,141
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	383	424
Amortization (accretion) of premiums and discounts, net	399	(62)
Provision for loan losses	5,425	3,368
Gain on sale of securities, net	(253)	(8)
Loss (gain) on sale of fixed assets, net	96	(121)
Net other operating activities	1,489	(1,964)
Net loss attributable to noncontrolling interest	125	0

Total adjustments	7,664	1,637

Net cash provided by operating activities	10,476	5,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities	36,579	37,944
Proceeds from sales of investment securities	12,683	1,519
Proceeds from sale of other real estate	2,559	0
Purchase of premises and equipment, net	(60)	(342)
Purchase of investment securities available-for-sale	(16,449)	(34,575)
Purchase of Federal Home Loan Bank stock	0	(15)
Net increase in federal funds sold	(10,775)	(18,900)
Net change in loan portfolio	(12,724)	(3,814)

Net cash provided by (used in) investing activities	11,813	(18,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	10,719	15,665
Dividends paid	(1,327)	(2,292)
Decrease in borrowings	(31,217)	(1,646)
Purchase of treasury stock	(73)	(7)

Net cash (used in) provided by financing activities	(21,898)	11,720

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	391	(685)

CASH AND CASH EQUIVALENTS, beginning of period	12,449	13,372

CASH AND CASH EQUIVALENTS, end of period	$12,840	$12,687

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$5,549	$7,319
Income Taxes	666	75
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$8,122	$4,863

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

The interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2010. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In preparing the condensed consolidated financial statements, management evaluated subsequent events through the date on which the financial statements were issued.

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

ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities was issued in June 2009 and amended then-existing guidance on accounting for variable interest entities (“VIEs”). This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE. The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also has the obligation to absorb losses or rights to receive benefits from the VIE. It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise’s involvement with variable interest entities. The new guidance became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASC Topic 820-10 Fair Value Measurements and Disclosures – In January 2010, the FASB issued an update (ASU No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and to clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset, which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”).

Under this ASU, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 Loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 Loans that are accounted for individually would continue to be subject to TDR accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the ASU. This ASU is effective for the third quarter 2010 Form 10-Q. Adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. The Company is still assessing the impact that the adoption of this ASU will have on the Company’s consolidated financial statements but intends to include the required disclosures in the notes to the consolidated financial statements beginning in the fourth quarter of 2010.

3.	NET INCOME (LOSS) ATTRIBUTABLE TO USBI PER SHARE

Basic net income (loss) attributable to USBI per share is computed by dividing net income (loss) attributable to USBI by the weighted average shares during the three- and six-month periods ended June 30, 2010 and 2009. Diluted net income (loss) attributable to USBI per share for each of the three- and six-month periods ended June 30, 2010 and 2009 is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding during the period. There were no outstanding potentially dilutive instruments during the periods ended June 30, 2010 or 2009, and, therefore, basic and diluted weighted average shares outstanding are the same.

The following table represents the basic and diluted net income (loss) attributable to USBI per share calculations for the three- and six-month periods ended June 30, 2010 and 2009 (dollars in thousands, except per share data):

	Net Income (Loss) Attributable to USBI	Weighted Average Shares Outstanding	Basic and Diluted Net Income (Loss) Attributable to USBI Per Share
For the Three Months Ended:
June 30, 2010	$(348)	6,015,894	$(0.06)
June 30, 2009	$2,872	6,017,727	$0.48

For the Six Months Ended:
June 30, 2010	$2,937	6,016,695	$0.49
June 30, 2009	$4,141	6,017,864	$0.69

4.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) attributable to USBI, the change in the unrealized gains or losses on the Company’s available-for-sale securities portfolio arising during the period and the change in the effective portion of cash flow hedges marked to market. In the calculation of comprehensive income (loss), certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income (loss) for a period that also had been displayed as part of other comprehensive income (loss) in that period or earlier periods.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC Topic 820 Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing GAAP; accordingly, ASC Topic 820 does not require any new fair value measurements of reported balances.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for equity securities that are considered to be Level 1 securities in the amount of $188,504 and $183,409 at June 30, 2010 and December 31, 2009, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $31,024,652 and $12,882,218 as of June 30, 2010 and December 31, 2009, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

During 2010, certain foreclosed assets, upon initial recognition, have been remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition have totaled $7,665,464 (utilizing Level 2 valuation inputs) during 2010. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company has recognized charge-offs of the allowance for possible loan losses totaling approximately $3,155,790. There have been no foreclosed assets remeasured at fair value subsequent to initial recognition during 2010.

The following methods and assumptions are used by the Company in estimating the fair value of its financial instruments:

Cash, due from banks and federal funds sold: The carrying amount of cash, due from banks and federal funds sold approximates fair value.

Federal Home Loan Bank: Based on the redemption provision of the Federal Home Loan Bank (“FHLB”), the stock has no quoted market value and is carried at cost.

Securities: Fair values of securities are based on available quoted market prices where available. If quoted market prices are not available, estimated fair values are based on market prices of comparable instruments.

Accrued interest: The carrying amount of accrued interest approximates fair value.

Loans, net: For variable-rate loans, fair values are based on carrying values. Fixed-rate commercial loans, other installment loans and certain real estate mortgage loans are valued using discounted cash flows. The discount rate used to determine the present value of these loans is based on interest rates currently being charged by the Company on comparable loans as to credit risk and term.

Demand and savings deposits: The fair values of demand deposits are equal to the carrying values of such deposits. Demand deposits include non-interest bearing demand deposits, savings accounts, NOW accounts and money market demand accounts.

Time deposits: The fair values of relatively short-term time deposits are equal to their carrying values. Discounted cash flows are used to value long-term time deposits. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

Short-term borrowings: These borrowings may consist of federal funds purchased, securities sold under agreements to repurchase, floating rate borrowings from the FHLB and the U.S. Treasury Tax and Loan account. Due to the short-term nature of these borrowings, fair values approximate carrying values.

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of June 30, 2010 and December 31, 2009.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

Assets measured at fair value at June 30, 2010 are summarized below.

	Fair Value Measurements at June 30, 2010 Using
	Totals at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale	$162,309,877	$188,504	$162,121,373	$—
Impaired loans	12,820,360	—	—	12,820,360
Foreclosed assets	27,056,176	—	27,056,176	—

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$12,840	$12,840	$12,449	$12,449
Investment securities available-for-sale	162,310	162,310	194,754	194,754
Investment securities held-to-maturity	1,250	1,250	1,250	1,248
Federal funds sold	15,320	15,320	4,545	4,545
FHLB stock	5,700	5,700	5,700	5,700
Accrued interest receivable	4,976	4,976	5,095	5,095
Loans, net of unearned	401,687	407,364	402,504	408,152
Liabilities:
Deposits	523,772	526,750	513,053	515,559
Short-term borrowings	403	403	620	620
Long-term debt	54,000	55,880	85,000	87,475
Accrued interest payable	2,382	2,382	2,477	2,477

6.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at June 30, 2010 and December 31, 2009 are as follows:

	Available-for-Sale
	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$134,480	$6,853	$(238)	$141,095
Obligations of states, counties and political subdivisions	20,193	759	(6)	20,946
Equity securities	132	56	0	188
U.S. treasury securities	80	1	0	81

Total	$154,885	$7,669	$(244)	$162,310

	Held-to-Maturity
	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,250	$0	$0	$1,250

	Available-for-Sale
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$159,739	$6,343	$(167)	$165,915
Obligations of states, counties and political subdivisions	20,919	722	(6)	21,635
Obligations of U.S. government sponsored agencies	6,978	0	(37)	6,941
Equity securities	132	51	0	183
U.S. treasury securities	80	0	0	80

Total	$187,848	$7,116	$(210)	$194,754

	Held-to-Maturity
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,250	$0	$(2)	$1,248

The scheduled maturities of investment securities available-for-sale and held-to-maturity at June 30, 2010 are presented in the following table:

	Available-for Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$1,183	$1,193	$40	$40
Maturing after one to five years	10,578	11,067	175	175
Maturing after five to fifteen years	94,685	99,873	605	605
Maturing after fifteen years	48,307	49,988	430	430
Equity securities and Preferred Stock	132	189	0	0

Total	$154,885	$162,310	$1,250	$1,250

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

	Available-for-Sale
	June 30, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$924	$(4)	$282	$(2)
Mortgage-backed securities	7,679	(191)	580	(47)

Total	$8,603	$(195)	$862	$(49)

	Held-to-Maturity
	June 30, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$184	$0	$0	$0

	Available-for-Sale
	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,616	$(3)	$282	$(2)
U.S. treasury securities and obligations of U.S. government sponsored agencies	6,941	(37)	0	0
Mortgage-backed securities	10,965	(109)	861	(59)

Total	$19,522	$(149)	$1,143	$(61)

	Held-to-Maturity
	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$303	$(2)	$0	$0

Investment securities available-for-sale with a carrying amount of $107.9 million and $116.9 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes.

The following chart represents the gross gains and losses realized on securities:

	Gross Gains	Gross Losses	Net Gains (Losses)
(Dollars in Thousands)
Three Months Ended:
June 30, 2010	$ 6	$ 0	$ 6
June 30, 2009	$ 8	$ 0	$ 8

Six Months Ended:
June 30, 2010	$253	$ 0	$253
June 30, 2009	$ 8	$ 0	$ 8

7.	INVESTMENTS IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures meet the definition of a variable interest entity under ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company consolidates one of the funds in which it is the sole limited partner and one of the affordable housing projects in which the fund invests. The resulting financial impact to the consolidation of the Company of these two entities was a net increase to total assets of approximately $3.1 million as of December 31, 2009 and June 30, 2010. This included $7.4 million in premises and equipment, less a loan totaling $5.0 million, at June 30, 2010 and $7.6 million in premises and equipment, less a loan totaling $5.2 million, at December 31, 2009. This loan, payable by the partnership to the Company, was eliminated as a result of this consolidation. Unconsolidated investments in these partnerships are accounted for under the cost method as allowed under ASC Topic 325 Accounting for Tax Benefits Resulting from Investments in Affordable Housing Project. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $1.8 million recorded investment.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. First United Security Bank’s (the “Bank”) carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships. Management has no knowledge of intervening events since the date of the partnerships’ financial statements that would have had a material effect on the financial position or results of operations.

The Bank had no remaining cash commitments to these partnerships at June 30, 2010.

8.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, thirty-day FHLB advances, treasury tax and loan deposits and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. None were outstanding at June 30, 2010 or December 31, 2009. Treasury tax and loan deposits totaled $252,926 and $506,170 at June 30, 2010 and December 31, 2009, respectively. These deposits are withdrawable on demand.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at June 30, 2010 and December 31, 2009 were $150,023 and $113,527, respectively.

At June 30, 2010, the Bank had $7.8 million in available federal fund lines from correspondent banks.

9.	LONG-TERM BORROWINGS

The Company uses FHLB advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At June 30, 2010 and December 31, 2009, investment securities and mortgage loans amounting to $63,152,845 and $89,327,110, respectively, were pledged to secure these borrowings.

At June 30, 2010, the Bank had $147.8 million in available credit from the FHLB.

10.	INCOME TAXES

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 34.0%, as described in the following table:

	June 30, 2010	June 30, 2009
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$1,405	$2,058
Increase (decrease) resulting from:
Tax-exempt interest	(200)	(176)
State income tax expense, net of federal income tax benefit	132	179
Low income housing tax credits	(36)	(83)
Other	20	(67)

Total	$1,321	$1,911

11.	SEGMENT REPORTING

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

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended June 30, 2010:
Net interest income	$5,507	$3,130	$17	$0	$8,654
Provision for loan losses	3,455	227	0	0	3,682
Total non-interest income (loss)	1,083	26	(35)	79	1,153
Total non-interest expense	4,706	2,175	237	(167)	6,951

Income (loss) before income taxes	(1,571)	754	(255)	246	(826)
Provision for (benefit from) income taxes	(771)	288	5	0	(478)

Net income (loss)	$(800)	$466	$(260)	$246	$(348)

Less: Net loss attributable to noncontrolling interest	0	0	0	0	0

Net income (loss) attributable to USBI	$(800)	$466	$(260)	$246	$(348)

Other significant items:
Total assets	$666,472	$92,887	$98,196	$(183,907)	$673,648
Total investment securities	163,301	0	259	0	163,560
Total loans, net	404,800	82,034	0	(85,147)	401,687
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	14,604	63	84,070	(98,661)	76
Fixed asset addition	36	0	0	0	36
Depreciation and amortization expense	153	39	0	0	192
Total interest income from external customers	6,659	4,524	2	0	11,185
Total interest income from affiliates	1,394	0	15	(1,409)	0

For the six months ended June 30, 2010:
Net interest income	$10,893	$6,063	$29	$0	$16,985
Provision for loan losses	4,462	963	0	0	5,425
Total non-interest income	2,544	3,963	3,514	(3,494)	6,527
Total non-interest expense	9,387	4,285	603	(321)	13,954

Income before income (loss) taxes	(412)	4,778	2,940	(3,173)	4,133
Provision for (benefit from) income taxes	(517)	1,830	8	0	1,321

Net income	105	2,948	2,932	(3,173)	2,812

Less: Net loss attributable to noncontrolling interest	0	0	(125)	0	(125)

Net income attributable to USBI	$105	$2,948	$3,057	$(3,173)	$2,937

Other significant items:
Fixed asset addition	$59	$1	$0	$0	$60
Depreciation and amortization expense	306	77	0	0	383
Total interest income from external customers	13,496	8,939	4	0	22,439
Total interest income from affiliates	2,876	0	24	(2,900)	0

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended June 30, 2009:
Net interest income	$5,437	$3,043	$17	$0	$8,497
Provision for loan losses	223	1,236	0	0	1,459
Total non-interest income	1,261	2,603	3,225	(3,122)	3,967
Total non-interest expense	4,482	2,092	273	(154)	6,693

Income before income taxes	1,993	2,318	2,969	(2,968)	4,312
Provision for income taxes	562	873	5	0	1,440

Net income	$1,431	$1,445	$2,964	$(2,968)	$2,872

Less: Net loss attributable to noncontrolling interest	0	0	0	0	0

Net income attributable to USBI	$1,431	$1,445	$2,964	$(2,968)	$2,872

Other significant items:
Total assets	$683,739	$100,819	$95,558	$(194,747)	$685,369
Total investment securities	179,601	0	285	0	179,886
Total loans, net	412,265	89,843	0	(102,180)	399,928
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	11,231	63	81,247	(92,464)	77
Fixed asset addition	279	21	0	0	300
Depreciation and amortization expense	167	47	0	0	214
Total interest income from external customers	7,172	4,770	3	0	11,945
Total interest income from affiliates	1,727	0	14	(1,741)	0

For the six months ended June 30, 2009:
Net interest income	$10,738	$6,128	$30	$0	$16,896
Provision for loan losses	1,057	2,311	0	0	3,368
Total non-interest income	2,322	2,764	4,747	(4,629)	5,204
Total non-interest expense	8,651	3,871	456	(298)	12,680

Income before income taxes	3,352	2,710	4,321	(4,331)	6,052
Provision for income taxes	884	1,019	8	0	1,911

Net income	$2,468	$1,691	$4,313	$(4,331)	$4,141
Less: Net loss attributable to noncontrolling interest	0	0	0	0	0

Net income attributable to USBI	$2,468	$1,691	$4,313	$(4,331)	$4,141

Other significant items:
Fixed asset addition	$314	$28	$0	$0	$342
Depreciation and amortization expense	338	86	0	0	424
Total interest income from external customers	14,294	9,611	9	0	23,914
Total interest income from affiliates	3,483	0	22	(3,505)	0

12.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

	June 30, 2010	December 31, 2009
	(Dollars in Thousands)
Standby Letters of Credit	$ 1,462	$ 1,527
Commitments to Extend Credit	$41,905	$61,096

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at June 30, 2010 was $1.5 million, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At June 30, 2010, there were no outstanding commitments to purchase and sell securities for delayed delivery.

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

On April 1, 2008, E. Mark Ezell, Mark Ezell Family, LLC, Nena M. Morris, Mark Ezell Investment & Property Management, LLC, Patricia W. Ezell, J.W. Ezell, Ranier W. Ezell and Bradley H. Ezell, all shareholders of the Company (collectively, the “Shareholder Plaintiffs”), filed a lawsuit in the Circuit Court of Choctaw County, Alabama against the Company, ALC, Robert Steen and Mauldin & Jenkins, LLC seeking an unspecified amount of compensatory and punitive damages. On October 31, 2008, the Shareholder Plaintiffs amended their complaint to add Terry Phillips, President and Chief Executive Officer of the Company, as a co-defendant. The complaint, as amended, seeks both direct and derivative relief and includes allegations that the defendants committed fraud and various other breaches relating to loans made by ALC, resulting in damage to both the Shareholder Plaintiffs individually and to the Company. On January 16, 2009, the trial court granted in part a motion filed by the Company and ALC seeking to dismiss certain of the Shareholder Plaintiffs’ claims. Specifically, the court dismissed the Shareholder Plaintiffs’ derivative and fraud claims and ordered that the Shareholder Plaintiffs re-plead their remaining claims with sufficient factual particularity. The court also granted a motion filed by the Company and ALC seeking to have the lawsuit transferred from the Circuit Court of Choctaw County, Alabama to the Circuit Court of Clarke County, Alabama. On January 19, 2009, the lawsuit was transferred to the Circuit County of Clarke

County, where it is currently pending. Upon transfer, all circuit court judges of Clarke County recused themselves based on an existing practice that they not hear cases involving a party who is also an attorney practicing within Alabama’s First Judicial Circuit (one of the Shareholder Plaintiffs is an attorney practicing within the First Judicial Circuit). On February 10, 2010, the Chief Justice of the Alabama Supreme Court appointed Judge Braxton Kittrell to preside over the case. The Shareholder Plaintiffs have not yet amended their complaint to comply with the January 16, 2009 order, and, as such, the parties have not engaged in any discovery. For these reasons, it is too early to assess the likelihood of a resolution of this matter, the possibility of an unfavorable outcome or the potential exposure from any such outcome.

The Company and its subsidiaries also are parties to other litigation, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

13.	SUBSEQUENT EVENTS

In accordance with the provisions of ASC 855, we have evaluated subsequent events through the filing date of the interim condensed consolidated financial statements. No subsequent events requiring recognition were identified, and, therefore, none were incorporated into the interim condensed consolidated financial statements presented herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and financial information are presented to aid in an understanding of the current financial position, changes in financial position, results of operations and liquidity of the Company. The Company is the parent holding company of First United Security Bank (the “Bank” or “FUSB”). The Bank operates a finance company, Acceptance Loan Company, Inc. (“ALC”). The Company has no operations of any consequence other than the ownership of its subsidiaries.

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the financial services industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these estimates, which significantly affect the determination of financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2010 to year-end 2009, while comparing income and expense for the three- and six-month periods ended June 30, 2010 and 2009.

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

COMPARING THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 TO THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009

Net loss attributable to USBI during the second quarter of 2010 was $348,000, compared to net income attributable to USBI of $2.9 million for the same period in 2009, resulting in a decrease of basic net income attributable to USBI per share from $0.48 to $(0.06). Net income attributable to USBI decreased from $4.1 million for the six months ended June 30, 2009 to $2.9 million for the six months ended June 30, 2010, resulting in a decrease in basic net income attributable to USBI per share to $0.49 from $0.69. Annualized return on assets was 0.87% for the first six months of 2010, compared to 1.23% for the same period in 2009. Average return on shareholders’ equity decreased to 7.13% for the first six months of 2010 from 10.53% for the first six months of 2009.

For the three-month period ended June 30, 2010, the Bank had a net loss of $800,000, compared to net income of $1.4 million for the same quarter in 2009. For the six-month period ended June 30, 2010, the Bank had net income of $105,000, compared to net income of $2.5 million for the same period in 2009. Decreases in net income for the Bank resulted from a higher level of charge-offs in both periods. These charge-offs resulted mainly from the foreclosure of several commercial real estate loans, as real estate values continue to decline and market conditions continue to be depressed.

Net income attributable to ALC for the three-month period ending June 30, 2010 was $466,000, compared to $1.4 million for the same three-month period in 2009. For the six months ended June 30, 2010, net income attributable to ALC was $2.9 million, compared to $1.7 million in 2009. In the second quarter of 2009, net income at ALC benefited from the net proceeds in the amount of $2.7 million related to the one time settlement of a lawsuit filed against three accounting firms. In the first quarter of 2010, ALC received a net one time net settlement from the Cincinnati Insurance Company of $3.8 million.

Interest income for the 2010 second quarter decreased $759,000, or 6.4%, compared to the second quarter of 2009. The decrease in interest income was primarily due to a decrease in interest earned on loans and investment securities. This decrease is due to an overall decrease in the average yield on loans and investment securities. For the six months ended June 30, 2010, interest income decreased $1.5 million, or 6.2%, compared with the same period last year. This decrease in interest income was primarily due to a decrease in interest earned on loans resulting from an overall decrease in the average yield on loans and a decrease in the average yield and volume of investment securities. Interest income at the Bank for the 2010 second quarter decreased $843,000 compared to the second quarter of 2009. For the six months ended June 30, 2010, interest income decreased $1.4 million. These decreases are due to an overall decrease in the average yield of loans and investment securities. Loan demand continues to be weak as the duration of the current economic recession continues. Loan originations continue to decline in all of our markets. Cash flows from loans and investment securities are reinvested at lower rates, resulting in lower interest income. Interest income at ALC decreased $246,000 for the second quarter of 2010 compared to the same quarter in 2009. Interest income decreased $672,000 for the six-month period ended June 30, 2010 compared to the same period in 2009. These decreases resulted from a decline in average loans outstanding for both periods. Loans outstanding at ALC have declined due to an overall decline in loan demand and implementation of stricter underwriting standards due to the harsh economic conditions in the various markets served by ALC.

Interest expense for the 2010 second quarter decreased $917,000, or 27.0%, compared to the second quarter of 2009. Interest expense decreased $1.6 million, or 22.3%, to $5.5 million for the first six months of 2010, compared to $7.0 million for the first six months of 2009. These decreases were the result of lower interest rates paid on certificates of deposit and borrowed funds for these periods in 2010. As longer term certificates of deposit mature, they reprice at lower rates, as rates remain at record lows.

Net interest income increased $157,000, or 1.8%, for the second quarter of 2010, and increased $89,000, or 0.5%, for the first six months of 2010, compared to the same periods in 2009, respectively. The net interest margin improved from 5.57% for the six months ended June 30, 2009 to 5.61% for the six months ended June 30, 2010 and from 5.61% for the second quarter of 2009 to 5.73% for the second quarter of 2010. Loan and investment yields declined for the three- and six-month periods ended June 30, 2010 compared to the same periods in 2009. The cost of funds declined due to a decline in interest rates paid on interest bearing deposits and borrowed funds. Asset yields and funds costs have stabilized, and the net interest margin is expected to remain near current levels until the Federal Reserve adjusts rates.

The provision for loan losses was $3.7 million, or 3.5% annualized of average loans, in the second quarter of 2010, compared to $1.5 million, or 1.4% annualized of average loans, in the second quarter of 2009. The provision for loan losses increased to $5.4 million for the six months ended June 30, 2010, compared to $3.4 million for the same period in 2009. The annualized provision as a percent of average loans was 2.6% and 1.7% for each of the first six months of 2010 and 2009, respectively. Charge-offs exceeded recoveries by $5.8 million for the six months ended June 30, 2010, an increase of approximately $2.3 million over the same period in the prior year. See “CREDIT QUALITY.” The provision for loan losses at the Bank increased to $4.5 million for the six months ended June 30, 2010, compared to $1.1 million for the same period in 2009. For the quarter ended June 30, 2010, the provision for loan losses was $3.5 million, an increase from $223,000 for the same quarter of 2009. Continued weakness in residential and commercial real estate and high unemployment levels in our market areas had a significant impact on our net charge-off levels and resulted in higher provisions for loan losses, particularly for the quarter ended June 30, 2010. The provision for loan losses at ALC decreased to $1.0 million for the six months ended June 30, 2010, compared to $2.3 million for the same period in 2009. For the quarter ended June 30, 2010, the provision for loan losses was $227,000, compared to $1.2 million for the same quarter of 2009. Non-performing loans at ALC have declined from previous levels, and charge-offs have declined, thus requiring a lower provision for loan losses.

Total non-interest income decreased $2.8 million, or 70.9%, for the second quarter of 2010 and increased $1.3 million, or 25.4%, for the first six months of 2010. Net loss on the sale of other real estate owned amounted to $121,000 in 2009 and has increased to $512,000 as of June 30, 2010. All other fees decreased $2.8 million for the 2010 second quarter due to non-recurring income received in the second quarter of 2009 as a result of a lawsuit settlement. All other fees increased $1.3 million for the six months ended June 30, 2010 compared to the same period of 2009 as a result of a $4.2 million insurance settlement received in the first quarter of 2010.

Total non-interest expense increased $258,000, or 3.9%, for the 2010 second quarter and increased $1.3 million, or 10.0%, for the six months ended June 30, 2010 compared to the same periods in 2009. Salary and employee benefits increased $139,000, when comparing second quarter 2010 to the same period in 2009, and increased $449,000 for the six months ended June 30, 2010 compared to the same period in 2009. For the 2010 second quarter, advertising expense increased $9,000, legal and professional fees decreased $178,000 and telephone and data circuit expense increased $7,000, each compared to the same quarter in 2009. For the six months ended June 30, 2010, advertising expense increased $2,000, legal and professional fees decreased $159,000 and telephone and data circuit expense increased $10,000, each compared to the same period in 2009. Insurance assessments imposed by the Federal Deposit Insurance Corporation (the “FDIC”) increased $95,000 for the 2010 second quarter and $203,000 for the six months ended June 30, 2010 compared to the same periods in 2009.

Income tax benefit for the second quarter of 2010 was $478,000, compared to income tax expense of $1.4 million in 2009. Income tax expense for the first six months of 2010 decreased $590,000 over the first six months of 2009. The decrease during the first six months of 2010 compared to 2009 resulted from lower levels of taxable income. Management estimates the effective tax rate for the Company to be approximately 30.0% of pre-tax income for the period ending December 31, 2010.

COMPARING THE JUNE 30, 2010 STATEMENT OF FINANCIAL CONDITION TO DECEMBER 31, 2009

In comparing financial condition at June 30, 2010 to December 31, 2009, total assets decreased $18.1 million to $673.6 million, while liabilities decreased $19.8 million to $590.4 million. Shareholders’ equity increased $1.7 million as a result of an increase in other comprehensive income of $325,000 and earnings in excess of dividends of $1.6 million.

Investment securities decreased $32.4 million, or 16.6%, during the first six months of 2010. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $1.2 million, from $412.5 million at December 31, 2009 to $411.3 million at June 30, 2010. While net loans at June 30, 2010 decreased slightly over December 31, 2009, average loans increased $6.6 million from December 31, 2009 and $7.2 million from June 30, 2009. Loan growth at the Bank has been flat due to the slowdown in construction and real estate development in the trade areas served by the Company. Deposits increased $10.7 million, or 2.1%, during the first six months of 2010. Loans, net of unearned income at ALC decreased $4.6 million from $90.8 million at December 31, 2009 to $86.2 million at June 30, 2010. Loans at the Bank, after consolidation eliminations, increased $3.4 million from $321.7 million at December 31, 2009 to $325.1 million at June 30, 2010.

CREDIT QUALITY

At June 30, 2010, the allowance for loan losses was $9.7 million, or 2.4% of loans net of unearned income, compared to $8.4 million, or 2.0% of loans net of unearned income, at June 30, 2009, and $10.0 million, or 2.4% of loans net of unearned income, at December 31, 2009. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 22.5% at June 30, 2010, compared to 23.6% at December 31, 2009. At June 30, 2010, loans on non-accrual decreased $3.6 million, accruing loans past due 90 days or more declined $1.5 million and real estate acquired in settlement of loans increased $5.6 million, each as compared to December 31, 2009. Non-performing assets increased slightly from December 31, 2009, primarily due to increased real estate acquired in settlement of loans. Loans on non accrual and accruing loans past due 90 days or more declined. Management believes that the allowance for loan losses is sufficient to cover estimated credit losses associated with the loan portfolio as of June 30, 2010.

Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	FUSB Six Months Ended		ALC Six Months Ended		Consolidated Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance at Beginning of Period	$5,587	$4,157	$4,417	$4,375	$10,004	$8,532
Charge-Offs	(4,685)	(1,503)	(1,667)	(2,702)	(6,352)	(4,205)
Recoveries	146	133	427	548	573	681

Net Loans Charged-Off	(4,539)	(1,370)	(1,240)	(2,154)	(5,779)	(3,524)
Provision for Loan Losses	4,462	1,057	963	2,311	5,425	3,368

Balance at End of Period	$5,510	$3,844	$4,140	$4,532	$9,650	$8,376

Net charge-offs for the six months ended June 30, 2010 were $5.8 million, or 2.8% of average loans on an annualized basis, an increase of $2.3 million from the charge-offs of $3.5 million, or 1.73% of average loans on an annualized basis, reported for the six months ended June 30, 2009. The provision for loan losses for the first six months of 2010 was $5.4 million, compared to $3.4 million in the first six months of 2009. Charge-offs increased in the second quarter of 2010 due to losses on commercial real estate foreclosures resulting from adverse market conditions and decreasing real estate values. If market conditions continue to deteriorate and real estate values continue to decline, this could cause further deterioration in the loan portfolio, resulting in higher levels of charge-offs.

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

Non-performing assets were as follows (dollars in thousands):

	Consolidated
	June 30, 2010	December 31, 2009	June 30, 2009
Loans Accounted for on a Non-Accrual Basis	$10,634	$14,197	$11,337
Accruing Loans Past Due 90 Days or More	5,174	6,693	6,029
Real Estate Acquired in Settlement of Loans	27,056	21,439	21,421

Total	$42,864	$42,329	$38,787
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	9.78%	9.75%	9.03%

	FUSB
	June 30, 2010	December 31, 2009	June 30, 2009
Loans Accounted for on a Non-Accrual Basis	$7,521	$10,903	$9,004
Accruing Loans Past Due 90 Days or More	1,918	2,548	2,291
Real Estate Acquired in Settlement of Loans	20,195	14,715	14,448

Total	$29,634	$28,166	$25,743
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	6.88%	6.54%	5.98%

	ALC
	June 30, 2010	December 31, 2009	June 30, 2009
Loans Accounted for on a Non-Accrual Basis	$3,113	$3,294	$2,333
Accruing Loans Past Due 90 Days or More	3,256	4,145	3,738
Real Estate Acquired in Settlement of Loans	6,861	6,724	6,973

Total	$13,230	$14,163	$13,044
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	14.22%	14.52%	12.87%

Non-performing assets as a percentage of net loans and other real estate was 9.78% at June 30, 2010 and 9.75% at December 31, 2009. This increase was due to a $3.6 million decrease in loans on non-accrual and a $5.6 million increase in real estate acquired in settlement of loans, offset by a $1.5 million decrease in accruing loans past due 90 days or more. Other real estate acquired in settlement of loans as of June 30, 2010 consisted of twenty-two residential properties and twenty-seven commercial properties totaling $20.2 million at the Bank and one hundred fifty-one residential properties and nineteen non-residential properties totaling $6.9 million at ALC. Every effort is made to dispose of these properties in a timely manner, but these efforts continue to be hampered by poor economic conditions. Real estate values continue to decline, and the real estate market remains severely depressed in all of our market areas. Management reviews these non-performing assets and reports to the Board of Directors of the Bank monthly. Loans past due 90 days or more and still accruing are reviewed by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual status and their asset values downgraded.

Impaired loans totaled $32.0 million, $35.4 million and $18.6 million as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively. There was approximately $0.9 million, $2.6 million and $1.1 million at June 30, 2010, December 31, 2009 and June 30, 2009 in the allowance for loan losses specifically allocated to these impaired loans.

	FUSB
	June 30, 2010	December 31, 2009	June 30, 2009
Impaired loans with a valuation allowance	$13,732	$15,058	$8,230
Impaired loans without a valuation allowance	18,237	19,890	9,274

Total impaired loans	$31,969	$34,948	$17,504

Valuation allowance related to impaired loans	$944	$2,525	$741

	ALC
	June 30, 2010	December 31, 2009	June 30, 2009
Impaired loans with a valuation allowance	$0	$437	$1,117
Impaired loans without a valuation allowance	0	0	0

Total impaired loans	$0	$437	$1,117

Valuation allowance related to impaired loans	$0	$87	$398

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s primary sources of funds are customer deposits, Federal Home Loan Bank (“FHLB”) advances, repayments of loan principal and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition, making them less predictable. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

The Bank currently has up to $147.8 million in borrowing capacity from the FHLB and $7.8 million in established federal funds lines.

The Bank is required to maintain certain levels of regulatory capital. At June 30, 2010 and December 31, 2009, the Company and the Bank were in compliance with all regulatory capital requirements.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources or operation of the Company. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. See Note 12 to Item 1, “Guarantees, Commitments and Contingencies,” for a discussion of such claims and legal actions.

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments, maturities and sales relating to loans and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $190.4 million at December 31, 2009 and $181.1 million at June 30, 2010.

Investment securities forecasted to mature or reprice over the next twelve months totaled $11.0 million, or 6.7% of the investment portfolio, as of June 30, 2010. For comparison, principal payments on investment securities totaled $28.8 million, or 17.6% of the investment portfolio, at June 30, 2010.

Although the majority of the securities portfolio has legal final maturities in excess of 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of June 30, 2010, the bond portfolio had an expected average maturity of 3.6 years, and approximately 74.6% of the $163.6 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at June 30, 2010, had long-term debt and short-term borrowings that, on average, represented 9.3% of total liabilities and equity, compared to 10.5% at year-end 2009.

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

As of June 30, 2010, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 12 to Item 1, “Guarantees, Commitments and Contingencies,” for information regarding certain litigation matters relating to the Company and its subsidiaries.

The Company and its subsidiaries also are parties to litigation other than as described in Note 12 to Item 1, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

ITEM 1A.	RISK FACTORS

The impact on us of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and its implementing regulations cannot be predicted at this time.

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Act, was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”) and will require the BCFP, the FDIC, the SEC and other federal agencies to implement numerous new rules, many of which may not be implemented for several months or years. The Dodd-Frank Act and the resulting regulations will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business. However, compliance with these new laws and regulations will result in additional costs and expenses, which may adversely impact the Company’s results of operations, financial condition or liquidity.

In addition to the risk factors above and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 that could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
April 1 – April 30	6,095	(2)	$15.89	0	242,303
May 1 – May 31	0		$0.00	0	242,303
June 1 – June 30	16,090	(3)	$10.14	0	242,303

Total	22,185		$11.72	0	242,303

(1)	On December 17, 2009, the Board of Directors of the Company extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2010, the expiration date of the extended repurchase program.

(2)	6,000 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions), and 95 shares were purchased by a trust, which is part of the Company’s general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.

(3)	10,200 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions), and 5,890 shares were purchased by a trust, which is part of the Company’s general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: August 9, 2010

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