Form 10-Q
period 2010-09-30
UNITED SECURITY BANCSHARES INC
filed 2010-11-08
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2010
Common Stock, $0.01 par value	6,011,012 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (the “Company” or “USBI”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. With respect to the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Per Share Data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and Due from Banks	$11,912	$12,323
Interest-Bearing Deposits in Banks	9,678	126

Total Cash and Cash Equivalents	21,590	12,449
Federal Funds Sold	0	4,545
Investment Securities Available-for-Sale, at fair market value	153,259	194,754
Investment Securities Held-to-Maturity, at cost	1,210	1,250
Federal Home Loan Bank Stock, at cost	5,292	5,700
Loans, net of allowance for loan losses of $9,786 and $10,004, respectively	396,737	402,504
Premises and Equipment, net	16,677	17,253
Cash Surrender Value of Bank-Owned Life Insurance	12,388	12,037
Accrued Interest Receivable	4,771	5,095
Goodwill	4,098	4,098
Investment in Limited Partnerships	1,815	1,925
Other Real Estate Owned	27,992	21,439
Other Assets	7,953	8,705

Total Assets	$653,782	$691,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$513,626	$513,053
Accrued Interest Payable	2,384	2,477
Short-Term Borrowings	817	620
Long-Term Debt	43,000	85,000
Other Liabilities	10,925	9,140

Total Liabilities	570,752	610,290

Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued; 6,011,264 and 6,017,582 shares outstanding, respectively	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Income, net of tax	4,785	4,316
Retained Earnings	91,540	90,242
Less Treasury Stock: 1,306,296 and 1,299,978 shares at cost, respectively	(21,203)	(21,127)
Noncontrolling Interest	(1,398)	(1,273)

Total Shareholders’ Equity	83,030	81,464

Total Liabilities and Shareholders’ Equity	$653,782	$691,754

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$9,754	$9,661	$28,600	$29,150
Interest on Investment Securities	1,663	2,143	5,256	6,568

Total Interest Income	11,417	11,804	33,856	35,718
INTEREST EXPENSE:
Interest on Deposits	1,913	2,338	5,871	7,515
Interest on Borrowings	539	952	2,035	2,793

Total Interest Expense	2,452	3,290	7,906	10,308

NET INTEREST INCOME	8,965	8,514	25,950	25,410
PROVISION FOR LOAN LOSSES	1,386	1,489	6,811	4,857

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,579	7,025	19,139	20,553
NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	814	758	2,263	2,150
Credit Life Insurance Income	250	231	592	646
Other Income	337	218	5,073	3,615

Total Non-Interest Income	1,401	1,207	7,928	6,411
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,476	3,538	10,562	10,175
Impairment Loss on Other Real Estate Owned	1,643	0	1,643	0
Occupancy Expense	493	498	1,421	1,412
Furniture and Equipment Expense	311	316	937	926
Other Expense	2,806	2,598	8,120	7,117

Total Non-Interest Expense	8,729	6,950	22,683	19,630

INCOME BEFORE INCOME TAXES	251	1,282	4,384	7,334
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(100)	255	1,221	2,166

NET INCOME	$351	$1,027	$3,163	$5,168

Less: Net Loss Attributable to Noncontrolling Interest	0	0	(125)	0

NET INCOME ATTRIBUTABLE TO USBI	$351	$1,027	$3,288	$5,168

BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO USBI PER SHARE	$0.06	$0.17	$0.55	$0.86

DIVIDENDS PER SHARE	$0.11	$0.11	$0.33	$0.49

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net income attributable to USBI	$351	$1,027	$3,288	$5,168

Other comprehensive income:
Change in unrealized holding gains on available-for-sale securities arising during period, net of tax of $86, $928, $375 and $1,114, respectively	144	1,547	627	1,857
Reclassification adjustment for net (gains) losses realized on available-for-sale securities realized in net income, net of tax of $0, $16, $95 and $14, respectively	0	27	(158)	23

Other comprehensive income	144	1,574	469	1,880

Comprehensive income attributable to USBI	$495	$2,601	$3,757	$7,048

Net loss attributable to noncontrolling interest	0	0	(125)	0

Total comprehensive income	$495	$2,601	$3,632	$7,048

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,163	$5,168
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	569	641
Amortization of premiums and discounts, net	579	9
Provision for loan losses	6,811	4,857
Gain on sale of securities, net	(253)	(40)
Impairment loss on other real estate owned	1,643	0
Loss on sale of fixed assets, net	124	15
Changes in operating assets and liabilities	2,401	(5,144)
Net loss attributable to noncontrolling interest	125	0

Total adjustments	11,999	338

Net cash provided by operating activities	15,162	5,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities	49,561	56,360
Proceeds from sales of investment securities	12,683	4,616
Proceeds from redemption of Federal Home Loan Bank stock	408	0
Proceeds from sale of other real estate	3,439	2,265
Purchase of premises and equipment, net	(194)	(525)
Purchase of investment securities available-for-sale	(20,284)	(66,576)
Purchase of investment securities held-to-maturity	0	(1,250)
Purchase of Federal Home Loan Bank stock	0	(465)
Net decrease (increase) in federal funds sold	4,545	(18,770)
Net change in loan portfolio	(12,883)	(3,120)

Net cash provided by (used in) investing activities	37,275	(27,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	572	14,897
Dividends paid	(1,990)	(2,956)
(Decrease) increase in borrowings	(41,803)	8,424
Purchase of treasury stock	(75)	(9)

Net cash (used in) provided by financing activities	(43,296)	20,356

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,141	(1,603)

CASH AND CASH EQUIVALENTS, beginning of period	12,449	13,372

CASH AND CASH EQUIVALENTS, end of period	$21,590	$11,769

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$7,999	$10,674
Income Taxes	660	2,016
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$11,838	$6,012

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

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset, which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under this ASU, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 Loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 Loans that are accounted for individually would continue to be subject to TDR accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the ASU. This ASU became effective for the Company for interim and annual reporting periods beginning September 30, 2010 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. We are still assessing the impact of adoption in the Company’s consolidated financial statements but intend to include these disclosures in the notes to the consolidated financial statements beginning in the fourth quarter of 2010.

3.	NET INCOME ATTRIBUTABLE TO USBI PER SHARE

Basic net income attributable to USBI per share is computed by dividing net income attributable to USBI by the weighted average shares during the three- and nine-month periods ended September 30, 2010 and 2009. Diluted net income attributable to USBI per share for each of the three- and nine-month periods ended September 30, 2010 and 2009 is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding during the period. There were no outstanding potentially dilutive instruments during the periods ended September 30, 2010 or 2009, and, therefore, basic and diluted weighted average shares outstanding were the same.

The following table represents the basic and diluted net income attributable to USBI per share calculations for the three- and nine-month periods ended September 30, 2010 and 2009 (dollars in thousands, except per share data):

	Net Income Attributable to USBI	Weighted Average Shares Outstanding	Basic and Diluted Net Income Attributable to USBI Per Share
For the Three Months Ended:
September 30, 2010	$351	6,011,354	$0.06
September 30, 2009	$1,027	6,017,650	$0.17

For the Nine Months Ended:
September 30, 2010	$3,288	6,014,914	$0.55
September 30, 2009	$5,168	6,017,792	$0.86

4.	COMPREHENSIVE INCOME

Comprehensive income consists of net income attributable to USBI, the change in the unrealized gains or losses on the Company’s available-for-sale securities portfolio arising during the period and the change in the effective portion of cash flow hedges marked to market. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for equity securities that are considered to be Level 1 securities in the amount of $192,726 and $183,409 at September 30, 2010 and December 31, 2009, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $5,831,710 and $12,882,218 as of September 30, 2010 and December 31, 2009, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

During 2010, certain foreclosed assets, upon initial recognition, have been remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition have totaled $6,156,565 (utilizing Level 2 valuation inputs) during 2010. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company has recognized charge-offs of the allowance for possible loan losses totaling approximately $3,537,661. Foreclosed assets totaling $1,327,500 were remeasured at fair value in the third quarter of 2010, resulting in impairment loss of $1.6 million on other real estate owned.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of September 30, 2010 and December 31, 2009.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

Assets measured at fair value at September 30, 2010 and December 31, 2009 are summarized below.

	Fair Value Measurements at September 30, 2010 Using
	Totals at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$131,888,500	$—	$131,888,500	$—
Obligations of states, counties and political subdivisions	21,098,076	—	21,098,076	—
Equity securities	192,726	192,726	—	—
U.S. treasury securities	80,107	—	80,107	—
Impaired loans	5,831,710	—	—	5,831,710
Foreclosed assets	27,991,695	—	27,991,695	—

	Fair Value Measurements at December 31, 2009 Using
	Totals at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs ( Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$165,913,607	$—	$165,913,607	$—
Obligations of states, counties and political subdivisions	21,635,113	—	21,635,113	—
Equity securities	183,409	183,409	—	—
U.S. treasury securities	80,325	—	80,325	—
Impaired loans	12,882,218	—	—	12,882,218
Foreclosed assets	21,438,827	—	21,438,827	—

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$21,590	$21,590	$12,449	$12,449
Investment securities available-for-sale	153,259	153,259	194,754	194,754
Investment securities held-to-maturity	1,210	1,210	1,250	1,248
Federal funds sold	0	0	4,545	4,545
FHLB stock	5,292	5,292	5,700	5,700
Accrued interest receivable	4,771	4,771	5,095	5,095
Loans, net of unearned	396,737	395,295	402,504	408,152
Liabilities:
Deposits	513,626	514,999	513,053	515,559
Short-term borrowings	817	817	620	620
Long-term debt	43,000	44,721	85,000	87,475
Accrued interest payable	2,384	2,384	2,477	2,477

6.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at September 30, 2010 and December 31, 2009 are as follows:

	Available-for-Sale
	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$125,624	$6,503	$(238)	$131,889
Obligations of states, counties and political subdivisions	19,768	1,330	0	21,098
Equity securities	132	93	(33)	192
U.S. treasury securities	80	0	0	80

Total	$145,604	$7,926	$(271)	$153,259

	Held-to-Maturity
	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,210	$0	$0	$1,210

	Available-for-Sale
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$159,739	$6,343	$(167)	$165,915
Obligations of states, counties and political subdivisions	20,919	722	(6)	21,635
Obligations of U.S. government sponsored agencies	6,978	0	(37)	6,941
Equity securities	132	51	0	183
U.S. treasury securities	80	0	0	80

Total	$187,848	$7,116	$(210)	$194,754

	Held-to-Maturity
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,250	$0	$(2)	$1,248

The scheduled maturities of investment securities available-for-sale and held-to-maturity at September 30, 2010 are presented in the following table:

	Available-for Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$835	$841	$40	$40
Maturing after one to five years	9,510	9,950	185	185
Maturing after five to fifteen years	93,578	99,100	635	635
Maturing after fifteen years	41,549	43,176	350	350
Equity securities and Preferred Stock	132	192	0	0

Total	$145,604	$153,259	$1,210	$1,210

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At September 30, 2010 and December 31, 2009, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

	Available-for-Sale
	September 30, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities	$6,753	$(208)	$766	$(30)
Equity Securities	42	(33)	0	0

Total	$6,795	$(241)	$766	$(30)

	Available-for-Sale
	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,616	$(3)	$282	$(2)
U.S. treasury securities and obligations of U.S. government sponsored agencies	6,941	(37)	0	0
Mortgage-backed securities	10,965	(109)	861	(59)

Total	$19,522	$(149)	$1,143	$(61)

	Held-to-Maturity
	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$303	$(2)	$0	$0

Investment securities available-for-sale with a carrying amount of $89.2 million and $116.9 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes.

The following chart represents the gross gains and losses realized on securities:

	Gross Gains	Gross Losses	Net Gains (Losses)
	(Dollars in Thousands)
Three Months Ended:
September 30, 2010	$0	$0	$0
September 30, 2009	$32	$0	$32

Nine Months Ended:
September 30, 2010	$253	$0	$253
September 30, 2009	$40	$0	$40

7.	INVESTMENTS IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures meet the definition of a variable interest entity under ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company consolidates one of the funds in which it is the sole limited partner and one of the affordable housing projects in which the fund invests. The resulting financial impact to the Company of the consolidation of these two entities was a net increase to total assets of approximately $3.1 million as of December 31, 2009 and September 30, 2010. This included $7.4 million in premises and equipment, less a loan totaling $5.0 million, at September 30, 2010 and $7.6 million in premises and equipment, less a loan totaling $5.2 million, at December 31, 2009. This loan, payable by the partnership to the Company, was eliminated as a result of this consolidation. Unconsolidated investments in these partnerships are accounted for under the cost method as allowed under ASC Topic 325 Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $1.8 million recorded investment.

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

The Bank had no remaining cash commitments to these partnerships at September 30, 2010.

8.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, thirty-day FHLB advances, treasury tax and loan deposits and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. None were outstanding at September 30, 2010 or December 31, 2009. Treasury tax and loan deposits totaled $467,027 and $506,170 at September 30, 2010 and December 31, 2009, respectively. These deposits are withdrawable on demand.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at September 30, 2010 and December 31, 2009 were $349,717 and $113,527, respectively.

At September 30, 2010, the Bank had $7.8 million in available federal fund lines from correspondent banks.

9.	LONG-TERM BORROWINGS

The Company uses FHLB advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At September 30, 2010 and December 31, 2009, investment securities and mortgage loans amounting to $48,343,724 and $89,327,110, respectively, were pledged to secure these borrowings.

At September 30, 2010, the Bank had $152.8 million in available credit from the FHLB.

10.	INCOME TAXES

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 34.0%, as described in the following table:

	September 30, 2010	September 30, 2009
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$1,491	$2,494
Increase (decrease) resulting from:
Tax-exempt interest	(302)	(275)
State income tax expense, net of federal income tax benefit	191	174
Low income housing tax credits	(54)	(124)
Other	(105)	(103)

Total	$1,221	$2,166

11.	SEGMENT REPORTING

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

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended September 30, 2010:
Net interest income	$5,742	$3,206	$17	$0	$8,965
Provision for loan losses	908	478	0	0	1,386
Total non-interest income	1,191	119	1,681	(1,590)	1,401
Total non-interest expense	6,251	2,336	302	(160)	8,729

Income (loss) before income taxes	(226)	511	1,396	(1,430)	251
Provision for (benefit from) income taxes	(285)	180	5	0	(100)

Net income	$59	$331	$1,391	$(1,430)	$351

Less: Net loss attributable to noncontrolling interest	0	0	0	0	0

Net income attributable to USBI	$59	$331	$1,391	$(1,430)	$351

Other significant items:
Total assets	$646,074	$91,777	$99,116	$(183,185)	$653,782
Total investment securities	154,207	0	262	0	154,469
Total loans, net	399,311	81,084	0	(83,658)	396,737
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	14,954	63	84,888	(99,829)	76
Fixed asset addition	110	24	0	0	134
Depreciation and amortization expense	147	38	0	0	185
Total interest income from external customers	6,810	4,604	3	0	11,417
Total interest income from affiliates	1,397	0	14	(1,411)	0

For the nine months ended September 30, 2010:
Net interest income	$16,634	$9,270	$46	$0	$25,950
Provision for loan losses	5,369	1,442	0	0	6,811
Total non-interest income	3,735	4,082	5,195	(5,084)	7,928
Total non-interest expense	15,638	6,621	905	(481)	22,683

Income (loss) before income taxes	(638)	5,289	4,336	(4,603)	4,384
Provision for (benefit from) income taxes	(803)	2,011	13	0	1,221

Net income	$165	$3,278	$4,323	$(4,603)	$3,163

Less: Net loss attributable to noncontrolling interest	0	0	(125)	0	(125)

Net income attributable to USBI	$165	$3,278	$4,448	$(4,603)	$3,288

Other significant items:
Fixed asset addition	$169	$25	$0	$0	$194
Depreciation and amortization expense	453	116	0	0	569
Total interest income from external customers	20,306	13,543	7	0	33,856
Total interest income from affiliates	4,273	0	39	(4,312)	0

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended September 30, 2009:
Net interest income	$5,463	$3,035	$16	$0	$8,514
Provision for loan losses	639	850	0	0	1,489
Total non-interest income	1,039	126	1,323	(1,281)	1,207
Total non-interest expense	4,757	2,144	237	(188)	6,950

Income before income taxes	1,106	167	1,102	(1,093)	1,282
Provision for income taxes	201	49	5	0	255

Net Income	$905	$118	$1,097	$(1,093)	$1,027

Less: Net loss attributable to noncontrolling interest	0	0	0	0	0

Net income attributable to USBI	$905	$118	$1,097	$(1,093)	$1,027

Other significant items:
Total assets	$695,169	$98,526	$97,565	$(196,034)	$695,226
Total investment securities	193,842	0	260	0	194,102
Total loans, net	409,887	88,038	0	(100,179)	397,746
Goodwill	3,111	0	987	0	4,098
Investment in subsidiaries	11,418	63	83,149	(94,553)	77
Fixed asset addition	96	86	0	0	182
Depreciation and amortization expense	156	61	0	0	217
Total interest income from external customers	7,074	4,728	2	0	11,804
Total interest income from affiliates	1,693	0	14	(1,707)	0

For the nine months ended September 30, 2009:
Net interest income	$16,200	$9,163	$47	$0	$25,410
Provision for loan losses	1,696	3,161	0	0	4,857
Total non-interest income	3,362	2,890	6,070	(5,911)	6,411
Total non-interest expense	13,408	6,015	694	(487)	19,630

Income before income taxes	4,458	2,877	5,423	(5,424)	7,334
Provision for income taxes	1,085	1,068	13	0	2,166

Net Income	$3,373	$1,809	$5,410	$(5,424)	$5,168

Less: Net loss attributable to noncontrolling interest	0	0	0	0	0

Net income attributable to USBI	$3,373	$1,809	$5,410	$(5,424)	$5,168

Other significant items:
Fixed asset addition	$411	$114	$0	$0	$525
Depreciation and amortization expense	495	146	0	0	641
Total interest income from external customers	21,368	14,339	11	0	35,718
Total interest income from affiliates	5,176	0	36	(5,212)	0

12.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

	September 30, 2010	December 31, 2009
	(Dollars in Thousands)
Standby Letters of Credit	$1,227	$1,527
Commitments to Extend Credit	$46,265	$61,096

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at September 30, 2010 was $1.2 million, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At September 30, 2010, there were no outstanding commitments to purchase and sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC, and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, has been named as a co-defendant. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts that Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants deny the allegations and intend to vigorously defend themselves in this action. The trial court denied the defendants’ motion to compel arbitration, and the defendants elected to appeal the trial court’s ruling with the Alabama Supreme Court. During the appeal, Malcomb Graves filed for bankruptcy, staying the lawsuit in its entirety. Mr. Graves was recently discharged from bankruptcy, and the appeal was returned to the Alabama Supreme Court’s active docket. The Alabama Supreme Court subsequently upheld the trial court’s initial denial of arbitration, and the case is being returned to the Circuit Court of Shelby County. The defendants have not yet responded to the complaint, and no discovery has been exchanged between the parties. For these reasons, it is too early to assess the likelihood of a resolution of this matter or whether this matter will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On April 1, 2008, E. Mark Ezell, Mark Ezell Family, LLC, Nena M. Morris, Mark Ezell Investment & Property Management, LLC, Patricia W. Ezell, J.W. Ezell, Ranier W. Ezell and Bradley H. Ezell, all shareholders of the Company (collectively, the “Shareholder Plaintiffs”), filed a lawsuit in the Circuit Court of Choctaw County, Alabama against the Company, ALC, Robert Steen and Mauldin & Jenkins, LLC seeking an unspecified amount of compensatory and punitive damages. On October 31, 2008, the Shareholder Plaintiffs amended their complaint to add Terry Phillips, President and Chief Executive Officer of the Company, as a co-defendant. The complaint, as amended, seeks both direct and derivative relief and includes allegations that the defendants committed fraud and various other breaches relating to loans made by ALC, resulting in damage to both the Shareholder Plaintiffs individually and to the Company. On January 16, 2009, the trial court granted in part a motion filed by the Company and ALC seeking to dismiss certain of the Shareholder Plaintiffs’ claims. Specifically, the court dismissed the Shareholder Plaintiffs’ derivative and fraud claims and ordered that the Shareholder Plaintiffs re-plead their remaining claims with sufficient factual particularity. The court also granted a motion filed by the Company and ALC seeking to have the lawsuit transferred from the Circuit Court of Choctaw County, Alabama to the Circuit Court of Clarke County, Alabama. On January 19, 2009, the lawsuit was transferred to the Circuit County of Clarke County, where it is currently pending. Upon transfer, all circuit court judges of Clarke County recused themselves based on an existing practice that they not hear cases involving a party who is also an attorney practicing within Alabama’s First Judicial Circuit (one of the Shareholder Plaintiffs is an attorney practicing within the First Judicial Circuit). On February 10, 2010, the Chief Justice of the Alabama Supreme Court appointed Judge Braxton Kittrell to preside over the case. On October 18, 2010, all parties to the action, including the Shareholder Plaintiffs, agreed to a joint dismissal of the case with prejudice and subsequently filed papers with the court acknowledging the stipulation. The joint stipulation did not arise from the Company or ALC paying damages, costs or fees to the Shareholder Plaintiffs. The parties are currently waiting for the court to take action on the joint stipulation.

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

In accordance with the provisions of ASC 855, we have evaluated subsequent events through the filing date of the interim condensed consolidated financial statements and have included all accounting and disclosure requirements related to subsequent events in our financial statements.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2010 to year-end 2009, while comparing income and expense for the three- and nine-month periods ended September 30, 2010 and 2009.

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

COMPARING THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 TO THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009

Net income attributable to USBI during the third quarter of 2010 was $351,000, compared to net income attributable to USBI of $1.0 million for the same period of 2009, resulting in a decrease of basic net income attributable to USBI per share from $0.17 to $0.06. Net income attributable to USBI decreased from $5.2 million for the nine months ended September 30, 2009 to $3.3 million for the nine months ended September 30, 2010, resulting in a decrease in basic net income attributable to USBI per share to $0.55 from $0.86. Annualized return on assets was 0.65% for the first nine months of 2010, compared to 1.01% for the same period during 2009. Average return on shareholders’ equity decreased to 5.28% for the first nine months of 2010 from 8.64% during the first nine months of 2009.

For the three-month period ended September 30, 2010, the Bank had net income of $59,000, compared to net income of $905,000 for the same quarter in 2009. For the nine-month period ended September 30, 2010, the Bank had net income of $165,000, compared to net income of $3.4 million for the same period in 2009. Decreases in net income for the Bank resulted from higher provisons for loan losses as a result of higher charge-offs in both periods. These charge-offs resulted mainly from the foreclosure of several commercial real estate loans as real estate values continue to decline and market conditions continue to be depressed. The impairment loss on other real estate owned of $1.6 million realized in the third quarter of 2010 also contributed to the decrease in net income.

Net income attributable to ALC for the three-month period ending September 30, 2010 was $331,000, compared to $118,000 for the same quarter of 2009. For the nine-month period ended September 30, 2010, net income attributable to ALC was $3.3 million, compared to $1.8 million in 2009. In the second quarter of 2009, net income at ALC benefited from net proceeds in the amount of $2.7 million related to the settlement of a lawsuit filed against three accounting firms. In the first quarter of 2010, ALC received a net settlement from the Cincinnati Insurance Company of $3.8 million.

Interest income for the 2010 third quarter decreased $387,000, or 3.3%, compared to the third quarter of 2009. The decrease in interest income was primarily due to a decrease in interest earned on investment securities. This decrease was due to an overall decrease in the average volume and yield on investment securities. For the nine months ending September 30, 2010, interest income decreased $1.9 million, or 5.2%, compared with the same period last year. This decrease in interest income was primarily due to a decrease in interest earned on loans resulting from an overall decrease in the average yield on loans and a decrease in the average yield and volume of investment securities. Interest income at the Bank for the 2010 third quarter decreased $262,000 compared to the third quarter of 2009. For the nine months ended September 30, 2010, interest income at the Bank decreased $1.1 million compared to the same period in 2009. These decreases were due to an overall decrease in volume and in the average yield on loans and investment securities. Loan demand continues to be weak as the duration of the current economic downturn continues in our markets. Loan originations continue to decline in all of our markets. Cash flows from loans and investment securities are reinvested at lower rates, resulting in lower interest income. Interest income at ALC decreased $125,000 for the third quarter of 2010 compared to the same quarter in 2009. Interest income at ALC decreased $797,000 for the nine-month period ended September 30, 2010 compared to the same period in 2009. These decreases resulted from a decline in average loans outstanding for both periods. Loans outstanding at ALC have declined due to an overall decline in loan demand and implementation of stricter underwriting standards due to the harsh economic conditions in the various markets served by ALC.

Interest expense for the Company for the 2010 third quarter decreased $838,000, or 25.5%, compared to the third quarter of 2009. Interest expense decreased $2.4 million, or 23.3%, to $7.9 million for the first nine months of 2010, compared to $10.3 million for the first nine months of 2009. These decreases were the result of lower interest rates paid on certificates of deposit and borrowed funds for these periods in 2010. As longer term certificates of deposit mature, they reprice at lower rates, as rates remain at record lows. Average long-term debt has been reduced by $32.0 million since September 30, 2009.

Net interest income increased $451,000, or 5.3%, for the third quarter of 2010 and increased $540,000, or 2.1%, for the first nine months of 2010 compared to the same periods in 2009, respectively. The net interest margin improved from 5.53% for the nine months ended September 30, 2009 to 5.74% for the nine months ended September 30, 2010 and from 5.46% for the third quarter of 2009 to 6.01% for the third quarter of 2010. Loan and investment yields declined for the three- and nine-month periods ended September 30, 2010 compared to the same periods in 2009. The cost of funds declined due to a decline in interest rates paid on interest bearing deposits and borrowed funds. Asset yields and funds costs have stabilized, and the net interest margin is expected to remain near current levels until the Federal Reserve adjusts rates.

The provision for loan losses was $1.4 million, or 1.4% annualized of average loans, in the third quarter of 2010, compared to $1.5 million, or 1.5% annualized of average loans, in the third quarter of 2009. The provision for loan losses increased to $6.8 million for the nine months ended September 30, 2010, compared to $4.9 million for the same period in 2009. The annualized provision as a percent of average loans was 2.2% and 1.6% for the first nine months of 2010 and 2009, respectively. Charge-offs exceeded recoveries by $7.0 million for the nine months ended September 30, 2010, an increase of approximately $1.6 million over the same period in the prior year. See

“CREDIT QUALITY.” The provision for loan losses at the Bank increased to $5.4 million for the nine months ended September 30, 2010, compared to $1.7 million for the same period in 2009. For the quarter ended September 30, 2010, the provision for loan losses at the Bank was $908,000, an increase from $639,000 for the same quarter of 2009. Continued weakness in residential and commercial real estate and high unemployment levels in our market areas had a significant impact on our net charge-off levels and resulted in a higher provision for loan losses at the Bank. The provision for loan losses at ALC decreased to $1.4 million for the nine months ended September 30, 2010, compared to $3.2 million for the same period in 2009. For the quarter ended September 30, 2010, the provision for loan losses at ALC was $478,000, compared to $850,000 for the same quarter of 2009. Non-performing loans at ALC have declined from previous levels, and charge-offs have declined, thus requiring a lower provision for loan losses.

Total non-interest income for the Company increased $194,000, or 16.1%, for the third quarter of 2010 and increased $1.5 million, or 23.7%, for the first nine months of 2010 compared to the same periods in 2009, respectively. Service charges and fees on deposit accounts increased $56,000 for the 2010 third quarter and $113,000 for the nine months ended September 30, 2010, compared to the same periods in 2009, respectively. Credit life insurance income increased $19,000 for the 2010 third quarter and declined $54,000 for the nine months ended September 30, 2010, compared to the same periods in 2009, respectively. All other income was negatively affected by an increase in loss on the sale of other real estate owned of $129,000 for the 2010 third quarter and $268,000 for the nine months ended September 30, 2010, compared to the same periods in 2009, respectively. All other fees increased $1.5 million for the nine months ended September 30, 2010 as a result of the $4.2 million insurance settlement received in the first quarter of 2010.

Total non-interest expense increased $1.8 million, or 25.6%, for the 2010 third quarter and increased $3.1 million, or 15.6%, for the nine months ended September 30, 2010 compared to the same periods in 2009. Impairment write-down on other real estate owned amounted to $1.6 million for the 2010 third quarter. This impairment resulted from the continued decline in real estate values as the downturn continues in our markets. Salary and employee benefits decreased $62,000, when comparing the third quarter of 2010 to the same period in 2009, and increased $387,000 for the nine months ended September 30, 2010 compared to the same period in 2009. For the 2010 third quarter, legal and professional fees increased $59,000 and telephone and data circuit expense decreased $17,000, each compared to the same quarter in 2009. For the nine months ended September 30, 2010, legal and professional fees decreased $81,000 and telephone and data circuit expense decreased $7,000, each compared to the same period in 2009. Insurance assessments imposed by the Federal Deposit Insurance Corporation (the “FDIC”) decreased $98,000 for the 2010 third quarter and increased $104,000 for the nine months ended September 30, 2010 compared to the same periods in 2009.

Income tax benefit for the third quarter of 2010 was $100,000, compared to income tax expense of $255,000 in the third quarter of 2009. Income tax expense for the first nine months of 2010 decreased $945,000 compared to the first nine months of 2009. The decrease during the first nine months of 2010 compared to 2009 resulted from lower levels of taxable income. Management estimates the effective tax rate for the Company to be approximately 30.0% of pre-tax income for the period ending December 31, 2010.

COMPARING THE SEPTEMBER 30, 2010 STATEMENTS OF FINANCIAL CONDITION TO DECEMBER 31, 2009

In comparing financial condition at September 30, 2010 to December 31, 2009, total assets decreased $38.0 million to $653.8 million, while liabilities decreased $40.0 million to $570.8 million. Shareholders’ equity increased $1.6 million as a result of an increase in other comprehensive income of $469,000 and earnings in excess of dividends of $1.2 million.

Investment securities decreased $41.5 million, or 21.2%, during the first nine months of 2010. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $6.0 million, from $412.5 million at December 31, 2009, to $406.5 million at September 30, 2010. While net loans at September 30, 2010 decreased from December 31, 2009, average loans increased $5.7 million from December 31, 2009 and $6.8 million from September 30, 2009. Loan growth at the Bank has been flat due to the slowdown in construction and real estate development in the trade areas served by the Company. Deposits increased $573,000, or 0.1%, during the first nine months of 2010. Loans, net of unearned income at ALC decreased $5.8 million, from $90.8 million at December 31, 2009 to $85.0 million at September 30, 2010. Loans at the Bank, after consolidation eliminations, decreased $194,000 from $321.7 million at December 31, 2009 to $321.5 million at September 30, 2010.

CREDIT QUALITY

At September 30, 2010, the allowance for loan losses was $9.8 million, or 2.4% of loans net of unearned income, compared to $8.0 million, or 2.0% of loans net of unearned income, at September 30, 2009, and $10.0 million, or 2.4% of loans net of unearned income, at December 31, 2009. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 22.3% at September 30, 2010, compared to 23.6% at December 31, 2009. At September 30, 2010, loans on non-accrual decreased $4.9 million, accruing loans past due 90 days or more declined $1.7 million and real estate acquired in settlement of loans increased $8.2 million, each as compared to December 31, 2009. Non-performing assets increased slightly from December 31, 2009, primarily due to increased real estate acquired in settlement of loans. Management believes that the allowance for loan losses is sufficient to cover estimated credit losses associated with the loan portfolio as of September 30, 2010.

Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	FUSB Nine Months Ended		ALC Nine Months Ended		Consolidated Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance at Beginning of Period	$5,587	$4,157	$4,417	$4,375	$10,004	$8,532
Charge-Offs	(5,341)	(2,341)	(2,534)	(3,931)	(7,875)	(6,272)
Recoveries	205	162	641	713	846	875

Net Loans Charged-Off	(5,136)	(2,179)	(1,893)	(3,218)	(7,029)	(5,397)
Provision for Loan Losses	5,369	1,696	1,442	3,161	6,811	4,857

Balance at End of Period	$5,820	$3,674	$3,966	$4,318	$9,786	$7,992

Net charge-offs for the nine months ended September 30, 2010 were $7.0 million, or 2.3% of average loans on an annualized basis, an increase of 30.2%, or $1.6 million, from net charge-offs of $5.4 million, or 1.8% of average loans on an annualized basis, reported for the nine months ended September 30, 2009. The provision for loan losses for the first nine months of 2010 was $6.8 million, compared to $4.9 million in the first nine months of 2009. Charge-offs at the Bank increased due to losses on commercial real estate foreclosures resulting from adverse market conditions and decreasing real estate values. If market conditions continue to deteriorate and real estate values continue to decline, this could cause further deterioration in the loan portfolio, resulting in higher levels of charge-offs.

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

Non-performing assets were as follows (dollars in thousands):

	Consolidated
	September 30, 2010	December 31, 2009	September 30, 2009
Loans Accounted for on a Non-Accrual Basis	$9,286	$14,197	$12,551
Accruing Loans Past Due 90 Days or More	5,020	6,693	7,154
Real Estate Acquired in Settlement of Loans	27,992	21,439	21,126

Total	$42,298	$42,329	$40,831
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	9.73%	9.75%	9.57%

	FUSB
	September 30, 2010	December 31, 2009	September 30, 2009
Loans Accounted for on a Non-Accrual Basis	$7,613	$10,903	$9,791
Accruing Loans Past Due 90 Days or More	2,450	2,548	3,802
Real Estate Acquired in Settlement of Loans	21,378	14,715	14,167

Total	$31,441	$28,166	$27,760
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	9.17%	6.54%	8.48%

	ALC
	September 30, 2010	December 31, 2009	September 30, 2009
Loans Accounted for on a Non-Accrual Basis	$1,673	$3,294	$2,760
Accruing Loans Past Due 90 Days or More	2,570	4,145	3,352
Real Estate Acquired in Settlement of Loans	6,614	6,724	6,959

Total	$10,857	$14,163	$13,071
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	11.84%	14.52%	13.16%

Non-performing assets as a percentage of net loans and other real estate was 9.73% at September 30, 2010, compared to 9.75% at December 31, 2009. The decrease was due to a $4.9 million decrease in loans on non-accrual and a $6.6 million increase in real estate acquired in settlement of loans, offset by a $1.7 million decrease in accruing loans past due 90 days or more. Other real estate acquired in settlement of loans as of September 30, 2010 consisted of twenty-eight residential properties and thirty commercial properties totaling $21.4 million at the Bank and one hundred forty-seven residential properties and nineteen non-residential properties totaling $6.6 million at ALC. Every effort is made to dispose of these properties in a timely manner, but these efforts continue to be hampered by poor economic conditions. Real estate values continue to decline, and the real estate market remains severely depressed in all of our market areas. Management reviews these non-performing assets and reports to the Board of Directors of the Bank monthly. Loans past due 90 days or more and still accruing are reviewed by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset values downgraded.

Impaired loans totaled $33.0 million, $35.4 million and $17.2 million as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively. There was approximately $1.1 million, $2.6 million and $0.6 million in the allowance for loan losses specifically allocated to these impaired loans at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

	FUSB
	September 30, 2010	December 31, 2009	September 30, 2009
Impaired loans with a valuation allowance	$6,887	$15,058	$7,570
Impaired loans without a valuation allowance	25,963	19,890	9,206

Total impaired loans	$32,850	$34,948	$16,777

Valuation allowance related to impaired loans	$1,055	$2,525	$502

	ALC
	September 30, 2010	December 31, 2009	September 30, 2009
Impaired loans with a valuation allowance	$0	$437	$442
Impaired loans without a valuation allowance	0	0	0

Total impaired loans	$0	$437	$442

Valuation allowance related to impaired loans	$0	$87	$102

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

The Bank currently has up to $152.8 million in borrowing capacity from the FHLB and $7.8 million in established federal funds lines.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2010 and December 31, 2009, the Company and the Bank were in compliance with all regulatory capital requirements.

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments, maturities and sales relating to loans and maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $190.4 million at December 31, 2009 and $180.4 million at September 30, 2010.

Investment securities forecasted to mature or reprice over the next twelve months totaled $10.3 million, or 6.7% of the investment portfolio, as of September 30, 2010. For comparison, principal payments on investment securities totaled $41.1 million, or 26.6% of the investment portfolio, at September 30, 2010.

Although the majority of the securities portfolio has legal final maturities in excess of 10 years, the entire portfolio consists of securities that are readily marketable and easily convertible into cash. As of September 30, 2010, the bond portfolio had an expected average maturity of 3.5 years, and approximately 75.9% of the $154.5 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from operating activities and increases in deposits and short-term borrowings.

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

The Bank, at September 30, 2010, had long-term debt and short-term borrowings that, on average, represented 8.9% of total liabilities and equity, compared to 10.5% at year-end 2009.

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

As of September 30, 2010, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factor above and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 that could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
July 1 – July 31	0		$0.00		0	242,303
August 1 – August 31	4,290	(2)	$9.25	(2)	0	242,303
September 1 – September 30	0		$0.00		0	242,303

Total	4,290		$9.25		0	242,303

(1)	On December 17, 2009, the Board of Directors of the Company extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2010, the expiration date of the extended repurchase program.

(2)	4,050 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions), and 240 shares were purchased by a trust, which is part of the Company’s general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: November 8, 2010

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