Form 10-K
period 2010-12-31
UNITED SECURITY BANCSHARES INC
filed 2011-03-15
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 0-14549

UNITED SECURITY BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0843362
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 West Front Street, Post Office Box 249 Thomasville, Alabama	36784
(Address of Principal Executive Offices)	(Zip Code)

334-636-5424

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2010, was $49,748,257.25

As of March 14, 2011, the registrant had outstanding 6,031,792 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders to be held on May 12, 2011, are incorporated by reference into Part III of this Form 10-K.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2010

i

*	Portions of the definitive proxy statement for the registrant’s 2011 Annual Meeting of Shareholders to be held on May 12, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares” or the “Company”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements, including the factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

In addition, the Company’s business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

PART I

Item 1.	Business.

United Security Bancshares, Inc. (“Bancshares” or the “Company”) is a Delaware corporation organized in 1999 as a successor by merger with United Security Bancshares, Inc., an Alabama corporation. Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”), and it operates one banking subsidiary, First United Security Bank (the “Bank”).

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

ALC is an Alabama corporation that makes real estate and consumer loans to its customers and purchases similar loans from vendors. ALC operates and serves its nearly 18,000 customers through twenty-two branch locations in Alabama and Southeast Mississippi. The headquarters of ALC is located in Jackson, Alabama. ALC’s business is generated through referrals from retail businesses, banks and customer mailings. ALC serves customers with a broad range of consumer loan needs, from small-unsecured loans to mortgage loans. ALC’s lending guidelines are based on an established company policy that is reviewed regularly by its Loan Committee. The lending guidelines include the consideration of the type of property for which a loan is being requested, collateral (age, type and loan-to-value) and loan term, as well as the consideration of the particular borrower’s budget (debt-to-income ratio), credit score, employment and residence history, credit history and credit score and prior experience with ALC. ALC’s average loan size is approximately $4,800, with average terms on real estate loans from 8 to 10 years and on consumer loans from 24 to 36 months. ALC currently has loans of approximately $86 million, which carry an average yield of 22%, with real estate loans generally carrying an interest rate lower than this average and consumer loans generally carrying an interest rate higher than this average. Interest rates charged on real estate and consumer loans vary depending on the consideration of numerous factors, including those listed above from our lending guidelines. Approximately 51% of ALC’s loan portfolio is secured by real estate and single family residence loans, with the remaining portion of the portfolio secured by various other types of collateral, depending on the type of loan being secured.

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

Employees

Bancshares has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2010, the Bank had 198 full-time equivalent employees, and ALC had 99 full-time equivalent employees. FUSB Reinsurance has no employees.

Competition

Bancshares and its subsidiaries encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with numerous other financial services providers (at least thirty in its service area), including commercial banks, online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries.

Supervision and Regulation

The Company and the Bank are subject to state and federal banking laws and regulations that impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank.

As a bank holding company, Bancshares is subject to regulation under the Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to supervision, examination and regulation by applicable state and federal banking agencies, including the Alabama State Banking Department and the Federal Deposit Insurance Corporation (the “FDIC”). The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed in more detail below under “Recent Developments,” has removed many limitations on the Federal Reserve’s authority to make examinations of banks that are subsidiaries of bank holding companies. Under the Dodd-Frank Act, the Federal Reserve will generally be permitted to examine bank holding companies and their subsidiaries, provided that the Federal Reserve must rely on reports submitted directly by the institution and examination reports of the appropriate regulators (such as the FDIC and the Alabama State Banking Department) to the fullest extent possible; must provide reasonable notice to, and consult with, the appropriate regulators before commencing an examination of a bank holding company subsidiary; and, to the fullest extent possible, must avoid duplication of examination activities, reporting requirements and requests for information.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits adequately capitalized and adequately managed bank holding companies, as determined by the Federal Reserve, to acquire banks in any state subject to concentration limits and other conditions. The IBBEA also generally authorizes the interstate merger of banks. As of June 1, 1997, federal banking regulators may approve merger transactions involving banks located in different states, without regard to the laws of any state prohibiting such transactions; except that mergers may not be approved with respect to banks located in states that, before June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-

state institutions. Under the IBBEA, banks are permitted to establish new branches on an interstate basis (“de novo branching”), provided that the law of the host state specifically authorizes such action. Alabama law allows de novo branching.

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

In addition to the limitations placed on the payment of dividends at the holding company level, there are various legal and regulatory limits on the extent to which the Bank may pay dividends or otherwise supply funds to Bancshares. Under Alabama law, a bank may not pay a dividend in excess of 90 percent of its net earnings until the bank’s surplus is equal to at least 20 percent of capital. Also, under Alabama law, a bank is required to obtain approval of the Superintendent of Banks prior to the payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of the bank’s net earnings (as defined by statute) for the year, and its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from a bank’s surplus without the prior written approval of the Superintendent of Banks. The inability of the Bank to pay dividends may have an adverse effect on the Company.

The Company and the Bank also are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

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

Subsidiary banks of a bank holding company are subject to certain restrictions on extensions of credit to the bank holding company, to any of its non-bank subsidiaries or to other companies considered to be “affiliates” of the Bank for purposes of these restrictions; investments in the stock or other securities thereof; and the acceptance of such stocks or securities as collateral for loans to any borrower. Among other requirements, transactions between a bank and its affiliates must be on an arms-length basis and are subject to a quantitative limit of 10% of the bank’s capital stock and surplus for transactions with a single affiliate, and, in the case of transactions with all affiliates, the aggregate amount may not exceed 20% of the bank’s capital stock and surplus.

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

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well-capitalized,” “adequately-capitalized,” “undercapitalized,” “significantly-undercapitalized” or “critically-undercapitalized,” as such terms are defined under regulations issued by each of the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, a total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and a Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a “well-capitalized” institution under the regulations, the Tier 1 capital ratio, the total capital ratio and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

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

The Bank Secrecy Act was amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), expanding the important role the government expects banks to play in detecting and reporting suspicious activity. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations.

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

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, through a Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, the Treasury Department purchases debt or equity securities from participating institutions. TARP also may include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. Neither Bancshares nor the Bank has participated in TARP.

The EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000 through the end of 2013. However, with the passage of the Dodd-Frank Act, this increase in the basic coverage limit has been made permanent.

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

In December of 2008, the FDIC adopted a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which had decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates ranged from between 12 and 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.

Beginning April 1, 2009, the base assessment rates ranged from 12 to 45 basis points, with the initial assessment rates subject to adjustments that could increase or decrease the total base assessment rates. The adjustments included (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.

On May 22, 2009, the FDIC imposed a special deposit insurance fund assessment of 5.0 basis points on all insured institutions, to be calculated based on the difference between an institution’s total assets and its Tier 1 capital and collected on September 30, 2009. On November 12, 2009, the FDIC required banks to prepay over three years of estimated federal deposit insurance premiums.

The Dodd-Frank Act changed the method of calculation for FDIC insurance assessments. Under the previous system, the assessment base was domestic deposits minus a few allowable exclusions, such as pass-through reserve balances. Under the Dodd-Frank Act, assessments are to be calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity. On

November 9, 2010, the FDIC published proposed regulations seeking to implement these changes. In addition to providing for the required change in assessment base, the FDIC has proposed to modify or eliminate the assessment adjustments based on unsecured debt, secured liabilities and brokered deposits; to add a new adjustment for holding unsecured debt issued by another insured depository institution; and to lower the initial base assessment rate schedule in order to collect approximately the same amount of revenue under the new base as under the old base, among other changes. These proposed changes may or may not ultimately be included in the FDIC’s final regulations implementing this provision of the Dodd-Frank Act.

Recent Developments

The U.S. Congress, the Treasury Department and the federal banking regulators have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets, including the passage of EESA, the provision of other direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage. The new administration and Congress have pursued additional initiatives in an effort to stimulate the financial markets, including the enactment of ARRA, and have altered the terms of some previously announced policies.

The recent enactment of the Dodd-Frank Act will likely result in increased regulation of the financial services industry. Provisions likely to affect the activities of the Company and the Bank include, without limitation, the following:

•	Asset-based deposit insurance assessments. FDIC deposit insurance premium assessments will be based on bank assets rather than domestic deposits.

•	Deposit insurance limit increase. The deposit insurance coverage limit has been permanently increased from $100,000 to $250,000.

•

Extension of Transaction Account Guarantee Program. Unlimited deposit insurance coverage is extended for non-interest-bearing transaction accounts and certain other accounts for two years. This applies to all banks; there is no opt-in or opt-out requirement.

•

Establishment of the Bureau of Consumer Financial Protection (the “BCFP”). The BCFP will be housed within the Federal Reserve and, in consultation with the federal banking agencies, will make rules relating to consumer protection. The BCFP has the authority, should it wish to do so, to rewrite virtually all of the consumer protection regulations governing banks, including those implementing the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act and the GLB Act (sections 502 through 509 relating to privacy), among others.

•

Risk-retention rule. Banks originating loans for sale on the secondary market or securitization must retain 5% of any loan they sell or securitize, except for mortgages that meet low-risk standards to be developed by regulators.

•

Limitation on federal preemption. Limitations have been imposed on the ability of national bank regulators to preempt state law. Formerly, the national bank and federal thrift regulators possessed preemption powers with regard to transactions, operating subsidiaries and attorney general civil enforcement authority. These preemption requirements have been limited by the Dodd-Frank Act, which will likely impact state banks by affecting activities previously permitted through parity with national banks.

•

Changes to regulation of bank holding companies. Under the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed to engage in interstate transactions. In the past, only the subsidiary banks were required to meet those standards. The Federal Reserve’s “source of strength doctrine” has now been codified, mandating that bank holding companies such as the Company serve as a source of strength for their subsidiary banks, meaning that the bank holding company must be able to provide financial assistance in the event that the subsidiary bank experiences financial distress.

•	Executive compensation limitations. The Dodd-Frank Act codified executive compensation limitations similar to those previously imposed on TARP recipients.

This new legislation contains 16 different titles, is over 800 pages long and calls for the completion of dozens of studies and reports and hundreds of new regulations. The information provided herein regarding the effect of the Dodd-Frank Act is intended merely for illustration and is not exhaustive, as the full impact of the legislation on banks and bank holding companies is still being studied and cannot be fully known until the completion of hundreds of new federal agency rulemakings over the next few years.

The Dodd-Frank Act is one of a number of legislative initiatives that have been proposed in recent months due to the ongoing national and global financial crisis. It is not possible to predict whether any other similar legislation may be adopted that would significantly affect the operations and performance of the Company and the Bank.

Summary

The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.

Website Information

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

Over the past few years, the capital and credit markets have experienced unprecedented levels of volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain companies without regard to those companies’ underlying financial strength. As a consequence of the economic condition in which the United States now finds itself, business activities across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

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

Any litigation, regulatory investigations, proceedings, inquiries or changes could have a significant impact on Bancshares and the Bank.

The financial services industry has experienced unprecedented market value declines caused primarily by the current U.S. economic conditions and real estate market deterioration. As a result of the current market conditions, litigation, proceedings, inquiries or regulatory changes are all distinct possibilities for financial institutions. Such actions or changes could result in significant costs.

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

The banking industry is extensively regulated and supervised under both federal and state laws. We are subject to the regulation and supervision of the Federal Reserve, the FDIC and the Superintendent of Banks of the State of Alabama. These regulations are intended primarily to protect depositors, the public and the FDIC insurance funds and are not intended to protect shareholders. Additionally, Bancshares, the Bank and its subsidiaries are subject to regulation, supervision and examination by other regulatory authorities, such as the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities and insurance regulators. We are subject to changes in federal and state laws, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, the Bank and its subsidiaries. We cannot assure you that any change in regulations or new laws will not adversely affect us. Our regulatory position is discussed in greater detail under “Item 1. Business – Supervision and Regulation.”

Governmental responses to recent market disruptions may be inadequate and may have unintended consequences.

In response to recent market disruptions, legislators and financial regulators have taken a number of steps to stabilize the financial markets. These steps include the enactment and partial implementation of the Emergency Economic Stabilization Act of 2008, the provision of other direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage. The new administration and Congress have pursued additional initiatives in an effort to stimulate the economy and stabilize the financial markets, including the enactment of the American Recovery and Reinvestment Act of 2009, and have altered the terms of some previously announced policies.

More recently, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which provides for sweeping changes to financial sector regulation and oversight, including new substantive authorities and practices in government regulation and supervision, and a restructuring of the regulatory system, including the creation of new federal agencies, offices, and councils. See “Recent Developments” under “Item 1. Business – Supervision and Regulation.”

The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain. Should these or other legislative or regulatory initiatives fail to stabilize the financial markets, the Company’s business, financial condition, results of operations and prospects could be materially and adversely affected. Moreover, the implementation of the Dodd-Frank Act will likely result in significant changes to the banking industry as a whole, which, depending on how its provisions are implemented by the agencies, could adversely affect the Company’s business.

In addition, the Company competes with a number of financial services companies that are not subject to the same degree of regulatory oversight to which the Company is subject. The impact of the existing regulatory framework and any future changes to it could negatively affect the Company’s ability to compete with these institutions, which could have a material and adverse effect on the Company’s results of operations and prospects.

The ultimate effect of the Dodd-Frank Act on FDIC insurance assessments is not yet known.

The Dodd-Frank Act changed the method of calculation for FDIC insurance assessments. Under the previous system, the assessment base was domestic deposits minus a few allowable exclusions, such as pass-through reserve balances. Under the Dodd-Frank Act, assessments are to be calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity. On November 9, 2010, the FDIC published proposed regulations seeking to implement these changes. In addition to providing for the required change in assessment base, the FDIC has proposed to modify or eliminate the assessment adjustments based on unsecured debt, secured liabilities and brokered deposits; to add a new adjustment for holding unsecured debt issued by another insured depository institution; and to lower the initial base assessment rate schedule in order to collect approximately the same amount of revenue under the new base as under the old base, among other changes. These proposed changes may or may not ultimately be included in the FDIC’s final regulations implementing this provision of the Dodd-Frank Act.

The ultimate effect of the Bureau of Consumer Financial Protection established by the Dodd-Frank Act is not yet known.

The Bureau of Consumer Financial Protection established by the Dodd-Frank Act has extensive powers that could affect many areas of the Bank’s business and, depending on what changes are implemented by the bureau, could adversely affect the Company’s business.

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

The results of operations of Bancshares are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East and the current conditions in the financial markets and economic conditions generally, we cannot predict possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the U.S. government and other governments in responding to such conditions may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

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

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves, and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC, and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, has been named as a co-defendant. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants moved to compel arbitration, and the trial court denied defendants’ motion. The defendants appealed this decision, and, on September 29, 2010, the Alabama Supreme Court affirmed the trial court’s denial of defendants’ motion. Following the return of the case to the active docket, on November 30, 2010, ALC and the Bank moved to dismiss the lawsuit. Graves has not yet responded to the motion to dismiss, and the motion has not yet been set for hearing. Additionally, on January 24, 2011, ALC and the Bank filed a crossclaim against Corey Mitchell seeking, among other relief, defense and indemnification for any damages suffered in the underlying lawsuit. The defendants deny the allegations against them in the underlying lawsuit and intend to vigorously defend themselves in this matter. Given the pendency of the motion to dismiss and the lack of discovery conducted, it is too early to assess the likelihood of a resolution of this matter or the possibility of an unfavorable outcome.

On April 1, 2008, E. Mark Ezell, Mark Ezell Family, LLC, Nena M. Morris, Mark Ezell Investment & Property Management, LLC, Patricia W. Ezell, J.W. Ezell, Ranier W. Ezell and Bradley H. Ezell, all shareholders of the Company (collectively, the “Shareholder Plaintiffs”), filed a lawsuit in the Circuit Court of Choctaw County, Alabama against the Company, ALC, Robert Steen and Mauldin & Jenkins, LLC seeking an unspecified amount of compensatory and punitive damages. On October 31, 2008, the Shareholder Plaintiffs amended their complaint to add Terry Phillips, President and Chief Executive Officer of the Company, as a co-defendant. The complaint, as amended, sought both direct and derivative relief and included allegations that the defendants committed fraud and various other breaches relating to loans made by ALC, resulting in damage to both the Shareholder Plaintiffs individually and to the Company. On January 16, 2009, the trial court granted in part a motion filed by the Company and ALC seeking to dismiss certain of the Shareholder Plaintiffs’ claims. Specifically, the court dismissed the Shareholder Plaintiffs’ derivative and fraud claims and ordered that the Shareholder Plaintiffs re-plead their remaining claims with sufficient factual particularity. The court also granted a motion filed by the Company and ALC seeking to have the lawsuit transferred from the Circuit Court of Choctaw County, Alabama to the Circuit Court of Clarke County, Alabama. On January 19, 2009, the lawsuit was transferred to the Circuit County of Clarke County. Upon transfer, all circuit court judges of Clarke County recused themselves based on an existing practice that they not hear cases involving a party who is also an attorney practicing within Alabama’s First Judicial Circuit (one of the Shareholder Plaintiffs is an attorney practicing within the First Judicial Circuit). On February 10, 2010, the Chief Justice of the Alabama Supreme Court appointed Judge Braxton Kittrell to preside over the case. On October 18, 2010, all parties to the action, including the Shareholder Plaintiffs, agreed to a joint dismissal of the case with prejudice and subsequently filed papers with the court acknowledging the stipulation. The joint stipulation did not arise from the Company or ALC paying damages, costs or fees to the Shareholder Plaintiffs. On November 2, 2010, Judge Kittrell granted the parties’ joint stipulation and dismissed the action, in its entirety, with prejudice.

On February 17, 2011, Wayne Allen Russell, Jr. (“Russell”) filed a lawsuit in the Circuit Court of Tuscaloosa County, Alabama against the Bank and Bill Morgan, who currently serves as the Bank’s Business Development Officer. The allegations in the lawsuit relate to a mortgage on a parcel of real estate, executed by Russell in favor of the Bank as security for a loan, and certain related transactions, including foreclosure proceedings executed by the Bank. The complaint includes a demand for compensatory and punitive damages and costs. Because the lawsuit was only recently filed, the defendants have not yet responded to the complaint. Although the defendants intend to vigorously defend themselves in this matter, it is too early to assess the likelihood of a resolution of this matter or the possibility of an unfavorable outcome.

Bancshares and its subsidiaries also are parties to other litigation, and Bancshares intends to vigorously defend itself in all such litigation. In the opinion of Bancshares, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on Bancshares’ consolidated financial statements or results of operations.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 14, 2011, Bancshares had approximately 883 shareholders of record.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per share for Bancshares’ common stock as reported on the Nasdaq Capital Market, and the cash dividends declared per share in each such quarter.

	High	Low	Dividends Declared Per Share
2009
First Quarter	$20.19	$13.50	$0.27
Second Quarter	25.08	13.21	0.11
Third Quarter	25.00	20.71	0.11
Fourth Quarter	22.93	14.93	0.11

2010
First Quarter	$17.69	$13.40	$0.11
Second Quarter	16.78	8.14	0.11
Third Quarter	11.49	7.81	0.11
Fourth Quarter	11.50	8.50	0.11

The last reported sales price of Bancshares’ Common Stock as reported on the Nasdaq Capital Market on March 11, 2011, was $8.99.

Dividends are paid at the discretion of Bancshares’ Board of Directors, based on Bancshares’ operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are Bancshares’ primary source of funds for the payment of dividends to its shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to Bancshares. In addition, federal and state regulatory agencies have the authority to prevent Bancshares from paying a dividend to its shareholders. While Bancshares intends to continue paying dividends, it can make no assurances that it will be able to or be permitted to do so in the future. See Note 14, “Shareholders’ Equity,” in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K.

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2010.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
October 1-31, 2010	5,352	(2)	$9.56	0	242,303
November 1-30, 2010	0		—	0	242,303
December 1-31, 2010	9,887	(3)	$10.11	0	242,303

Total	15,239		$9.92	0	242,303

(1)	On December 17, 2010, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2011, the expiration date of the extended repurchase program.
(2)	252 shares were purchased by a trust that is part of Bancshares’ general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan; 5,100 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).
(3)	9,887 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

Item 6.	Selected Financial Data.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year-Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands of Dollars, Except Per Share Amounts)
CONSOLIDATED STATEMENTS OF INCOME
Interest Income	$44,828	$47,474	$52,116	$59,983	$59,219
Interest Expense	10,073	13,200	16,912	19,464	15,992

Net Interest Income	34,755	34,274	35,204	40,519	43,227
Provision for Loan Losses	10,658	9,101	8,901	21,152	3,726
Non-Interest Income	10,166	8,430	6,260	5,566	5,621
Non-Interest Expense	32,122	27,451	25,254	26,180	24,157

Income (Loss) Before Income Taxes	2,141	6,152	7,309	(1,247)	20,965
Provision For (Benefit From) Income Taxes	194	1,562	2,123	(1,220)	7,095

Net Income (Loss)	$1,947	$4,590	$5,186	$(27)	$13,870

Less: Net Loss Attributable to Non-Controlling Interest	(125)	(164)	(184)	(376)	(375)

Net Income Attributable to USBI	$2,072	$4,754	$5,370	$349	$14,245

Basic and Diluted Weighted Net Income Attributable to USBI Per Share	$0.34	$0.79	$0.89	$0.06	$2.24
Average Shares Outstanding	6,014	6,018	6,039	6,174	6,367

CONSOLIDATED STATEMENTS OF CONDITION
Total Assets	$626,993	$691,754	$668,002	$659,896	$646,296
Loans, Net	395,951	402,504	399,483	427,588	441,574
Deposits	503,530	513,053	485,117	478,554	450,062
Long-Term Debt	30,000	85,000	90,000	77,518	87,553
Shareholders’ Equity	79,776	81,464	78,664	79,569	91,596

AVERAGE BALANCES
Total Assets	$669,739	$683,456	$668,473	$660,872	$635,588
Earning Assets	595,667	614,471	600,559	601,131	578,949
Loans, Net of Unearned Discount	411,910	407,777	414,321	449,577	444,094
Deposits	517,397	498,993	485,012	479,939	443,273
Long-Term Debt	54,877	89,671	88,985	77,148	84,010
Shareholders’ Equity	83,162	80,628	78,671	85,648	88,768

PERFORMANCE RATIOS
Net Income to:
Average Total Assets	0.31%	0.70%	0.80%	0.05%	2.24%
Average Shareholders’ Equity	2.49%	5.90%	6.83%	0.41%	16.05%
Average Shareholders’ Equity to:
Average Total Assets	12.42%	11.80%	11.77%	12.96%	13.97%
Dividend Payout Ratio	128.06%	76.12%	121.70%	2,104.78%	47.89%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview

United Security Bancshares, Inc., a Delaware corporation (“Bancshares,” “USBI” or the “Company”), is a bank holding company with its principal offices in Thomasville, Alabama. Bancshares operates one commercial banking subsidiary, First United Security Bank (the “Bank” or “FUSB”). At December 31, 2010, the Bank operated and served its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC operates twenty-two finance company offices located in Alabama and Southeast Mississippi. The headquarters of ALC is located in Jackson, Alabama. The Bank is the funding source for ALC.

In 2010, ALC contributed approximately $3.5 million to consolidated net income, and the Bank generated a net loss of approximately $1.2 million. The Bank provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals, while ALC’s business is consumer oriented.

The Company’s primary business is banking; therefore, loans and investments are its principal sources of income. FUSB Reinsurance, Inc. (“FUSB Reinsurance”), an Arizona corporation and a wholly-owned subsidiary of the Bank, reinsures or “underwrites” credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and a primary third-party insurer retains the remaining risk. The third-party insurer is also responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

At December 31, 2010, Bancshares had consolidated assets of $627.0 million, deposits of $503.5 million and shareholders’ equity of $79.8 million. Total assets decreased by $64.8 million, or 9.4%, in 2010. Net income attributable to USBI decreased from $4.8 million in 2009 to $2.1 million in 2010. Net income attributable to USBI per share decreased from $0.79 in 2009 to $0.34 in 2010.

Delivery of the best possible banking services to customers remains an overall operational focus of the Bank. We recognize that attention to details and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to employ the most current technology, both in its financial services and in the training of its 297 full-time equivalent employees, to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the current consolidated financial position, changes in financial position and results of operations of Bancshares and should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of this discussion is on the years 2010, 2009 and 2008. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

Forward-Looking Statements

This Annual Report, annual and periodic reports filed by Bancshares and its subsidiaries under the Securities and Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Bancshares may include “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect Bancshares’ current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

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

4.	The ability of Bancshares to achieve its expected operating results in the markets in which Bancshares operates and Bancshares’ ability to expand into new markets and to maintain profit margins; and

5.	Since 2008, the residential and commercial mortgage market in the United States has experienced a variety of worsening economic conditions that may adversely affect the performance and market value of our residential and commercial mortgage loans. Across the United States, delinquencies, foreclosures and losses with respect to residential and commercial mortgage loans generally have increased during the last three years and may continue to increase. In addition, since 2008, prices and appraisal values in many states have declined or stopped appreciating. It is possible that values may remain stagnant or decline in the near term. An extended period of flat or declining values may result in increased delinquencies, losses on residential and commercial mortgage loans and reduced value of collateral that secure real estate loans.

In addition, Bancshares’ business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2010.

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

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America and general banking practices. These areas include accounting for the allowance for loan losses, other real estate owned, goodwill, derivatives, deferred income taxes and supplemental compensation benefits agreements.

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

Other real estate owned (“OREO”) that consists of properties obtained through foreclosure or in satisfaction of loans is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other non-interest expense along with holding costs. Any gains or losses on disposal realized at the time of disposal are reflected in non-interest expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2010. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of OREO.

Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax asset. Management believes that the Company’s subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits. As management periodically evaluates the ability of the Bank to realize the deferred tax asset, subjective judgments are made that may impact the resulting provision for income tax.

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

Overview of 2010

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

For the year ended December 31, 2010, net income attributable to USBI was $2.1 million, compared with net income attributable to USBI of $4.8 million for the year ended December 31, 2009. Basic and diluted net income attributable to USBI per common share was $0.34 for the year ended December 31, 2010, compared with $0.79 for 2009. The decline in net income attributable to USBI resulted from increased provision for loan losses and increased non-interest expense, offset by increased non-interest income.

Other results for the year ended December 31, 2010 were as follows:

•	Total assets decreased 9.4% to $627.0 million since the 2009 year-end.

•	Deposits decreased 1.9% to $503.5 million, compared with $513.1 million at December 31, 2009.

•	Gross loans decreased 1.0% to $408.4 million, compared with $412.5 million at December 31, 2009.

•

At year-end 2010, our total risk-based capital was 17.24%, significantly above a number of financial institutions in our peer group and well above the minimum requirements of 10%, to achieve the highest rating of “well-capitalized.”

•

Our net interest income increased 1.4% to $34.8 million in 2010, compared with $34.3 million in 2009. The increase in net interest income was due primarily to a 52 basis point decline in the cost of interest bearing liabilities.

•

Provision for loan losses increased to $10.7 million for the year ended December 31, 2010, or 2.6%, annualized of average loans, compared with $9.1 million, or 2.2% annualized of average loans, for the year ended December 31, 2009.

•

Non-interest income rose 20.6% to $10.2 million in 2010, compared with $8.4 million in 2009. This increase in non-interest income resulted primarily from a $4.2 million insurance settlement received in the first quarter of 2010. This was an increase over the $2.7 million received in 2009 in connection with the settlement of a lawsuit.

•

Non-interest expense increased 17.0% to $32.1 million in 2010, compared with $27.4 million in 2009. This increase was due to impairment on OREO and realized loss on the sale of OREO, which increased significantly over 2009 and previous years.

•	Shareholders’ equity totaled $79.8 million, or book value of $13.27 per share, at December 31, 2010. Return on average assets in 2010 was 0.31%, and return on average shareholders’ equity was 2.49%.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Summary of Operating Results

	Year-Ended December 31,
	2010	2009	2008
	(In Thousands of Dollars)
Interest Income	$44,828	$47,474	$52,116
Interest Expense	10,073	13,200	16,912

Net Interest Income	34,755	34,274	35,204
Provision for Loan Losses	10,658	9,101	8,901

Net Interest Income After Provision for Loan Losses	24,097	25,173	26,303
Non-Interest Income	10,166	8,430	6,260
Non-Interest Expense	32,122	27,451	25,254

Income Before Income Taxes	2,141	6,152	7,309
Provision for Income Taxes	194	1,562	2,123

Net Income	$1,947	$4,590	$5,186

Less: Net Loss Attributable to Noncontrolling Interest	(125)	(164)	(184)

Net Income Attributable to USBI	$2,072	$4,754	$5,370

Net Interest Income

Net interest income is an effective measurement of how well management has matched interest-earning assets and interest-bearing liabilities and is the Company’s principal source of income. Fluctuations in interest rates materially affect net interest income. Although market rates were stable during 2010, the yield on earning assets declined 20 basis points, while the cost of interest-earning liabilities declined 52 basis points, as longer- term time deposits repriced at lower rates, improving the net interest margin 25 basis points, from 5.58% in 2009 to 5.83% in 2010.

Net interest income increased 1.4% to $34.8 million in 2010, compared to a decline of 2.6% in 2009 and a decline of 13.1% in 2008. The increase in net interest income in 2010 was primarily due to a 52 basis point decline in the cost of interest-bearing liabilities, primarily time deposits.

The Company’s loan portfolio decreased by $4.1 million, or 1.0%, during 2010, and investment securities decreased during 2010 by $58.9 million, or 30.1%.

Overall, volume, rate and yield changes in interest-earning assets and interest-bearing liabilities contributed to the increase in net interest income during 2010. As to volume, the Company’s average earning assets decreased $18.8 million during 2010, or 3.1%, while average interest-bearing liabilities decreased $16.8 million, or 3.2%.

The Bank’s ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percentage of average earning assets. The interest margin was 5.8% in 2010, 5.6% in 2009 and 5.9% in 2008.

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

An additional factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement is a more accurate reflection of the effect that market interest rate movements have on interest rate-sensitive assets and liabilities. The interest rate spread was 5.6% in 2010, 5.3% in 2009 and 5.4% in 2008. The average amount of interest-bearing liabilities, as noted in the table “Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities,” decreased 3.2% in 2010, while the average rate of interest paid decreased from 2.5% in 2009 to 2.0% in 2010. Average interest-earning assets decreased 3.1% in 2010, while the average yield on earning assets decreased from 7.7% in 2009 to 7.5% in 2010.

The percentage of earning assets funded by interest-bearing liabilities also affects the Bank’s interest margin. The Bank’s earning assets are funded by interest-bearing liabilities, non-interest-bearing demand deposits and shareholders’ equity. The net return on earning assets funded by non-interest-bearing demand deposits and shareholders’ equity exceeds the net return on earning assets funded by interest-bearing liabilities. The Bank’s percentage of earning assets funded by interest-bearing liabilities has decreased slightly since 2009. In 2010, 86.4% of the Bank’s average earning assets was funded by interest-bearing liabilities, compared with 86.5% in 2009 and 85.6% in 2008.

Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	December 31,
	2010			2009			2008
	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %
	(In Thousands of Dollars, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans (Note A)	$411,910	$38,086	9.25%	$407,777	$38,795	9.51%	$414,321	$43,281	10.45%
Taxable Investments	152,947	5,859	3.83%	178,122	7,979	4.48%	171,196	8,240	4.81%
Non-Taxable Investments	21,406	883	4.12%	14,207	700	4.93%	13,786	595	4.32%
Federal Funds Sold	9,404	—	0.00%	14,365	—	0.00%	1,256	—	0.00%

Total Interest-Earning Assets	595,667	44,828	7.53%	614,471	47,474	7.73%	600,559	52,116	8.68%

Non-Interest-Earning Assets:
Other Assets	74,072			68,985			67,914

Total	$669,739			$683,456			$668,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$116,020	$1,179	1.02%	$104,988	$1,084	1.03%	$89,926	$1,211	1.35%
Savings Deposits	50,637	348	0.69%	48,319	340	0.70%	47,409	463	0.98%
Time Deposits	292,237	6,073	2.08%	287,460	8,157	2.84%	285,602	11,433	4.00%
Borrowings	55,565	2,473	4.45%	90,475	3,619	4.00%	91,418	3,805	4.16%

Total Interest-Bearing Liabilities	514,459	10,073	1.96%	531,242	13,200	2.48%	514,355	16,912	3.29%

Non-Interest-Bearing Liabilities:
Demand Deposits	58,503			58,226			62,075
Other Liabilities	13,615			13,360			13,372
Shareholders’ Equity	83,162			80,628			78,671

Total	$669,739			$683,456			$668,473

Net Interest Income (Note B)		$34,755			$34,274			$35,204

Net Yield on Interest-Earning Assets			5.83%			5.58%			5.86%

Note A – For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans amounted to $12,078,874, $11,913,589 and $11,621,474 for 2010, 2009 and 2008, respectively.

Note B – Loan fees of $3,247,517, $3,355,024 and $3,317,709 for 2010, 2009 and 2008, respectively, are included in interest income amounts above.

Changes in Interest Earned and Interest Expense Resulting from Changes in Volume and Changes in Rates

The following table sets forth the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 2010 versus 2009, 2009 versus 2008 and 2008 versus 2007.

	2010 Compared to 2009 Increase (Decrease) Due to Change In:			2009 Compared to 2008 Increase (Decrease) Due to Change In:			2008 Compared to 2007 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net	Volume	Average Rate	Net
	(In Thousands of Dollars)
Interest Earned On:
Loans	$393	$(1,102)	$(709)	$(684)	$(3,802)	$(4,486)	$(4,103)	$(4,933)	$(9,036)
Taxable Investments	(1,128)	(992)	(2,120)	333	(594)	(261)	1,833	(527)	1,306
Non-Taxable Investments	355	(172)	183	18	87	105	(107)	(30)	(137)

Total Interest- Earning Assets	(380)	(2,266)	(2,646)	(333)	(4,309)	(4,642)	(2,377)	(5,490)	(7,867)

Interest Expense On:
Demand Deposits	114	(19)	95	203	(330)	(127)	117	463	580
Savings Deposits	16	(8)	8	9	(132)	(123)	(3)	(39)	(42)
Time Deposits	136	(2,219)	(2,083)	74	(3,350)	(3,276)	(309)	(2,619)	(2,928)
Other Borrowings	(1,397)	250	(1,147)	(39)	(147)	(186)	500	(662)	(162)

Total Interest- Bearing Liabilities	(1,131)	(1,996)	(3,127)	247	(3,959)	(3,712)	305	(2,857)	(2,552)

(Decrease) Increase in Net Interest Income	$751	$(270)	$481	$(580)	$(350)	$(930)	$(2,682)	$(2,633)	$(5,315)

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual net losses experienced during the year and management’s judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $8.2 million in 2010, and a provision of $10.7 million was expensed for loan losses in 2010, compared to $9.1 million in 2009 and $8.9 million in 2008. Net charge-offs at the Bank were $5.4 million for the year ending December 31, 2010, compared to $3.3 million for the year ending December 31, 2009. ALC had net charge-offs of $2.8 million for the year ending December 31, 2010, compared to $4.3 million for the year ending December 31, 2009. Net charge-offs as a percentage of average loans were 2.0%, 1.87% and 2.15% for the years ended December 31, 2010, 2009 and 2008, respectively.

The ratio of the allowance to loans net of unearned income at December 31, 2010 and 2009 was 3.01% and 2.40%, respectively. For additional information regarding the Company’s allowance for loan losses, see “Loans and Allowance for Loan Losses.”

Non-Interest Income

The following table presents the major components of non-interest income for the years indicated.

	Year-Ended December 31,
	2010	2009	2008
	(In Thousands of Dollars)
Service Charges and Other Fees on Deposit Accounts	$3,061	$2,871	$3,285
Credit Life Insurance Commissions and Fees	939	997	1,020
Bank-Owned Life Insurance	503	487	500
Investment Securities Gains, Net	257	54	19
Other Income	5,406	4,021	1,436

Total Non-Interest Income	$10,166	$8,430	$6,260

Total non-interest income increased $1.7 million, or 20.6%, in 2010, increased 60.3% in 2009 and decreased 5.5% in 2008. Service charges and fees on deposit accounts increased $190,000, or 6.6%, in 2010, decreased 12.6% in 2009 and increased 0.2% in 2008. In 2010, fees generated from customer overdrafts and non-sufficient funds increased $225,000 and regular account service charges decreased $63,000. The increase in overdraft and non-sufficient funds charges in 2010 reversed a trend experienced in 2009 and 2008. Regular account service charges continued to decline as customers switched from accounts with a monthly service charge to a no service charge account. This account, introduced in the fourth quarter of 2007, has allowed the Bank to attract new customers and has otherwise been profitable by requiring electronic statements and encouraging ATM and debit card use, which generates additional fees.

Fees and commissions from the sale of credit life insurance declined $58,000 in 2010, compared to a decline of $23,000 in 2009. Lower consumer loan demand experienced in 2010 was the cause for the decline in insurance fees. Approximately 97% of these commissions are generated from loans originated at ALC.

Earnings from the Company’s bank-owned life insurance policies increased $16,000, or 3.3%, during 2010, compared to a decrease of 2.6% in 2009 and an increase of 5.0% in 2008. The return on these policies was affected by the low interest rate environment in 2009, which improved in 2010.

Net gains on security sales were $257,000, $54,000 and $19,000 in 2010, 2009 and 2008, respectively. Income generated in the area of securities gains and losses is dependent on factors that include investment portfolio strategies, interest rate changes and asset liability management strategies.

Other income includes fee income generated from other banking services, such as letters of credit, ATMs, debit and credit cards, check cashing and wire transfers. Other income increased $1.4 million, or 34.4%, in 2010, compared to an increase of 180.2% in 2009 and an increase of 17.9% in 2008. ATM and debit card fees increased $17,000, or 3.5%, in 2010 and $68,000, or 15.8%, in 2009, as use of these products increased. Included in other income for 2010 were the $4.2 million proceeds from an insurance settlement received in the first quarter. Also included in other income for 2009 were the net proceeds in the amount of $2.7 million received from the settlement of a lawsuit in the second quarter of 2009.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years indicated.

	Year-Ended December 31,
	2010	2009	2008
	(In Thousands of Dollars)
Salaries and Employee Benefits	$13,765	$13,594	$12,976
Occupancy	1,860	1,901	1,838
Furniture and Equipment	1,260	1,274	1,405
Impairment on Limited Partnerships	250	97	162
Legal, Accounting and Other Professional Fees	1,569	1,910	2,294
Stationery and Supplies	546	551	603
Telephone/Communication	664	691	645
Advertising	397	398	433
Collection and Recovery	523	508	426
Impairment on Other Real Estate	3,538	637	104
Realized Loss (Gain) on Sale of OREO	1,675	635	(204)
FDIC Insurance Assessments	1,056	1,093	71
Other	5,019	4,162	4,501

Total Non-Interest Expense	$32,122	$27,451	$25,254

Efficiency Ratio	71.5%	66.5%	60.4%
Total Non-Interest Expense to Average Assets	4.8%	4.0%	3.8%

Non-interest expense increased $4.7 million, or 17.0%, to $32.1 million in 2010, from $27.4 million in 2009. Non-interest expense increased 8.7% in 2009 and declined 2.1% in 2008. The increase in 2010 is due primarily to the impairment loss on OREO of $3.5 million and $1.7 million realized loss on the sale of OREO. Realized loss on the sale of OREO increased from $635,000 in 2009. Impairment write down of OREO increased $2.9 million in 2010, increased $533,000 in 2009 and declined $695,000 in 2008. The severely depressed real estate market, along with the continued decline in real estate values, have had a negative effect on these sales. If the economy remains weak and real estate values continue to decline, further impairment and losses could result. The increase in non-interest expense 2009 was due primarily to increased salaries and employee benefits and FDIC insurance assessments. The 2008 decline resulted from decreased incentive awards compared to 2007.

Premiums paid to the FDIC in the form of deposit assessments remained stable in 2010 compared to 2009. These assessments were $1.1 million in 2010 and 2009, compared to $71,000 in 2008. The number of problem banks increased significantly in 2009 and threatened to deplete the FDIC insurance fund below required levels. The FDIC raised regular assessments and imposed a special one-time assessment to replenish the insurance fund. Estimated assessments for 2011 are $1.0 million.

Total compensation and benefits expense increased $171,000, or 1.3%, in 2010, compared to an increase of 4.8% in 2009 and a decrease of 3.9% in 2008. In 2010, salary expense increased $267,000, or 2.4%, health insurance expense decreased $196,000, or 13.8%, and all other compensation and benefit costs increased $116,000, or 9.8%, when compared with 2009. The increase in salary expense in 2010 was the result of normal merit raises and increased staffing. The increase in salary expense in 2009 was due primarily to the impact of twelve months of salary associated with two executive officers added in 2008, coupled with normal merit raises. The decrease in 2008 was due to decreased incentive awards. Incentive awards declined to $55,000 in 2008, reduced from $928,000 in 2007, because the Bank was unable to meet most of its performance objectives. No incentives were awarded to ALC personnel for 2009 or 2008. No incentive bonuses were awarded at the Bank or ALC for 2010 or 2009, and no incentive plan has been approved for 2011. At December 31, 2010, the Company had 297 full-time equivalent employees, compared to 290 full-time equivalent employees at December 31, 2009 and 286 full-time equivalent employees at December 31, 2008.

Occupancy expense remained unchanged from 2009 to 2010 at $1.9 million. The reduction in 2008 resulted from lower maintenance and repair costs. Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes and other expenses associated with maintaining the nineteen banking offices and twenty-two ALC finance company offices. The Company utilizes both acquired and leased space in operating these locations. The Bank owns all of its banking offices, with the exception of the Columbiana office and the parking lot in Brent, which are leased. All ALC offices are leased with the exception of the Jackson office, which was purchased in 2009 (costs associated with operating lease agreements can be reviewed in detail in Note 17, “Operating Leases,” in the “Notes to Consolidated Financial Statements”).

Furniture and equipment expense remained unchanged from 2009 to 2010 at $1.3 million, compared to a 0.6% increase in 2008. In 2010, depreciation expense declined $74,000, and maintenance contracts and repair costs increased $50,000, all compared with 2009.

The Bank invests in limited partnerships that operate qualified affordable housing projects. These partnerships receive tax benefits in the form of tax deductions from operating losses and tax credits. Although the Bank accounts for certain of these investments utilizing the cost method, management analyzes the Bank’s investments in limited partnerships for potential impairment on an annual basis. The investment balances in these partnerships were $1.8 million at December 31, 2010, $1.9 million at December 31, 2009 and $2.0 million at December 31, 2008. Losses in these investments amounted to $250,000, $97,000 and $162,000 for 2010, 2009 and 2008, respectively.

Provision for Income Taxes

Income tax expense decreased to $194,000 for 2010. This decrease resulted from lower levels of taxable income as compared to 2009. The calculation of the income tax provision requires the use of estimates and judgments of management. As part of the Company’s overall business strategy, management must take into account tax law and regulations that apply to specific tax issues faced by the Company in each year. This analysis includes an evaluation of the amount and timing of the realization of income tax assets or liabilities. Management closely monitors tax developments and evaluates the effect that they may have on the Company’s overall tax position. A more detailed discussion of the Company’s provision for income taxes is included in Note 11, “Income Taxes,” in the “Notes to Consolidated Financial Statements.”

Loans and Allowance for Loan Losses

Total loans outstanding net of unearned interest decreased by $4.1 million in 2010 with a loan portfolio totaling $408.4 million as of December 31, 2010. Total loans at the Bank grew 0.7% to $323.8 million in 2010, representing 79.3% of the Company’s loans. Loans at ALC declined 6.8% to $84.6 million in 2010. For 2010, on an average basis, loans represented 69.2% of the Company’s earning assets and provided 85.0% of the Company’s interest income.

Real estate loans decreased 1.3% to $303.7 million in 2010. The Bank’s real estate loan portfolio is comprised of construction loans to both businesses and individuals for commercial and residential development, commercial buildings and apartment complexes, with most of this activity being commercial. Real estate loans also consist of other loans secured by real estate, such as one-to-four family dwellings, including mobile homes, loans on land only, multi-family dwellings, non-farm, non-residential real estate and home equity loans. Real estate loans at the Bank grew $5.3 million, or 2.1%, in 2010 to a balance of $256.7 million at December 31, 2010. Real estate loans at ALC are primarily secured by residential properties, mobile homes and land. These loans declined 16.6% to $47.1 million as of year end 2010. As in previous years, quality real estate lending continues to be a priority of the Company’s lending team and management. Real estate loans remain the largest component of the Company’s loan portfolio, comprising 74.4% of total loans outstanding.

Consumer loans represent the second largest component of the Company’s loan portfolio. These loans include loans to individuals for household, family and other personal expenditures, including credit cards and other related credit plans. Consumer loans increased $3.0 million at ALC and declined $1.3 million at the Bank during 2010. ALC’s consumer loans represent 66.4% of the total consumer loans, with a balance at year-end 2010 of $41.8 million. These loans at the Bank amounted to $21.2 million at December 31, 2010. The increase at ALC was the result of a shift away from real estate loans to consumer loans.

Commercial, financial and agricultural loans decreased by 6.5% during 2010 to $44.4 million at December 31, 2010. Loans to tax exempt entities such as municipalities and counties decreased $732,000 in 2010 and decreased $3.5 million in 2009. All other commercial loans declined $2.3 million in 2010. All of the commercial loans originated at the Bank.

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

Loan officers and other personnel handling loan transactions undergo frequent training dedicated to improving credit quality, as well as the yield of the loan portfolio. The Bank utilizes a written loan policy, which attempts to guide lending personnel in applying consistent underwriting standards. This policy is intended to aid loan officers and lending personnel in making sound credit decisions and to assure compliance with state and federal regulations. The Bank’s loan policy is reviewed, at a minimum, on an annual basis to ensure timely modifications to the Bank’s lending standards.

ALC’s management oversees its loan portfolio through a loan committee comprised of members of ALC’s Board of Directors and ALC’s district and office managers. It is aided by a formal loan policy, which has been revised and expanded as a direct result of the loan irregularities that occurred in the northern district of ALC in 2007. Other changes in ALC’s organizational structure were made during 2007 to increase the number of personnel supervising ALC’s operations. A new position of Chief Operating Officer (“COO”), who reports to the Chief Executive Officer of ALC, was created. ALC’s individual branches are supervised by three district managers who report to the ALC COO. Because of the very nature of ALC’s business, many of the borrowers served by ALC could be deemed to demonstrate some of the same characteristics as subprime borrowers. Although the Company and ALC believe that serving the communities in which ALC is located includes service to these customers, ALC’s loan committee and loan officers remain diligent in making careful loan decisions based on the criteria set forth in ALC’s loan policy. However, as a result of the differences in some customers of ALC as compared to customers of the Bank, loan losses at ALC are generally higher than those experienced by the Bank. For example, year-to-date net loan losses at ALC are 3.0% of total loans outstanding, which is higher than the default rate of the Bank.

The following table shows the Company’s loan distribution as of December 31, 2010, 2009, 2008, 2007, and 2006.

	Year-Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands of Dollars)
Real Estate	$303,719	$307,795	$299,740	$319,665	$311,989
Installment (Consumer)	64,912	62,098	70,789	82,483	109,643
Commercial, Financial and Agricultural	44,392	47,484	43,871	40,648	34,933
Less: Unearned Interest, Commissions and Fees	4,609	4,869	6,385	6,673	7,326

Total	$408,414	$412,508	$408,015	$436,123	$449,239

The amounts of total loans (excluding installment loans) outstanding at December 31, 2010, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years and (3) more than five years, are shown in the following table.

	Maturing
	Within One Year	After One but Within Five Years	After Five Years	Total
	(In Thousands of Dollars)
Commercial, Financial and Agricultural	$33,664	$10,685	$43	$44,392
Real Estate-Mortgage	145,043	108,482	50,194	303,719

Total	$178,707	$119,167	$50,237	$348,111

Variable rate loans totaled approximately $90.5 million and are included in the one-year category.

Non-Performing Assets

Accruing loans past due 90 days or more at December 31, 2010 totaled $5.2 million. These loans are secured, and, taking into consideration the collateral value and the financial strength of the borrowers, management believes that there will be no loss in these accounts and has allowed the loans to continue accruing.

Impaired loans totaled $49.2 million, $35.4 million and $24.4 million as of December 31, 2010, 2009 and 2008, respectively. There was approximately $4.1 million, $2.6 million and $1.6 million in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2010, 2009 and 2008, respectively. Loans totaling $29.3 million, $20.0 million and $9.1 million for 2010, 2009 and 2008, respectively, although considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, have no measurable impairment, and no allowance for loan losses is specifically allocated to these loans. The average recorded investment in impaired loans for 2010, 2009 and 2008 was approximately $32.2 million, $23.1 million and $16.8 million, respectively. Income recognized on impaired loans in 2010 amounted to approximately $2.0 million.

Non-performing assets as a percentage of net loans and other real estate was 10.2% at December 31, 2010, compared to 9.8% at December 31, 2009. While non-performing assets increased $2.1 million in 2010 compared to 2009, loans on non-accrual decreased $625,000, and loans past due 90 days or more declined $1.5 million. Other real estate acquired in settlement of loans consisted of 11 residential properties and 47 commercial properties totaling $19.0 million at the Bank and 152 residential properties and 11 commercial properties totaling $6.6 million at ALC. Management is making every effort to dispose of these properties in a timely manner, but the national recession and the severely depressed real estate market is negatively impacting this process. Management reviews these loans and reports to the Bank’s Board of Directors monthly. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If, at any time, management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset values downgraded.

The following table presents information on non-performing loans and real estate acquired in settlement of loans.

	December 31,
	2010	2009	2008	2007	2006
	(In Thousands of Dollars)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$13,572	$14,197	$10,258	$5,253	$7,318
Accruing Loans Past Due 90 Days or More	5,237	6,693	9,323	5,240	2,033
Real Estate Acquired in Settlement of Loans	25,632	21,439	18,131	11,156	1,318

Total	$44,441	$42,329	$37,712	$21,649	$10,669

Non-Performing Assets as a Percent of Net
Loans and Other Real Estate	10.24%	9.75%	8.85%	4.84%	2.37%

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2010	2009	2008
	(In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis	$13,572	$14,197	$10,258
Interest Income That Would Have Been Recorded Under Original Terms	799	707	690
Interest Income Reported and Recorded During the Year	88	232	302

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

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for each of the five years indicated.

	December 31,
	2010		2009		2008		2007		2006
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands, Except Percentages)
Commercial, Financial and Agricultural	$988	10%	$752	10%	$583	10%	$558	9%	$376	8%
Real Estate	8,338	74	5,688	75	5,632	73	5,688	72	4,468	68
Installment (Consumer)	3,137	16	3,564	15	2,317	17	2,289	19	2,820	24

Total	$12,463	100%	$10,004	100%	$8,532	100%	$8,535	100%	$7,664	100%

In establishing the allowance for loan losses, management created the following risk groups for evaluating the loan portfolio:

•

Large classified loans and impaired loans are evaluated individually, with specific reserves allocated based on management’s review, consistent with ASC Topic 310. At ALC, management identified a group of real estate loans that were evaluated for impairment under ASC Topic 310.

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

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for each of the five years indicated.

	December 31,
	2010	2009	2008	2007	2006
	(In Thousands of Dollars)
Balance of Allowance for Loan Loss at Beginning of Period	$10,004	$8,532	$8,535	$7,664	$7,694
Charge-Offs:
Commercial, Financial and Agricultural	(773)	(1,111)	(541)	(483)	(473)
Real Estate-Mortgage	(5,705)	(3,108)	(3,995)	(5,414)	(241)
Installment (Consumer)	(2,863)	(4,512)	(6,113)	(15,715)	(4,001)
Credit Cards	(1)	(10)	(7)	(22)	(21)

	(9,342)	(8,741)	(10,656)	(21,634)	(4,736)
Recoveries:
Commercial, Financial and Agricultural	82	33	62	29	78
Real Estate-Mortgage	290	28	123	159	78
Installment (Consumer)	770	1,040	1,566	1,163	811
Credit Cards	1	11	1	2	13

	1,143	1,112	1,752	1,353	980
Net Charge-Offs	(8,199)	(7,629)	(8,904)	(20,281)	(3,756)
Provision for Loan Losses	10,658	9,101	8,901	21,152	3,726

Balance of Allowance for Loan Loss at End of Period	$12,463	$10,004	$8,532	$8,535	$7,664

Ratio of Net Charge-Offs During Period to Average Loans Outstanding	1.97%	1.87%	2.15%	4.53%	0.85%

Investment Securities Available-for-Sale and Derivative Instruments

Investment securities, which are classified as available-for-sale, included, as of December 31, 2010, U.S. Treasury securities of $80,369, mortgage-backed securities of $113.4 million, state, county and municipal securities of $22.2 million and equity securities of $213,824. The securities portfolio is carried at fair market value and decreased $58.9 million from December 31, 2009 to December 31, 2010.

Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of agency-guaranteed mortgage-backed obligations and collateralized mortgage obligations (“CMOs”). The mortgage-backed obligations in which the Bank invests represent an undivided interest in a pool of residential mortgages or may be collateralized by a pool of residential mortgages (“mortgage-backed securities”). The Company does not invest in mortgage-backed securities that contain Alt-A type mortgages or subprime mortgages.

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

The composition of the Bank’s investment portfolio reflects the Bank’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Bank’s investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling the Bank’s interest rate position, while at the same time producing adequate levels of interest income. As of December 31, 2010, the investment portfolio had an estimated average maturity of 4.2 years.

Fair market values of securities can vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on liquidity or other funding needs. There were net unrealized gains, net of tax, of $3.4 million in the securities portfolio on December 31, 2010, versus $4.3 million net unrealized gains, net of tax, at year-end 2009.

The Bank has used certain derivative products for hedging purposes. These include interest rate swaps and caps. The use and detail regarding these products are fully discussed in the section entitled “Liquidity and Interest Rate Sensitivity Management” and in Note 2, “Summary of Significant Accounting Policies,” in the “Notes to Consolidated Financial Statements.” The Bank adopted the provisions of ASC Topic 815 Derivatives and Hedging, effective January 1, 2001, as required by the FASB. On that date, the Bank reassessed and designated derivative instruments used for risk management as fair-value hedges, cash-flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate.

Investment Securities

The following table sets forth the amortized costs of investment securities, as well as their fair value and related unrealized gains or losses on the dates indicated.

	Available-for-Sale
	December 31,
	2010	2009	2008
	(In Thousands of Dollars)
Mortgage-Backed Securities	$108,410	$159,739	$166,712
Obligations of States, Counties and Political Subdivisions	21,797	20,918	11,281
U.S. Treasury and Government Sponsored Agency Securities	80	7,059	2,126
Other Securities	132	132	132

Total Book Value	130,419	187,848	180,251

Net Unrealized Gains	5,458	6,905	3,962

Total Market Value	$135,877	$194,753	$184,213

	Held-to-Maturity
	December 31,
	2010	2009	2008
	(In Thousands of Dollars)
Obligations of States, Counties and Political Subdivisions	$1,210	$1,250	$—

Total Book Value	$1,210	$1,250	$—

Investment Securities Maturity Schedule

	Stated Maturity as of December 31, 2010
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands of Dollars, Except Yields)
Investment Securities Available-for-Sale:
U.S. Treasury and Government Sponsored Agency Securities	$80	1.13%	$—	0.00%	$—	0.00%	$—	0.00%
State, County and Municipal Obligations	495	4.81	3,898	5.58	7,178	5.70	11,825	6.58
Mortgage-Backed Securities	188	2.27	5,746	4.28	48,656	4.01	58,807	4.13

Total	$763	3.80%	$9,644	4.81%	$55,834	4.23%	$70,632	4.54%

Total Securities With Stated Maturity							$136,873	4.43%
Equity Securities							214	0.89

Total							$137,087	4.42%

Available-for-sale securities are stated at market value and tax equivalent market yields.

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2010	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Maturing in 3 months or less	$100	0.07%
Maturing in greater than 3 months to 1 year	663	0.48
Maturing in greater than 1 to 3 years	6,956	5.08
Maturing in greater than 3 to 5 years	2,688	1.96
Maturing in greater than 5 to 15 years	86,783	63.41
Maturing in over 15 years	39,683	29.00

Total	$136,873	100.00%

The following marketable equity securities, in thousands of dollars, have been excluded from the above maturity summary due to no stated maturity date.

Mutual Funds	$10
Other Marketable Equity Securities	204

Condensed Portfolio Repricing Schedule

Repricing Summary as of December 31, 2010	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Repricing in 30 days or less	$7,187	5.25%
Repricing in 31 days to 1 year	1,288	0.94
Repricing in greater than 1 to 3 years	7,918	5.78
Repricing in greater than 3 to 5 years	3,559	2.60
Repricing in greater than 5 to 15 years	89,423	65.34
Repricing in over 15 years	27,498	20.09

Total	$136,873	100.00%

Repricing in 30 days or less does not include:
Mutual Funds		$10
Repricing in 31 days to 1 year does not include:
Other Marketable Equity Securities		204

The tables above reflect all securities at market value on December 31, 2010.

Security Gains

Non-interest income from securities transactions was a gain for the years ended December 31, 2010, 2009 and 2008. Transactions affecting the Bank’s investment portfolio are directed by the Bank’s asset and liability management activities and strategies. Although short-term losses may occur from time to time, the “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

The table below shows the associated net gains for the years ended December 31, 2010, 2009 and 2008.

	December 31,
	2010	2009	2008
	(In Thousands of Dollars)
Investment Securities	$256,635	$54,076	$18,703

Volumes of sales, as well as other information regarding investment securities, are discussed further in Note 3, “Investment Securities,” in the “Notes to Consolidated Financial Statements.”

Deposits

Core deposits, which exclude time deposits of $100,000 or more and brokered deposits, provide for a relatively stable funding source that supports earning assets. The Company’s core deposits totaled $377.1 million, or 74.9% of total deposits, at December 31, 2010 and totaled $380.9 million, or 74.2% of total deposits, at December 31, 2009.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future, although economic and competitive factors could affect this funding source. The Company’s loan-to-deposit ratio was 78.6% at December 31, 2010 and 78.5% at the end of 2009.

Time deposits in excess of $100,000 and brokered deposits declined 4.4% to $126.4 million as of December 31, 2010. Included in these large deposits are $33.4 million in brokered certificates of deposit at year-end 2010, compared with $42.4 million at year-end 2009. Management has used brokered deposits as a funding source when rates and terms are more attractive than other funding sources.

The sensitivity of the Bank’s deposit rates to changes in market interest rates is reflected in its average interest rate paid on interest-bearing deposits. During 2010, as market interest rates remained unchanged, the Bank’s average rate on interest bearing deposits declined from 2.2% in 2009 to 1.7% in 2010, as longer term certificates of deposit matured and repriced at lower rates.

Management, as part of an overall program to emphasize the growth of transaction deposit accounts, continues to promote online banking and an online bill paying program, as well as enhance the telephone-banking product. In addition, continued effort is being placed on deposit promotions, direct-mail campaigns and cross-selling efforts.

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods in the following table.

	December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands of Dollars, Except Percentages)
Non-Interest Bearing Demand Deposit Accounts	$58,503		$58,226		$62,075
Interest-Bearing Demand Deposit Accounts	116,020	1.02%	104,988	1.03%	89,926	1.35%
Savings Deposits	50,637	0.69	48,319	0.70	47,409	0.98
Time Deposits	292,237	2.08	287,460	2.84	285,602	4.00

Total	$517,397	1.66%	$498,993	2.17%	$485,012	2.70%

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2010 are summarized as follows:

Maturities	Time Certificates of Deposit
3 Months or Less	$26,033,747
Over 3 Through 6 Months	26,572,796
Over 6 Through 12 Months	26,124,755
Over 12 Months	47,651,999

Total	$126,383,297

Other Borrowings

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, treasury, tax and loan deposits and Federal Home Loan Bank (“FHLB”) advances. This category continues to be utilized as an alternative source of funds. During 2010, the average other interest-bearing liabilities represented 10.8% of the average total interest-bearing liabilities, compared to 17.0% in 2009 and 17.8% in 2008. The advances from the FHLB are an alternative to funding sources with similar maturities such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Average treasury, tax and loan deposits decreased from $452,000 in 2009 to $387,210 in 2010. Securities sold under agreements to repurchase averaged $294,000 in 2009 and $298,290 in 2010. For additional information and discussion of these borrowings, refer to Notes 9 and 10, “Short-Term Borrowings” and “Long-Term Debt,” respectively, in the “Notes to Consolidated Financial Statements.”

The following table shows information for the last three years regarding the Bank’s short- and long-term borrowings consisting of treasury, tax and loan deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings from the FHLB.

	Short-Term Borrowings Maturity Less Than One Year	Long-Term Borrowings Maturity One Year or Greater
	(In Thousands of Dollars, Except Percentages)
Year-Ended December 31:
2010	$970	$30,000
2009	620	85,000
2008	2,293	90,000
Weighted Average Interest Rate at Year-End:
2010	0.40%	3.58%
2009	0.37	3.76
2008	0.47	4.07
Maximum Amount Outstanding at Any Month’s End:
2010	$1,588	$85,000
2009	1,504	100,000
2008	11,015	97,509
Average Amount Outstanding During the Year:
2010	$688	$54,877
2009	804	89,671
2008	2,433	88,985
Weighted Average Interest Rate During the Year:
2010	0.75%	4.50%
2009	0.79	4.03
2008	3.02	4.19

Shareholders’ Equity

The Company has always placed great emphasis on maintaining its strong capital base. At December 31, 2010, shareholders’ equity totaled $79.8 million, or 12.7% of total assets, compared to 11.8% and 11.8% for year-end 2009 and 2008, respectively. This level of equity should indicate to the Company’s shareholders, customers and regulators that Bancshares is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

Over the last three years, shareholders’ equity increased from $79.6 million at the beginning of 2008 to $79.8 million at the end of 2010. This increase is the result of several factors. Despite the reduction in net income over this three-year period, the Company continued its dividend program. Dividends of $2.7 million were paid in 2010. Shareholders’ equity also was impacted by the net change in unrealized gain on securities available-for-sale and derivatives, net of tax, which increased shareholders’ equity by $1.6 million in 2008 and $1.8 million in 2009, and decreased shareholders’ equity by $0.9 million in 2010.

In connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, 6,570 shares were purchased in 2010, 572 shares were purchased in 2009 and 4,155 shares were purchased in 2008. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. For more information related to this plan, see Note 13, “Long-Term Incentive Compensation Plan,” in the “Notes to Consolidated Financial Statements.”

Bancshares initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. In December 2007, 2008, 2009 and 2010, the Board of Directors extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2011. During 2008, 62,883 shares were repurchased under this program for $1.1 million. No shares were repurchased in 2009 or 2010.

Total cash dividends declared were $2.7 million, or $0.44 per share, in 2010, compared to $0.60 per share in 2009 and $1.08 per share in 2008. The strong capital position has allowed the Company to continue its dividend program, although at reduced levels, despite reduced earnings over the last two years. The Company’s Board of Directors evaluates dividend payments based on our level of earnings and our desire to maintain a strong capital base.

Bancshares is required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to risk categories, each with a specified risk weight factor. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier 1 Capital (as defined below) to total assets, less goodwill (the “leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3% level.

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

Risk-Based Capital Requirements

	Minimum Regulatory Requirements	Bancshares’ Ratio at December 31, 2010
Total Capital to Risk-Adjusted Assets	8.00%	17.24%
Tier I Capital to Risk-Adjusted Assets	4.00%	15.96%
Tier I Leverage Ratio	3.00%	11.34%

The Bank exceeded the ratios required for well-capitalized banks, as defined by federal banking regulators, in addition to meeting the minimum regulatory ratios. To be categorized as well-capitalized, the Bank must maintain Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10%, 6% and 5%, respectively.

Ratio Analysis

The following table presents operating and equity performance ratios for each of the last three years.

	Year-Ended December 31,
	2010	2009	2008
Return on Average Assets	0.31%	0.70%	0.80%
Return on Average Equity	2.49%	5.90%	6.83%
Cash Dividend Payout Ratio	128.06%	76.12%	121.70%
Average Equity to Average Assets Ratio	12.42%	11.80%	11.77%

Liquidity and Interest Rate Sensitivity Management

The primary functions of asset and liability management are to (1) assure adequate liquidity, (2) maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities, (3) maximize the profit of the Bank and (4) reduce risks to the Bank’s capital. Liquidity management involves the ability to meet day-to-day cash flow requirements of the Bank’s customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform a primary function under its role as a financial intermediary and would not be able to meet the needs of the communities that it serves. Interest rate risk management focuses on the maturity structure and repricing characteristics of its assets and liabilities when changes occur in market interest rates. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on short- and long term net interest margin and net interest income.

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments and maturities of loans and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $195.0 million at December 31, 2010.

Investment securities forecasted to mature or reprice over the next twelve months ending December 31, 2011 are estimated to be more than $8.5 million, or about 6.2%, of the investment portfolio as of December 31, 2010. For comparison, principal payments on investment securities totaled $56.9 million in 2010.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of December 31, 2010, the bond portfolio had an expected average maturity of 4.2 years, and approximately 69.9% of the $137.1 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Bank, at December 31, 2010, had long-term debt and short-term borrowings that, on average, represented 8.3% of total liabilities and equity, compared to 13.2% at year-end 2009.

The Bank currently has up to $157.7 million in additional borrowing capacity from the FHLB and $7.8 million in established federal funds lines.

Interest rate sensitivity is a function of the repricing characteristics of all of the Bank’s assets and liabilities. These repricing characteristics are the time frames during which the interest-bearing assets and liabilities are subject to changes in interest rates, either at replacement or maturity, during the life of the instruments. Measuring interest rate sensitivity is a function of the differences in the volume of assets and the volume of liabilities that are subject to repricing in future time periods. These differences are known as interest sensitivity gaps and are usually calculated for segments of time and on a cumulative basis.

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

Gap analysis is the simplest representation of the Bank’s interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates, pricing strategies on consumer and business deposits, changes in balance sheet mix or the effect of various options embedded in balance sheet instruments, such as refinancing rates within the loan and bond portfolios.

The accompanying table shows the Bank’s interest rate sensitivity position at December 31, 2010, as measured by gap analysis. Over the next 12 months, approximately $22.8 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. This analysis indicates that the Bank has a negative gap within the next 12-month range.

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

Maturity and Repricing Report

	December 31, 2010
	(In Thousands of Dollars, Except Percentages)
	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Earning Assets:
Loans (Net of Unearned Income)	$115,959	$79,047	$195,006	$158,183	$55,225	$—	$408,414
Investment Securities	7,197	1,491	8,688	11,476	116,923	—	137,087
Federal Home Loan Bank Stock	5,093	—	5,093	—	—	—	5,093
Interest-Bearing Deposits in Other Banks	3,201	—	3,201	—	—	—	3,201

Total Earning Assets	$131,450	$80,538	$211,988	$169,659	$172,148	$—	$553,795
Percent of Total Earning Assets	23.7%	14.6%	38.3%	30.6%	31.1%	0.0%	100.0%
Interest-Bearing Liabilities:
Interest-Bearing Deposits and Liabilities
Demand Deposits	$23,307	$—	$23,307	$93,226	$—	$—	$116,533
Savings Deposits	9,978	—	9,978	39,913	—	—	49,891
Time Deposits	66,034	134,494	200,528	82,086	—	—	282,614
Borrowings	970	—	970	30,000	—	—	30,970
Non-Interest-Bearing Liabilities:
Demand Deposits	$—	$—	$—	$—	$—	$54,492	$54,492

Total Funding Sources	$100,289	$134,494	$234,783	$245,225	$—	$54,492	$534,500
Percent of Total Funding Sources	18.8%	25.1%	43.9%	45.9%	0.0%	10.2%	100.0%
Interest-Sensitivity Gap (Balance Sheet)	$31,161	$(53,956)	$(22,795)	$(75,566)	$172,148	$(54,492)	$19,295
Derivative Instruments	$—	$—	$—	$—	$—	$—	$—
Interest-Sensitivity Gap	$31,161	$(53,956)	$(22,795)	$(75,566)	$172,148	$(54,492)	$19,295
Cumulative Interest-Sensitivity Gap	$31,161	$(22,795)	N/A	$(98,361)	$73,787	$19,295	$38,590

	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years		Over 5 Years Non-Rate Sensitive	Total
Ratio of Earning Assets to Funding Sources and Derivative Instruments	1.31%	0.60%	0.90%	0.69%		3.16%	1.00%
Cumulative Ratio	1.31%	0.90%	N/A	0.80%		1.04%	1.04%

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, the Bank simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin. The tables below depict how, as of December 31, 2010, pre-tax net interest margins and pre-tax net income are forecast to change over time frames of six months, one year, two years and five years under the four listed interest rate scenarios. The interest rate scenarios are immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	11	11	11	14
+2%	20	18	17	24
-1%	-1	1	2	3
-2%	-3	-3	-4	-6

Change in Net Interest Income from Level Interest Rate Forecast (dollars, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$360,277	$680,794	$1,323,143	$4,529,285
+2%	$630,957	$1,150,708	$2,139,472	$7,602,435
-1%	$(23,529)	$62,879	$295,973	$1,004,935
-2%	$(91,111)	$(172,900)	$(465,753)	$(1,975,001)

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

Market Value of Equity and Estimated Modified Duration of Assets, Liabilities and Equity Capital

	+1%	+2%	-1%	-2%
Asset Modified Duration	2.53%	2.39%	3.42%	3.49%
Liability Modified Duration	3.13%	2.87%	3.15%	3.64%
Modified Duration Mismatch	-0.60%	-0.48%	0.27%	-0.15%
Estimated Change in Market Value of Equity (Pre-Tax)	$3,793,482	$6,101,470	$1,700,683	$(1,947,074)
Change in Market Value of Equity / Equity Capital (Pre-Tax)	4.60%	7.39%	2.06%	-2.36%

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

The following table summarizes the Company’s contractual obligations as of December 31, 2010.

	Payment Due by Period
	(In Thousands of Dollars)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Time Deposits	$282,614	$200,529	$61,634	$20,451	$—
Long-Term Debt*	30,000	—	30,000	—	—
Commitments to Extend Credit	36,560	31,587	—	—	4,973
Operating Leases	1,180	301	517	283	79
Standby Letters of Credit	1,127	627	500	—	—

Total	$351,481	$233,044	$92,651	$20,734	$5,052

* Long-term debt consists of FHLB fixed-rate advances totaling $30.0 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by Carr, Riggs & Ingram, LLC, an independent registered public accounting firm, as stated in their report herein – “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

United Security Bancshares, Inc.

We have audited the accompanying consolidated statements of condition of United Security Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the three-year period ended December 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011, expressed an unqualified opinion.

Carr, Riggs & Ingram, LLC

Dothan, Alabama

March 14, 2011

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders

United Security Bancshares, Inc.

We have audited the internal control over financial reporting of United Security Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows of the Company and our report dated March 14, 2011 expressed an unqualified opinion.

Carr, Riggs & Ingram, LLC

Dothan, Alabama

March 14, 2011

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
CASH AND DUE FROM BANKS	$10,330,074	$12,323,584
INTEREST-BEARING DEPOSITS IN OTHER BANKS	3,201,336	125,779

Total cash and cash equivalents	13,531,410	12,449,363
FEDERAL FUNDS SOLD	—	4,545,000
INVESTMENT SECURITIES AVAILABLE-FOR-SALE, at fair market value	135,877,221	194,753,439
INVESTMENT SECURITIES HELD TO MATURITY, at cost	1,210,000	1,250,000
FEDERAL HOME LOAN BANK STOCK, at cost	5,093,000	5,700,400
LOANS, net of allowance for loan losses of $12,463,029 and $10,003,645, respectively	395,950,879	402,504,028
PREMISES AND EQUIPMENT, net of accumulated depreciation of $19,372,174 and $18,415,538, respectively	16,608,912	17,252,556
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	12,498,892	12,037,062
ACCRUED INTEREST RECEIVABLE	5,110,400	5,095,378
GOODWILL	4,097,773	4,097,773
INVESTMENT IN LIMITED PARTNERSHIPS	1,766,079	1,925,487
OTHER REAL ESTATE OWNED	25,631,539	21,438,827
OTHER ASSETS	9,616,401	8,704,418

TOTAL ASSETS	$626,992,506	$691,753,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Demand, non-interest-bearing	$54,491,996	$56,118,969
Demand, interest-bearing	116,532,466	115,748,530
Savings	49,891,204	48,610,300
Time, $100,000 and over	126,383,297	132,224,667
Other time	156,230,932	160,350,976

Total deposits	503,529,895	513,053,442
ACCRUED INTEREST EXPENSE	2,235,389	2,476,950
OTHER LIABILITIES	10,481,143	9,139,703
SHORT-TERM BORROWINGS	970,433	619,697
LONG-TERM DEBT	30,000,000	85,000,000

TOTAL LIABILITIES	547,216,860	610,289,792

COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 10,000,000 shares authorized; 7,317,560 shares issued; 6,011,012 shares and 6,017,582 shares outstanding for 2010 and 2009, respectively	73,175	73,175
Surplus	9,233,279	9,233,279
Accumulated other comprehensive income, net of tax	3,411,504	4,315,315
Retained earnings	89,660,883	90,242,445
Treasury stock, 1,306,548 and 1,299,978 shares at cost for 2010 and 2009, respectively	(21,205,052)	(21,127,426)
Noncontrolling interest	(1,398,143)	(1,272,849)

TOTAL SHAREHOLDERS’ EQUITY	79,775,646	81,463,939

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$626,992,506	$691,753,731

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
INTEREST INCOME:
Interest and fees on loans	$38,085,738	$38,794,854	$43,281,449
Interest on investment securities:
Taxable	5,796,245	7,912,544	7,700,905
Tax-exempt	883,398	700,155	595,293
Other interest and dividends	62,374	66,104	538,494

Total interest income	44,827,755	47,473,657	52,116,141
INTEREST EXPENSE:
Interest on deposits	7,600,004	9,581,042	13,107,280
Interest on short-term borrowings	5,139	6,372	73,367
Interest on long-term debt	2,467,519	3,612,246	3,731,843

Total interest expense	10,072,662	13,199,660	16,912,490

NET INTEREST INCOME	34,755,093	34,273,997	35,203,651
PROVISION FOR LOAN LOSSES	10,657,640	9,100,925	8,900,588

Net interest income after provision for loan losses	24,097,453	25,173,072	26,303,063
NON-INTEREST INCOME:
Service and other charges on deposit accounts	3,061,114	2,870,510	3,285,419
Credit life insurance income	939,464	996,715	1,020,412
Investment securities gains, net	256,635	54,076	18,703
Other income	5,908,837	4,508,424	1,934,692

Total non-interest income	10,166,050	8,429,725	6,259,226
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,765,585	13,593,923	12,976,106
Occupancy expense	1,859,674	1,901,063	1,837,522
Furniture and equipment expense	1,259,852	1,274,231	1,404,923
Impairment on other real estate	3,537,982	636,758	104,418
Loss (gain) on sale of other real estate	1,675,074	634,952	(203,968)
Other expense	10,024,249	9,409,587	9,134,882

Total non-interest expense	32,122,416	27,450,514	25,253,883

INCOME BEFORE INCOME TAXES	2,141,087	6,152,283	7,308,406
PROVISION FOR INCOME TAXES	193,955	1,561,911	2,123,352

NET INCOME	$1,947,132	$4,590,372	$5,185,054

Less: Net Loss Attributable to Noncontrolling Interest	(125,294)	(163,858)	(184,457)

NET INCOME ATTRIBUTABLE TO USBI	$2,072,426	$4,754,230	$5,369,511

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,013,944	6,017,740	6,039,309

BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO USBI PER SHARE	$0.34	$0.79	$0.89

DIVIDENDS PER SHARE	$0.44	$0.60	$1.08

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, December 31, 2007	$73,175	$9,233,279	$875,257	$90,272,489	$(19,961,060)	$(924,534)	$79,568,606
Net income attributable to USBI	—	—	—	5,369,511	—	—	5,369,511
Other comprehensive income	—	—	1,600,954	—	—	—	1,600,954
Dividends paid	—	—	—	(6,534,710)	—	—	(6,534,710)
Purchase of treasury stock (67,038 shares)	—	—	—	—	(1,155,853)	—	(1,155,853)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(184,457)	(184,457)

BALANCE, December 31, 2008	73,175	9,233,279	2,476,211	89,107,290	(21,116,913)	(1,108,991)	78,664,051
Net income attributable to USBI	—	—	—	4,754,230	—	—	4,754,230
Other comprehensive income	—	—	1,839,104	—	—	—	1,839,104
Dividends paid	—	—	—	(3,619,075)	—	—	(3,619,075)
Purchase of treasury stock (572 shares)	—	—	—	—	(10,513)	—	(10,513)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(163,858)	(163,858)

BALANCE, December 31, 2009	73,175	9,233,279	4,315,315	90,242,445	(21,127,426)	(1,272,849)	$81,463,939
Net income attributable to USBI	—	—	—	2,072,426	—	—	2,072,426
Other comprehensive loss	—	—	(903,811)	—	—	—	(903,811)
Dividends paid	—	—	—	(2,653,988)	—	—	(2,653,988)
Purchase of treasury stock (6,570 shares)	—	—	—	—	(77,626)	—	(77,626)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(125,294)	(125,294)

BALANCE, December 31, 2010	$73,175	$9,233,279	$3,411,504	$89,660,883	$(21,205,052)	$(1,398,143)	$79,775,646

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
Net income attributable to USBI	$2,072,426	$4,754,230	$5,369,511

Other comprehensive income:
Reclassification adjustment for net gains realized on derivatives in net income, net of taxes of $0, $0 and $4,654, respectively	—	—	(7,757)
Change in unrealized holding (losses) gains on available-for-sale securities arising during period, net of (tax) benefits of ($446,049), $1,122,681 and $972,240, respectively	(743,414)	1,871,136	1,620,400
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income, net of tax of ($96,238), ($19,219) and ($7,014), respectively	(160,397)	(32,032)	(11,689)

Other comprehensive income (loss)	(903,811)	1,839,104	1,600,954

Comprehensive income attributable to USBI	$1,168,615	$6,593,334	$6,970,465

Net loss attributable to noncontrolling interest	(125,294)	(163,858)	(184,457)

Total comprehensive income	$1,043,321	$6,429,476	$6,786,008

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,947,132	$4,590,372	$5,185,054
Less net loss attributable to noncontrolling	(125,294)	(163,858)	(184,457)

Net income attributable to USBI	2,072,426	4,754,230	5,369,511
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	756,142	874,241	950,092
Provision for loan losses	10,657,640	9,100,925	8,900,588
Deferred income tax (benefit) expense	(1,956,899)	(524,748)	104,213
Net change in trading assets	—	2,825	—
Gain on sale of securities, net	(256,635)	(54,076)	(18,703)
Loss (gain) on sale of fixed assets, net	236,697	—	(13,750)
Loss (gain) on sale of OREO	1,675,074	634,952	(203,968)
Impairment of OREO	3,537,982	636,757	104,418
Amortization (accretion) of premium and discounts, net	749,419	98,662	(220,131)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(15,022)	(251,867)	1,297,902
Increase in other assets	(2,677,079)	(10,805,771)	(7,991,864)
Decrease in accrued interest expense	(241,562)	(925,507)	(533,364)
Increase (decrease) in other liabilities	1,883,726	(489,233)	(582,517)

Net cash (used in) provided by operating activities	16,421,909	3,051,390	7,162,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(29,437,836)	(81,238,605)	(99,248,163)
Purchase of investment securities held-to-maturity	—	(1,250,000)	—
Purchase of Federal Home Loan Bank stock	—	(464,500)	(477,900)
Proceeds from sales of investment securities available-for-sale	14,015,103	4,103,855	13,136,711
Proceeds from maturities and prepayments of securities available-for-sale	72,360,070	69,489,743	49,242,370
Proceeds from sales of investment securities, held-to-maturity	40,000	—	—
Purchase of cash surrender value life insurance	—	101,300	(350,000)
Proceeds from redemption of Federal Home Loan Bank stock	607,400	200	337,500
Proceeds from the sale of other real estate	6,902,153	3,885,504	2,658,355
Net change in loan portfolio	(17,118,134)	(12,122,111)	19,204,424
Net decrease (increase) in federal funds sold	4,545,000	(3,440,000)	(1,105,000)
Purchase of premises and equipment, net	(349,195)	(672,711)	(299,092)

Net cash provided by (used in) investing activities	51,564,561	(21,607,325)	(16,900,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in customer deposits	(9,523,546)	27,936,609	6,562,626
Net increase (decrease) in short-term borrowings	350,736	(1,673,777)	(8,918,475)
Proceeds from FHLB advances and other borrowings	—	10,000,000	20,000,000
Repayment of FHLB advances and other borrowings	(55,000,000)	(15,000,000)	(7,517,544)
Dividends paid	(2,653,988)	(3,619,075)	(6,534,710)
Purchase of treasury stock	(77,626)	(10,513)	(1,155,853)

Net cash (used in) provided by financing activities	(66,904,424)	17,633,244	2,436,044

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,082,046	(922,691)	(7,302,324)
CASH AND CASH EQUIVALENTS, beginning of year	12,449,364	13,372,055	20,674,379

CASH AND CASH EQUIVALENTS, end of year	$13,531,410	$12,449,364	$13,372,055

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

1.	DESCRIPTION OF BUSINESS

United Security Bancshares, Inc. (“Bancshares,” “USBI” or the “Company”) and its wholly-owned subsidiary, First United Security Bank (the “Bank” or “FUSB”), provide commercial banking services to customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. ALC has offices located within the communities served by the Bank, as well as offices outside the Bank’s market area in Alabama and Southeast Mississippi. The Bank also owns all of the stock of FUSB Reinsurance, Inc. (“FUSB Reinsurance”), an Arizona corporation. FUSB Reinsurance is an insurance company that was created to underwrite credit life and accidental death insurance related to loans written by the Bank and ALC. The Bank also invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company considers a voting interest entity to be a subsidiary and consolidates the entity if the Company has a controlling financial interest in the entity. Variable Interest Entities (“VIEs”) are consolidated if the Company has the power to direct the significant economic activities of the VIE. Unconsolidated investments held by the VIE are accounted for using the cost method. See Note 7, “Investment in Limited Partnerships,” for further discussion of VIEs.

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) represents FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way that companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content. The FASB uses Accounting Standards Updates (“ASUs”) to amend the ASC. The Company may refer to ASCs and ASUs throughout our interim and annual reports where deemed relevant and make general reference to pre-codification standards.

Use of Estimates

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with GAAP and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of condition and revenues and expenses for the period included in the consolidated statements of income and of cash flows. Actual results could differ from those estimates.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, deferred taxes, goodwill, derivatives and liabilities for supplemental compensation benefits. In connection with the determination of the allowances for loan losses and real estate owned, in some cases, management obtains independent appraisals for significant properties, evaluates the overall portfolio characteristics and delinquencies and monitors economic conditions.

A substantial portion of the Company’s loans is secured by real estate in its primary market area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a portion of the carrying amount of foreclosed real estate are susceptible to changes in economic conditions in the Company’s primary market.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand , instruments with an original maturity of less that 90 days from issuance and amounts due from banks.

The Company is required to maintain clearing balances at the Federal Reserve Bank. The average amount of this clearing balance was $25,000 for December 31, 2010 and 2009.

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Cash paid during the period for:
Interest	$10,314,224	$14,125,167	$17,445,855
Income taxes	1,314,279	2,656,899	754,665
Non-Cash Transactions:
Other Real Estate Acquired in Settlement of Loans	13,013,644	7,792,673	10,118,121

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Investment Securities

Securities may be held in three portfolios: trading account securities, held-to-maturity securities and securities available-for-sale. Trading account securities are carried at market value, with unrealized gains and losses included in earnings. The Company held no securities in its trading account at December 31, 2010 or 2009. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at market value, with any unrealized gains or losses excluded from earnings and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. When the fair value of a security falls below carrying value, an evaluation must be made to determine if the unrealized loss is a temporary or other-than-temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down by a charge to earnings to the extent that the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. The Company uses a systematic methodology to evaluate potential impairment of its investments that considers, among other things, the magnitude and duration of the decline in fair value, the financial health of and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

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

Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company has used derivative instruments, which can include interest rate swaps, caps and floors. ASC Topic 815 Derivatives and Hedging, requires all derivative instruments to be carried at fair value on the statement of condition. ASC Topic 815 provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under ASC Topic 815.

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

The Company held no derivative instruments as of December 31, 2010 or 2009.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Allowance for Loan Losses

The allowance for loan losses is determined based on various components for individually impaired loans and for homogeneous pools of loans. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. The allowance for loan losses is maintained at a level, that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, and changes in its risk profile, credit concentrations, historical trends and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, loss experience and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings during periods in which they become known.

Long-Lived Assets

The Company adopted ASC Topic 350 Goodwill and Other Intangible Assets, which addresses how intangible assets that are acquired individually or with a group of assets should be accounted for in financial statements upon their acquisition. The literature also requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives but instead test annually for impairment. The Company had, upon adoption of this statement, $4.1 million in unamortized goodwill and, in accordance with this statement, performed a transition impairment test and an annual impairment analysis and concluded that no impairment charge was needed.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty years.

Other Real Estate

Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value, less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Other real estate aggregated amounted to $25,631,539, $21,438,827 and $18,130,956 at December 31, 2010, 2009 and 2008, respectively. Transfers from loans to other real estate amounted to $13,013,644 in 2010 and $7,792,673 in 2009. Transfers from other real estate to loans amounted to $106,182 in 2010 and $442,468 in 2009. Other real estate sold in 2010 amounted to $5,227,080 and $3,885,504 in 2009.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In accordance with ASC Topic 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Treasury Stock

Treasury stock purchases and sales are accounted for using the cost method.

Advertising Costs

Advertising costs for promoting the Company are expensed as incurred.

Reclassification

Certain amounts in the 2008 and 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

Subsequent Events

In accordance with the provisions of ASC 855, we have evaluated subsequent events through the filing date of the consolidated financial statements. No subsequent events requiring recognition were identified, and, therefore, none were incorporated into the consolidated financial statements presented herein.

Net Income Attributable to USBI Per Share

Basic net income attributable to USBI per share is computed by dividing net income attributable to USBI by the weighted average shares outstanding during the period. Diluted net income attributable to USBI per share is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. There were no outstanding potentially dilutive instruments during the periods ended December 31, 2010, 2009 or 2008, and, therefore, basic and diluted weighted average shares outstanding were the same.

The following table represents the basic and diluted net income attributable to USBI per share calculations for the years ended December 31, 2010, 2009 and 2008.

For the Years Ended:	Net Income Attributable to USBI	Weighted Average Shares Outstanding	Basic and Diluted Net Income Attributable to USBI Per Share
December 31, 2010	$2,072,426	6,013,944	$0.34

December 31, 2009	$4,754,230	6,017,740	$0.79

December 31, 2008	$5,369,511	6,039,309	$0.89

Recent Accounting Pronouncements

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities was issued in June 2009 and amended then-existing guidance on accounting for VIEs. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE. The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also has the obligation to absorb losses or rights to receive benefits from the VIE. It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise’s involvement with variable interest entities. The new guidance became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASC Topic 820-10 Fair Value Measurements and Disclosures – In January 2010, the FASB issued an update (ASU No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting ASC 820-10 Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and to clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU became effective for the Company for interim and annual reporting periods beginning after December 15, 2010 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Accounting Standards Not Yet Adopted

Intangibles – Goodwill and Other Topic

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). Generally, reporting units with zero or negative carrying amounts will pass Step 1 of the goodwill impairment test as the fair value will exceed carrying value; therefore, goodwill impairment is not assessed under Step 2. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires these reporting units to perform Step 2 of the impairment test to determine if it is more likely than not that goodwill impairment exists. The amendments are effective for fiscal years and interim periods beginning after December 15, 2010, and early adoption is not permitted. Upon adoption of this ASU, all reporting units within scope must be evaluated under the new accounting guidance, and any resulting impairment will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Impairments identified after the period of adoption must be recognized in earnings. The Company will adopt the amendments in ASU 2010-28 effective as of the beginning of the reporting period ending March 31, 2011 and does not expect the adoption to have a material impact on our consolidated financial condition, result of operations or cash flows.

Business Combinations

In December 2010, the FASB issued ASU 2010-29, Business Combinations (ASC 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This amendment affects any public entity as defined by ASC 805 Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect ASU 2010-29 to have a material effect on the Company’s consolidated financial position, results of operations or cash flows; however, the Company may have additional disclosure requirements if the Company completes a material acquisition.

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at December 31, 2010 and 2009 are as follows:

	Available-for-Sale
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$108,409,522	$5,139,502	$(151,793)	$113,397,231
Obligations of states, counties and political subdivisions	21,797,119	526,854	(138,176)	22,185,797
Equity securities	132,120	116,340	(34,636)	213,824
U.S. treasury securities	80,054	315	—	80,369

Total	$130,418,815	$5,783,011	$(324,605)	$135,877,221

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Held-to-Maturity
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties and political subdivisions	$1,210,000	$227	$(12,894)	$1,197,333

	Available-for-Sale
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$159,739,588	$6,342,459	$(168,440)	$165,913,607
Obligations of states, counties and political subdivisions	20,918,687	721,963	(5,537)	21,635,113
Obligations of U.S. government sponsored agencies	6,978,380	—	(37,395)	6,940,985
Equity securities	132,120	51,289	—	183,409
U.S. treasury securities	80,161	164	—	80,325

Total	$187,848,936	$7,115,875	$(211,372)	$194,753,439

	Held-to-Maturity
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties and political subdivisions	$1,250,000	$252	$(2,498)	$1,247,754

The scheduled maturities of investment securities available-for-sale and held-to-maturity at December 31, 2010 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within one year	$719,440	$723,323	$40,000	$40,044
Maturing after one to five years	9,084,871	9,458,588	185,000	185,130
Maturing after five to ten years	52,913,354	55,554,694	280,000	278,962
Maturing after ten years	67,569,030	69,926,792	705,000	693,197
Equity securities and Preferred stock	132,120	213,824	—	—

Total	$130,418,815	$135,877,221	$1,210,000	$1,197,333

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At December 31, 2010 and 2009, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Available-for-Sale
	December 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties and political subdivisions	$5,287,573	$(138,176)	$—	$—
Mortgage-backed securities	6,463,160	(137,375)	637,296	(14,418)
Equity securities	—	—	40,343	(34,635)

Total	$11,750,733	$(275,551)	$677,639	$(49,053)

	Held-to-Maturity
	December 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties and political subdivisions	$812,106	$(12,894)	$—	$—

	Available-for-Sale
	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties and political subdivisions	$1,616,725	$(3,364)	$282,526	$(2,173)
U.S. treasury securities and obligations of U.S. government sponsored agencies	6,940,986	(37,395)	—	—
Mortgage-backed securities	10,964,781	(109,004)	860,576	(59,436)

Total	$19,522,492	$(149,763)	$1,143,102	$(61,609)

	Held-to-Maturity
	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties and political subdivisions	$302,502	$(2,498)	$—	$—

As of December 31, 2010, two debt securities had been in a loss position for more than twelve months, and thirty-one debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $74.1 million and $116.9 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Net gains realized on securities available-for-sale were $256,635 for 2010, $54,076 for 2009 and $18,703 for 2008. On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (“FHFA”) announced that FHFA was placing Fannie Mae and Freddie Mac under conservatorship. At December 31, 2008, the Company held in its available-for-sale investment portfolio preferred securities issued by Freddie Mac with a cost basis of $600,000. After the conservatorship, these securities currently trade at five to seven percent of par value. The Company does not hold any common stock or other equity securities issued by Fannie Mae or Freddie Mac. In light of the significant decline in the market value of these securities due to the takeover of Fannie Mae and Freddie Mac, and as it is unclear at this time if the value of the securities will improve, the Company recognized a $467,999 ($239,999, net of tax), non-cash other-than-temporary impairment charge on these investments during 2008. The following chart represents the gross gains and losses for the years 2008 through 2010.

	Gross Gains	Gross Losses	Net Gains (Losses)
2010	$256,635	$—	$256,635
2009	54,076	—	54,076
2008	486,702	467,999	18,703

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2010 and 2009, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	December 31, 2010
	FUSB	ALC	Total
Real estate loans:
Construction, land development and other land loans	$43,839,055	$—	$43,839,055
Secured by 1-4 family residential properties	39,330,360	47,058,867	86,389,227
Secured by multi family residential properties	27,237,358	—	27,237,358
Secured by nonfarm, nonresidential properties	146,073,923	—	146,073,923
Other	179,008	—	179,008
Commercial and industrial loans	44,392,387	—	44,392,387
Consumer loans	21,192,320	41,832,006	63,024,326
Other loans	1,887,969	—	1,887,969

Total loans	$324,132,380	$88,890,873	$413,023,253
Less: Unearned Interest	350,962	4,258,383	4,609,345
Allowance for loan losses	8,554,068	3,908,961	12,463,029

Net loans	$315,227,350	$80,723,529	$395,950,879

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2009
	FUSB	ALC	Total
Real estate loans:
Construction, land development and other land loans	$40,339,184	$—	$40,339,184
Secured by 1-4 family residential properties	38,489,118	56,452,886	94,942,004
Secured by multi family residential properties	29,579,558	—	29,579,558
Secured by nonfarm, nonresidential properties	142,736,769	—	142,736,769
Other	197,861	—	197,861
Commercial and industrial loans	47,484,498	—	47,484,498
Consumer loans	22,517,355	38,803,235	61,320,590
Other loans	776,514	—	776,514

Total loans	$322,120,857	$95,256,121	$417,376,978
Less: Unearned Interest	453,546	4,415,759	4,869,305
Allowance for loan losses	5,587,499	4,416,146	10,003,645

Net loans	$316,079,812	$86,424,216	$402,504,028

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 74.4% of the portfolio is concentrated in loans secured by real estate.

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and the Bank, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility, nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 2010 and 2009 were $2,138,530 and $3,379,499, respectively. During the year ended December 31, 2010, new loans to these parties totaled $906,726, and repayments were $2,147,695.

The following table details loans individually and collectively evaluated for impairment at December 31, 2010 and 2009.

	December 31, 2010
	Loans Evaluated for Impairment
	Individually	Collectively	Total
Real estate loans:
Construction, land development and other land loans	$1,324,666	$42,514,389	$43,839,055
Secured by 1-4 family residential properties	—	86,389,227	86,389,227
Secured by multi family residential properties	3,956,316	23,281,042	27,237,358
Secured by nonfarm, nonresidential properties	42,296,645	103,777,278	146,073,923
Other	—	179,008	179,008
Commercial and industrial loans	1,642,351	42,750,036	44,392,387
Consumer loans	—	63,024,326	63,024,326
Other loans	—	1,887,969	1,887,969

Total loans	$49,219,978	$363,803,275	$413,023,253

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2009
	Loans Evaluated for Impairment
	Individually	Collectively	Total
Real estate loans:
Construction, land development and other land loans	$3,287,875	$37,051,309	$40,339,184
Secured by 1-4 family residential properties	436,872	94,505,132	94,942,004
Secured by multi family residential properties	1,224,157	28,355,401	29,579,558
Secured by nonfarm, nonresidential properties	28,793,729	113,943,040	142,736,769
Other	—	197,861	197,861
Commercial and industrial loans	1,642,101	45,842,397	47,484,498
Consumer loans	—	61,320,590	61,320,590
Other loans	—	776,514	776,514

Total loans	$35,384,734	$381,992,244	$417,376,978

Changes in the allowance for loan losses by reporting segment and portfolio segment were as follows:

	FUSB
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$752,086	$4,053,202	$428,187	$258,480	$95,544	$5,587,499
Charge-offs	773,051	4,096,174	405,156	419,864	488	5,694,733
Recoveries	81,857	102,083	118,134	23,599	1,054	326,727

Net charge-offs	691,194	3,994,091	287,022	396,265	(566)	5,368,006
Provision	927,480	6,673,671	233,817	496,786	2,821	8,334,575

Ending balance	$988,372	$6,732,782	$374,982	$359,001	$98,931	$8,554,068

	ALC
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$—	$—	$3,040,123	$1,376,023	$—	$4,416,146
Charge-offs	—	—	2,457,922	1,189,317	—	3,647,239
Recoveries	—	—	652,561	164,428	—	816,989

Net charge-offs	—	—	1,805,361	1,024,889	—	2,830,250
Provision	—	—	1,428,111	894,954	—	2,323,065

Ending balance	$—	$—	$2,662,873	$1,246,088	$—	$3,908,961

	FUSB & ALC
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$752,086	$4,053,202	$3,468,310	$1,634,503	$95,544	$10,003,645
Charge-offs	773,051	4,096,174	2,863,078	1,609,181	488	9,341,972
Recoveries	81,857	102,083	770,695	188,027	1,054	1,143,716

Net charge-offs	691,194	3,994,091	2,092,383	1,421,154	(566)	8,198,256
Provision	927,480	6,673,671	1,661,928	1,391,740	2,821	10,657,640

Ending balance	$988,372	$6,732,782	$3,037,855	$1,605,089	$98,931	$12,463,029

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	FUSB
	December 31, 2009
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$583,370	$2,935,492	$403,202	$136,436	$98,393	$4,156,893
Charge-offs	1,111,013	1,143,628	463,850	828,797	10,465	3,557,753
Recoveries	32,984	598	172,926	9,963	10,636	227,107

Net charge-offs	1,078,029	1,143,030	290,924	818,834	(171)	3,330,646
Provision	1,246,745	2,260,740	315,909	940,878	(3,020)	4,761,252

Ending balance	$752,086	$4,053,202	$428,187	$258,480	$95,544	$5,587,499

	ALC
	December 31, 2009
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$—	$—	$3,064,616	$1,310,554	$—	$4,375,170
Charge-offs	—	—	4,047,763	1,136,024	—	5,183,787
Recoveries	—	—	867,151	17,939	—	885,090

Net charge-offs	—	—	3,180,612	1,118,085	—	4,298,697
Provision	—	—	3,156,119	1,183,554	—	4,339,673

Ending balance	$—	$—	$3,040,123	$1,376,023	$—	$4,416,146

	FUSB & ALC
	December 31, 2009
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$583,370	$2,935,492	$3,467,818	$1,446,990	$98,393	$8,532,063
Charge-offs	1,111,013	1,143,628	4,511,613	1,964,821	10,465	8,741,540
Recoveries	32,984	598	1,040,077	27,902	10,636	1,112,197

Net charge-offs	1,078,029	1,143,030	3,471,536	1,936,919	(171)	7,629,343
Provision	1,246,745	2,260,740	3,472,028	2,124,432	(3,020)	9,100,925

Ending balance	$752,086	$4,053,202	$3,468,310	$1,634,503	$95,544	$10,003,645

	FUSB
	December 31, 2008
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$557,582	$1,806,887	$489,462	$178,745	$98,458	$3,131,134
Charge-offs	541,273	1,321,663	760,212	299,107	7,471	2,929,726
Recoveries	61,558	81,420	198,929	25,295	999	368,201

Net charge-offs	479,715	1,240,243	561,283	273,812	6,472	2,561,525
Provision	505,503	2,368,848	475,023	231,503	6,407	3,587,284

Ending balance	$583,370	$2,935,492	$403,202	$136,436	$98,393	$4,156,893

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	ALC
	December 31, 2008
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$—	$—	$3,667,043	$1,737,053	$—	$5,404,096
Charge-offs	—	—	5,352,479	2,373,982	—	7,726,461
Recoveries	—	—	1,367,784	16,447	—	1,384,231

Net charge-offs	—	—	3,984,695	2,357,535	—	6,342,230
Provision	—	—	3,382,268	1,931,036	—	5,313,304

Ending balance	$—	$—	$3,064,616	$1,310,554	$—	$4,375,170

	FUSB & ALC
	December 31, 2008
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$557,582	$1,806,887	$4,156,505	$1,915,798	$98,458	$8,535,230
Charge-offs	541,273	1,321,663	6,112,691	2,673,089	7,471	10,656,187
Recoveries	61,558	81,420	1,566,713	41,742	999	1,752,432

Net charge-offs	479,715	1,240,243	4,545,978	2,631,347	6,472	8,903,755
Provision	505,503	2,368,848	3,857,291	2,162,539	6,407	8,900,588

Ending balance	$583,370	$2,935,492	$3,467,818	$1,446,990	$98,393	$8,532,063

Impaired loans totaled $49,219,978, $35,384,734 and $24,439,743 as of December 31, 2010, 2009 and 2008, respectively. There was approximately $4,144,551, $2,612,579 and $1,634,182 in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2010, 2009 and 2008, respectively. Impaired loans totaling $29,341,864, $19,889,937 and $11,998,391 for 2010, 2009 and 2008, respectively, have no measurable impairment, and no allowance for loan losses is specifically allocated to these loans. The average recorded investment in impaired loans for 2010, 2009 and 2008 was approximately $32,183,275, $23,114,182 and $16,802,529, respectively. Income recognized on impaired loans in 2010 amounted to $2,023,748.

Loans on which the accrual of interest has been discontinued amounted to $13,572,105, $14,196,863 and $10,257,787 at December 31, 2010, 2009 and 2008, respectively. If interest on those loans had been accrued, such income would have approximated $799,054, $706,734 and $689,616 for 2010, 2009 and 2008, respectively. Interest income actually recorded on those loans amounted to $88,240, $232,244 and $301,827 for 2010, 2009 and 2008, respectively. Accruing loans past due 90 days or more amounted to $5,237,091, $6,693,475 and $9,322,990 for 2010, 2009 and 2008, respectively.

The Company evaluates the loan allowance for loans individually and collectively. Loans evaluated on an individual basis resulted in a related allowance of $4,144,551 and $2,612,579 at December 31, 2010 and 2009, respectively. The remaining allowance of $8,318,478 and $7,391,066 at December 31, 2010 and 2009, respectively, were evaluated collectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2010, the carrying amount of impaired loans consisted of the following:

	December 31, 2010
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
Loans secured by real estate
Construction, land development and other land loans	$1,192,845	$1,192,845	$—
Secured by multifamily residential properties	3,012,048	3,012,048	—
Secured by nonfarm, nonresidential properties	23,494,620	23,494,620	—
Commercial and industrial	1,642,351	1,642,351	—

Total loans with no related allowance recorded	$29,341,864	$29,341,864	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$131,821	$131,821	$31,821
Secured by multifamily residential properties	944,268	944,268	188,168
Secured by nonfarm, nonresidential properties	18,802,025	18,802,025	3,924,562

Total loans with an allowance recorded	$19,878,114	$19,878,114	$4,144,551

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,324,666	$1,324,666	$31,821
Secured by multifamily residential properties	3,956,316	3,956,316	188,168
Secured by nonfarm, nonresidential properties	42,296,645	42,296,645	3,924,562
Commercial and industrial	1,642,351	1,642,351	—

Total impaired loans	$49,219,978	$49,219,978	$4,144,551

At December 31, 2009, the carrying amount of impaired loans consisted of the following:

	December 31, 2009
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
Loans secured by real estate
Secured by multifamily residential properties	$1,224,157	$1,224,157	$0
Secured by nonfarm, nonresidential properties	17,023,679	17,023,679	0
Commercial and industrial	1,642,101	1,642,101	0

Total loans with no related allowance recorded	$19,889,937	$19,889,937	$0

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$3,287,875	$3,287,875	$1,273,115
Secured by 1-4 family residential properties	436,872	436,872	87,374
Secured by nonfarm, nonresidential properties	11,770,050	11,770,050	1,252,090

Total loans with an allowance recorded	$15,494,797	$15,494,797	$2,612,579

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$3,287,875	$3,287,875	$1,273,115
Secured by 1-4 family residential properties	436,872	436,872	87,374
Secured by multifamily residential properties	1,224,157	1,224,157	0
Secured by nonfarm, nonresidential properties	28,793,729	28,793,729	1,252,090
Commercial and industrial	1,642,101	1,642,101	0

Total impaired loans	$35,384,734	$35,384,734	$2,612,579

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Bank has established a credit risk rating system to assess and manage the risk in the loan portfolio. It establishes a uniform framework and common language for assessing and monitoring risk in the portfolio.

The following is a guide for an 8-grade system of credit risk:

1.	Minimal Risk: Borrowers in this category have the lowest risk of any resulting loss. Borrowers are of the highest quality, presently and prospectively.

2.	Better Than Average Risk: Borrowers in the high end of medium range between borrowers who are definitely sound and those with minor risk characteristics.

3.	Moderate Risk: Borrowers in this category have little chance of resulting in a loss. This category should include the average loan, under average economic conditions.

4.	Acceptable Risk: Borrowers in this category have a limited chance of resulting in a loss.

5.	Special Mention (Potential Weakness): Borrowers in this category exhibit potential credit weaknesses or downward trends deserving bank management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in our credit position at some future date. Special Mention loans are not adversely classified and do not expose our institution to sufficient risk to warrant adverse classification.

Included in Special Mention assets could be workout or turnaround situations, as well as those borrowers previously rated 2-4 who have shown deterioration, for whatever reason, indicating a downgrading from the better grade. The Special Mention rating is designed to identify a specific level of risk and concern about a loan’s and/or borrower’s quality. Although a Special Mention asset has a higher probability of default than previously rated categories, its default is not imminent.

6.	Substandard (Definite Weakness – Loss Unlikely): These are borrowers with defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

7.	Doubtful: Borrowers classified doubtful have all the weaknesses found in substandard borrowers with the added provision that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely. The possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Management has a demonstrated a history of failing to live up to agreements, unethical or dishonest business practices and/or conviction on criminal charges.

8.	Loss: Borrowers deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these worthless assets, even though partial recovery may be affected in the future.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2010.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
Loans secured by real estate:
Construction, land development and other land loans	$28,536,477	$2,763,511	$12,396,945	$142,122	$43,839,055
Secured by 1-4 family residential properties	32,712,451	2,444,145	3,958,710	215,054	39,330,360
Secured by multifamily residential properties	23,281,043	894,547	3,061,768	—	27,237,358
Secured by nonfarm, nonresidential properties	104,070,981	7,392,801	33,912,872	697,269	146,073,923
Other	179,008	—	—	—	179,008
Commercial and industrial loans	40,210,198	917,622	3,131,799	132,768	44,392,387
Consumer loans	19,701,989	726,789	642,736	120,806	21,192,320
Other loans	1,887,969	—	—	—	1,887,969

Total	$250,580,116	$15,139,415	$57,104,830	$1,308,019	$324,132,380

			ALC
			Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties			$44,484,661	$2,574,206	$47,058,867
Consumer loans			40,484,945	1,347,061	41,832,006

Total			$84,969,606	$3,921,267	$88,890,873

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2009.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
Loans secured by real estate:
Construction, land development and other land loans	$37,235,411	$625,668	$2,464,680	$13,425	$40,339,184
Secured by 1-4 family residential properties	32,296,465	2,251,235	3,514,580	426,838	38,489,118
Secured by multifamily residential properties	27,963,955	1,233,980	381,623	—	29,579,558
Secured by nonfarm, nonresidential properties	122,397,374	13,808,819	6,316,893	213,683	142,736,769
Other	197,861	—	—	—	197,861
Commercial and industrial loans	45,272,510	771,897	1,342,549	97,542	47,484,498
Consumer loans	20,691,849	772,269	858,451	194,786	22,517,355
Other loans	776,514	—	—	—	776,514

Total	$286,831,939	$19,463,868	$14,878,776	$946,274	$322,120,857

			ALC
			Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties			$51,854,505	$4,598,381	$56,452,886
Consumer loans			35,963,000	2,840,235	38,803,235

Total			$87,817,505	$7,438,616	$95,256,121

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table provides an aging analysis of past due loans and nonaccruing loans by class at December 31, 2010.

	FUSB
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Construction, land development and other land loans	$707,815	$333,199	$1,041,014	$1,045,143	$41,752,898	$43,839,055
Secured by 1-4 family residential properties	1,534,732	127,315	1,662,047	1,701,617	35,966,696	39,330,360
Secured by multifamily residential properties	—	—	—	3,072,794	24,164,564	27,237,358
Secured by nonfarm, nonresidential properties	8,780,522	2,085,397	10,865,919	6,087,070	129,120,934	146,073,923
Other	—	—	—	—	179,008	179,008
Commercial and industrial loans	1,002,643	37,338	1,039,981	224,679	43,127,727	44,392,387
Consumer loans	900,641	28,628	929,269	144,749	20,118,302	21,192,320
Other loans	—	—	—	—	1,887,969	1,887,969

Total past due loans	$12,926,353	$2,611,877	$15,538,230	$12,276,052	$296,318,098	$324,132,380

	ALC
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Secured by 1-4 family residential properties	$1,829,662	$1,989,548	$3,819,210	$584,658	$42,654,999	$47,058,867
Consumer loans	1,373,240	635,666	2,008,906	711,395	39,111,706	41,832,007

Total past due loans	$3,202,902	$2,625,214	$5,828,116	$1,296,053	$81,766,705	$88,890,874

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table provides an aging analysis of past due loans and nonaccruing loans by class at December 31, 2009.

	FUSB
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Construction, land development and other land loans	$7,528,158	$1,081,877	$8,610,035	$1,246,157	$30,482,992	$40,339,184
Secured by 1-4 family residential properties	1,180,091	176,767	1,356,858	1,958,178	35,174,082	38,489,118
Secured by multifamily residential properties	583,878	—	583,878	1,615,602	27,380,078	29,579,558
Secured by nonfarm, nonresidential properties	3,054,849	745,107	3,799,956	5,059,004	133,877,809	142,736,769
Other	—	—	—	—	197,861	197,861
Commercial and industrial loans	1,766,900	306,972	2,073,872	744,485	44,666,141	47,484,498
Consumer loans	938,035	238,244	1,176,279	279,327	21,061,749	22,517,355
Other loans	124,461	—	124,461	—	652,053	776,514

Total past due loans	$15,176,372	$2,548,967	$17,725,339	$10,902,753	$293,492,765	$322,120,857

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	ALC
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Secured by 1-4 family residential properties	$5,074,589	$3,300,829	$8,375,418	$1,297,553	$46,779,915	$56,452,886
Consumer loans	2,353,907	843,679	3,197,586	1,996,556	33,609,093	38,803,235

Total past due loans	$7,428,496	$4,144,508	$11,573,004	$3,294,109	$80,389,008	$95,256,121

5.	PREMISES AND EQUIPMENT

Premises and equipment and their depreciable lives are summarized as follows:

	2010	2009
Land	$2,594,586	$2,594,586
Premises (40 years)	21,351,248	21,292,813
Furniture, fixtures, and equipment (3-7 years)	12,035,252	11,780,695

Total	35,981,086	35,668,094
Less accumulated depreciation	19,372,174	18,415,538

Total	$16,608,912	$17,252,556

Depreciation expense of $756,142, $874,241 and $950,092 was recorded in 2010, 2009 and 2008, respectively, on premises and equipment.

6.	GOODWILL AND INTANGIBLE ASSETS

The Company had goodwill assets of $4,097,773 as of December 31, 2010 and 2009. Management conducted its annual impairment testing June 30, 2010 and determined that there was no impairment.

7.	INVESTMENT IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that certain of these structures meet the definition of a VIE under ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company consolidates one of the funds in which it is the sole limited partner and one of the affordable housing projects in which the fund invests. The resulting financial impact to the Company of the consolidation of these two entities was a net increase to total assets of approximately $3.1 million as of December 31, 2010. This included $7.4 million in premises and equipment, less a loan totaling $5.0 million. This loan, payable by the partnership to the Company, was eliminated as a result of this consolidation. Unconsolidated investments in certain of these partnerships are accounted for under the cost method as allowed under ASC 325 Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $1.8 million recorded investment.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships. Management has no knowledge of intervening events since the date of the partnerships’ financial statements that would have had a material effect on the consolidated financial position or results of operations.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Bank had no remaining cash commitments to these partnerships at December 31, 2010.

8.	DEPOSITS

At December 31, 2010, the scheduled maturities of the Bank’s time deposits were as follows:

2011	$200,376,244
2012	49,552,044
2013	12,234,159
2014	5,756,441
2015 and Thereafter	14,695,341

Total	$282,614,229

At December 31, 2010 and 2009, the Company had brokered certificates of deposit totaling $33,445,592 and $42,353,917, respectively. Deposits from related parties held by the Company amounted to $4,363,315 and $3,296,985 at 2010 and 2009, respectively.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, treasury tax and loan deposits and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. None were outstanding at year-end 2010 or 2009. Treasury tax and loan deposits totaled $778,294 and $506,170 at year-end 2010 and 2009, respectively. These deposits are withdrawable on demand.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2010 and 2009 were $192,139 and $113,527, respectively.

At December 31, 2010, the Bank had $7.8 million in available federal fund lines from correspondent banks.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At December 31, 2010 and 2009, investment securities and mortgage loans amounting to $45,533,914 and $89,327,110, respectively, were pledged to secure these borrowings.

The following summarizes information concerning FHLB advances and other borrowings:

	2010	2009	2008
Balance at year-end	$30,000,000	$85,000,000	$90,000,000
Average balance during the year	54,876,712	89,671,233	88,984,757
Maximum month-end balance during the year	85,000,000	100,000,000	97,508,772
Average rate paid during the year	4.50%	4.03%	4.19%
Weighted average remaining maturity	1.61 years	1.32 years	1.91 years

Interest rates on FHLB advances ranged from 1.99% to 4.53% and from 1.99% to 5.07% at December 31, 2010 and 2009, respectively.

In 2011, there are no scheduled maturities of FHLB advances. Scheduled maturities of FHLB advances are approximately $30.0 million for 2012. In 2013 and thereafter, there are no scheduled maturities.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2010, the Bank had $157.7 million in available credit from the FHLB.

11.	INCOME TAXES

The Company files a consolidated income tax return with the federal government and the state of Alabama. ALC files a Mississippi state income tax return on the Mississippi branches. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it files for the years ended December 31, 2007 through 2010.

As of December 31, 2010, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2010. As of December 31, 2010, the Company had accrued no interest and no penalties related to uncertain tax positions.

The consolidated provisions benefits for income taxes for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Federal
Current	$1,846,646	$1,852,167	$1,738,137
Deferred	(1,624,701)	(433,548)	77,242

	221,945	1,418,619	1,815,379
State
Current	304,208	231,938	281,002
Deferred	(332,198)	(88,646)	26,971

	(27,990)	143,292	307,973

Total	$193,955	$1,561,911	$2,123,352

The consolidated tax provision benefit differed from the amount computed by applying the federal statutory income tax rate of 34%.

	2010	2009	2008
Income tax expense at federal statutory rate	$832,207	$2,147,488	$2,622,502
Increase (decrease) resulting from:
Tax-exempt interest	(396,673)	(368,032)	(357,488)
State income tax expense, net of federal income tax benefit	(18,473)	94,573	203,262
Low income housing tax credits	(71,463)	(165,000)	(187,000)
Other	(151,643)	(147,118)	(157,924)

Total	$193,955	$1,561,911	$2,123,352

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$4,735,951	$3,801,384
Accrued vacation	54,963	48,922
Deferred compensation	1,388,009	1,248,065
Deferred commission and fees	403,837	420,931
Impairment OREO	1,192,983	318,633
Other	60,364	29,194

Total gross deferred tax assets	7,836,107	5,867,129
Deferred tax liabilities:
Premises and equipment	259,254	309,435
Goodwill amortization	948,863	897,134
Gain on sale of investments	4,720	11,525
Unrealized gain on securities available-for-sale	2,046,902	2,589,189
Other	343,520	443,831

Total gross deferred tax liabilities	3,603,259	4,251,114

Net deferred tax asset	$4,232,848	$1,616,015

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2010. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the future periods are reduced.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

12.	EMPLOYEE BENEFIT PLANS

The Company sponsors an employee stock ownership plan, the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions) (the “Plan”). The Plan covers substantially all employees and allows employees to contribute up to 15% of their compensation on a before-tax basis. The Company makes safe harbor contributions on behalf of all participants equal to the sum of 100% of an employee’s elective deferrals that do not exceed 4% of compensation. Employees have the option to allocate some or all of their contributions towards the purchase of Company stock. The Company made matching contributions totaling $401,056, $413,275 and $419,702 in 2010, 2009 and 2008, respectively. The Company also made a discretionary contribution in the amount of 2% of an employee’s compensation in 2009 and 2008. The Plan held 302,399, 265,629 and 285,969 shares of Company stock at December 31, 2010, 2009 and 2008, respectively. These shares are included in the earnings per share calculations because they are all allocated to the participants.

13.	LONG-TERM INCENTIVE COMPENSATION PLAN

The Bank has entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers totaled $3,103,778 and $2,819,962 as of December 31, 2010 and 2009, respectively. These amounts are included in other liabilities.

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

While not required by the plan, the Company established a grantor trust (Rabbi Trust) as an instrument to fund the stock portion of the plan. At December 31, 2010 and 2009, the grantor trust held 20,780 and 14,210 shares, respectively, of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation included in other liabilities was $476,878 and $397,111 as of December 31, 2010 and 2009, respectively.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items. The Company’s regulators also have imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital to average total assets (as defined in the regulations). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of December 31, 2010 and 2009, the Company met all capital adequacy requirements imposed by its regulators.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s categorization. The Bank was categorized as “well-capitalized” as of December 31, 2009, as well.

Actual capital amounts as well as required and well capitalized total risk-based, Tier I risk-based and Tier I leverage ratios as of December 31, 2010 and 2009, for the Company and the Bank were as follows:

	2010
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$78,046	17.24%	$36,219	8.00%	N/A	N/A
First United Security Bank	77,992	17.23%	36,208	8.00%	$45,260	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	72,266	15.96%	18,109	4.00%	N/A	N/A
First United Security Bank	72,250	15.96%	18,104	4.00%	27,156	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	72,266	11.34%	19,111	3.00%	N/A	N/A
First United Security Bank	72,250	11.35%	19,094	3.00%	31,823	5.00%

	2009
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$78,927	17.01%	$37,130	8.00%	N/A	N/A
First United Security Bank	78,829	16.99%	37,120	8.00%	$46,400	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	73,051	15.74%	18,565	4.00%	N/A	N/A
First United Security Bank	72,977	15.73%	18,560	4.00%	27,840	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	73,051	10.82%	20,259	3.00%	N/A	N/A
First United Security Bank	72,977	10.81%	20,245	3.00%	33,741	5.00%

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

15.	SEGMENT REPORTING

Under ASC Topic 280 Segment Reporting, certain information is disclosed for the three reportable operating segments of the Company: FUSB, ALC and all other (primarily FUSB Reinsurance). The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the three reportable segments of the Company are included in the following table:

	2010
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$32,240	$18,226	$67	$(5,705)	$44,828
Total interest expense	10,129	5,649	—	(5,705)	10,073

Net interest income	22,111	12,577	67	—	34,755
Provision for loan losses	8,335	2,323	—	—	10,658

Net interest income after provision	13,776	10,254	67	—	24,097
Total non-interest income	6,932	4,859	939	(2,564)	10,166
Total non-interest expense	23,894	9,429	1,363	(2,564)	32,122

Income (loss) before income taxes	(3,186)	5,684	(357)	—	2,141
(Benefit from) provision for income taxes	(1,969)	2,144	19	—	194

Net income (loss)	$(1,217)	$3,540	$(376)	$—	$1,947

Less: Net loss attributable to noncontrolling interest	—	—	(125)	—	(125)

Net income (loss) attributable to USBI	$(1,217)	$3,540	$(251)	$—	$2,072

Other significant items:
Total assets	$616,352	$91,220	$95,057	$(175,636)	$626,993
Total investment securities	135,593	—	284	—	135,877
Total loans, net	398,117	80,724	—	(82,890)	395,951
Goodwill	3,112	—	986	—	4,098
Investment in subsidiaries	1,411	48	80,689	(82,088)	61
Fixed asset addition	285	64	—	—	349
Depreciation and amortization expense	601	155	—	—	756
Total interest income from external customers	26,592	18,225	11	—	44,828
Total interest income from affiliates	5,648	—	57	(5,705)	—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2009
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$35,278	$19,013	$68	$(6,885)	$47,474
Total interest expense	13,255	6,781	49	(6,885)	13,200

Net interest income	22,023	12,232	19	0	34,274
Provision for loan losses	4,761	4,340	0	0	9,101

Net interest income after provision	17,262	7,892	19	0	25,173
Total non-interest income	5,232	3,406	1,111	(1,319)	8,430
Total non-interest expense	19,093	8,444	1,335	(1,421)	27,451

Income (loss) before income taxes	3,401	2,854	(205)	102	6,152
Provision for income taxes	500	1,046	16	0	1,562

Net income (loss)	$2,901	$1,808	$(221)	$102	$4,590

Less: Net loss attributable to noncontrolling interest	—	—	(164)	—	(164)

Net income (loss)	$2,901	$1,808	$(57)	$102	$4,754

Other significant items:
Total assets	$685,895	$96,837	$96,256	$(187,234)	$691,754
Total investment securities	194,500	0	253	0	194,753
Total loans, net	410,102	86,424	0	(94,022)	402,504
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	1,491	63	82,012	(83,489)	77
Fixed asset addition	487	186	0	0	673
Depreciation and amortization expense	661	189	24	0	874
Total interest income from external customers	28,447	19,013	14	0	47,474
Total interest income from affiliates	6,830	0	55	(6,885)	0

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2008
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$39,597	$20,031	$90	$(7,602)	$52,116
Total interest expense	16,975	7,478	61	(7,602)	16,912

Net interest income	22,622	12,553	29	0	35,204
Provision for loan losses	3,587	5,314	0	0	8,901

Net interest income after provision	19,035	7,239	29	0	26,303
Total non-interest income	4,693	658	1,311	(402)	6,260
Total non-interest expense	16,310	7,695	1,820	(571)	25,254

Income (loss) before income taxes	7,418	202	(480)	169	7,309
Provision for income taxes	2,027	74	22	0	2,123

Net income (loss)	$5,391	$128	$(502)	$169	$5,186

Less: Net loss attributable to noncontrolling interest			(184)		(184)

Net income (loss)	$5,391	$128	$(318)	$169	$5,370

Other significant items:
Total assets	$669,084	$105,225	$93,660	$(199,967)	$668,002
Total investment securities	183,880	0	333	0	184,213
Total loans, net	413,720	95,412	0	(109,649)	399,483
Goodwill	3,112	0	986	0	4,098
Investment in subsidiaries	9,808	63	79,079	(88,872)	78
Fixed asset addition	175	124	0	0	299
Depreciation and amortization expense	724	202	24	0	950
Total interest income from external customers	32,057	20,031	28	0	52,116
Total interest income from affiliates	7,539	0	62	(7,601)	0

16.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
Legal, accounting and other professional fees	$1,569,063	$1,910,330	$2,294,475
Postage, stationery and supplies	545,819	886,285	926,261
Telephone/data communication	663,861	690,601	645,235
FDIC insurance assessments	1,056,372	1,093,315	71,286
Other	6,189,134	4,829,056	5,197,625

Total	$10,024,249	$9,409,587	$9,134,882

17.	OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and also month-to-month rental agreements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2010:

Year ending December 31,
2011	$300,951
2012	269,502
2013	247,052
2014	174,642
2015	108,029
2016	79,200

Total rental expense under all operating leases was $551,413, $532,249 and $527,679 in 2010, 2009 and 2008, respectively.

18.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2010, 2009 and 2008, there were no credit losses associated with derivative contracts.

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

	December 31,
	2010	2009
	(Dollars in Thousands)
Standby Letters of Credit	$1,127	$1,527
Commitments to Extend Credit	$36,560	$61,096

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at December 31, 2010 was $1.1 million, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At December 31, 2010, there were no outstanding commitments to purchase and sell securities for delayed delivery.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, the Bank’s subsidiary, Acceptance Loan Company (“ALC”), and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, has been named as a co-defendant. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts that Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants moved to compel arbitration and the trial court denied the defendants’ motion. The defendants appealed this decision, and, on September 29, 2010, the Alabama Supreme Court affirmed the trial court’s denial of defendants’ motion. Following the return of the case to the active docket, on November 30, 2010, ALC and the Bank moved to dismiss the lawsuit. Graves has not yet responded to the motion to dismiss, and the motion has not yet been set for hearing. Additionally, on January 24, 2011, ALC and the Bank filed a crossclaim against Corey Mitchell seeking, amoung other relief, defense and indemnification for any damages suffered in the underlying lawsuit. The defendants deny the allegations against them in the underlying lawsuit and intend to vigorously defend themselves in this matter. Given the pendency of the motion to dismiss and the lack of discovery conducted, it is too early to assess the likelihood of a resolution of this matter or the possibility of an unfavorable outcome.

On April 1, 2008, E. Mark Ezell, Mark Ezell Family, LLC, Nena M. Morris, Mark Ezell Investment & Property Management, LLC, Patricia W. Ezell, J.W. Ezell, Ranier W. Ezell and Bradley H. Ezell, all shareholders of the Company (collectively, the “Shareholder Plaintiffs”), filed a lawsuit in the Circuit Court of Choctaw County, Alabama against the Company, ALC, Robert Steen and Mauldin & Jenkins, LLC seeking an unspecified amount of compensatory and punitive damages. On October 31, 2008, the Shareholder Plaintiffs amended their complaint to add Terry Phillips, President and Chief Executive Officer of the Company, as a co-defendant. The complaint, as amended, sought both direct and derivative relief and included allegations that the defendants committed fraud and various other breaches relating to loans made by ALC, resulting in damage to both the Shareholder Plaintiffs individually and to the Company. On January 16, 2009, the trial court granted in part a motion filed by the Company and ALC seeking to dismiss certain of the Shareholder Plaintiffs’ claims. Specifically, the court dismissed the Shareholder Plaintiffs’ derivative and fraud claims and ordered that the Shareholder Plaintiffs re-plead their remaining claims with sufficient factual particularity. The court also granted a motion filed by the Company and ALC seeking to have the lawsuit transferred from the Circuit Court of Choctaw County, Alabama to the Circuit Court of Clarke County, Alabama. On January 19, 2009, the lawsuit was transferred to the Circuit County of Clarke County. Upon transfer, all circuit court judges of Clarke County recused themselves based on an existing practice that they not hear cases involving a party who is also an attorney practicing within Alabama’s First Judicial Circuit (one of the Shareholder Plaintiffs is an attorney practicing within the First Judicial Circuit). On February 10, 2010, the Chief Justice of the Alabama Supreme Court appointed Judge Braxton Kittrell to preside over the case. On October 18, 2010, all parties to the action, including the Shareholder Plaintiffs, agreed to a joint dismissal of the case with prejudice and subsequently filed papers with the court acknowledging the stipulation. The joint stipulation did not arise from the Company or ALC paying damages, costs or fees to the Shareholder Plaintiffs. On November 2, 2010, Judge Kittrell granted the parties’ joint stipulation and dismissed the action, in its entirety, with prejudice.

On February 17, 2011, Wayne Allen Russell, Jr. (“Russell”) filed a lawsuit in the Circuit Court of Tuscaloosa County, Alabama against the Bank and Bill Morgan, who currently serves as the Bank’s Business Development Officer. The allegations in the lawsuit relate to a mortgage on a parcel of real estate, executed by Russell in favor of the Bank as security for a loan, and certain related transactions, including foreclosure proceedings executed by the Bank. The complaint includes a demand for compensatory and punitive damages and costs. Because the lawsuit was only recently filed, the defendants have not yet responded to the complaint. Although the defendants intend to vigorously defend themselves in this matter, it is too early to assess the likelihood of a resolution of this matter or the possibility of an unfavorable outcome.

The Company and its subsidiaries also are parties to other litigation and intend to vigorously defend themselves in all such litigation. In the opinion of management, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Interest rate swaps acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 2010 and 2009, no interest rate swaps were outstanding.

All of the Bank’s derivative financial instruments were over-the-counter instruments and were not exchange traded. Market values are obtained from the counterparties to each instrument. The Bank only uses other commercial banks as a counterparty to their derivative activity. The Bank performs stress tests and other models to assess risk exposure.

20.	FAIR VALUE OF MEASUREMENTS

The Company follows the provisions of ASC Topic 820 Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Topic 820 requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the consolidated statements of financial condition, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes equity securities in banks that are publicly traded. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, due from banks and federal funds sold: The carrying amount of cash, due from banks and federal funds sold approximates fair value.

Federal Home Loan Bank: Based on the redemption provision of the FHLB, the stock has no quoted market value and is carried at cost.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2010.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Financial assets measured at fair value on a recurring basis at December 31, 2010 and 2009 are summarized below.

	Fair Value Measurements at December 31, 2010 Using
	Totals at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mortgage-backed securities	$113,397,231	$—	$113,397,231	$—
Obligations of states, counties and political subdivisions	22,185,797	—	22,185,797	—
Equity securities	213,823	213,823	—	—
U.S. treasury securities	80,369	—	80,369	—

	Fair Value Measurements at December 31, 2009 Using
	Totals at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mortgage-backed securities	$165,913,607	$—	$165,913,607	$—
Obligations of states, counties and political subdivisions	21,635,113	—	21,635,113	—
Equity securities	183,409	183,409	—	—
U.S. treasury securities	80,325	—	80,325	—

Assets Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated statements of financial condition, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $213,823 and $183,409 for 2010 and 2009, respectively, in equity securities that are considered to be Level 1 securities.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis, including impaired loans. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $15,733,563 and $12,882,218 as of December 31, 2010 and 2009, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Non-Financial Assets and Non-Financial Liabilities Measured at Fair Value

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

During 2010, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $7,084,265 (utilizing Level 2 valuation inputs) during 2010. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company has recognized charge-offs of the allowance for possible loan losses totaling approximately $4,268,544. Foreclosed assets totaling $6,787,500 were remeasured at fair value in 2010, resulting in impairment loss of $2,532,683 million on other real estate owned. There were no foreclosed assets remeasured at fair value subsequent to initial recognition during 2009.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments at December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Assets:
Cash and cash equivalents	$13,532	$13,532	$12,449	$12,449
Investment securities available-for-sale	135,877	135,877	194,754	194,754
Investment securities held-to-maturity	1,210	1,197	1,250	1,248
Federal funds sold	—	—	4,545	4,545
Federal Home Loan Bank stock	5,093	5,093	5,700	5,700
Accrued interest receivable	5,110	5,110	5,095	5,095
Loans, net of unearned	395,951	396,067	402,504	408,152
Liabilities:
Deposits	503,530	505,521	513,053	515,559
Short-term borrowings	970	970	620	620
Long-term debt	30,000	31,362	85,000	87,475
Accrued interest payable	2,235	2,235	2,477	2,477

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

21.	UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Condition

		Year-Ended December 31,
		2010	2009
ASSETS:
Cash on deposit		$303,868	$285,231
Investment in subsidiaries		78,723,682	80,373,935
Investment securities available-for-sale		203,520	173,018
Other assets		987,343	987,343

TOTAL ASSETS		$80,218,413	$81,819,527

LIABILITIES:
Other liabilities		$442,767	$355,588
SHAREHOLDERS’ EQUITY		79,775,646	81,463,939

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$80,218,413	$81,819,527

Statements of Income
	Year-Ended December 31,
	2010	2009	2008
INCOME
Dividend income, First United Security Bank	$3,013,988	$4,007,422	$8,019,917
Interest income	1,325	3,239	9,432
Investment securities loss, net	—	—	—

Total income	$3,015,313	4,010,661	8,029,349
EXPENSE	348,430	326,488	364,891

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	2,666,883	3,684,173	7,664,458
EQUITY IN (DISTRIBUTIONS IN EXCESS OF) UNDISTRIBUTED INCOME OF SUBSIDIARIES	(719,751)	906,199	(2,479,404)

NET INCOME	$1,947,132	$4,590,372	$5,185,054

Less: Net loss attributable to noncontrolling interest	(125,294)	(163,858)	(184,457)

NET INCOME ATTRIBUTABLE TO USBI	$2,072,426	$4,754,230	$5,369,511

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Statements of Cash Flows

	Year-Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to USBI	$2,072,426	$4,754,230	$5,369,511
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (equity in) undistributed income of subsidiaries	594,458	(1,070,057)	2,294,947
Decrease (increase) in other assets	—	—	6,185
Increase in other liabilities	75,741	40,983	80,282

Net cash provided by operating activities	2,742,625	3,725,156	7,750,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary	(70,000)	—	(65,000)
Return of investment in First Security Courier Company	—	—	28,185

Net cash used in investing activities	(70,000)	—	(36,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,653,988)	(3,619,075)	(6,534,710)
Purchase of treasury stock	—	—	(1,077,656)

Net cash used in financing activities	(2,653,988)	(3,619,075)	(7,612,366)

INCREASE IN CASH	18,637	106,081	101,744
CASH AT BEGINNING OF YEAR	285,231	179,150	77,406

CASH AT END OF YEAR	$303,868	$285,231	$179,150

22.	QUARTERLY DATA (UNAUDITED)

	Year-Ended December 31,
	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$10,972	$11,417	$11,185	$11,254	$11,756	$11,804	$11,945	$11,969
Interest expense	2,167	2,452	2,531	2,923	2,892	3,290	3,448	3,570

Net interest income	8,805	8,965	8,654	8,331	8,864	8,514	8,497	8,399
Provision for loan losses	3,847	1,386	3,682	1,743	4,244	1,489	1,459	1,909

Net interest income, after provision for loan losses	4,958	7,579	4,972	6,588	4,620	7,025	7,038	6,490
Non-interest:
Income	563	1,401	1,153	5,374	1,384	1,207	3,967	1,237
Expense	7,764	8,729	6,951	7,003	7,186	6,950	6,693	5,987

Income (loss) before income taxes	(2,243)	251	(826)	4,959	(1,182)	1,282	4,312	1,740
(Benefits from) provision for income taxes	(1,027)	(100)	(478)	1,799	(604)	255	1,440	471

Net income (loss) after taxes	(1,216)	351	(348)	3,160	$(578)	$1,027	$2,872	$1,269

Less: Net loss attributable to noncontrolling interest	—	—	—	(125)	(164)	—	—	—

Net income (loss) attributable to USBI after taxes	$(1,216)	$351	$(348)	$3,285	$(414)	$1,027	$2,872	$1,269

Earnings (losses) per common share:
Basic and diluted earnings (losses) attributable to USBI	$(0.21)	$0.06	$(0.06)	$0.55	$(0.07)	$0.17	$0.48	$0.21

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Bancshares maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bancshares’ Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Bancshares’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The management of Bancshares carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2010, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, Bancshares’ management concluded, as of December 31, 2010, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 57 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 60 and is incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Bancshares has adopted a Code of Business Conduct and Ethics for directors, officers (including Bancshares’ Chief Executive Officer and Chief Financial Officer) and employees. The Code of Business Conduct and Ethics is incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003. Bancshares will provide any interested person a copy of the Code of Business Conduct and Ethics free of charge, upon written request to United Security Bancshares, Inc., Attention: Beverly J. Dozier, Corporate Secretary, 131 West Front Street, Post Office Box 249, Thomasville, Alabama 36784, (334) 636-5424.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2010, the securities that have been authorized for issuance under Bancshares’ equity compensation plan, the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Plan”). The Directors’ Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in Bancshares’ common stock and was approved by shareholders in 2004.

Equity Compensation Plan Information1

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c) (excluding securities reflected in column (a))(1)
Equity compensation plans approved by shareholders	25,801	$0.00	(2)	0
Equity compensation plans not approved by shareholders	0	$0.00		0

Total	25,801	$0.00	(2)	0

(1)	Does not include shares reserved for future issuance under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.
(2)	Does not include amounts deferred pursuant to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, as there is no exercise price associated with these deferred amounts.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements of Bancshares and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC;

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – Carr, Riggs & Ingram, LLC;

Consolidated Statements of Condition – December 31, 2010 and 2009;

Consolidated Statements of Income – Years Ended December 31, 2010, 2009 and 2008;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2010, 2009 and 2008;

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2010, 2009 and 2008;

Consolidated Statements of Cash Flows – Years Ended December 31, 2010, 2009 and 2008; and

Notes to Consolidated Financial Statements – Years Ended December 31, 2010, 2009 and 2008.

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item above.

(a)(3)&(b)Exhibits.

The exhibits listed on the Exhibit Index beginning on page 112 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 2011.

UNITED SECURITY BANCSHARES, INC.

By:	/s/ R. Terry Phillips
R. Terry Phillips
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Terry Phillips	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2011
R. Terry Phillips

/s/ Robert Steen	Vice President, Treasurer, Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer, Principal Accounting Officer)	March 10, 2011
Robert Steen

/s/ Dan R. Barlow	Director	March 10, 2011
Dan R. Barlow

/s/ Andrew C. Bearden, Jr.	Director	March 10, 2011
Andrew C. Bearden, Jr.

/s/ Linda H. Breedlove	Director	March 10, 2011
Linda H. Breedlove

/s/ Gerald P. Corgill	Director	March 10, 2011
Gerald P. Corgill

/s/ Wayne C. Curtis	Director	March 10, 2011
Wayne C. Curtis

/s/ John C. Gordon	Director	March 10, 2011
John C. Gordon

/s/ William G. Harrison	Director	March 10, 2011
William G. Harrison

/s/ Hardie B. Kimbrough	Director	March 10, 2011
Hardie B. Kimbrough

/s/ J. Lee McPhearson	Director	March 10, 2011
J. Lee McPhearson

/s/ Jack W. Meigs	Director	March 10, 2011
Jack W. Meigs

/s/ James C. Stanley	Director	March 10, 2011
James C. Stanley

/s/ Howard M. Whitted	Director	March 10, 2011
Howard M. Whitted

/s/ Bruce N. Wilson	Director	March 10, 2011
Bruce N. Wilson

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description
3.1	Certificate of Incorporation of Bancshares, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on August 29, 2007.

10.1	Employment Agreement dated January 1, 2000, between Bancshares and R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2000.*

10.1A	Amendment One to R. Terry Phillips Employment Agreement dated December 18, 2008, among Bancshares, the Bank and R. Terry Phillips, incorporated herein by reference to Item 5.02(e) to the Current Report on Form 8-K filed on December 23, 2008.*

10.1B	Amendment Two to R. Terry Phillips Employment Agreement dated December 30, 2010, among Bancshares, the Bank and R. Terry Phillips.*

10.2	Form of Director Indemnification Agreement between Bancshares and its directors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2009.*

10.3	United Security Bancshares, Inc. Long Term Incentive Compensation Plan, incorporated herein by reference to the Appendices to Form S-4 dated April 16, 1997 (No. 333-31241).*

10.4	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Dan Barlow, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.4A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Dan Barlow dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.5	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with William D. Morgan, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.5A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for William D. Morgan dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.6	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.6A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Terry Phillips dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

Exhibit No.	Description
10.7	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Larry Sellers, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.7A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Larry Sellers dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.8	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Robert Steen, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.8A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Robert Steen dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.9	First United Security Bank Director Retirement Agreement dated October 14, 2002, with Dan R. Barlow, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.9A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 14, 2002 for Dan R. Barlow dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.10	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.10A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Linda H. Breedlove dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.11	First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.11A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 21, 2002 for Gerald P. Corgill dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.12	First United Security Bank Director Retirement Agreement dated October 16, 2002, with Wayne C. Curtis, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.12A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for Wayne C. Curtis dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.13	First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

Exhibit No.	Description
10.13A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for John C. Gordon dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.14	First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.14A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for William G. Harrison dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.15	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Hardie B. Kimbrough, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.15A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Hardie B. Kimbrough dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.16	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.16A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Jack Meigs dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.17	First United Security Bank Director Retirement Agreement dated October 17, 2002, with R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.17A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for R. Terry Phillips dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.18	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Ray Sheffield, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.18A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Ray Sheffield dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.19	First United Security Bank Director Retirement Agreement dated October 16, 2002, with J. C. Stanley, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.19A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17 (sic), 2002 for J.C. Stanley dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

Exhibit No.	Description
10.20	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.20A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Howard M. Whitted dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.21	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.21A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Bruce N. Wilson dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.22	United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.*

10.22A	Amendment One to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 18, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.22B	Amendment Two to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 30, 2010.*

10.23	United Security Bancshares, Inc. Summary of Directors’ Fees, effective May 20, 2010.*

14	United Security Bancshares, Inc. Code of Business Conduct and Ethics, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of United Security Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement.