Form 10-K/A
period 2010-12-31
UNITED SECURITY BANCSHARES INC
filed 2011-05-20
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K/A.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2010

(Amendment No. 1)

i

14	Principal Accountant Fees and Services	110

PART IV		110

15	Exhibits and Financial Statement Schedules	110

Signatures		111

Exhibit Index		113

*	Portions of the definitive proxy statement for the registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

ii

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A”) filed by United Security Bancshares, Inc. (“Bancshares” or the “Company”) as of and for the year ended December 31, 2010 (the “Form 10-K”) is being filed in order to amend and restate the Form 10-K and the Company’s consolidated financial statements and accompanying footnotes as of and for the year ended December 31, 2010 (the “2010 Financials”) and other related information included therein.

As reported by Bancshares in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2011, subsequent to the March 14, 2011 filing of the Form 10-K, Bancshares’ management was unaware of certain material adjustments to the current appraised values of several properties securing impaired loans held by the Company’s wholly-owned subsidiary, First United Security Bank. The adjustments were not factored into the Company’s provision for loan losses in the previously issued 2010 Financials. As a result, management and the Audit Committee of Bancshares’ Board of Directors determined that the 2010 Financials should be restated. The overall impact on net income (loss) of the adjustments related to the restatement of the 2010 Financials is summarized below:

Net Income (Loss) Attributable to USBI Year Ended December 31, 2010
Net Income, As Previously Reported	$2,072,426
Increase in Provision for Loan Losses	(8,472,915)
Decrease in Provision for Income Tax	3,219,708
Total Adjustments	(5,253,207)
Net Loss, As Restated	($3,180,781)

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following items in the Form 10-K have been amended and restated in their entirety:

•	Part I, Item 1A – Risk Factors;

•	Part II, Item 6 – Selected Financial Data;

•	Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II, Item 8 – Financial Statements and Supplemental Data;

•	Part II, Item 9A – Controls and Procedures; and

•	Part IV, Item 15 – Exhibits and Financial Statement Schedules.

Additionally, Part IV, Item 15 has been amended and restated in its entirety to include the Company’s restated consolidated financial statements and currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Other than the items outlined above, there are no changes to the Form 10-K, although this Form 10-K/A also sets forth those items in the Form 10-K that are not being amended and restated for the convenience of the reader. No attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the Form 10-K, including the exhibits to the Form 10-K, except as required to reflect the effects of the restatement of the 2010 Financials. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the

Form 10-K on March 14, 2011. Except as otherwise specifically noted, all information contained herein is as of December 31, 2010 and does not reflect any events or changes that have occurred subsequent to that date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings, if any.

The Company is not required to and has not updated any forward-looking statements previously included in the Form 10-K. The Company has not amended, and does not intend to amend, any of its other previously filed reports. (Note: No other periods were affected by the restatement of the 2010 Financials). Our previously issued consolidated financial statements as of and for the year ended December 31, 2010, which were filed with the 10-K, should no longer be relied upon.

This Form 10-K/A includes changes to Item 9A – Controls and Procedures and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. This restatement of management’s assessment regarding disclosure controls and procedures results from the identification of a material weakness in internal control over financial reporting. As a result of the need to restate the 2010 Financials, management has reassessed the effectiveness of the Company’s internal control over financial reporting and has concluded that, as of December 31, 2010, there was a material weakness in the Company’s internal control over financial reporting. The weakness primarily relates to the receipt of new appraisals or other valuation information on collateral securing impaired loans not being evaluated in a timely manner and recorded in the proper period. This Form 10-K/A includes changes to Management’s Report on Internal Control Over Financial Reporting in Item 8 – Financial Statements and Supplementary Data that reflect management’s reassessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The Company has implemented changes in internal controls as of the date of this report to address the material weakness. However, we believe that additional time and testing are necessary before concluding that the identified material weakness has been remediated.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K/A (Amendment No. 1) that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares” or the “Company”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements, including the factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

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

Website Information

The Bank’s website address is http://www.firstusbank.com. Bancshares does not maintain a separate website. Bancshares makes available free of charge on the Bank’s website, under the tabs “About Us” – “Investor Relations,” its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s website, http://www.sec.gov. Bancshares will provide paper copies of these reports to shareholders free of charge upon written request. Bancshares is not including the information contained on or available through the Bank’s website as a part of, or incorporating such information into, this Annual Report on Form 10-K/A.

Item 1A.	Risk Factors.

Making or continuing an investment in common stock issued by Bancshares involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on Bancshares. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price of your common stock could decline and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K/A constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause Bancshares’ actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of Bancshares.

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

A material weakness in our internal control over financial reporting existed as of December 31, 2010. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

In connection with the restatement of our previously issued consolidated financial statements as of and for the year ended December 31, 2010, management and the Audit Committee of our Board of Directors concluded that, as of December 31, 2010, there was a material weakness in our internal control over financial reporting relating to the system of monitoring the real estate collateral values of certain impaired loans at the Bank. In certain instances, reductions in collateral values on impaired loans based on recent appraisals had not been communicated to management responsible for financial reporting on a timely basis. See “Item 9A. Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting.”

As of the date of this amended annual report on Form 10-K/A, we have implemented remedial measures related to the identified material weakness. See “Item 9A. Controls and Procedures – Changes in Internal Control Over Financial Reporting.” The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to remediate the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, additional restatements of our consolidated financial statements, a decline in our stock price and investor confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.

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

Dividends are paid at the discretion of Bancshares’ Board of Directors, based on Bancshares’ operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are Bancshares’ primary source of funds for the payment of dividends to its shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to Bancshares. In addition, federal and state regulatory agencies have the authority to prevent Bancshares from paying a dividend to its shareholders. While Bancshares intends to continue paying dividends, it can make no assurances that it will be able to or be permitted to do so in the future. See Note 15, “Shareholders’ Equity, as Restated,” in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K/A.

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2010.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
October 1-31, 2010	5,352	(2)	$9.56	0	242,303
November 1-30, 2010	0		—	0	242,303
December 1-31, 2010	9,887	(3)	$10.11	0	242,303

Total	15,239		$9.92	0	242,303

(1)	On December 17, 2010, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2011, the expiration date of the extended repurchase program.
(2)	252 shares were purchased by a trust that is part of Bancshares’ general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan; 5,100 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).
(3)	9,887 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

Item 6.	Selected Financial Data

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year-Ended December 31,
	2010	2009	2008	2007	2006
	(Restated)
	(In Thousands of Dollars, Except Per Share Amounts)
CONSOLIDATED STATEMENTS OF INCOME
Interest Income	$44,828	$47,474	$52,116	$59,983	$59,219
Interest Expense	10,073	13,200	16,912	19,464	15,992

Net Interest Income	34,755	34,274	35,204	40,519	43,227
Provision for Loan Losses	19,131	9,101	8,901	21,152	3,726
Non-Interest Income	10,166	8,430	6,260	5,566	5,621
Non-Interest Expense	32,122	27,451	25,254	26,180	24,157

Income (Loss) Before Income Taxes	(6,332)	6,152	7,309	(1,247)	20,965
Provision For (Benefit From) Income Taxes	(3,026)	1,562	2,123	(1,220)	7,095

Net Income (Loss)	$(3,306)	$4,590	$5,186	$(27)	$13,870

Less: Net Loss Attributable to Non-Controlling Interest	(125)	(164)	(184)	(376)	(375)

Net Income (Loss) Attributable to USBI	$(3,181)	$4,754	$5,370	$349	$14,245

Basic and Diluted Weighted Net Income (Loss) Attributable to USBI Per Share	$(0.53)	$0.79	$0.89	$0.06	$2.24
Average Shares Outstanding	6,014	6,018	6,039	6,174	6,367

CONSOLIDATED STATEMENTS OF CONDITION
Total Assets	$621,739	$691,754	$668,002	$659,896	$646,296
Loans, Net	387,478	402,504	399,483	427,588	441,574
Deposits	503,530	513,053	485,117	478,554	450,062
Long-Term Debt	30,000	85,000	90,000	77,518	87,553
Shareholders’ Equity	74,522	81,464	78,664	79,569	91,596

AVERAGE BALANCES
Total Assets	$669,735	$683,456	$668,473	$660,872	$635,588
Earning Assets	595,667	614,471	600,559	601,131	578,949
Loans, Net of Unearned Discount	411,910	407,777	414,321	449,577	444,094
Deposits	517,397	498,993	485,012	479,939	443,273
Long-Term Debt	54,877	89,671	88,985	77,148	84,010
Shareholders’ Equity	83,158	80,628	78,671	85,648	88,768

PERFORMANCE RATIOS
Net Income to:
Average Total Assets	(0.47)%	0.70%	0.80%	0.05%	2.24%
Average Shareholders’ Equity	(3.82)%	5.90%	6.83%	0.41%	16.05%
Average Shareholders’ Equity to:
Average Total Assets	12.42%	11.80%	11.77%	12.96%	13.97%
Dividend Payout Ratio	N/A	76.12%	121.70%	2,104.78%	47.89%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

The following discussion has been amended to reflect the restatement of the consolidated statement of financial condition and related consolidated statements of operations, shareholders’ equity and cash flows as of and for the year ended December 31, 2010 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K/A. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K/A). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A, “Risk Factors” of this Annual Report on Form 10-K/A.

Restatement of Financial Statements

This Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A”) is required due to material misstatements identified within the consolidated financial statements included in the initial Form 10-K filed on March 14, 2011 related to the Company’s estimate of the allowance for loan losses related to valuation assessments of impaired loans. As a result, we have restated certain amounts in the accompanying consolidated financial statements to correct errors in previously reported amounts. The effect of this change in the consolidated financial statements was as follows (in thousands, except per share amounts).

	As Reported	Adjustment	As Restated
Consolidated Balance Sheet
Loans, net	$395,951	$(8,473)	$387,478
Other assets	9,616	3,220	12,836
Total assets	626,993	(5,253)	621,739

Retained earnings	$89,661	$(5,253)	$84,408
Total shareholders’ equity	79,775	(5,253)	74,522
Total liabilities and shareholders’ equity	626,992	(5,253)	621,739

Consolidated Statement of Income
Provision for loan losses	$10,658	$8,473	$19,131
Net interest income after provision for loan losses	24,097	(8,473)	15,624
Income (loss) before income taxes	2,141	(8,473)	(6,332)
Provision for (benefit from) income taxes	194	(3,220)	(3,026)
Net income (loss)	1,947	(5,253)	(3,306)
Net income (loss) attributable to USBI	2,072	(5,253)	(3,181)
Basic and diluted net income (loss) attributable to USBI per share	$0.34	$(0.87)	$(0.53)

Consolidated Statement of Comprehensive Income
Net income (loss) attributable to USBI	$2,072	$(5,253)	$(3,181)
Total comprehensive income (loss)	1,043	(5,253)	(4,210)

Consolidated Statement of Cash Flows
Net income (loss)	$1,947	$(5,253)	$(3,306)
Provision for loan losses	10,658	8,473	19,131
Deferred income tax (benefit) expense	(1,957)	(3,220)	(5,177)
Net cash (used in) provided by operating activities	16,422	—	16,422

This Form 10-K/A includes changes to Item 9A – Controls and Procedures and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. This restatement of management’s assessment regarding disclosure controls and procedures results from the identification of a material weakness in internal control over financial reporting. As a result of the need to restate the 2010 Financials, management has reassessed the effectiveness of our internal control over financial reporting and has concluded that, as of December 31, 2010, there was a material weakness in our internal control over financial reporting. The weakness primarily relates to the system of monitoring the real estate collateral values of certain impaired loans at First United Security Bank. This Form 10-K/A includes changes to Management’s Report on Internal Control Over Financial Reporting in Item 8 – Financial Statements and Supplementary Data that reflect management’s reassessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. We have implemented changes in internal controls as of the date of this report to address the material weakness. However, we believe that additional time and testing are necessary before concluding that the identified material weakness has been remediated.

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

In 2010, ALC contributed approximately $3.5 million to consolidated net income, and the Bank generated a net loss of approximately $6.5 million. The Bank provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals, while ALC’s business is consumer oriented.

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

At December 31, 2010, Bancshares had consolidated assets of $621.7 million, deposits of $503.5 million and shareholders’ equity of $74.5 million. Total assets decreased by $70.0 million, or 10.1%, in 2010. Net income attributable to USBI decreased from $4.8 million in 2009 to a loss of $3.2 million in 2010. Net income attributable to USBI per share decreased from $0.79 in 2009 to a loss of $0.53 in 2010.

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

In addition, Bancshares’ business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed in Item 1A of this Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

For the year ended December 31, 2010, net loss attributable to USBI was $3.2 million, compared with net income attributable to USBI of $4.8 million for the year ended December 31, 2009. Basic and diluted net loss attributable to USBI per common share was $0.53 for the year ended December 31, 2010, compared with $0.79 basic and diluted net income attributable to USBI per common share for 2009. The decline in net income attributable to USBI resulted from increased provision for loan losses and increased non-interest expense, offset by increased non-interest income.

Other results for the year ended December 31, 2010 were as follows:

•	Total assets decreased 10.1% to $621.7 million since the 2009 year-end.

•	Deposits decreased 1.9% to $503.5 million, compared with $513.1 million at December 31, 2009.

•	Gross loans decreased 1.0% to $408.4 million, compared with $412.5 million at December 31, 2009.

•

At year-end 2010, our total risk-based capital was 16.27%, significantly above a number of financial institutions in our peer group and well above the minimum requirements of 10%, to achieve the highest rating of “well-capitalized.”

•

Our net interest income increased 1.4% to $34.8 million in 2010, compared with $34.3 million in 2009. The increase in net interest income was due primarily to a 52 basis point decline in the cost of interest bearing liabilities.

•

Provision for loan losses increased to $19.1 million for the year ended December 31, 2010, or 4.6%, annualized of average loans, compared with $9.1 million, or 2.2% annualized of average loans, for the year ended December 31, 2009. This increase in the provision for loan losses is primarily related to the decline in real estate collateral values reflected in updated appraisals obtained on several commercial real estate loans considered impaired at year end.

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

•

Shareholders’ equity totaled $74.5 million, or book value of $12.40 per share, at December 31, 2010. Return on average assets in 2010 was (0.47)%, and return on average shareholders’ equity was (3.82)%.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Summary of Operating Results

	Year-Ended December 31,
	2010	2009	2008
	(Restated)
	(In Thousands of Dollars)
Interest Income	$44,828	$47,474	$52,116
Interest Expense	10,073	13,200	16,912

Net Interest Income	34,755	34,274	35,204
Provision for Loan Losses	19,131	9,101	8,901

Net Interest Income After Provision for Loan Losses	15,624	25,173	26,303
Non-Interest Income	10,166	8,430	6,260
Non-Interest Expense	32,122	27,451	25,254

Income (Loss) Before Income Taxes	(6,332)	6,152	7,309
Provision for (Benefit From) Income Taxes	(3,026)	1,562	2,123

Net Income (Loss)	$(3,306)	$4,590	$5,186

Less: Net Loss Attributable to Noncontrolling Interest	(125)	(164)	(184)

Net Income (Loss) Attributable to USBI	$(3,181)	$4,754	$5,370

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

Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities

	December 31,
	2010			2009			2008
	(Restated)
	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %
	(In Thousands of Dollars, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans (Note A)	$411,910	$38,086	9.25%	$407,777	$38,795	9.51%	$414,321	$43,281	10.45%
Taxable Investments	152,947	5,859	3.83%	178,122	7,979	4.48%	171,196	8,240	4.81%
Non-Taxable Investments	21,406	883	4.12%	14,207	700	4.93%	13,786	595	4.32%
Federal Funds Sold	9,404	—	0.00%	14,365	—	0.00%	1,256	—	0.00%

Total Interest-Earning Assets	595,667	44,828	7.53%	614,471	47,474	7.73%	600,559	52,116	8.68%

Non-Interest-Earning Assets:
Other Assets	74,068			68,985			67,914

Total	$669,735			$683,456			$668,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$116,020	$1,179	1.02%	$104,988	$1,084	1.03%	$89,926	$1,211	1.35%
Savings Deposits	50,637	348	0.69%	48,319	340	0.70%	47,409	463	0.98%
Time Deposits	292,237	6,073	2.08%	287,460	8,157	2.84%	285,602	11,433	4.00%
Borrowings	55,565	2,473	4.45%	90,475	3,619	4.00%	91,418	3,805	4.16%

Total Interest-Bearing Liabilities	514,459	10,073	1.96%	531,242	13,200	2.48%	514,355	16,912	3.29%

Non-Interest-Bearing Liabilities:
Demand Deposits	58,503			58,226			62,075
Other Liabilities	13,615			13,360			13,372
Shareholders’ Equity	83,158			80,628			78,671

Total	$669,735			$683,456			$668,473

Net Interest Income (Note B)		$34,755			$34,274			$35,204

Net Yield on Interest-Earning Assets			5.83%			5.58%			5.86%

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

	2010 Compared to 2009 Increase (Decrease) Due to Change In:			2009 Compared to 2008 Increase (Decrease) Due to Change In:			2008 Compared to 2007 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net	Volume	Average Rate	Net
	(In Thousands of Dollars)
Interest Earned On:
Loans	$393	$(1,102)	$(709)	$(684)	$(3,802)	$(4,486)	$(4,103)	$(4,933)	$(9,036)
Taxable Investments	(1,128)	(992)	(2,120)	333	(594)	(261)	1,833	(527)	1,306
Non-Taxable Investments	355	(172)	183	18	87	105	(107)	(30)	(137)

Total Interest-Earning Assets	(380)	(2,266)	(2,646)	(333)	(4,309)	(4,642)	(2,377)	(5,490)	(7,867)

Interest Expense On:
Demand Deposits	114	(19)	95	203	(330)	(127)	117	463	580
Savings Deposits	16	(8)	8	9	(132)	(123)	(3)	(39)	(42)
Time Deposits	136	(2,219)	(2,083)	74	(3,350)	(3,276)	(309)	(2,619)	(2,928)
Other Borrowings	(1,397)	250	(1,147)	(39)	(147)	(186)	500	(662)	(162)

Total Interest-Bearing Liabilities	(1,131)	(1,996)	(3,127)	247	(3,959)	(3,712)	305	(2,857)	(2,552)

(Decrease) Increase in Net Interest Income	$751	$(270)	$481	$(580)	$(350)	$(930)	$(2,682)	$(2,633)	$(5,315)

Provision for Loan Losses, as Restated

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual net losses experienced during the year and management’s judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $8.2 million in 2010, and a provision of $19.1 million was expensed for loan losses in 2010, compared to $9.1 million in 2009 and $8.9 million in 2008. This increase in the provision for loan losses is primarily related to the decline in real estate collateral values reflected in updated appraisals obtained on several commercial real estate loans considered impaired at year end. Net charge-offs at the Bank were $5.4 million for the year ending December 31, 2010, compared to $3.3 million for the year ending December 31, 2009. ALC had net charge-offs of $2.8 million for the year ending December 31, 2010, compared to $4.3 million for the year ending December 31, 2009. Net charge-offs as a percentage of average loans were 2.0%, 1.87% and 2.15% for the years ended December 31, 2010, 2009 and 2008, respectively.

The ratio of the allowance to loans net of unearned income at December 31, 2010 and 2009 was 5.13% and 2.40%, respectively. For additional information regarding the Company’s allowance for loan losses, see “Loans and Allowance for Loan Losses, as Restated.”

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

Non-interest expense increased $4.7 million, or 17.0%, to $32.1 million in 2010, from $27.4 million in 2009. Non-interest expense increased 8.7% in 2009 and declined 2.1% in 2008. The increase in 2010 is due primarily to the impairment loss on OREO of $3.5 million and $1.7 million realized loss on the sale of OREO. Realized loss on the sale of OREO increased from $635,000 in 2009. Impairment write down of OREO increased $2.9 million in 2010, increased $533,000 in 2009 and declined $695,000 in 2008. The severely depressed real estate market, along with the continued decline in real estate values, have had a negative effect on these sales. If the economy remains weak and real estate values continue to decline, further impairment and losses could result. The increase in non-interest expense in 2009 was due primarily to increased salaries and employee benefits and FDIC insurance assessments. The 2008 decline resulted from decreased incentive awards compared to 2007.

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

Occupancy expense remained unchanged from 2009 to 2010 at $1.9 million. The reduction in 2008 resulted from lower maintenance and repair costs. Occupancy expense includes rents, depreciation, utilities, maintenance, insurance, taxes and other expenses associated with maintaining the nineteen banking offices and twenty-two ALC finance company offices. The Company utilizes both acquired and leased space in operating these locations. The Bank owns all of its banking offices, with the exception of the Columbiana office and the parking lot in Brent, which are leased. All ALC offices are leased with the exception of the Jackson office, which was purchased in 2009 (costs associated with operating lease agreements can be reviewed in detail in Note 18, “Operating Leases,” in the “Notes to Consolidated Financial Statements”).

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

Provision for Income Taxes, as Restated

Income tax expense decreased to a tax benefit of $3.0 million, resulting from a net operating loss before tax of $6.3 million, compared to taxable income of $6.2 million in 2009. The calculation of the income tax provision requires the use of estimates and judgments of management. As part of the Company’s overall business strategy, management must take into account tax law and regulations that apply to specific tax issues faced by the Company in each year. This analysis includes an evaluation of the amount and timing of the realization of income tax assets or liabilities. Management closely monitors tax developments and evaluates the effect that they may have on the Company’s overall tax position. A more detailed discussion of the Company’s provision for income taxes is included in Note 12, “Income Taxes, as Restated,” in the “Notes to Consolidated Financial Statements.”

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

Non-Performing Assets, as Restated

Accruing loans past due 90 days or more at December 31, 2010 totaled $5.2 million. These loans are secured, and, taking into consideration the collateral value and the financial strength of the borrowers, management believes that there will be no loss in these accounts and has allowed the loans to continue accruing.

Impaired loans totaled $51.0 million, $35.4 million and $24.4 million as of December 31, 2010, 2009 and 2008, respectively. The increase in impaired loans at December 31, 2010 was caused by several large commercial real estate loans being considered impaired at year end 2010, which loans had performed adequately in prior periods. The decline in real estate values and the severely depressed real estate market have affected the value of the underlying collateral and the borrowers’ ability to service the debt on these loans. There was approximately $12.6 million, $2.6 million and $1.6 million in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2010, 2009 and 2008, respectively. Loans totaling $18.4 million, $20.0 million and $12.0 million for 2010, 2009 and 2008, respectively, although considered impaired under Financial Accounting Standards Board (“FASB”) Accounting

Standards Codification (“ASC”) Topic 310, have no measurable impairment, and no allowance for loan losses is specifically allocated to these loans. The average recorded investment in impaired loans for 2010, 2009 and 2008 was approximately $37.0 million, $23.1 million and $16.8 million, respectively. Income recognized on impaired loans in 2010 amounted to approximately $2.0 million.

Non-performing assets as a percentage of loans net of unearned interest and other real estate was 10.2% at December 31, 2010, compared to 9.8% at December 31, 2009. While non-performing assets increased $2.1 million in 2010 compared to 2009, loans on non-accrual decreased $625,000, and loans past due 90 days or more declined $1.5 million. Other real estate acquired in settlement of loans consisted of 11 residential properties and 47 commercial properties totaling $19.0 million at the Bank and 152 residential properties and 11 commercial properties totaling $6.6 million at ALC. Management is making every effort to dispose of these properties in a timely manner, but the national recession and the severely depressed real estate market is negatively impacting this process. Management reviews these loans and reports to the Bank’s Board of Directors monthly. Loans past due 90 days or more and still accruing are reviewed closely by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If, at any time, management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual and their asset values downgraded.

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

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for each of the five years indicated.

	December 31,
	2010		2009		2008		2007		2006
	(Restated)
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands, Except Percentages)
Commercial, Financial and Agricultural	$988	10%	$752	10%	$583	10%	$558	9%	$376	8%
Real Estate	16,811	74	5,688	75	5,632	73	5,688	72	4,468	68
Installment (Consumer)	3,137	16	3,564	15	2,317	17	2,289	19	2,820	24

Total	$20,936	100%	$10,004	100%	$8,532	100%	$8,535	100%	$7,664	100%

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

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for each of the five years indicated.

	December 31,
	2010	2009	2008	2007	2006
	(Restated)
	(In Thousands of Dollars)
Balance of Allowance for Loan Loss at Beginning of Period	$10,004	$8,532	$8,535	$7,664	$7,694
Charge-Offs:
Commercial, Financial and Agricultural	(773)	(1,111)	(541)	(483)	(473)
Real Estate-Mortgage	(5,705)	(3,108)	(3,995)	(5,414)	(241)
Installment (Consumer)	(2,863)	(4,512)	(6,113)	(15,715)	(4,001)
Credit Cards	(1)	(10)	(7)	(22)	(21)

	(9,342)	(8,741)	(10,656)	(21,634)	(4,736)
Recoveries:
Commercial, Financial and Agricultural	82	33	62	29	78
Real Estate-Mortgage	290	28	123	159	78
Installment (Consumer)	770	1,040	1,566	1,163	811
Credit Cards	1	11	1	2	13

	1,143	1,112	1,752	1,353	980
Net Charge-Offs	(8,199)	(7,629)	(8,904)	(20,281)	(3,756)
Provision for Loan Losses	19,131	9,101	8,901	21,152	3,726

Balance of Allowance for Loan Loss at End of Period	$20,936	$10,004	$8,532	$8,535	$7,664

Ratio of Net Charge-Offs During Period to Average Loans Outstanding	1.99%	1.87%	2.15%	4.53%	0.85%

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

Volumes of sales, as well as other information regarding investment securities, are discussed further in Note 4, “Investment Securities,” in the “Notes to Consolidated Financial Statements.”

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

Other Borrowings

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, treasury, tax and loan deposits and Federal Home Loan Bank (“FHLB”) advances. This category continues to be utilized as an alternative source of funds. During 2010, the average other interest-bearing liabilities represented 10.8% of the average total interest-bearing liabilities, compared to 17.0% in 2009 and 17.8% in 2008. The advances from the FHLB are an alternative to funding sources with similar maturities such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Average treasury, tax and loan deposits decreased from $452,000 in 2009 to $387,210 in 2010. Securities sold under agreements to repurchase averaged $294,000 in 2009 and $298,290 in 2010. For additional information and discussion of these borrowings, refer to Notes 10 and 11, “Short-Term Borrowings” and “Long-Term Debt,” respectively, in the “Notes to Consolidated Financial Statements.”

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

Shareholders’ Equity, as Restated

The Company has always placed great emphasis on maintaining its strong capital base. At December 31, 2010, shareholders’ equity totaled $74.5 million, or 12.0% of total assets, compared to 11.8% and 11.8% for year-end 2009 and 2008, respectively. This level of equity should indicate to the Company’s shareholders, customers and regulators that Bancshares is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

Over the last three years, shareholders’ equity decreased from $79.6 million at the beginning of 2008 to $74.5 million at the end of 2010. This decrease is the result of several factors. Despite the reduction in net income over this three year period and the loss in 2010, the Company continued its dividend program. Dividends of $2.7 million were paid in 2010. Shareholders’ equity also was impacted by the net change in unrealized gain on securities available-for-sale and derivatives, net of tax, which increased shareholders’ equity by $1.6 million in 2008 and $1.8 million in 2009, and decreased shareholders’ equity by $0.9 million in 2010.

In connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, 6,570 shares were purchased in 2010, 572 shares were purchased in 2009 and 4,155 shares were purchased in 2008. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. For more information related to this plan, see Note 14, “Long-Term Incentive Compensation Plan,” in the “Notes to Consolidated Financial Statements.”

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

Risk-Based Capital Requirements

	Minimum Regulatory Requirements	Bancshares’ Restated Ratio at December 31, 2010
Total Capital to Risk-Adjusted Assets	8.00%	16.27%
Tier I Capital to Risk-Adjusted Assets	4.00%	14.97%
Tier I Leverage Ratio	3.00%	10.52%

The Bank exceeded the ratios required for well-capitalized banks, as defined by federal banking regulators, in addition to meeting the minimum regulatory ratios. To be categorized as well-capitalized, the Bank must maintain Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10%, 6% and 5%, respectively.

Ratio Analysis

The following table presents operating and equity performance ratios for each of the last three years.

	Year-Ended December 31,
	2010	2009	2008
	(Restated)
Return on Average Assets	(0.47)%	0.70%	0.80%
Return on Average Equity	(3.82)%	5.90%	6.83%
Cash Dividend Payout Ratio	N/A	76.12%	121.70%
Average Equity to Average Assets Ratio	12.42%	11.80%	11.77%

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

Contractual Obligations

The Company has contractual obligations to make future payments on debt and lease agreements. Long-term debt is reflected on the consolidated statements of condition, whereas operating lease obligations for office space and equipment are not recorded on the Consolidated Statements of Condition. The Company and its subsidiaries have not entered into any unconditional purchase obligations or other long-term obligations, other than as included in the following table. These types of obligations are more fully discussed in Note 11, “Long-Term Debt,” and Note 18, “Operating Leases,” of the “Notes to Consolidated Financial Statements.”

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the Consolidated Statements of Financial Condition. These commitments are more fully discussed in Note 19, “Guarantees, Commitments and Contingencies,” of the “Notes to Consolidated Financial Statements.”

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

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are considered material, other than “Operating Leases,” included in Note 18, “Guarantees, Commitments and Contingencies,” included in Note 19, and “Derivative Financial Instruments,” included in Note 20 of the “Notes to Consolidated Financial Statements.”

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management initially assessed, concluded and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Initial Form 10-K”) that the Company’s internal control over financial reporting as of December 31, 2010 was effective. However, subsequent to the filing of the Initial Form 10-K, management identified certain material adjustments for which the Initial

Form 10-K was amended and restated. Based on this amendment and restatement of the Initial Form 10-K, management has reassessed the effectiveness of the Company’s internal control over financial reporting. In making the initial assessment and the reassessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 5), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. In connection with management’s reassessment of the Company’s internal control over financial reporting as described above, management has identified a material weakness in the Company’s internal control over financial reporting relating to the system of monitoring the real estate collateral values of certain impaired loans at the Bank. In certain instances, reductions in collateral values on impaired loans based on recent appraisals had not been communicated to management responsible for financial reporting on a timely basis.

Because of the material weakness described above, based on its reassessment, management believes that, as of December 31, 2010, the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

Remediation of the Identified Material Weakness in Internal Control Over Financial Reporting

To remediate the material weakness in the Company’s internal control over financial reporting described above, additional procedures have been implemented to reinforce the requirement that, once the value of any collateral securing an impaired loan has been reduced because of the receipt of a new appraisal or otherwise, such reduction in collateral value is promptly communicated to management responsible for financial reporting. These procedures are more specifically set forth in “Item 9A. Controls and Procedures – Changes in Internal Control Over Financial Reporting” in Amendment No. 1 to the Initial Form 10-K (the “Form 10-K/A”). Management has discussed this corrective action with the

Audit Committee of the Company and with its independent registered accounting firm, Carr, Riggs & Ingram, LLC (“Carr, Riggs & Ingram”). The Company believes that its consolidated financial statements included in the Form 10-K/A fairly present, in all material respects, the Company’s consolidated financial condition, results of operations and cash flows as of, and for, the periods presented.

As a result of the material weakness identified and the resulting amendments to the Initial Form 10-K in the Form 10-K/A and amendments to Management’s Report on Internal Control over Financial Reporting, Carr, Riggs & Ingram, which also audited the Company’s consolidated financial statements included in the Form 10-K/A, has issued an updated attestation report on the Company’s internal control over financial reporting.

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

As discussed in the first paragraph of Note 1, the previously issued consolidated financial statements as of and for the year ended December 31, 2010, were restated for the correction of an error.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 (except for the effects of the material weakness described in the sixth paragraph of that report, as to which date is May 20, 2011) expressed an adverse opinion.

/s/ Carr, Riggs & Ingram, LLC

Dothan, Alabama

March 14, 2011 (except for the matter disclosed in the first paragraph of Note 1, as to which the date is May 20, 2011)

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

In our report dated March 14, 2011, we expressed an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2010, based upon the COSO criteria. The Company has subsequently determined that a deficiency in controls relating to their process and procedures used to estimate the allowance for loan losses existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2010. As a result, management revised its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2010. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company’s management identified a material weakness in internal control over financial reporting relating to their process and procedures used to estimate the allowance for loan losses. This material weakness resulted in the restatement of the Company’s annual consolidated financial statements as of and for the year ended December 31, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated statements of condition as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows of the Company for each of the three years in the three-year period ended December 31, 2010. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s 2010 consolidated financial statements and this report does not affect our report dated March 14, 2011 (except for the matter disclosed in the first paragraph of Note 1 as to which the date is May 20, 2011) which expressed an unqualified opinion on those consolidated financial statements (as restated).

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Carr, Riggs & Ingram, LLC

Dothan, Alabama

March 14, 2011 (except for the matters discussed in the sixth paragraph above, as to which the date is May 20, 2011)

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION, AS RESTATED

DECEMBER 31, 2010 AND 2009

	2010	2009
	(Restated)
ASSETS
CASH AND DUE FROM BANKS	$10,330,074	$12,323,584
INTEREST-BEARING DEPOSITS IN OTHER BANKS	3,201,336	125,779

Total cash and cash equivalents	13,531,410	12,449,363
FEDERAL FUNDS SOLD	—	4,545,000
INVESTMENT SECURITIES AVAILABLE-FOR-SALE, at fair market value	135,877,221	194,753,439
INVESTMENT SECURITIES HELD TO MATURITY, at cost	1,210,000	1,250,000
FEDERAL HOME LOAN BANK STOCK, at cost	5,093,000	5,700,400
LOANS, net of allowance for loan losses of $20,935,944 and $10,003,645, respectively	387,477,964	402,504,028
PREMISES AND EQUIPMENT, net of accumulated depreciation of $19,372,174 and $18,415,538, respectively	16,608,912	17,252,556
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	12,498,892	12,037,062
ACCRUED INTEREST RECEIVABLE	5,110,400	5,095,378
GOODWILL	4,097,773	4,097,773
INVESTMENT IN LIMITED PARTNERSHIPS	1,766,079	1,925,487
OTHER REAL ESTATE OWNED	25,631,539	21,438,827
OTHER ASSETS	12,836,109	8,704,418

TOTAL ASSETS	$621,739,299	$691,753,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Demand, non-interest-bearing	$54,491,996	$56,118,969
Demand, interest-bearing	116,532,466	115,748,530
Savings	49,891,204	48,610,300
Time, $100,000 and over	126,383,297	132,224,667
Other time	156,230,932	160,350,976

Total deposits	503,529,895	513,053,442
ACCRUED INTEREST EXPENSE	2,235,389	2,476,950
OTHER LIABILITIES	10,481,143	9,139,703
SHORT-TERM BORROWINGS	970,433	619,697
LONG-TERM DEBT	30,000,000	85,000,000

TOTAL LIABILITIES	547,216,860	610,289,792

COMMITMENTS AND CONTINGENCIES (SEE NOTE 19)
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 10,000,000 shares authorized; 7,317,560 shares issued; 6,011,012 shares and 6,017,582 shares outstanding for 2010 and 2009, respectively	73,175	73,175
Surplus	9,233,279	9,233,279
Accumulated other comprehensive income, net of tax	3,411,504	4,315,315
Retained earnings	84,407,676	90,242,445
Treasury stock, 1,306,548 and 1,299,978 shares at cost for 2010 and 2009, respectively	(21,205,052)	(21,127,426)
Noncontrolling interest	(1,398,143)	(1,272,849)

TOTAL SHAREHOLDERS’ EQUITY	74,522,439	81,463,939

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$621,739,299	$691,753,731

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME, AS RESTATED

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(Restated)
INTEREST INCOME:
Interest and fees on loans	$38,085,738	$38,794,854	$43,281,449
Interest on investment securities:
Taxable	5,796,245	7,912,544	7,700,905
Tax-exempt	883,398	700,155	595,293
Other interest and dividends	62,374	66,104	538,494

Total interest income	44,827,755	47,473,657	52,116,141
INTEREST EXPENSE:
Interest on deposits	7,600,004	9,581,042	13,107,280
Interest on short-term borrowings	5,139	6,372	73,367
Interest on long-term debt	2,467,519	3,612,246	3,731,843

Total interest expense	10,072,662	13,199,660	16,912,490

NET INTEREST INCOME	34,755,093	34,273,997	35,203,651
PROVISION FOR LOAN LOSSES	19,130,555	9,100,925	8,900,588

Net interest income after provision for loan losses	15,624,538	25,173,072	26,303,063
NON-INTEREST INCOME:
Service and other charges on deposit accounts	3,061,114	2,870,510	3,285,419
Credit life insurance income	939,464	996,715	1,020,412
Investment securities gains, net	256,635	54,076	18,703
Other income	5,908,837	4,508,424	1,934,692

Total non-interest income	10,166,050	8,429,725	6,259,226
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,765,585	13,593,923	12,976,106
Occupancy expense	1,859,674	1,901,063	1,837,522
Furniture and equipment expense	1,259,852	1,274,231	1,404,923
Impairment on other real estate	3,537,982	636,758	104,418
Loss (gain) on sale of other real estate	1,675,074	634,952	(203,968)
Other expense	10,024,249	9,409,587	9,134,882

Total non-interest expense	32,122,416	27,450,514	25,253,883

INCOME (LOSS) BEFORE INCOME TAXES	(6,331,828)	6,152,283	7,308,406
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(3,025,753)	1,561,911	2,123,352

NET INCOME (LOSS)	$(3,306,075)	$4,590,372	$5,185,054

Less: Net Loss Attributable to Noncontrolling Interest	(125,294)	(163,858)	(184,457)

NET INCOME (LOSS) ATTRIBUTABLE TO USBI	$(3,180,781)	$4,754,230	$5,369,511

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,013,944	6,017,740	6,039,309

BASIC AND DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO USBI PER SHARE	$(0.53)	$0.79	$0.89

DIVIDENDS PER SHARE	$0.44	$0.60	$1.08

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, AS RESTATED

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, December 31, 2007	$73,175	$9,233,279	$875,257	$90,272,489	$(19,961,060)	$(924,534)	$79,568,606
Net income attributable to USBI	—	—	—	5,369,511	—	—	5,369,511
Other comprehensive income	—	—	1,600,954	—	—	—	1,600,954
Dividends paid	—	—	—	(6,534,710)	—	—	(6,534,710)
Purchase of treasury stock (67,038 shares)	—	—	—	—	(1,155,853)	—	(1,155,853)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(184,457)	(184,457)

BALANCE, December 31, 2008	73,175	9,233,279	2,476,211	89,107,290	(21,116,913)	(1,108,991)	78,664,051
Net income attributable to USBI	—	—	—	4,754,230	—	—	4,754,230
Other comprehensive income	—	—	1,839,104	—	—	—	1,839,104
Dividends paid	—	—	—	(3,619,075)	—	—	(3,619,075)
Purchase of treasury stock (572 shares)	—	—	—	—	(10,513)	—	(10,513)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(163,858)	(163,858)

BALANCE, December 31, 2009	73,175	9,233,279	4,315,315	90,242,445	(21,127,426)	(1,272,849)	$81,463,939
Net income (loss) attributable to USBI (as Restated)	—	—	—	(3,180,781)	—	—	(3,180,781)
Other comprehensive loss	—	—	(903,811)	—	—	—	(903,811)
Dividends paid	—	—	—	(2,653,988)	—	—	(2,653,988)
Purchase of treasury stock (6,570 shares)	—	—	—	—	(77,626)	—	(77,626)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(125,294)	(125,294)

BALANCE, December 31, 2010 as Restated	$73,175	$9,233,279	$3,411,504	$84,407,676	$(21,205,052)	$(1,398,143)	$74,522,439

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, AS RESTATED

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(Restated)
Net income (loss) attributable to USBI, as restated	$(3,180,781)	$4,754,230	$5,369,511

Other comprehensive income:
Reclassification adjustment for net gains realized on derivatives in net income, net of taxes of $0, $0 and $4,654, respectively	—	—	(7,757)
Change in unrealized holding (losses) gains on available-for-sale securities arising during period, net of (tax) benefits of ($446,049), $1,122,681 and $972,240, respectively	(743,414)	1,871,136	1,620,400
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income, net of tax of ($96,238), ($19,219) and ($7,014), respectively	(160,397)	(32,032)	(11,689)

Other comprehensive income (loss)	(903,811)	1,839,104	1,600,954

Comprehensive income (loss) attributable to USBI, as restated	$(4,084,592)	$6,593,334	$6,970,465

Net loss attributable to noncontrolling interest	(125,294)	(163,858)	(184,457)

Total comprehensive income (loss), as restated	$(4,209,886)	$6,429,476	$6,786,008

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, AS RESTATED

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,306,075)	$4,590,372	$5,185,054
Less net loss as restated attributable to noncontrolling interest	(125,294)	(163,858)	(184,457)

Net income (loss) attributable to USBI, as restated	(3,180,781)	4,754,230	5,369,511
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	756,142	874,241	950,092
Provision for loan losses	19,130,555	9,100,925	8,900,588
Deferred income tax (benefit) expense	(5,176,607)	(524,748)	104,213
Net change in trading assets	—	2,825	—
Gain on sale of securities, net	(256,635)	(54,076)	(18,703)
Loss (gain) on sale of fixed assets, net	236,697	—	(13,750)
Loss (gain) on sale of OREO	1,675,074	634,952	(203,968)
Impairment of OREO	3,537,982	636,757	104,418
Amortization (accretion) of premium and discounts, net	749,419	98,662	(220,131)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(15,022)	(251,867)	1,297,902
Increase in other assets	(2,677,079)	(10,805,771)	(7,991,864)
Decrease in accrued interest expense	(241,562)	(925,507)	(533,364)
Increase (decrease) in other liabilities	1,883,726	(489,233)	(582,517)

Net cash provided by operating activities	16,421,909	3,051,390	7,162,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(29,437,836)	(81,238,605)	(99,248,163)
Purchase of investment securities held-to-maturity	—	(1,250,000)	—
Purchase of Federal Home Loan Bank stock	—	(464,500)	(477,900)
Proceeds from sales of investment securities available-for-sale	14,015,103	4,103,855	13,136,711
Proceeds from maturities and prepayments of securities available-for-sale	72,360,070	69,489,743	49,242,370
Proceeds from sales of investment securities, held-to-maturity	40,000	—	—
Purchase of cash surrender value life insurance	—	101,300	(350,000)
Proceeds from redemption of Federal Home Loan Bank stock	607,400	200	337,500
Proceeds from the sale of other real estate	6,902,153	3,885,504	2,658,355
Net change in loan portfolio	(17,118,134)	(12,122,111)	19,204,424
Net decrease (increase) in federal funds sold	4,545,000	(3,440,000)	(1,105,000)
Purchase of premises and equipment, net	(349,195)	(672,711)	(299,092)

Net cash provided by (used in) investing activities	51,564,561	(21,607,325)	(16,900,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in customer deposits	(9,523,546)	27,936,609	6,562,626
Net increase (decrease) in short-term borrowings	350,736	(1,673,777)	(8,918,475)
Proceeds from FHLB advances and other borrowings	—	10,000,000	20,000,000
Repayment of FHLB advances and other borrowings	(55,000,000)	(15,000,000)	(7,517,544)
Dividends paid	(2,653,988)	(3,619,075)	(6,534,710)
Purchase of treasury stock	(77,626)	(10,513)	(1,155,853)

Net cash (used in) provided by financing activities	(66,904,424)	17,633,244	2,436,044

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,082,046	(922,691)	(7,302,324)
CASH AND CASH EQUIVALENTS, beginning of year	12,449,364	13,372,055	20,674,379

CASH AND CASH EQUIVALENTS, end of year	$13,531,410	$12,449,364	$13,372,055

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

1.	DESCRIPTION OF BUSINESS

Restated Financial Data

Subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2010, management of the Company identified an error resulting in the understatement of the Company’s allowance for loan losses related to valuation assessments of impaired loans. As a result, the Company has restated certain amounts in the accompanying consolidated financial statements to correct errors in previously reported amounts as described in Note 3. The restatement affected certain previously disclosed notes to the consolidated statements. See Note 2, “Summary of Significant Accounting Policies,” Note 3, “Restatement of Previously Issued Financial Statements,” Note 5, “Loans and Allowance for Loan Losses, as Restated,” Note 12, “Income Taxes, as Restated,” Note 15, “Shareholders’ Equity, as Restated,” Note 16, “Segment Reporting, as Restated,” Note 21, “Fair Value of Measurements, as Restated,” Note 22, “United Security Bancshares, Inc. (Parent Company Only) Financial Information, as Restated,” and Note 23, “Quarterly Data (Unaudited), as Restated.”

United Security Bancshares, Inc. (the “Bancshares,” “USBI” or the “Company”) and its wholly-owned subsidiary, First United Security Bank (the “Bank” or “FUSB”), provide commercial banking services to customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company considers a voting interest entity to be a subsidiary and consolidates the entity if the Company has a controlling financial interest in the entity. Variable Interest Entities (“VIEs”) are consolidated if the company has the power to direct the significant economic activities of the VIE. Unconsolidated investments held by the VIE are accounted for using the cost method. See Note 8, “Investment in Limited Partnerships,” for further discussion of VIEs.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Net Income (Loss) Attributable to USBI Per Share, as Restated

Basic net income (loss) attributable to USBI per share is computed by dividing net income (loss) attributable to USBI by the weighted average shares outstanding during the period. Diluted net income (loss) attributable to USBI per share is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. There were no outstanding potentially dilutive instruments during the periods ended December 31, 2010, 2009 or 2008, and, therefore, basic and diluted weighted average shares outstanding were the same.

The following table represents the basic and diluted net income (loss) attributable to USBI per share calculations for the years ended December 31, 2010, 2009 and 2008.

For the Years Ended:	Net Income (Loss) Attributable to USBI	Weighted Average Shares Outstanding	Basic and Diluted Net Income (Loss) Attributable to USBI Per Share
December 31, 2010, as Restated	$(3,180,781)	6,013,944	$(0.53)

December 31, 2009	$4,754,230	6,017,740	$0.79

December 31, 2008	$5,369,511	6,039,309	$0.89

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

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded on May 10, 2011 to restate the Company’s audited consolidated financial statements as of December 31, 2010 (the “Restatement’) to correct errors in previously reported amounts. The Restatement related to valuation assessments of impaired loans resulting from updated appraisals obtained on several impaired commercial real estate loans. These updated appraisals were not made available to management in a timely manner to allow for property value deteriorations identified from the updated appraisals. Accordingly, the December 31, 2010 consolidated financial statements have been restated to account for these reassessments. The effect of this change in the consolidated financial statements was as follows:

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	As Reported	Adjustment	As Restated
Consolidated Balance Sheet
Loans, net	$395,950,879	$(8,472,915)	$387,477,964
Other assets	9,616,401	3,219,708	12,836,109
Total assets	626,992,506	(5,253,207)	621,739,299

Retained earnings	$89,660,883	$(5,253,207)	$84,407,676
Total shareholders’ equity	79,775,646	(5,253,207)	74,522,439
Total liabilities and shareholders’ equity	626,992,506	(5,253,207)	621,739,299

Consolidated Statement of Income
Provision for loan losses	$10,657,640	$8,472,915	$19,130,555
Net interest income after provision for loan losses	24,097,453	(8,472,915)	15,624,538
Income (loss) before income taxes	2,141,087	(8,472,915)	(6,331,828)
Provision for (benefit from) income taxes	193,955	(3,219,708)	(3,025,753)
Net income (loss)	1,947,132	(5,253,207)	(3,306,075)
Net income (loss) attributable to USBI	2,072,426	(5,253,207)	(3,180,781)
Basic and diluted net income (loss) attributable to USBI per share	$0.34	$(0.87)	$(0.53)

Consolidated Statement of Comprehensive Income
Net income (loss) attributable to USBI	$2,072,426	$(5,253,207)	$(3,180,781)
Total comprehensive income (loss)	1,043,321	(5,253,207)	(4,209,886)

Consolidated Statement of Cash Flows
Net income (loss)	$1,947,132	$(5,253,207)	$(3,306,075)
Provision for loan losses	10,657,640	8,472,915	19,130,555
Deferred income tax (benefit) expense	(1,956,899)	(3,219,708)	(5,176,607)
Net cash (used in) provided by operating activities	16,421,909	—	16,421,909

4.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at December 31, 2010 and 2009 are as follows:

	Available-for-Sale
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$108,409,522	$5,139,502	$(151,793)	$113,397,231
Obligations of states, counties and political subdivisions	21,797,119	526,854	(138,176)	22,185,797
Equity securities	132,120	116,340	(34,636)	213,824
U.S. treasury securities	80,054	315	—	80,369

Total	$130,418,815	$5,783,011	$(324,605)	$135,877,221

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

	Gross Gains	Gross Losses	Net Gains (Losses)
2010	$256,635	$—	$256,635
2009	54,076	—	54,076
2008	486,702	467,999	18,703

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES, AS RESTATED

At December 31, 2010 and 2009, the composition of the loan portofolio by reporting segment and portfolio segment was as follows:

	December 31, 2010
	FUSB	ALC	Total
	(Restated)		(Restated)
Real estate loans:
Construction, land development and other land loans	$43,839,055	$—	$43,839,055
Secured by 1-4 family residential properties	39,330,360	47,058,867	86,389,227
Secured by multi family residential properties	27,237,358	—	27,237,358
Secured by nonfarm, nonresidential properties	146,073,923	—	146,073,923
Other	179,008	—	179,008
Commercial and industrial loans	44,392,387	—	44,392,387
Consumer loans	21,192,320	41,832,006	63,024,326
Other loans	1,887,969	—	1,887,969

Total loans	$324,132,380	$88,890,873	$413,023,253
Less: Unearned Interest	350,962	4,258,383	4,609,345
Allowance for loan losses	17,026,983	3,908,961	20,935,944

Net loans	$306,754,435	$80,723,529	$387,477,964

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2009
	FUSB	ALC	Total
Real estate loans:
Construction, land development and other land loans	$40,339,184	$—	$40,339,184
Secured by 1-4 family residential properties	38,489,118	56,452,886	94,942,004
Secured by multi family residential properties	29,579,558	—	29,579,558
Secured by nonfarm, nonresidential properties	142,736,769	—	142,736,769
Other	197,861	—	197,861
Commercial and industrial loans	47,484,498	—	47,484,498
Consumer loans	22,517,355	38,803,235	61,320,590
Other loans	776,514	—	776,514

Total loans	$322,120,857	$95,256,121	$417,376,978
Less: Unearned Interest	453,546	4,415,759	4,869,305
Allowance for loan losses	5,587,499	4,416,146	10,003,645

Net loans	$316,079,812	$86,424,216	$402,504,028

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

The following table details loans individually and collectively evaluated for impairment at December 31, 2010 and 2009.

	December 31, 2010
	Loans Evaluated for Impairment
	Individually	Collectively	Total
	(Restated)	(Restated)
Real estate loans:
Construction, land development and other land loans	$24,338,521	$19,500,534	$43,839,055
Secured by 1-4 family residential properties	—	86,389,227	86,389,227
Secured by multi family residential properties	3,956,316	23,281,042	27,237,358
Secured by nonfarm, nonresidential properties	21,035,228	125,038,695	146,073,923
Other	—	179,008	179,008
Commercial and industrial loans	1,642,351	42,750,036	44,392,387
Consumer loans	—	63,024,326	63,024,326
Other loans	—	1,887,969	1,887,969

Total loans	$50,972,416	$362,050,837	$413,023,253

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2009
	Loans Evaluated for Impairment
	Individually	Collectively	Total
Real estate loans:
Construction, land development and other land loans	$3,287,875	$37,051,309	$40,339,184
Secured by 1-4 family residential properties	436,872	94,505,132	94,942,004
Secured by multi family residential properties	1,224,157	28,355,401	29,579,558
Secured by nonfarm, nonresidential properties	28,793,729	113,943,040	142,736,769
Other	—	197,861	197,861
Commercial and industrial loans	1,642,101	45,842,397	47,484,498
Consumer loans	—	61,320,590	61,320,590
Other loans	—	776,514	776,514

Total loans	$35,384,734	$381,992,244	$417,376,978

Changes in the allowance for loan losses by reporting segment and portfolio segment were as follows:

	FUSB
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
		(Restated)				(Restated)
Beginning balance	$752,086	$4,053,202	$428,187	$258,480	$95,544	$5,587,499
Charge-offs	773,051	4,096,174	405,156	419,864	488	5,694,733
Recoveries	81,857	102,083	118,134	23,599	1,054	326,727

Net charge-offs	691,194	3,994,091	287,022	396,265	(566)	5,368,006
Provision	927,480	15,146,586	233,817	496,786	2,821	16,807,490

Ending balance	$988,372	$15,205,697	$374,982	$359,001	$98,931	$17,026,983

	ALC
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$—	$—	$3,040,123	$1,376,023	$—	$4,416,146
Charge-offs	—	—	2,457,922	1,189,317	—	3,647,239
Recoveries	—	—	652,561	164,428	—	816,989

Net charge-offs	—	—	1,805,361	1,024,889	—	2,830,250
Provision	—	—	1,428,111	894,954	—	2,323,065

Ending balance	$—	$—	$2,662,873	$1,246,088	$—	$3,908,961

	FUSB & ALC
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
		(Restated)				(Restated)
Beginning balance	$752,086	$4,053,202	$3,468,310	$1,634,503	$95,544	$10,003,645
Charge-offs	773,051	4,096,174	2,863,078	1,609,181	488	9,341,972
Recoveries	81,857	102,083	770,695	188,027	1,054	1,143,716

Net charge-offs	691,194	3,994,091	2,092,383	1,421,154	(566)	8,198,256
Provision	927,480	15,146,586	1,661,928	1,391,740	2,821	19,130,555

Ending balance	$988,372	$15,205,697	$3,037,855	$1,605,089	$98,931	$20,935,944

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

Impaired loans totaled $50,972,416, $35,384,734 and $24,439,743 as of December 31, 2010, 2009 and 2008, respectively. There was approximately $12,637,725, $2,612,579 and $1,634,182 in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2010, 2009 and 2008, respectively. Impaired loans totaling $18,433,946, $19,889,937 and $11,998,391 for 2010, 2009 and 2008, respectively, have no measurable impairment, and no allowance for loan losses is specifically allocated to these loans. The average recorded investment in impaired loans for 2010, 2009 and 2008 was approximately $36,993,756, $23,114,182 and $16,802,529, respectively. Income recognized on impaired loans in 2010 amounted to $2,023,748.

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

The Company evaluates the loan allowance for loans individually and collectively. Loans evaluated on an individual basis resulted in a related allowance of $12,637,725 and $2,612,579 at December 31, 2010 and 2009, respectively. The remaining allowance of $8,298,219 and $7,391,066 at December 31, 2010 and 2009, respectively, were evaluated collectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2010, the carrying amount of impaired loans consisted on the following:

	December 31, 2010, as Restated
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
Loans secured by real estate
Construction, land development and other land loans	$1,192,845	$1,192,845	$—
Secured by multifamily residential properties	2,128,527	2,128,527	—
Secured by nonfarm, nonresidential properties	13,470,223	13,470,223	—
Commercial and industrial	1,642,351	1,642,351	—

Total loans with no related allowance recorded	$18,433,946	$18,433,946	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$23,145,676	$23,145,676	$10,470,402
Secured by multifamily residential properties	1,827,789	1,827,789	471,628
Secured by nonfarm, nonresidential properties	7,565,005	7,565,005	1,695,695

Total loans with an allowance recorded	$32,538,470	$32,538,470	$12,637,725

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$24,338,521	$24,338,521	$10,470,402
Secured by multifamily residential properties	3,956,316	3,956,316	471,628
Secured by nonfarm, nonresidential properties	21,035,228	21,035,228	1,695,695
Commercial and industrial	1,642,351	1,642,351	—

Total impaired loans	$50,972,416	$50,972,416	$12,637,725

At December 31, 2009, the carrying amount of impaired loans consisted of the following:

	December 31, 2009
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
Loans secured by real estate
Secured by multifamily residential properties	$1,224,157	$1,224,157	$0
Secured by nonfarm, nonresidential properties	17,023,679	17,023,679	0
Commercial and industrial	1,642,101	1,642,101	0

Total loans with no related allowance recorded	$19,889,937	$19,889,937	$0

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$3,287,875	$3,287,875	$1,273,115
Secured by 1-4 family residential properties	436,872	436,872	87,374
Secured by nonfarm, nonresidential properties	11,770,050	11,770,050	1,252,090

Total loans with an allowance recorded	$15,494,797	$15,494,797	$2,612,579

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$3,287,875	$3,287,875	$1,273,115
Secured by 1-4 family residential properties	436,872	436,872	87,374
Secured by multifamily residential properties	1,224,157	1,224,157	0
Secured by nonfarm, nonresidential properties	28,793,729	28,793,729	1,252,090
Commercial and industrial	1,642,101	1,642,101	0

Total impaired loans	$35,384,734	$35,384,734	$2,612,579

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2010.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
		(Restated)	(Restated)
Loans secured by real estate:
Construction, land development and other land Loans	$28,536,477	$2,763,511	$12,396,945	$142,122	$43,839,055
Secured by 1-4 family residential properties	32,712,451	2,444,145	3,958,710	215,054	39,330,360
Secured by multifamily residential properties	23,281,043	894,547	3,061,768	—	27,237,358
Secured by nonfarm, nonresidential properties	104,070,981	5,640,363	35,665,310	697,269	146,073,923
Other	179,008	—	—	—	179,008
Commercial and industrial loans	40,210,198	917,622	3,131,799	132,768	44,392,387
Consumer loans	19,701,989	726,789	642,736	120,806	21,192,320
Other loans	1,887,969	—	—	—	1,887,969

Total	$250,580,116	$13,386,977	$58,857,268	$1,308,019	$324,132,380

			ALC
			Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties			$44,484,661	$2,574,206	$47,058,867
Consumer loans			40,484,945	1,347,061	41,832,006

Total			$84,969,606	$3,921,267	$88,890,873

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2009.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
Loans secured by real estate:
Construction, land development and other land loans	$37,235,411	$625,668	$2,464,680	$13,425	$40,339,184
Secured by 1-4 family residential properties	32,296,465	2,251,235	3,514,580	426,838	38,489,118
Secured by multifamily residential properties	27,963,955	1,233,980	381,623	—	29,579,558
Secured by nonfarm, nonresidential properties	122,397,374	13,808,819	6,316,893	213,683	142,736,769
Other	197,861	—	—	—	197,861
Commercial and industrial loans	45,272,510	771,897	1,342,549	97,542	47,484,498
Consumer loans	20,691,849	772,269	858,451	194,786	22,517,355
Other loans	776,514	—	—	—	776,514

Total	$286,831,939	$19,463,868	$14,878,776	$946,274	$322,120,857

			ALC
			Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties			$51,854,505	$4,598,381	$56,452,886
Consumer loans			35,963,000	2,840,235	38,803,235

Total			$87,817,505	$7,438,616	$95,256,121

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	ALC
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Secured by 1-4 family residential Properties	$5,074,589	$3,300,829	$8,375,418	$1,297,553	$46,779,915	$56,452,886
Consumer loans	2,353,907	843,679	3,197,586	1,996,556	33,609,093	38,803,235

Total past due loans	$7,428,496	$4,144,508	$11,573,004	$3,294,109	$80,389,008	$95,256,121

6.	PREMISES AND EQUIPMENT

Premises and equipment and their depreciable lives are summarized as follows:

	2010	2009
Land	$2,594,586	$2,594,586
Premises (40 years)	21,351,248	21,292,813
Furniture, fixtures, and equipment (3-7 years)	12,035,252	11,780,695

Total	35,981,086	35,668,094
Less accumulated depreciation	19,372,174	18,415,538

Total	$16,608,912	$17,252,556

Depreciation expense of $756,142, $874,241 and $950,092 was recorded in 2010, 2009 and 2008, respectively, on premises and equipment.

7.	GOODWILL AND INTANGIBLE ASSETS

The Company had goodwill assets of $4,097,773 as of December 31, 2010 and 2009. Management conducted its annual impairment testing June 30, 2010 and determined that there was no impairment.

8.	INVESTMENT IN LIMITED PARTNERSHIPS

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Bank had no remaining cash commitments to these partnerships at December 31, 2010.

9.	DEPOSITS

At December 31, 2010, the scheduled maturities of the Bank’s time deposits were as follows:

2011	$200,376,244
2012	49,552,044
2013	12,234,159
2014	5,756,441
2015 and Thereafter	14,695,341

Total	$282,614,229

At December 31, 2010 and 2009, the Company had brokered certificates of deposit totaling $33,445,592 and $42,353,917, respectively. Deposits from related parties held by the Company amounted to $4,363,315 and $3,296,985 at 2010 and 2009, respectively

10.	SHORT-TERM BORROWINGS

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

At December 31, 2010, the Bank had $7.8 million in available federal fund lines from correspondent banks.

11.	LONG-TERM DEBT

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2010, the Bank had $157.7 million in available credit from the FHLB.

12.	INCOME TAXES, AS RESTATED

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

The consolidated provisions for and (benefits from) income taxes for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(Restated)
Federal
Current	$1,846,646	$1,852,167	$1,738,137
Deferred	(4,297,059)	(433,548)	77,242

	(2,450,413)	1,418,619	1,815,379
State
Current	304,208	231,938	281,002
Deferred	(879,548)	(88,646)	26,971

	(575,340)	143,292	307,973

Total	$(3,025,753)	$1,561,911	$2,123,352

The consolidated tax provision (benefit) differed from the amount computed by applying the federal statutory income tax rate of 34%.

	2010	2009	2008
	(Restated)
Income tax expense at federal statutory rate	$(2,152,822)	$2,091,776	$2,484,858
Increase (decrease) resulting from:
Tax-exempt interest	(396,673)	(368,032)	(357,488)
State income tax expense, net of federal income Tax benefit	(253,152)	150,285	340,906
Low income housing tax credits	(71,463)	(165,000)	(187,000)
Other	(151,643)	(147,118)	(157,924)

Total	$(3,025,753)	$1,561,911	$2,123,352

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009
	(Restated)
Deferred tax assets:
Allowance for loan losses	$7,955,659	$3,801,384
Accrued vacation	54,963	48,922
Deferred compensation	1,388,009	1,248,065
Deferred commission and fees	403,837	420,931
Impairment OREO	1,192,983	318,633
Other	60,364	29,194

Total gross deferred tax assets	11,055,815	5,867,129
Deferred tax liabilities:
Premises and equipment	259,254	309,435
Goodwill amortization	948,863	897,134
Gain on sale of investments	4,720	11,525
Unrealized gain on securities available-for-sale	2,046,902	2,589,189
Other	343,520	443,831

Total gross deferred tax liabilities	3,603,259	4,251,114

Net deferred tax asset	$7,452,556	$1,616,015

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

13.	EMPLOYEE BENEFIT PLANS

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

14.	LONG-TERM INCENTIVE COMPENSATION PLAN

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

15.	SHAREHOLDERS’ EQUITY, AS RESTATED

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

Actual capital amounts as well as required and well capitalized total risk-based, Tier I risk-based and Tier I leverage ratios as of December 31, 2010 and 2009, for the Company and the Bank were as follows:

	2010, as Restated
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$72,833	16.27%	$35,802	8.00%	N/A	N/A
First United Security Bank	72,778	16.27%	35,791	8.00%	$44,739	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	67,013	14.97%	17,901	4.00%	N/A	N/A
First United Security Bank	66,996	14.97%	17,896	4.00%	26,843	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	67,013	10.52%	19,109	3.00%	N/A	N/A
First United Security Bank	66,996	10.53%	19,091	3.00%	31,818	5.00%

	2009
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$78,927	17.01%	$37,130	8.00%	N/A	N/A
First United Security Bank	78,829	16.99%	37,120	8.00%	$46,400	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	73,051	15.74%	18,565	4.00%	N/A	N/A
First United Security Bank	72,977	15.73%	18,560	4.00%	27,840	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	73,051	10.82%	20,259	3.00%	N/A	N/A
First United Security Bank	72,977	10.81%	20,245	3.00%	33,741	5.00%

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

16.	SEGMENT REPORTING, AS RESTATED

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

	2010
	(Restated)
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$32,240	$18,226	$67	$(5,705)	$44,828
Total interest expense	10,129	5,649	—	(5,705)	10,073

Net interest income	22,111	12,577	67	—	34,755
Provision for loan losses	16,808	2,323	—	—	19,131

Net interest income after provision	5,303	10,254	67	—	15,624
Total non-interest income	6,932	4,859	939	(2,564)	10,166
Total non-interest expense	23,894	9,429	1,363	(2,564)	32,122

Income (loss) before income taxes	(11,659)	5,684	(357)	—	(6,332)
(Benefit from) provision for income taxes	(5,189)	2,144	19	—	(3,026)

Net income (loss)	$(6,470)	$3,540	$(376)	$—	$(3,306)

Less: Net loss attributable to noncontrolling interest	—	—	(125)	—	(125)

Net income (loss) attributable to USBI	$(6,470)	$3,540	$(251)	$—	$(3,181)

Other significant items:
Total assets	$611,098	$91,220	$95,057	$(175,636)	$621,739
Total investment securities	135,593	—	284	—	135,877
Total loans, net	389,644	80,724	—	(82,890)	387,478
Goodwill	3,112	—	986	—	4,098
Investment in subsidiaries	1,411	48	80,689	(82,087)	61
Fixed asset addition	285	64	—	—	349
Depreciation and amortization expense	601	155	—	—	756
Total interest income from external customers	26,592	18,225	11	—	44,828
Total interest income from affiliates	5,648	—	57	(5,705)	—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2009
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$35,278	$19,013	$68	$(6,885)	$47,474
Total interest expense	13,255	6,781	49	(6,885)	13,200

Net interest income	22,023	12,232	19	—	34,274
Provision for loan losses	4,761	4,340	—	—	9,101

Net interest income after provision	17,262	7,892	19	—	25,173
Total non-interest income	5,232	3,406	1,111	(1,319)	8,430
Total non-interest expense	19,093	8,444	1,335	(1,421)	27,451

Income (loss) before income taxes	3,401	2,854	(205)	102	6,152
Provision for income taxes	500	1,046	16	—	1,562

Net income (loss)	$2,901	$1,808	$(221)	$102	$4,590

Less: Net loss attributable to noncontrolling interest	—	—	(164)	—	(164)

Net income (loss)	$2,901	$1,808	$(57)	$102	$4,754

Other significant items:
Total assets	$685,895	$96,837	$96,256	$(187,234)	$691,754
Total investment securities	194,500	—	253	—	194,753
Total loans, net	410,102	86,424	—	(94,022)	402,504
Goodwill	3,112	—	986	—	4,098
Investment in subsidiaries	1,491	63	82,012	(83,489)	77
Fixed asset addition	487	186	—	—	673
Depreciation and amortization expense	661	189	24	—	874
Total interest income from external customers	28,447	19,013	14	—	47,474
Total interest income from affiliates	6,830	—	55	(6,885)	—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2008
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$39,597	$20,031	$90	$(7,602)	$52,116
Total interest expense	16,975	7,478	61	(7,602)	16,912

Net interest income	22,622	12,553	29	—	35,204
Provision for loan losses	3,587	5,314	—	—	8,901

Net interest income after provision	19,035	7,239	29	—	26,303
Total non-interest income	4,693	658	1,311	(402)	6,260
Total non-interest expense	16,310	7,695	1,820	(571)	25,254

Income (loss) before income taxes	7,418	202	(480)	169	7,309
Provision for income taxes	2,027	74	22	—	2,123

Net income (loss)	$5,391	$128	$(502)	$169	$5,186

Less: Net loss attributable to noncontrolling interest	—	—	(184)	—	(184)

Net income (loss)	$5,391	$128	$(318)	$169	$5,370

Other significant items:
Total assets	$669,084	$105,225	$93,660	$(199,967)	$668,002
Total investment securities	183,880	—	333	—	184,213
Total loans, net	413,720	95,412	—	(109,649)	399,483
Goodwill	3,112	—	986	—	4,098
Investment in subsidiaries	9,808	63	79,079	(88,872)	78
Fixed asset addition	175	124	—	—	299
Depreciation and amortization expense	724	202	24	—	950
Total interest income from external customers	32,057	20,031	28	—	52,116
Total interest income from affiliates	7,539	—	62	(7,601)	—

17.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
Legal, accounting and other professional fees	$1,569,063	$1,910,330	$2,294,475
Postage, stationery and supplies	545,819	886,285	926,261
Telephone/data communication	663,861	690,601	645,235
FDIC insurance assessments	1,056,372	1,093,315	71,286
Other	6,189,134	4,829,056	5,197,625

Total	$10,024,249	$9,409,587	$9,134,882

18.	OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and also month-to-month rental agreements.

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2010:

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Year ending December 31,
2011	$300,951
2012	269,502
2013	247,052
2014	174,642
2015	108,029
2016	79,200

Total rental expense under all operating leases was $551,413, $532,249 and $527,679 in 2010, 2009 and 2008, respectively.

19.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

20.	DERIVATIVE FINANCIAL INSTRUMENTS

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

21.	FAIR VALUE OF MEASUREMENTS, AS RESTATED

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis, including impaired loans. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $19,900,745 and $12,882,218 as of December 31, 2010 and 2009, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

During 2010, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $7,084,265 (utilizing Level 2 valuation inputs) during 2010. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company has recognized charge-offs of the allowance for possible loan losses totaling approximately $4,268,544. Foreclosed assets totaling $6,787,500 were remeasured at fair value in 2010, resulting in impairment loss of $2,532,683 on other real estate owned. There were no foreclosed assets remeasured at fair value subsequent to initial recognition during 2009.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments at December 31, 2010 and 2009 are as follows:

	2010		2009
	(Restated)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Assets:
Cash and cash equivalents	$13,532	$13,532	$12,449	$12,449
Investment securities available-for-sale	135,877	135,877	194,754	194,754
Investment securities held-to-maturity	1,210	1,197	1,250	1,248
Federal funds sold	—	—	4,545	4,545
Federal Home Loan Bank stock	5,093	5,093	5,700	5,700
Accrued interest receivable	5,110	5,110	5,095	5,095
Loans, net of unearned	387,478	387,594	402,504	408,152
Liabilities:
Deposits	503,530	505,521	513,053	515,559
Short-term borrowings	970	970	620	620
Long-term debt	30,000	31,362	85,000	87,475
Accrued interest payable	2,235	2,235	2,477	2,477

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

22.	UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION, AS RESTATED

Statements of Condition, as Restated

		Year-Ended December 31,
		2010	2009
		(Restated)
ASSETS:
Cash on deposit		$303,868	$285,231
Investment in subsidiaries		73,470,475	80,373,935
Investment securities available-for-sale		203,520	173,018
Other assets		987,343	987,343

TOTAL ASSETS		$74,965,206	$81,819,527

LIABILITIES:
Other liabilities		$442,767	$355,588
SHAREHOLDERS’ EQUITY		74,522,439	81,463,939

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$74,965,206	$81,819,527

Statements of Income, as Restated
	Year-Ended December 31,
	2010	2009	2008
	(Restated)
INCOME
Dividend income, First United Security Bank	$3,013,988	$4,007,422	$8,019,917
Interest income	1,325	3,239	9,432
Investment securities loss, net	—	—	—

Total income	$3,015,313	4,010,661	8,029,349
EXPENSE	348,430	326,488	364,891

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	2,666,883	3,684,173	7,664,458
EQUITY IN (DISTRIBUTIONS IN EXCESS OF) UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARIES	(5,972,958)	906,199	(2,479,404)

NET INCOME (LOSS)	$(3,306,075)	$4,590,372	$5,185,054

Less: Net loss attributable to noncontrolling interest	(125,294)	(163,858)	(184,457)

NET INCOME (LOSS) ATTRIBUTABLE TO USBI	$(3,180,781)	$4,754,230	$5,369,511

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Statements of Cash Flows, as Restated

	Year-Ended December 31,
	2010	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to USBI	$(3,180,781)	$4,754,230	$5,369,511
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (equity in) undistributed income of subsidiaries	5,847,665	(1,070,057)	2,294,947
Decrease (increase) in other assets	—	—	6,185
Increase in other liabilities	75,741	40,983	80,282

Net cash provided by operating activities	2,742,625	3,725,156	7,750,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary	(70,000)	—	(65,000)
Return of investment in First Security Courier Company	—	—	28,185

Net cash used in investing activities	(70,000)	—	(36,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,653,988)	(3,619,075)	(6,534,710)
Purchase of treasury stock	—	—	(1,077,656)

Net cash used in financing activities	(2,653,988)	(3,619,075)	(7,612,366)

INCREASE IN CASH	18,637	106,081	101,744
CASH AT BEGINNING OF YEAR	285,231	179,150	77,406

CASH AT END OF YEAR	$303,868	$285,231	$179,150

23.	QUARTERLY DATA (UNAUDITED), AS RESTATED

	Year-Ended December 31,
	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Restated)
Interest income	$10,972	$11,417	$11,185	$11,254	$11,756	$11,804	$11,945	$11,969
Interest expense	2,167	2,452	2,531	2,923	2,892	3,290	3,448	3,570

Net interest income	8,805	8,965	8,654	8,331	8,864	8,514	8,497	8,399
Provision for loan losses	12,320	1,386	3,682	1,743	4,244	1,489	1,459	1,909

Net interest income (loss), after provision for loan losses	(3,515)	7,579	4,972	6,588	4,620	7,025	7,038	6,490
Non-interest:
Income	563	1,401	1,153	5,374	1,384	1,207	3,967	1,237
Expense	7,764	8,729	6,951	7,003	7,186	6,950	6,693	5,987

Income (loss) before income taxes	(10,716)	251	(826)	4,959	(1,182)	1,282	4,312	1,740
(Benefits from) provision for income taxes	(4,247)	(100)	(478)	1,799	(604)	255	1,440	471

Net income (loss) after taxes	(6,469)	351	(348)	3,160	$(578)	$1,027	$2,872	$1,269

Less: Net loss attributable to noncontrolling interest	—	—	—	(125)	(164)	—	—	—

Net income (loss) attributable to USBI after taxes	$(6,469)	$351	$(348)	$3,285	$(414)	$1,027	$2,872	$1,269

Earnings (losses) per common share:
Basic and diluted earnings (losses) attributable to USBI	$(1.08)	$0.06	$(0.06)	$0.55	$(0.07)	$0.17	$0.48	$0.21

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2010, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management concluded, as of December 31, 2010, that the Company’s disclosure controls and procedures were not effective due to the material weakness that existed in the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. During May 2011, after management discovered the material weakness in its internal control over financial reporting described in Item 8 above, management implemented the following internal control procedures to ensure timely reporting of changes in collateral values on impaired loans to management responsible for financial reporting of the Company:

1.	The Chief Credit Officer (“CCO”) of the Bank has been assigned the additional responsibility for monitoring all assets classified as impaired. The CCO will also be responsible for determining when appraisals or evaluations will be needed on impaired loans, and for reporting any reductions in collateral values to the Chief Financial Officer on a quarterly basis prior to the filing of the quarterly and annual reports with the SEC.

2.	A third party appraisal firm has been engaged to provide appraisals on real estate securing all loans over $500,000, and those of lesser amounts which require more than an evaluation.

3.	Each appraisal will be accompanied by an independent appraisal review, also performed by an independent third party.

4.	When appraisals are received from the third party appraisal firm, a copy of the appraisal will promptly be provided to the Loan Officer and the Loan Operations Manager, each of whom will be responsible to promptly place the appraisal in the customer file and forward a copy to both the Senior Loan Officer and the CCO.

5.	The Asset Quality Committee comprised of the Company’s Chief Executive Officer, Chief Financial Officer, CCO, North and South Senior Regional Lenders, Corporate Secretary, Manager of Loan Operations, Credit Administration Analyst and Special Assets Manager has been formed. The Asset Quality Committee will meet at least quarterly to discuss loan portfolio and problem asset quality, and review and discuss all impaired assets greater than $500,000 in order to assist the CCO in determining appropriate impairment valuation and related recommendation of any additional impairment charge.

Management’s Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 58 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 62 and is incorporated herein by reference.

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

The consolidated financial statements of Bancshares and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC;

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – Carr,     Riggs & Ingram, LLC;

Consolidated Statements of Condition, as Restated – December 31, 2010 and 2009;

Consolidated Statements of Income, as Restated – Years Ended December 31, 2010, 2009 and 2008;

Consolidated Statements of Shareholders’ Equity, as Restated – Years Ended December 31, 2010, 2009 and 2008;

Consolidated Statements of Comprehensive Income, as Restated – Years Ended December 31, 2010, 2009 and 2008;

Consolidated Statements of Cash Flows, as Restated – Years Ended December 31, 2010, 2009 and 2008; and

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

(a)(3)&(b)Exhibits.

The exhibits listed on the Exhibit Index beginning on page 113 of this Form 10-K/A are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of May, 2011.

UNITED SECURITY BANCSHARES, INC.

By:	/s/ R. Terry Phillips
R. Terry Phillips
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Terry Phillips	President, Chief Executive Officer and Director (Principal Executive Officer)	May 19, 2011
R. Terry Phillips

/s/ Robert Steen	Vice President, Treasurer, Assistant Robert Steen Secretary, Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer, Principal Accounting Officer)	May 19, 2011
Robert Steen

/s/ Dan R. Barlow	Director	May 19, 2011
Dan R. Barlow

/s/ Andrew C. Bearden, Jr.	Director	May 19, 2011
Andrew C. Bearden, Jr.

/s/ Linda H. Breedlove	Director	May 19, 2011
Linda H. Breedlove

/s/ Gerald P. Corgill	Director	May 19, 2011
Gerald P. Corgill

/s/ Wayne C. Curtis	Director	May 19, 2011
Wayne C. Curtis

/s/ John C. Gordon	Director	May 19, 2011
John C. Gordon

/s/ William G. Harrison	Director	May 19, 2011
William G. Harrison

/s/ Hardie B. Kimbrough	Director	May 19, 2011
Hardie B. Kimbrough

/s/ J. Lee McPhearson	Director	May 19, 2011
J. Lee McPhearson

/s/ Jack W. Meigs	Director	May 19, 2011
Jack W. Meigs

/s/ James C. Stanley	Director	May 19, 2011
James C. Stanley

/s/ Howard M. Whitted	Director	May 19, 2011
Howard M. Whitted

/s/ Bruce N. Wilson	Director	May 19, 2011
Bruce N. Wilson

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description
3.1	Certificate of Incorporation of Bancshares, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on August 29, 2007.

10.1	Employment Agreement dated January 1, 2000, between Bancshares and R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2000.*

10.1A	Amendment One to R. Terry Phillips Employment Agreement dated December 18, 2008, among Bancshares, the Bank and R. Terry Phillips, incorporated herein by reference to Item 5.02(e) to the Current Report on Form 8-K filed on December 23, 2008.*

10.1B	Amendment Two to R. Terry Phillips Employment Agreement dated December 30, 2010, among Bancshares, the Bank and R. Terry Phillips.*

10.2	Form of Director Indemnification Agreement between Bancshares and its directors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2009.*

10.3	United Security Bancshares, Inc. Long Term Incentive Compensation Plan, incorporated herein by reference to the Appendices to Form S-4 dated April 16, 1997 (No. 333-31241).*

10.4	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Dan Barlow, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.4A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Dan Barlow dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.5	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with William D. Morgan, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.5A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for William D. Morgan dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.6	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.6A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Terry Phillips dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

Exhibit No.	Description
10.7	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Larry Sellers, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.7A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Larry Sellers dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.8	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Robert Steen, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.8A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Robert Steen dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.9	First United Security Bank Director Retirement Agreement dated October 14, 2002, with Dan R. Barlow, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.9A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 14, 2002 for Dan R. Barlow dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.10	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.10A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Linda H. Breedlove dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.11	First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.11A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 21, 2002 for Gerald P. Corgill dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.12	First United Security Bank Director Retirement Agreement dated October 16, 2002, with Wayne C. Curtis, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.12A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for Wayne C. Curtis dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.13	First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

Exhibit No.	Description
10.13A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for John C. Gordon dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.14	First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.14A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for William G. Harrison dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.15	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Hardie B. Kimbrough, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.15A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Hardie B. Kimbrough dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.16	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.16A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Jack Meigs dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.17	First United Security Bank Director Retirement Agreement dated October 17, 2002, with R. Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.17A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for R. Terry Phillips dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.18	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Ray Sheffield, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.18A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Ray Sheffield dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.19	First United Security Bank Director Retirement Agreement dated October 16, 2002, with J. C. Stanley, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.19A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17 (sic), 2002 for J.C. Stanley dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

Exhibit No.	Description
10.20	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.20A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Howard M. Whitted dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.21	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.21A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Bruce N. Wilson dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.22	United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.*

10.22A	Amendment One to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 18, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.22B	Amendment Two to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 30, 2010.*

10.23	United Security Bancshares, Inc. Summary of Directors’ Fees, effective May 20, 2010.*

14	United Security Bancshares, Inc. Code of Business Conduct and Ethics, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of United Security Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement.