Form 10-Q
period 2011-03-31
UNITED SECURITY BANCSHARES INC
filed 2011-05-23
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 23, 2011
Common Stock, $0.01 par value	6,010,737 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. and its subsidiaries (the “Company” or “USBI”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. With respect to the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Per Share Data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and Due from Banks	$12,342	$10,330
Interest-Bearing Deposits in Other Banks	26,150	3,201

Total Cash and Cash Equivalents	38,492	13,531
Investment Securities Available-for-Sale, at fair market value	133,145	135,877
Investment Securities Held-to-Maturity, at cost	1,210	1,210
Federal Home Loan Bank Stock, at cost	5,093	5,093
Loans, net of allowance for loan losses of $20,010 and $20,936, respectively	384,436	387,478
Premises and Equipment, net	16,556	16,609
Cash Surrender Value of Bank-Owned Life Insurance	12,605	12,499
Accrued Interest Receivable	4,390	5,110
Goodwill	4,098	4,098
Investment in Limited Partnerships	1,747	1,766
Other Real Estate Owned	25,821	25,632
Other Assets	11,766	12,836

Total Assets	$639,359	$621,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$520,230	$503,530
Accrued Interest Expense	2,213	2,235
Short-Term Borrowings	1,138	970
Long-Term Debt	30,000	30,000
Other Liabilities	10,522	10,481

Total Liabilities	564,103	547,216

Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued; 6,010,837 and 6,011,012 shares outstanding, respectively	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Income, net of tax	3,570	3,412
Retained Earnings	84,985	84,408
Less Treasury Stock: 1,306,723 and 1,306,548 shares at cost, respectively	(21,207)	(21,205)
Noncontrolling Interest	(1,398)	(1,398)

Total Shareholders’ Equity	75,256	74,523

Total Liabilities and Shareholders’ Equity	$639,359	$621,739

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$9,087	$9,305
Interest on Investment Securities	1,357	1,949

Total Interest Income	10,444	11,254
INTEREST EXPENSE:
Interest on Deposits	1,597	1,983
Interest on Borrowings	270	940

Total Interest Expense	1,867	2,923

NET INTEREST INCOME	8,577	8,331
PROVISION FOR LOAN LOSSES	1,305	1,743

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,272	6,588
NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	716	653
Credit Life Insurance Income	122	131
Other Income	351	4,811

Total Non-Interest Income	1,189	5,595
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,570	3,461
Occupancy Expense	476	449
Furniture and Equipment Expense	303	300
Impairment on ORE	484	163
Loss on Sale of Other Real Estate	339	221
Other Expense	2,263	2,630

Total Non-Interest Expense	7,435	7,224

INCOME BEFORE INCOME TAXES	1,026	4,959
PROVISION FOR INCOME TAXES	207	1,799

NET INCOME	$819	$3,160
Less: Net Loss Attributable to Noncontrolling Interest	—	(125)

NET INCOME ATTRIBUTABLE TO USBI	$819	$3,285

BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO USBI PER SHARE	$0.14	$0.55

DIVIDENDS PER SHARE	$0.04	$0.11

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Net income attributable to USBI	$819	$3,285

Other comprehensive income:
Change in unrealized holding gains on available-for-sale securities arising during period, net of tax of $95 and $110, respectively	158	183
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income, net of tax of $0 and $92	—	(155)

Other comprehensive income	158	28

Comprehensive income attributable to USBI	977	$3,313

Net loss attributable to noncontrolling interest	—	(125)

Total comprehensive income	$977	$3,188

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$819	$3,160
Less net loss attributable to noncontrolling interest	—	(125)

Net income attributable to USBI	$819	$3,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	175	192
Amortization of premiums and discounts, net	150	148
Provision for loan losses	1,305	1,743
Gain on sale of securities, net	—	(247)
Impairment of OREO	484	221
Loss on sale of OREO	339	163
Loss on sale of fixed assets, net	89	54
Net other operating activities	1,418	(2,845)

Total adjustments	3,960	(571)

Net cash provided by operating activities	4,779	2,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities	12,027	18,800
Proceeds from sales of securities	—	12,172
Proceeds from the sale of other real estate	1,972	1,215
Purchase of premises and equipment, net	—	(24)
Purchase of investment securities available-for-sale	(9,192)	(1,036)
Net increase in federal funds sold	—	(10,305)
Net change in loan portfolio	(1,250)	(1,005)

Net cash provided by investing activities	3,557	19,817

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	16,700	8,669
Dividends paid	(241)	(663)
Increase (decrease) in borrowings	168	(30,844)
Purchase of treasury stock	(2)	(2)

Net cash provided by (used in) financing activities	16,625	(22,840)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,961	(309)

CASH AND CASH EQUIVALENTS, beginning of period	13,531	12,449

CASH AND CASH EQUIVALENTS, end of period	$38,492	$12,140

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$2,130	$3,043
Income Taxes	3	66
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$2,987	$1,571

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying interim unaudited condensed consolidated financial statements include the accounts of United Security Bancshares, Inc. and its subsidiaries (the “Company” or “USBI”). All significant intercompany transactions and accounts have been eliminated.

The interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2011. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended. The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended. In preparing the condensed consolidated financial statements, management evaluated subsequent events through the date on which the condensed consolidated financial statements were issued.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

The Accounting Standards Codification (“ASC”) Topic 860 Transfers and Servicing amended previous guidance on accounting for transfers of financial assets. The amended guidance eliminates the concept of qualifying special-purpose entities and requires that these entities be evaluated for consolidation under applicable accounting guidance, and it also removes the exception that permitted sale accounting for certain mortgage securitizations when control over the transferred assets had not been surrendered. Based on this new standard, many types of transferred financial assets that would previously have been derecognized will now remain on the transferor’s financial statements. The guidance also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with those assets and related risk exposure. The new standard became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ASC Topic 820-10 Fair Value Measurements and Disclosures – In January 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) (ASU No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting ASC 820-10 Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and to clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011 and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ended March 31, 2012. The guidance will be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The standards set forth in ASU 2011-04 supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC and previously known as Statement of Financial Accounting Standards (SFAS) No. 157,

Fair Value Measurements. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively.

3.	NET INCOME ATTRIBUTABLE TO USBI PER SHARE

Basic net income attributable to USBI per share is computed by dividing net income attributable to USBI by the weighted average shares during the three-month periods ended March 31, 2011 and 2010. Diluted net income attributable to USBI per share for the three-month periods ended March 31, 2011 and 2010 is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. There were no outstanding potentially dilutive instruments during the periods ended March 31, 2011 or 2010, and, therefore, basic and diluted weighted average shares outstanding were the same.

The following table represents the basic and diluted net income attributable to USBI per share calculations for the three-month periods ended March 31, 2011 and 2010 (dollars in thousands, except per share data):

	Net Income Attributable to USBI	Weighted Average Shares Outstanding	Basic and Diluted Net Income Attributable to USBI Per Share
For the Three Months Ended:
March 31, 2011	$819	6,010,858	$0.14
March 31, 2010	$3,285	6,017,495	$0.55

4.	COMPREHENSIVE INCOME

Comprehensive income consists of net income attributable to USBI and the change in the unrealized gains or losses on the Company’s available-for-sale securities portfolio arising during the period. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of March 31, 2011 and December 31, 2010.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

Financial assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 are summarized below.

	Fair Value Measurements at March 31, 2011 Using
	Totals at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Mortgage-backed securities	$107,509	$—	$107,509	$—
Obligations of states, counties and political subdivisions	24,195	—	24,195	—
U.S. agencies	1,123	—	1,123	—
Equity securities	238	238	—	—
U.S. treasury securities	80	—	80	—

	Fair Value Measurements at December 31, 2010 Using
	Totals at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Mortgage-backed securities	$113,398	$—	$113,398	$—
Obligations of states, counties and political subdivisions	22,186	—	22,186	—
Equity securities	213	213	—	—
U.S. treasury securities	80	—	80	—

Assets Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $237,733 in equity securities that are considered to be Level 1 securities.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis, including impaired loans. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $18,997,776 and $19,900,745 as of March 31, 2011 and December 31, 2010, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

During 2011, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $2,212,200 and $7,084,265 (utilizing Level 2 valuation inputs) during 2011 and 2010, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company has recognized charge-offs of the allowance for possible loan losses totaling approximately $1,394,405 and $4,268,544 during 2011 and 2010, respectively. There were no foreclosed assets remeasured at fair value subsequent to initial recognition during 2011.

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$38,492	$38,492	$13,531	$13,531
Investment securities available-for-sale	133,145	133,145	135,877	135,877
Investment securities held-to-maturity	1,210	1,210	1,210	1,197
Federal Home Loan Bank stock	5,093	5,093	5,093	5,093
Accrued interest receivable	4,390	4,390	5,110	5,110
Loans, net of unearned	384,436	388,093	387,478	387,594
Liabilities:
Deposits	520,230	521,929	503,530	505,521
Short-term borrowings	1,138	1,138	970	970
Long-term debt	30,000	31,113	30,000	31,362
Accrued interest payable	2,213	2,213	2,235	2,235

6.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at March 31, 2011 and December 31, 2010 were as follows:

	Available-for-Sale
	March 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities	$102,688	$4,922	$(101)	$107,509
Obligations of states, counties and political subdivisions	23,410	820	(35)	24,195
U.S. agencies	1,123	—	—	1,123
Equity securities	132	136	(30)	238
U.S. treasury securities	80	—	—	80

Total	$127,433	$5,878	$(166)	$133,145

	Held-to-Maturity
	March 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,210	$—	$—	$1,210

	Available-for-Sale
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities	$108,410	$5,140	$(152)	$113,398
Obligations of states, counties and political subdivisions	21,797	527	(138)	22,186
Equity securities	132	116	(35)	213
U.S. treasury securities	80	—	—	80

Total	$130,419	$5,783	$(325)	$135,877

	Held-to-Maturity
	December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,210	$—	$(13)	$1,197

The scheduled maturities of investment securities available-for-sale and held-to-maturity at March 31, 2011 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Maturing within one year	$1,173	$1,189	$40	$40
Maturing after one to five years	9,890	10,232	185	185
Maturing after five to fifteen years	82,350	86,514	635	635
Maturing after fifteen years	33,888	34,972	350	350
Equity securities and Preferred Stock	132	238	—	—

Total	$127,433	$133,145	$1,210	$1,210

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At March 31, 2011 and December 31, 2010, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

	Available-for-Sale
	March 31, 2011
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Mortgage-backed securities	$3,250	$(90)	$431	$(11)
Obligations of states, counties and political subdivisions	2,543	(35)	—	—
Equity securities	—	—	44	(30)

Total	$5,793	$(125)	$475	$(41)

	Available-for-Sale
	December 31, 2010
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Mortgage-backed securities	$6,463	$(137)	$637	$(15)
Obligations of states, counties and political subdivisions	5,288	(138)	—	—
Equity securities	—	—	40	(35)

Total	$11,751	$(275)	$677	$(50)

	Held-to-Maturity
	December 31, 2010
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$812	$(13)	$—	$—

Investment securities available-for-sale with a carrying amount of $80.4 million and $74.1 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes.

The following chart represents the gross gains and losses realized on securities (dollars in thousands):

			Net
	Gross Gains	Gross Losses	Gains (Losses)
Three Months Ended:
March 31, 2011	$—	$—	$—
March 31, 2010	$247	$—	$247

7.	INVESTMENTS IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures meet the definition of a variable interest entity (“VIE”) under ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company consolidates one of the funds in which it is the sole limited partner and one of the affordable housing projects in which the fund invests. The resulting financial impact to the Company of the consolidation of these two entities was a net increase to total assets of approximately $3.1 million as of March 31, 2011. This included $7.4 million in premises and equipment less a loan totaling $5.0 million. This loan, payable by the partnership to the Company, was eliminated as a result of this consolidation. Unconsolidated investments in these partnerships are accounted for under the cost method as allowed under ASC Topic 325 Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $1.7 million recorded investment.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships. Management has no knowledge of intervening events since the date of the partnerships’ financial statements that would have had a material effect on the Company’s consolidated financial position or results of operations.

The Bank had no remaining cash commitments to these partnerships at March 31, 2011.

8.	LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2011 and December 31, 2010, the composition of the loan portfolio by reporting segment and portfolio segment was as follows (dollars in thousands):

	March 31, 2011
	FUSB	ALC	Total
Real estate loans:
Construction, land development and other land loans	$35,855	$—	$35,855
Secured by 1-4 family residential properties	39,606	44,698	84,304
Secured by multi family residential properties	27,468	—	27,468
Secured by nonfarm, nonresidential properties	150,916	—	150,916
Other	954	—	954
Commercial and industrial loans	44,964	—	44,964
Consumer loans	20,149	41,115	61,264
Other loans	3,182	—	3,182

Total loans	$323,094	$85,813	$408,907
Less: Unearned Interest	335	4,126	4,461
Allowance for loan losses	16,235	3,775	20,010

Net loans	$306,524	$77,912	$384,436

	December 31, 2010
	FUSB	ALC	Total
Real estate loans:
Construction, land development and other land loans	$43,839	$—	$43,839
Secured by 1-4 family residential properties	39,330	47,059	86,389
Secured by multi family residential properties	27,237	—	27,237
Secured by nonfarm, nonresidential properties	146,074	—	146,074
Other	179	—	179
Commercial and industrial loans	44,393	—	44,393
Consumer loans	21,192	41,832	63,024
Other loans	1,888	—	1,888

Total loans	$324,132	$88,891	$413,023
Less: Unearned Interest	351	4,258	4,609
Allowance for loan losses	17,027	3,909	20,936

Net loans	$306,754	$80,724	$387,478

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 73.0% of the portfolio is concentrated in loans secured by real estate.

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and the Bank, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility, nor do they present other unfavorable features. The amounts of such related party loans and commitments at March 31, 2011 and December 31, 2010 were $2,471,909 and $2,138,530, respectively. During the period ended March 31, 2011, new loans to these parties totaled $402,342, and repayments were $68,963.

The following table details loans individually and collectively evaluated for impairment at March 31, 2011 and December 31, 2010 (dollars in thousands).

	March 31, 2011
	Loans Evaluated for Impairment
	Individually	Collectively	Total
Real estate loans:
Construction, land development and other land loans	$21,536	$14,319	$35,855
Secured by 1-4 family residential properties	—	84,304	84,304
Secured by multi family residential properties	3,957	23,511	27,468
Secured by nonfarm, nonresidential properties	19,419	131,497	150,916
Other	—	954	954
Commercial and industrial loans	1,642	43,322	44,964
Consumer loans	—	61,264	61,264
Other loans	—	3,182	3,182

Total loans	$46,554	$362,353	$408,907

	December 31, 2010
	Loans Evaluated for Impairment
	Individually	Collectively	Total
Real estate loans:
Construction, land development and other land loans	$24,339	$19,501	$43,840
Secured by 1-4 family residential properties	—	86,389	86,389
Secured by multi family residential properties	3,956	23,281	27,237
Secured by nonfarm, nonresidential properties	21,035	125,039	146,074
Other	—	179	179
Commercial and industrial loans	1,642	42,750	44,392
Consumer loans	—	63,024	63,024
Other loans	—	1,888	1,888

Total loans	$50,972	$362,051	$413,023

Changes in the allowance for loan losses by reporting segment and portfolio segment were as follows (dollars in thousands):

	FUSB
	March 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$988	$15,205	$375	$360	$99	$17,027
Charge-offs	128	1,295	111	117	—	1,651
Recoveries	7	8	25	1	—	41

Net charge-offs	121	1,287	86	116	—	1,610
Provision	187	456	59	155	(39)	818

Ending balance	$1,054	$14,374	$348	$399	$60	$16,235

	ALC
	March 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$—	$—	$2,663	$1,246	$—	$3,909
Charge-offs	—	—	688	196	—	884
Recoveries	—	—	220	43	—	263

Net charge-offs	—	—	468	153	—	621
Provision	—	—	344	143	—	487

Ending balance	$—	$—	$2,539	$1,236	$—	$3,775

	FUSB & ALC
	March 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$988	$15,205	$3,038	$1,606	$99	$20,936
Charge-offs	128	1,295	799	313	—	2,535
Recoveries	7	8	245	44	—	304

Net charge-offs	121	1,287	554	269	—	2,231
Provision	187	456	403	298	(39)	1,305

Ending balance	$1,054	$14,374	$2,887	$1,635	$60	$20,010

	FUSB
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$752	$4,053	$428	$259	$96	$5,588
Charge-offs	773	4,096	405	420	1	5,695
Recoveries	82	102	118	24	1	327

Net charge-offs	691	3,994	287	396	—	5,368
Provision	927	15,146	234	497	3	16,807

Ending balance	$988	$15,205	$375	$360	$99	$17,027

	ALC
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$—	$—	$3,040	$1,376	$—	$4,416
Charge-offs	—	—	2,458	1,189	—	3,647
Recoveries	—	—	653	164	—	817

Net charge-offs	—	—	1,805	1,025	—	2,830
Provision	—	—	1,428	895	—	2,323

Ending balance	$—	$—	$2,663	$1,246	$—	$3,909

	FUSB & ALC
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$752	$4,053	$3,468	$1,635	$96	$10,004
Charge-offs	773	4,096	2,863	1,609	1	9,342
Recoveries	82	102	771	188	1	1,144

Net charge-offs	691	3,994	2,092	1,421	—	8,198
Provision	927	15,146	1,662	1,392	3	19,130

Ending balance	$988	$15,205	$3,038	$1,606	$99	$20,936

	March 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$752	$4,053	$3,468	$1,635	$96	$10,004
Charge-offs	215	188	885	457	—	1,745
Recoveries	31	—	223	11	1	266

Net charge-offs	184	188	662	446	(1)	1,479
Provision	377	214	470	702	(20)	1,743

Ending balance	$945	$4,079	$3,276	$1,891	$77	$10,268

Impaired loans totaled $46.6 million, $51.0 million and $34.5 million as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively. There was approximately $11.7 million, $12.6 million and $2.5 million in the allowance for loan losses specifically allocated to these impaired loans at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. Impaired loans totaling $15.9 million, $18.4 million and $19.8 million for March 31, 2011, December 31, 2010 and March 31, 2010, respectively, have no measurable impairment, and no allowance for loan losses is specifically allocated to these loans. The average recorded investment in impaired loans for March 31, 2011, December 31, 2010 and March 31, 2010 was approximately $48.8 million, $37.0 million and $34.5 million, respectively.

The Company evaluates the loan allowance for loans individually and collectively. Loans evaluated on an individual basis resulted in a related allowance of $11.7 million, $12.6 million and $2.4 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The remaining allowance of $8.3 million, $8.3 million and $7.9 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, were evaluated collectively.

At March 31, 2011, the carrying amount of impaired loans consisted of the following (dollars in thousands):

	March 31, 2011
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
Loans secured by real estate
Construction, land development and other land loans	$1,193	$1,193	$—
Secured by multifamily residential properties	2,129	2,129	—
Secured by nonfarm, nonresidential properties	10,921	10,921	—
Commercial and industrial	1,642	1,642	—

Total loans with no related allowance recorded	$15,885	$15,885	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$20,343	$20,343	$9,465
Secured by multifamily residential properties	1,828	1,828	469
Secured by nonfarm, nonresidential properties	8,498	8,498	1,737

Total loans with an allowance recorded	$30,669	$30,669	$11,671

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$21,536	$21,536	$9,465
Secured by multifamily residential properties	3,957	3,957	469
Secured by nonfarm, nonresidential properties	19,419	19,419	1,737
Commercial and industrial	1,642	1,642	—

Total impaired loans	$46,554	$46,554	$11,671

At December 31, 2010, the carrying amount of impaired loans consisted of the following (dollars in thousands):

	December 31, 2010
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
Loans secured by real estate
Construction, land development and other land loans	$1,193	$1,193	$—
Secured by multifamily residential properties	2,128	2,128	—
Secured by nonfarm, nonresidential properties	13,470	13,470	—
Commercial and industrial	1,642	1,642	—

Total loans with no related allowance recorded	$18,433	$18,433	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$23,146	$23,146	$10,470
Secured by multifamily residential properties	1,828	1,828	472
Secured by nonfarm, nonresidential properties	7,565	7,565	1,696

Total loans with an allowance recorded	$32,539	$32,539	$12,638

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$24,339	$24,339	$10,470
Secured by multifamily residential properties	3,956	3,956	472
Secured by nonfarm, nonresidential properties	21,035	21,035	1,696
Commercial and industrial	1,642	1,642	—

Total impaired loans	$50,972	$50,972	$12,638

The Bank has established a credit risk rating system to assess and manage the risk in the loan portfolio. It establishes a uniform framework and common language for assessing and monitoring risk in the portfolio. There have been no changes to the credit risk rating system since December 31, 2010.

The table below illustrates the carrying amount of loans by credit quality indicator at March 31, 2011 (dollars in thousands).

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
Loans secured by real estate:
Construction, land development and other land loans	$20,400	$2,634	$12,515	$306	$35,855
Secured by 1-4 family residential properties	33,378	2,448	3,584	196	39,606
Secured by multifamily residential properties	23,511	895	3,062	—	27,468
Secured by nonfarm, nonresidential properties	110,619	8,240	31,672	385	150,916
Other	954	—	—	—	954
Commercial and industrial loans	41,057	759	3,097	51	44,964
Consumer loans	18,824	657	578	90	20,149
Other loans	3,182	—	—	—	3,182

Total	$251,925	$15,633	$54,508	$1,028	$323,094

	ALC
	Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$42,236	$2,462	$44,698
Consumer loans	39,423	1,692	41,115

Total	$81,659	$4,154	$85,813

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2010 (dollars in thousands).

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
Loans secured by real estate:
Construction, land development and other land loans	$28,537	$2,763	$12,397	$142	$43,839
Secured by 1-4 family residential properties	32,712	2,444	3,959	215	39,330
Secured by multifamily residential properties	23,281	894	3,062	—	27,237
Secured by nonfarm, nonresidential properties	104,071	5,641	35,665	697	146,074
Other	179	—	—	—	179
Commercial and industrial loans	40,210	918	3,131	133	44,392
Consumer loans	19,702	727	643	121	21,193
Other loans	1,888	—	—	—	1,888

Total	$250,580	$13,387	$58,857	$1,308	$324,132

	ALC
	Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$44,485	$2,574	$47,059
Consumer loans	40,485	1,347	41,832

Total	$84,970	$3,921	$88,891

The following table provides an aging analysis of past due loans and nonaccruing loans by class at March 31, 2011 (dollars in thousands).

	FUSB
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Construction, land development and other land loans	$1,369	$1,220	$2,589	$5,884	$27,382	$35,855
Secured by 1-4 family residential properties	1,007	163	1,170	1,433	37,003	39,606
Secured by multifamily residential properties	—	—	—	3,073	24,395	27,468
Secured by nonfarm, nonresidential properties	3,838	202	4,040	9,494	137,382	150,916
Other	—	—	—	—	954	954
Commercial and industrial loans	1,043	27	1,070	220	43,674	44,964
Consumer loans	819	56	875	74	19,200	20,149
Other loans	1	6	7	—	3,175	3,182

Total past due loans	$8,077	$1,674	$9,751	$20,178	$293,165	$323,094

	ALC
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Secured by 1-4 family residential properties	$1,020	$1,884	$2,904	$578	$41,216	$44,698
Consumer loans	976	868	1,844	824	38,447	41,115

Total past due loans	$1,996	$2,752	$4,748	$1,402	$79,663	$85,813

The following table provides an aging analysis of past due loans and nonaccruing loans by class at December 31, 2010 (dollars in thousands).

	FUSB
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Construction, land development and other land loans	$708	$333	$1,041	$1,045	$41,753	$43,839
Secured by 1-4 family residential properties	1,535	127	1,662	1,701	35,967	39,330
Secured by multifamily residential properties	—	—	—	3,073	24,164	27,237
Secured by nonfarm, nonresidential properties	8,781	2,085	10,866	6,087	129,121	146,074
Other	—	—	—	—	179	179
Commercial and industrial loans	1,003	37	1,040	225	43,128	44,393
Consumer loans	900	29	929	145	20,118	21,192
Other loans	—	—	—	—	1,888	1,888

Total past due loans	$12,926	$2,612	$15,538	$12,276	$296,318	$324,132

	ALC
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Secured by 1-4 family residential properties	$1,830	$1,989	$3,819	$585	$42,655	$47,059
Consumer loans	1,373	636	2,009	711	39,112	41,832

Total past due loans	$3,203	$2,625	$5,828	$1,296	$81,767	$88,891

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, treasury tax and loan deposits and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. None were outstanding at March 31, 2011 or December 31, 2010. Treasury tax and loan deposits totaled $619,799 and $778,294 at March 31, 2011 and December 31, 2010, respectively. These deposits are withdrawable on demand.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at March 31, 2011 and December 31, 2010 were $518,363 and $192,139, respectively.

At March 31, 2011, the Bank had $7.8 million in available federal fund lines from correspondent banks.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At March 31, 2011 and December 31, 2010, investment securities and mortgage loans amounting to $31,631,881 and $45,533,914, respectively, were pledged to secure these borrowings.

At March 31, 2011, the Bank had $162.2 million in available credit from the FHLB.

11.	INCOME TAXES

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 34%, as described in the following table:

	March 31, 2011	March 31, 2010
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$278	$1,686
Increase (decrease) resulting from:
Tax-exempt interest	(98)	(99)
State income tax expense, net of federal income tax benefit	33	202
Low income housing tax credits	—	(18)
Other	(6)	28

Total	$207	$1,799

12.	SEGMENT REPORTING

Under ASC Topic 280 Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and First United Security Bank’s (the “Bank” or “FUSB”) significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, as amended. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	First
	United	Acceptance
	Security	Loan	All
	Bank	Company	Other	Eliminations	Consolidated
	(Dollars In Thousands)
For the three months ended March 31, 2011:
Net interest income	$5,375	$3,192	$10	$—	$8,577
Provision for loan losses	819	486	—	—	1,305
Total non-interest income	1,068	175	1,061	(1,115)	1,189
Total non-interest expense	5,032	2,384	195	(176)	7,435

Income before income Taxes	592	497	876	(939)	1,026
Provision for income taxes	14	190	3	—	207
Net income	$578	$307	$873	$(939)	$819

Other significant items:
Total assets	$629,007	$87,749	$90,586	$(167,983)	$639,359
Total investment securities	134,047	—	308	—	134,355
Total loans, net	385,173	77,912	—	(78,649)	384,436
Goodwill	3,111	—	987	—	4,098
Investment in subsidiaries	1,384	13	76,187	(77,566)	18
Fixed asset addition	—	—	—	—	—
Depreciation and amortization expense	143	32	—	—	175
Total interest income from external customers	5,950	4,492	2	—	10,444
Total interest income from affiliates	1,300	—	9	(1,309)	—

	First
	United	Acceptance
	Security	Loan	All
	Bank	Company	Other	Eliminations	Consolidated
	(Dollars In Thousands)
For the three months ended March 31, 2010:
Net interest income	$5,386	$2,933	$12	$—	$8,331
Provision for loan losses	1,007	736	—	—	1,743
Total non-interest income	1,623	3,995	3,549	(3,572)	5,595
Total non-interest expense	4,844	2,168	366	(154)	7,224

Income before income taxes	1,158	4,024	3,195	(3,418)	4,959
Provision for income taxes	254	1,542	3	—	1,799

Net income	904	2,482	3,192	(3,418)	3,160

Less: Net loss attributable to noncontrolling interest	—	—	(125)	—	(125)

Net income attributable to USBI	$904	$2,482	$3,317	$(3,418)	$3,285

Other significant items:
Total assets	$665,257	$92,701	$98,790	$(182,974)	$673,774
Total investment securities	165,942	—	271	—	166,213
Total loans, net	405,569	82,029	—	(84,261)	403,337
Goodwill	3,112	—	986	—	4,098
Investment in subsidiaries	14,053	63	84,695	(98,735)	76
Fixed asset addition	23	1	—	—	24
Depreciation and amortization expense	153	39	—	—	192
Total interest income from external customers	6,837	4,415	2	—	11,254
Total interest income from affiliates	1,482	—	10	(1,492)	—

13.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing and trading activities. These financial instruments include commitments to extend credit and standby letters of credit.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ended March 31, 2011, there were no credit losses associated with derivative contracts.

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

	March 31,	December 31,
	2011	2010
	(Dollars in Thousands)
Standby Letters of Credit	$1,332	$1,127
Commitments to Extend Credit	$41,062	$36,560

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at March 31, 2011 was $1.3 million, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At March 31, 2011, there were no outstanding commitments to purchase and sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC, Malcomb Graves and Tina Graves (collectively, “Graves”) filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, the Bank’s subsidiary, Acceptance Loan Company (“ALC”), and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, has been named as a co-defendant. The complaint alleges that the defendants committed fraud in allegedly misrepresenting to Graves the amounts that Graves owed on certain loans and failing to credit Graves properly for certain loans. The defendants moved to compel arbitration, and the trial court denied the defendants’ motion. The defendants appealed this decision, and, on September 29, 2010, the Alabama Supreme Court affirmed the trial court’s denial of defendants’ motion. Following the return of the case to the active docket, on November 30, 2010, ALC and the Bank moved to dismiss the lawsuit. Graves has not yet responded to the motion to dismiss, and the motion has not yet been set for hearing. Additionally, on January 24, 2011, ALC and the Bank filed a crossclaim against Corey Mitchell seeking, among other relief, defense and indemnification for any damages suffered in the underlying lawsuit. The defendants deny the allegations against them in the underlying lawsuit and intend to vigorously defend themselves in this matter. Given the pendency of the motion to dismiss and the lack of discovery conducted, it is too early to assess the likelihood of a resolution of this matter or the possibility of an unfavorable outcome.

On February 17, 2011, Wayne Allen Russell, Jr. (“Russell”) filed a lawsuit in the Circuit Court of Tuscaloosa County, Alabama against the Bank and Bill Morgan, who currently serves as the Bank’s Business Development Officer. The allegations in the lawsuit relate to a mortgage on a parcel of real estate, executed by Russell in favor of the Bank as security for a loan, and certain related transactions, including foreclosure proceedings executed by the Bank. The complaint includes a demand for compensatory and punitive damages and costs. The court recently struck the plantiff’s jury demand included in the complaint. Although the defendants intend to vigorously defend themselves in this matter, it is too early to assess the likelihood of a resolution of this matter or the possibility of an unfavorable outcome.

The Company and its subsidiaries also are parties to other litigation, and intend to vigorously defend themselves in all such litigation. In the opinion of management, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

14.	RESTATEMENT OF 2010 FORM 10-K

Between the end of the quarter ended March 31, 2011 and the filing of this Form 10-Q, as reported by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2011, subsequent to the March 14, 2011 filing of the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Initial Form 10-K”), management of the Company was made aware of certain material adjustments to the current appraised values of several properties securing impaired loans held by the Bank. The adjustments were not factored into the Company’s provision for loan losses in the previously issued consolidated financial statements and accompanying footnotes as of and for the year ended December 31, 2010 (the “2010 Financials”). As a result, management and the Audit Committee of the Company’s Board of Directors determined that the Initial Form 10-K and accompanying 2010 Financials should be amended and restated. Therefore, on May 20, 2010, the Company’s management filed Amendment No. 1 to the Initial Form 10-K to reflect the amendment and restatement of the 2010 Financials.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and financial information are presented to aid in an understanding of the current consolidated financial position, changes in financial position and results of operations of United Security Bancshares, Inc. (the “Company” or “USBI”). The Company is the parent holding company of First United Security Bank (the “Bank” or “FUSB”). The Bank operates a finance company, Acceptance Loan Company, Inc. (“ALC”). The Company has no operations of any consequence other than the ownership of its subsidiaries.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2011 to year-end 2010, while comparing income and expense for the three-month periods ended March 31, 2011 and 2010.

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

COMPARING THE THREE MONTHS ENDED MARCH 31, 2011 TO THE THREE MONTHS ENDED MARCH 31, 2010

Net income attributable to USBI for the first quarter of 2011 was $819,000, compared to net income attributable to USBI of $3.3 million for the first quarter of 2010. This first quarter income resulted in income of $0.14 per share, compared to income of $0.55 per share for the same quarter of 2010. First quarter 2010 net income benefited from the settlement payment received from The Cincinnati Insurance Company of $4,150,000, which increased net income attributable to USBI per share by $0.41.

For the three-month period ended March 31, 2011, the Bank provided net income of $578,000, compared to $904,000 for the same quarter of 2010. Net income at FUSB declined when compared to the first quarter of 2010 due to an increased impairment write-down on other real estate owned, realized losses on the sale of other real estate sold and increased costs to maintain these properties. These increased expenses related to other real estate owned were somewhat offset by a decreased provision for loan losses of $188,000 and decreased legal and accounting fees of $350,000, all compared to the first quarter of 2010.

Net income attributable to ALC for the three-month period ending March 31, 2011 was $307,000, compared to $2.5 million for the same quarter of 2010. This decrease resulted from the non-recurring insurance settlement received in the first quarter of 2010.

Interest income on loans during the 2011 first quarter declined $218,000 primarily as a result of a $9.2 million decline in loans outstanding from the first quarter of 2010. Investment securities declined $31.9 million from March 31, 2010 and resulted in a decrease in interest earned of $592,000 when compared with the first quarter of 2010.

Interest expense for the 2011 first quarter decreased $1.1 million, or 36.1%, compared to the first quarter of 2010. This decrease was the result of lower interest rates paid on certificates of deposit and borrowed funds and a $24.0 million decrease in long-term debt.

Net interest income increased $246,000, or 3.0%, for the first quarter of 2011 as a result of improved net interest margin due to decreased cost of funds, on both deposits and borrowed funds.

The provision for loan losses was $1.3 million, or 1.3% annualized of average loans, for the first quarter of 2011, compared to $1.7 million, or 1.7% annualized of average loans, for the first quarter of 2010. Charge-offs exceeded recoveries by $2.2 million for the 2011 first quarter, an increase of approximately $751,000 over the same period in the prior year. The provision for loan losses at the Bank decreased to $818,000 for the first quarter of 2011, compared to $1.0 million for the same period in 2010. The provision for loan losses at ALC decreased to $486,000 for the first quarter of 2011, compared to $736,000 for the same quarter of 2010. Non-performing loans at ALC have declined from previous levels, and charge-offs have declined, thus requiring a lower provision for loan losses in 2011.

Total non-interest income decreased $4.4 million, or 78.7%, for the first quarter of 2011, due to the non-recurring insurance settlement received in the first quarter of 2010. All other fees decreased $4.5 million for the first quarter 2011 primarily due to the non-recurring insurance settlement of $4.2 million received in the first quarter of 2010.

Total non-interest expense increased $211,000, or 2.9%, in the first quarter of 2011, compared to the same period in 2010. Impairment write-down on other real estate increased $321,000 to $484,000, compared to $163,000 at March 31, 2010. Loss on the sale of other real estate owned amounted to $339,000 for the first quarter of 2011, compared to $221,000 in the first quarter of 2010. Salary and employee benefits increased $110,000 over the first quarter of 2010. Salary increased $73,000, or 2.6%, over the first quarter of 2010, and employee benefits increased $37,000, amounting to an increase of 5.6%, when compared to March 31, 2010. All other expense declined $367,000 from the first quarter of 2010, primarily due to a $362,000 decline in legal and accounting fees.

Income tax expense for the first quarter of 2011 decreased $1.6 million over the first quarter of 2010. The decrease resulted from the $3.9 million decline in taxable income from the first quarter of 2010, due to the non-recurring insurance settlement received in the first quarter of 2010. Management estimates that the effective tax rate for the Company will be approximately 30.0% of pre-tax income for the remainder of the year.

COMPARING THE MARCH 31, 2011 STATEMENTS OF FINANCIAL CONDITION TO DECEMBER 31, 2010

In comparing consolidated financial condition at March 31, 2011 to December 31, 2010, total assets increased $17.6 million to $639.4 million, while liabilities increased $16.9 million to $564.1 million. Shareholders’ equity increased $733,000 as a result of an increase in other comprehensive income of $158,000 and earnings in excess of dividends of $578,000.

Investment securities decreased $2.7 million, or 2.0%, during the first three months of 2011. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $4.0 million, from $408.4 million at December 31, 2010 to $404.4 million at March 31, 2011. Loan growth at the Bank has been flat due to the slowdown in construction and real estate development in the trade areas served by the Company. Deposits increased $16.7 million, or 3.3%, during the first three months of 2011. Loans, net of unearned income at ALC, decreased $2.9 million, from $84.6 million at December 31, 2010 to $81.7 million at March 31, 2011. Loans at the Bank, after consolidation eliminations, decreased $1.0 million from $323.8 million at December 31, 2010 to $322.8 million at March 31, 2011.

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

At March 31, 2011, the allowance for loan losses was $20.0 million, or 4.9% of loans net of unearned income, compared to $10.3 million, or 2.5% of loans net of unearned income, at March 31, 2010, and $20.9 million, or 5.1% of loans net of unearned income, at December 31, 2010. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 38.6% at March 31, 2011, compared to 47.1% at December 31, 2010. At March 31, 2011, loans on non-accrual increased $8.0 million, accruing loans past due 90 days or more decreased $0.8 million and real estate acquired in settlement of loans increased $189,000, each as compared to December 31, 2010.

Net charge-offs for the quarter ended March 31, 2011 were $2.2 million, or 2.2% of average loans on an annualized basis, an increase of 50.8%, or $0.7 million, from the charge-offs of $1.5 million, or 1.4% of average loans on an annualized basis, reported a year earlier. The provision for loan losses for the first three months of 2011 was $1.3 million, compared to $1.7 million in the first three months of 2010.

Non-performing assets were as follows (dollars in thousands):

	Consolidated
	March 31,	December 31,	March 31,
	2011	2010	2010
Loans Accounted for on a Non-Accrual Basis	$21,580	$13,572	$17,343
Accruing Loans Past Due 90 Days or More	4,426	5,237	8,724
Real Estate Acquired in Settlement of Loans	25,821	25,632	21,782

Total	$51,827	$44,441	$47,849
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	12.05%	10.24%	10.99%

	FUSB
	March 31,	December 31,	March 31,
	2011	2010	2010
Loans Accounted for on a Non-Accrual Basis	$20,178	$12,276	$14,248
Accruing Loans Past Due 90 Days or More	1,674	2,612	5,449
Real Estate Acquired in Settlement of Loans	19,430	19,002	14,586

Total	$41,282	$33,890	$34,283
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	12.06%	9.89%	10.03%

	ALC
	March 31,	December 31,	March 31,
	2011	2010	2010
Loans Accounted for on a Non-Accrual Basis	$1,402	$1,296	$3,095
Accruing Loans Past Due 90 Days or More	2,752	2,625	3,275
Real Estate Acquired in Settlement of Loans	6,391	6,630	7,196

Total	$10,545	$10,551	$13,566
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	11.97%	11.56%	14.50%

Non-performing assets as a percentage of net loans and other real estate was 12.0% at March 31, 2011 and 10.2% at December 31, 2010. Loans on non-accrual status increased $8.0 million, accruing loans past due 90 days or more decreased $811,000 and real estate acquired in settlement of loans increased $189,000 from December 31, 2010. The substantial increase in non-accrual loans resulted from placing four commercial real estate loans to a single borrower totaling $8.7 million on non-accrual status in the first quarter of 2011. The Company forecasts that adverse economic conditions and the severely depressed real estate market will continue to put downward pressure on real estate collateral values and will impact our ability to reduce non-performing assets. Other real estate acquired as of March 31, 2011 consisted of thirteen residential properties totaling $477,000 and fifty-one commercial properties totaling $19.0 million at the Bank and one hundred forty-seven residential properties totaling $6.0 million and fifteen commercial properties totaling $418,000 at ALC. Every effort is made to dispose of these properties in a timely manner, but these efforts continue to be hampered by poor economic conditions. Real estate values continue to decline, and the real estate market remains severely depressed in all of our market areas. Management reviews these non-performing assets and reports to the Board of Directors of the Bank monthly. Loans past due 90 days or more and still accruing are reviewed by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual status and their asset values downgraded.

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

The Bank currently has up to $162.2 million in borrowing capacity from the FHLB and $7.8 million in established federal funds lines.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2011 and December 31, 2010, the Company and the Bank were in compliance with all regulatory capital requirements.

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

The primary functions of asset and liability management are to (1) assure adequate liquidity, (2) maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities, (3) maximize the profit of the Bank and (4) reduce risks to the Bank’s capital. Liquidity management involves the ability to meet day-to-day cash flow requirements of the Bank’s customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform a primary function under its role as a financial intermediary and would not be able to meet the needs of the communities that it serves. Interest rate risk management focuses on the maturity structure and repricing characteristics of its assets and liabilities when changes occur in market interest rates. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on short- and long-term net interest margin and net interest income.

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments and maturities of loans and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $195.0 million at December 31, 2010 and $161.5 million at March 31, 2011.

Investment securities forecasted to mature or reprice over the next twelve months ending March 31, 2012 are estimated to be $10.8 million, or about 8.0%, of the investment portfolio as of March 31, 2011. For comparison, principal payments on investment securities totaled $11.9 million, or 8.8%, of the investment portfolio at March 31, 2011.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of March 31, 2011, the bond portfolio had an expected average maturity of 4.3 years, and approximately 68.6% of the $134.4 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Bank, at March 31, 2011, had long-term debt and short-term borrowings that, on average, represented 4.9% of total liabilities and equity, compared to 8.3% at year-end 2010.

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

The management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2011, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management concluded, as of March 31, 2011, that the Company’s disclosure controls and procedures were not effective due to the material weakness that existed in the Company’s internal control over financial reporting relating to the system of monitoring the real estate collateral values of certain impaired loans at the Bank. In certain instances, reductions in collateral values on impaired loans based on recent appraisals had not been communicated to management responsible for financial reporting on a timely basis.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. During May 2011, after management discovered the material weakness in its internal control over financial reporting described above, management implemented the following internal control procedures to ensure timely reporting of changes in collateral values on impaired loans to management responsible for financial reporting of the Company:

1.	The Chief Credit Officer (“CCO”) of the Bank has been assigned the additional responsibility for monitoring all assets classified as impaired. The CCO will also be responsible for determining when appraisals or evaluations will be needed on impaired loans, and for reporting any reductions in collateral values to the Chief Financial Officer on a quarterly basis prior to the filing of the quarterly and annual reports with the SEC.

2.	A third-party appraisal firm has been engaged to provide appraisals on real estate securing all loans over $500,000, and those of lesser amounts which require more than an evaluation.

3.	Each appraisal will be accompanied by an independent appraisal review, also performed by an independent third party.

4.	When appraisals are received from the third-party appraisal firm, a copy of the appraisal will promptly be provided to the Loan Officer and the Loan Operations Manager, each of whom will be responsible to promptly place the appraisal in the customer file and forward a copy to both the Senior Loan Officer and the CCO.

5.	The Credit Quality Improvement Committee comprised of the Company’s Chief Executive Officer, Chief Financial Officer, CCO, North and South Senior Regional Lenders, Corporate Secretary, Manager of Loan Operations, Credit Administration Analyst and Special Assets Manager has been formed. The Credit Quality Improvement Committee will meet at least quarterly to discuss loan portfolio and problem asset quality, and review and discuss all impaired assets greater than $500,000 in order to assist the CCO in determining appropriate impairment valuation and related recommendation of any additional impairment charge.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as amended, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
January 1 – January 31	175	(2)	$12.48	0	242,303
February 1 – February 28	0		$0.00	0	242,303
March 1 – March 31	8,000	(3)	$7.98	0	242,303
Total	8,175		$8.07	0	242,303

(1)	On December 17, 2010, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2011, the expiration date of the extended repurchase program.
(2)	175 shares were purchased by a trust, which is part of the Company’s general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.
(3)	8,000 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: May 23, 2011

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