Form 10-Q
period 2011-06-30
UNITED SECURITY BANCSHARES INC
filed 2011-08-12
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐             No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2011
Common Stock, $0.01 par value	6,010,737 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Per Share Data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and Due from Banks	$9,995	$10,330
Interest Bearing Deposits in Banks	22,147	3,201

Total Cash and Cash Equivalents	32,142	13,531
Investment Securities Available-for-Sale, at fair market value	136,186	135,877
Investment Securities Held-to-Maturity, at cost	1,210	1,210
Federal Home Loan Bank Stock, at cost	4,034	5,093
Loans, net of allowance for loan losses of $19,010 and $20,936, respectively	390,652	387,478
Premises and Equipment, net	9,193	16,609
Cash Surrender Value of Bank-Owned Life Insurance	12,711	12,499
Accrued Interest Receivable	4,384	5,110
Goodwill	4,098	4,098
Investment in Limited Partnerships	1,495	1,766
Other Real Estate Owned	25,270	25,632
Other Assets	11,312	12,836

Total Assets	$632,687	$621,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$524,703	$503,530
Accrued Interest Expense	882	2,235
Short-Term Borrowings	1,111	970
Long-Term Debt	20,000	30,000
Other Liabilities	8,090	10,481

Total Liabilities	554,786	547,216

Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued; 6,010,737 and 6,011,012 shares outstanding, respectively	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Income, net of tax	3,926	3,412
Retained Earnings	85,889	84,408
Less Treasury Stock: 1,306,823 and 1,306,548 shares at cost, respectively	(21,208)	(21,205)
Noncontrolling Interest	(12)	(1,398)

Total Shareholders’ Equity	77,901	74,523

Total Liabilities and Shareholders’ Equity	$632,687	$621,739

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$9,270	$9,540	$18,357	$18,846
Interest on Investment Securities	1,337	1,645	2,694	3,593

Total Interest Income	10,607	11,185	21,051	22,439
INTEREST EXPENSE:
Interest on Deposits	1,579	1,975	3,176	3,958
Interest on Borrowings	200	556	470	1,496

Total Interest Expense	1,779	2,531	3,646	5,454

NET INTEREST INCOME	8,828	8,654	17,405	16,985
PROVISION FOR LOAN LOSSES	1,609	3,682	2,914	5,425

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,219	4,972	14,491	11,560
NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	722	796	1,438	1,449
Credit Life Insurance Income	218	211	340	342
Other Income	1,256	436	1,607	5,248

Total Non-Interest Income	2,196	1,443	3,385	7,039
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,851	3,625	7,421	7,086
Occupancy Expense	467	479	943	928
Furniture and Equipment Expense	317	326	620	626
Impairment on Other Real Estate	402	237	886	400
Loss on Sale of Other Real Estate	169	290	508	512
Other Expense	2,945	2,284	5,208	4,914

Total Non-Interest Expense	8,151	7,241	15,586	14,466

INCOME (LOSS) BEFORE INCOME TAXES	1,264	(826)	2,290	4,133
PROVISION FOR (BENEFIT FROM) INCOME TAXES	361	(478)	568	1,321

NET INCOME (LOSS)	$903	$(348)	$1,722	$2,812

Less: Net Loss Attributable to Noncontrolling Interest	(1)	—	(1)	(125)

NET INCOME (LOSS) ATTRIBUTABLE TO USBI	$904	$(348)	$1,723	$2,937

BASIC AND DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO USBI PER SHARE	$0.15	$(0.06)	$0.29	$0.49

DIVIDENDS PER SHARE	$—	$0.11	$0.04	$0.22

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net income (loss) attributable to USBI	$904	$(348)	$1,723	$2,937

Other comprehensive income:
Change in unrealized holding gains on available-for-sale securities arising during period, net of tax tax of $364, $180, $459 and $290, respectively	608	300	766	483
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income, net of tax of $150, $2, $149 and $95, respectively	(251)	(4)	(252)	(158)

Other comprehensive income	357	296	514	325

Comprehensive income (loss) attributable to USBI	$1,261	$(52)	$2,237	$3,262

Net loss attributable to noncontrolling interest	(1)	—	(1)	(125)

Total comprehensive income (loss)	$1,260	$(52)	$2,236	$3,137

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,722	$2,812
Less net loss attributable to noncontrolling interest	(1)	(125)

Net income attributable to USBI	$1,723	$2,937
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	350	383
Amortization of premiums and discounts, net	385	399
Provision for loan losses	2,914	5,425
Gain on sale of securities, net	(401)	(253)
Impairment of other real estate owned	886	400
Loss on sale of other real estate owned	508	512
Loss on sale of fixed assets, net	—	96
Net other operating activities	1,995	577

Total adjustments	6,637	7,539

Net cash provided by operating activities	8,360	10,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities	23,248	36,579
Proceeds from sales of investment securities	6,178	12,683
Proceeds from redemption of Federal Home Loan Bank stock	1,059	—
Proceeds from the sale of other real estate	2,721	2,559
Purchase of premises and equipment, net	(300)	(60)
Purchase of investment securities available-for-sale	(28,895)	(16,449)
Net increase in federal funds sold	—	(10,775)
Net change in loan portfolio	(9,841)	(12,724)
Net effect of deconsolidating of variable interest entity	5,010	—

Net cash (used in) provided by investing activities	(820)	11,813

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	21,174	10,719
Dividends paid	(241)	(1,327)
Decrease in borrowings	(9,859)	(31,217)
Purchase of treasury stock	(3)	(73)

Net cash provided by (used in) financing activities	11,071	(21,898)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,611	391

CASH AND CASH EQUIVALENTS, beginning of period	13,531	12,449

CASH AND CASH EQUIVALENTS, end of period	$32,142	$12,840

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$5,242	$5,549
Income Taxes	498	666
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$3,754	$8,122

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

The interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2011. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended. The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended. In preparing the condensed consolidated financial statements, management evaluated subsequent events through the date on which the condensed consolidated financial statements were issued.

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

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, financial impact and segment information of troubled debt restructurings was also required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU became effective for the Company for interim and annual reporting periods beginning after December 15, 2010 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist, such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Company on July 1, 2011 and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ending March 31, 2012. The guidance will be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. The Company is evaluating the impact that adoption will have on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The standards set forth in ASU 2011-04 supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC and previously known as Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company is evaluating the impact that adoption will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends existing standards to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income; each component of other comprehensive income along with a total for other comprehensive income; and a total amount for comprehensive income. Any changes pursuant to the options allowed in the amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is evaluating its timing of adoption but will adopt the amendments retrospectively by the effective date. The Company is evaluating the impact that adoption will have on its consolidated financial statements.

3.	NET INCOME (LOSS) ATTRIBUTABLE TO USBI PER SHARE

Basic net income (loss) attributable to USBI per share is computed by dividing net income (loss) attributable to USBI by the weighted average shares during the three- and six-month periods ended June 30, 2011 and 2010. Diluted net income (loss) attributable to USBI per share for each of the three- and six-month periods ended June 30, 2011 and 2010 is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. There were no outstanding potentially dilutive instruments during the periods ended June 30, 2011 or 2010, and, therefore, basic and diluted weighted average shares outstanding were the same.

The following table represents the basic and diluted net income (loss) attributable to USBI per share calculations for the three- and six-month periods ended June 30, 2011 and 2010 (dollars in thousands, except per share data):

	Net Income (Loss) Attributable to USBI	Weighted Average Shares Outstanding	Basic and Diluted Net Income (Loss) Attributable to USBI Per Share
For the Three Months Ended:
June 30, 2011	$904	6,010,749	$0.15
June 30, 2010	$(348)	6,015,894	$(0.06)
For the Six Months Ended:
June 30, 2011	$1,723	6,010,803	$0.29
June 30, 2010	$2,937	6,016,695	$0.49

4.	COMPREHENSIVE INCOME (LOSS)

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

The Company follows the provisions of ASC Topic 820 Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC Topic 820 requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the consolidated statements of financial condition, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of June 30, 2011 and December 31, 2010.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

Financial assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 are summarized below.

	Fair Value Measurements at June 30, 2011 Using
	Totals at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$111,225	—	$111,225	—
Obligations of states, counties and political subdivisions	23,742	—	23,742	—
U.S. agencies	1,001	—	1,001	—
Equity securities	218	218	—	—

	Fair Value Measurements at December 31, 2010 Using
	Totals At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Mortgage-backed securities	$113,398	$—	$113,398	$—
Obligations of states, counties and political subdivisions	22,186	—	22,186	—
Equity securities	213	213	—	—
U.S. treasury securities	80	—	80	—

Assets Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $217,585 in equity securities that are considered to be Level 1 securities.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis, including impaired loans. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $17,709,917 and $19,900,745 as of June 30, 2011 and December 31, 2010, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

During 2011, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $2,811,584 and $7,084,265 (utilizing Level 3 valuation inputs) during 2011 and 2010, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company has recognized charge-offs of the allowance for possible loan losses totaling approximately $1,828,724 and $4,268,544 during 2011 and 2010, respectively. There were no foreclosed assets remeasured at fair value subsequent to initial recognition during 2011.

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$32,142	$32,142	$13,531	$13,531
Investment securities available-for-sale	136,186	136,186	135,877	135,877
Investment securities held-to-maturity	1,210	1,210	1,210	1,197
Federal Home Loan Bank stock	4,034	4,034	5,093	5,093
Accrued interest receivable	4,384	4,384	5,110	5,110
Loans, net of unearned	390,652	389,603	387,478	387,594
Liabilities:
Deposits	524,703	525,788	503,530	505,521
Short-term borrowings	1,111	1,111	970	970
Long-term debt	20,000	20,646	30,000	31,362
Accrued interest payable	882	882	2,235	2,235

6.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at June 30, 2011 and December 31, 2010 are as follows:

	Available-for-Sale
	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$106,223	$5,079	$(77)	$111,225
Obligations of states, counties and political subdivisions	22,550	1,197	(5)	23,742
U.S. agencies	999	2	—	1,001
Equity securities	132	115	(29)	218

Total	$129,904	$6,393	$(111)	$136,186

	Held-to-Maturity
	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,210	$—	$—	$1,210

	Available-for-Sale
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$108,410	$5,140	$(152)	$113,398
Obligations of states, counties and political subdivisions	21,797	527	(138)	22,186
Equity securities	132	116	(35)	213
U.S. treasury securities	80	—	—	80

Total	$130,419	$5,783	$(325)	$135,877

	Held-to-Maturity
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,210	$—	$(13)	$1,197

The scheduled maturities of investment securities available-for-sale and held-to-maturity at June 30, 2011 are presented in the following table:

	Available-for Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$2,870	$2,954	$40	$40
Maturing after one to five years	5,224	5,471	185	185
Maturing after five to fifteen years	79,138	83,604	635	635
Maturing after fifteen years	42,540	43,940	350	350
Equity securities and Preferred Stock	132	218	—	—

Total	$129,904	$136,186	$1,210	$1,210

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At June 30, 2011, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

	Available-for-Sale
	June 30, 2011
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities	$2,438	$(68)	$398	$(9)
Obligations of states, counties and political subdivisions	245	(5)	—	—
Equity Securities	—	—	45	(29)

Total	$2,683	$(73)	$443	$(38)

	Available-for-Sale
	December 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities	$6,463	$(137)	$637	$(15)
Obligations of states, counties and political subdivisions	5,288	(138)	—	—
Equity Securities	—	—	40	(35)

Total	$11,751	$(275)	$677	$(50)

	Held-to-Maturity
	December 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$812	$(13)	$—	$—

Investment securities available-for-sale with a carrying amount of $75.0 million and $74.1 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes.

The following chart represents the gross gains and losses realized on securities (dollars in thousands):

	Gross Gains	Gross Losses	Net Gains (Losses)
	(Dollars in Thousands)
Three Months Ended:
June 30, 2011	$401	$—	$401
June 30, 2010	$6	$—	$6
Six Months Ended:
June 30, 2011	$401	$—	$401
June 30, 2010	$253	$—	$253

7.	INVESTMENTS IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures meet the definition of a variable interest entity (“VIE”) under ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company consolidates one of the funds in which it is the sole limited partner. The resulting financial impact to the Company of the consolidation was a net increase to total assets of approximately $150,000 as of June 30, 2011. Unconsolidated investments in these partnerships are accounted for under the cost method as allowed under ASC Topic 325 Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $1.5 million recorded investment.

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

The Bank had no remaining cash commitments to these partnerships at June 30, 2011.

Prior to June 30, 2011, the Company consolidated La Vista Foundation I, LP, which is one of the affordable housing projects in which Guilford Corporate Tax Credit Fund XVII, LTD, a consolidated VIE, owns a 9.9% limited partnership interest. The Company was deemed to be the primary beneficiary of the VIE because of a $5.0 million mortgage loan from La Vista Foundation I, LP payable to the Bank. During the second quarter of 2011, the mortgage loan was refinanced with another financial institution. The Company reassessed whether it is the primary beneficiary of the VIE and determined that, as of June 30, 2011, it was not. Thus, the June 30, 2011 financials reflect the deconsolidation of La Vista Foundation I, LP. This deconsolidation resulted in a change in noncontrolling interest of $1.4 million, which resulted in an increase in shareholders’ equity of $1.4 million. The balance sheet impact was a decrease to total assets of $2.4 million. This included a $7.4 million decrease in premises and equipment and an increase in loans of $5.0 million. There was no gain or loss and, thus, no income statement impact. The only indirect retained investment is the 9.9% limited partnership interest held by Guilford Corporate Tax Credit Fund XVII, LTD. The deconsolidation did not involve a related party.

8.	LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2011 and December 31, 2010, the composition of the loan portfolio by reporting segment and portfolio segment was as follows (dollars in thousands):

	June 30, 2011
	FUSB	ALC	Total
Real estate loans:
Construction, land development and other land loans	$33,089	$—	$33,089
Secured by 1-4 family residential properties	40,603	43,141	83,744
Secured by multi-family residential properties	27,010	—	27,010
Secured by nonfarm, nonresidential properties	157,210	—	157,210
Other	926	—	926
Commercial and industrial loans	46,148	—	46,148
Consumer loans	20,242	42,425	62,667
Other loans	3,359	—	3,359

Total loans	$328,587	$85,566	$414,153
Less: Unearned Interest	326	4,165	4,491
Allowance for loan losses	15,260	3,750	19,010

Net loans	$313,001	$77,651	$390,652

	December 31, 2010
	FUSB	ALC	Total
Real estate loans:
Construction, land development and other land loans	$43,839	$—	$43,839
Secured by 1-4 family residential properties	39,330	47,059	86,389
Secured by multi-family residential properties	27,237	—	27,237
Secured by nonfarm, nonresidential properties	146,074	—	146,074
Other	179	—	179
Commercial and industrial loans	44,393	—	44,393
Consumer loans	21,192	41,832	63,024
Other loans	1,888	—	1,888

Total loans	$324,132	$88,891	$413,023
Less: Unearned Interest	351	4,258	4,609
Allowance for loan losses	17,027	3,909	20,936

Net loans	$306,754	$80,724	$387,478

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 72.9% of the portfolio is concentrated in loans secured by real estate.

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and the Bank, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility, nor do they present other unfavorable features. The amounts of such related party loans and commitments at June 30, 2011 and December 31, 2010 were $2,450,038 and $2,138,530, respectively. During the period ended June 30, 2011, new loans to these parties totaled $449,601, and repayments were $138,093.

The following table details loans individually and collectively evaluated for impairment at June 30, 2011 and December 31, 2010 (dollars in thousands).

	June 30, 2011
	Loans Evaluated for Impairment
	Individually	Collectively	Total
Real estate loans:
Construction, land development and other land loans	$21,937	$11,152	$33,089
Secured by 1-4 family residential properties	—	83,744	83,744
Secured by multi-family residential properties	2,884	24,126	27,010
Secured by nonfarm, nonresidential properties	18,161	139,049	157,210
Other	—	926	926
Commercial and industrial loans	1,642	44,506	46,148
Consumer loans	—	62,667	62,667
Other loans	—	3,359	3,359

Total loans	$44,624	$369,529	$414,153

	December 31, 2010
	Loans Evaluated for Impairment
	Individually	Collectively	Total
Real estate loans:
Construction, land development and other land loans	$24,339	$19,501	$43,840
Secured by 1-4 family residential properties	—	86,389	86,389
Secured by multi-family residential properties	3,956	23,281	27,237
Secured by nonfarm, nonresidential properties	21,035	125,039	146,074
Other	—	179	179
Commercial and industrial loans	1,642	42,750	44,392
Consumer loans	—	63,024	63,024
Other loans	—	1,888	1,888

Total loans	$50,972	$362,051	$413,023

Changes in the allowance for loan losses by reporting segment and portfolio segment were as follows (dollars in thousands):

	FUSB
	June 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$988	$15,205	$375	$360	$99	$17,027
Charge-offs	237	2,611	227	509	—	3,584
Recoveries	34	24	54	2	—	114

Net charge-offs	203	2,587	173	507	—	3,470
Provision	238	685	152	568	60	1,703

Ending balance	$1,023	$13,303	$354	$421	$159	$15,260

	ALC
	June 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$—	$—	$2,663	$1,246	$—	$3,909
Charge-offs	—	—	1,271	536	—	1,807
Recoveries	—	—	384	54	—	438

Net charge-offs	—	—	887	482	—	1,369
Provision	—	—	762	448	—	1,210

Ending balance	$—	$—	$2,538	$1,212	$—	$3,750

	FUSB & ALC
	June 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$988	$15,205	$3,038	$1,606	$99	$20,936
Charge-offs	237	2,611	1,498	1,045	—	5,391
Recoveries	34	24	438	56	—	552

Net charge-offs	203	2,587	1,060	989	—	4,839
Provision	238	685	914	1,016	60	2,913

Ending balance	$1,023	$13,303	$2,892	$1,633	$159	$19,010

	FUSB
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$752	$4,053	$428	$259	$96	$5,588
Charge-offs	773	4,096	405	420	1	5,695
Recoveries	82	102	118	24	1	327

Net charge-offs	691	3,994	287	396	—	5,368
Provision	927	15,146	234	497	3	16,807

Ending balance	$988	$15,205	$375	$360	$99	$17,027

	ALC
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$—	$—	$3,040	$1,376	$—	$4,416
Charge-offs	—	—	2,458	1,189	—	3,647
Recoveries	—	—	653	164	—	817

Net charge-offs	—	—	1,805	1,025	—	2,830
Provision	—	—	1,428	895	—	2,323

Ending balance	$—	$—	$2,663	$1,246	$—	$3,909

	FUSB & ALC
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$752	$4,053	$3,468	$1,635	$96	$10,004
Charge-offs	773	4,096	2,863	1,609	1	9,342
Recoveries	82	102	771	188	1	1,144

Net charge-offs	691	3,994	2,092	1,421	—	8,198
Provision	927	15,146	1,662	1,392	3	19,130

Ending balance	$988	$15,205	$3,038	$1,606	$99	$20,936

	FUSB & ALC
	June 30, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$752	$4,053	$3,468	$1,635	$96	$10,004
Charge-offs	561	3,650	1,469	672	—	6,352
Recoveries	59	9	455	49	1	573

Net charge-offs	502	3,641	1,014	623	(1)	5,779
Provision	684	3,206	727	765	43	5,425

Ending balance	$934	$3,618	$3,181	$1,777	$140	$9,650

Impaired loans totaled $44.6 million, $51.0 million and $32.0 million as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively. There was approximately $10.3 million, $12.6 million and $0.9 million in the allowance for loan losses specifically allocated to these impaired loans at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. Impaired loans totaling $16.6 million, $18.4 million and $18.2 million for June 30, 2011, December 31, 2010 and June 30, 2010, respectively, have no measurable impairment, and no allowance for loan losses is specifically allocated to these loans. The average recorded investment in impaired loans for June 30, 2011, December 31, 2010 and June 30, 2010 was approximately $46.3 million, $37.0 million and $34.1 million, respectively.

The Company evaluates the allowance for loans individually and collectively. Loans evaluated on an individual basis resulted in a related allowance of $10.3 million, $12.6 million and $0.9 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The remaining allowance of $8.7 million, $8.3 million and $8.7 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, were evaluated collectively.

At June 30, 2011, the carrying amount of impaired loans consisted of the following (dollars in thousands):

	June 30, 2011
	Carrying Amount	Unpaid Principal Balance	Related Allowances
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$3,069	$3,069	$—
Secured by multi-family residential properties	2,884	2,884	—
Secured by nonfarm, nonresidential properties	8,990	8,990	—
Commercial and industrial	1,642	1,642	—

Total loans with no related allowance recorded	$16,585	$16,585	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$18,868	$18,868	$9,148
Secured by multi-family residential properties	—	—	—
Secured by nonfarm, nonresidential properties	9,171	9,171	1,183

Total loans with an allowance recorded	$28,039	$28,039	$10,331

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$21,937	$21,937	$9,148
Secured by multi-family residential properties	2,884	2,884	—
Secured by nonfarm, nonresidential properties	18,161	18,161	1,183
Commercial and industrial	1,642	1,642	—

Total impaired loans	$44,624	$44,624	$10,331

At December 31, 2010, the carrying amount of impaired loans consisted of the following (dollars in thousands):

	December 31, 2010
	Carrying Amount	Unpaid Principal Balance	Related Allowances
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,193	$1,193	$—
Secured by multi-family residential properties	2,128	2,128	—
Secured by nonfarm, nonresidential properties	13,470	13,470	—
Commercial and industrial	1,642	1,642	—

Total loans with no related allowance recorded	$18,433	$18,433	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$23,146	$23,146	$10,470
Secured by multi-family residential properties	1,828	1,828	472
Secured by nonfarm, nonresidential properties	7,565	7,565	1,696

Total loans with an allowance recorded	$32,539	$32,539	$12,638

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$24,339	$24,339	$10,470
Secured by multi-family residential properties	3,956	3,956	472
Secured by nonfarm, nonresidential properties	21,035	21,035	1,696
Commercial and industrial	1,642	1,642	—

Total impaired loans	$50,972	$50,972	$12,638

The Bank has established a credit risk rating system to assess and manage the risk in the loan portfolio. It establishes a uniform framework and common language for assessing and monitoring risk in the portfolio. There have been no changes to the credit risk rating system since December 31, 2010.

The table below illustrates the carrying amount of loans by credit quality indicator at June 30, 2011 (dollars in thousands).

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
Loans secured by real estate:
Construction, land development and other land loans	$17,244	$1,276	$14,398	$171	$33,089
Secured by 1-4 family residential properties	34,579	2,467	3,511	46	40,603
Secured by multi-family residential properties	24,126	—	2,884	—	27,010
Secured by nonfarm, nonresidential properties	115,842	7,152	34,216	—	157,210
Other	926	—	—	—	926
Commercial and industrial loans	42,232	742	3,152	22	46,148
Consumer loans	18,897	697	608	40	20,242
Other loans	3,359	—	—	—	3,359

Total	$257,205	$12,334	$58,769	$279	$328,587

	ALC
	Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$41,195	$1,946	$43,141
Consumer loans	40,682	1,743	42,425

Total	$81,877	$3,689	$85,566

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2010 (dollars in thousands).

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
Loans secured by real estate:
Construction, land development and other land loans	$28,537	$2,763	$12,397	$142	$43,839
Secured by 1-4 family residential properties	32,712	2,444	3,959	215	39,330
Secured by multi-family residential properties	23,281	894	3,062	—	27,237
Secured by nonfarm, nonresidential properties	104,071	5,641	35,665	697	146,074
Other	179	—	—	—	179
Commercial and industrial loans	40,210	918	3,131	133	44,392
Consumer loans	19,702	727	643	121	21,193
Other loans	1,888	—	—	—	1,888

Total	$250,580	$13,387	$58,857	$1,308	$324,132

	ALC
	Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$44,485	$2,574	$47,059
Consumer loans	40,485	1,347	41,832

Total	$84,970	$3,921	$88,891

The following table provides an aging analysis of past due loans and nonaccruing loans by class at June 30, 2011 (dollars in thousands).

	FUSB
	Past Due
		Greater than			Current	Total
	30-89 Days	90 Days	Total	Nonaccrual	Loans	Loans
Loans secured by real estate:
Construction, land development and other land loans	$383	$198	$581	$8,952	$23,556	$33,089
Secured by 1-4 family residential properties	868	121	989	1,282	38,332	40,603
Secured by multi-family residential properties	—	—	—	2,884	24,126	27,010
Secured by nonfarm, nonresidential properties	1,550	827	2,377	14,073	140,760	157,210
Other	—	—	—	—	926	926
Commercial and industrial loans	376	2	378	157	45,613	46,148
Consumer loans	529	20	549	131	19,562	20,242
Other loans	—	—	—	—	3,359	3,359

Total past due loans	$3,706	$1,168	$4,874	$27,479	$296,234	$328,587

	ALC
	Past Due
		Greater than			Current	Total
	30-89 Days	90 Days	Total	Nonaccrual	Loans	Loans
Loans secured by real estate:
Secured by 1-4 family residential properties	$1,265	$1,341	$2,606	$605	$39,930	$43,141
Consumer loans	1,298	893	2,191	850	39,384	42,425

Total past due loans	$2,563	$2,234	$4,797	$1,455	$79,314	$85,566

The following table provides an aging analysis of past due loans and nonaccruing loans by class at December 31, 2010 (dollars in thousands).

	FUSB
	Past Due
		Greater than			Current	Total
	30-89 Days	90 Days	Total	Nonaccrual	Loans	Loans
Loans secured by real estate:
Construction, land development and other land loans	$708	$333	$1,041	$1,045	$41,753	$43,839
Secured by 1-4 family residential properties	1,535	127	1,662	1,701	35,967	39,330
Secured by multi-family residential properties	—	—	—	3,073	24,164	27,237
Secured by nonfarm, nonresidential properties	8,781	2,085	10,866	6,087	129,121	146,074
Other	—	—	—	—	179	179
Commercial and industrial loans	1,003	37	1,040	225	43,128	44,393
Consumer loans	900	29	929	145	20,118	21,192
Other loans	—	—	—	—	1,888	1,888

Total past due loans	$12,926	$2,612	$15,538	$12,276	$296,318	$324,132

	ALC
	Past Due
		Greater than			Current	Total
	30-89 Days	90 Days	Total	Nonaccrual	Loans	Loans
Loans secured by real estate:
Secured by 1-4 family residential properties	$1,830	$1,989	$3,819	$585	$42,655	$47,059
Consumer loans	1,373	636	2,009	711	39,112	41,832

Total past due loans	$3,203	$2,625	$5,828	$1,296	$81,767	$88,891

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, treasury tax and loan deposits and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. None were outstanding at June 30, 2011 or December 31, 2010. Treasury tax and loan deposits totaled $557,766 and $778,294 at June 30, 2011 and December 31, 2010, respectively. These deposits are withdrawable on demand.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at June 30, 2011 and December 31, 2010 were $553,512 and $192,139, respectively.

At June 30, 2011, the Bank had $7.8 million in available federal fund lines from correspondent banks.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At June 30, 2011 and December 31, 2010, investment securities and mortgage loans amounting to $23,929,248 and $45,533,914, respectively, were pledged to secure these borrowings.

At June 30, 2011, the Bank had $169.5 million in available credit from the FHLB.

11.	INCOME TAXES

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 34.0%, as described in the following table:

	June 30, 2011	June 30, 2010
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$779	$1,405
Increase (decrease) resulting from:
Tax-exempt interest	(202)	(200)
State income tax expense, net of federal income tax benefit	43	132
Low income housing tax credits	—	(36)
Other	(52)	20

Total	$568	$1,321

12.	SEGMENT REPORTING

Under ASC Topic 280 Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s and the First United Security Bank’s (the “Bank” or “FUSB”) significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, as amended. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended June 30, 2011:
Net interest income	$5,553	$3,260	$14	$—	$8,828
Provision for loan losses	885	724	—	—	1,609
Total non-interest income	1,475	676	1,325	(1,280)	2,196
Total non-interest expense	5,288	2,675	360	(173)	8,151

Income before income taxes	855	537	979	(1,107)	1,264
Provision for income taxes	151	205	5	—	361

Net income	$704	$332	$974	$(1,107)	$903

Less: Net loss attributable to noncontrolling interest	—	—	(1)	—	(1)

Net income attributable to USBI	$704	$332	$975	$(1,107)	$904

Other significant items:
Total assets	$632,232	$86,882	$83,939	$(170,366)	$632,687
Total investment securities	137,189	—	207	—	137,396
Total loans, net	385,552	77,651	—	(72,551)	390,652
Goodwill	3,111	—	987	—	4,098
Investment in subsidiaries	1,365	—	77,603	(78,963)	5
Fixed asset addition	150	150	—	—	300
Depreciation and amortization expense	141	35	—	—	176
Total interest income from external customers	6,075	4,532	—	—	10,607
Total interest income from affiliates	1,272	—	14	(1,286)	—
For the six months ended June 30, 2011:
Net interest income	$10,928	$6,452	$25	$—	$17,405
Provision for loan losses	1,703	1,211	—	—	2,914
Total non-interest income	2,543	851	2,386	(2,395)	3,385
Total non-interest expense	10,321	5,059	555	(349)	15,586

Income before income taxes	1,447	1,033	1,856	(2,046)	2,290
Provision for income taxes	165	395	8	—	568

Net income	1,282	638	1,848	(2,046)	1,722

Less: Net loss attributable to noncontrolling interest	—	—	(1)	—	(1)

Net income attributable to USBI	$1,282	$638	$1,849	$(2,046)	$1,723

Other significant items:
Fixed asset addition	$150	$150	$—	$—	$300
Depreciation and amortization expense	284	66	—	—	350
Total interest income from external customers	12,025	9,024	2	—	21,051
Total interest income from affiliates	2,572	—	23	(2,595)	—

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended June 30, 2010:
Net interest income	$5,507	$3,130	$17	$—	$8,654
Provision for loan losses	3,455	227	—	—	3,682
Total non-interest income (loss)	1,162	237	(35)	79	1,443
Total non-interest expense	4,785	2,386	237	(167)	7,241

Income (loss) before income taxes	(1,571)	754	(255)	246	(826)
Provision for (benefit from) income taxes	(771)	288	5	—	(478)

Net income (loss)	$(800)	$466	$(260)	$246	$(348)

Less: Net loss attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to USBI	$(800)	$466	$(260)	$246	$(348)

Other significant items:
Total assets	$666,472	$92,887	$98,196	$(183,907)	$673,648
Total investment securities	163,301	—	259	—	163,560
Total loans, net	404,800	82,034	—	(85,147)	401,687
Goodwill	3,111	—	987	—	4,098
Investment in subsidiaries	14,604	63	84,070	(98,661)	76
Fixed asset addition	36	—	—	—	36
Depreciation and amortization expense	153	39	—	—	192
Total interest income from external customers	6,659	4,524	2	—	11,185
Total interest income from affiliates	1,394	—	15	(1,409)	—
For the six months ended June 30, 2010:
Net interest income	$10,893	$6,063	$29	$—	$16,985
Provision for loan losses	4,462	963	—	—	5,425
Total non-interest income	2,786	4,233	3,514	(3,494)	7,039
Total non-interest expense	9,629	4,555	603	(321)	14,466

Income (loss) before income taxes	(412)	4,778	2,940	(3,173)	4,133
Provision for (benefit from) income taxes	(517)	1,830	8	—	1,321

Net income	105	2,948	2,932	(3,173)	2,812

Less: Net loss attributable to noncontrolling interest	—	—	(125)	—	(125)

Net income attributable to USBI	$105	$2,948	$3,057	$(3,173)	$2,937

Other significant items:
Fixed asset addition	$59	$1	$—	$—	$60
Depreciation and amortization expense	306	77	—	—	383
Total interest income from external customers	13,496	8,939	4	—	22,439
Total interest income from affiliates	2,876	—	24	(2,900)	—

13.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing and trading activities. These financial instruments include commitments to extend credit and standby letters of credit.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ended June 30, 2011, there were no credit losses associated with derivative contracts.

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

	June 30, 2011	December 31, 2010
	(Dollars in Thousands)
Standby Letters of Credit	$1,328	$1,127
Commitments to Extend Credit	$32,128	$36,560

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at June 30, 2011 was $1.3 million, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At June 30, 2011, there were no outstanding commitments to purchase and sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC (“Graves Automotive”), Malcomb Graves and Tina Graves filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, the Bank’s subsidiary, Acceptance Loan Company (“ALC”), and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, was named as a co-defendant, and ALC and the Bank filed a crossclaim against him seeking, among other relief, defense and indemnification for any damages suffered in the underlying lawsuit. The underlying complaint alleged that the defendants committed fraud in misrepresenting to Graves Automotive the amounts that Graves Automotive owed on certain loans and failing to credit Graves Automotive properly for certain loans. The defendants moved to compel arbitration, and the trial court denied the defendants’ motion. The defendants appealed this decision, and, on September 29, 2010, the Alabama Supreme Court affirmed the trial court’s denial of defendants’ motion. Following the return of the case to the active docket, on November 30, 2010, ALC and the Bank moved to dismiss the lawsuit. In response to this motion to dismiss, on June 15, 2011, the Circuit Court dismissed all claims against the Company, the Bank and their respective directors and officers and all claims that were brought by Malcomb Graves and Tina Graves in their individual capacities. The Circuit Court also dismissed Graves Automotive’s claims for conversion and negligent supervision against ALC and ordered Graves Automotive to re-plead its fraud allegations against ALC with more particularity. As a result, the only counts that remain pending are Graves Automotive’s claims against ALC for breach of contract and unjust enrichment and potentially Graves Automotive’s fraud claim against ALC, once re-pled. ALC continues to deny the allegations against it in the underlying lawsuit and intends to vigorously defend itself in this matter. Given the requirement that Graves Automotive re-plead its fraud claims and the lack of discovery conducted, it is too early to assess the likelihood of a resolution of the remaining claims in this matter or the possibility of an unfavorable outcome.

On February 17, 2011, Wayne Allen Russell, Jr. (“Russell”) filed a lawsuit in the Circuit Court of Tuscaloosa County, Alabama against the Bank and Bill Morgan, who currently serves as the Bank’s Business Development Officer. The allegations in the lawsuit relate to a mortgage on a parcel of real estate, executed by Russell in favor of the Bank as security for a loan, and certain related transactions, including foreclosure proceedings executed by the Bank. Additionally, on June 17, 2011, Mr. Russell’s wife, Rebecca Russell, in response to a lawsuit filed against Ms. Russell by the Bank, filed a counterclaim against the Bank seeking compensatory and punitive damages, asserting that she was induced to mortgage a rental dwelling owned by her, the proceeds of which were paid upon certain obligations owed to the Bank by her husband, and that the Bank had orally agreed to refinance her loan as a part of an alleged refinancing promise by the Bank with respect to the obligations of Mr. Russell. The Court granted the motion to strike the jury demand in both cases and has consolidated the matters for a non-jury trial. Once the consolidation order is entered, the Bank intends to seek the dismissal of Mr. Russell’s complaint and Ms. Russell’s counterclaim. Although the defendants intend to vigorously defend themselves in these matters, it is too early to assess the likelihood of a resolution of these matters or the possibility of an unfavorable outcome.

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

Between the end of the quarter ended March 31, 2011 and the filing of the first quarter 2011 Form 10-Q, as reported by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2011, subsequent to the March 14, 2011 filing of the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Initial Form 10-K”), management of the Company was made aware of certain material adjustments to the current appraised values of several properties securing impaired loans held by the Bank. The adjustments were not factored into the Company’s provision for loan losses in the previously issued consolidated financial statements and accompanying footnotes as of and for the year ended December 31, 2010 (the “2010 Financials”). As a result, management and the Audit Committee of the Company’s Board of Directors determined that the Initial Form 10-K and accompanying 2010 Financials should be amended and restated. Therefore, on May 20, 2010, the Company’s management filed Amendment No. 1 to the Initial Form 10-K to reflect the amendment and restatement of the 2010 Financials.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and consolidated financial information are presented to aid in an understanding of the current consolidated financial position, changes in financial position, results of operations and cash flows of United Security Bancshares, Inc. (the “Company” or “USBI”). The Company is the parent holding company of First United Security Bank (the “Bank” or “FUSB”). The Bank operates a finance company, Acceptance Loan Company, Inc. (“ALC”). The Company has no operations of any consequence other than the ownership of its subsidiaries.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2011 to year-end 2010, while comparing income and expense for the three- and six-month periods ended June 30, 2011 and 2010.

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

COMPARING THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 TO THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010

Net income attributable to USBI for the second quarter of 2011 was $904,000, compared to net loss attributable to USBI of $348,000 for the same period in 2010, resulting in an increase of basic net income per share from $(0.06) to $0.15. Net income decreased from $2.9 million for the six months ended June 30, 2010 to $1.7 million for the six months ended June 30, 2011, resulting in a decrease in basic net income per share to $0.29 from $0.49. Annualized return on assets was 0.56% for the first six months of 2011, compared to 0.87% for the same period in 2010. Average return on shareholders’ equity decreased to 4.54% for the first six months of 2011 from 7.13% for the first six months of 2010.

For the three-month period ended June 30, 2011, the Bank had net income of $704,000, compared to a net loss of $800,000 for the same quarter in 2010. For the six-month period ended June 30, 2011, the Bank had net income of $1.3 million, compared to net income of $105,000 for the same period in 2010. Increases in net income for the Bank primarily resulted from a lower level of charge-offs and provision for loan losses in both periods.

For the three-month period ending June 30, 2011, ALC had net income of $332,000, compared to $466,000 for the same three-month period in 2010. For the six months ended June 30, 2011, ALC had net income of $638,000, compared to $2.9 million in 2010. In the second quarter of 2010, net income at ALC benefited from the net proceeds in the amount of $3.8 million from a settlement in connection with a fidelity insurance policy and bond issued by The Cincinnati Insurance Company.

Interest income for the 2011 second quarter decreased $578,000, or 5.2%, compared to the second quarter of 2010. The decrease in interest income was primarily due to a decrease in interest earned on loans and investment securities resulting from an overall decrease in the average yield on loans and investment securities. For the six months ended June 30, 2011, interest income decreased $1.4 million, or 6.2%, compared with the same period last year. This decrease in interest income was primarily due to a decrease in interest earned on loans resulting from an overall decrease in the average yield on loans and a decrease in the average yield and volume of investment securities. Interest income at the Bank for the 2011 second quarter decreased $584,000 compared to the second quarter of 2010. For the six months ended June 30, 2011, interest income decreased $1.5 million. These decreases were due to an overall decrease in the average yield and average volume of loans and investment securities. Loan demand continues to be weak due to continuing difficult economic conditions. Cash flows from loans and investment securities were reinvested at lower rates, resulting in lower interest income. Interest income at ALC increased $8,000 for the second quarter of 2011 compared to the same quarter in 2010. Interest income increased $85,000 for the six-month period ended June 30, 2011 compared to the same period in 2010.

Interest expense for the 2011 second quarter decreased $752,000, or 29.7%, compared to the second quarter of 2010. Interest expense decreased $1.8 million, or 33.1%, to $3.6 million for the first six months of 2011, compared to $5.5 million for the first six months of 2010. These decreases were the result of lower interest rates paid on certificates of deposit and borrowed funds for these periods in 2011. As longer term certificates of deposit mature, they reprice at lower rates, as rates remain at record lows.

Net interest income increased $174,000, or 2.0%, for the second quarter of 2011 and increased $420,000, or 2.5%, for the first six months of 2011 compared to the same periods in 2010, respectively. The net interest margin improved from 5.61% for the six months ended June 30, 2010 to 6.18% for the six months ended June 30, 2011 and from 5.73% for the second quarter of 2010 to 6.17% for the second quarter of 2011. Loan and investment yields declined for the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010. The cost of funds declined due to a decline in interest rates paid on interest bearing deposits and borrowed funds. Asset yields and funds costs have stabilized, and the net interest margin is expected to remain near current levels until the Federal Reserve adjusts rates.

The provision for loan losses was $1.6 million, or 1.6% annualized of average loans, in the second quarter of 2011, compared to $3.7 million, or 3.5% annualized of average loans, in the second quarter of 2010. The provision for loan losses decreased to $2.9 million for the six months ended June 30, 2011, compared to $5.4 million for the same period in 2010. The annualized provision as a percent of average loans was 1.4% and 2.6% for each of the first six months of 2011 and 2010, respectively. Charge-offs exceeded recoveries by $4.8 million for the six months ended June 30, 2011, a decrease of approximately $1.0 million over the same period in the prior year. See “CREDIT QUALITY.” The provision for loan losses at the Bank decreased to $1.7 million for the six months ended June 30, 2011, compared to $4.5 million for the same period in 2010. Despite continued weakness in residential and commercial real estate and high unemployment levels in our market areas, the year-to-date net charge-offs and the provisions for loan losses have declined when compared to the first six months of 2010. The provision for loan losses at ALC increased to $1.2 million for the six months ended June 30, 2011, compared to $1.0 million for the same period in 2010. For the quarter ended June 30, 2011, the provision for loan losses was $724,000, compared to $227,000 for the same quarter of 2010. Net charge-offs for the second quarter of 2011 were $749,000 compared to $411,000 for the same quarter of 2010.

Total non-interest income increased $753,000, or 52.2%, for the second quarter of 2011 and decreased $3.7 million, or 51.9%, for the first six months of 2011. Service charges on deposit accounts and credit life insurance income showed very little change for the three and six months ended June 30, 2011 compared to the same periods in 2010. All other fees increased $820,000 for the 2011 second quarter due primarily to the reimbursement of attorney fees by the fidelity bond carrier paid in previous years in the amount of $258,000 and the net gain on the sale of investment securities in the amount of $401,000. All other income decreased $3.6 million for the six months ended June 30, 2011 compared to the same period of 2010 as a result of the settlement with The Cincinnati Insurance Company of $4.2 million in the first quarter of 2010.

Total non-interest expense increased $910,000, or 12.6%, for the 2011 second quarter and increased $1.1 million, or 7.7%, for the six months ended June 30, 2011, compared to the same periods in 2010. Salary and employee benefits increased $226,000, when comparing second quarter 2011 to the same period in 2010, and increased $335,000 for the six months ended June 30, 2011 compared to the same period in 2010. For the 2011 second quarter, impairment on other real estate increased $165,000, and realized loss on the sale of other real estate owned decreased $121,000. For the six months ended June 30, 2011, impairment on other real estate owned increased $486,000, and realized loss on the sale of other real estate decreased $4,000. Legal and professional fees declined $31,000 for the 2011 second quarter and declined $407,000 from the six months ended June 30, 2011, when compared to the same periods in 2010. All other expense increased $661,000 for the 2011 second quarter and $294,000 for the six month period ending June 30, 2011 when compared to the same periods in 2010.

Income tax expense for the second quarter of 2011 was $361,000, compared to income tax benefit of $478,000 in 2010. Income tax expense for the first six months of 2011 decreased $753,000 over the first six months of 2010. The increase during the first three months of 2011 compared to 2010 resulted from higher levels of taxable income. Management estimates the effective tax rate for the Company to be approximately 30.0% of pre-tax income for the period ending December 31, 2011.

COMPARING THE JUNE 30, 2011 STATEMENTS OF FINANCIAL CONDITION TO DECEMBER 31, 2010

In comparing consolidated financial condition at June 30, 2011 to December 31, 2010, total assets increased $10.9 million to $632.7 million, while liabilities increased $7.6 million to $554.8 million. Shareholders’ equity increased $3.4 million as a result of an increase in other comprehensive income of $514,000, earnings in excess of dividends of $1.5 million and a $1.4 million increase related to the deconsolidation of a variable interest entity (see Note 7 to the Condensed Consolidated Financial Statements).

Investment securities increased $309,000, or 0.2%, during the first six months of 2011. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, increased $1.3 million, from $408.4 million at December 31, 2010 to $409.7 million at June 30, 2011. Loan growth at the Bank has been flat due to the slowdown in construction and real estate development in the trade areas served by the Company and the Bank. Deposits increased $21.2 million, or 4.2%, during the first six months of 2011. Loans, net of unearned income at ALC, decreased $3.2 million, from $84.6 million at December 31, 2010 to $81.4 million at June 30, 2011. Loans at the Bank, after consolidation eliminations, increased $4.5 million from $323.8 million at December 31, 2010 to $328.3 million at June 30, 2011.

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

At June 30, 2011, the allowance for loan losses was $19.0 million, or 4.6% of loans net of unearned income, compared to $9.7 million, or 2.4% of loans net of unearned income, at June 30, 2010, and $20.9 million, or 5.1% of loans net of unearned income, at December 31, 2010. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 33.0% at June 30, 2011, compared to 47.1% at December 31, 2010. At June 30, 2011, loans on non-accrual increased $15.4 million, accruing loans past due 90 days or more decreased $1.8 million and real estate acquired in settlement of loans decreased $363,000, each as compared to December 31, 2010.

Net charge-offs as of the quarter ended June 30, 2011 were $4.8 million, or 2.4% of average loans on an annualized basis, a decrease of 0.4%, or $1.0 million, from the charge-offs of $5.8 million, or 2.8% of average loans on an annualized basis, reported a year earlier. The provision for loan losses for the first six months of 2011 was $2.9 million, compared to $5.4 million in the first six months of 2010.

Non-performing assets were as follows (dollars in thousands):

	Consolidated
	June 30, 2011	December 31, 2010	June 30, 2010
Loans Accounted for on a Non-Accrual Basis	$28,934	$13,572	$10,634
Accruing Loans Past Due 90 Days or More	3,402	5,237	5,174
Real Estate Acquired in Settlement of Loans	25,270	25,632	27,056

Total	$57,606	$44,441	$42,864
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	13.24%	10.24%	9.78%

	FUSB
	June 30, 2011	December 31, 2010	June 30, 2010
Loans Accounted for on a Non-Accrual Basis	$27,479	$12,276	$7,521
Accruing Loans Past Due 90 Days or More	1,168	2,612	1,918
Real Estate Acquired in Settlement of Loans	19,141	19,002	20,195

Total	$47,788	$33,890	$29,634
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	13.76%	9.89%	6.88%

	ALC
	June 30, 2011	December 31, 2010	June 30, 2010
Loans Accounted for on a Non-Accrual Basis	$1,455	$1,296	$3,113
Accruing Loans Past Due 90 Days or More	2,234	2,625	3,256
Real Estate Acquired in Settlement of Loans	6,129	6,630	6,861

Total	$9,818	$10,551	$13,230
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	11.22%	11.56%	14.22%

Non-performing assets as a percentage of net loans and other real estate was 13.2% at June 30, 2011 and 10.2% at December 31, 2010. Loans on non-accrual status increased $15.4 million, accruing loans past due 90 days or more decreased $1.8 million and real estate acquired in settlement of loans decreased $363,000 from December 31, 2010. The substantial increase in non-accrual loans resulted from placing twelve commercial real estate loans totaling $19.7 million on non-accrual status in the first six months of 2011. The Company forecasts that adverse economic conditions and the severely depressed real estate market will continue to put downward pressure on real estate collateral values and will impact our ability to reduce non-performing assets. Other real estate acquired as of June 30, 2011 consisted of seven residential properties totaling $194,413 and fifty-three commercial properties totaling $18.9 million at the Bank and one hundred forty-five residential properties totaling $5.6 million and fifteen commercial properties totaling $486,938 at ALC. Every effort is made to dispose of these properties in a timely manner, but these efforts continue to be hampered by poor economic conditions. Real estate values continue to decline, and the real estate market remains severely depressed in all of our market areas. Management reviews these non-performing assets and reports to the Board of Directors of the Bank monthly. Loans past due 90 days or more and still accruing are reviewed by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual status and their asset values downgraded.

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

The Bank currently has up to $169.5 million in borrowing capacity from the FHLB and $7.8 million in established federal funds lines.

The Bank is required to maintain certain levels of regulatory capital. At June 30, 2011 and December 31, 2010, the Company and the Bank were in compliance with all regulatory capital requirements.

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments and maturities of loans and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $195.0 million at December 31, 2010 and $149.0 million at June 30, 2011.

Investment securities forecasted to mature or reprice over the next twelve months ending June 30, 2012 are estimated to be $8.6 million, or about 6.3%, of the investment portfolio as of June 30, 2011. For comparison, principal payments on investment securities totaled $23.3 million, or 16.9%, of the investment portfolio at June 30, 2011.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of June 30, 2011, the bond portfolio had an expected average maturity of 4.5 years, and approximately 66.8% of the $137.4 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Bank, at June 30, 2011, had long-term debt and short-term borrowings that, on average, represented 4.4% of total liabilities and equity, compared to 8.3% at year-end 2010.

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

The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its reports filed with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms. Disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer (or those individuals performing the functions of such officer positions), as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

The management of the Company carried out an evaluation, under the supervision and with the participation of the members of the Company’s Executive Management Committee* and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2011, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management concluded, as of June 30, 2011, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

*	In accordance with the Management Succession Policy of the Company and the Bank, an Executive Management Committee, under the leadership of a Chairman, is currently managing the Company and the Bank until the Board of Directors identifies and engages a permanent successor to R. Terry Phillips, who resigned as President and Chief Executive Officer of the Company and the Bank as of June 30, 2011. The functions of the Company’s Principal Executive Officer are, therefore, currently being performed by the Executive Management Committee and its members, including Julius Daniel Matheson, III, the Bank’s Chief Investment Officer, who serves as the Chairman of the Executive Management Committee; the Bank’s Chief Financial Officer, Robert Donald Steen; the Bank’s Chief Credit Officer, Craig Bradley Nelson; the Bank’s Senior Loan Officer, Donald Phillip Maughan, II; the Bank’s Executive Vice President, Branch Administration, and Senior Loan Officer, Eric Hudson Mabowitz; and ALC’s Chief Executive Officer and President, William Christopher Mitchell.

Changes in Internal Control Over Financial Reporting.

The management of the Company previously concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were not effective due to the material weakness that existed in the Company’s internal control over financial reporting relating to the system of monitoring the real estate collateral values of certain impaired loans at the Bank. In certain instances, reductions in collateral values on impaired loans based on recent appraisals had not been communicated to management responsible for financial reporting on a timely basis. In May 2011, after management discovered the material weakness in its internal control over financial reporting described above, management implemented the following internal control procedures to ensure timely reporting of changes in collateral values on impaired loans to management responsible for financial reporting of the Company:

1.	The Chief Credit Officer (“CCO”) of the Bank has been assigned the additional responsibility for monitoring all assets classified as impaired. The CCO will also be responsible for determining when appraisals or evaluations will be needed on impaired loans, and for reporting any reductions in collateral values to the Chief Financial Officer on a quarterly basis prior to the filing of the quarterly and annual reports with the SEC.

2.	A third party appraisal firm has been engaged to provide appraisals on real estate securing all loans over $500,000, and those of lesser amounts which require more than an evaluation.

3.	Each appraisal will be accompanied by an independent appraisal review, also performed by an independent third party.

4.	When appraisals are received from the third party appraisal firm, a copy of the appraisal will promptly be provided to the Loan Officer and the Loan Operations Manager, each of whom will be responsible to promptly place the appraisal in the customer file and forward a copy to both the Senior Loan Officer and the CCO.

5.	The Asset Quality Committee comprised of the Company’s Chief Executive Officer (or the individual(s) performing the functions of such position), Chief Financial Officer, CCO, North and South Senior Regional Lenders, Corporate Secretary, Manager of Loan Operations, Credit Administration Analyst and Special Assets Manager has been formed. The Asset Quality Committee will meet at least quarterly to discuss loan portfolio and problem asset quality, and review and discuss all impaired assets greater than $500,000 in order to assist the CCO in determining appropriate impairment valuation and related recommendation of any additional impairment charge.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

The following update to our risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended:

We are dependent on our management and other key personnel, and the failure to attract and retain such individuals could adversely affect our business, financial condition and results of operations.

Our future success depends to a significant degree on the skills, experience and continued service of our executives and other and key personnel and the identification of suitable successors for them. Changes in key leadership positions within the Company and the Bank can be disruptive, and, if we lose the services of our executives or other key personnel, or if we are unable to identify suitable successors for them, our business, financial condition and results of operations could be materially adversely affected, and we could have difficulty in implementing our business strategy.

We are currently experiencing significant changes in our executive leadership. On June 30, 2011, R. Terry Phillips resigned as President and Chief Executive Officer of the Company and the Bank. Pursuant to the Management Succession Policy of the Company and the Bank, an Executive Management Committee, under the leadership of a Chairman, will manage the Company and the Bank until the Board of Directors identifies and engages a permanent successor. While we hope to recruit a new President and Chief Executive Officer as soon as possible, we do not know how long the process will take or when it will be concluded. There can be no assurance that the Executive Management Committee will function successfully to implement our business strategy in the interim. If the committee is unable to do so, or if we are unable to find a suitable permanent successor in a timely manner, our business, consolidated financial condition and results of operations could be materially adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
April 1 – April 30	11,617	(2)	$8.17	—	242,303
May 1 – May 31	3,400	(3)	$6.91	—	242,303
June 1 – June 30	3,200	(4)	$7.00	—	242,303

Total	18,217		$7.73	—	242,303

(1)	On December 17, 2010, the Board of Directors of the Company extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2011, the expiration date of the extended repurchase program.
(2)	11,517 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions), and 100 shares were purchased by a trust, which is part of the Company’s general assets, subject to the claims of its creditors, established in connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.
(3)	3,400 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).
(4)	3,200 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: August 12, 2011

BY:	/s/ ROBERT STEEN
Robert Steen
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

10.1	Second Amendment to the First United Security Bank Salary Continuation Agreement for R. Terry Phillips dated June 30, 2011.

31.1	Certification of Julius Daniel Matheson, III pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Robert Donald Steen pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Craig Bradley Nelson pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4	Certification of Donald Phillip Maughan, II pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.5	Certification of Eric Hudson Mabowitz pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.6	Certification of William Christopher Mitchell pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File