Form 10-Q
period 2011-09-30
UNITED SECURITY BANCSHARES INC
filed 2011-11-14
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2011
Common Stock, $0.01 par value	6,015,737 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Per Share Data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and Due from Banks	$10,884	$10,330
Interest-Bearing Deposits in Banks	34,668	3,201

Total Cash and Cash Equivalents	45,552	13,531
Investment Securities Available-for-Sale, at fair market value	140,165	135,877
Investment Securities Held-to-Maturity, at cost	1,170	1,210
Federal Home Loan Bank Stock, at cost	3,471	5,093
Loans, net of allowance for loan losses of $15,261 and $20,936, respectively	382,387	387,478
Premises and Equipment, net	9,142	16,609
Cash Surrender Value of Bank-Owned Life Insurance	12,817	12,499
Accrued Interest Receivable	3,941	5,110
Goodwill	4,098	4,098
Investment in Limited Partnerships	1,476	1,766
Other Real Estate Owned	22,993	25,632
Other Assets	11,580	12,836

Total Assets	$638,792	$621,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$531,312	$503,530
Accrued Interest Expense	859	2,235
Short-Term Borrowings	1,307	970
Long-Term Debt	20,000	30,000
Other Liabilities	7,852	10,481

Total Liabilities	561,330	547,216

Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,317,560 shares issued; 6,010,737 and 6,011,012 shares outstanding, respectively	73	73
Surplus	9,233	9,233
Accumulated Other Comprehensive Income, net of tax	4,796	3,412
Retained Earnings	84,580	84,408
Less Treasury Stock: 1,306,823 and 1,306,548 shares at cost, respectively	(21,208)	(21,205)
Noncontrolling Interest	(12)	(1,398)

Total Shareholders’ Equity	77,462	74,523

Total Liabilities and Shareholders’ Equity	$638,792	$621,739

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$9,342	$9,754	$27,699	$28,600
Interest on Investment Securities	1,357	1,663	4,051	5,256

Total Interest Income	10,699	11,417	31,750	33,856

INTEREST EXPENSE:
Interest on Deposits	1,566	1,913	4,742	5,871
Interest on Borrowings	161	539	631	2,035

Total Interest Expense	1,727	2,452	5,373	7,906

NET INTEREST INCOME	8,972	8,965	26,377	25,950

PROVISION FOR LOAN LOSSES	2,262	1,386	5,176	6,811

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,710	7,579	21,201	19,139

NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	731	814	2,169	2,263
Credit Life Insurance Income	236	250	576	592
Other Income	628	494	2,235	5,838

Total Non-Interest Income	1,595	1,558	4,980	8,693

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,817	3,476	11,238	10,562
Occupancy Expense	519	493	1,462	1,421
Furniture and Equipment Expense	332	311	952	937
Impairment on Other Real Estate	2,956	2,031	3,842	2,431
Loss on Sale of Other Real Estate	328	129	836	641
Other Expense	2,641	2,446	7,849	7,456

Total Non-Interest Expense	10,593	8,886	26,179	23,448

INCOME (LOSS) BEFORE INCOME TAXES	(2,288)	251	2	4,384

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(979)	(100)	(411)	1,221

NET INCOME (LOSS)	$(1,309)	$351	$413	$3,163

Less: Net Loss Attributable to Noncontrolling Interest	—	—	(1)	(125)

NET INCOME (LOSS) ATTRIBUTABLE TO USBI	$(1,309)	$351	$414	$3,288

BASIC AND DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO USBI PER SHARE	$(0.22)	$0.06	$0.07	$0.55

DIVIDENDS PER SHARE	$0.00	$0.11	$0.04	$0.33

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net income (loss) attributable to USBI	$(1,309)	$351	$414	$3,288

Other comprehensive income:
Change in unrealized holding gains on available-for-sale securities arising during period, net of tax of $522, $86, $981 and $375, respectively	870	144	1,635	627
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income (loss), net of tax of $0, $0, $150 and $95, respectively	—	—	(250)	(158)

Other comprehensive income	870	144	1,385	469

Comprehensive income (loss) attributable to USBI	$(439)	$495	$1,799	$3,757

Net loss attributable to noncontrolling interest	—	—	(1)	(125)

Total comprehensive income (loss)	$(439)	$495	$1,798	$3,632

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$413	$3,163
Less net loss attributable to noncontrolling interest	(1)	(125)

Net income attributable to USBI	$414	$3,288
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	524	569
Amortization of premiums and discounts, net	433	579
Provision for loan losses	5,176	6,811
Gain on sale of securities, net	(400)	(253)
Impairment of other real estate owned	3,842	2,431
Loss on sale of other real estate owned	836	641
Loss on sale of fixed assets, net	—	124
Net other operating activities	1,326	972

Total adjustments	11,737	11,874

Net cash provided by operating activities	12,151	15,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities	34,125	49,561
Proceeds from sales of investment securities	6,178	12,683
Proceeds from redemption of Federal Home Loan Bank stock	1,622	408
Proceeds from the sale of other real estate	3,616	3,439
Purchase of premises and equipment, net	(450)	(194)
Purchase of investment securities available-for-sale	(42,367)	(20,284)
Net decrease in federal funds sold	—	4,545
Net change in loan portfolio	(5,739)	(12,883)
Net effect of deconsolidating of variable interest entity	5,010	—

Net cash provided by investing activities	1,995	37,275

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	27,782	572
Dividends paid	(241)	(1,990)
Decrease in borrowings	(9,663)	(41,803)
Purchase of treasury stock	(3)	(75)

Net cash provided by (used in) financing activities	17,875	(43,296)

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,021	9,141

CASH AND CASH EQUIVALENTS, beginning of period	13,531	12,449

CASH AND CASH EQUIVALENTS, end of period	$45,552	$21,590

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$6,992	$7,999
Income Taxes	510	660
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$5,655	$11,838

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2011. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended. The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended. In preparing the unaudited interim condensed consolidated financial statements, management evaluated subsequent events through the date on which the unaudited interim condensed consolidated financial statements were issued.

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

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset, which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under this ASU, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 Loans that are part of a pool, even if the modification of those loans would otherwise be considered a TDR. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 Loans that are accounted for individually would continue to be subject to TDR accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, was provided upon adoption of the ASU. This ASU became effective for the Company for interim and annual reporting periods beginning September 30, 2010 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, financial impact and segment information of TDR will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU became effective for the Company for interim and annual reporting periods beginning after December 15, 2010 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist, such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU No. 2011-02, Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies which loan modifications constitute TDRs and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Company on July 1, 2011 and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ending March 31, 2012. The guidance will be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. The Company is evaluating the impact that adoption will have on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The standards set forth in ASU 2011-04 supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC and previously known as Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company is evaluating the impact that adoption will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends existing standards to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income; each component of other comprehensive income along with a total for other comprehensive income; and a total amount for comprehensive income. Any changes pursuant to the options allowed in the amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is evaluating its timing of adoption but will adopt it retrospectively by the effective date. The Company is evaluating the impact that adoption will have on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-8, Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment. ASU 2011-8 clarifies the guidance for goodwill impairment testing by allowing companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company would not be required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-8 includes a number of events and circumstances for companies to consider in conducting the qualitative assessment. ASU 2011-8 is effective for interim and annual reporting periods ending on or after December 15, 2011. The Company is evaluating the impact that adoption will have on its consolidated financial statements.

3. NET INCOME (LOSS) ATTRIBUTABLE TO USBI PER SHARE

Basic net income (loss) attributable to USBI per share is computed by dividing net income (loss) attributable to USBI by the weighted average shares during the three- and nine-month periods ended September 30, 2011 and 2010. Diluted net income (loss) attributable to USBI per share for each of the three- and nine-month periods ended September 30, 2011 and 2010 is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. There were no outstanding potentially dilutive instruments during the periods ended September 30, 2011 or 2010, and, therefore, basic and diluted weighted average shares outstanding were the same.

The following table represents the basic and diluted net income (loss) attributable to USBI per share calculations for the three- and nine-month periods ended September 30, 2011 and 2010 (dollars in thousands, except per share data):

	Net Income (Loss) Attributable to USBI	Weighted Average Shares Outstanding	Basic and Diluted Net Income (Loss) Attributable to USBI Per Share
For the Three Months Ended:
September 30, 2011	$(1,309)	6,010,737	$(0.22)
September 30, 2010	$351	6,011,354	$0.06
For the Nine Months Ended:
September 30, 2011	$414	6,010,781	$0.07
September 30, 2010	$3,288	6,014,914	$0.55

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) attributable to USBI and the change in the unrealized gains or losses on the Company’s available-for-sale securities portfolio arising during the period. In the calculation of comprehensive income (loss), certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income (loss) for a period that also had been displayed as part of other comprehensive income (loss) in that period or earlier periods.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of September 30, 2011 and December 31, 2010.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

Financial assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 are summarized below.

	Fair Value Measurements at September 30, 2011 Using
	Totals at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$109,180	$—	$109,180	$—
Obligations of states, counties and political subdivisions	24,223	—	24,223	—
U.S. agencies	6,489	—	6,489	—
Equity securities	197	197	—	—
U.S. treasury securities	76	—	76	—

	Fair Value Measurements at December 31, 2010 Using
	Totals At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Mortgage-backed securities	$113,398	$—	$113,398	$—
Obligations of states, counties and political subdivisions	22,186	—	22,186	—
Equity securities	213	213	—	—
U.S. treasury securities	80	—	80	—

Assets Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange-traded equities. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for equity securities that are considered to be Level 1 securities, which approximated $197,000 and $213,000 as of September 30, 2011 and December 31, 2010, respectively.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis, including impaired loans. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $15,018,378 and $19,900,745 as of September 30, 2011 and December 31, 2010, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

During 2011, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $4,525,734 and $7,084,265 (utilizing Level 3 valuation inputs) during 2011 and 2010, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company has recognized charge-offs of the allowance for possible loan losses totaling approximately $2,174,378 and $4,268,544 during 2011 and 2010, respectively. Foreclosed assets totaling $6,414,940 were remeasured at fair value in 2011, resulting in impairment loss of $2,290,107.

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$45,552	$45,552	$13,531	$13,531
Investment securities available-for-sale	140,165	140,165	135,877	135,877
Investment securities held-to-maturity	1,170	1,170	1,210	1,197
Federal Home Loan Bank stock	3,471	3,471	5,093	5,093
Accrued interest receivable	3,941	3,941	5,110	5,110
Loans, net of unearned	382,387	383,627	387,478	387,594
Liabilities:
Deposits	531,312	532,640	503,530	505,521
Short-term borrowings	1,307	1,307	970	970
Long-term debt	20,000	20,496	30,000	31,362
Accrued interest payable	859	859	2,235	2,235

6. INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at September 30, 2011 and December 31, 2010 are as follows:

	$000,000	$000,000	$000,000	$000,000
	Available-for-Sale
	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$103,422	$6,019	$(261)	$109,180
Obligations of states, counties and political subdivisions	22,373	1,850	—	24,223
U.S. agencies	6,488	18	(17)	6,489
Equity securities	132	105	(40)	197
U.S. treasury securities	76	—	—	76

Total	$132,491	$7,992	$(318)	$140,165

	$000,000	$000,000	$000,000	$000,000
	Held-to-Maturity
	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,170	$—	$—	$1,170

	$000,000	$000,000	$000,000	$000,000
	Available-for-Sale
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$108,410	$5,140	$(152)	$113,398
Obligations of states, counties and political subdivisions	21,797	527	(138)	22,186
Equity securities	132	116	(35)	213
U.S. treasury securities	80	—	—	80

Total	$130,419	$5,783	$(325)	$135,877

	Held-to-Maturity
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,210	$—	$(13)	$1,197

The scheduled maturities of investment securities available-for-sale and held-to-maturity at September 30, 2011 are presented in the following table:

	Available-for Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$830	$841	$45	$45
Maturing after one to five years	6,271	6,620	190	190
Maturing after five to fifteen years	84,033	89,679	665	665
Maturing after fifteen years	41,225	42,828	270	270
Equity securities and Preferred Stock	132	197	—	—

Total	$132,491	$140,165	$1,170	$1,170

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At September 30, 2011, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

	Available-for-Sale
	September 30, 2011
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities	$10,939	$(220)	$870	$(41)
Obligations of states, counties and political subdivisions	3,477	(17)	—	—
Equity securities	—	—	45	(40)

Total	$14,416	$(237)	$915	$(81)

	Available-for-Sale
	December 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities	$6,463	$(137)	$637	$(15)
Obligations of states, counties and political subdivisions	5,288	(138)	—	—
Equity securities	—	—	40	(35)

Total	$11,751	$(275)	$677	$(50)

	Held-to-Maturity
	December 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$812	$(13)	$—	$—

Investment securities available-for-sale with a carrying amount of $76.3 million and $74.1 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes.

The following chart represents the gross gains and losses realized on securities (dollars in thousands):

	Gross Gains	Gross Losses	Net Gains (Losses)
	(Dollars in Thousands)
Nine Months Ended:
September 30, 2011	$400	$—	$400
September 30, 2010	$253	$—	$253

7. INVESTMENTS IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures meet the definition of a variable interest entity (“VIE”) under ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company consolidates one of the funds in which it is the sole limited partner. The resulting financial impact to the Company of the consolidation was a net increase to total assets of approximately $150,000 as of September 30, 2011. Unconsolidated investments in these partnerships are accounted for under the cost method as allowed under ASC Topic 325 Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $1.5 million recorded investment.

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

The Bank had no remaining cash commitments to these partnerships at September 30, 2011.

Prior to June 30, 2011 the Company consolidated La Vista Foundation I, LP, which is one of the affordable housing projects in which Guilford Corporate Tax Credit Fund XVII, LTD, a consolidated VIE, owns a 9.9% limited partnership interest. The Company was deemed to be the primary beneficiary of the VIE because of a $5.0 million mortgage loan from La Vista Foundation I, LP payable to the Bank. During the second quarter of 2011, the mortgage loan was refinanced with another financial institution. The Company reassessed whether it is the primary beneficiary of the VIE and determined that, as of June 30, 2011, it is not. Thus the June 30, 2011 financials reflect the deconsolidation of La Vista Foundation I, LP. This deconsolidation resulted in a change in noncontrolling interest of $1.4 million, which resulted in an increase in shareholders’ equity of $1.4 million. The balance sheet impact was a decrease to total assets of $2.4 million. This included a $7.4 million decrease in premises and equipment and an increase in loans of $5.0 million. There was no gain or loss and thus no income statement impact. The only indirect retained investment is the 9.9% limited partnership interest held by Guilford Corporate Tax Credit Fund XVII, LTD. The deconsolidation did not involve a related party.

8. LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2011 and December 31, 2010, the composition of the loan portfolio by reporting segment and portfolio segment was as follows (dollars in thousands):

	September 30, 2011
	FUSB	ALC	Total
Real estate loans:
Construction, land development and other land loans	$28,168	$—	$28,168
Secured by 1-4 family residential properties	41,971	42,084	84,055
Secured by multi-family residential properties	26,899	—	26,899
Secured by nonfarm, nonresidential properties	153,641	—	153,641
Other	830	—	830

Commercial and industrial loans	43,584	—	43,584
Consumer loans	19,836	44,697	64,533
Other loans	610	—	610

Total loans	$315,539	$86,781	$402,320
Less: Unearned Interest	236	4,436	4,672
Allowance for loan losses	11,461	3,800	15,261

Net loans	$303,842	$78,545	$382,387

	December 31, 2010
	FUSB	ALC	Total
Real estate loans:
Construction, land development and other land loans	$43,839	$—	$43,839
Secured by 1-4 family residential properties	39,330	47,059	86,389
Secured by multi-family residential properties	27,237	—	27,237
Secured by nonfarm, nonresidential properties	146,074	—	146,074
Other	179	—	179

Commercial and industrial loans	44,393	—	44,393
Consumer loans	21,192	41,832	63,024
Other loans	1,888	—	1,888

Total loans	$324,132	$88,891	$413,023
Less: Unearned Interest	351	4,258	4,609
Allowance for loan losses	17,027	3,909	20,936

Net loans	$306,754	$80,724	$387,478

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 73.0% of the portfolio is concentrated in loans secured by real estate.

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company and the Bank, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility, nor do they present other unfavorable features. The amounts of such related party loans and commitments at September 30, 2011 and December 31, 2010 were $3,037,316 and $2,138,530, respectively. During the period ended September 30, 2011, new loans to these parties totaled $822,200, and repayments were $234,922.

The following table details loans individually and collectively evaluated for impairment at September 30, 2011 and December 31, 2010 (dollars in thousands).

	September 30, 2011
	Loans Evaluated for Impairment
	Individually	Collectively	Total
Real estate loans:
Construction, land development and other land loans	$20,330	$7,838	$28,168
Secured by 1-4 family residential properties	—	84,055	84,055
Secured by multi-family residential properties	2,884	24,015	26,899
Secured by nonfarm, nonresidential properties	19,724	133,917	153,641
Other	—	830	830
Commercial and industrial loans	1,642	41,942	43,584
Consumer loans	—	64,533	64,533
Other loans	—	610	610

Total loans	$44,580	$357,740	$402,320

	December 31, 2010
	Loans Evaluated for Impairment
	Individually	Collectively	Total
Real estate loans:
Construction, land development and other land loans	$24,339	$19,501	$43,840
Secured by 1-4 family residential properties	—	86,389	86,389
Secured by multi-family residential properties	3,956	23,281	27,237
Secured by nonfarm, nonresidential properties	21,035	125,039	146,074
Other	—	179	179
Commercial and industrial loans	1,642	42,750	44,392
Consumer loans	—	63,024	63,024
Other loans	—	1,888	1,888

Total loans	$50,972	$362,051	$413,023

Changes in the allowance for loan losses by reporting segment and portfolio segment were as follows (dollars in thousands):

	FUSB
	September 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$988	$15,205	$375	$360	$99	$17,027
Charge-offs	245	8,165	264	510	—	9,184
Recoveries	71	44	84	142	—	341

Net charge-offs	174	8,121	180	368	—	8,843
Provision	122	2,635	134	443	(57)	3,277

Ending balance	$936	$9,719	$329	$435	$42	$11,461

	ALC
	September 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$—	$—	$2,663	$1,246	$—	$3,909
Charge-offs	—	—	1,991	652	—	2,643
Recoveries	—	—	551	84	—	635

Net charge-offs	—	—	1,440	568	—	2,008
Provision	—	—	1,408	491	—	1,899

Ending balance	$—	$—	$2,631	$1,169	$—	$3,800

	FUSB & ALC
	September 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$988	$15,205	$3,038	$1,606	$99	$20,936
Charge-offs	245	8,165	2,255	1,162	—	11,827
Recoveries	71	44	635	226	—	976

Net charge-offs	174	8,121	1,620	936	—	10,851
Provision	122	2,635	1,542	934	(57)	5,176

Ending balance	$936	$9,719	$2,960	$1,604	$42	$15,261

	FUSB
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$752	$4,053	$428	$259	$96	$5,588
Charge-offs	773	4,096	405	420	1	5,695
Recoveries	82	102	118	24	1	327

Net charge-offs	691	3,994	287	396	—	5,368
Provision	927	15,146	234	497	3	16,807

Ending balance	$988	$15,205	$375	$360	$99	$17,027

	ALC
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$—	$—	$3,040	$1,376	$—	$4,416
Charge-offs	—	—	2,458	1,189	—	3,647
Recoveries	—	—	653	164	—	817

Net charge-offs	—	—	1,805	1,025	—	2,830
Provision	—	—	1,428	895	—	2,323

Ending balance	$—	$—	$2,663	$1,246	$—	$3,909

	FUSB & ALC
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$752	$4,053	$3,468	$1,635	$96	$10,004
Charge-offs	773	4,096	2,863	1,609	1	9,342
Recoveries	82	102	771	188	1	1,144

Net charge-offs	691	3,994	2,092	1,421	—	8,198
Provision	927	15,146	1,662	1,392	3	19,130

Ending balance	$988	$15,205	$3,038	$1,606	$99	$20,936

	FUSB & ALC
	September 30, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
Beginning balance	$752	$4,053	$3,468	$1,635	$96	$10,004
Charge-offs	683	3,993	2,169	1,029	1	7,875
Recoveries	76	16	656	97	1	846

Net charge-offs	607	3,977	1,513	932	—	7,029
Provision	850	3,877	1,102	973	9	6,811

Ending balance	$995	$3,953	$3,057	$1,676	$105	$9,786

Impaired loans totaled $44.6 million, $51.0 million and $33.0 million as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively. There was approximately $5.3 million, $12.6 million and $1.1 million in the allowance for loan losses specifically allocated to these impaired loans at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. Impaired loans totaling $24.2 million, $18.4 million and $26.0 million for September 30, 2011, December 31, 2010 and September 30, 2010, respectively, have no measurable impairment, and no allowance for loan losses is specifically allocated to these loans. The average recorded investment in impaired loans for September 30, 2011, December 31, 2010 and September 30, 2010 was approximately $45.3 million, $37.0 million and $33.1 million, respectively.

The Company evaluates the loan allowance for loans individually and collectively. Loans evaluated on an individual basis resulted in a related allowance of $5.3 million, $12.6 million and $1.1 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The remaining allowances of $10.0 million, $8.3 million and $8.7 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, were evaluated collectively.

At September 30, 2011, the carrying amount of impaired loans consisted of the following (dollars in thousands):

	September 30, 2011
	Carrying Amount	Unpaid Principal Balance	Related Allowances
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$6,656	$6,656	$—
Secured by multi-family residential properties	2,884	2,884	—
Secured by nonfarm, nonresidential properties	13,067	13,067	—
Commercial and industrial	1,642	1,642	—

Total loans with no related allowance recorded	$24,249	$24,429	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$13,674	$13,674	$4,624
Secured by multi-family residential properties	—	—	—
Secured by nonfarm, nonresidential properties	6,657	6,657	689

Total loans with an allowance recorded	$20,331	$20,331	$5,313

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$20,330	$20,330	$4,624
Secured by multi-family residential properties	2,884	2,884	—
Secured by nonfarm, nonresidential properties	19,724	19,724	689
Commercial and industrial	1,642	1,642	—

Total impaired loans	$44,580	$44,580	$5,313

At December 31, 2010, the carrying amount of impaired loans consisted of the following (dollars in thousands):

	December 31, 2010
	Carrying Amount	Unpaid Principal Balance	Related Allowances
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,193	$1,193	$—
Secured by multi-family residential properties	2,128	2,128	—
Secured by nonfarm, nonresidential properties	13,470	13,470	—
Commercial and industrial	1,642	1,642	—

Total loans with no related allowance recorded	$18,433	$18,433	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$23,146	$23,146	$10,470
Secured by multi-family residential properties	1,828	1,828	472
Secured by nonfarm, nonresidential properties	7,565	7,565	1,696

Total loans with an allowance recorded	$32,539	$32,539	$12,638

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$24,339	$24,339	$10,470
Secured by multi-family residential properties	3,956	3,956	472
Secured by nonfarm, nonresidential properties	21,035	21,035	1,696
Commercial and industrial	1,642	1,642	—

Total impaired loans	$50,972	$50,972	$12,638

The Bank has established a credit risk rating system to assess and manage the risk in the loan portfolio. It establishes a uniform framework and common language for assessing and monitoring risk in the portfolio. There have been no changes to the credit risk rating system since December 31, 2010.

The table below illustrates the carrying amount of loans by credit quality indicator at September 30, 2011 (dollars in thousands).

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
Loans secured by real estate:
Construction, land development and other land loans	$16,203	$1,088	$10,637	$240	$28,168
Secured by 1-4 family residential properties	36,081	2,348	3,498	44	41,971
Secured by multi-family residential properties	24,015	—	2,884	—	26,899
Secured by nonfarm, nonresidential properties	113,869	7,243	32,529	—	153,641
Other	830	—	—	—	830
Commercial and industrial loans	39,667	701	3,196	20	43,584
Consumer loans	18,472	694	632	38	19,836
Other loans	609	—	1	—	610

Total	$249,746	$12,074	$53,377	$342	$315,539

	ALC
	Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$39,848	$2,236	$42,084
Consumer loans	42,869	1,828	44,697

Total	$82,717	$4,064	$86,781

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2010 (dollars in thousands).

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
Loans secured by real estate:
Construction, land development and other land loans	$28,537	$2,763	$12,397	$142	$43,839
Secured by 1-4 family residential properties	32,712	2,444	3,959	215	39,330
Secured by multi-family residential properties	23,281	894	3,062	—	27,237
Secured by nonfarm, nonresidential properties	104,071	5,641	35,665	697	146,074
Other	179	—	—	—	179
Commercial and industrial loans	40,210	918	3,131	133	44,392
Consumer loans	19,702	727	643	121	21,193
Other loans	1,888	—	—	—	1,888

Total	$250,580	$13,387	$58,857	$1,308	$324,132

	ALC
	Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$44,485	$2,574	$47,059
Consumer loans	40,485	1,347	41,832

Total	$84,970	$3,921	$88,891

The following table provides an aging analysis of past due loans and nonaccruing loans by class at September 30, 2011 (dollars in thousands).

	FUSB
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Construction, land development and other land loans	$455	$198	$653	$4,600	$22,915	$28,168
Secured by 1-4 family residential properties	753	30	783	1,355	39,833	41,971
Secured by multi-family residential properties	—	—	—	2,884	24,015	26,899
Secured by nonfarm, nonresidential properties	1,037	102	1,139	9,320	143,182	153,641
Other	—	—	—	—	830	830
Commercial and industrial loans	705	—	705	227	42,652	43,584
Consumer loans	498	53	551	151	19,134	19,836
Other loans	—	—	—	—	610	610

Total past due loans	$3,448	$383	$3,831	$18,537	$293,171	$315,539

	ALC
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Secured by 1-4 family residential properties	$1,538	$1,708	$3,246	$528	$38,310	$42,084
Consumer loans	1,240	992	2,232	836	41,629	44,697

Total past due loans	$2,778	$2,700	$5,478	$1,364	$79,939	$86,781

The following table provides an aging analysis of past due loans and nonaccruing loans by class at December 31, 2010 (dollars in thousands).

	FUSB
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Construction, land development and other land loans	$708	$333	$1,041	$1,045	$41,753	$43,839
Secured by 1-4 family residential properties	1,535	127	1,662	1,701	35,967	39,330
Secured by multi-family residential properties	—	—	—	3,073	24,164	27,237
Secured by nonfarm, nonresidential properties	8,781	2,085	10,866	6,087	129,121	146,074
Other	—	—	—	—	179	179
Commercial and industrial loans	1,003	37	1,040	225	43,128	44,393
Consumer loans	900	29	929	145	20,118	21,192
Other loans	—	—	—	—	1,888	1,888

Total past due loans	$12,927	$2,611	$15,538	$12,276	$296,318	$324,132

	ALC
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Secured by 1-4 family residential properties	$1,830	$1,989	$3,819	$585	$42,655	$47,059
Consumer loans	1,373	636	2,009	711	39,112	41,832

Total past due loans	$3,203	$2,625	$5,828	$1,296	$81,767	$88,891

9. SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, treasury tax and loan deposits and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. None were outstanding at September 30, 2011 or December 31, 2010. Treasury tax and loan deposits totaled $676,724 and $778,294 at September 30, 2011 and December 31, 2010, respectively. These deposits are withdrawable on demand.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at September 30, 2011 and December 31, 2010 were $630,605 and $192,139, respectively.

At September 30, 2011, the Bank had $7.8 million in available federal fund lines from correspondent banks.

10. LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At September 30, 2011 and December 31, 2010, investment securities and mortgage loans amounting to $21,494,613 and $45,533,914, respectively, were pledged to secure these borrowings.

At September 30, 2011, the Bank had $171.3 million in available credit from the FHLB.

11. INCOME TAXES

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 34.0%, as described in the following table:

	September 30, 2011	September 30, 2010
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$—	$1,491
Increase (decrease) resulting from:
Tax-exempt interest	(305)	(302)
State income tax expense, net of federal income tax benefit	(34)	191
Low income housing tax credits	—	(54)
Other	(72)	(105)

Total	$(411)	$1,221

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

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended September 30, 2011:
Net interest income	$5,478	$3,479	$15	$—	$8,972
Provision for loan losses	1,574	688	—	—	2,262
Total non-interest income (loss)	1,179	370	(956)	1,002	1,595
Total non-interest expense	7,420	3,011	352	(190)	10,593

Income (loss) before income taxes	(2,337)	150	(1,293)	1,192	(2,288)
Provision for (benefit from) income taxes	(1,052)	68	5	—	(979)

Net income (loss)	$(1,285)	$82	$(1,298)	$1,192	$(1,309)

Less: Net loss attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to USBI	$(1,285)	$82	$(1,298)	$1,192	$(1,309)

Other significant items:
Total assets	$638,241	$86,648	$83,567	$(169,664)	$638,792
Total investment securities	141,073	—	262	—	141,335
Total loans, net	376,030	78,545	—	(72,188)	382,387
Goodwill	3,111	—	987	—	4,098
Investment in subsidiaries	1,345	—	77,293	(78,633)	5
Fixed asset addition	144	6	—	—	150
Depreciation and amortization expense	140	34	—	—	174
Total interest income from external customers	5,945	4,754	—	—	10,699
Total interest income from affiliates	1,275	—	14	(1,289)	—

For the nine months ended September 30, 2011:
Net interest income	$16,406	$9,931	$40	$—	$26,377
Provision for loan losses	3,277	1,899	—	—	5,176
Total non-interest income	3,723	1,220	1,430	(1,393)	4,980
Total non-interest expense	17,741	8,070	907	(539)	26,179

Income (loss) before income taxes	(889)	1,182	563	(854)	2
Provision for(benefit from) income taxes	(886)	462	13	—	(411)

Net income (loss)	(3)	720	550	(854)	413

Less: Net loss attributable to noncontrolling interest	—	—	(1)	—	(1)

Net income (loss) attributable to USBI	$(3)	$720	$551	$(854)	$414

Other significant items:
Fixed asset addition	$295	$155	$—	$—	$450
Depreciation and amortization expense	424	100	—	—	524
Total interest income from external customers	17,970	13,778	2	—	31,750
Total interest income from affiliates	3,847	—	37	(3,884)	—

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended September 30, 2010:
Net interest income	$5,742	$3,206	$17	$—	$8,965
Provision for loan losses	908	478	—	—	1,386
Total non-interest income	1,208	259	662	(571)	1,558
Total non-interest expense	6,268	2,476	301	(159)	8,886

Income (loss) before income taxes	(226)	511	378	(412)	251
Provision for (benefit from) income taxes	(285)	180	5	—	(100)

Net income	$59	$331	$373	$(412)	$351

Less: Net loss attributable to noncontrolling interest	—	—	—	—	—

Net income attributable to USBI	$59	$331	$373	$(412)	$351

Other significant items:
Total assets	$645,450	$91,777	$98,097	$(181,543)	$653,781
Total investment securities	154,207	—	262	—	154,469
Total loans, net	399,311	81,084	—	(83,658)	396,737
Goodwill	3,111	—	987	—	4,098
Investment in subsidiaries	14,954	63	83,870	(98,811)	76
Fixed asset addition	110	24	—	—	134
Depreciation and amortization expense	147	38	—	—	185
Total interest income from external customers	6,810	4,604	3	—	11,417
Total interest income from affiliates	1,397	—	14	(1,411)	—

For the nine months ended September 30, 2010:
Net interest income	$16,634	$9,270	$46	$—	$25,950
Provision for loan losses	5,369	1,442	—	—	6,811
Total non-interest income	4,016	4,566	4,176	(4,065)	8,693
Total non-interest expense	15,919	7,105	905	(481)	23,448

Income (loss) before income taxes	(638)	5,289	3,317	(3,584)	4,384
Provision for (benefit from) income taxes	(803)	2,011	13	—	1,221

Net income	165	3,278	3,304	(3,584)	3,163

Less: Net loss attributable to noncontrolling interest	—	—	(125)	—	(125)

Net income attributable to USBI	$165	$3,278	$3,429	$(3,584)	$3,288

Other significant items:
Fixed asset addition	$169	$25	$—	$—	$194
Depreciation and amortization expense	453	116	—	—	569
Total interest income from external customers	20,306	13,543	7	—	33,856
Total interest income from affiliates	4,273	—	39	(4,312)	—

13. GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its interest rate risk management, investing and trading activities. These financial instruments include commitments to extend credit and standby letters of credit.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ended September 30, 2011, there were no credit losses associated with derivative contracts.

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

	September 30, 2011	December 31, 2010
	(Dollars in Thousands)
Standby Letters of Credit	$1,224	$1,127
Commitments to Extend Credit	$35,489	$36,560

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at September 30, 2011 was $1.2 million, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At September 30, 2011, there were no outstanding commitments to purchase and sell securities for delayed delivery.

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

In response to this motion to dismiss, on June 15, 2011, the Circuit Court dismissed all claims against the Company, the Bank and their respective directors and officers and all claims that were brought by Malcomb Graves and Tina Graves in their individual capacities. The Circuit Court also dismissed Graves Automotive’s claims for conversion and negligent supervision against ALC and ordered Graves Automotive to re-plead its fraud allegations against ALC with more particularity. On September 15, 2011, Graves Automotive filed a third amended complaint in response to the Circuit Court’s June 15, 2011 order. In its third amended complaint, Graves Automotive asserted claims against ALC for breach of contract, fraud, unjust enrichment and conversion. ALC moved to dismiss the third amended complaint on many of the same grounds as set forth in its previous motion to dismiss. On October 13, 2011, the Circuit Court dismissed Graves Automotive’s conversion claim and again ordered Graves Automotive to re-plead its fraud claims with more particularity, this time within 60 days. As a result, the only counts that remain pending are Graves Automotive’s claims against ALC for breach of contract and unjust enrichment and potentially Graves Automotive’s fraud claim against ALC, once re-pled. ALC continues to deny the allegations against it in the underlying lawsuit and intends to vigorously defend itself in this matter. Given the requirement that Graves Automotive re-plead its fraud claims and the lack of discovery conducted, it is too early to assess the likelihood of a resolution of the remaining claims in this matter or the possibility of an unfavorable outcome.

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

14. RESTATEMENT OF 2010 FORM 10-K

Between the end of the quarter ended March 31, 2011 and the filing of the first quarter 2011 Form 10-Q, as reported by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2011, subsequent to the March 14, 2011 filing of the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Initial Form 10-K”), management of the Company was made aware of certain material adjustments to the current appraised values of several properties securing impaired loans held by the Bank. The adjustments were not factored into the Company’s provision for loan losses in the previously issued consolidated financial statements and accompanying footnotes as of and for the year ended December 31, 2010 (the “2010 Financials”). As a result, management and the Audit Committee of the Company’s Board of Directors determined that the Initial Form 10-K and accompanying 2010 Financials should be amended and restated. Therefore, on May 20, 2011, the Company’s management filed Amendment No. 1 to the Initial Form 10-K to reflect the amendment and restatement of the 2010 Financials.

15. RECENT DEVELOPMENTS

On October 24, 2011, the Company announced that the Board of Directors of the Company and the Bank had approved the appointment of James F. House as President and Chief Executive Officer of the Company and the Bank. Mr. House commenced employment with the Company and the Bank on November 7, 2011. Mr. House will also serve on the Boards of Directors of both the Company and the Bank, as well as the respective Board committees on which the President and Chief Executive Officer customarily serves. The Company and the Bank have entered into an Executive Employment Agreement with Mr. House, which agreement sets forth the terms of his employment (the “Employment Agreement”). The Employment Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2011.

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

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the financial services industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these estimates, which significantly affect the determination of consolidated financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2011 to year-end 2010, while comparing income and expense for the three- and nine-month periods ended September 30, 2011 and 2010.

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

COMPARING THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 TO THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010

Net loss attributable to USBI during the third quarter of 2011 was $1.3 million, compared to net income attributable to USBI of $0.4 million for the same period of 2010, resulting in a decrease of basic net income (loss) attributable to USBI per share from $0.06 to $(0.22). Net income attributable to USBI decreased from $3.3 million for the nine months ended September 30, 2010 to $0.4 million for the nine months ended September 30, 2011, resulting in a decrease in basic net income attributable to USBI per share to $0.07 from $0.55. Annualized return on assets was 0.1% for the first nine months of 2011, compared to 0.7% for the same period during 2010. Average return on shareholders’ equity decreased to 0.7% for the first nine months of 2011 from 5.3% during the first nine months of 2010.

For the three-month period ended September 30, 2011, the Bank had net loss of $1.3 million, compared to net income of $59,000 for the same quarter in 2010. For the nine-month period ended September 30, 2011, the Bank had net loss of $3,000, compared to net income of $165,000 for the same period in 2010. Decreases in net income for the Bank resulted from higher provisions for loan losses as a result of higher charge-offs in both periods. These charge-offs resulted mainly from the foreclosure of several commercial real estate loans as real estate values continue to decline and market conditions continue to be depressed. The impairment loss on other real estate owned of $3.0 million realized in the third quarter of 2011 also contributed to the decrease in net income.

Net income attributable to ALC for the three-month period ending September 30, 2011 was $82,000, compared to $331,000 for the same quarter of 2010. For the nine-month period ended September 30, 2011, net income attributable to ALC was $720,000, compared to $3.3 million in 2010. In the second quarter of 2010, net income at ALC benefited from the net proceeds in the amount of $3.8 million from a settlement in connection with a fidelity insurance policy issued by The Cincinnati Insurance Company.

Interest income for the 2011 third quarter decreased $718,000, or 6.3%, compared to the third quarter of 2010. The decrease in interest income was primarily due to a decrease in interest earned on loans and investment securities resulting from an overall decrease in the average yield on loans and investment securities. For the nine months ending September 30, 2011, interest income decreased $2.1 million, or 6.2%, compared with the same period last year. This decrease in interest income was primarily due to a decrease in interest earned on loans resulting from an overall decrease in the average yield on loans and a decrease in the average yield and volume of investment securities. Interest income at the Bank for the 2011 third quarter decreased $264,000 compared to the third quarter of 2010. For the nine months ended September 30, 2011, interest income at the Bank decreased $228,000, compared to the same period in 2010. These decreases were due to an overall decrease in the average yield and average volume of loans and investment securities. Loan demand continues to be weak due to continuing difficult economic conditions. Cash flows from loans and investment securities were reinvested at lower rates, resulting in lower interest income. Interest income at ALC increased $273,000 for the third quarter of 2011 compared to the same quarter in 2010. Interest income at ALC increased $661,000 for the nine-month period ended September 30, 2011 compared to the same period in 2010.

Interest expense for the Company for the 2011 third quarter decreased $725,000, or 29.6%, compared to the third quarter of 2010. Interest expense decreased $2.5 million, or 32.0%, to $5.4 million for the first nine months of 2011, compared to $7.9 million for the first nine months of 2010. These decreases were the result of lower interest rates paid on certificates of deposit and borrowed funds for these periods in 2011. As longer term certificates of deposit mature, they reprice at lower rates, as rates on deposits and borrowed funds remain at record lows.

Net interest income increased $7,000, or 0.1%, for the third quarter of 2011 and increased $427,000, or 1.7%, for the first nine months of 2011 compared to the same periods in 2010, respectively. The net interest margin improved from 5.74% for the nine months ended September 30, 2010 to 6.18% for the nine months ended September 30, 2011 and from 6.01% for the third quarter of 2010 to 6.19% for the third quarter of 2011. Loan and investment yields declined for the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010. The cost of funds declined due to a decline in interest rates paid on interest bearing deposits and borrowed funds. Asset yields and funds costs have stabilized, and the net interest margin is expected to remain near current levels until the Federal Reserve adjusts rates.

The provision for loan losses was $2.3 million, or 2.2% annualized of average loans, in the third quarter of 2011, compared to $1.4 million, or 1.4% annualized of average loans, in the third quarter of 2010. The provision for loan losses decreased to $5.2 million for the nine months ended September 30, 2011, compared to $6.8 million for the same period in 2010. The annualized provision as a percent of average loans was 1.7% and 2.2% for the first nine months of 2011 and 2010, respectively. Charge-offs exceeded recoveries by $10.9 million for the nine months ended September 30, 2011, an increase of approximately $3.8 million over the same period in the prior year. See “CREDIT QUALITY.” The provision for loan losses at the Bank decreased to $3.3 million for the nine months ended September 30, 2011, compared to $5.4 million for the same period in 2010. For the quarter ended September 30, 2011, the provision for loan losses at the Bank was $1.6 million, an increase from $908,000 for the same quarter of 2010. Despite continued weakness in residential and commercial real estate and high unemployment levels in our market areas, the year-to-date net charge-offs and the provisions for loan losses have declined when compared to the first nine months of 2010. The provision for loan losses at ALC increased to $1.9 million for the nine months ended September 30, 2011, compared to $1.4 million for the same period in 2010. For the quarter ended September 30, 2011, the provision for loan losses at ALC was $688,000, compared to $478,000 for the third quarter of 2010. While non-performing loans at ALC declined, net charge-offs, primarily in the consumer portfolio, increased, requiring increased provision for loan losses for both the three and nine months ended September 30, 2011 compared to the same periods in 2010. Net charge-offs were $1.9 million and $2.0 million for September 30, 2010 and September 30, 2011, respectively.

Total non-interest income for the Company increased $37,000, or 2.4%, for the third quarter of 2011 and decreased $3.7 million, or 42.7%, for the first nine months of 2011 compared to the same periods in 2010, respectively. Service charges and fees on deposit accounts decreased $83,000 for the 2011 third quarter and $94,000 for the nine months ended September 30, 2011, compared to the same periods in 2010, respectively. Credit life insurance income decreased $14,000 for the 2011 third quarter and decreased $16,000 for the nine months ended September 30, 2011, compared to the same periods in 2010, respectively. All other fees decreased $3.6 million for the nine months ended September 30, 2011 compared to the same period of 2010 as a result of the settlement with The Cincinnati Insurance Company of $4.2 million in the first quarter of 2010.

Total non-interest expense increased $1.7 million, or 19.2%, for the 2011 third quarter and increased $2.7 million, or 11.7%, for the nine months ended September 30, 2011 compared to the same periods in 2010. Salary and employee benefits increased $341,000, when comparing the third quarter of 2011 to the same period in 2010, and increased $676,000 for the nine months ended September 30, 2011 compared to the same period in 2010. For the 2011 third quarter, impairment on other real estate increased $925,000, and realized loss on the sale of other real estate increased $199,000. Legal and professional fees decreased $38,000 for the 2011 third quarter and decreased $476,000 for the nine month period ended September 30, 2011 when compared to the same periods in 2010. All other expense increased $431,000 for the 2011 third quarter and $868,000 for the nine month period ending September 30, 2011 when compared to the same periods in 2010.

Income tax benefit for the third quarter of 2011 was $979,000, compared to income tax benefit of $100,000 in the third quarter of 2010. Income tax expense declined from $1.2 million in 2010 to a benefit of $411,000 in 2011. The decrease during the first nine months of 2011 compared to 2010 resulted from lower levels of taxable income. Management estimates the effective tax rate for the Company to be approximately 30.0% of pre-tax income for the period ending December 31, 2011.

COMPARING THE SEPTEMBER 30, 2011 STATEMENTS OF FINANCIAL CONDITION TO DECEMBER 31, 2010

In comparing consolidated financial condition at September 30, 2011 to December 31, 2010, total assets increased $17.1 million to $638.8 million, while liabilities increased $14.1 million to $561.3 million. Shareholders’ equity increased $2.9 million as a result of an increase in other comprehensive income of $1.4 million, earnings in excess of dividends of $172,000 and a $1.4 million increase related to the deconsolidation of a variable interest entity (see Note 7 to the Condensed Consolidated Financial Statements).

Investment securities increased $4.3 million, or 3.2%, during the first nine months of 2011. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $10.8 million, from $408.4 million at December 31, 2010 to $397.6 million at September 30, 2011. Loan growth at the Bank has been flat due to the slowdown in construction and real estate development in the trade areas served by the Company and the Bank. Deposits increased $27.8 million, or 5.5%, during the first nine months of 2011. Loans, net of unearned income at ALC decreased $2.3 million, from $84.6 million at December 31, 2010 to $82.3 million at September 30, 2011. Loans at the Bank, after consolidation eliminations, decreased $8.5 million from $323.8 million at December 31, 2010 to $315.3 million at September 30, 2011.

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

At September 30, 2011, the allowance for loan losses was $15.3 million, or 3.8% of loans net of unearned income, compared to $9.8 million, or 2.4% of loans net of unearned income, at September 30, 2010, and $20.9 million, or 5.1% of loans net of unearned income, at December 31, 2010. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 33.2% at September 30, 2011, compared to 47.1% at December 31, 2010. At September 30, 2011, loans on non-accrual increased $6.3 million, accruing loans past due 90 days or more decreased $2.2 million and real estate acquired in settlement of loans decreased $2.6 million, each as compared to December 31, 2010.

Net charge-offs as of the quarter ended September 30, 2011 were $10.9 million, or 3.5% of average loans on an annualized basis, an increase of 54.4%, or $3.8 million, from the charge-offs of $7.0 million, or 2.3% of average loans on an annualized basis, reported a year earlier. The provision for loan losses for the first nine months of 2011 was $5.2 million, compared to $6.8 million in the first nine months of 2010.

Non-performing assets were as follows (dollars in thousands):

	Consolidated
	September 30, 2011	December 31, 2010	September 30, 2010
Loans Accounted for on a Non-Accrual Basis	$19,901	$13,572	$9,286
Accruing Loans Past Due 90 Days or More	3,083	5,237	5,020
Real Estate Acquired in Settlement of Loans	22,993	25,632	27,992

Total	$45,977	$44,441	$42,298
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	10.93%	10.24%	9.73%

	FUSB
	September 30, 2011	December 31, 2010	September 30, 2010
Loans Accounted for on a Non-Accrual Basis	$18,537	$12,276	$7,613
Accruing Loans Past Due 90 Days or More	383	2,612	2,450
Real Estate Acquired in Settlement of Loans	17,688	19,002	21,378

Total	$36,608	$33,890	$31,441
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	10.99%	9.89%	9.17%

	ALC
	September 30, 2011	December 31, 2010	September 30, 2010
Loans Accounted for on a Non-Accrual Basis	$1,364	$1,296	$1,673
Accruing Loans Past Due 90 Days or More	2,700	2,625	2,570
Real Estate Acquired in Settlement of Loans	5,305	6,630	6,614

Total	$9,369	$10,551	$10,857
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	10.69%	11.56%	11.84%

Non-performing assets as a percentage of net loans and other real estate was 10.9% at September 30, 2011 and 10.2% at December 31, 2010. Loans on non-accrual status increased $6.3 million, accruing loans past due 90 days or more decreased $2.2 million and real estate acquired in settlement of loans decreased $2.6 million from December 31, 2010. The substantial increase in non-accrual loans resulted from placing twelve commercial real estate loans totaling $19.7 million on non-accrual status in the first nine months of 2011. As these loans have progressed through the collection process, $4.7 million has been charged-off, $1.7 million has been reclassified as other real estate acquired in settlement of loans and $3.2 million has been restored to accruing status. The Company forecasts that adverse economic conditions and the severely depressed real estate market will continue to put downward pressure on real estate collateral values and will impact our ability to reduce non-performing assets. Other real estate acquired as of September 30, 2011 consisted of seventeen residential properties totaling $209,848 and sixty-six commercial properties totaling $17.5 million at the Bank, and one hundred thirty-three residential properties totaling $4.8 million and eighteen commercial properties totaling $552,924 at ALC. Every effort is made to dispose of these properties in a timely manner, but these efforts continue to be hampered by poor economic conditions. Real estate values continue to decline, and the real estate market remains severely depressed in all of our market areas. Management reviews these non-performing assets and reports to the Board of Directors of the Bank monthly. Loans past due 90 days or more and still accruing are reviewed by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual status and their asset values downgraded.

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

The Bank currently has up to $171.3 million in borrowing capacity from the FHLB and $7.8 million in established federal funds lines.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2011 and December 31, 2010, the Company and the Bank were in compliance with all regulatory capital requirements.

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments and maturities of loans and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $195.0 million at December 31, 2010 and $144.9 million at September 30, 2011.

Investment securities forecasted to mature or reprice over the next twelve months ending September 30, 2012 are estimated to be $8.6 million, or approximately 6.09% of the investment portfolio, as of September 30, 2011. For comparison, principal payments on investment securities totaled $30.8 million, or 21.8% of the investment portfolio, at September 30, 2011.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of September 30, 2011, the bond portfolio had an expected average maturity of 3.9 years, and approximately 70.1% of the $141.3 million in bonds were expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Bank, at September 30, 2011, had long-term debt and short-term borrowings that, on average, represented 4.1% of total liabilities and equity, compared to 8.3% at year-end 2010.

Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames during which the interest bearing assets and liabilities are subject to changes in interest rates, either at replacement or maturity, during the life of the instruments. Measuring interest rate sensitivity is a function of the difference in the volume of assets and the volume of liabilities that are subject to repricing in future time periods. These differences are known as interest sensitivity gaps and are usually calculated for segments of time and on a cumulative basis.

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

The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its reports filed with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As of September 30, 2011, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following update to our risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended:

We are dependent on our management and other key personnel. If we do not effectively manage the transition associated with our new President and Chief Executive Officer, there could be an adverse impact on our business, financial condition and results of operations.

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

On October 24, 2011, the Company announced that the Board of Directors of the Company and the Bank had approved the appointment of James F. House as President and Chief Executive Officer of the Company and the Bank. Mr. House commenced employment with the Company and the Bank on November 7, 2011. There can be no assurance that we will be able to implement a smooth transition to our new President and Chief Executive Officer or that the transition of these responsibilities will be successful. It is important to our success that Mr. House quickly adapts and excels in his new management role. If he is unable to do so, and, as a result, he is unable to provide effective guidance and leadership, our business, financial condition and results of operations could be materially adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
July 1 – July 31	0		$0.00		0	242,303
August 1 – August 31	0		$0.00		0	242,303
September 1 – September 30	10,250	(2)	$5.05	(2)	0	242,303

Total	10,250		$5.05		0	242,303

(1)	On December 17, 2010, the Board of Directors of the Company extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock before December 31, 2011, the expiration date of the extended repurchase program. No shares were purchased under the program during the quarter ended September 30, 2011.

(2)	10,250 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: November 14, 2011

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