Form 10-K
period 2011-12-31
UNITED SECURITY BANCSHARES INC
filed 2012-03-30
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 0-14549

UNITED SECURITY BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0843362
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 West Front Street, Post Office Box 249 Thomasville, Alabama	36784
(Address of Principal Executive Offices)	(Zip Code)

334-636-5424

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2011, was $26,091,749.60.

As of March 14, 2012, the registrant had outstanding 6,036,792 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders to be held on May 9, 2012, are incorporated by reference into Part III of this Form 10-K.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2011

*	Portions of the definitive proxy statement for the registrant’s 2012 Annual Meeting of Shareholders to be held on May 9, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares” or the “Company”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements, including the factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. With respect to the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

In addition, the Company’s business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

PART I

Item 1.	Business.

United Security Bancshares, Inc. (“Bancshares” or the “Company”) is a Delaware corporation organized in 1999 as a successor by merger with United Security Bancshares, Inc., an Alabama corporation. Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and it operates one banking subsidiary, First United Security Bank (the “Bank”).

The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama. The Bank has two wholly-owned subsidiaries: Acceptance Loan Company, Inc. (“ALC”) and FUSB Reinsurance, Inc. (“FUSB Reinsurance”).

ALC is an Alabama corporation that makes real estate and consumer loans to its customers and purchases similar loans from vendors. ALC operates and serves its nearly 19,500 customers through twenty-five offices in Alabama and Southeast Mississippi. The headquarters of ALC is located in Jackson, Alabama. ALC’s business is generated through referrals from retail businesses, banks and customer mailings. ALC serves customers with a broad range of consumer loan needs, from small-unsecured loans to mortgage loans. ALC’s lending guidelines are based on an established company policy that is reviewed regularly by its Loan Committee. The lending guidelines include the consideration of the type of property for which a loan is being requested, collateral (age, type and loan-to-value) and loan term, as well as the consideration of the particular borrower’s budget (debt-to-income ratio), employment and residence history, credit history and credit score and prior experience with ALC. ALC’s average loan size is approximately $4,500, with average terms on real estate loans from 8 to 10 years and on consumer loans from 24 to 36 months. ALC currently has loans of approximately $83 million, which carry an average yield of 23%, with real estate loans generally carrying an interest rate lower than this average and consumer loans generally carrying an interest rate higher than this average. Interest rates charged on real estate and consumer loans vary depending on the consideration of numerous factors, including those listed above from our lending guidelines. Approximately 48% of ALC’s loan portfolio is secured by real estate and single family residence loans, with the remaining portion of the portfolio secured by various other types of collateral, depending on the type of loan being secured.

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

Employees

Bancshares has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2011, the Bank had 196 full-time equivalent employees, and ALC had 101 full-time equivalent employees. FUSB Reinsurance has no employees.

Competition

Bancshares and its subsidiaries encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with numerous other financial services providers (in excess of thirty in its service area), including commercial banks, online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

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

As a bank holding company, Bancshares is subject to regulation under the BHC Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to supervision, examination and regulation by applicable state and federal banking agencies, including the Alabama State Banking Department and the Federal Deposit Insurance Corporation (the “FDIC”). The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed in more detail below under “Recent Developments,” made numerous changes to the supervision and regulation of financial institutions, many of which are not fully implemented.

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

The Bank is subject to extensive supervision and regulation by the Alabama State Banking Department and the FDIC. Among other things, these agencies have the authority to prohibit the Bank from engaging in any activity, such as paying dividends, that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Bank also is subject to various requirements and restrictions under federal and state laws. Areas subject to regulation include dividend payments, reserves, investments, loans (including loans to insiders and significant shareholders), mergers, issuance of securities, establishment of branches and other aspects of operations, including compliance with truth-in-lending laws, usury laws and other consumer protection laws. Some of these restrictions and requirements are discussed in more detail below.

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

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Among other things, the EESA increased FDIC deposit insurance on most accounts from $100,000 to $250,000 through the end of 2013. However, with the passage of the Dodd-Frank Act, this increase in the basic coverage limit has been made permanent.

On February 10, 2009, Treasury Secretary Timothy Geithner announced the Financial Stability Plan, intended to “restart the flow of credit, clean up and strengthen our banks, and provide critical aid for homeowners and for small businesses.” The plan builds upon existing programs and earmarked the second $350 billion of funds authorized under the EESA. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which, among other provisions, amended the EESA, established new guidelines for the Troubled Asset Relief Program (“TARP”) and included a number of other provisions designed to promote stability in the U.S. banking system.

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

The Dodd-Frank Act changed the method of calculation for FDIC insurance assessments. Under the previous system, the assessment base was domestic deposits minus a few allowable exclusions, such as pass-through reserve balances. Under the Dodd-Frank Act, assessments are calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity capital during the assessment period.

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

The enactment of the Dodd-Frank Act in 2010 will likely result in increased regulation of the financial services industry. Provisions likely to affect the activities of the Company and the Bank include, without limitation, the following:

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

•

Establishment of the Bureau of Consumer Financial Protection (the “BCFP”). The BCFP is housed within the Federal Reserve and, in consultation with the federal banking agencies, promulgates rules relating to consumer protection. The BCFP has the authority, should it wish to do so, to rewrite virtually all of the consumer protection regulations governing banks, including those implementing the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the GLB Act (sections 502 through 509 relating to privacy), among others.

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

The Dodd-Frank Act is one of a number of legislative initiatives that have been proposed in response to the ongoing national and global financial crisis. It is not possible to predict whether any other similar legislation may be adopted that would significantly affect the operations and performance of the Company and the Bank.

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

Most of our assets and liabilities are monetary in nature and subject us to significant risks from changes in interest rates. Our profitability depends to a large extent on our net interest income, and changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities. Our results of operations are affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates and changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. These differences could result in an increase in interest expense relative to interest income or a decrease in our interest rate spread. For a more detailed discussion of these risks and our management strategies for these risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies and general economic conditions. Despite our strategies to manage interest rate risks, changes in interest rates may have a material adverse impact on our profitability.

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

Since 2008, the residential real estate market in the United States has experienced a variety of worsening economic conditions that have adversely affected the performance and market value of our residential construction and mortgage loans. Across the United States, delinquencies, foreclosures and losses with respect to residential construction and mortgage loans generally have increased and may continue to increase. In addition, housing prices and appraisal values in most markets have declined or stopped appreciating. An extended period of flat or declining housing values may result in additional increases in delinquencies and further losses on residential construction and mortgage loans. Bancshares experienced material losses during 2011 caused by deteriorating real estate collateral values. There can be no assurance of whether or when these conditions will improve or to what extent they will improve.

We cannot guarantee that we will pay dividends to shareholders in the future.

Dividends from the Bank are Bancshares’ primary source of funds for the payment of dividends to our shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to Bancshares. The ability of the Bank to pay dividends, as well as our ability to pay dividends to our shareholders, will continue to be subject to and limited by the results of operations of the Bank and by certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than the legal and regulatory requirements with respect to our payment of dividends to shareholders. Bancshares has not paid a dividend to our shareholders since the first quarter of 2011 due to substantial net losses at the Bank, and there can be no assurance of whether or when we may pay dividends to our shareholders in the future.

Extreme weather could cause a disruption in our operations which could have an adverse impact on the results of operations.

Some of our operations are located in areas bordering the Gulf of Mexico, a region that is susceptible to hurricanes. Such weather events could cause disruption to our operations and could have a material adverse effect on our overall results of operations. Further, a hurricane, tornado or other severe weather event in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us.

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

The Company faces security risks with respect to the receipt and storage of personal data about our customers and employees.

A fundamental requirement for e-commerce is the secure storage and transmission of personal information about our customers and employees. Our use of this information is regulated by various privacy and information security laws that are constantly changing. Compliance with these laws and regulations may result in cost increases due to necessary systems changes and the development of new processes. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent transactions and other security breaches on our website and otherwise, failure to prevent or mitigate such fraud or breaches, or to discover such fraud or breaches that may go undetected for an extended period of time, may adversely affect our business or results of operations, damage our reputation or subject us to legal risk.

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

On September 27, 2007, Malcomb Graves Automotive, LLC (“Graves Automotive”), Malcomb Graves and Tina Graves filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, was named as a co-defendant, and ALC and the Bank filed a crossclaim against him seeking, among other relief, defense and indemnification for any damages suffered in the underlying lawsuit. The underlying complaint alleged that the defendants committed fraud in misrepresenting to Graves Automotive the amounts that Graves Automotive owed on certain loans and failing to credit Graves Automotive properly for certain loans. The defendants moved to compel arbitration, and the trial court denied the defendants’ motion. The defendants appealed this decision, and, on September 29, 2010, the Alabama Supreme Court affirmed the trial court’s denial of defendants’ motion. Following the return of the case to the active docket, on November 30, 2010, ALC and the Bank moved to dismiss the lawsuit. In response to this motion to dismiss, on June 15, 2011, the Circuit Court dismissed all claims against the Company, the Bank and their respective directors and officers and all claims that were brought by Malcomb Graves and Tina Graves in their individual capacities. The Circuit Court also dismissed Graves Automotive’s claims for conversion and negligent supervision against ALC and ordered Graves Automotive to re-plead its fraud allegations against ALC with more particularity. On September 15, 2011, Graves Automotive filed a third amended complaint in response to the Circuit Court’s June 15, 2011 order. In its third amended complaint, Graves Automotive asserted claims against ALC for breach of contract, fraud, unjust enrichment and conversion. ALC moved to dismiss the third amended complaint on many of the same grounds as set forth in its previous motion to dismiss. On October 13, 2011, the Circuit Court dismissed Graves Automotive’s conversion claim and again ordered Graves Automotive to re-plead its fraud claims with more particularity, this time within 60 days. On December 12, 2011, Graves Automotive filed its fourth amended complaint, this time asserting only two counts, breach of contract and unjust enrichment. Despite removing the fraud claims, the fourth amended complaint still requests punitive damages. On January 11, 2012, ALC filed a motion to dismiss the fourth amended complaint and to strike Graves Automotive’s request for punitive damages. This motion remains pending. ALC continues to deny the allegations against it in the underlying lawsuit and intends to vigorously defend itself in this matter. Given the pendency of ALC’s motion and the lack of discovery conducted, it is too early to assess the likelihood of a resolution of the remaining claims in this matter or the possibility of an unfavorable outcome.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 14, 2012, Bancshares had approximately 848 shareholders of record.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per share for Bancshares’ common stock as reported on the Nasdaq Capital Market, and the cash dividends declared per share in each such quarter.

	High	Low	Dividends Declared Per Share
2010
First Quarter	$17.69	$13.40	$0.11
Second Quarter	16.78	8.14	0.11
Third Quarter	11.49	7.81	0.11
Fourth Quarter	11.50	8.50	0.11

2011
First Quarter	$13.03	$7.37	$0.04
Second Quarter	8.65	4.66	0.00
Third Quarter	7.21	3.02	0.00
Fourth Quarter	6.00	3.80	0.00

The last reported sales price of Bancshares’ Common Stock as reported on the Nasdaq Capital Market on March 14, 2012, was $5.60.

Dividends are paid at the discretion of Bancshares’ Board of Directors, based on Bancshares’ operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are Bancshares’ primary source of funds for the payment of dividends to its shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to Bancshares. In addition, federal and state regulatory agencies have the authority to prevent Bancshares from paying a dividend to its shareholders. Bancshares has not paid a dividend to our shareholders since the first quarter of 2011 due to substantial net losses at the Bank, and Bancshares can make no assurances that it will be able to or be permitted to pay dividends in the future. See Note 15, “Shareholders’ Equity,” in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K.

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2011.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
October 1-31, 2011	0		—	0	242,303
November 1-30, 2011	6,800	(2)	$4.99	0	242,303
December 1-31, 2011	100	(2)	$5.00	0	242,303

Total	6,900		$4.99	0	242,303

(1)	On December 15, 2011, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2012, the expiration date of the extended repurchase program.
(2)	Shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

Item 6.	Selected Financial Data.

As a smaller reporting company, Bancshares is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction and Overview

United Security Bancshares, Inc., a Delaware corporation (“Bancshares,” “USBI” or the “Company”), is a bank holding company with its principal offices in Thomasville, Alabama. Bancshares operates one commercial banking subsidiary, First United Security Bank (the “Bank” or “FUSB”). At December 31, 2011, the Bank operated and served its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC operates twenty-five finance company offices located in Alabama and Southeast Mississippi. The headquarters of ALC is located in Jackson, Alabama. The Bank is the funding source for ALC.

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

At December 31, 2011, Bancshares had consolidated assets of $621.8 million, deposits of $527.1 million and shareholders’ equity of $66.2 million. Total assets increased by $70,383, or 0.01%, in 2011. Net loss attributable to USBI increased from $(3.2 million) in 2010 to $(9.1 million) in 2011. Net loss attributable to USBI per share increased from $(0.53) in 2010 to $(1.51) in 2011. These results are explained in more detail throughout this section.

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

The following discussion and financial information are presented to aid in an understanding of the current consolidated financial position, changes in financial position and results of operations of Bancshares and should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of this discussion is on the years 2011 and 2010. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2011 (this “Annual Report”), other annual and periodic reports filed by Bancshares and its subsidiaries under the Securities and Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Bancshares may include “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect Bancshares’ current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

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

5.	Since 2008, the residential and commercial mortgage market in the United States has experienced a variety of worsening economic conditions that have adversely affected and may continue to adversely affect the performance and market value of our residential and commercial mortgage loans. Across the United States, delinquencies, foreclosures and losses with respect to residential and commercial mortgage loans generally have increased during the last four years and may continue to increase. In addition, since 2008, prices and appraisal values have declined. It is possible that values may remain stagnant or decline in the near term. An extended period of flat or declining values may result in increased delinquencies, losses on residential and commercial mortgage loans and reduced value of collateral that secure real estate loans.

In addition, Bancshares’ business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed in Item 1A of this Annual Report.

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

Restatement of 2010 Financial Statements

The Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) for 2010 was required due to material misstatements identified within the consolidated financial statements included in the initial Form 10-K filed on March 14, 2011 resulting from the Company’s estimate of the allowance for loan losses related to valuation assessments of impaired loans. The Company restated certain amounts in the consolidated financial statements to correct errors in previously reported amounts. The effect of this change in the consolidated financial statements was as follows (in thousands, except per share amounts):

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

The Form 10-K/A included changes to Item 9A – Controls and Procedures and reflected management’s restated assessment of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. This restatement of management’s assessment regarding disclosure controls and procedures resulted from the identification of a material weakness in internal control over financial reporting. As a result of the need to restate the 2010 Consolidated Financials, management reassessed the effectiveness of the Company’s internal control over financial reporting and concluded that, as of December 31, 2010, there was a material weakness in the Company’s internal control over financial reporting. The weakness primarily related to the receipt of new appraisals or other valuation information on collateral securing impaired loans not being evaluated in a timely manner and recorded in the proper period. The 2010 Form 10-K/A included changes to Management’s Report on Internal Control Over Financial Reporting in Item 8 – Financial Statements and Supplementary Data that reflected management’s reassessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The Company implemented changes in internal controls as of the date of the report to address the material weakness. However, we believed that additional time and testing would be necessary before concluding that the identified material weakness would be remediated.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America and general banking practices. These areas include accounting for the allowance for loan losses, other real estate owned and deferred income taxes.

Allowance for Loan Losses

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

Other Real Estate Owned

Other real estate owned (“OREO”) that consists of properties obtained through foreclosure or in satisfaction of loans is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other non-interest expense along with holding costs. Any gains or losses on disposal realized at the time of disposal are reflected in non-interest expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2010 and 2011. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of OREO.

Deferred Income Taxes

Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax asset. Management believes that the Company’s subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits. As management periodically evaluates its ability to realize the deferred tax asset, subjective judgments are made that may impact the resulting provision for income tax.

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurable uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Policies related to revenue recognition, investment securities, fair value measurements and long-lived assets require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under re-examination by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. Also, see Note 2 to our consolidated financial statements, as it discusses accounting policies that we have selected from acceptable alternatives.

Overview of 2011

The following discussion should be read in conjunction with our consolidated financial statements, accompanying notes, and other schedules presented herein.

For the year ended December 31, 2011, net loss attributable to USBI was $(9.1 million), compared with net loss attributable to USBI of $(3.2 million) for the year ended December 31, 2010. Basic and diluted net loss attributable to USBI per common share was $(1.51) for the year ended December 31, 2011, compared with net loss attributable to USBI per common share of $(0.53) for 2010.

Other results for the year ended December 31, 2011 were as follows:

•	Total assets increased 0.01% to $621.8 million since year-end 2010.

•	Deposits increased 4.7% to $527.1 million, compared with $503.5 million at December 31, 2010.

•	Gross loans decreased 1.2% to $403.4 million, compared with $408.4 million at December 31, 2010.

•

At year-end 2011, our total risk-based capital was 14.69%, significantly above a number of financial institutions in our peer group and well above the minimum requirements of 10%, to achieve the highest regulatory rating of “well-capitalized.”

•

Our net interest income increased 1.6% to $35.3 million in 2011, compared with $34.8 million in 2010. The increase in net interest income was due primarily to a 52 basis point decline in the cost of interest-bearing liabilities.

•

Provision for loan losses decreased to $18.8 million for the year ended December 31, 2011, or 4.6% annualized of average loans, compared with $19.1 million, or 4.6% annualized of average loans, for the year ended December 31, 2010.

•

Non-interest income decreased 14.1% to $8.7 million in 2011, compared with $10.2 million in 2010. This decrease in non-interest income resulted primarily from a non-recurring $4.2 million insurance settlement received in the first quarter of 2010. The decrease in 2011 was partially offset by an increase in gains on investment securities, which increased $2.3 million to $2.6 million.

•

Non-interest expense increased 25.4% to $40.3 million in 2011, compared with $32.1 million in 2010. This increase was primarily due to an impairment charge for goodwill of $4.1 million and OREO impairment loss of $6.4 million.

•

Shareholders’ equity totaled $66.2 million, or book value of $11.01 per share, at December 31, 2011. Return on average assets in 2011 was (1.45)%, and return on average shareholders’ equity was (11.76)%.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Summary of Consolidated Operating Results

	Year Ended December 31,
	2011	2010
		(Restated)
	(In Thousands of Dollars)
Interest Income	$42,346	$44,828
Interest Expense	7,018	10,073

Net Interest Income	35,328	34,755
Provision for Loan Losses	18,802	19,131

Net Interest Income After Provision for Loan Losses	16,526	15,624
Non-Interest Income	8,728	10,166
Non-Interest Expense	40,288	32,122

Loss Before Income Taxes	(15,034)	(6,332)
Benefit From Income Taxes	(5,958)	(3,026)

Net Loss	$(9,076)	$(3,306)

Less: Net Loss Attributable to Noncontrolling Interest	(1)	(125)

Net Loss Attributable to USBI	$(9,075)	$(3,181)

Net Interest Income

Net interest income is an effective measurement of how well management has matched interest-earning assets and interest-bearing liabilities and is the Company’s principal source of income. Fluctuations in interest rates materially affect net interest income. Although market rates were stable during 2011, the yield on earning assets declined by 14 basis points, while the cost of interest-earning liabilities declined by 52 basis points, as longer-term time deposits repriced at lower rates, improving the net interest margin by 34 basis points, from 5.83% in 2010 to 6.17% in 2011.

Net interest income increased 1.6% to $35.3 million in 2011, compared to an increase of 1.4% in 2010. The increase in net interest income in 2011 was primarily due to a 52 basis point decline in the cost of interest-bearing liabilities, primarily time deposits.

The Company’s loan portfolio decreased by $6.4 million, or 1.7%, during 2011, and investment securities decreased during 2011 by $13.7 million, or 10.0%.

Overall, volume, rate and yield changes in interest-earning assets and interest-bearing liabilities contributed to the increase in net interest income during 2011. As to volume, the Company’s average earning assets decreased $22.7 million during 2011, or 3.8%, while average interest-bearing liabilities decreased $27.1 million, or 5.3%.

The Company’s ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percentage of average earning assets. The interest margin was 6.2% in 2011 and 5.8% in 2010.

Interest margins are affected by several factors, one of which is the relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities. This factor determines the effect that fluctuating interest rates will have on net interest income. Rate-sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time. The Company’s objective in managing interest rate sensitivity is to achieve reasonable stability in the interest margin throughout interest rate cycles by maintaining the proper balance of rate-sensitive assets and interest-bearing liabilities. For further analysis and discussion of interest rate sensitivity, refer to the section entitled “Liquidity and Interest Rate Sensitivity Management.”

An additional factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement is a more accurate reflection of the effect that market interest rate movements have on interest rate-sensitive assets and liabilities. The interest rate spread was 6.0% in 2011 and 5.6% in 2010. The average amount of interest-bearing liabilities, as noted in the table “Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities,” decreased 5.3% in 2011, while the average rate of interest paid decreased from 2.0% in 2010 to 1.4% in 2011. Average interest-earning assets decreased 3.8% in 2011, while the average yield on earning assets decreased from 7.5% in 2010 to 7.4% in 2011.

The percentage of earning assets funded by interest-bearing liabilities also affects the Company’s interest margin. The Company’s earning assets are funded by interest-bearing liabilities, non-interest-bearing demand deposits and shareholders’ equity. The net return on earning assets funded by non-interest-bearing demand deposits and shareholders’ equity exceeds the net return on earning assets funded by interest-bearing liabilities. The Company’s percentage of earning assets funded by interest-bearing liabilities has decreased slightly since 2010. In 2011, 85.1% of the Company’s average earning assets were funded by interest-bearing liabilities, compared with 86.4% in 2010.

Yields Earned on Average Interest-Earning Assets and

Rates Paid on Average Interest-Bearing Liabilities

	December 31,
	2011			2010
				(Restated)
	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %
	(In Thousands of Dollars, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans (Note A)	$406,436	$37,064	9.12%	$411,910	$38,086	9.25%
Taxable Investments	143,127	4,346	3.04%	152,947	5,859	3.83%
Non-Taxable Investments	23,394	936	4.00%	21,406	883	4.12%
Federal Funds Sold	—	—	0.00%	9,404	—	0.00%

Total Interest-Earning Assets	572,957	42,346	7.39%	595,667	44,828	7.53%

Non-Interest-Earning Assets:
Other Assets	52,816			74,068

Total	$625,773			$669,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$120,166	$1,014	0.84%	$116,020	$1,179	1.02%
Savings Deposits	54,988	351	0.64%	50,637	348	0.69%
Time Deposits	287,907	4,895	1.70%	292,237	6,073	2.08%
Borrowings	24,255	758	3.13%	55,565	2,473	4.45%

Total Interest-Bearing Liabilities	487,316	7,018	1.44%	514,459	10,073	1.96%

Non-Interest-Bearing Liabilities:
Demand Deposits	59,142			58,503
Other Liabilities	2,147			13,615
Shareholders’ Equity	77,168			83,158

Total	$625,773			$669,735

Net Interest Income (Note B)		$35,328			$34,755

Net Yield on Interest-Earning Assets			6.17%			5.83%

Note A	—	For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans amounted to $21,728,886 and $12,078,874 for 2011 and 2010, respectively.
Note B	—	Loan fees of $3,430,230 and $3,247,517 for 2011 and 2010, respectively, are included in interest income amounts above.

Changes in Interest Earned and Interest Expense Resulting from

Changes in Volume and Changes in Rates

The following table sets forth the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 2011 versus 2010 and 2010 versus 2009.

	2011 Compared to 2010 Increase (Decrease) Due to Change In:			2010 Compared to 2009 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(In Thousands of Dollars)
Interest Earned On:
Loans	$(506)	$(516)	$(1,022)	$393	$(1,102)	$(709)
Taxable Investments	(376)	(1,137)	(1,513)	(1,128)	(992)	(2,120)
Non-Taxable Investments	82	(29)	53	355	(172)	183

Total Interest-Earning Assets	(800)	(1,682)	(2,482)	(380)	(2,266)	(2,646)

Interest Expense On:
Demand Deposits	42	(207)	(165)	114	(19)	95
Savings Deposits	30	(27)	3	16	(8)	8
Time Deposits	(90)	(1,088)	(1,178)	136	(2,219)	(2,083)
Other Borrowings	(1,393)	(322)	(1,715)	(1,397)	250	(1,147)

Total Interest-Bearing Liabilities	(1,411)	(1,644)	(3,055)	(1,131)	(1,996)	(3,127)

Increase (Decrease) in Net Interest Income	$611	$(38)	$573	$751	$(270)	$481

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual net losses experienced during the year and management’s judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $17.5 million in 2011, and a provision of $18.8 million was expensed for loan losses in 2011, compared to $19.1 million in 2010. The provision for 2011 and 2010 was 4.6% of average loans. The provision in 2010 and 2011 was high due to charge-offs and impairments in the real estate development loan portfolio at the Bank. Net charge-offs at the Bank were $14.2 million for the year ending December 31, 2011, compared to $5.4 million for the year ending December 31, 2010. At the Bank, net charge-offs of commercial real estate increased from $4.0 million in 2010 to $12.9 million in 2011. The severely depressed real estate market continues to adversely impact real estate values and the ability of borrowers to perform, particularly when performance is based on real estate sales. These conditions are the primary cause for the increase in net charge-offs in 2011 and 2010. ALC had net charge-offs of $3.2 million for the year ending December 31, 2011, compared to $2.8 million for the year ending December 31, 2010. Net charge-offs as a percentage of average loans were 4.30% and 2.0% for the years ended December 31, 2011 and 2010, respectively.

The ratio of the allowance to loans, net of unearned income, at December 31, 2011 and 2010 was 5.52% and 5.13%, respectively. For additional information regarding the Company’s allowance for loan losses, see “Loans and Allowance for Loan Losses.”

Non-Interest Income

The following table presents the major components of non-interest income for the years indicated.

	2011	2010
	(In Thousands of Dollars)
Service Charges and Other Fees on Deposit Accounts	$2,888	$3,061
Credit Life Insurance Commissions and Fees	924	939
Bank-Owned Life Insurance	482	503
Investment Securities Gains, Net	2,550	257
Other Income	1,884	5,406

Total Non-Interest Income	$8,728	$10,166

Total non-interest income decreased $1.4 million, or 14.1%, in 2011 compared to 2010. Service charges and fees on deposit accounts decreased $173,000, or 5.7%, in 2011, compared to 2010. In 2011, fees generated from customer overdrafts and non-sufficient funds decreased $196,000, and regular account service charges decreased $45,000. The decrease in overdraft and non-sufficient funds charges can be attributed to a change in the regulations that prohibit the Bank from assessing these charges for certain non-recurring electronic transactions. Regular account service charges continued to decline as customers switched from accounts with a monthly service charge to a no-service charge account. This no-service charge account, introduced in the fourth quarter of 2007, has allowed the Bank to attract new customers and has otherwise been profitable by requiring electronic statements and encouraging ATM and debit card use, which generates additional fees.

Fees and commissions from the sale of credit life insurance declined $15,000 in 2011, compared to a decline of $58,000 in 2010. Lower consumer loan demand experienced in 2011 was the cause for the decline in insurance fees. Approximately 97% of these commissions are generated from loans originated at ALC. Consumer loans originated at ALC represent 71% of the Company’s consumer loan portfolio. These types of loans traditionally generate the majority of credit life sales and are expected to be the primary focus at ALC.

Earnings from the Company’s bank-owned life insurance policies decreased $21,000, or 4.2%, during 2011, compared to an increase of 3.3% in 2010. The return on these policies was affected by the low interest rate environment in 2011. Income generated on these policies will always be affected as market interest rates change.

Net gains on security sales were $2.6 million and $257,000 in 2011 and 2010, respectively. Income generated in the area of securities gains and losses is dependent on factors that include investment portfolio strategies, interest rate changes and asset liability management strategies. All of the investment securities are maintained at the Bank, with the exception of $75,000 at FUSB Reinsurance.

Other income includes fee income generated from other banking services, such as letters of credit, ATMs, debit and credit cards, check cashing and wire transfers. Other income decreased $3.5 million, or 65.1%, in 2011, compared to an increase of 34.4% in 2010. ATM and debit card fees increased $88,000, or 26.5%, in 2011 and $17,000, or 3.5%, in 2010, as use of these products increased. These fees are generated entirely at the Bank. Included in other income for 2010 was the non-recurring $4.2 million in proceeds from an insurance settlement received in the first quarter of 2010.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years indicated.

	Year Ended December 31,
	2011	2010
	(In Thousands of Dollars)
Salaries and Employee Benefits	$14,491	$13,765
Occupancy	1,922	1,860
Furniture and Equipment	1,283	1,260
Impairment on Limited Partnerships	76	250
Legal, Accounting and Other Professional Fees	1,429	1,569
Stationery and Supplies	538	546
Telephone/Communication	686	664
Advertising	389	397
Collection and Recovery	516	523
Impairment on Other Real Estate	6,390	3,538
Impairment of Goodwill	4,098	—
Realized Loss on Sale of OREO	1,607	1,675
FDIC Insurance Assessments	835	1,056
Other	6,028	5,019

Total Non-Interest Expense	$40,288	$32,122

Efficiency Ratio	91.5%	71.5%
Total Non-Interest Expense to Average Assets	6.4%	4.8%

Non-interest expense increased $8.2 million, or 25.4%, to $40.3 million in 2011, from $32.1 million in 2010. The increase in 2011 was due primarily to the impairment loss on OREO of $6.4 million and impairment of goodwill of $4.1 million. Impairment write down of OREO increased $2.9 million in 2011 compared to 2010. Impairment on OREO at the Bank was $5.0 million and $1.4 million at ALC for 2011, compared to $2.9 million at the Bank and $0.6 million at ALC in 2010. The severely depressed real estate market, along with the continued decline in real estate values, have had a negative effect on these expenses. If the economy remains weak and real estate values continue to decline, further impairment and losses could result.

Premiums paid to the FDIC in the form of deposit assessments decreased slightly in 2011 compared to 2010. These assessments were $835,000 in 2011, compared to $1.1 million in 2010. Estimated assessments for 2012 are $1.0 million.

Salaries and employee benefits expense increased $726,000, or 5.3%, in 2011, compared to an increase of 1.3% in 2010. In 2011, salary expense increased $175,000, or 1.6%, health insurance expense increased $370,000, or 30.2%, and all other compensation and benefit costs increased $180,000, or 13.8%, when compared with 2010. The increase in salary expense in 2011 was the result of normal merit raises and increased staffing. No incentive bonuses were awarded at the Company level, the Bank or ALC for 2011 and 2010, and no incentive plan has been approved for 2012. The Company had 297 full-time equivalent employees at December 31, 2011 and 2010.

The Bank invests in limited partnerships that operate qualified affordable housing projects. These partnerships receive tax benefits in the form of tax deductions from operating losses and tax credits. Although the Bank accounts for certain of these investments utilizing the cost method, management analyzes the Bank’s investments in limited partnerships for potential impairment on an annual basis. The investment balances in these partnerships were $1.5 million at December 31, 2011 and $1.8 million at December 31, 2010. Losses in these investments amounted to $76,000 and $250,000 for 2011 and 2010, respectively.

Provision for Income Taxes

A net operating loss before tax generated a tax benefit of $6.0 million for 2011, compared to a tax benefit of $3.0 million in 2010. The calculation of the income tax provision requires the use of estimates and judgments of management. As part of the Company’s overall business strategy, management must take into account tax laws and regulations that apply to specific tax issues faced by the Company in each year. This analysis includes an evaluation of the amount and timing of the realization of income tax assets or liabilities.

Management’s determination of the realization of the net deferred tax asset is based upon an evaluation of the four possible sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income, exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years; and 4) tax-planning strategies. In making a conclusion, management has evaluated the available positive and negative evidence impacting these sources of taxable income. The primary sources of positive and negative evidence impacting taxable income are summarized below:

Positive Evidence

•

History of earnings – The Company has a strong history of generating earnings and has demonstrated positive earnings in 17 of the last 20 years. There is sufficient taxable income in tax years 2009 and 2010 to fully absorb the expected 2011 taxable loss. Additionally, after carryback of the 2011 loss, the Company still has approximately $4.2 million in 2010 taxable income to carryback a loss from 2012 if necessary. In addition to the remaining taxable income available in a carryback year, the Company has a full 20-year carryforward period for federal tax purposes and eight years for the State of Alabama to absorb and use any operating losses triggered as a result of reversing deductible differences, such as loan charge-offs or sales of other real estate.

•

Creation of future taxable income – The Company has projected future taxable income that will be sufficient to absorb the remaining deferred tax assets after the reversal of future taxable temporary differences. The taxable income forecasting process utilizes the forecasted pre-tax earnings and adjusts for book-tax differences that will be exempt from taxation, primarily tax-exempt interest income and bank-owned life insurance, as well as temporary book-tax differences, including the allowance for loan losses. The projections relied upon for this process are consistent with those used from the Company’s financial forecasting process. Management believes that the projections resulting from the taxable income forecasting process are sound, however, there can be no assurance that such taxable income will be realized due to unanticipated changes in economic and competitive factors.

•

Strong capital position – At December 31, 2011, the Company had a Tier 1 capital ratio of 9.19% calculated as a percent of 2011 average assets, substantially above the 3.00% minimum standard to be considered well capitalized per regulatory guidelines. Also, the total capital ratio of 14.69% substantially exceeds the 8.00% minimum standard to be considered well capitalized.

•

Ability to implement tax-planning strategies – The Company has the ability to implement tax planning strategies to maximize the realization of deferred tax assets, such as the sale of assets. As an example, at December 31, 2011, the Company’s portfolio of securities available for sale had $4.8 million of gross unrealized pre-tax gains that could accelerate the recognition of the associated taxable temporary differences, which management would consider being a tax planning strategy to maximize the realization of the deferred tax assets that may expire unutilized.

The largest losses experienced were in one type of loan – real estate development. Of the loan loss provision expensed in 2010, 65.3%, or $12.5 million, was in the loan category of real estate loans on undeveloped land or residential lots. Of the loan loss provision expensed in 2011, 44.1%, or $8.3 million, was in the category of real estate development loans, raw land or residential lots. Impairment of OREO originated from these loans amounted to $2.1 million and $3.4 million for 2010 and 2011, respectively. Except in unusual circumstances, the Company no longer invests in these types of loans and is focused on managing this segment of the loan portfolio aggressively.

Negative Evidence

•

Cumulative loss position – The Company is currently in a three-year cumulative loss position. Excluding the goodwill impairment in 2011, as this item is nondeductible for income tax purposes, the cumulative continuing operations pre-tax loss position for 2009 through 2011 is $11.1 million. The cumulative loss primarily has resulted from the unprecedented provision for loan losses of $47.0 million during these periods, which management believes will continue to be reduced in future periods. During 2011, the provision for loan losses decreased $0.3 million to $18.8 million, as compared to the provision for loan losses of $19.1 million in 2010.

The Company believes that the positive evidence, when considered in its entirety, outweighs the negative evidence of recent pre-tax losses. See Note 2 “Summary of Significant Accounting Policies” and Note 12 “Income Taxes” to the consolidated financial statements for additional information about income taxes.

Loans and Allowance for Loan Losses

Total loans outstanding net of unearned interest decreased by $5.0 million in 2011, with a loan portfolio totaling $403.4 million as of December 31, 2011. Total loans at the Bank declined 0.7% to $321.7 million in 2011, representing 79.7% of the Company’s loans. Loans at ALC declined 3.5% to $81.7 million in 2011. For 2011, on an average basis, loans represented 70.9% of the Company’s earning assets and provided 87.5% of the Company’s interest income.

Real estate loans decreased 1.4% to $299.6 million in 2011. The Bank’s real estate loan portfolio is comprised of construction loans to both businesses and individuals for commercial and residential development, commercial buildings and apartment complexes, with most of this activity being commercial. Real estate loans also consist of other loans secured by real estate, such as one-to-four family dwellings, including mobile homes, loans on land only, multi-family dwellings, non-farm, non-residential real estate and home equity loans. Real estate loans at the Bank grew $2.4 million, or 0.9%, in 2011 to a balance of $259.1 million at December 31, 2011. Real estate loans at ALC are primarily secured by residential properties, mobile homes and land. These loans declined 13.9% to $40.5 million as of year end 2011. Real estate loans remain the largest component of the Company’s loan portfolio, comprising 73.4% of total loans outstanding.

Consumer loans represent the second largest component of the Company’s loan portfolio. These loans include loans to individuals for household, family and other personal expenditures, including credit cards and other related credit plans. Consumer loans increased $3.9 million at ALC and declined $2.3 million at the Bank during 2011. ALC’s consumer loans represent 70.8% of the total consumer loans, with a balance at year-end 2011 of $45.7 million. These loans at the Bank amounted to $18.9 million at December 31, 2011. The increase at ALC was the result of a shift of emphasis away from real estate loans to consumer loans.

Commercial, financial and agricultural loans decreased by 3.0% during 2011 to $43.1 million at December 31, 2011. Loans to tax exempt entities, such as municipalities and counties, increased $2.8 million in 2011 and decreased $732,000 in 2010. All other commercial loans declined $4.1 million in 2011. All of the commercial loans originated at the Bank.

The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio and changes in its risk profile, credit concentrations, historical trends and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually-identified impaired loans may be measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision and added to the allowance for loan losses. Large pools of smaller balance, homogeneous loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical charge-off trends, trends in the economy and other factors. Though management believes the allowance for loan losses to be adequate, taking into consideration the views of regulators, the current economic environment and the amount of subjective judgment involved in the calculation, there can be no assurance that the allowance for loan losses is sufficient, and ultimate losses may vary from their estimates. Estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings during the periods in which they become known.

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

ALC’s management oversees its loan portfolio through a loan committee comprised of members of ALC’s Board of Directors and ALC’s district and office managers. This Committee is aided by a formal loan policy, which is reviewed at least annually with revisions made as directed by ALC’s Board of Directors and Management. ALC’s individual branches are supervised by three district managers who report to the ALC COO. Because of the very nature of ALC’s business, many of the borrowers served by ALC could be deemed to demonstrate some of the same characteristics as subprime borrowers. Although the Company and ALC believe that serving the communities in which ALC is located includes service to these customers, ALC’s loan committee and loan officers remain diligent in making careful loan decisions based on the criteria set forth in ALC’s loan policy.

The following table shows the Company’s loan distribution as of December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
		(Restated)
	(In Thousands of Dollars)
Real Estate	$299,594	$303,719
Installment (Consumer)	65,483	64,912
Commercial, Financial and Agricultural	43,060	44,392
Less: Unearned Interest, Commissions and Fees	(4,786)	(4,609)

Total	$403,351	$408,414

The amounts of total loans (excluding installment loans) outstanding at December 31, 2011, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years and (3) more than five years, are shown in the following table.

	Maturing
	Within One Year	After One but Within Five Years	After Five Years	Total
	(In Thousands of Dollars)
Commercial, Financial and Agricultural	$24,825	$18,155	$80	$43,060
Real Estate-Mortgage	135,447	121,966	42,181	299,594

Total	$160,272	$140,121	$42,261	$342,654

Variable rate loans totaled approximately $69.9 million and are included in the one-year category.

Non-Performing Assets

Accruing loans past due 90 days or more at December 31, 2011 declined to $2.3 million, a decrease of $2.9 million compared to 2010. Accruing loans past due 90 days or more at the Bank declined $2.4 million to $0.2 million at December 31, 2011. These loans at ALC declined $0.5 million to $2.1 million over the same period. These loans are closely monitored, and, if any deterioration in the borrowers ability to pay occurs, they are placed on non-accrual status.

Impaired loans totaled $61.9 million and $51.0 million as of December 31, 2011 and 2010. The increase in impaired loans at December 31, 2011 was caused by several large commercial real estate loans being considered impaired at year-end 2011. The decline in real estate values and the severely depressed real estate market have affected the value of the underlying collateral and the borrowers’ ability to service the debt on these loans. There was approximately $11.1 million and $12.6 million in the allowance for loan losses specifically allocated to these impaired loans at December 31, 2011 and 2010. Loans totaling $34.6 million and $18.4 million for 2011 and 2010, although considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, have no measurable impairment, and no allowance for loan losses is specifically allocated to these loans. The average recorded investment in impaired loans for 2011 and 2010 was approximately $49.5 million and $37.0 million. Income recognized on impaired loans amounted to approximately $2.2 million in 2011 and $2.0 million in 2010.

Non-performing assets as a percentage of loans net of unearned interest and other real estate was 8.5% at December 31, 2011, compared to 10.2% at December 31, 2010. Non-performing assets decreased $8.8 million in 2011 compared to 2010, loans on non-accrual increased $2.9 million and loans past due 90 days or more declined $2.9 million. Other real estate acquired in settlement of loans consisted of 17 residential properties and 66 commercial properties totaling $12.6 million at the Bank and 120 residential properties and 16 commercial properties totaling $4.2 million at ALC. Management is making every effort to dispose of these properties in a timely manner, but the national economic downturn and the severely depressed real estate market are negatively impacting this process. Management reviews these loans and reports to the Bank’s Board of Directors monthly.

The following table presents information on non-performing loans and real estate acquired in settlement of loans.

	December 31,
	2011	2010
		(Restated)
	(In Thousands of Dollars)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$16,502	$13,572
Accruing Loans Past Due 90 Days or More	2,332	5,237
Real Estate Acquired in Settlement of Loans	16,774	25,632

Total	$35,608	$44,441

Non-Performing Assets as a Percent of Net
Loans and Other Real Estate	8.48%	10.24%

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2011	2010
		(Restated)
	(In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis	$16,502	$13,572
Interest Income That Would Have Been Recorded Under Original Terms	1,460	799
Interest Income Reported and Recorded During the Year	36	88

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for the two years indicated.

	December 31,
	2011		2010
			(Restated)
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans In Each Category To Total Loans
	(In Thousands of Dollars, Except Percentages)
Commerical, Financial and Agricultural	$1,145	11%	$988	10%
Real Estate	18,163	73	16,811	74
Installment (Consumer)	2,959	16	3,137	16

Total	$22,267	100%	$20,936	100%

In establishing the allowance for loan losses, management created the following risk groups for evaluating the loan portfolio:

•	Large classified loans and impaired loans are evaluated individually, with specific reserves allocated based on management’s review, consistent with ASC Topic 310.

•

The allowance for large pools of smaller-balance, homogeneous loans is based on such factors as changes in the nature and volume of the portfolio, overall portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrowers’ ability to pay, consistent with ASC Topic 450.

Net charge-offs as shown in the “Summary of Loan Loss Experience” table below indicate the trend for the last two years.

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for each of the two years indicated.

	December 31,
	2011	2010
		(Restated)
	(In Thousands of Dollars)
Balance of Allowance for Loan Loss at Beginning of Period	$20,936	$10,004
Charge-Offs:
Commercial, Financial and Agricultural	(407)	(773)
Real Estate-Mortgage	(14,938)	(5,705)
Installment (Consumer)	(3,413)	(2,863)
Credit Cards	(3)	(1)

	(18,761)	(9,342)
Recoveries:
Commercial, Financial and Agricultural	152	82
Real Estate-Mortgage	310	290
Installment (Consumer)	828	770
Credit Cards	—	1

	1,290	1,143
Net Charge-Offs	(17,471)	(8,199)
Provision for Loan Losses	18,802	19,131

Balance of Allowance for Loan Loss at End of Period	$22,267	$20,936

Ratio of Net Charge-Offs During Period to Average Loans Outstanding	4.30%	1.99%

Investment Securities Available-for-Sale and Derivative Instruments

Investment securities, which are classified as available-for-sale, are carried at fair value. They include mortgage-backed securities, obligations of states, counties and political subdivisions, U.S. treasury and government sponsored agency securities and other securities. Investment securities held-to-maturity consists of obligations of states, counties and political subdivisions and are carried at cost. Investment securities declined from $137.1 million at December 31, 2010 to $123.3 million at December 31, 2011.

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

The composition of the Bank’s investment portfolio reflects the Bank’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Bank’s investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling the Bank’s interest rate position, while at the same time producing adequate levels of interest income. As of December 31, 2011, the investment portfolio had an estimated average maturity of 3.1 years.

Fair market values of securities can vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on liquidity or other funding needs. There were net unrealized gains, net of tax, of $3.0 million in the securities portfolio on December 31, 2011, versus $3.4 million net unrealized gains, net of tax, at year-end 2010.

Investment Securities

The following table sets forth the amortized costs of investment securities, as well as their fair value and related unrealized gains or losses on the dates indicated.

	Available-for-Sale
	December 31,
	2011	2010
	(In Thousands of Dollars)
Mortgage-Backed Securities	$96,104	$108,410
Obligations of States, Counties and Political Subdivisions	14,684	21,797
U.S. Treasury and Government Sponsored Agency Securities	6,565	80
Other Securities	9	132

Total Book Value	117,362	130,419

Net Unrealized Gains	4,808	5,458

Total Market Value	$122,170	$135,877

	Held-to-Maturity
	December 31,
	2011	2010
	(In Thousands of Dollars)
Obligations of States, Counties and Political Subdivisions	$1,170	$1,210

Total Book Value	$1,170	$1,210

Investment Securities Maturity Schedule

	Stated Maturity as of December 31, 2011
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands of Dollars, Except Yields)
Investment Securities Available-for- Sale:
U.S. Treasury and Government Sponsored Agency Securities	$75	0.63%	$—	0.00%	$—	0.00%	$6,509	2.08%
State, County and Municipal Obligations	859	5.90	2,239	6.27	3,223	5.43	10,736	6.05
Mortgage-Backed Securities	6	4.13	2,756	3.29	28,409	3.31	68,520	2.70

Total	$940	5.47%	$4,995	4.63%	$31,632	3.53%	$85,765	3.07%

Total Securities With Stated Maturity							$123,332	3.27%
Equity Securities							10	3.78

Total							$123,342	3.27%

Available-for-sale securities are stated at fair value and tax equivalent market yields.

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2011	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Maturing in 3 months or less	$567	0.46%
Maturing in greater than 3 months to 1 year	373	0.30
Maturing in greater than 1 to 3 years	1,619	1.31
Maturing in greater than 3 to 5 years	3,376	2.74
Maturing in greater than 5 to 15 years	70,322	57.02
Maturing in over 15 years	47,075	38.17

Total	$123,332	100.00%

The following marketable equity securities, in thousands of dollars, have been excluded from the above maturity summary due to no stated maturity date.

Mutual Funds	$10

Condensed Portfolio Repricing Schedule

Repricing Summary as of December 31, 2011	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Repricing in 30 days or less	$5,852	4.74%
Repricing in 31 days to 1 year	1,589	1.29
Repricing in greater than 1 to 3 years	1,609	1.30
Repricing in greater than 3 to 5 years	6,628	5.37
Repricing in greater than 5 to 15 years	70,745	57.37
Repricing in over 15 years	36,909	29.93

Total	$123,332	100.00%

Repricing in 30 days or less does not include:
Mutual Funds		$10

The tables above reflect all securities at market value on December 31, 2011.

Security Gains

Non-interest income from securities transactions was a gain for the years ended December 31, 2011 and 2010. Transactions affecting the Bank’s investment portfolio are directed by the Bank’s asset and liability management activities and strategies. Although short-term losses may occur from time to time, the “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

The table below shows the associated net gains for the years ended December 31, 2011 and 2010.

	December 31,
	2011	2010
Investment Securities	$2,549,963	$256,635

Volumes of sales, as well as other information regarding investment securities, are discussed further in Note 4, “Investment Securities,” in the “Notes to Consolidated Financial Statements.”

Long-Lived Assets

The Company’s long-lived assets consist of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”). Goodwill totaled $0 and $4.1 million at December 31, 2011 and 2010, respectively. It is tested for impairment on an annual basis or more often if events and circumstances indicate that impairment may exist.

A test of goodwill for impairment consists of two steps in which the need for recognition is determined in Step One. In Step Two, the measurement of the actual impairment to be recognized, if deemed required by Step One, is calculated. The Company tested its goodwill as of October 31, 2011, which indicated impairment of all of the $4.1 million of goodwill reported by the Company. Refer to the discussion of intangible assets in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for a discussion of these approaches and Note 7, “Goodwill and Intangible Assets,” for a discussion of the assumptions.

Deposits

Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. The Company’s core deposits totaled $391.4 million, or 74.3% of total deposits, at December 31, 2011 and totaled $377.1 million, or 74.9% of total deposits, at December 31, 2010.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future, although economic and competitive factors could affect this funding source. The Company’s loan-to-deposit ratio was 72.3% at December 31, 2011 and 77.0% at the end of 2010.

Time deposits in excess of $100,000 and brokered deposits increased 7.38% to $135.7 million as of December 31, 2011. Included in these large deposits are $35.3 million in brokered certificates of deposit at year-end 2011, compared with $33.4 million at year-end 2010. Management has used brokered deposits as a funding source when rates and terms are more attractive than other funding sources.

The sensitivity of the Bank’s deposit rates to changes in market interest rates is reflected in its average interest rate paid on interest-bearing deposits. During 2011, although market interest rates remained unchanged, the Bank’s average rate on interest bearing deposits declined from 1.7% in 2010 to 1.35% in 2011, as longer-term certificates of deposit matured and repriced at lower rates.

Management, as part of an overall program to emphasize the growth of transaction deposit accounts, continues to promote online banking and an online bill paying program, as well as enhance the telephone-banking product. In addition, continued effort is being placed on deposit promotions, direct-mail campaigns and cross-selling efforts.

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods in the following table.

	December 31,
	2011		2010
	Amount	Rate	Amount	Rate
	(In Thousands of Dollars, Except Percentages)
Non-Interest Bearing Demand Deposit Accounts	$59,142		$58,503
Interest-Bearing Demand Deposit Accounts	120,166	0.84%	116,020	1.02%
Savings Deposits	54,988	0.64	50,637	0.69
Time Deposits	287,907	1.70	292,237	2.08

Total	$522,203	1.35%	$517,397	1.66%

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2011 are summarized as follows:

Maturities	Time Certificates of Deposit
3 Months or Less	$24,515,719
Over 3 Through 6 Months	25,684,373
Over 6 Through 12 Months	45,276,991
Over 12 Months	40,231,338

Total	$135,708,421

Other Borrowings

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, treasury, tax and loan deposits and Federal Home Loan Bank (“FHLB”) advances. This category continues to be utilized as an alternative source of funds. During 2011, the average other interest-bearing liabilities represented 5.0% of the average total interest-bearing liabilities, compared to 10.8% in 2010. The advances from the FHLB are an alternative to funding sources with similar maturities, such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Average treasury, tax and loan deposits increased from $387,210 in 2010 to $432,399 in 2011. Securities sold under agreements to repurchase averaged $298,290 in 2010 and $449,215 in 2011. For additional information and discussion of these borrowings, refer to Notes 10 and 11, “Short-Term Borrowings” and “Long-Term Debt,” respectively, in the “Notes to Consolidated Financial Statements.”

The following table shows information for the last two years regarding the Bank’s short- and long-term borrowings consisting of treasury, tax and loan deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings from the FHLB.

	Short-Term Borrowings Maturity Less Than One Year	Long-Term Borrowings Maturity One Year or Greater
	(In Thousands of Dollars, Except Percentages)
Year-Ended December 31:
2011	$356	$20,000
2010	970	30,000
Weighted Average Interest Rate at Year-End:
2011	2.00%	2.17%
2010	0.40	3.58
Maximum Amount Outstanding at Any Month’s End:
2011	$1,595	$30,000
2010	1,588	85,000
Average Amount Outstanding During the Year:
2011	$884	$23,370
2010	688	54,877
Weighted Average Interest Rate During the Year:
2011	0.77%	3.12%
2010	0.75	4.50

Shareholders’ Equity

The Company has always placed great emphasis on maintaining its strong capital base. At December 31, 2011, shareholders’ equity totaled $66.2 million, or 10.6% of total assets, compared to 12.0% for year-end 2010. This level of equity should indicate to the Company’s shareholders, customers and regulators that Bancshares is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

Although shareholders’ equity is well above minimum regulatory capital levels, it has been eroded by operating losses over the last two years. Refer to the Consolidated Statements of Shareholders’ Equity in the financial statements for a complete description of the changes to the components of shareholders’ equity for 2011 and 2010.

In connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, 275 shares were purchased in 2011, and 6,570 shares were purchased in 2010. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. For more information related to this plan, see Note 14, “Long-Term Incentive Compensation Plan,” in the “Notes to Consolidated Financial Statements.”

Bancshares initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. In December 2007, 2008, 2009, 2010 and 2011, the Board of Directors extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2012. There are 242,303 shares available for repurchase under this plan, at management’s discretion.

Total cash dividends declared during 2011 were $241,000, or $0.04 per share, paid for the first quarter of 2011, compared to $0.44 per share in 2010. It has been the Company’s policy to pay dividends out of current earnings. No other dividends were declared in 2011 due to the operating loss and management’s desire to preserve capital. The Company’s Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends.

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

Risk-Based Capital Requirements

	Minimum Regulatory Requirements	Well- Capitalized Regulatory Requirements	Bancshares’ Ratio at December 31, 2011
Total Capital to Risk-Adjusted Assets	8.00%	10.00%	14.69%
Tier I Capital to Risk-Adjusted Assets	4.00%	6.00%	13.39%
Tier I Leverage Ratio	3.00%	5.00%	9.19%

The Bank exceeded the ratios required for well-capitalized banks, as defined by federal banking regulators, in addition to meeting the minimum regulatory ratios.

Ratio Analysis

The following table presents operating and equity performance ratios for each of the last two years.

	December 31,
	2011	2010
		(Restated)
Return on Average Assets	(1.45)%	(0.47)%
Return on Average Equity	(11.76)%	(3.82)%
Cash Dividend Payout Ratio	N/A	N/A
Average Equity to Average Assets Ratio	12.33%	12.42%

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments and maturities of loans and maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $172.3 million at December 31, 2011.

Investment securities forecasted to mature or reprice over the twelve months ending December 31, 2012 are estimated to be more than $7.5 million, or about 6.0%, of the investment portfolio as of December 31, 2011. For comparison, principal payments on investment securities totaled $39.7 million in 2011.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of December 31, 2011, the bond portfolio had an expected average maturity of 3.14 years, and approximately 74.7% of the $123.3 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Bank, at December 31, 2011, had long-term debt and short-term borrowings that, on average, represented 3.9% of total liabilities and equity, compared to 8.3% at year-end 2010.

The Bank currently has up to $166.5 million in additional borrowing capacity from the FHLB and $7.8 million in established federal funds lines.

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

Gap analysis is the simplest representation of the Bank’s interest rate sensitivity. However, it cannot reveal the impact of factors, such as administered rates, pricing strategies on consumer and business deposits, changes in balance sheet mix or the effect of various options embedded in balance sheet instruments, such as refinancing rates within the loan and bond portfolios.

The accompanying table shows the Bank’s interest rate sensitivity position at December 31, 2011, as measured by Gap analysis. Over the next 12 months, approximately $28.7 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. This analysis indicates that the Bank has a negative gap within the next 12-month range.

Simple Gap analysis is no longer considered to be as accurate a tool for measuring interest rate risk as pro forma income simulation because it does not make an allowance for how much an item reprices as interest rates change, only that it is possible that the item could reprice. Accordingly, the Bank does not rely solely on Gap analysis but instead measures changes in net interest income and net interest margin through income simulation over +/-1%, 2% and 3% interest rate shocks. Our estimates have consistently shown that the Bank has very limited, if any, net interest margin and net interest income risk to rising interest rates.

Maturity and Repricing Report

	December 31, 2011
	(In Thousands of Dollars, Except Percentages)
	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Earning Assets:
Loans (Net of Unearned Income)	$93,784	$78,504	$172,288	$182,006	$49,057	$—	$403,351
Investment Securities	7,067	1,588	8,655	8,236	106,450	—	123,341
Federal Home Loan Bank Stock	2,861	—	2,861	—	—	—	2,861
Interest-Bearing Deposits in Other Banks	43,306	—	43,306	—	—	—	43,306

Total Earning Assets	$147,018	$80,092	$227,110	$190,242	$155,507	$—	$572,859
Percent of Total Earning Assets	25.7%	14.0%	39.7%	33.2%	27.1%	0.0%	100.0%
Interest-Bearing Liabilities:
Interest-Bearing Deposits and Liabilities
Demand Deposits	$24,551	$—	$24,551	$98,203	$—	$—	$122,754
Savings Deposits	11,630	—	11,630	46,518	—	—	58,148
Time Deposits	63,617	145,663	209,280	77,772	—	—	287,052
Borrowings	356	10,000	10,356	10,000	—	—	20,356
Non-Interest-Bearing Liabilities:
Demand Deposits	$—	$—	$—	$—	$—	$59,119	$59,119

Total Funding Sources	$100,154	$155,663	$255,817	$232,493	$—	$59,119	$547,429
Percent of Total Funding Sources	18.3%	28.4%	46.7%	42.5%	0.0%	10.8%	100.0%
Interest-Sensitivity Gap (Balance Sheet)	$46,864	$(75,571)	$(28,707)	$(42,251)	$155,507	$(59,119)	$25,430
Derivative Instruments	$—	$—	$—	$—	$—	$—	$—
Interest-Sensitivity Gap	$46,864	$(75,571)	$(28,707)	$(42,251)	$155,507	$(59,119)	$25,430
Cumulative Interest-Sensitivity Gap	$46,864	$(28,707)	N/A	$(70,958)	$84,549	$25,430	$50,860

	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years		Over 5 Years Non-Rate Sensitive	Total
Ratio of Earning Assets to Funding Sources and Derivative Instruments	1.47%	0.51%	0.89%	0.82%		2.63%	1.00%
Cumulative Ratio	1.47%	0.89%	N/A	0.85%		1.05%	1.05%

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, the Bank simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin. The tables below depict how, as of December 31, 2011, pre-tax net interest margins and pre-tax net income are forecast to change over time frames of six months, one year, two years and five years under the six listed interest rate scenarios. The interest rate scenarios are immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	19	17	17	20
+2%	24	20	19	26
+3%	25	19	17	27
-1%	-5	-3	-1	2
-2%	-11	-13	-14	-15
-3%	-13	-19	-23	-25

Change in Net Interest Income from Level Interest Rate Forecast (dollars, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$605,866	$1,114,223	$2,186,560	$6,590,553
+2%	772,948	1,320,279	2,453,585	8,350,197
+3%	816,852	1,247,994	2,131,592	8,661,357
-1%	(157,825)	(173,992)	(78,861)	788,296
-2%	(349,372)	(839,845)	(1,856,478)	(4,881,557)
-3%	(434,136)	(1,215,489)	(2,925,509)	(8,034,414)

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

Market Value of Equity and Estimated Modified Duration of Assets, Liabilities and Equity Capital

The table below is a summary of expected market value changes for the Company’s assets, liabilities and equity capital, expressed both in dollar terms and as a percentage of tier one equity.

	+1%	+2%	+3%	-1%	-2%	-3%
Asset Modified Duration	2.44%	4.82%	7.23%	3.56%	7.40%	11.43%
Liability Modified Duration	3.27%	5.84%	8.22%	3.32%	8.16%	13.44%
Modified Duration Mismatch	-0.83%	-1.02%	-0.99%	0.24%	-0.76%	-2.01%
Estimated Change in Market Value of Equity (Pre-Tax)	$5,333,835	$6,506,795	$6,457,892	$1,568,279	$(4,794,910)	$(12,899,600)
Change in Market Value of Equity / Tier One Equity Capital (Pre-Tax)	9.22%	11.40%	11.31%	2.74%	-8.40%	-22.60%

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

The following table summarizes the Company’s contractual obligations as of December 31, 2011.

	Payment Due by Period
	(In Thousands of Dollars)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Time Deposits	$287,052	$209,280	$50,134	$27,638	$—
Long-Term Debt*	20,000	10,000	10,000	—	—
Commitments to Extend Credit	45,736	40,018	—	—	5,718
Operating Leases	1,154	332	539	233	50
Standby Letters of Credit	1,172	1,122	50	—	—

Total	$355,114	$260,752	$60,723	$27,871	$5,768

*	Long-term debt consists of FHLB fixed-rate advances totaling $20.0 million.

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are considered material, other than “Operating Leases,” included in Note 18, and “Guarantees, Commitments and Contingencies,” included in Note 19 of the “Notes to Consolidated Financial Statements.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, Bancshares is not required to provide this information.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting is not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company, as a smaller reporting company, to provide only management’s report on internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

United Security Bancshares, Inc.

We have audited the accompanying consolidated statements of condition of United Security Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the third paragraph of Note 1 to the consolidated financial statements, the previously issued consolidated financial statements as of and for the year ended December 31, 2010, were restated for the correction of an error.

/s/ Carr, Riggs & Ingram, LLC

Dothan, Alabama

March 30, 2012

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2011 AND 2010

	2011	2010
		(Restated)
ASSETS
CASH AND DUE FROM BANKS	$9,490,652	$10,330,074
INTEREST-BEARING DEPOSITS IN OTHER BANKS	43,305,910	3,201,336

Total cash and cash equivalents	52,796,562	13,531,410
INVESTMENT SECURITIES AVAILABLE-FOR-SALE, at fair market value	122,170,498	135,877,221
INVESTMENT SECURITIES HELD TO MATURITY, at amortized cost	1,170,000	1,210,000
FEDERAL HOME LOAN BANK STOCK, at cost	2,861,400	5,093,000
LOANS, net of allowance for loan losses of $22,266,679 and $20,935,944, respectively	381,084,666	387,477,964
PREMISES AND EQUIPMENT, net of accumulated depreciation of $17,190,394 and $19,372,174, respectively	9,049,301	16,608,912
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	12,921,885	12,498,892
ACCRUED INTEREST RECEIVABLE	3,957,755	5,110,400
GOODWILL	—	4,097,773
INVESTMENT IN LIMITED PARTNERSHIPS	1,456,218	1,766,079
OTHER REAL ESTATE OWNED	16,774,426	25,631,539
OTHER ASSETS	17,566,971	12,836,109

TOTAL ASSETS	$621,809,682	$621,739,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Demand, non-interest-bearing	$59,118,973	$54,491,996
Demand, interest-bearing	122,754,305	116,532,466
Savings	58,147,567	49,891,204
Time, $100,000 and over	135,708,421	126,383,297
Other time	151,343,656	156,230,932

Total deposits	527,072,922	503,529,895
ACCRUED INTEREST EXPENSE	790,209	2,235,389
OTHER LIABILITIES	7,383,466	10,481,143
SHORT-TERM BORROWINGS	355,787	970,433
LONG-TERM DEBT	20,000,000	30,000,000

TOTAL LIABILITIES	555,602,384	547,216,860

COMMITMENTS AND CONTINGENCIES (SEE NOTE 19)
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 10,000,000 shares authorized; 7,322,560 shares issued; 6,015,737 shares and 6,011,012 shares outstanding for December 31, 2011 and 2010, respectively	73,225	73,175
Surplus	9,258,579	9,233,279
Accumulated other comprehensive income, net of tax	3,004,690	3,411,504
Retained earnings	75,091,458	84,407,676
Treasury stock, 1,306,823 and 1,306,548 shares at cost for 2011 and 2010, respectively	(21,208,161)	(21,205,052)
Noncontrolling interest	(12,493)	(1,398,143)

TOTAL SHAREHOLDERS’ EQUITY	66,207,298	74,522,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$621,809,682	$621,739,299

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
		(Restated)
INTEREST INCOME:
Interest and fees on loans	$37,063,641	$38,085,738
Interest on investment securities:
Taxable	4,244,925	5,796,245
Tax-exempt	936,546	883,398
Other interest and dividends	100,914	62,374

Total interest income	42,346,026	44,827,755
INTEREST EXPENSE:
Interest on deposits	6,260,341	7,600,004
Interest on short-term borrowings	6,841	5,139
Interest on long-term debt	751,277	2,467,519

Total interest expense	7,018,459	10,072,662

NET INTEREST INCOME	35,327,567	34,755,093
PROVISION FOR LOAN LOSSES	18,802,128	19,130,555

Net interest income after provision for loan losses	16,525,439	15,624,538
NON-INTEREST INCOME:
Service and other charges on deposit accounts	2,888,237	3,061,114
Credit life insurance income	923,564	939,464
Investment securities gains, net	2,549,963	256,635
Other income	2,366,049	5,908,837

Total non-interest income	8,727,813	10,166,050
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,491,123	13,765,585
Occupancy expense	1,921,514	1,859,674
Furniture and equipment expense	1,282,676	1,259,852
Impairment on other real estate	6,389,774	3,537,982
Impairment of goodwill	4,097,773	—
Loss on sale of other real estate	1,606,902	1,675,074
Other expense	10,497,508	10,024,249

Total non-interest expense	40,287,270	32,122,416

LOSS BEFORE INCOME TAXES	(15,034,018)	(6,331,828)
BENEFIT FROM INCOME TAXES	(5,958,308)	(3,025,753)

NET LOSS	$(9,075,710)	$(3,306,075)

Less: Net Loss Attributable to Noncontrolling Interest	(763)	(125,294)

NET LOSS ATTRIBUTABLE TO USBI	$(9,074,947)	$(3,180,781)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,011,520	6,013,944

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO USBI PER SHARE	$(1.51)	$(0.53)

DIVIDENDS PER SHARE	$0.04	$0.44

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, December 31, 2009	$73,175	$9,233,279	$4,315,315	$90,242,445	$(21,127,426)	$(1,272,849)	$81,463,939
Net loss attributable to USBI (as Restated)	—	—	—	(3,180,781)	—	—	(3,180,781)
Other comprehensive loss	—	—	(903,811)	—	—	—	(903,811)
Dividends paid	—	—	—	(2,653,988)	—	—	(2,653,988)
Purchase of treasury stock (6,570 shares)	—	—	—	—	(77,626)	—	(77,626)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(125,294)	(125,294)

BALANCE, December 31, 2010 (as Restated)	$73,175	$9,233,279	$3,411,504	$84,407,676	$(21,205,052)	$(1,398,143)	$74,522,439
Net loss attributable toUSBI	—	—	—	(9,074,947)	—	—	(9,074,947)
Other comprehensive loss	—	—	(406,814)	—	—	—	(406,814)
Dividends paid	—	—	—	(241,271)	—	—	(241,271)
Purchase of treasury stock (275 shares)	—	—	—	—	(3,109)	—	(3,109)
Stock award under employment contract	50	25,300	—	—	—	—	25,350
Net loss attributable to noncontrolling interest	—	—	—	—	—	(763)	(763)
Deconsolidation of VIE	—	—	—	—	—	1,386,413	1,386,413

BALANCE, December 31, 2011	$73,225	$9,258,579	$3,004,690	$75,091,458	$(21,208,161)	$(12,493)	$66,207,298

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
		(Restated)
Net loss attributable to USBI	$(9,074,947)	$(3,180,781)

Other comprehensive loss:
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax (benefits) of $712,136 and ($446,049)	1,186,913	(743,414)
Reclassification adjustment for net gains realized on available-for-sale securities realized in operations, net of tax of ($956,236) and ($96,238)	(1,593,727)	(160,397)

Other comprehensive loss	(406,814)	(903,811)

Comprehensive loss attributable to USBI	$(9,481,761)	$(4,084,592)

Net loss attributable to noncontrolling interest	(763)	(125,294)

Total comprehensive loss	$(9,482,524)	$(4,209,886)

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,075,710)	$(3,306,075)
Less net loss attributable to noncontrolling interest	(763)	(125,294)

Net loss attributable to USBI	(9,074,947)	(3,180,781)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	696,083	756,142
Provision for loan losses	18,802,128	19,130,555
Deferred income tax benefit	(2,664,672)	(5,176,607)
Amortization of goodwill	4,097,773	—
Gain on sale of securities, net	(2,549,963)	(256,635)
Loss (gain) on sale of fixed assets, net	(317,991)	236,697
Loss on sale of OREO	1,606,902	1,675,074
Impairment of OREO	6,389,774	3,537,982
Amortization of premium and discounts, net	715,045	749,419
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,152,645	(15,022)
Decrease (increase) in other assets	1,878,840	(2,677,079)
Decrease in accrued interest expense	(1,445,179)	(241,562)
(Decrease) increase in other liabilities	(2,853,588)	1,883,726

Net cash provided by operating activities	16,432,850	16,421,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(59,559,268)	(29,437,836)
Proceeds from sales of investment securities available-for-sale	31,264,308	14,015,103
Proceeds from maturities and prepayments of securities available-for-sale	43,185,697	72,360,070
Proceeds from maturities and prepayments of securities, held-to-maturity	40,000	40,000
Proceeds from redemption of Federal Home Loan Bank stock	2,231,600	607,400
Proceeds from the sale of other real estate	7,216,804	6,902,153
Net change in loan portfolio	(18,765,198)	(17,118,134)
Net decrease in federal funds sold	—	4,545,000
Purchase of premises and equipment, net	(500,898)	(349,195)
Proceeds received from deconsolidation of limited partnership	5,009,907	—

Net cash provided by investing activities	10,122,952	51,564,561

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	23,543,027	(9,523,546)
Net (decrease) increase in short-term borrowings	(614,646)	350,736
Proceeds from FHLB advances and other borrowings	10,000,000	—
Repayment of FHLB advances and other borrowings	(20,000,000)	(55,000,000)
Proceeds from issuance of common stock	25,350	—
Dividends paid	(241,272)	(2,653,988)
Purchase of treasury stock	(3,109)	(77,626)

Net cash provided by (used in) financing activities	12,709,350	(66,904,424)

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,265,152	1,082,046
CASH AND CASH EQUIVALENTS, beginning of year	13,531,410	12,449,364

CASH AND CASH EQUIVALENTS, end of year	$52,796,562	$13,531,410

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Restated Financial Data

Subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2010, management of the Company identified an error resulting in the understatement of the Company’s allowance for loan losses related to valuation assessments of impaired loans. As a result, the Company restated certain amounts in the accompanying 2010 consolidated financial statements to correct errors in previously reported amounts as described in Note 3. The restatement affected certain previously disclosed notes to the 2010 consolidated statements. See Note 2, “Summary of Significant Accounting Policies,” Note 3, “Restatement of 2010 Financial Statements,” Note 5, “Loans and Allowance for Loan Losses,” Note 12, “Income Taxes,” Note 15, “Shareholders’ Equity,” Note 16, “Segment Reporting,” Note 20, “Fair Value of Measurements,” Note 21, “United Security Bancshares, Inc. (Parent Company Only) Financial Information,” and Note 22, “Quarterly Data (Unaudited).”

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

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) represents FASB’s officially recognized source of authoritative accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way that companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content. The FASB uses Accounting Standards Updates (“ASUs”) to amend the ASC. The Company may refer to ASCs and ASUs throughout our interim and annual reports where deemed relevant and make general reference to pre-codification standards.

Use of Estimates

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with U.S. GAAP and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of condition and revenues and expenses for the period included in the consolidated statements of operations and of cash flows. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant changes in the near-term relate to the accounting for the allowance for loan losses, other real estate owned and deferred income taxes. In connection with the determination of the allowances for loan losses and other real estate owned, in some cases, management obtains independent appraisals for significant properties, evaluates the overall portfolio characteristics and delinquencies and monitors economic conditions.

A substantial portion of the Company’s loans are secured by real estate in its primary market area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a portion of the carrying amount of foreclosed real estate are susceptible to changes in economic conditions in the Company’s primary market.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, instruments with an original maturity of less than 90 days from issuance and amounts due from banks.

The Company is required to maintain clearing balances at the Federal Reserve Bank. The average amount of this clearing balance was $25,000 for December 31, 2011 and 2010.

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Cash paid during the period for:
Interest	$8,705,201	$10,314,224
Income taxes	520,498	1,314,279
Non-Cash Transactions:
Other Real Estate Acquired in Settlement of Loans	6,338,163	13,013,644

Revenue Recognition

The main source of revenue for the Company is interest revenue, which is recognized on an accrual basis calculated by non-discretionary formulas based on written contracts, such as loan agreements or securities

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

contracts. Loan origination fees are amortized into interest income over the term of the loan. Other types of non-interest revenue, such as service charges on deposits, are accrued and recognized into income as services are provided and the amount of fees earned is reasonably determinable.

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

Investment Securities

Securities may be held in three portfolios: trading account securities, held-to-maturity securities and securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no securities in its trading account at December 31, 2011 or 2010. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. When the fair value of a security falls below carrying value, an evaluation must be made to determine if the unrealized loss is a temporary or other-than-temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down by a charge to operations to the extent that the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income or loss. The Company uses a systematic methodology to evaluate potential impairment of its investments that considers, among other things, the magnitude and duration of the decline in fair value, the financial health of and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

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

Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company has used derivative instruments, which can include interest rate swaps, caps and floors. ASC Topic 815 Derivatives and

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Hedging requires all derivative instruments to be carried at fair value on the consolidated statements of condition. ASC Topic 815 provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under ASC Topic 815.

The Company designates the derivative on the date on which the derivative contract is entered into as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value hedge”) or (2) a hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow hedge”). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. The effective portion of the changes in the fair value of a derivative that is as highly effective as and that is designated and qualifies as a cash-flow hedge is recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). The remaining gain or loss on the derivative, if any, in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in operations.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges or cash-flow hedges to specific assets and liabilities on the consolidated statements of condition or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis (if the hedge does not qualify for short-cut accounting), whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) the derivative is redesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, hedge accounting is discontinued prospectively, and the derivative will continue to be carried on the consolidated statements of condition at its fair value with all changes in fair value being recorded in operations, but with no offsetting amount being recorded on the hedged item or in other comprehensive income or loss for cash-flow hedges.

The Company held no derivative instruments as of December 31, 2011 or 2010.

Loans and Interest Income

Loans are reported at principal amounts outstanding, adjusted for unearned income, net deferred loan origination fees and costs, purchase premiums and discounts, write-downs and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to yield of the related loans, on an effective yield basis.

Interest on all loans is accrued and credited to income based on the principal amount outstanding.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. The policy for interest recognition on impaired loans is consistent with the nonaccrual interest recognition policy. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is determined based on various components for individually impaired loans and for homogeneous pools of loans. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries by portfolio segment. The methodology for determining charge-offs is consistently applied to each segment. The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, and changes in its risk profile, credit concentrations, historical trends and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, loss experience and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings during periods in which they become known.

Long-Lived Assets

The Company adopted ASC Topic 350 Goodwill and Other Intangible Assets, which addresses how intangible assets that are acquired individually or with a group of assets should be accounted for in financial statements upon their acquisition. The literature also requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives but instead perform a two-step test in evaluation of the carrying value of goodwill on an annual basis for impairment. In Step Two, the measurement, of the actual impairment required by Step One, is calculated.

The Company had, upon adoption of this statement, $4.1 million in unamortized goodwill and, in accordance with this statement, performed a transition impairment test and an annual impairment analysis. Refer to Note 7 “Goodwill and Intangible Assets,” for further discussion of approaches and related assumptions used within the Company’s evaluation of the carrying value of goodwill as of December 31, 2011.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty years.

Other Real Estate

Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value based on appraised value, less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Other real estate aggregated amounted to $16,774,426 and $25,631,539 at December 31, 2011 and 2010, respectively. Transfers from loans to other real estate amounted to $6,338,163 in 2011 and $13,013,644 in 2010. Transfers from other real estate to loans amounted to $1,640,046 in 2011 and $106,182 in 2010. Other real estate sold amounted to $8,823,706 and $8,577,227 in 2011 and 2010, respectively.

Income Taxes

The Company accounts for income taxes on the accrual basis through the use of the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts and the basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

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

Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 method of presentation.

Subsequent Events

In accordance with the provisions of ASC 855, we have evaluated subsequent events through the filing date of the consolidated financial statements. No subsequent events requiring recognition or disclosure were identified, and, therefore, none were incorporated into the consolidated financial statements presented herein.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Net Loss Attributable to USBI Per Share

Basic net loss attributable to USBI per share is computed by dividing net loss attributable to USBI by the weighted average shares outstanding during the period. Diluted net loss attributable to USBI per share is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. There were no outstanding potentially dilutive instruments during the periods ended December 31, 2011 or 2010, and, therefore, basic and diluted weighted average shares outstanding were the same.

The following table represents the basic and diluted net loss attributable to USBI per share calculations for the years ended December 31, 2011 and 2010.

For the Years Ended:	Net Loss Attributable to USBI	Weighted Average Shares Outstanding	Basic and Diluted Net Loss Attributable to USBI Per Share
December 31, 2011	$(9,074,947)	6,011,520	$(1.51)

December 31, 2010, as Restated	$(3,180,781)	6,013,944	$(0.53)

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310: Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset, which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under this ASU, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 Loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 Loans that are accounted for individually would continue to be subject to TDR accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, was provided upon adoption of the ASU. This ASU became effective for the Company for interim and annual reporting periods beginning September 30, 2010 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU No. 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies which loan modifications constitute TDRs and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Company on July 1, 2011 and applies retrospectively to restructurings occurring on or after January 1, 2011. The Company is evaluating the impact that adoption will have on its consolidated financial statements.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends existing standards to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income; each component of other comprehensive income along with a total for other comprehensive income; and a total amount for comprehensive income. Any changes pursuant to the options allowed in the amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is evaluating its timing of and the impact of adoption but will adopt the amendments retrospectively by the effective date.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is evaluating the impact that adoption will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact that adoption will have on its consolidated financial statements.

3.   RESTATEMENT OF 2010 FINANCIAL STATEMENTS

The Company concluded on May 10, 2011 to restate the Company’s audited consolidated financial statements as of December 31, 2010 (the “Restatement’) to correct errors in previously reported amounts. The Restatement related to valuation assessments of impaired loans resulting from updated appraisals obtained on several impaired commercial real estate loans. These updated appraisals were not made available to management in a timely manner to allow for the timely evaluation of property value deteriorations identified from the updated appraisals. Accordingly, the December 31, 2010 consolidated financial statements were restated to account for these reassessments. The effect of this change in the consolidated financial statements was as follows:

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

4.   INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at December 31, 2011 and 2010 are as follows:

	Available-for-Sale
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$96,103,679	$3,902,939	$(315,694)	$99,690,924
Obligations of states, counties and political subdivisions	14,684,391	1,200,770	—	15,885,161
Obligations of U.S. government sponsored agencies	6,490,208	18,569	—	6,508,777
U.S. treasury securities	75,277	75	—	75,352
Equity securities	9,440	844	—	10,284

Total	$117,362,995	$5,123,197	$(315,694)	$122,170,498

	Held-to-Maturity
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties and political subdivisions	$1,170,000	$1,255	$—	$1,171,255

	Available-for-Sale
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$108,409,522	$5,139,502	$(151,793)	$113,397,231
Obligations of states, counties and political subdivisions	21,797,119	526,854	(138,176)	22,185,797
Equity securities	132,120	116,340	(34,636)	213,824
U.S. treasury securities	80,054	315	—	80,369

Total	$130,418,815	$5,783,011	$(324,605)	$135,877,221

	Held-to-Maturity
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties and political subdivisions	$1,210,000	$227	$(12,894)	$1,197,333

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The scheduled maturities of investment securities available-for-sale and held-to-maturity at December 31, 2011 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within one year	$890,999	$895,407	$45,000	$45,058
Maturing after one to five years	4,649,049	4,803,871	190,000	190,253
Maturing after five to ten years	29,711,355	31,336,827	295,000	295,343
Maturing after ten years	82,102,152	85,124,109	640,000	640,601
Equity securities and Preferred stock	9,440	10,284	—	—

Total	$117,362,995	$122,170,498	$1,170,000	$1,171,255

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At December 31, 2011 and 2010, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

Available-for-Sale
December 31, 2011
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$16,318,462	$(276,468)	$811,211	$(39,226)

Held-to-Maturity
December 31, 2011
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties and political subdivisions	$—	$—	$—	$—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Available-for-Sale
	December 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties and political subdivisions	$5,287,573	$(138,176)	$—	$—
Mortgage-backed securities	6,463,160	(137,375)	637,296	(14,419)
Equity securities	—	—	40,343	(34,634)

Total	$11,750,733	$(275,551)	$677,639	$(49,053)

	Held-to-Maturity
	December 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, counties and political Subdivisions	$812,106	$(12,894)	$—	$—

As of December 31, 2011, four debt securities had been in a loss position for more than twelve months, and six debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $80.0 million and $74.1 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes.

Net gains realized on securities available-for-sale were $2,549,963 for 2011 and $256,635 for 2010. The following chart represents the gross gains and losses for the years 2010 and 2011.

	Gross Gains	Gross Losses	Net Gains (Losses)
2011	$2,594,409	$(44,446)	$2,549,963
2010	256,635	—	256,635

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

5.   LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2011 and 2010, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	December 31, 2011
	FUSB	ALC	Total
Real estate loans:
Construction, land development and other land loans	$40,311,327	$—	$40,311,327
Secured by 1-4 family residential properties	43,691,196	40,531,874	84,223,070
Secured by multi-family residential properties	26,721,693	—	26,721,693
Secured by non-farm, non-residential properties	147,517,830	—	147,517,830
Other	820,057	—	820,057
Commercial and industrial loans	43,059,832	—	43,059,832
Consumer loans	18,886,177	45,687,656	64,573,833
Other loans	909,463	—	909,463

Total loans	$321,917,575	$86,219,530	$408,137,105
Less: Unearned interest, fees and deferred cost	277,230	4,508,530	4,785,760
Allowance for loan losses	18,690,699	3,575,980	22,266,679

Net loans	$302,949,646	$78,135,020	$381,084,666

	December 31, 2010
	FUSB	ALC	Total
	(Restated)		(Restated)
Real estate loans:
Construction, land development and other land loans	$43,839,055	$—	$43,839,055
Secured by 1-4 family residential properties	39,330,360	47,058,867	86,389,227
Secured by multi-family residential properties	27,237,358	—	27,237,358
Secured by non-farm, non-residential properties	146,073,923	—	146,073,923
Other	179,008	—	179,008
Commercial and industrial loans	44,392,387	—	44,392,387
Consumer loans	21,192,320	41,832,006	63,024,326
Other loans	1,887,969	—	1,887,969

Total loans	$324,132,380	$88,890,873	$413,023,253
Less: Unearned interest, fees and deferred cost	350,962	4,258,383	4,609,345
Allowance for loan losses	17,026,983	3,908,961	20,935,944

Net loans	$306,754,435	$80,723,529	$387,477,964

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 73.6% and 74.4% of the portfolio is concentrated in loans secured by real estate for 2011 and 2010, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Portfolio Segments:

The Company has divided the loan portfolio into eight portfolio segments, each with different risk characteristics and methodologies for assessing the risk described as follows:

Construction, land development and other land loans – Commercial construction, land and land development loans include the development of residential housing projects, loans for the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.

Secured by 1–4 family residential properties – These loans include conventional mortgage loans on one-to-four family residential properties. These properties may serve as the borrower’s primary residence, vacation home or investment property. Also included in this portfolio are home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.

Secured by multi-family residential properties – These are mortgage loans secured by apartment buildings.

Secured by non-farm, non-residential properties – Commercial real estate loans include loans secured by commercial and industrial properties, office or mixed-use facilities, strip shopping centers or other commercial property. These loans are generally guaranteed by the principals of the borrower.

Other real estate loans – Other real estate loans are loans primarily for agricultural production, secured by mortgages on farm land.

Commercial and industrial loans – Includes loans to commercial customers for use in normal business to finance working projects. These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment or receivables, and are generally guaranteed by the principals of the borrower.

Consumer loans – Includes a variety of secured and unsecured personal loans, including automobile loans, loans for household and personal purpose and all other direct consumer installment loans.

Other loans – Other loans comprise overdrawn checking accounts reclassified to loans and overdraft lines of credit.

Related Party Loans:

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, the Bank and ALC, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility, nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 2011 and 2010 were $3,036,740 and $2,161,504, respectively. During the year ended December 31, 2011, new loans to these parties totaled $1,301,901, and repayments were $426,665. New loans to these parties were $906,726 and payments were $2,150,971 in 2010.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Allowance for Loan Losses:

Changes in the allowance for loan losses by reporting segment and portfolio segment were as follows:

	FUSB
	December 31, 2011
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Total
Beginning balance	$988,372	$15,205,697	$374,982	$359,001	$98,931	$17,026,983
Charge-offs	407,048	12,915,432	419,889	972,891	3,077	14,718,337
Recoveries	152,147	44,702	120,248	172,030	—	489,127

Net charge-offs	254,901	12,870,730	299,641	800,861	3,077	14,229,210
Provision	155,456	14,197,600	230,360	1,126,233	183,277	15,892,926

Ending balance	$888,927	$16,532,567	$305,701	$684,373	$279,131	$18,690,699

	ALC
	December 31, 2011
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Total
Beginning balance	$—	$—	$2,662,873	$1,246,088	$—	$3,908,961
Charge-offs	—	—	2,993,124	1,049,396	—	4,042,520
Recoveries	—	—	707,703	92,634	—	800,337

Net charge-offs	—	—	2,285,421	956,762	—	3,242,183
Provision	—	—	2,164,997	744,205	—	2,909,202

Ending balance	$—	$—	$2,542,449	$1,033,531	$—	$3,575,980

	FUSB & ALC
	December 31, 2011
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Total
						(Restated)
Beginning balance	$988,372	$15,205,697	$3,037,855	$1,605,089	$98,931	$20,935,944
Charge-offs	407,048	12,915,432	3,413,013	2,022,287	3,077	18,760,857
Recoveries	152,147	44,702	827,951	264,664	—	1,289,464

Net charge-offs	254,901	12,870,730	2,585,062	1,757,623	3,077	17,471,393
Provision	155,456	14,197,600	2,395,357	1,870,438	183,277	18,802,128

Ending balance	$888,927	$16,532,567	$2,848,150	$1,717,904	$279,131	$22,266,679

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Impaired Loan Evaluations:

The following table details loans individually evaluated for impairment at December 31, 2011 and 2010.

	December 31, 2011
	Loans Evaluated Individually for Impairment
	Recorded Investment	Balance in Allowance for Loan Losses
Real estate loans:
Construction, land development and other land loans	$19,673,866	$6,799,675
Secured by 1-4 family residential properties	186,376	—
Secured by multi-family residential properties	2,883,795	—
Secured by non-farm, non-residential properties	37,569,253	3,775,003
Other	—	—
Commercial and industrial loans	1,602,437	508,945
Consumer loans	—	—
Other loans	—	—

Total loans	$61,915,727	$11,083,623

	December 31, 2010
	Loans Evaluated Individually for Impairment
	Recorded Investment	Balance in Allowance for Loan Losses
Real estate loans:
Construction, land development and other land loans	$24,338,521	$10,470,402
Secured by 1-4 family residential properties	—	—
Secured by multi-family residential properties	3,956,316	471,628
Secured by non-farm, non-residential properties	21,035,228	1,695,695
Other	—	—
Commercial and industrial loans	1,642,351	—
Consumer loans	—	—
Other loans	—	—

Total loans	$50,972,416	$12,637,725

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table details loans collectively evaluated for impairment at December 31, 2011 and 2010.

	December 31, 2011
	Loans Evaluated Collectively for Impairment
	Recorded Investment	Balance in Allowance for Loan Losses
Real estate loans:
Construction, land development and other land loans	$20,637,460	$2,872,985
Secured by 1-4 family residential properties	84,036,794	112,815
Secured by multi-family residential properties	23,837,898	169,691
Secured by non-farm, non-residential properties	109,948,578	2,965,168
Other	820,057	1,555,134
Commercial and industrial loans	41,457,395	379,982
Consumer loans	64,573,733	2,848,150
Other loans	909,463	279,131

Total loans	$346,221,378	$11,183,056

	December 31, 2010
	Loans Evaluated Collectively for Impairment
	Recorded Investment	Balance in Allowance for Loan Losses
	(Restated)	(Restated)
Real estate loans:
Construction, land development and other land loans	$19,500,534	$978,008
Secured by 1-4 family residential properties	86,389,227	1,605,089
Secured by multi-family residential properties	23,281,042	340,976
Secured by non-farm, non-residential properties	125,038,695	1,214,938
Other	179,008	34,050
Commercial and industrial loans	42,750,036	988,372
Consumer loans	63,024,326	3,037,855
Other loans	1,887,969	98,931

Total loans	$362,050,837	$8,298,219

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Credit Quality Indicators:

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2011.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
Loans secured by real estate:
Construction, land development and other land loans	$18,047,223	$698,720	$21,326,953	$238,430	$40,311,326
Secured by 1-4 family residential properties	38,573,606	627,236	4,444,734	45,620	43,691,196
Secured by multi-family residential properties	23,837,899	—	2,883,794	—	26,721,693
Secured by non-farm, non-residential properties	105,589,444	11,579,028	30,349,359	—	147,517,831
Other	820,057	—	—	—	820,057
Commercial and industrial loans	39,675,939	844,882	2,497,612	41,400	43,059,833
Consumer loans	17,616,798	382,726	867,671	18,982	18,886,177
Other loans	908,179	100	1,183	—	909,462

Total	$245,069,145	$14,132,692	$62,371,306	$344,432	$321,917,575

	ALC
	Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$38,550,041	$1,981,833	$40,531,874
Consumer loans	43,674,948	2,012,708	45,687,656

Total	$82,224,989	$3,994,541	$86,219,530

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2010.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
		(Restated)	(Restated)
Loans secured by real estate:
Construction, land development and other land loans	$28,536,477	$2,763,511	$12,396,945	$142,122	$43,839,055
Secured by 1-4 family residential properties	32,712,451	2,444,145	3,958,710	215,054	39,330,360
Secured by multi-family residential properties	23,281,043	894,547	3,061,768	—	27,237,358
Secured by non-farm, non-residential properties	104,070,981	5,640,363	35,665,310	697,269	146,073,923
Other	179,008	—	—	—	179,008
Commercial and industrial loans	40,210,198	917,622	3,131,799	132,768	44,392,387
Consumer loans	19,701,989	726,789	642,736	120,806	21,192,320
Other loans	1,887,969	—	—	—	1,887,969

Total	$250,580,116	$13,386,977	$58,857,268	$1,308,019	$324,132,380

	ALC
	Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$44,484,661	$2,574,206	$47,058,867
Consumer loans	40,484,945	1,347,061	41,832,006

Total	$84,969,606	$3,921,267	$88,890,873

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table provides an aging analysis of past due loans and nonaccruing loans by class at December 31, 2011.

	FUSB
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Construction, land development and other land loans	$3,094,062	$—	$3,094,062	$3,087,081	$34,130,183	$40,311,326
Secured by 1-4 family residential properties	1,323,576	38,149	1,361,725	879,090	41,450,381	43,691,196
Secured by multi-family residential properties	—	—	—	2,883,794	23,837,899	26,721,693
Secured by non-farm, non-residential properties	1,281,427	87,466	1,368,893	7,562,784	138,586,154	147,517,831
Other	—	—	—	—	820,057	820,057
Commercial and industrial loans	1,459,027	13,262	1,472,289	129,540	41,458,004	43,059,833
Consumer loans	670,331	71,933	742,264	73,581	18,070,332	18,886,177
Other loans	2,615	12,811	15,426	—	894,036	909,462

Total past due loans	$7,831,038	$223,621	$8,054,659	$14,615,870	$299,247,046	$321,917,575

	ALC
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Secured by 1-4 family residential properties	$1,134,536	$1,462,145	$2,596,681	$519,688	$37,415,505	$40,531,874
Consumer loans	1,310,021	645,953	1,955,974	1,366,756	42,364,926	45,687,656

Total past due loans	$2,444,557	$2,108,098	$4,552,655	$1,886,444	$79,780,431	$86,219,530

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table provides an aging analysis of past due loans and nonaccruing loans by class at December 31, 2010, (restated).

	FUSB
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Construction, land development and other land loans	$707,815	$333,199	$1,041,014	$1,045,143	$41,752,898	$43,839,055
Secured by 1-4 family residential properties	1,534,732	127,315	1,662,047	1,701,617	35,966,696	39,330,360
Secured by multi-family residential properties	—	—	—	3,072,794	24,164,564	27,237,358
Secured by non-farm, non-residential properties	8,780,522	2,085,397	10,865,919	6,087,070	129,120,934	146,073,923
Other	—	—	—	—	179,008	179,008
Commercial and industrial loans	1,002,643	37,338	1,039,981	224,679	43,127,727	44,392,387
Consumer loans	900,641	28,628	929,269	144,749	20,118,302	21,192,320
Other loans	—	—	—	—	1,887,969	1,887,969

Total past due loans	$12,926,353	$2,611,877	$15,538,230	$12,276,052	$296,318,098	$324,132,380

	ALC
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
Loans secured by real estate:
Secured by 1-4 family residential properties	$1,829,662	$1,989,548	$3,819,210	$584,658	$42,654,999	$47,058,867
Consumer loans	1,373,240	635,666	2,008,906	711,395	39,111,706	41,832,007

Total past due loans	$3,202,902	$2,625,214	$5,828,116	$1,296,053	$81,766,705	$88,890,874

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Impaired Loans:

At December 31, 2011, the carrying amount of impaired loans consisted of the following:

	December 31, 2011
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
Loans secured by real estate
Construction, land development and other land loans	$7,005,366	$7,005,366	$—
Secured by 1-4 family residential properties	186,376	186,376	—
Secured by multi-family residential properties	2,883,795	2,883,795	—
Secured by non-farm, non-residential properties	24,410,538	24,410,538	—
Commercial and industrial	100,250	100,250	—

Total loans with no related allowance recorded	$34,586,325	$34,586,325	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$12,668,500	$12,668,500	$6,799,675
Secured by non-farm, non-residential properties	13,158,715	13,158,715	3,775,003
Commercial and industrial	1,502,187	1,502,187	508,945

Total loans with an allowance recorded	$27,329,402	$27,329,402	$11,083,623

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$19,673,866	$19,673,866	$6,799,675
Secured by 1-4 family residential properties	186,376	186,376	—
Secured by multi-family residential properties	2,883,795	2,883,795	—
Secured by non-farm, non-residential properties	37,569,253	37,569,253	3,775,003
Commercial and industrial	1,602,437	1,602,437	508,945

Total impaired loans	$61,915,727	$61,915,727	$11,083,623

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2010, the carrying amount of impaired loans consisted of the following:

	December 31, 2010, as Restated
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
Loans secured by real estate
Construction, land development and other land loans	$1,192,845	$1,192,845	$—
Secured by multi-family residential properties	2,128,527	2,128,527	—
Secured by non-farm, non-residential properties	13,470,223	13,470,223	—
Commercial and industrial	1,642,351	1,642,351	—

Total loans with no related allowance recorded	$18,433,946	$18,433,946	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$23,145,676	$23,145,676	$10,470,402
Secured by multi-family residential properties	1,827,789	1,827,789	471,628
Secured by non-farm, non-residential properties	7,565,005	7,565,005	1,695,695

Total loans with an allowance recorded	$32,538,470	$32,538,470	$12,637,725

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$24,338,521	$24,338,521	$10,470,402
Secured by multi-family residential properties	3,956,316	3,956,316	471,628
Secured by non-farm, non-residential properties	21,035,228	21,035,228	1,695,695
Commercial and industrial	1,642,351	1,642,351	—

Total impaired loans	$50,972,416	$50,972,416	$12,637,725

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows:

	December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Loans secured by real estate
Construction, land development and other land loans	$12,172,751	$649,101	$687,182
Secured by 1 – 4 family residential properties	37,275	—	—
Secured by multi-family residential properties	3,312,803	—	1,587,278
Secured by non-farm, non-residential properties	32,572,055	1,429,182	—
Commercial and industrial	1,634,368	140,357	141,405

Total	$49,729,252	$2,218,640	$2,415,865

	December 31, 2010
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Loans secured by real estate
Construction, land development and other land loans	$5,794,634	$907,914	$896,075
Secured by multifamily residential properties	2,156,154	212,421	222,325
Secured by nonfarm, nonresidential properties	27,330,014	1,061,667	1,065,789
Commercial and industrial	1,642,351	70,732	63,547

Total	$36,923,153	$2,252,734	$2,247,736

Loans on which the accrual of interest has been discontinued amounted to $16,502,314 and $13,572,105 at December 31, 2011 and 2010, respectively. If interest on those loans had been accrued, such income would have approximated $1,459,843 and $799,054 for 2011 and 2010, respectively. Interest income actually recorded on those loans amounted to $35,519 and $88,240 for 2011 and 2010, respectively. Accruing loans past due 90 days or more amounted to $2,331,718 and $5,237,091 for 2011 and 2010, respectively.

Troubled Debt Restructurings:

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are being reported as troubled debt restructurings. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on nonaccrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. Based on the above, the Company had $1,821,696 and $1,311,000 of non-accruing loans that were restructured and remained on nonaccrual status at December 31, 2011 and 2010, respectively. In addition, the Company had $2,488,060 of restructured loans that were restored to accrual status based on a sustained period of repayment performance at December 31, 2011.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the years ended December 31, 2011 and 2010, and the recorded investment and unpaid principal balance as of December 31, 2011.

	December 31, 2011			December 31, 2010
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	9	$3,181,663	$2,488,060	—	$—	$—
Secured by non-farm, non-residential properties	3	2,583,030	1,746,792	1	2,142,427	2,142,427
Commercial loans	2	79,853	74,904	—	—	—

Total	14	$5,844,546	$4,309,756	1	$2,142,427	$2,142,427

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure, principal reduction or some combination of these concessions. During the years ended December 31, 2011 and 2010, restructured loan modifications of loans secured by real estate, commercial and industrial loans, primarily included maturity date extensions and payment schedule modifications.

The change in troubled debt restructuring from December 31, 2010 to December 31, 2011 is as follows:

	December 31, 2011	December 31, 2010	Change
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$2,488,060	$—	$2,488,060
Secured by non-farm, non-residential properties	1,746,792	2,142,427	(395,635)
Commercial and industrial loans	74,904	—	74,904

Total	$4,309,756	$2,142,427	$2,167,329

All loans $500,000 and over modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses of $494,352 and $281,829 for 2011 and 2010, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

6.   PREMISES AND EQUIPMENT

Premises and equipment and their depreciable lives are summarized as follows:

	2011	2010
Land	$2,003,294	$2,594,586
Premises (40 years)	12,010,845	21,351,248
Furniture, fixtures, and equipment (3-7 years)	12,225,556	12,035,252

Total	26,239,695	35,981,086
Less accumulated depreciation	(17,190,394)	(19,372,174)

Total	$9,049,301	$16,608,912

Depreciation expense of $696,083 and $756,142 was recorded in 2011 and 2010, respectively, on premises and equipment.

7.   GOODWILL AND INTANGIBLE ASSETS

At December 31, 2010, the Company had $4.1 million of goodwill recorded on the consolidated statements of condition. Goodwill is not amortized, but rather is tested by management annually for impairment, or more frequently if triggering events occur and indicate potential impairment, in accordance with FASB ASC Topic 350-20, Goodwill (ASC 350-20). The Company’s goodwill impairment assessment utilizes the methodology and guidelines established in U.S. GAAP, including assumptions regarding the valuation of Bancshares.

As stated in Note 2, the Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The Company changed the date of its annual impairment testing for goodwill from June 30 to October 31. The change in the date of the annual goodwill impairment test represents a change in the method of applying an accounting principle. Management determined that the change in accounting principle is preferable, as the later date better coincides with the Company’s annual budgeting and strategic planning processes. The change in the Company’s annual goodwill impairment testing date was not implemented to delay, accelerate or avoid a goodwill impairment charge, nor did the change impact amounts included in the 2010 consolidated financial statements.

The Company assesses the following indicators of goodwill impairment: recent operating performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate (including legislation, legal factors and competition), Company-specific factors (including changes in key personnel, asset impairments and business dispositions), and trends in the banking industry. Adverse changes in the economic environment, declining operations or other factors could result in a decline in the implied fair value of goodwill. A goodwill impairment test includes two steps. Step One, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step Two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in other non-interest expense in an amount equal to that excess.

For purposes of performing Step One of the goodwill impairment test, the Company uses both the income and market approaches to value the reporting unit. The Company uses the output from these approaches to

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

determine estimated fair value of the reporting unit. The income approach, which is the primary valuation approach, consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting unit. The projected future cash flows are discounted using cost of capital metrics for the Company’s peer group or a build-up approach (such as the capital asset pricing model) applicable to the reporting unit. The significant inputs to the income approach include expected future cash flows, which are primarily driven by the long-term target tangible equity to tangible assets ratio, and the discount rate, which is determined in the build-up approach using the risk-free rate of return, adjusted equity beta, equity risk premium and a company-specific risk factor. The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.

The Company uses the public company method and the transaction method as the two market approaches. The public company method applies a value multiplier derived from the reporting unit’s peer group to a financial metric of the reporting unit (e.g., last twelve months of earnings before interest, taxes and depreciation, tangible book value, etc.) and an implied control premium to the respective reporting unit. The control premium is evaluated and compared to similar financial services transactions. The transaction method applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).

For purposes of performing Step Two of the goodwill impairment test, if applicable, the Company compares the implied estimated fair value of the reporting unit goodwill with the carrying amount of that goodwill. In order to determine the implied estimated fair value, a full purchase price allocation would be performed in the same manner as if a business combination had occurred. As part of the Step Two analysis, the Company estimates the fair value of all of the assets and liabilities of the reporting unit, including unrecognized assets and liabilities. The related valuation methodologies for certain material financial assets and liabilities are discussed in the “Fair Value Measurements” section below.

Accordingly, at the valuation date of October 31, 2011, the Company tested the goodwill of the reporting unit under Step One, which resulted in an aggregate fair value of $55 million. This figure does not exceed the carrying value of the reporting unit, which is equal to shareholders’ equity of $77.6 million at the date of valuation. Since the fair value of the reporting unit was less than the carrying value, the Company concluded that the goodwill may be impaired, and the Step Two analysis was required to determine the amount of impairment, if any.

As a result, the Company conducted Step Two, which determined the fair value of net assets of the reporting unit to equal $72.1 million. Accordingly, the goodwill is fully impaired as of the measurement date based on the estimated fair value of $55 million for the reporting unit, and, as a result, an impairment charge of $4.1 million, $3.1 million at the Bank and $1.0 million at Bancshares, is required to adjust the goodwill balance to fair value. The goodwill impairment charge is a non-cash item that does not have an adverse impact on regulatory capital.

8.   INVESTMENT IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures require evaluation as a VIE under ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company consolidates one of the funds in which it has a 99.9% limited partnership interest. The resulting financial impact to the Company of the consolidation was a net increase to total assets of approximately $150,000 as of December 31, 2011. The remaining limited partnership investments are unconsolidated and are accounted for under the

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

cost method as allowed under ASC 325 Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $1.5 million recorded investment.

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

The Bank had no remaining cash commitments to these partnerships at December 31, 2011.

Prior to June 30, 2011, the Company consolidated La Vista Foundation I, LP, which is one the affordable housing projects in which the consolidated VIE owns a 9.9% limited partnership interest. The Company was deemed to be the primary beneficiary of La Vista Foundation I, LP because of a $5.0 million mortgage loan payable to the Bank. During the second quarter of 2011, the mortgage loan was refinanced with another financial institution. The Company reassessed whether it was the primary beneficiary of La Vista Foundation I, LP and determined that, as of June 30, 2011, it was not. Thus, effective June 30, 2011, La Vista Foundation I, LP was deconsolidated. This deconsolidation changed noncontrolling interest by $1.4 million, which resulted in an increase in shareholders’ equity of $1.4 million. The impact to the consolidated statements of condition was to decrease total assets by $2.4 million. This included a $7.4 million decrease in premises and equipment and an increase in loans of $5.0 million. There was no gain or loss and, thus, no impact to the Company’s results of operations. The only indirect retained investment is the 9.9% limited partnership interest held by the consolidated VIE. The deconsolidation did not involve a related party.

9.   DEPOSITS

At December 31, 2011, the scheduled maturities of the Bank’s time deposits were as follows:

2012	$209,189,840
2013	33,197,620
2014	17,026,564
2015	15,638,940
2016 and Thereafter	11,999,113

Total	$287,052,077

At December 31, 2011 and 2010, the Company had brokered certificates of deposit totaling $35,325,141 and $33,445,592, respectively. Deposits from related parties held by the Company amounted to $5,034,247 and $4,363,315 at 2011 and 2010, respectively

10.   SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. There were no amounts outstanding as of December 31, 2011 and 2010. Treasury tax and loan deposits are withdrawal on demand. There was no balance outstanding at December 31, 2011, and as of December 31, 2010, $778,294 was outstanding.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2011 and 2010 were $355,787 and $192,139, respectively.

At December 31, 2011, the Bank had $7.8 million in available federal fund lines from correspondent banks.

11.    LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At December 31, 2011 and 2010, investment securities and mortgage loans amounting to $22,564,364 and $45,533,914, respectively, were pledged to secure these borrowings.

The following summarizes information concerning FHLB advances and other borrowings:

	2011	2010
Balance at year-end	$20,000,000	$30,000,000
Average balance during the year	23,369,863	54,876,712
Maximum month-end balance during the year	30,000,000	85,000,000
Average rate paid during the year	3.21%	4.50%
Weighted average remaining maturity	1.25 years	1.61 years

Interest rates on FHLB advances ranged from 1.99% to 2.35% and from 1.99% to 4.53% at December 31, 2011 and 2010, respectively.

Scheduled maturities of FHLB advances are approximately $10.0 million for 2012 and 2013. In 2014 and thereafter, there are no scheduled maturities.

At December 31, 2011, the Bank had $166.5 million in available credit from the FHLB.

12.    INCOME TAXES

The Company files a consolidated income tax return with the federal government and the state of Alabama. ALC files a Mississippi state income tax return related to operations from its Mississippi branches. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it files for the years ended December 31, 2008 through 2011.

As of December 31, 2011, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2011. As of December 31, 2011, the Company had accrued no interest and no penalties related to uncertain tax positions.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The consolidated provisions for and (benefits from) income taxes for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
		(Restated)
Federal
Current	$(2,768,621)	$1,846,646
Deferred	(2,212,325)	(4,297,059)

	(4,980,946)	(2,450,413)
State
Current	(525,015)	304,208
Deferred	(452,347)	(879,548)

	(977,362)	(575,340)

Total	$(5,958,308)	$(3,025,753)

The consolidated tax benefit differed from the amount computed by applying the federal statutory income tax rate of 34% as follows:

	2011	2010
		(Restated)
Income tax expense at federal statutory rate	$(5,111,566)	$(2,152,822)
Increase (decrease) resulting from:
Tax-exempt interest	(406,292)	(396,673)
State income tax expense, net of federal income tax benefit	(645,059)	(253,152)
Low income housing tax credits	—	(71,463)
Other	204,609	(151,643)

Total	$(5,958,308)	$(3,025,753)

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
		(Restated)
Deferred tax assets:
Allowance for loan losses	$8,461,338	$7,955,659
Accrued vacation	59,821	54,963
Deferred compensation	1,405,533	1,388,009
Deferred commission and fees	427,927	403,837
Impairment OREO	2,451,955	1,192,983
Other	234,658	60,364

Total gross deferred tax assets	13,041,232	11,055,815
Deferred tax liabilities:
Premises and equipment	328,771	259,254
Goodwill amortization	—	948,863
Gain on sale of investments	—	4,720
Unrealized gain on securities available-for-sale	1,802,802	2,046,902
Other	487,018	343,520

Total gross deferred tax liabilities	2,618,591	3,603,259

Net deferred tax asset, included in other assets	$10,422,641	$7,452,556

The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The Company is currently in a three-year cumulative loss position, which represents negative evidence. Of the $10.4 million net deferred tax asset, $8.5 million relates to the provision for loan losses, $2.4 million relates to impairment of OREO and $1.4 million resulted from deferred compensation.

At December 31, 2011, positive evidence supporting the realization of the deferred tax asset includes a strong earnings history, exclusive of the loss that created the future deductible amount, coupled with evidence indicating that the loss is an aberration rather than a continuing condition. The Company has a strong capital position and a history of pre-tax earnings. The Company believes that, as of year-end 2011, impaired loans have been identified and adequately reserved, and management has projected future income over the next five years, although there can be no assurance that such income will be realized due to unanticipated changes in economic and competitive factors. The Company has strong earnings exclusive of loan loss provisions and other real estate write-downs, which created the most significant portion of the deferred asset. These provisions and write-downs resulted primarily from one type of loan – real estate development. Management has assessed the risk in the remaining development portfolio, and, although there can be no assurance that such income will be realized due to unanticipated changes in economic and competitive factors, management has projected taxable income over the next five years, resulting from reduced provisions for loan losses and write-down of OREO. Except in unusual circumstances, the Company no longer invests in these types of loans.

There is sufficient positive taxable income in tax years 2009 and 2010 to fully absorb the expected 2011 taxable loss. Additionally, after carryback of the 2011 loss, the Company still has approximately $4.2 million in 2010 taxable income to carryback a loss from 2012 if necessary. In addition to the remaining taxable income available in a carryback year, the Company has a full 20-year carryforward period for federal tax purposes and eight years for the State of Alabama to absorb and use any operating losses triggered as a result of reversing deductible differences, such as loan charge-offs or sales of other real estate. The Company has projected future taxable income over the next five tax years, although there can be no assurance that such income will be realized due to unanticipated changes in economic and competitive

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

factors. Further positive evidence includes the Company’s strong capital position and history of significant pre-tax earnings, which the Company believes outweighs the negative evidence of recent pre-tax losses. Accordingly, a valuation allowance has not been established at December 31, 2011.

13.   EMPLOYEE BENEFIT PLANS

The Company sponsors a combined 401(k) and employee stock ownership plan, the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions) (the “Plan”). The Plan allows participants to defer up to 15% of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2011, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. The Company also made discretionary contributions on behalf of participants in the form of a match that was equal to 2% of each participant’s elective deferrals. The Company’s matching contributions to the Plan totaled $427,291 and $401,056 in 2011 and 2010, respectively.

Participants can elect to invest all or a portion of their assets in the Plan in the form of Company stock. The Plan held 343,952 and 302,399 shares of Company stock at December 31, 2011 and 2010, respectively. These shares are allocated to participants in the Plan and, accordingly, are included in the earnings per share calculations.

14.   LONG-TERM INCENTIVE COMPENSATION PLAN

The Bank has entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3,069,704 and $3,103,778 as of December 31, 2011 and 2010, respectively.

Non-employee directors may elect to defer payment of all or any portion of their First United Security Bank director fees under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Plan”), and, beginning on January 1, 2012, all United Security Bancshares, Inc. director fees are deferred under the Plan. The Plan, which was ratified by shareholders at the annual meeting held on May 11, 2004, permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock.

Neither the Company nor the Bank makes any contribution to participants’ accounts under the plan.

While not required by the plan, the Company established a grantor trust (Rabbi Trust) as an instrument to fund the stock portion of the plan. At December 31, 2011 and 2010, the grantor trust held 21,055 and 20,780 shares, respectively, of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation, included in other liabilities, was $557,068 and $476,878 as of December 31, 2011 and 2010, respectively.

15.   SHAREHOLDERS’ EQUITY

Dividends are paid at the discretion of the Company’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are the Company’s primary source of funds for the payment of dividends to shareholders, and there

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state regulatory agencies have the authority to prevent the Company from paying a dividend to shareholders. The Company has not paid a dividend to our shareholders since the first quarter of 2011 due to substantial net losses at the Bank, and the Company can make no assurances that it will be able or permitted to pay dividends in the future.

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items. The Company’s regulators also have imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital to average total assets (as defined in the regulations). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of December 31, 2011 and 2010, the Company met all capital adequacy requirements imposed by its regulators.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s categorization. The Bank was categorized as “well-capitalized” as of December 31, 2010, as well.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Actual capital amounts, as well as, required and well capitalized total risk-based, Tier I risk-based, and Tier I leverage ratios as of December 31, 2011 and 2010, for the Company and the Bank were as follows:

	2011
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$63,198	14.69%	$34,415	8.00%	N/A	N/A
First United Security Bank	63,321	14.72%	34,409	8.00%	$43,011	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	57,612	13.39%	17,207	4.00%	N/A	N/A
First United Security Bank	57,805	13.44%	17,205	4.00%	25,807	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	57,612	9.19%	18,804	3.00%	N/A	N/A
First United Security Bank	57,805	9.24%	18,759	3.00%	31,265	5.00%

	2010, as Restated
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$72,833	16.27%	$35,802	8.00%	N/A	N/A
First United Security Bank	72,778	16.27%	35,791	8.00%	$44,739	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	67,013	14.97%	17,901	4.00%	N/A	N/A
First United Security Bank	66,996	14.97%	17,896	4.00%	26,843	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	67,013	10.52%	19,109	3.00%	N/A	N/A
First United Security Bank	66,996	10.53%	19,091	3.00%	31,818	5.00%

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

16.   SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company: FUSB, ALC and all other (primarily FUSB Reinsurance). The reportable segments were determined using the internal management reporting system. These segments are composed of the Company’s and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	2011
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$28,939	$18,525	$60	$(5,178)	$42,346
Total interest expense	7,074	5,122	—	(5,178)	7,018

Net interest income	21,865	13,403	60	—	35,328
Provision for loan losses	15,893	2,909	—	—	18,802

Net interest income after provision	5,972	10,494	60	—	16,526
Total non-interest income	6,896	1,565	1,003	(736)	8,728
Total non-interest expense	27,651	11,104	2,269	(736)	40,288

Income (loss) before income taxes	(14,783)	955	(1,206)	—	(15,034)
(Benefit from) provision for income taxes	(6,342)	375	9	—	(5,958)

Net income (loss)	(8,441)	580	(1,215)	—	(9,076)

Less: Net loss attributable to noncontrolling interest	—	—	(1)	—	(1)

Net income (loss) attributable to USBI	$(8,441)	$580	$(1,214)	$—	$(9,075)

Other significant items:
Total assets	$609,943	$85,510	$72,445	$(146,089)	$621,810
Total investment securities	123,265	—	75	—	123,340
Total loans, net	375,718	78,135	—	(72,768)	381,085
Goodwill	—	—	—	—	—
Investment in subsidiaries	1,326	—	67,059	(68,380)	5
Fixed asset addition	333	168	—	—	501
Depreciation and amortization expense	563	133	—	—	696
Total interest income from external customers	23,816	18,525	5	—	42,346
Total interest income from affiliates	5,123	—	55	(5,178)	—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2010
	(Restated)
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$32,240	$18,226	$67	$(5,705)	$44,828
Total interest expense	10,129	5,649	—	(5,705)	10,073

Net interest income	22,111	12,577	67	—	34,755
Provision for loan losses	16,808	2,323	—	—	19,131

Net interest income after provision	5,303	10,254	67	—	15,624
Total non-interest income	6,932	4,859	939	(2,564)	10,166
Total non-interest expense	23,894	9,429	1,363	(2,564)	32,122

Income (loss) before income taxes	(11,659)	5,684	(357)	—	(6,332)
(Benefit from) provision for income taxes	(5,189)	2,144	19	—	(3,026)

Net income (loss)	$(6,470)	$3,540	$(376)	$—	$(3,306)

Less: Net loss attributable to noncontrolling interest	—	—	(125)	—	(125)

Net income (loss) attributable to USBI	$(6,470)	$3,540	$(251)	$—	$(3,181)

Other significant items:
Total assets	$611,098	$91,220	$95,057	$(175,636)	$621,739
Total investment securities	136,803	—	284	—	137,087
Total loans, net	389,644	80,724	—	(82,890)	387,478
Goodwill	3,112	—	986	—	4,098
Investment in subsidiaries	1,411	48	80,689	(82,087)	61
Fixed asset addition	285	64	—	—	349
Depreciation and amortization expense	601	155	—	—	756
Total interest income from external customers	26,592	18,225	11	—	44,828
Total interest income from affiliates	5,648	—	57	(5,705)	—

17.   OTHER OPERATING EXPENSES

Other operating expenses for the years 2011 and 2010 consisted of the following:

	2011	2010
Legal, accounting and other professional fees	$1,428,998	$1,569,063
Postage, stationery and supplies	894,125	545,819
Telephone/data communication	685,493	663,861
FDIC insurance assessments	835,275	1,056,372
Other	6,653,617	6,189,134

Total	$10,497,508	$10,024,249

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

18.    OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and also month-to-month rental agreements.

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2011:

Year ending December 31,
2012	$332,322
2013	305,560
2014	233,850
2015	164,933
2016	68,130
2017	49,520

Total rental expense under all operating leases was $634,375 and $551,413 in 2011 and 2010, respectively.

19.   GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2011 and 2010, there were no credit losses associated with derivative contracts.

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

	December 31,
	2011	2010
	(Dollars in Thousands)
Standby Letters of Credit	$1,172	$1,127
Commitments to Extend Credit	$45,736	$36,560

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at December 31, 2011 was $1.2 million, representing the Bank’s total credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At December 31, 2011, there were no outstanding commitments to purchase and sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC (“Graves Automotive”), Malcomb Graves and Tina Graves filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, was named as a co-defendant, and ALC and the Bank filed a crossclaim against him seeking, among other relief, defense and indemnification for any damages suffered in the underlying lawsuit. The underlying complaint alleged that the defendants committed fraud in misrepresenting to Graves Automotive the amounts that Graves Automotive owed on certain loans and failing to credit Graves Automotive properly for certain loans. The defendants moved to compel arbitration, and the trial court denied the defendants’ motion. The defendants appealed this decision, and, on September 29, 2010, the Alabama Supreme Court affirmed the trial court’s denial of defendants’ motion. Following the return of the case to the active docket, on November 30, 2010, ALC and the Bank moved to dismiss the lawsuit. In response to this motion to dismiss, on June 15, 2011, the Circuit Court dismissed all claims against the Company, the Bank and their respective directors and officers and all claims that were brought by Malcomb Graves and Tina Graves in their individual capacities. The Circuit Court also dismissed Graves Automotive’s claims for conversion and negligent supervision against ALC and ordered Graves Automotive to re-plead its fraud allegations against ALC with more particularity. On September 15, 2011, Graves Automotive filed a third amended complaint in response to the Circuit Court’s June 15, 2011 order. In its third amended complaint, Graves Automotive asserted claims against ALC for breach of contract, fraud, unjust enrichment and conversion. ALC moved to dismiss the third amended complaint on many of the same grounds as set forth in its previous motion to dismiss. On October 13, 2011, the Circuit Court dismissed Graves Automotive’s conversion claim and again ordered Graves Automotive to re-plead its fraud claims with more particularity, this time within 60 days. On December 12, 2011, Graves Automotive filed its fourth amended complaint, this time asserting only two counts, breach of contract and unjust enrichment. Despite removing the fraud claims, the fourth amended complaint still requests punitive damages. On January 11, 2012, ALC filed a motion to dismiss the fourth amended complaint and to strike Graves Automotive’s request for punitive damages. This motion remains pending. ALC continues to deny the allegations against it in the underlying lawsuit and intends to vigorously defend itself in this matter. Given the pendency of ALC’s motion and the lack of discovery conducted, it is too early to assess the likelihood of a resolution of the remaining claims in this matter or the possibility of an unfavorable outcome.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

20.   FAIR VALUE MEASUREMENTS

The Company follows the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Accrued interest receivable and payable: The carrying amount of accrued interest approximates fair value.

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

Short-term borrowings: These borrowings may consist of federal funds purchased, securities sold under agreements to repurchase, and the floating rate borrowings from the FHLB account. Due to the short-term nature of these borrowings, fair values approximate carrying values.

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2011.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Financial assets measured at fair value on a recurring basis at December 31, 2011 and 2010 are summarized below.

	Fair Value Measurements at December 31, 2011 Using
	Totals At December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Mortgage-backed securities	$99,690,924	$—	$99,690,924	$—
Obligations of states, counties and political subdivisions	15,885,161	—	15,885,161	—
Obligations of U.S. government sponsored agencies	6,508,777	—	6,508,777	—
U.S. treasury securities	75,352	—	75,352	—
Equity securities	10,284	10,284	—	—

	Fair Value Measurements at December 31, 2010 Using
	Totals At December 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Mortgage-backed securities	$113,397,231	$—	$113,397,231	$—
Obligations of states, counties and political subdivisions	22,185,797	—	22,185,797	—
Equity securities	213,823	213,823	—	—
U.S. treasury securities	80,369	—	80,369	—

Assets Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated statements of financial condition, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $10,284 and $213,823 for 2011 and 2010, respectively, in equity securities that are considered to be Level 1 securities.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis, including impaired loans. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $16,245,779 and $19,900,745 as of December 31, 2011 and 2010, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

During 2011, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $5,115,994 (utilizing Level 3 valuation inputs) during 2011 and $7,084,265 in 2010. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company has recognized charge-offs of the allowance for possible loan losses totaling approximately $2,514,983 in 2011, and $4,268,544 in 2010. Foreclosed assets totaling $14,157,679 were remeasured at fair value in 2011, resulting in impairment loss of $6,389,774 on other real estate owned. Foreclosed assets remeasured at fair value subsequent to initial recognition during 2010 totaled $6,787,500, resulting in impairment loss of $3,537,982.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments at December 31, 2011 and 2010 were as follows:

	2011		2010
			(Restated)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Assets:
Cash and cash equivalents	$52,797	$52,797	$13,532	$13,532
Investment securities available-for-sale	122,170	122,170	135,877	135,877
Investment securities held-to-maturity	1,170	1,170	1,210	1,197
Federal Home Loan Bank stock	2,861	2,861	5,093	5,093
Accrued interest receivable	3,958	3,958	5,110	5,110
Loans, net of unearned	381,085	383,879	387,478	387,594
Liabilities:
Deposits	527,073	528,741	503,530	505,521
Short-term borrowings	356	356	970	970
Long-term debt	20,000	20,383	30,000	31,362
Accrued interest payable	790	790	2,235	2,235

21.	UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Condition

	Year-Ended December 31,
	2011	2010
		(Restated)
ASSETS:
Cash on deposit	$291,113	$303,868
Investment in subsidiaries	66,400,536	73,470,475
Investment securities available-for-sale	—	203,520
Other assets	1	987,343

TOTAL ASSETS	$66,691,650	$74,965,206

LIABILITIES:
Other liabilities	$484,352	$442,767
SHAREHOLDERS’ EQUITY	66,207,298	74,522,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,691,650	$74,965,206

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Statements of Income
	Year-Ended December 31,
	2011	2010
		(Restated)
INCOME
Dividend income, First United Security Bank	$391,272	$3,013,988
Interest income	3,231	1,325
Investment securities gains, net	78,607	—

Total income	$473,110	$3,015,313
EXPENSE	1,451,865	348,430

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	(978,755)	2,666,883
EQUITY IN (DISTRIBUTIONS IN EXCESS OF) UNDISTRIBUTED LOSS OF SUBSIDIARIES	(8,096,955)	(5,972,958)

NET LOSS	$(9,075,710)	$(3,306,075)

Less: Net loss attributable to noncontrolling interest	(763)	(125,294)

NET LOSS ATTRIBUTABLE TO USBI	$(9,074,947)	$(3,180,781)

Statements of Cash Flows

	Year-Ended December 31,
	2011	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to USBI	$(9,074,947)	$(3,180,781)
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income of subsidiaries	8,096,192	5,847,665
Gain on sale of securities, net	(78,607)	—
Decrease in other assets	987,342	—
Increase in other liabilities	71,900	75,741

Net cash provided by operating activities	1,880	2,742,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary	—	(70,000)
Proceeds from sales of investment securities, available for sale	201,287	—

Net cash provided by (used in) investing activities	201,287	(70,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,350	—
Cash dividends paid	(241,272)	(2,653,988)

Net cash used in financing activities	(215,922)	(2,653,988)

DECREASE (INCREASE) IN CASH	(12,755)	18,637
CASH AT BEGINNING OF YEAR	303,868	285,231

CASH AT END OF YEAR	$291,113	$303,868

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

22.   QUARTERLY DATA (UNAUDITED)

	Year-Ended December 31,
	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
					(Restated)
Interest income	$10,596	$10,699	$10,607	$10,444	$10,972	$11,417	$11,185	$11,254
Interest expense	1,645	1,727	1,779	1,867	2,167	2,452	2,531	2,923

Net interest income	8,951	8,972	8,828	8,577	8,805	8,965	8,654	8,331
Provision for loan losses	13,626	2,262	1,609	1,305	12,320	1,386	3,682	1,743

Net interest income (loss), after provision for loan losses	(4,675)	6,710	7,219	7,272	(3,515)	7,579	4,972	6,588
Non-interest:
Income	3,748	1,595	2,196	1,189	563	1,401	1,153	5,374
Expense	14,109	10,593	8,151	7,435	7,764	8,729	6,951	7,003

Income (loss) before income taxes	(15,036)	(2,288)	1,264	1,026	(10,716)	251	(826)	4,959
(Benefits from) provision for income taxes	(5,547)	(979)	361	207	(4,247)	(100)	(478)	1,799

Net income (loss) after taxes	(9,489)	(1,309)	903	819	(6,469)	351	(348)	3,160

Less: Net loss attributable to noncontrolling interest	—	—	(1)	—	—	—	—	(125)

Net income (loss) attributable to USBI after taxes	$(9,489)	$(1,309)	$904	$819	$(6,469)	$351	$(348)	$3,285

Earnings (losses) per common share:
Basic and diluted earnings (losses) attributable to USBI	$(1.58)	$(0.22)	$0.15	$0.14	$(1.08)	$0.06	$(0.06)	$0.55

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

The management of Bancshares carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2011, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, Bancshares’ management concluded, as of December 31, 2011, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 45 and is incorporated herein by reference.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2011, the securities that have been authorized for issuance under Bancshares’ equity compensation plan, the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Plan”). The Directors’ Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in Bancshares’ common stock and was approved by shareholders in 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c) (excluding securities reflected in column (a))(1)
Equity compensation plans approved by shareholders	38,405	$0.00	(2)	0
Equity compensation plans not approved by shareholders	0	$0.00		0

Total	38,405	$0.00	(2)	0

(1)	Does not include shares reserved for future issuance under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan.
(2)	Does not include amounts deferred pursuant to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, as there is no exercise price associated with these deferred amounts.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements of Bancshares and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC;

Consolidated Statements of Condition – December 31, 2011 and 2010 (Restated);

Consolidated Statements of Operations – Years Ended December 31, 2011 and 2010 (Restated);

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2011 and 2010 (Restated);

Consolidated Statements of Comprehensive Loss – Years Ended December 31, 2011 and 2010 (Restated);

Consolidated Statements of Cash Flows – Years Ended December 31, 2011 and 2010 (Restated); and

Notes to Consolidated Financial Statements – Years Ended December 31, 2011 and 2010.

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item above.

(a)(3)&(b)Exhibits.

The exhibits listed on the Exhibit Index beginning on page 106 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2012.

UNITED SECURITY BANCSHARES, INC.

By:	/s/ James F. House
James F. House
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House James F. House	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012

/s/ Robert Steen Robert Steen	Vice President, Treasurer, Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer, Principal Accounting Officer)	March 30, 2012

/s/ Dan R. Barlow Dan R. Barlow	Director	March 29, 2012

/s/ Andrew C. Bearden, Jr. Andrew C. Bearden, Jr.	Director	March 29, 2012

/s/ Linda H. Breedlove Linda H. Breedlove	Director	March 29, 2012

/s/ Gerald P. Corgill Gerald P. Corgill	Director	March 29, 2012

/s/ John C. Gordon John C. Gordon	Director	March 29, 2012

/s/ William G. Harrison William G. Harrison	Director	March 29, 2012

/s/ Hardie B. Kimbrough Hardie B. Kimbrough	Director	March 29, 2012

/s/ J. Lee McPhearson J. Lee McPhearson	Director	March 29, 2012

Signature	Title	Date

/s/ Jack W. Meigs Jack W. Meigs	Director	March 29, 2012

/s/ Howard M. Whitted Howard M. Whitted	Director	March 29, 2012

/s/ Bruce N. Wilson Bruce N. Wilson	Director	March 29, 2012

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description
3.1	Certificate of Incorporation of Bancshares, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on August 29, 2007.

3.2A	First Amendment to the Bylaws of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on February 24, 2012.

10.1	Employment Agreement dated November 7, 2011, between Bancshares, First United Security and James F. House, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2011.*

10.2	Form of Director Indemnification Agreement between Bancshares and its directors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2009.*

10.3	United Security Bancshares, Inc. Long Term Incentive Compensation Plan, incorporated herein by reference to the Appendices to Form S-4 dated April 16, 1997 (No. 333-31241).*

10.4	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Dan Barlow, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.4A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Dan Barlow dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.5	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with William D. Morgan, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.5A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for William D. Morgan dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.6	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.6A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Terry Phillips dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.6B	Second Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Terry Phillips dated June 30, 2011.*

10.7	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Larry Sellers, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.7A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Larry Sellers dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.8	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Robert Steen, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

Exhibit No.	Description
10.8A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Robert Steen dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.9	First United Security Bank Director Retirement Agreement dated October 14, 2002, with Dan R. Barlow, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.9A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 14, 2002 for Dan R. Barlow dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.10	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.10A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Linda H. Breedlove dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.11	First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.11A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 21, 2002 for Gerald P. Corgill dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.12	First United Security Bank Director Retirement Agreement dated October 16, 2002, with Wayne C. Curtis, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.12A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for Wayne C. Curtis dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.13	First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.13A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for John C. Gordon dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.14	First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.14A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for William G. Harrison dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.15	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Hardie B. Kimbrough, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.15A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Hardie B. Kimbrough dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

Exhibit No.	Description
10.16	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.16A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Jack Meigs dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.17	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Ray Sheffield, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.17A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Ray Sheffield dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.18	First United Security Bank Director Retirement Agreement dated October 16, 2002, with J. C. Stanley, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.18A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17 (sic), 2002 for J.C. Stanley dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.19	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.19A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Howard M. Whitted dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.20	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.20A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Bruce N. Wilson dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.21	First United Security Bank Director Retirement Agreement dated November 17, 2011, with Andrew C. Bearden, Jr.*

10.22	First United Security Bank Director Retirement Agreement dated November 30, 2011, with J. Lee McPhearson.*

10.23	United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.*

10.23A	Amendment One to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 18, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.23B	Amendment Two to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 30, 2010, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2010 (as originally filed on March 15, 2011).*

Exhibit No.	Description
10.24	Separation Agreement and Mutual Release dated June 30, 2011, by and between Bancshares, First United Security and R. Terry Phillips incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2011.*

10.25	United Security Bancshares, Inc. Summary of Directors’ Fees, effective August 24, 2011.*

14	United Security Bancshares, Inc. Code of Business Conduct and Ethics, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.

18	Letter from Carr, Riggs & Ingram, LLC re: change in accounting principle.

21	Subsidiaries of United Security Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Indicates a management contract or compensatory plan or arrangement.