Form 10-Q
period 2012-03-31
UNITED SECURITY BANCSHARES INC
filed 2012-05-11
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2012
Common Stock, $0.01 par value	6,036,792 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. and its subsidiaries (the “Company” or “USBI”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011. With respect to the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands of Dollars, Except Per Share Data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and Due from Banks	$11,844	$9,491
Interest-Bearing Deposits in Other Banks	58,082	43,306

Total Cash and Cash Equivalents	69,926	52,797
Investment Securities Available-for-Sale, at fair market value	113,647	122,170
Investment Securities Held-to-Maturity, at cost	5,161	1,170
Federal Home Loan Bank Stock, at cost	2,861	2,861
Loans, net of allowance for loan losses of $20,771 and $22,267, respectively	365,849	381,085
Premises and Equipment, net	9,083	9,050
Cash Surrender Value of Bank-Owned Life Insurance	13,020	12,922
Accrued Interest Receivable	3,542	3,958
Investment in Limited Partnerships	1,437	1,456
Other Real Estate Owned	14,633	16,774
Other Assets	18,264	17,567

Total Assets	$617,423	$621,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$533,660	$527,073
Accrued Interest Expense	675	790
Short-Term Borrowings	225	356
Long-Term Debt	10,000	20,000
Other Liabilities	7,903	7,384

Total Liabilities	552,463	555,603

Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,322,560 shares issued; 6,017,732 and 6,015,737 shares outstanding, respectively	73	73
Surplus	9,259	9,259
Accumulated Other Comprehensive Income, net of tax	2,936	3,004
Retained Earnings	73,854	75,091
Less Treasury Stock: 1,304,828 and 1,306,823 shares at cost, respectively	(21,150)	(21,208)
Noncontrolling Interest	(12)	(12)

Total Shareholders’ Equity	64,960	66,207

Total Liabilities and Shareholders’ Equity	$617,423	$621,810

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$9,083	$9,087
Interest on Investment Securities	927	1,357

Total Interest Income	10,010	10,444

INTEREST EXPENSE:
Interest on Deposits	1,375	1,597
Interest on Borrowings	85	270

Total Interest Expense	1,460	1,867

NET INTEREST INCOME	8,550	8,577
PROVISION FOR LOAN LOSSES	2,215	1,305

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,335	7,272

NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	628	716
Credit Life Insurance Income	119	122
Other Income	527	351

Total Non-Interest Income	1,274	1,189

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,764	3,570
Occupancy Expense	447	476
Furniture and Equipment Expense	310	303
Impairment on Other Real Estate	2,834	484
Loss on Sale of Other Real Estate	194	339
Other Expense	2,279	2,263

Total Non-Interest Expense	9,828	7,435

INCOME (LOSS) BEFORE INCOME TAXES	(2,219)	1,026
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(982)	207

NET INCOME (LOSS)	$(1,237)	$819

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.21)	$0.14

DIVIDENDS PER SHARE	$—	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands of Dollars)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Net income (loss)	$(1,237)	$819

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax (benefit) of $(41) and $95, respectively	(68)	158

Other comprehensive income (loss)	(68)	158

Total comprehensive income (loss)	$(1,305)	$977

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,237)	$819

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	180	175
Amortization of premiums and discounts, net	315	150
Provision for loan losses	2,215	1,305
Impairment of OREO	2,834	484
Loss on sale of OREO	194	339
Loss on sale of fixed assets, net	—	89
Net other operating activities	85	1,418

Total adjustments	5,823	3,960

Net cash provided by operating activities	4,586	4,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities, available-for- sale	13,091	12,027
Proceeds from maturities and prepayments of investment securities, held-to- maturity	1,170	—
Proceeds from the sale of other real estate	1,257	1,972
Purchase of premises and equipment, net	(213)	—
Purchase of investment securities available-for-sale	(4,993)	(9,192)
Purchase of investment securities held-to-maturity	(5,161)	—
Net change in loan portfolio	10,877	(1,250)

Net cash provided by investing activities	16,028	3,557

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	6,587	16,700
Dividends paid	—	(241)
Increase (decrease) in borrowings	(10,131)	168
Purchase of treasury stock	59	(2)

Net cash provided by (used in) financing activities	(3,485)	16,625

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,129	24,961

CASH AND CASH EQUIVALENTS, beginning of period	52,797	13,531

CASH AND CASH EQUIVALENTS, end of period	$69,926	$38,492

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$1,575	$2,130
Income Taxes	70	3
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$2,143	$2,987

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2012. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In preparing the unaudited interim condensed consolidated financial statements, management evaluated subsequent events through the date on which the unaudited interim condensed consolidated financial statements were issued.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective prospectively for new transactions or modifications of existing transactions as of the first interim or annual period beginning on or after December 15, 2011. ASU 2011-03 became effective for the Company on January 1, 2012 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The standards set forth in ASU 2011-04 supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC, previously known as Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The amendments improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. This ASU became effective for the Company’s interim and annual periods beginning after December 15, 2011 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 5 for the newly-required disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends existing standards to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income; each component of other comprehensive income along with a total for other comprehensive income; and a total amount for comprehensive income. Any changes pursuant to the options allowed in the amendments should be applied retrospectively. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. The Company adopted this new guidance with first quarter 2012 financial reporting. In January 2012, the FASB issued accounting guidance that indefinitely defers the effective date of certain provisions concerning the presentation of comprehensive income. The guidance indefinitely defers the requirement to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. See the consolidated statements of comprehensive income for further details.

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

3. NET INCOME (LOSS)

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares during the three-month periods ended March 31, 2012 and 2011. Diluted net income (loss) per share for the three-month periods ended March 31, 2012 and 2011 is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. There were no outstanding potentially dilutive instruments during the periods ended March 31, 2012 or 2011, and, therefore, basic and diluted weighted average shares outstanding were the same.

The following table represents the basic and diluted net income (loss) per share calculations for the three-month periods ended March 31, 2012 and 2011 (in thousands of dollars, except per share data):

For the Three Months Ended:	Net Income (Loss)	Weighted Average Shares Outstanding	Basic and Diluted Net Income (Loss) Per Share
March 31, 2012	$(1,237)	6,017,088	$(0.21)

March 31, 2011	$819	6,010,858	$0.14

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and the change in the unrealized gains or losses on the Company’s available-for-sale securities portfolio arising during the period. In the calculation of comprehensive income (loss), certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income (loss) for a period that also had been displayed as part of other comprehensive income (loss) in that period or earlier periods.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of March 31, 2012 and December 31, 2011.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

Financial assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 is summarized below.

	Fair Value Measurements at March 31, 2012 Using
	Totals at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands of Dollars)
Mortgage-backed securities	$91,664	$—	$91,664	$—
Obligations of states, counties and political subdivisions	15,394	—	15,394	—
Obligations of U.S. government sponsored agencies	6,504	—	6,504	—
U.S. treasury securities	75	—	75	—
Equity securities	10	10	—	—

	Fair Value Measurements at December 31, 2011 Using
	Totals at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands of Dollars)
Mortgage-backed securities	$99,691	$—	$99,691	$—
Obligations of states, counties and political subdivisions	15,885	—	15,885	—
Obligations of U.S. government sponsored agencies	6,509	—	6,509
U.S. treasury securities	75	—	75	—
Equity securities	10	10	—	—

Assets Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $10,303 and $10,284 for March 31, 2012 and December 31, 2011, respectively, in equity securities that are considered to be Level 1 securities.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis, including impaired loans. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $14,351,838 and $16,245,779 as of March 31, 2012 and December 31, 2011, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

During 2012, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $103,177 and $5,115,994 (utilizing Level 3 valuation inputs) for the periods ended March 31, 2012 and

December 31, 2011, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company has recognized charge-offs of the allowance for possible loan losses totaling approximately $105,582 and $2,514,983 for the periods ended March 31, 2012 and December 31, 2011, respectively. Foreclosed assets totaling $8,475,621 and $14,157,679 were remeasured at fair value at March 31, 2012 and December 31, 2011, respectively, resulting in impairment loss of $2,833,696 and $6,389,774 at March 31, 2012 and December 31, 2011, respectively.

The following table presents detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2012. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input as well as the weighted average within the range utilized at March 31, 2012 is included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
(Dollars in thousands)	Fair value March 31, 2012	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs and Weighted-Average

Nonrecurring fair value measurements:

Impaired loans	$14,352	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal compatibility adjustment (discount)	6% - 9%
Foreclosed property and other real estate	$103	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal compatibility adjustment (discount)	6% - 9%

NON-RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS

Impaired loans

Impaired loans are valued based on multiple data points indicating the fair value for each loan. The primary data point for non-performing loans is a discount to the appraised value of the underlying collateral. Management establishes this discount or comparability adjustment based on recent sales of similar property types. As liquidity in the market increases or decreases, the comparability adjustment and the resulting asset valuation are impacted.

Foreclosed property and other real estate

Foreclosed property and other real estate are valued based on offered quotes as available. If no sales contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet.

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands of Dollars)
Assets:
Cash and cash equivalents	$69,926	$69,926	$52,797	$52,797
Investment securities available-for-sale	113,647	113,647	122,170	122,170
Investment securities held-to-maturity	5,161	5,161	1,170	1,170
Federal Home Loan Bank stock	2,861	2,861	2,861	2,861
Accrued interest receivable	3,542	3,542	3,958	3,958
Loans, net of unearned	365,849	368,931	381,085	383,879
Liabilities:
Deposits	533,660	535,715	527,073	528,741
Short-term borrowings	225	225	356	356
Long-term debt	10,000	10,287	20,000	20,383
Accrued interest payable	675	675	790	790

6. INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at March 31, 2012 and December 31, 2011 are as follows:

	Available-for-Sale
	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands of Dollars)
Mortgage-backed securities	$88,261	$3,558	$(155)	$91,664
Obligations of states, counties and political subdivisions	14,113	1,281	—	15,394
Obligations of U.S. government sponsored agencies	6,491	13	—	6,504
U.S. treasury securities	75	—	—	75
Equity securities	9	1	—	10

Total	$108,949	$4,853	$(155)	$113,647

	Held-to-Maturity
	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands of Dollars)
Obligations of states, counties and political subdivisions	$5,161	$—	$—	$5,161

	Available-for-Sale
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands of Dollars)
Mortgage-backed securities	$96,104	$3,903	$(316)	$99,691
Obligations of states, counties and political subdivisions	14,684	1,201	—	15,885
Obligations of U.S. government sponsored agencies	6,490	19	—	6,509
U.S. treasury securities	75	—	—	75
Equity securities	10	—	—	10

Total	$117,363	$5,123	$(316)	$122,170

	Held-to-Maturity
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands of Dollars)
Obligations of states, counties and political subdivisions	$1,170	$1	$—	$1,171

The scheduled maturities of investment securities available-for-sale and held-to-maturity at March 31, 2012 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands of Dollars)
Maturing within one year	$390	$392	$—	$—
Maturing after one to five years	5,249	5,449	—	—
Maturing after five to fifteen years	60,632	63,569	5,161	5,161
Maturing after fifteen years	42,669	44,227	—	—
Equity securities and Preferred Stock	9	10	—	—

Total	$108,949	$113,647	$5,161	$5,161

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At March 31, 2012 and 2011, based on the aforementioned considerations, management did not record other-than-temporary impairment on any security that was in an unrealized loss position.

	Available-for-Sale
	March 31, 2012
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands of Dollars)
Mortgage-backed securities	$13,084	$(110)	$738	$(45)

	Available-for-Sale
	December 31, 2011
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands of Dollars)
Mortgage-backed securities	$16,318	$(276)	$811	$(39)

As of March 31, 2012, four debt securities had been in a loss position for more than twelve months, and five debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $72.0 million and $80.0 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes.

There were no gross gains and losses realized on securities for March 31, 2012 and 2011, respectively.

7. INVESTMENTS IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects as investments in funds that invest solely in affordable housing projects. The Company has determined that these structures require valuation as a variable interest entity (“VIE”) under ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company consolidates one of the funds in which it has a 99.9% limited partnership interest. The resulting financial impact to the Company of the consolidation was a net increase to total assets of approximately $148,510 as of March 31, 2012. The remaining limited partnership investments are unconsolidated and are accounted for under the cost method as allowed under ASC Topic 325 Accounting for Tax Benefits Resulting from Investments in Affordable Housing

Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $1,496,718 recorded investment.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships. Management has no knowledge of intervening events since the date of the partnerships’ financial statements that would have had a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Bank had no remaining cash commitments to these partnerships at March 31, 2012.

8. LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2012 and December 31, 2011, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	March 31, 2012
	FUSB	ALC	Total
	(In Thousands of Dollars)
Real estate loans:
Construction, land development and other land loans	$40,361	$—	$40,361
Secured by 1-4 family residential properties	42,156	38,490	80,646
Secured by multi-family residential properties	26,302	—	26,302
Secured by non-farm, non-residential properties	142,225	—	142,225
Other	813	—	813
Commercial and industrial loans	37,616	—	37,616
Consumer loans	17,673	45,110	62,783
Other loans	587	—	587

Total loans	307,733	83,600	391,333
Less: Unearned Interest	250	4,463	4,713
Allowance for loan losses	17,243	3,528	20,771

Net loans	$290,240	$75,609	$365,849

	December 31, 2011
	FUSB	ALC	Total
	(In Thousand of Dollars)
Real estate loans:
Construction, land development and other land loans	$40,311	$—	$40,311
Secured by 1-4 family residential properties	43,691	40,532	84,223
Secured by multi-family residential properties	26,722	—	26,722
Secured by non-farm, non-residential properties	147,518	—	147,518
Other	820	—	820
Commercial and industrial loans	43,060	—	43,060
Consumer loans	18,886	45,688	64,574
Other loans	910	—	910

Total loans	$321,918	$86,220	$408,138
Less: Unearned Interest	277	4,509	4,786
Allowance for loan losses	18,691	3,576	22,267

Net loans	$302,950	$78,135	$381,085

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 74.2% of the portfolio is concentrated in loans secured by real estate.

Portfolio Segments

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

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, the Bank and ALC, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility, nor do they present other unfavorable features. The amounts of such related party loans and commitments at March 31, 2012, December 31, 2011 and March 31, 2011 were $2,801,019, $3,036,740 and $2,471,909, respectively. During the period ended March 31, 2012, new loans to these parties totaled $13,283, and repayments were $249,004. During the period ended December 31, 2011, new loans to these parties totaled $1,301,901, and repayments were $426,665. During the period ended March 31, 2011, new loans to these parties totaled $402,342, and repayments were $68,963.

Allowance for Loan Losses

Changes in the allowance for loan losses by reporting segment and portfolio segment were as follows:

	FUSB
	March 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(In Thousands of Dollars)
Beginning balance	$889	$16,533	$306	$684	$279	$18,691
Charge-offs	476	2,434	22	115	2	3,059
Recoveries	81	1	23	2	—	107

Net charge-offs	395	2,433	(1)	113	2	2,952
Provision	144	1,567	(45)	114	(276)	1,504

Ending balance	$638	$15,667	$262	$685	$(9)	$17,243

	ALC
	March 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(In Thousands of Dollars)
Beginning balance	$—	$—	$2,542	$1,034	$—	$3,576
Charge-offs	—	—	773	238	—	1,011
Recoveries	—	—	232	20	—	252

Net charge-offs	—	—	541	218	—	759
Provision	—	—	491	220	—	711

Ending balance	$—	$—	$2,492	$1,036	$—	$3,528

	FUSB & ALC
	March 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(In Thousands of Dollars)
Beginning balance	$889	$16,533	$2,848	$1,718	$279	$22,267
Charge-offs	476	2,434	795	353	2	4,070
Recoveries	81	1	255	22	—	359

Net charge-offs	395	2,433	540	331	2	3,711
Provision	144	1,567	446	334	(276)	2,215

Ending balance	$638	$15,667	$2,754	$1,721	$(9)	$20,771

	FUSB
	December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(In Thousands of Dollars)
Beginning balance	$988	$15,206	$375	$359	$99	$17,027
Charge-offs	407	12,915	420	973	3	14,718
Recoveries	152	45	120	172	—	489

Net charge-offs	255	12,870	300	801	3	14,229
Provision	156	14,198	230	1,126	183	15,893

Ending balance	$889	$16,534	$305	$684	$279	$18,691

	ALC
	December 31, 2011
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Total
	(In Thousands of Dollars)
Beginning balance	$—	$—	$2,663	$1,246	$—	$3,909
Charge-offs	—	—	2,993	1,049	—	4,042
Recoveries	—	—	708	92	—	800

Net charge-offs	—	—	2,285	957	—	3,242
Provision	—	—	2,165	744	—	2,909

Ending balance	$—	$—	$2,543	$1,033	$—	$3,576

	FUSB & ALC
	December 31, 2011
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Total
	(In Thousands of Dollars)
Beginning balance	$988	$15,206	$3,038	$1,605	$99	$20,936
Charge-offs	407	12,915	3,413	2,022	3	18,760
Recoveries	152	45	828	264	—	1,289

Net charge-offs	255	12,870	2,585	1,758	3	17,471
Provision	156	14,198	2,395	1,870	183	18,802

Ending balance	$889	$16,534	$2,848	$1,717	$279	$22,267

Impaired Loan Evaluations

The following table details loans individually evaluated for impairment at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Loans Evaluated Individually for Impairment		Loans Evaluated Individually for Impairment
	Recorded Investment	Balance in Allowance for Loan Losses	Recorded Investment	Balance in Allowance for Loan Losses
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate loans:
Construction, land development and other land loans	$20,869	$7,236	$19,674	$6,800
Secured by 1-4 family residential properties	186	—	186	—
Secured by multi-family residential properties	2,884	—	2,884	—
Secured by non-farm, non-residential properties	29,331	1,901	37,569	3,775
Other	—	—	—	—
Commercial and industrial loans	1,307	208	1,603	509
Consumer loans	—	—	—	—
Other loans	—	—	—	—

Total loans	$54,577	$9,345	$61,916	$11,084

The following table details loans collectively evaluated for impairment at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Loans Evaluated Collectively for Impairment		Loans Evaluated Collectively for Impairment
	Recorded Investment	Balance in Allowance for Loan Losses	Recorded Investment	Balance in Allowance for Loan Losses
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate loans:
Construction, land development and other land loans	$19,492	$2,283	$20,637	$2,873
Secured by 1-4 family residential properties	79,765	1,721	84,037	113
Secured by multi-family residential properties	23,179	174	23,838	170
Secured by non-farm, non-residential properties	112,895	4,021	109,949	2,965
Other	813	3	820	1,555
Commercial and industrial loans	36,298	430	41,457	380
Consumer loans	59,631	2,754	64,574	2,848
Other loans	381	40	909	279

Total loans	$332,454	$11,426	$346,221	$11,183

Credit Quality Indicators

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

6.	Substandard (Definite Weakness – Loss Unlikely): These are borrowers with defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

7.	Doubtful: Borrowers classified doubtful have all the weaknesses found in substandard borrowers with the added provision that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely. The possibility of loss is extremely high, but, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Additional factors include whether management has a demonstrated history of failing to live up to agreements, unethical or dishonest business practices and/or conviction on criminal charges.

8.	Loss: Borrowers deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these worthless assets, even though partial recovery may be affected in the future.

The table below illustrates the carrying amount of loans by credit quality indicator at March 31, 2012 (in thousands of dollars).

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
Loans secured by real estate:
Construction, land development and other land loans	$17,182	$377	$22,768	$34	$40,361
Secured by 1-4 family residential properties	37,189	424	4,543	—	42,156
Secured by multi-family residential properties	23,418	—	2,884	—	26,302
Secured by non-farm, non-residential properties	103,611	5,291	33,323	—	142,225
Other	813	—	—	—	813
Commercial and industrial loans	34,842	497	2,277	—	37,616
Consumer loans	16,307	195	1,171	—	17,673
Other loans	586	—	1	—	587

Total	$233,948	$6,784	$66,967	$34	$307,733

	ALC
	Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$37,034	$1,456	$38,490
Consumer loans	43,244	1,866	45,110

Total	$80,278	$3,322	$83,600

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2011 (in thousands of dollars).

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
Loans secured by real estate:
Construction, land development and other land loans	$18,047	$699	$21,327	$238	$40,311
Secured by 1-4 family residential properties	38,573	627	4,445	46	43,691
Secured by multi-family residential properties	23,838	—	2,884	—	26,722
Secured by non-farm, non-residential properties	105,590	11,579	30,349	—	147,518
Other	820	—	—	—	820
Commercial and industrial loans	39,676	845	2,498	41	43,060
Consumer loans	17,617	383	867	19	18,886
Other loans	909	—	1	—	910

Total	$245,070	$14,133	$62,371	$344	$321,918

	ALC
	Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$38,550	$1,982	$40,532
Consumer loans	43,675	2,013	45,688

Total	$82,225	$3,995	$86,220

The following table provides an aging analysis of past due loans and nonaccruing loans by class at March 31, 2012 (in thousands of dollars).

	FUSB
	Past Due
		Greater than			Current	Total
	30-89 Days	90 Days	Total	Nonaccrual	Loans	Loans
Loans secured by real estate:
Construction, land development and other land loans	$3,323	$—	$3,323	$3,105	$33,933	$40,361
Secured by 1-4 family residential properties	1,079	—	1,079	742	40,335	42,156
Secured by multi-family residential properties	—	—	—	2,884	23,418	26,302
Secured by non-farm, non-residential properties	5,791	58	5,849	8,908	127,468	142,225
Other	—	—	—	—	813	813
Commercial and industrial loans	1,281	—	1,281	620	35,715	37,616
Consumer loans	482	—	482	174	17,017	17,673
Other loans	10	—	10	—	577	587

Total past due loans	$11,966	$58	$12,024	$16,433	$279,276	$307,733

	ALC
	Past Due
		Greater than			Current	Total
	30-89 Days	90 Days	Total	Nonaccrual	Loans	Loans
Loans secured by real estate:
Secured by 1-4 family residential properties	$459	$1,177	$1,636	$279	$36,575	$38,490
Consumer loans	1,055	633	1,688	1,233	42,189	45,110

Total past due loans	$1,514	$1,810	$3,324	$1,512	$78,764	$83,600

The following table provides an aging analysis of past due loans and nonaccruing loans by class at December 31, 2011 (in thousands of dollars).

	FUSB
	Past Due
		Greater than			Current	Total
	30-89 Days	90 Days	Total	Nonaccrual	Loans	Loans
Loans secured by real estate:
Construction, land development and other land loans	$3,094	$—	$3,094	$3,087	$34,130	$40,311
Secured by 1-4 family residential properties	1,324	38	1,362	879	41,450	43,691
Secured by multi-family residential properties	—	—	—	2,884	23,838	26,722
Secured by non-farm, non- residential properties	1,281	88	1,369	7,563	138,586	147,518
Other	—	—	—	—	820	820
Commercial and industrial loans	1,459	13	1,472	129	41,459	43,060
Consumer loans	670	72	742	74	18,070	18,886
Other loans	3	13	16	—	894	910

Total past due loans	$7,831	$224	$8,055	$14,616	$299,247	$321,918

	ALC
	Past Due
		Greater than			Current	Total
	30-89 Days	90 Days	Total	Nonaccrual	Loans	Loans
Loans secured by real estate:
Secured by 1-4 family residential properties	$1,135	$1,462	$2,597	$520	$37,415	$40,532
Consumer loans	1,310	646	1,956	1,367	42,365	45,688

Total past due loans	$2,445	$2,108	$4,553	$1,887	$79,780	$86,220

Impaired Loans

At March 31, 2012, the carrying amount of impaired loans consisted of the following (in thousands of dollars):

	March 31, 2012
	Carrying Amount	Unpaid Principal Balance	Related Allowances
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$6,844	$6,844	$—
Secured by 1-4 family residential properties	186	186	—
Secured by multi-family residential properties	2,884	2,884	—
Secured by non-farm, non-residential properties	20,866	20,866	—
Commercial and industrial	100	100	—

Total loans with no related allowance recorded	$30,880	$30,880	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$14,025	$14,025	$7,236
Secured by non-farm, non-residential properties	8,465	8,465	1,901
Commercial and industrial	1,207	1,207	208

Total loans with an allowance recorded	$23,697	$23,697	$9,345

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$20,869	$20,869	$7,236
Secured by 1-4 family residential properties	186	186	—
Secured by multi-family residential properties	2,884	2,884	—
Secured by non-farm, non-residential properties	29,331	29,331	1,901
Commercial and industrial	1,307	1,307	208

Total impaired loans	$54,577	$54,577	$9,345

At December 31, 2011, the carrying amount of impaired loans consisted of the following (in thousands of dollars):

	December 31, 2011
	Carrying Amount	Unpaid Principal Balance	Related Allowances
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$7,005	$7,005	$—
Secured by 1-4 family residential properties	186	186	—
Secured by multi-family residential properties	2,884	2,884	—
Secured by non-farm, non-residential properties	24,411	24,411	—
Commercial and industrial	100	100	—

Total loans with no related allowance recorded	$34,586	$34,586	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$12,669	$12,669	$6,800
Secured by non-farm, non-residential properties	13,159	13,159	3,775
Commercial and industrial	1,502	1,502	509

Total loans with an allowance recorded	$27,330	$27,330	$11,084

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$19,674	$19,674	$6,800
Secured by 1-4 family residential properties	186	186	—
Secured by multi-family residential properties	2,884	2,884	—
Secured by non-farm, non-residential properties	37,569	37,569	3,775
Commercial and industrial	1,603	1,603	509

Total impaired loans	$61,916	$61,916	$11,084

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands of dollars):

	March 31, 2012
	Average Recorded	Interest Income	Interest Income
	Investment	Recognized	Received
Loans secured by real estate
Construction, land development and other land loans	$19,819	$189	$194
Secured by 1-4 family residential properties	186	—	—
Secured by multi-family residential properties	2,884	—	—
Secured by non-farm, non-residential properties	34,199	314	402
Commercial and industrial	1,435	11	8

Total impaired loans	$58,523	$514	$604

	December 31, 2011
	Average Recorded	Interest Income	Interest Income
	Investment	Recognized	Received
Loans secured by real estate
Construction, land development and other land loans	$12,173	$649	$687
Secured by 1-4 family residential properties	37	—	—
Secured by multi-family residential properties	3,313	—	1,587
Secured by non-farm, non-residential properties	32,572	1,429	—
Commercial and industrial	1,634	140	141

Total impaired loans	$49,729	$2,218	$2,415

Loans on which the accrual of interest has been discontinued amounted to $17,945,045 and $16,502,314 at March 31, 2012 and December 31, 2011, respectively. If interest on those loans had been accrued, such income would have approximated $343,866 and $1,459,843 for March 31, 2012 and December 31, 2011, respectively. Interest income actually recorded on those loans amounted to $5,702 and $35,519 for March 31, 2012 and December 31, 2011, respectively. Accruing loans past due 90 days or more amounted to $1,868,394 and $2,331,718 for March 31, 2012 and December 31, 2011, respectively.

Troubled Debt Restructuring

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are being reported as troubled debt restructurings. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on nonaccrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. Based on the above, the Company had $1,817,336 and $1,821,696 of non-accruing loans that were restructured and remained on nonaccrual status at March 31, 2012 and December 31, 2011, respectively. In addition, the Company had $1,995,002 and $2,488,060 of restructured loans that were restored to accrual status based on a sustained period of repayment performance at March 31, 2012 and December 31, 2011, respectively.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the periods ended March 31, 2012 and December 31, 2011, and the recorded investment and unpaid principal balance as of March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
		Pre-Modification	Post-		Pre-Modification	Post-
		Outstanding	Modification		Outstanding	Modification
	Number	Principal	Principal	Number	Principal	Principal
	of Loans	Balance	Balance	of Loans	Balance	Balance
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	9	$3,182	$1,995	9	$3,182	$2,488
Secured by non-farm, non-residential properties	3	2,583	1,745	3	2,583	1,747
Commercial loans	2	80	72	2	80	75

Total	14	$5,845	$3,812	14	$5,845	$4,310

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure, principal reduction or some combination of these concessions. During the periods ended March 31, 2012 and December 31, 2011, restructured loan modifications of loans secured by real estate, commercial and industrial loans primarily included maturity date extensions and payment schedule modifications.

The change in troubled debt restructuring as of March 31, 2012 was as follows:

	March 31, 2012	December 31, 2011	Change
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$1,995	$2,488	$(493)
Secured by non-farm, non-residential properties	1,745	1,747	(2)
Commercial and industrial loans	72	75	(3)

Total	$3,812	$4,310	$(498)

All loans $500,000 and over modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, is considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses for such loans of $414,223 and $494,352 for March 31, 2012 and December 31, 2011, respectively.

9. SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. There were no federal funds purchased outstanding at March 31, 2012 or December 31, 2011. Treasury tax and loan deposits are withdrawal on demand. There were no treasury tax and loan deposits outstanding at March 31, 2012 and December 31, 2011.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at March 31, 2012 and December 31, 2011 were $225,177 and $355,787, respectively.

At March 31, 2012, the Bank had $7.8 million in available federal fund lines from correspondent banks.

10. LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At March 31, 2012 and December 31, 2011, investment securities and mortgage loans amounting to $11,287,179 and $22,564,364, respectively, were pledged to secure these borrowings.

At March 31, 2012, the Bank had $175.2 million in available credit from the FHLB.

11. INCOME TAXES

The Company files a consolidated income tax return with the federal government and the state of Alabama. ALC files a Mississippi state income tax return on its Mississippi branches. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it files for the years ended December 31, 2008 through 2011.

As of March 31, 2012, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2012. As of March 31, 2012, the Company had accrued no interest and no penalties related to uncertain tax positions.

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 34%, as described in the following table:

	March 31, 2012	March 31, 2011
	(In Thousands of Dollars)
Income tax (benefit) expense at federal statutory rate	$(755)	$348
Increase (decrease) resulting from:
Tax-exempt interest	(84)	(98)
State income tax (benefit) expense, net of federal income tax benefit	(103)	33
Low income housing tax credits	—	—
Other	(40)	(76)

Total	$(982)	$207

12. SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. These segments are composed of the Company’s and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended March 31, 2012

Net interest income	$4,986	$3,560	$4	$—	$8,550
Provision for loan losses	1,503	712	—	—	2,215
Total non-interest income	1,013	325	(1,321)	1,257	1,274
Total non-interest expense	6,996	2,866	149	(183)	9,828

Income (loss) before income taxes	(2,500)	307	(1,466)	1,440	(2,219)
(Benefit from) provision for income taxes	(1,104)	120	2	—	(982)

Net income (loss)	$(1,396)	$187	$(1,468)	$1,440	$(1,237)

Other significant items:
Total assets	$618,675	$83,233	$71,056	$(155,541)	$617,423
Total investment securities	118,733	—	75	—	118,808
Total loans, net	358,930	75,609	—	(68,690)	365,849
Goodwill	—	—	—	—	—
Investment in subsidiaries	1,306	—	65,492	(66,793)	5
Fixed asset addition	53	160	—	—	213
Depreciation and amortization expense	141	39	—	—	180
Total interest income from external customers	5,442	4,568	—	—	10,010
Total interest income from affiliates	1,008	—	4	(1,012)	—

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended March 31, 2011:

Net interest income	$5,375	$3,192	$10	$—	$8,577
Provision for loan losses	819	486	—	—	1,305
Total non-interest income	1,068	175	1,061	(1,115)	1,189
Total non-interest expense	5,032	2,384	195	(176)	7,435

Income before income taxes	592	497	876	(939)	1,026
Provision for income taxes	14	190	3	—	207

Net income	$578	$307	$873	$(939)	$819

Other significant items:
Total assets	$629,007	$87,749	$90,586	$(167,983)	$639,359
Total investment securities	134,047	—	308	—	134,355
Total loans, net	385,173	77,912	—	(78,649)	384,436
Goodwill	3,111	—	987	—	4,098
Investment in subsidiaries	1,384	13	76,187	(77,566)	18
Fixed asset addition	—	—	—	—	—
Depreciation and amortization expense	143	32	—	—	175
Total interest income from external customers	5,950	4,492	2	—	10,444
Total interest income from affiliates	1,300	—	9	(1,309)	—

13. GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the period ended March 31, 2012, there were no credit losses associated with derivative contracts.

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

	March 31,	December 31,
	2012	2011
	(In Thousands of Dollars)
Standby Letters of Credit	$1,173	$ 1,172
Commitments to Extend Credit	$39,694	$45,736

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at both March 31, 2012 and December 31, 2011 was $1.2 million, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At March 31, 2012 and December 31, 2011 there were no outstanding commitments to purchase and sell securities for delayed delivery.

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

USBI and its subsidiaries also are parties to other litigation, and USBI intends to vigorously defend itself in all such litigation. In the opinion of USBI, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on USBI’s consolidated financial statements or results of operations.

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

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the financial services industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these estimates, which significantly affect the determination of financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2012 to year-end 2011, while comparing income and expense for the three-month periods ended March 31, 2012 and 2011.

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

COMPARING THE THREE MONTHS ENDED MARCH 31, 2012 TO THE THREE MONTHS ENDED MARCH 31, 2011

Net loss for USBI in the first quarter of 2012 was $(1.2) million, compared to net income of $819,000 for the first quarter of 2011, resulting in a decrease of basic net income (loss) per share from $0.14 per share during the first quarter of 2011 to $(0.21) in the same quarter of 2012 .

For the three-month period ended March 31, 2012, the Bank had net loss of $(1.4) million, compared to net income of $578,000 for the same quarter of 2011. Decreases in net income for the Bank resulted from higher provisions for loan losses as a result of higher charge-offs and impairment on other real estate owned. These charge-offs and impairments resulted mainly from commercial real estate loans and foreclosed property associated with commercial real estate loans, as real estate values continue to decline and market conditions continue to be depressed.

Net income for ALC in the three-month period ending March 31, 2012 was $187,000, compared to $307,000 for the same quarter of 2011. Net income declined when compared to the same three-month period of 2011, primarily due to increased provision for loan losses of $224,000.

Interest income for USBI in the 2012 first quarter decreased $434,000, or 4.2%, compared to the first quarter of 2011. The decrease in interest income was primarily due to a decrease in interest earned on loans and investment securities resulting from an overall decrease in the average yield and average volume of loans and investment securities. Interest income at the Bank for the 2012 first quarter decreased $511,000, compared to the same period of 2011. These decreases were due to an overall decrease in the average yield and average volume of loans and investment securities. Loan demand continues to be weak due to continuing difficult economic conditions. Cash flows from loans and investment securities were reinvested at lower rates, resulting in lower interest income. Interest income at ALC increased $77,000 for the first quarter of 2012 compared to the same quarter in 2011. This increase at ALC resulted from an increase in average consumer loans. The increase in yield on these loans off-set the loss of interest income on decreased real estate loans.

Interest expense for USBI in the 2012 first quarter decreased $407,000, or 21.8%, compared to the first quarter of 2011. This decrease was the result of lower interest rates paid on certificates of deposit and borrowed funds. As longer term certificates of deposit mature, they reprice at lower rates, as rates on deposits and borrowed funds remain at record lows.

Net interest income for USBI decreased $27,000, or 0.3%, in the first quarter of 2012 compared to the same period of 2011. The net interest margin declined from 6.24% for the first quarter of 2011 to 6.01% for the first quarter of 2012.

Loan and investment yields declined for the quarter ended March 31, 2012 compared to the same quarter in 2011. The cost of funds declined due to a decline in interest rates paid on interest bearing deposits and borrowed funds. Asset yields and funds costs have stabilized, and the net interest margin is expected to remain near current levels until the Federal Reserve adjusts rates.

The provision for loan losses for USBI was $2.2 million, or 3.8% annualized of average loans, in the first quarter of 2012, compared to $1.3 million, or 2.2% annualized of average loans, in the first quarter of 2011. The annualized provision as a percent of average loans was 2.2% for the first quarter of 2012. Charge-offs exceeded recoveries by $3.7 million for the 2012 first quarter, an increase of approximately $1.5 million over the same period in the prior year. The provision for loan losses at the Bank increased to $1.5 million for the three months ended March 31, 2012, compared to $819,000 for the same period in 2011. Due to continued weakness in residential and commercial real estate and high unemployment levels in our market areas, the year-to-date net charge-offs and the provisions for loan losses have increased when compared to the first quarter of 2011. The provision for loan losses at ALC increased to $712,000 for the three months ended March 31, 2012, compared to $486,000 for the same period in 2011. While non-performing loans at ALC declined, net charge-offs, primarily in the consumer portfolio, increased, requiring increased provision for loan losses, when compared to March 31, 2011. At the Company level, net charge-offs were $3.7 million and $2.2 million for March 31, 2012 and March 31, 2011, respectively. Net charge-offs at the Bank were $3.0 million and $700,000 at ALC.

Total non-interest income for USBI increased $85,000, or 7.1%, for the first quarter of 2012, compared to the same period in 2011. Service charges and fees on deposit accounts decreased $88,000 for the 2012 first quarter, compared to the same period in 2011. All other fees increased $176,000 for the three months ended March 31, 2012, compared to the same period of 2011.

Total non-interest expense increased $2.4 million, or 32.2%, for the 2012 first quarter compared to the same period in 2011. Salary and employee benefits increased $194,000, when comparing the first quarter of 2012 to the same period in 2011. For the first quarter of 2012, salary expense increased $136,000, health insurance expense increased $89,000, contributions to the United Security Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) Provisions) decreased $31,000 and all other compensation and benefits costs remained unchanged when compared to the same period in 2011. For the 2012 first quarter, impairment on other real estate increased $2.4 million, and realized loss on the sale of other real estate decreased $145,000.

Income tax benefit for the first quarter of 2012 was $982,000, compared to income tax expense of $207,000 in the first quarter of 2011. Management estimates the effective tax rate for the Company to be approximately 30.0% of pre-tax income for the period ended March 31, 2012.

COMPARING THE MARCH 31, 2012 STATEMENTS OF FINANCIAL CONDITION TO DECEMBER 31, 2011

In comparing consolidated financial condition at March 31, 2012 to December 31, 2011, total assets decreased $4.4 million to $617.4 million, while liabilities decreased $3.1 million to $552.5 million. Shareholders’ equity decreased $1.2 million as a result of a net loss of $1.2 million.

Investment securities for USBI decreased $4.5 million, or 3.7%, during the first three months of 2012. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $16.7 million, from $403.4 million at December 31, 2011, to $386.6 million at March 31, 2012. Deposits increased $6.6 million, or 1.2%, during the first three months of 2012. Loans, net of unearned income at ALC decreased $2.6 million, from $81.7 million at December 31, 2011 to $79.1 million at March 31, 2012. Loans, net of unearned income at the Bank, after consolidation eliminations, decreased $14.1 million from $321.6 million at December 31, 2011 to $307.5 million at March 31, 2012.

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

At March 31, 2012, the allowance for loan losses was $20.7 million, or 5.0% of loans net of unearned income, compared to $22.3 million, or 5.5% of loans net of unearned income, at December 31, 2011. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 60.3% at March 31, 2012, compared to 62.5% at December 31, 2011. At March 31, 2012, loans on non-accrual increased $1.4 million, accruing loans past due 90 days or more decreased $464,000 and real estate acquired in settlement of loans decreased $2.1 million, each as compared to December 31, 2011.

Net charge-offs as of the quarter ended March 31, 2012 were $3.7 million, or 3.8% of average loans on an annualized basis, an increase of 66.3%, or $1.5 million, from the charge-offs of $2.2 million, or 2.2% of average loans on an annualized basis, reported a year earlier. The provision for loan losses for the first three months of 2012 was $2.2 million, compared to $1.3 million at March 31, 2012.

Non-performing assets were as follows (in thousands of dollars):

	Consolidated
	March 31,	December 31,	March 31,
	2012	2011	2011
Loans Accounted for on a Non-Accrual Basis	$17,945	$16,502	$21,580
Accruing Loans Past Due 90 Days or More	1,868	2,332	4,426
Real Estate Acquired in Settlement of Loans	14,633	16,774	25,821

Total	$34,446	$35,608	$51,827
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	8.58%	8.48%	12.05%

	FUSB
	March 31,	December 31,	March 31,
	2012	2011	2011
Loans Accounted for on a Non-Accrual Basis	$16,433	$14,616	$20,178
Accruing Loans Past Due 90 Days or More	58	224	1,674
Real Estate Acquired in Settlement of Loans	11,309	12,606	19,430

Total	$27,800	$27,446	$41,282
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	8.72%	8.21%	12.06%

	ALC
	March 31,	December 31,	March 31,
	2012	2011	2011
Loans Accounted for on a Non-Accrual Basis	$1,512	$1,886	$1,402
Accruing Loans Past Due 90 Days or More	1,810	2,108	2,752
Real Estate Acquired in Settlement of Loans	3,324	4,168	6,391

Total	$6,646	$8,162	$10,545
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	8.06%	9.50%	11.97%

Non-performing assets as a percentage of net loans and other real estate was 8.6% at March 31, 2012 and 8.5% at December 31, 2011. Loans on non-accrual status increased $1.4 million, accruing loans past due 90 days or more decreased $464,000 and real estate acquired in settlement of loans decreased $2.1 million from December 31, 2011. The Company forecasts that adverse economic conditions and the severely depressed real estate market will continue to put downward pressure on real estate collateral values and will impact our ability to reduce non-performing assets. Other real estate owned as of March 31, 2012 consisted of 4 residential properties totaling $71,528 and 40 commercial properties totaling $11.2 million at the Bank and 97 residential properties totaling $2.9 million and 16 commercial properties totaling $330,066 at ALC. Every effort is made to dispose of these properties in a timely manner, but these efforts continue to be hampered by poor economic conditions. Real estate values continue to decline, and the real estate market remains severely depressed in all of our market areas. Management reviews these non-performing assets and reports to the Board of Directors of the Bank monthly. Loans past due 90 days or more and still accruing are reviewed by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual status and their asset values downgraded.

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

The Bank currently has up to $175.2 million in borrowing capacity from the FHLB and $7.8 million in established federal funds lines.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2012 and December 31, 2011, the Company and the Bank were in compliance with all regulatory capital requirements.

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments and maturities of loans and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $172.3 million at December 31, 2011 and $145.1 million at March 31, 2012.

Investment securities forecasted to mature or reprice over the next twelve months ending March 31, 2013 are estimated to be $7.8 million, or about 6.8%, of the investment portfolio as of March 31, 2012. For comparison, principal payments on investment securities totaled $7.5 million, or 6.6%, of the investment portfolio at March 31, 2012.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of March 31, 2012, the bond portfolio had an expected average maturity of 3.5 years, and approximately 72.8% of the $113.7 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Bank, at March 31, 2012, had long-term debt and short-term borrowings that, on average, represented 2.4% of total liabilities and equity, compared to 3.9% at year-end 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2012, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Company’s management concluded, as of March 31, 2012, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
January 1 – January 31	7,500	(2)	$4.58	—	242,303

February 1 – February 29	3,500	(2)	$6.29	—	242,303

March 1 – March 31	—		$0.00	—	242,303

Total	11,000		$5.12	—	242,303

(1)	On December 17, 2011, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock. The expiration date of the extended repurchase program is December 31, 2012. At March 31, 2012, there was 242,303 shares that may still be purchased under the program.
(2)	Shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

ITEM 6. EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: May 11, 2012

BY: /s/Robert Steen

Robert Steen

Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer

(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

3.2A	First Amendment to the Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on February 24, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.