Form 10-Q
period 2012-06-30
UNITED SECURITY BANCSHARES INC
filed 2012-08-10
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2012
Common Stock, $0.01 par value	6,017,732 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Per Share Data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and Due from Banks	$11,992	$9,491
Interest Bearing Deposits in Banks	62,809	43,306

Total Cash and Cash Equivalents	74,801	52,797
Investment Securities Available-for-Sale, at fair market value	107,457	122,170
Investment Securities Held-to-Maturity, at cost	5,163	1,170
Federal Home Loan Bank Stock, at cost	1,418	2,861
Loans, net of allowance for loan losses of $20,154 and $22,267, respectively	355,411	381,085
Premises and Equipment, net	9,040	9,050
Cash Surrender Value of Bank-Owned Life Insurance	13,116	12,922
Accrued Interest Receivable	3,370	3,958
Investment in Limited Partnerships	1,416	1,456
Other Real Estate Owned	15,005	16,774
Other Assets	17,088	17,567

Total Assets	$603,285	$621,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$527,247	$527,073
Accrued Interest Expense	574	790
Short-Term Borrowings	714	356
Long-Term Debt	—	20,000
Other Liabilities	8,009	7,384

Total Liabilities	536,544	555,603

Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,322,560 shares issued; 6,017,732 and 6,015,737 shares outstanding, respectively	73	73
Surplus	9,259	9,259
Accumulated Other Comprehensive Income, net of tax	3,347	3,004
Retained Earnings	75,224	75,091
Less Treasury Stock: 1,304,828 and 1,306,823 shares at cost, respectively	(21,150)	(21,208)
Noncontrolling Interest	(12)	(12)

Total Shareholders’ Equity	66,741	66,207

Total Liabilities and Shareholders’ Equity	$603,285	$621,810

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$8,883	$9,270	$17,966	$18,357
Interest on Investment Securities	865	1,337	1,792	2,694

Total Interest Income	9,748	10,607	19,758	21,051
INTEREST EXPENSE:
Interest on Deposits	1,147	1,579	2,522	3,176
Interest on Borrowings	30	200	115	470

Total Interest Expense	1,177	1,779	2,637	3,646

NET INTEREST INCOME	8,571	8,828	17,121	17,405
PROVISION FOR LOAN LOSSES	468	1,609	2,683	2,914

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,103	7,219	14,438	14,491
NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	603	722	1,231	1,438
Credit Life Insurance Income	222	218	341	340
Other Income	506	1,256	1,033	1,607

Total Non-Interest Income	1,331	2,196	2,605	3,385
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,714	3,851	7,479	7,421
Occupancy Expense	480	467	928	943
Furniture and Equipment Expense	343	317	653	620
Impairment on Other Real Estate	30	402	2,864	886
Loss on Sale of Other Real Estate	266	169	460	508
Other Expense	2,607	2,945	4,886	5,208

Total Non-Interest Expense	7,440	8,151	17,270	15,586

INCOME (LOSS) BEFORE INCOME TAXES	1,994	1,264	(227)	2,290
PROVISION FOR (BENEFIT FROM) INCOME TAXES	623	361	(360)	568

NET INCOME	$1,371	$903	$133	$1,722

Less: Net Loss Attributable to Noncontrolling Interest	—	(1)	—	(1)

NET INCOME ATTRIBUTABLE TO USBI	$1,371	$904	$133	$1,723

BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO USBI PER SHARE	$0.23	$0.15	$0.02	$0.29

DIVIDENDS PER SHARE	$—	$—	$—	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income attributable to USBI	$1,371	$904	$133	$1,723

Other comprehensive income:
Change in unrealized holding gains on available-for-sale securities arising during period, net of tax of $246, $364, $205 and $459, respectively	410	608	342	766
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income, net of tax of $-, $150, $- and $150, respectively	—	(251)	—	(251)

Other comprehensive income	410	357	342	515

Comprehensive income attributable to USBI	$1,781	$1,261	$475	$2,238

Net loss attributable to noncontrolling interest	—	(1)	—	(1)

Total comprehensive income	$1,781	$1,260	$475	$2,237

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133	$1,722
Less net loss attributable to noncontrolling interest	—	(1)

Net income attributable to USBI	$133	$1,723
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	360	350
Amortization of premiums and discounts, net	607	385
Provision for loan losses	2,683	2,914
Gain on sale of securities, net	—	(401)
Impairment of OREO	2,863	886
Loss on sale of OREO	460	508
Net other operating activities	1,055	1,995

Total adjustments	8,028	6,637

Net cash provided by operating activities	8,161	8,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities, available for sale	22,911	23,248
Proceeds from maturities and prepayments of investment securities, held to maturity	1,170	—
Proceeds from sales of investment securities	—	6,178
Proceeds from redemption of Federal Home Loan Bank stock	1,444	1,059
Proceeds from the sale of other real estate	1,633	2,721
Purchase of premises and equipment, net	(289)	(300)
Purchase of investment securities available-for-sale	(8,258)	(28,895)
Purchase of investment securities held-to-maturity	(5,161)	—
Net change in loan portfolio	19,803	(9,841)
Net effect of deconsolidating of variable interest entity	—	5,010

Net cash provided by (used in) investing activities	33,253	(820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	174	21,174
Dividends paid	—	(241)
Decrease in borrowings	(19,642)	(9,859)
Purchase of treasury stock	—	(3)
Reissuance of treasury stock	58	—

Net cash (used in) provided by financing activities	(19,410)	11,071

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,004	18,611

CASH AND CASH EQUIVALENTS, beginning of period	52,797	13,531

CASH AND CASH EQUIVALENTS, end of period	$74,801	$32,142

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$2,853	$5,242
Income Taxes	82	498
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$3,187	$3,754

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2012. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the condensed consolidated information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In preparing the unaudited interim condensed consolidated financial statements, management evaluated subsequent events through the date on which the unaudited interim condensed consolidated financial statements were issued.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The standards set forth in ASU 2011-04 supersede most of the accounting guidance currently found in Topic 820 of FASB’s Accounting Standards Codification (“ASC”) and previously known as Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. This ASU became effective for the Company’s interim and annual periods beginning after December 15, 2011, and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 5 for the newly-required disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends existing standards to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income; each component of other comprehensive income along with a total for other comprehensive income; and a total amount for comprehensive income. Any changes pursuant to the options allowed in the amendments should be applied retrospectively. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. The Company adopted this new guidance with first quarter 2012 financial reporting. In January 2012, the FASB issued accounting guidance that indefinitely defers the effective date of certain provisions concerning the presentation of comprehensive income. The guidance indefinitely defers the requirement to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. See the condensed consolidated statements of comprehensive income for further details.

In December 2011, the FASB issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in ASC 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is evaluating the impact that adoption will have on its consolidated financial statements.

3.	NET INCOME ATTRIBUTABLE TO USBI PER SHARE

Basic net income attributable to USBI per share is computed by dividing net income attributable to USBI by the weighted average shares during the three- and six-month periods ended June 30, 2012 and 2011. Diluted net income attributable to USBI per share for each of the three- and six-month periods ended June 30, 2012 and 2011 is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. There were no outstanding potentially dilutive instruments during the three- and six-month periods ended June 30, 2012 or 2011, and, therefore, basic and diluted weighted average shares outstanding were the same.

The following table represents the basic and diluted net income attributable to USBI per share calculations for the three- and six-month periods ended June 30, 2012 and 2011 (dollars in thousands, except per share data):

			Basic and
			Diluted Net
		Weighted	Income
	Net Income	Average	Attributable
	Attributable	Shares	to USBI
	to USBI	Outstanding	Per Share
For the Three Months Ended:
June 30, 2012	$1,371	6,017,732	$0.23
June 30, 2011	$904	6,010,749	$0.15
For the Six Months Ended:
June 30, 2012	$133	6,017,410	$0.02
June 30, 2011	$1,723	6,010,803	$0.29

4.	COMPREHENSIVE INCOME

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

The Company follows the provisions of ASC Topic 820 Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Short-term borrowings: These borrowings may consist of federal funds purchased, securities sold under agreements to repurchase, and the floating rate borrowings from the FHLB. Due to the short-term nature of these borrowings, fair values approximate carrying values.

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of June 30, 2012 and December 31, 2011.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

Financial assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are summarized below.

	Fair Value Measurements at June 30, 2012 Using
		Quoted
		Prices in
		Active	Significant
	Totals	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Mortgage-backed securities	$87,284	$—	$87,284	$—
Obligations of states, counties and political subdivisions	15,075	—	15,075	—
Obligations of U.S. government sponsored agencies	5,013	—	5,013	—
U.S. treasury securities	75	—	75	—
Equity securities	10	10	—	—

	Fair Value Measurements at December 31, 2011 Using
		Quoted
		Prices in
		Active	Significant
	Totals	Markets for	Other	Significant
	At	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Mortgage-backed securities	$99,691	$—	$99,691	$—
Obligations of states, counties and political subdivisions	15,885	—	15,885	—
Obligations of U.S. government sponsored agencies	6,509	—	6,509
U.S. treasury securities	75	—	75	—
Equity securities	10	10	—	—

Assets Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $10,313 and $10,284 for June 30, 2012 and December 31, 2011, respectively, in equity securities that are considered to be Level 1 securities.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis, including impaired loans. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $16,052,303 and $16,245,779 as of June 30, 2012 and December 31, 2011, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

During 2012, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $302,740 and $5,115,994, (utilizing Level 3 valuation inputs) for the periods ended June 30, 2012 and December 31, 2011, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for possible loan losses totaling approximately $238,929 for the six months ended June 30, 2012 and $2,514,983 for the year ended December 31, 2011. Foreclosed assets totaling $8,525,171 for the six months ended June 30, 2012, and $14,157,679 for the year ended December 31, 2011, were remeasured at fair value, resulting in impairment loss of $2,863,446 for the six months ended June 30, 2012 and $6,389,774 for the year ended December 31, 2011.

The following table presents detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2012. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input as well as the weighted average within the range utilized at June 30, 2012 is included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value June 30, 2012	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs and Weighted-Average
	(Dollars in thousands)
Nonrecurring fair value measurements:
Impaired loans	$16,052	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal compatibility adjustment (discount)	6% - 9%
Foreclosed property and other real estate	$303	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal compatibility adjustment (discount)	6% - 9%

NON-RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS

Impaired loans

Impaired loans are valued based on multiple data points indicating the fair value for each loan. The primary data point for non-performing loans is the appraisal value of the underlying collateral to which a discount is applied. Management establishes this discount or comparability adjustment based on recent sales of similar property types. As liquidity in the market increases or decreases, the comparability adjustment and the resulting asset valuation are impacted.

Foreclosed property and other real estate

Foreclosed property and other real estate under contract for sale are valued based on contract price. If no sales contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet.

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$74,801	$74,801	$52,797	$52,797
Investment securities available-for-sale	107,457	107,457	122,170	122,170
Investment securities held-to-maturity	5,163	5,205	1,170	1,170
Federal Home Loan Bank stock	1,418	1,418	2,861	2,861
Accrued interest receivable	3,370	3,370	3,958	3,958
Loans, net of allowance for loan losses	355,411	357,605	381,085	383,879
Liabilities:
Deposits	527,247	528,953	527,073	528,741
Short-term borrowings	714	714	356	356
Long-term debt	—	—	20,000	20,383
Accrued interest payable	574	574	790	790

6.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at June 30, 2012 and December 31, 2011 are as follows:

	Available-for-Sale
	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$83,442	$3,988	$(146)	$87,284
Obligations of states, counties and political subdivisions	13,582	1,493	—	15,075
Obligations of U.S. government sponsored agencies	4,994	19	—	5,013
U.S. treasury securities	75	—	—	75
Equity securities	9	1	—	10

Total	$102,102	$5,501	$(146)	$107,457

	Held-to-Maturity
	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
U.S. agencies	$5,163	$42	$—	$5,205

	Available-for-Sale
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$96,104	$3,903	$(316)	$99,691
Obligations of states, counties and political subdivisions	14,684	1,201	—	15,885
Obligations of U.S. government sponsored agencies	6,490	19	—	6,509
U.S. treasury securities	75	—	—	75
Equity securities	10	—	—	10

Total	$117,363	$5,123	$(316)	$122,170

	Held-to-Maturity
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,170	$1	$—	$1,171

The scheduled maturities of investment securities available-for-sale and held-to-maturity at June 30, 2012 are presented in the following table:

	Available-for Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$120	$121	$—	$—
Maturing after one to five years	4,875	5,133	—	—
Maturing after five to fifteen years	57,508	60,870	5,163	5,205
Maturing after fifteen years	39,590	41,323	—	—
Equity securities and Preferred Stock	9	10	—	—

Total	$102,102	$107,457	$5,163	$5,205

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At June 30, 2012 and December 31, 2011, based on the aforementioned considerations, management did not record other-than-temporary impairment on any security that was in an unrealized loss position.

	Available-for-Sale
	June 30, 2012
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities	$10,256	$(52)	$4,073	$(94)

	Available-for-Sale
	December 31, 2011
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities	$16,318	$(276)	$811	$(40)

As of June 30, 2012, six debt securities had been in a loss position for more than twelve months, and five debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying amount of $72.1 million and $80.0 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for FHLB advances.

The following chart represents the gross gains and losses realized on securities:

	Gross Gains	Gross Losses	Net Gains (Losses)
	(Dollars in Thousands)
Three Months Ended:
June 30, 2012	$—	$—	$—
June 30, 2011	$401	$—	$401
Six Months Ended:
June 30, 2012	$—	$—	$—
June 30, 2011	$401	$—	$401

7.	INVESTMENTS IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects as investments in funds that invest solely in affordable housing projects. The Company has determined that these structures require valuation as a variable interest entity (“VIE”) under ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company consolidates one of the funds in which it has a 99.9% limited partnership interest. The resulting financial impact to the Company of the consolidation was a net increase to total assets of approximately $148,510 as of June 30, 2012 and $150,000 as of December 31, 2011. The remaining limited partnership investments are unconsolidated and are accounted for under the cost method as allowed under ASC Topic 325 Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $1.4 million recorded investment.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Bank’s carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships. Management has no knowledge of intervening events since the date of the partnerships’ financial statements that would have had a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Bank had no remaining cash commitments to these partnerships at June 30, 2012.

8.	LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2012 and December 31, 2011, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	June 30, 2012
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$38,370	$—	$38,370
Secured by 1-4 family residential properties	40,239	36,770	77,009
Secured by multi-family residential properties	24,344	—	24,344
Secured by non-farm, non-residential properties	136,019	—	136,019
Other	802	—	802
Commercial and industrial loans	39,488	—	39,488
Consumer loans	16,393	46,978	63,371
Other loans	1,213	—	1,213

Total loans	$296,868	$83,748	$380,616
Less: Unearned interest	210	4,841	5,051
Allowance for loan losses	16,796	3,358	20,154

Net loans	$279,862	$75,549	$355,411

	December 31, 2011
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$40,311	$—	$40,311
Secured by 1-4 family residential properties	43,691	40,532	84,223
Secured by multi-family residential properties	26,722	—	26,722
Secured by non-farm, non-residential properties	147,518	—	147,518
Other	820	—	820
Commercial and industrial loans	43,060	—	43,060
Consumer loans	18,886	45,688	64,574
Other loans	910	—	910

Total loans	$321,918	$86,220	$408,138
Less: Unearned Interest	277	4,509	4,786
Allowance for loan losses	18,691	3,576	22,267

Net loans	$302,950	$78,135	$381,085

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 72.7% of the portfolio is concentrated in loans secured by real estate.

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

Secured by 1-4 residential properties – These loans include conventional mortgage loans on one-to-four family residential properties. These properties may serve as the borrower’s primary resident, vacation home or investment property. Also included in this portfolio are home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.

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

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, the Bank and ALC, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility, nor do they present other unfavorable features. The amounts of such related party loans and commitments at June 30, 2012, December 31, 2011and June 30, 2011 were $2,711,659, $3,036,740 and $2,450,038, respectively. During the six-month period ended June 30, 2012, new loans to these parties totaled $53,283, and repayments by active related parties were $372,984. Director Dan Barlow retired from the Board of Directors of the Company and the Bank in May of 2012; his loan totaling $5,380 was eliminated from the June 30, 2012 balance. During the twelve-month period ended December 31, 2011, new loans to these parties totaled $1,301,901, and repayments were $426,665. During the six-month period ended June 30, 2011, new loans to these parties totaled $449,601, and repayments were $138,093.

Allowance for Loan Losses

Changes in the allowance for loan losses by reporting segment and portfolio segment were as follows:

	FUSB
	June 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Beginning balance	$889	$16,533	$306	$684	$279	$18,691
Charge-offs	482	3,073	87	115	11	3,768
Recoveries	115	192	41	3	—	351

Net charge-offs	367	2,881	46	112	11	3,417
Provision	279	1,426	(36)	81	(227)	1,523

Ending balance	$801	$15,078	$224	$653	$41	$16,797

	ALC
	June 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Beginning balance	$—	$—	$2,542	$1,034	$—	$3,576
Charge-offs	—	—	1,383	472	—	1,855
Recoveries	—	—	448	28	—	476

Net charge-offs	—	—	935	444	—	1,379
Provision	—	—	777	383	—	1,160

Ending balance	$—	$—	$2,384	$973	$—	$3,357

	FUSB & ALC
	June 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Beginning balance	$889	$16,533	$2,848	$1,718	$279	$22,267
Charge-offs	482	3,073	1,470	587	11	5,623
Recoveries	115	192	489	31	—	827

Net charge-offs	367	2,881	981	556	11	4,796
Provision	279	1,426	741	464	(227)	2,683

Ending balance	$801	$15,078	$2,608	$1,626	$41	$20,154

	FUSB
	December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Beginning balance	$988	$15,206	$375	$359	$99	$17,027
Charge-offs	407	12,915	420	973	3	14,718
Recoveries	152	44	121	172	—	489

Net charge-offs	255	12,871	299	801	3	14,229
Provision	156	14,198	230	1,126	183	15,893

Ending balance	$889	$16,533	$306	$684	$279	$18,691

	ALC
	December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Beginning balance	$—	$—	$2,663	$1,246	$—	$3,909
Charge-offs	—	—	2,993	1,049	—	4,042
Recoveries	—	—	707	93	—	800

Net charge-offs	—	—	2,286	956	—	3,242
Provision	—	—	2,165	744	—	2,909

Ending balance	$—	$—	$2,542	$1,034	$—	$3,576

	FUSB & ALC
	December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Beginning balance	$988	$15,206	$3,038	$1,605	$99	$20,936
Charge-offs	407	12,915	3,413	2,022	3	18,760
Recoveries	152	44	828	265	—	1,289

Net charge-offs	255	12,871	2,585	1,757	3	17,471
Provision	156	14,198	2,395	1,870	183	18,802

Ending balance	$889	$16,533	$2,848	$1,718	$279	$22,267

	FUSB
	June 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Beginning balance	$988	$15,205	$375	$360	$99	$17,027
Charge-offs	237	2,611	227	509	—	3,584
Recoveries	34	24	54	2	—	114

Net charge-offs	203	2,587	173	507	—	3,470
Provision	238	685	152	568	60	1,703

Ending balance	$1,023	$13,303	$354	$421	$159	$15,260

	ALC
	June 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Beginning balance	$—	$—	$2,663	$1,246	$—	$3,909
Charge-offs	—	—	1,271	536	—	1,807
Recoveries	—	—	384	53	—	437

Net charge-offs	—	—	887	483	—	1,370
Provision	—	—	762	449	—	1,211

Ending balance	$—	$—	$2,538	$1,212	$—	$3,750

	FUSB & ALC
	June 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Beginning balance	$988	$15,205	$3,038	$1,606	$99	$20,936
Charge-offs	237	2,611	1,498	1,045	—	5,391
Recoveries	34	24	438	55	—	551

Net charge-offs	203	2,587	1,060	990	—	4,840
Provision	238	685	914	1,017	60	2,914

Ending balance	$1,023	$13,303	$2,892	$1,633	$159	$19,010

Impaired Loan Evaluations

The following table details loans individually evaluated for impairment at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Loans Evaluated Individually for Impairment		Loans Evaluated Individually for Impairment
	Recorded Investment	Balance in Allowance for Loan Losses	Recorded Investment	Balance in Allowance for Loan Losses
	(Dollars in Thousands)		(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$18,490	$7,365	$19,674	$6,800
Secured by 1-4 family residential properties	—	—	186	—
Secured by multi-family residential properties	2,884	75	2,884	—
Secured by non-farm, non-residential properties	27,698	2,467	37,569	3,775
Other	—	—	—	—
Commercial and industrial loans	1,305	359	1,603	509
Consumer loans	—	—	—	—
Other loans	—	—	—	—

Total loans	$50,377	$10,266	$61,916	$11,084

The following table details loans collectively evaluated for impairment at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Loans Evaluated Collectively for Impairment		Loans Evaluated Collectively for Impairment
	Recorded Investment	Balance in Allowance for Loan Losses	Recorded Investment	Balance in Allowance for Loan Losses
	(Dollars in Thousands)		(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$19,880	$2,117	$20,637	$2,873
Secured by 1-4 family residential properties	77,009	1,627	84,037	113
Secured by multi-family residential properties	21,460	164	23,838	170
Secured by non-farm, non-residential properties	108,321	2,836	109,949	2,965
Other	802	3	820	1,555
Commercial and industrial loans	38,181	364	41,457	380
Consumer loans	63,372	2,607	64,574	2,848
Other loans	1,214	170	910	279

Total loans	$330,239	$9,888	$346,222	$11,183

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

8.	Loss: Borrowers deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these worthless assets, even though partial recovery may be affected in the future.

The table below illustrates the carrying amount of loans by credit quality indicator at June 30, 2012.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$17,067	$523	$20,747	$33	$38,370
Secured by 1-4 family residential properties	34,493	1,308	4,434	4	40,239
Secured by multi-family residential properties	21,460	—	2,884	—	24,344
Secured by non-farm, non-residential properties	97,842	7,542	30,635	—	136,019
Other	802	—	—	—	802
Commercial and industrial loans	36,752	456	2,244	36	39,488
Consumer loans	15,159	184	1,026	24	16,393
Other loans	1,212	—	1	—	1,213

Total	$224,787	$10,013	$61,971	$97	$296,868

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$35,609	$1,161	$36,770
Consumer loans	45,073	1,905	46,978

Total	$80,682	$3,066	$83,748

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2011.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$18,047	$699	$21,327	$238	$40,311
Secured by 1-4 family residential properties	38,573	627	4,445	46	43,691
Secured by multi-family residential properties	23,838	—	2,884	—	26,722
Secured by non-farm, non-residential properties	105,590	11,579	30,349	—	147,518
Other	820	—	—	—	820
Commercial and industrial loans	39,676	845	2,498	41	43,060
Consumer loans	17,617	383	867	19	18,886
Other loans	909	—	1	—	910

Total	$245,070	$14,133	$62,371	$344	$321,918

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$38,550	$1,982	$40,532
Consumer loans	43,675	2,013	45,688

Total	$82,225	$3,995	$86,220

The following table provides an aging analysis of past due loans and nonaccruing loans by class at June 30, 2012.

	FUSB
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$3,568	$37	$3,605	$3,065	$31,700	$38,370
Secured by 1-4 family residential properties	920	—	920	448	38,871	40,239
Secured by multi-family residential properties	—	—	—	2,884	21,460	24,344
Secured by non-farm, non-residential properties	4,608	—	4,608	8,720	122,691	136,019
Other	—	—	—	—	802	802
Commercial and industrial loans	604	4	608	917	37,963	39,488
Consumer loans	438	—	438	53	15,902	16,393
Other loans	—	—	—	—	1,213	1,213

Total past due loans	$10,138	$41	$10,179	$16,087	$270,602	$296,868

	ALC
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$862	$861	$1,723	$300	$34,747	$36,770
Consumer loans	1,329	759	2,088	1,146	43,744	46,978

Total past due loans	$2,191	$1,620	$3,811	$1,446	$78,491	$83,748

The following table provides an aging analysis of past due loans and nonaccruing loans by class at December 31, 2011.

	FUSB
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$3,094	$—	$3,094	$3,087	$34,130	$40,311
Secured by 1-4 family residential properties	1,324	38	1,362	879	41,450	43,691
Secured by multi-family residential properties	—	—	—	2,884	23,838	26,722
Secured by non-farm, non-residential properties	1,281	88	1,369	7,563	138,586	147,518
Other	—	—	—	—	820	820
Commercial and industrial loans	1,459	13	1,472	129	41,459	43,060
Consumer loans	670	72	742	74	18,070	18,886
Other loans	3	13	16	—	894	910

Total past due loans	$7,831	$224	$8,055	$14,616	$299,247	$321,918

	ALC
	Past Due
	30-89 Days	Greater than 90 Days	Total	Nonaccrual	Current Loans	Total Loans
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$1,135	$1,462	$2,597	$520	$37,415	$40,532
Consumer loans	1,310	646	1,956	1,367	42,365	45,688

Total past due loans	$2,445	$2,108	$4,553	$1,887	$79,780	$86,220

Impaired Loans

At June 30, 2012, the carrying amount of impaired loans consisted of the following:

	June 30, 2012
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$4,679	$4,679	$—
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	895	895	—
Secured by non-farm, non-residential properties	17,971	17,971	—
Commercial and industrial	514	514	—

Total loans with no related allowance recorded	$24,059	$24,059	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$13,811	$13,811	$7,365
Secured by multi-family residential properties	1,989	1,989	75
Secured by non-farm, non-residential properties	9,727	9,727	2,467
Commercial and industrial	791	791	359

Total loans with an allowance recorded	$26,318	$26,318	$10,266

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$18,490	$18,490	$7,365
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	2,884	2,884	75
Secured by non-farm, non-residential properties	27,698	27,698	2,467
Commercial and industrial	1,305	1,305	359

Total impaired loans	$50,377	$50,377	$10,266

At December 31, 2011, the carrying amount of impaired loans consisted of the following:

	December 31, 2011
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Impaired loans with no related allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$7,005	$7,005	$—
Secured by 1-4 family residential properties	186	186	—
Secured by multi-family residential properties	2,884	2,884	—
Secured by non-farm, non-residential properties	24,411	24,411	—
Commercial and industrial	100	100	—

Total loans with no related allowance recorded	$34,586	$34,586	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$12,669	$12,669	$6,800
Secured by non-farm, non-residential properties	13,159	13,159	3,775
Commercial and industrial	1,502	1,502	509

Total loans with an allowance recorded	$27,330	$27,330	$11,084

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$19,674	$19,674	$6,800
Secured by 1-4 family residential properties	186	186	—
Secured by multi-family residential properties	2,884	2,884	—
Secured by non-farm, non-residential properties	37,570	37,570	3,775
Commercial and industrial	1,602	1,602	509

Total impaired loans	$61,916	$61,916	$11,084

The average net investment in impaired loans and interest income recognized and received on impaired loans as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$19,514	$339	$315
Secured by 1–4 family residential properties	107	—	—
Secured by multi-family residential properties	2,884	—	—
Secured by non-farm, non-residential properties	31,475	597	582
Commercial and industrial	1,376	16	17

Total impaired loans	$55,356	$952	$914

	December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$12,173	$649	$687
Secured by 1–4 family residential properties	37	—	—
Secured by multi-family residential properties	3,313	—	1,587
Secured by non-farm, non-residential properties	32,572	1,429	—
Commercial and industrial	1,634	140	141

Total impaired loans	$49,729	$2,218	$2,415

Loans on which the accrual of interest has been discontinued amounted to $17,532,838 and $16,502,314 at June 30, 2012 and December 31, 2011, respectively. If interest on those loans had been accrued, such income would have approximated $713,200 and $1,459,843 for the six months ended June 30, 2012 and for the twelve months ended December 31, 2011, respectively. Interest income actually recorded on those loans amounted to $12,211 and $35,519 for the six months ended June 30, 2012 and for the twelve months ended December 31, 2011, respectively. Accruing loans past due 90 days or more amounted to $1,660,876 and $2,331,718 for the six months ended June 30, 2012 and for the twelve months ended December 31, 2011, respectively.

Troubled Debt Restructurings:

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are being reported as troubled debt restructurings. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on nonaccrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. Based on the above, the Company had $1,844,536 and $1,821,696 of non-accruing loans that were restructured and remained on nonaccrual status at June 30, 2012 and December 31, 2011, respectively. In addition, the Company had $1,735,471 and $2,488,060 of restructured loans that were restored to accrual status based on a sustained period of repayment performance at June 30, 2012 and December 31, 2011, respectively.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the periods ended June 30, 2012 and December 31, 2011, as well as the recorded investment and unpaid principal balance as of June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	9	$3,182	$1,736	9	$3,182	$2,488
Secured by non-farm, non-residential properties	4	2,620	1,776	3	2,583	1,747
Commercial loans	2	80	68	2	80	75

Total	15	$5,882	$3,580	14	$5,845	$4,310

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
Troubled debt restructurings that subsequently defaulted
Troubled debt restructurings:
Secured by non-farm, non-residential properties	1	$1,311		—	$—

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure, principal reduction or some combination of these concessions. During the periods ended June 30, 2012 and December 31, 2011, restructured loan modifications of loans secured by real estate, commercial and industrial loans primarily included maturity date extensions and payment schedule modifications.

The change in troubled debt restructuring as of June 30, 2012 was as follows:

	June 30, 2012	December 31, 2011	Change
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$1,736	$2,488	$(752)
Secured by non-farm, non-residential properties	1,776	1,747	29
Commercial and industrial loans	68	75	(7)

Total	$3,580	$4,310	$(730)

All loans $500,000 and over modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, is considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses of $865,434 and $494,352 as of June 30, 2012 and December 31, 2011, respectively.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. There were no federal funds purchased outstanding at June 30, 2012 or December 31, 2011. There were no treasury tax and loan deposits outstanding at June 30, 2012 and December 31, 2011.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at June 30, 2012 and December 31, 2011 were $714,355 and $355,787, respectively.

At June 30, 2012, the Bank had $7.8 million in available federal fund lines from correspondent banks.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At June 30, 2012, there were no advances outstanding and no investment securities or mortgage loans pledged to secure these borrowings. At December 31, 2011, investment securities and mortgage loans amounting to $22.6 million were pledged to secure these borrowings in the amount of $20.0 million.

At June 30, 2012, the Bank had $181.0 million in available credit from the FHLB.

11.	INCOME TAXES

The Company files a consolidated income tax return with the federal government and the state of Alabama. ALC files a Mississippi state income tax return on its Mississippi branches. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it files for the years ended December 31, 2008 though 2011.

As of June 30, 2012, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2012. As of June 30, 2012, the Company had accrued no interest and no penalties related to uncertain tax positions.

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 34.0%, as described in the following table:

	June 30, 2012	June 30, 2011
	(Dollars in Thousands)
Income tax (benefit) expense at federal statutory rate	$(77)	$779
Increase (decrease) resulting from:
Tax-exempt interest	(175)	(202)
State income tax (benefit) expense, net of federal income tax benefit	(24)	43
Low income housing tax credits	—	—
Other	(84)	(52)

Total	$(360)	$568

12.	SEGMENT REPORTING

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

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended June 30, 2012:
Net interest income	$4,946	$3,620	$5	$—	$8,571
Provision for loan losses	20	448	—	—	468
Total non-interest income	957	334	1,666	(1,626)	1,331
Total non-interest expense	4,707	2,696	219	(182)	7,440

Income before income taxes	1,176	810	1,452	(1,444)	1,994
Provision for income taxes	308	314	1	—	623

Net income	$868	$496	$1,451	$(1,444)	$1,371

Other significant items:
Total assets	$604,227	$82,382	$72,921	$(156,245)	$603,285
Total investment securities	112,545	—	75	—	112,620
Total loans, net	347,404	75,549	—	(67,542)	355,411
Investment in subsidiaries	1,286	—	67,645	(68,926)	5
Fixed asset addition	58	17	—	—	75
Depreciation and amortization expense	141	39	—	—	180
Total interest income from external customers	5,153	4,595	—	—	9,748
Total interest income from affiliates	975	—	5	(980)	—

For the six months ended June 30, 2012:
Net interest income	$9,932	$7,180	$9	$—	$17,121
Provision for loan losses	1,523	1,160	—	—	2,683
Total non-interest income	1,970	658	644	(667)	2,605
Total non-interest expense	11,703	5,563	369	(365)	17,270

Income (loss) before income taxes	(1,324)	1,115	284	(302)	(227)
Provision for (benefit from) income taxes	(796)	433	3	—	(360)

Net income (loss)	$(528)	$682	$281	$(302)	$133

Other significant items:
Fixed asset addition	$112	$177	$—	$—	$289
Depreciation and amortization expense	282	78	—	—	360
Total interest income from external customers	10,594	9,164	—	—	19,758
Total interest income from affiliates	1,983	—	9	(1,992)	—

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended June 30, 2011:
Net interest income	$5,553	$3,260	$15	$—	$8,828
Provision for loan losses	885	724	—	—	1,609
Total non-interest income	1,475	676	1,325	(1,280)	2,196
Total non-interest expense	5,288	2,675	361	(173)	8,151

Income before income taxes	855	537	979	(1,107)	1,264
Provision for income taxes	151	205	5	—	361

Net income	$704	$332	$974	$(1,107)	$903

Less: Net loss attributable to noncontrolling interest	—	—	(1)	—	(1)

Net income attributable to USBI	$704	$332	$975	$(1,107)	$904

Other significant items:
Total assets	$632,232	$86,882	$83,939	$(170,366)	$632,687
Total investment securities	137,189	—	207	—	137,396
Total loans, net	385,552	77,651	—	(72,551)	390,652
Goodwill	3,111	—	987	—	4,098
Investment in subsidiaries	1,365	—	77,603	(78,963)	5
Fixed asset addition	150	150	—	—	300
Depreciation and amortization expense	141	35	—	—	176
Total interest income from external customers	6,075	4,532	—	—	10,607
Total interest income from affiliates	1,272	—	14	(1,286)	—

For the six months ended June 30, 2011:
Net interest income	$10,928	$6,452	$25	$—	$17,405
Provision for loan losses	1,703	1,211	—	—	2,914
Total non-interest income	2,543	851	2,386	(2,395)	3,385
Total non-interest expense	10,321	5,059	555	(349)	15,586

Income before income taxes	1,447	1,033	1,856	(2,046)	2,290
Provision for income taxes	165	395	8	—	568

Net income	1,282	638	1,848	(2,046)	1,722

Less: Net loss attributable to noncontrolling interest	—	—	(1)	—	(1)

Net income attributable to USBI	$1,282	$638	$1,849	$(2,046)	$1,723

Other significant items:
Fixed asset addition	$150	$150	$—	$—	$300
Depreciation and amortization expense	284	66	—	—	350
Total interest income from external customers	12,025	9,024	2	—	21,051
Total interest income from affiliates	2,572	—	23	(2,595)	—

13.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the periods ended June 30, 2012 and 2011, there were no credit losses associated with derivative contracts.

In the normal course of business, there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit and others, that are not included in the consolidated financial statements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the condensed consolidated financial statements. A summary of these commitments and contingent liabilities is presented below:

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)
Standby Letters of Credit	$1,045	$1,172
Commitments to Extend Credit	$35,436	$45,736

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at June 30, 2012 and December 31, 2011 was $1.0 million and $1.2 million, respectively.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At June 30, 2012 and December 31, 2011, there were no outstanding commitments to purchase and sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC (“Graves Automotive”), Malcomb Graves and Tina Graves filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, was named as a co-defendant, and ALC and the Bank filed a crossclaim against him seeking, among other relief, defense and indemnification for any damages suffered in the underlying lawsuit. The underlying complaint alleged that the defendants committed fraud in misrepresenting to Graves Automotive the amounts that Graves Automotive owed on certain loans and failing to credit Graves Automotive properly for certain loans. The defendants moved to compel arbitration, and the trial court denied the defendants’ motion. The defendants appealed this decision, and, on September 29, 2010, the Alabama Supreme Court affirmed the trial court’s denial of defendants’ motion. Following the return of the case to the active docket, on November 30, 2010, ALC and the Bank moved to dismiss the lawsuit. In response to this motion to dismiss, on June 15, 2011, the Circuit Court dismissed all claims against the Company, the Bank and their respective directors and officers and all claims that were brought by Malcomb Graves and Tina Graves in their individual capacities. The Circuit Court also dismissed Graves Automotive’s claims for conversion and negligent supervision against ALC and ordered Graves Automotive to re-plead its fraud allegations against ALC with more particularity. On September 15, 2011, Graves Automotive filed a third amended complaint in response to the Circuit Court’s June 15, 2011 order. In its third amended complaint, Graves Automotive asserted claims against ALC for breach of contract, fraud, unjust enrichment and conversion. ALC moved to dismiss the third amended complaint on many of the same grounds as set forth in its previous motion to dismiss. On October 13, 2011, the Circuit Court dismissed Graves Automotive’s conversion claim and again ordered Graves Automotive to re-plead its fraud claims with more particularity, this time within 60 days. On December 12, 2011, Graves Automotive filed its fourth amended complaint, this time asserting only two counts, breach of contract and unjust enrichment. Despite removing the fraud claims, the fourth amended complaint still requests punitive damages. On January 11, 2012, ALC filed a motion to dismiss the fourth amended complaint and to strike Graves Automotive’s request for punitive damages. This motion remains pending, and ALC has requested oral arguments. ALC continues to deny the allegations against it in the underlying lawsuit and intends to vigorously defend itself in this matter. Given the pendency of ALC’s motion and the lack of discovery conducted, it is too early to assess the likelihood of a resolution of the remaining claims in this matter or the possibility of an unfavorable outcome.

On February 17, 2011, Wayne Allen Russell, Jr. (“Russell”) filed a lawsuit in the Circuit Court of Tuscaloosa County, Alabama against the Bank and Bill Morgan, who currently serves as the Bank’s Business Development Officer. The allegations in the lawsuit relate to a mortgage on a parcel of real estate, executed by Russell in favor of the Bank as security for a loan, and certain related transactions, including foreclosure proceedings executed by the Bank. Additionally, on June 17, 2011, Mr. Russell’s wife, Rebecca Russell, in response to a lawsuit filed against Ms. Russell by the Bank, filed a counterclaim against the Bank seeking compensatory and punitive damages, asserting that she was induced to mortgage a rental dwelling owned by her, the proceeds of which were paid upon certain obligations owed to the Bank by her husband, and that the Bank had orally agreed to refinance her loan as a part of an alleged refinancing promise by the Bank with respect to the obligations of Mr. Russell. The Court granted the motion to strike the jury demand in both cases and has consolidated the matters for a non-jury trial. The Bank intends to seek the dismissal of the consolidated complaint by Mr. Russell and Ms. Russell’s counterclaim. Although the defendants intend to vigorously defend themselves in these matters, it is too early to assess the likelihood of a resolution of these matters or the possibility of an unfavorable outcome.

The Bank was informed by letter dated June 5, 2012 from the U.S. Department of Labor – Occupational Safety and Health Administration (“OSHA”) that a former employee of the Bank had filed complaint with OSHA alleging that, in connection with the former employee’s separation from the Bank in April of 2012, the Bank committed certain discriminatory employment practices in violation of the Sarbanes Oxley-Act of 2002 and the Consumer Financial Protection Act of 2010. The Company believes that the complaint is wholly without merit. At the request of OSHA, the Bank has furnished a written statement and other information in response to the complaint and will continue to cooperate fully with OSHA throughout its investigation. Although the Bank intends to vigorously defend itself in this matter, it is too early to assess the likelihood of a resolution of this matter or the possibility of an unfavorable outcome.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2012 to year-end 2011, while comparing income and expense for the three- and six-month periods ended June 30, 2012 and 2011.

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

COMPARING THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2012 TO THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2011

Net income attributable to USBI in the second quarter of 2012 was $1.4 million, compared to net income attributable to USBI of $904,000 for the second quarter of 2011, resulting in an increase of basic net income per share from $0.15 per share during the second quarter of 2011 to $0.23 per share in the same quarter of 2012.

For the three-month period ended June 30, 2012, the Bank had net income of $868,000, compared to net income of $704,000 for the same quarter of 2011. For the six-month period ended June 30, 2012, the Bank had net loss of $528,000, compared to net income of $1.3 million for the same period in 2011. For the six month period, the decrease in net income for the Bank resulted from higher impairment charges on other real estate owned. These impairments resulted mainly from foreclosed property associated with commercial real estate loans, as real estate values continue to decline and market conditions continue to be depressed. Further declines in market value would require additional impairment charges.

Net income for ALC for the three-month period ended June 30, 2012 was $496,000, compared to $332,000 for the same quarter of 2011. For the six-month period ended June 30, 2012, net income for ALC was $682,000, compared to $638,000 for the same period in 2011. Improvement in both periods for ALC resulted from lower provisions for loan losses.

Interest income for the 2012 second quarter decreased $859,000, or 8.1%, compared to the second quarter of 2011. For the six months ended June 30, 2012, interest income decreased $1.3 million, or 6.1%, compared with the same period in 2011. The decrease in interest income during the periods was primarily due to a decrease in interest earned on loans and investment securities resulting from an overall decrease in the average yield and average volume of loans and investment securities. Interest income at the Bank for the 2012 second quarter decreased $1.2 million, or 16.6%, compared to the same period of 2011. For the six months ended June 30, 2012, interest income decreased $2.0 million, or 13.8%, compared with the same period of 2011. These decreases were due to an overall decrease in the average yield and average volume of loans and investment securities. Loan demand continues to be weak due to continuing difficult economic conditions. Cash flows from loans and investment securities were reinvested at lower rates, resulting in lower interest income. Interest income at ALC increased $63,000 for the second quarter of 2012 compared to the same quarter of 2011. Interest income at ALC increased $140,000 for the six-month period ended June 30, 2012 compared to the same period in 2011. These increases at ALC resulted from an increase in average consumer loans. The increase in yield on these loans offset the loss of interest income on decreased real estate loans at ALC.

Interest expense for USBI in the 2012 second quarter decreased $602,000, or 33.8%, compared to the second quarter of 2011. Interest expense decreased $1.0 million, or 27.7%, to $2.6 million for the first six months of 2012, compared to $3.6 million for the first six months of 2011. These decreases were the result of lower interest rates paid on certificates of deposit and borrowed funds. As longer term certificates of deposit mature, they reprice at lower rates, as rates on deposits and borrowed funds remain at record lows. If the very low rate environment continues, interest expense should continue to decline as compared to the prior year expense.

Net interest income for USBI decreased $257,000, or 2.9%, for the second quarter of 2012, and decreased $284,000, or 1.6%, for the first six months of 2012, compared to the same periods in 2011, respectively. The net interest margin declined from 6.18% for the six months ended June 30, 2011 to 6.09% for the six months ended June 30, 2012, and from 6.17% for the second quarter of 2011 to 6.16% for the second quarter of 2012. Loan and investment yields declined for the three- and six-month periods ended June 30, 2012 compared to the same periods in 2011. The cost of funds declined due to a decline in interest rates paid on interest bearing deposits and borrowed funds. Asset yields and funds costs have stabilized, and the net interest margin is expected to remain near current levels until the Federal Reserve adjusts rates.

The provision for loan losses for USBI was $468,000, or 0.5% annualized of average loans, in the second quarter of 2012, compared to $1.6 million, or 1.6% annualized of average loans, in the second quarter of 2011. The provision for loan losses decreased to $2.7 million for the six months ended June 30, 2012, compared to $2.9 million for the same period in 2011. The annualized provision as a percent of average loans was 1.4% for each of the first six months of 2012 and 2011. The provision for loan losses at the Bank declined to $20,000 for the 2012 second quarter and decreased to $1.5 million for the six months ended June 30, 2012. Net charge-offs decreased $53,000 for the six months ended June 30, 2012 and decreased $1.4 million in the quarter ended June 30, 2012, when compared to the same periods in 2011 at the Bank. The provision for loan losses at ALC decreased to $448,000 for the second quarter of 2012, compared to $724,000 for the same period of 2011. For the six month period ending June 30, 2012 the provision for loan losses decreased $51,000 to $1,160,000 compared to $1,211,000 for the same six month period in 2011. At the Company level, net charge-offs were $4.8 million for each of the six month periods ended June 30, 2012 and 2011. Net charge-offs year-to-date as of June 30, 2012 were $3.4 million for the Bank and $1.4 million for ALC.

Total non-interest income for USBI decreased $865,000, or 39.4%, for the second quarter of 2012 and decreased $780,000, or 23.0%, for the first six months of 2012. Service charges on deposit accounts decreased $119,000 for the second quarter of 2012, and $207,000 for the six month period ended June 30, 2012, when compared to the same periods in 2011, primarily due to decreased fees generated from customer overdrafts and non-sufficient funds in both quarters of 2012. All other fees decreased $750,000 for the second quarter of 2012, and $574,000 for the first six months of 2012. The 2011 second quarter fees included a $401,000 gain on sale of securities and a $258,000 reimbursement of attorney fees from a previous fidelity bond claim. No similar gains or reimbursements were booked in the second quarter of 2012.

Total non-interest expense decreased $711,000, or 8.7%, for the 2012 second quarter, and increased $1.7 million, or 10.8%, for the six months ended June 30, 2012, compared to the same periods in 2011. Salary and employee benefits decreased $137,000 when comparing second quarter 2012 to the same period in 2011, and increased $58,000 for the six months ended June 30, 2012 compared to the same period in 2011. For the 2012 second quarter, impairment on other real estate decreased $372,000, and realized loss on sale of other real estate owned increased $97,000. For the six months ended June 30, 2012, impairment on other real estate owned increased $2.0 million, and realized loss on sale of other real estate owned decreased $48,000. Appraisals on foreclosed properties, which were updated in the first quarter of 2012, reflected decreased values, primarily on commercial real estate, and required the impairment charges. There remains approximately $2.0 million in foreclosed property that is scheduled to be reappraised in the third quarter of this year. These updated appraisals could result in decreased market values, which would require additional impairment charges. All other non-interest expenses remained fairly consistent for the second quarter and six month periods in 2012 when compared to the same periods in 2011.

Income tax expense for the second quarter of 2012 was $623,000, compared to income tax expense of $361,000 in the second quarter of 2011. Income tax expense of $568,000 for the period ending June 30, 2011 decreased to a tax benefit of $360,000 for the same period in 2012. Management estimates the effective tax rate for the Company to be approximately 31.0% of pre-tax income for the period ended June 30, 2012.

COMPARING THE JUNE 30, 2012 STATEMENTS OF FINANCIAL CONDITION TO DECEMBER 31, 2011

In comparing consolidated financial condition at June 30, 2012 to December 31, 2011, total assets decreased $18.5 million to $603.3 million, while liabilities decreased $19.1 million to $536.5 million. Shareholders’ equity increased $534,000 as a result of net income of $133,000, an increase in accumulated other comprehensive income of $343,000 and reissuance of treasury stock of $58,000.

Investment securities for USBI decreased $10.7 million, or 8.7%, during the first six months of 2012. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $27.8 million, from $403.4 million at December 31, 2011 to $375.6 million at June 30, 2012. Deposits increased $174,000, or 0.03%, during the first six months of 2012. Loans, net of unearned income at ALC, decreased $2.8 million, from $81.7 million at December 31, 2011 to $78.9 million at June 30, 2012. Loans, net of unearned income at the Bank, after consolidation eliminations, decreased $24.9 million from $321.6 million at December 31, 2011 to $296.7 million at June 30, 2012. Depressed market conditions and weak loan demand may continue to affect the Company’s ability to generate loan growth, and loan volume could continue to decline.

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

At June 30, 2012, the allowance for loan losses was $20.2 million, or 5.4% of loans net of unearned income, compared to $22.3 million, or 5.5% of loans net of unearned income, at December 31, 2011. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 58.9% at June 30, 2012, compared to 62.5% at December 31, 2011. At June 30, 2012, loans on non-accrual increased $1.0 million, accruing loans past due 90 days or more decreased $0.6 million, and real estate acquired in settlement of loans decreased $1.8 million, each as compared to December 31, 2011. The balance in the allowance for loan losses related to loans evaluated collectively for impairment declined from $11.2 million at December 31, 2011 to $9.9 million at June 30, 2012. The decline resulted in part from a decline in historical losses for these loans, and from a decline in recorded investments in these loans of $16.0 million, as compared to December 31, 2011. The portion of the allowance for loan losses related to loans evaluated individually for impairment declined from $11.1 million at December 31, 2011 to $10.3 million at June 30, 2012. The recorded investment in these loans declined from $61.9 million at December 31, 2011 to $50.4 million at June 30, 2012.

Non-performing assets were as follows (in thousands of dollars):

	Consolidated
	June 30, 2012	December 31, 2011	June 30, 2011
Loans Accounted for on a Non-Accrual Basis	$17,533	$16,502	$28,934
Accruing Loans Past Due 90 Days or More	1,661	2,332	3,402
Real Estate Acquired in Settlement of Loans	15,005	16,774	25,270

Total	$34,199	$35,608	$57,606
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	8.76%	8.48%	13.24%

	FUSB
	June 30, 2012	December 31, 2011	June 30, 2011
Loans Accounted for on a Non-Accrual Basis	$16,087	$14,616	$27,479
Accruing Loans Past Due 90 Days or More	41	224	1,168
Real Estate Acquired in Settlement of Loans	12,004	12,606	19,141

Total	$28,132	$27,446	$47,788
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	9.11%	8.21%	13.76%

	ALC
	June 30, 2012	December 31, 2011	June 30, 2011
Loans Accounted for on a Non-Accrual Basis	$1,446	$1,886	$1,455
Accruing Loans Past Due 90 Days or More	1,620	2,108	2,234
Real Estate Acquired in Settlement of Loans	3,001	4,168	6,129

Total	$6,067	$8,162	$9,818
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	7.41%	9.50%	11.22%

Non-performing assets as a percentage of net loans and other real estate was 8.8% at June 30, 2012 and 8.5% at December 31, 2011. Loans on non-accrual status increased $1.0 million, accruing loans past due 90 days or more decreased $671,000 and real estate acquired in settlement of loans decreased $1.8 million from December 31, 2011. Other real estate owned as of June 30, 2012 consisted of six residential properties totaling $263,912 and forty commercial properties totaling $11.7 million at the Bank, and eighty-two residential properties totaling $2.7 million and thirteen commercial properties totaling $311,166 at ALC. Every effort is made to dispose of these properties in a timely manner, but these efforts continue to be hampered by poor economic conditions, and the real estate market remains severely depressed in all of our market areas. Management reviews these non-performing assets and reports to the Board of Directors of the Bank monthly. Loans past due 90 days or more and still accruing are reviewed by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual status and their asset values downgraded.

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

The Bank currently has up to $181.0 million in borrowing capacity from the FHLB and $7.8 million in established federal funds lines.

The Bank is required to maintain certain levels of regulatory capital. At June 30, 2012 and December 31, 2011, the Company and the Bank were in compliance with all regulatory capital requirements.

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments and maturities of loans and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $172.3 million at December 31, 2011 and $140.3 million at June 30, 2012.

Investment securities forecasted to mature or reprice over the next twelve months ending June 30, 2013 are estimated to be $7.0 million, or about 6.5%, of the investment portfolio as of June 30, 2012. For comparison, principal payments on investment securities totaled $15.3 million, or 14.3%, of the investment portfolio at June 30, 2012.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of June 30, 2012, the bond portfolio had an expected average maturity of 3.3 years, and approximately 74.9% of the $107.5 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Bank, at June 30, 2012, had long-term debt and short-term borrowings that, on average, represented 1.7% of total liabilities and equity, compared to 3.9% at year-end 2011. FHLB advances totaling $20.0 million were repaid in the first two quarters of 2012.

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

Simple gap analysis is no longer considered to be as accurate a tool for measuring interest rate risk as pro forma income simulation because it does not make an allowance for how much an item reprices as interest rates change, only that it is possible that the item could reprice. Accordingly, the Bank does not rely on gap analysis but instead measures changes in net interest income and net interest margin through income simulation over +/- 1%, 2%, 3%, and 4%, interest rate shocks. Our estimates have consistently shown that the Bank has very limited, if any, net interest margin and net interest income risk to rising interest rates.

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

The management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2012, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Company’s management concluded, as of June 30, 2012, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
April 1 – April 30	100	(2)	$5.47	—	242,303
May 1 – May 31	—		$—	—	242,303
June 1 – June 30	—		$—	—	242,303
Total	100		$5.47	—	242,303

(1)	On December 17, 2011, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock. The expiration date of the extended repurchase program is December 31, 2012. At June 30, 2012, there were 242,303 shares that may still be purchased under the program.
(2)	Shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: August 10, 2012

BY:	/s/ ROBERT STEEN
Robert Steen
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

3.2A	First Amendment to the Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed February 24, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for United Security Bancshares, Inc.’s Form 10 Q for the period ended June 30, 2012.