Form 10-Q
period 2012-09-30
UNITED SECURITY BANCSHARES INC
filed 2012-11-13
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2012
Common Stock, $0.01 par value	6,023,622 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. and its subsidiaries (the “Company” or “USBI”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Specifically, with respect to any statements regarding the status of certain loan relationships or the borrowers’ ability to pay or timing of payment, these factors include, but are not limited to, general economic, market and other conditions that could affect the ability of borrowers to pay or timing of payment. Additionally, with respect to the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Per Share Data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and Due from Banks	$9,800	$9,491
Interest-Bearing Deposits in Banks	52,035	43,306

Total Cash and Cash Equivalents	61,835	52,797
Federal Funds Sold	5,000	—
Investment Securities Available-for-Sale, at fair market value	102,572	122,170
Investment Securities Held-to-Maturity, at cost	12,191	1,170
Federal Home Loan Bank Stock, at cost	936	2,861
Loans, net of allowance for loan losses of $19,886 and $22,267, respectively	344,733	381,085
Premises and Equipment, net	8,949	9,050
Cash Surrender Value of Bank-Owned Life Insurance	13,209	12,922
Accrued Interest Receivable	3,308	3,958
Investment in Limited Partnerships	854	1,456
Other Real Estate Owned	13,608	16,774
Other Assets	17,127	17,567

Total Assets	$584,322	$621,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$506,628	$527,073
Accrued Interest Expense	523	790
Short-Term Borrowings	1,332	356
Long-Term Debt	—	20,000
Other Liabilities	7,745	7,384

Total Liabilities	516,228	555,603

Commitments and Contingencies (See Note 14)
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,327,560 shares issued; 6,023,622 and 6,015,737 shares outstanding, respectively	73	73
Surplus	9,284	9,259
Accumulated Other Comprehensive Income, net of tax	3,470	3,004
Retained Earnings	76,403	75,091
Less Treasury Stock: 1,303,938 and 1,306,823 shares at cost, respectively	(21,123)	(21,208)
Noncontrolling Interest	(13)	(12)

Total Shareholders’ Equity	68,094	66,207

Total Liabilities and Shareholders’ Equity	$584,322	$621,810

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$8,488	$9,342	$26,454	$27,699
Interest on Investment Securities	840	1,357	2,632	4,051

Total Interest Income	9,328	10,699	29,086	31,750
INTEREST EXPENSE:
Interest on Deposits	1,027	1,566	3,549	4,742
Interest on Borrowings	4	161	119	631

Total Interest Expense	1,031	1,727	3,668	5,373

NET INTEREST INCOME	8,297	8,972	25,418	26,377
PROVISION FOR LOAN LOSSES	492	2,262	3,175	5,176

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,805	6,710	22,243	21,201
NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	639	731	1,870	2,169
Credit Life Insurance Income	272	236	613	576
Other Income	542	628	1,575	2,235

Total Non-Interest Income	1,453	1,595	4,058	4,980
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,433	3,817	10,912	11,238
Occupancy Expense	488	519	1,416	1,462
Furniture and Equipment Expense	317	332	970	952
Impairment on Other Real Estate	377	2,956	3,241	3,842
Loss on Sale of Other Real Estate	572	328	1,032	836
Other Expense	2,375	2,641	7,261	7,849

Total Non-Interest Expense	7,562	10,593	24,832	26,179

INCOME (LOSS) BEFORE INCOME TAXES	1,696	(2,288)	1,469	2
PROVISION FOR (BENEFIT FROM) INCOME TAXES	517	(979)	157	(411)

NET INCOME (LOSS)	$1,179	$(1,309)	$1,312	$413

Less: Net Loss Attributable to Noncontrolling Interest	—	—	—	(1)

NET INCOME (LOSS) ATTRIBUTABLE TO USBI	$1,179	$(1,309)	$1,312	$414

BASIC AND DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO USBI PER SHARE	$0.20	$(0.22)	$0.22	$0.07

DIVIDENDS PER SHARE	$0.00	$0.00	$0.00	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income (loss) attributable to USBI	$1,179	$(1,309)	$1,312	$414

Other comprehensive income:
Change in unrealized holding gains on available-for- sale securities arising during period, net of tax of $74, $522, $279 and $981, respectively	123	870	465	1,635
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income (loss), net of tax of $0, $0, $0 and $150, respectively	—	—	—	(250)

Other comprehensive income	123	870	465	1,385

Comprehensive income (loss) attributable to USBI	$1,302	$(439)	$1,777	$1,799

Net loss attributable to noncontrolling interest	—	—	—	(1)

Total comprehensive income (loss)	$1,302	$(439)	$1,777	$1,798

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,312	$413
Less net loss attributable to noncontrolling interest	—	(1)

Net income attributable to USBI	$1,312	$414
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	524	524
Amortization of premiums and discounts, net	890	433
Provision for loan losses	3,175	5,176
Gain on sale of securities, net	—	(400)
Impairment of OREO	3,241	3,842
Loss on sale of OREO	1,032	836
Net other operating activities	1,217	1,326

Total adjustments	10,079	11,737

Net cash provided by operating activities	11,391	12,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities, available-for- sale	35,745	34,125
Proceeds from maturities and prepayments of investment securities, held-to-maturity	1,170	—
Proceeds from sales of investment securities	—	6,178
Proceeds from redemption of Federal Home Loan Bank stock	1,925	1,622
Proceeds from the sale of other real estate	4,912	3,616
Purchase of premises and equipment, net	(420)	(450)
Purchase of investment securities available-for-sale	(16,296)	(42,367)
Purchase of investment securities held-to-maturity	(12,189)	—
Net increase in federal funds sold	(5,000)	—
Net change in loan portfolio	27,158	(5,739)
Net effect of deconsolidating of variable interest entity	—	5,010

Net cash provided by investing activities	37,005	1,995

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	(20,446)	27,782
Exercise of stock options	26	—
Dividends paid	—	(241)
Decrease in borrowings	(19,023)	(9,663)
Purchase of treasury stock	—	(3)
Reissuance of treasury stock	85	—

Net cash (used in) provided by financing activities	(39,358)	17,875

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,038	32,021

CASH AND CASH EQUIVALENTS, beginning of period	52,797	13,531

CASH AND CASH EQUIVALENTS, end of period	$61,835	$45,552

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$3,935	$6,992
Income Taxes	90	510
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$6,019	$5,656

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

2.     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The standards set forth in ASU 2011-04 supersede most of the accounting guidance currently found in Topic 820 of FASB’s Accounting Standards Codification (“ASC”), which was previously known as Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. This ASU became effective for the Company’s interim and annual periods beginning after December 15, 2011 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 5 for the newly-required disclosures.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends existing standards to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income; each component of other comprehensive income along with a total for other comprehensive income; and a total amount for comprehensive income. Any changes pursuant to the options allowed in the amendments should be applied retrospectively. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. The Company adopted this new guidance with first quarter 2012 financial reporting. In January 2012, the FASB issued accounting guidance that indefinitely defers the effective date of certain provisions concerning the presentation of comprehensive income. The guidance indefinitely defers the requirement to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. See the condensed consolidated statements of comprehensive income for further details.

In December 2011, the FASB issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in ASC 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is evaluating the impact that adoption will have on its consolidated financial statements.

3.     NET INCOME (LOSS) ATTRIBUTABLE TO USBI PER SHARE

Basic net income (loss) attributable to USBI per share is computed by dividing net income (loss) attributable to USBI by the weighted average shares outstanding during the three- and nine-month periods ended September 30, 2012 and 2011. Diluted net income (loss) attributable to USBI per share for each of the three- and nine-month periods ended September 30, 2012 and 2011 is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. There were no outstanding potentially dilutive instruments during the periods ended September 30, 2012 or 2011, and, therefore, basic and diluted weighted average shares outstanding were the same.

The following table represents the basic and diluted net income (loss) attributable to USBI per share calculations for the three- and nine-month periods ended September 30, 2012 and 2011 (dollars in thousands, except per share data):

	Net Income (Loss) Attributable to USBI	Weighted Average Shares Outstanding	Basic and Diluted Net Income (Loss) Attributable to USBI Per Share
For the Three Months Ended:
September 30, 2012	$1,179	6,023,124	$0.20
September 30, 2011	$(1,309)	6,010,737	$(0.22)

For the Nine Months Ended:
September 30, 2012	$1,312	6,022,648	$0.22
September 30, 2011	$414	6,010,781	$0.07

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

Short-term borrowings: These borrowings may consist of federal funds purchased, securities sold under agreements to repurchase and the floating rate borrowings from the FHLB. Due to the short-term nature of these borrowings, fair values approximate carrying values.

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of September 30, 2012 and December 31, 2011.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements and is not significant.

Financial assets measured at fair value on a recurring basis and non-recurring basis at September 30, 2012 and December 31, 2011 are summarized below.

	Fair Value Measurements at September 30, 2012 Using
	Totals at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Recurring fair value measurements
Mortgage-backed securities	$87,443	$—	$87,443	$—
Obligations of states, counties and political subdivisions	15,044	—	15,044	—
U.S. treasury securities	75	—	75	—
Equity securities	10	10	—	—
Nonrecurring fair value measurements
Impaired loans	20,101	—	—	20,101
Foreclosed property and other real estate	10,360	—	—	10,360

	Fair Value Measurements at December 31, 2011 Using
	Totals At December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Recurring fair value measurements
Mortgage-backed securities	$99,691	$—	$99,691	$—
Obligations of states, counties and political subdivisions	15,885	—	15,885	—
Obligations of U.S. government sponsored agencies	6,509	—	6,509
U.S. treasury securities	75	—	75	—
Equity securities	10	10	—	—
Nonrecurring fair value measurements
Impaired loans	16,246	—	—	16,246
Foreclosed property and other real estate	19,274	—	—	19,274

Assets Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange-traded equities. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. In certain cases, where Level 1 or

Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities, except for $10,341 and $10,284 for September 30, 2012 and December 31, 2011, respectively, in equity securities that are considered to be Level 1 securities.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis, including impaired loans. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. When an impaired loan is determined to be collateral dependent, the fair value is determined through the utilization of a third-party appraisal. It is the policy of the Company to update appraisals every 18-24 months. The types of collateral influence the frequency of obtaining updated appraisals. Management knows the market trends of collateral values well and monitors trends in sales and valuations in all of the various categories of collateral. These trends influence how often new appraisals are obtained within the 18-24 month timeframe. For example, a significant number of currently impaired loans are collateralized by residential subdivision lots. The values of this type of collateral have been volatile in recent years, and, therefore, appraisals are generally updated at the lower end of the timeframe (i.e., closer to 18 months), while timberland appraisals would be updated closer to the end of the timeframe (i.e., closer to 24 months), as these values have remained more stable. Any observed trend indicating reduced valuations would require updated appraisals. Based on experience, current appraisals are discounted 9% for estimated costs associated with foreclosures and costs to sell. If a loan is evaluated for impairment under ASC Topic 310-10-35 Accounting by Creditors for Impairment of a Loan, and the appraisal is outdated, a new appraisal is ordered. If the new appraisal is not received in sufficient time to assess any required impairment to meet SEC filing deadlines or other financial reporting obligations, the old appraisal may be discounted to reflect values observed in similar properties. These discounts have ranged from 20% to 30%. These discounts are based on the most recent valuation/appraisal information available related to that particular type of loan/collateral. After the new appraisal is obtained, the analysis is updated to reflect the new valuation. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $20,101,082 and $16,245,779 as of September 30, 2012 and December 31, 2011, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

During 2012, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $794,190 and $5,115,994 (utilizing Level 3 valuation inputs) for the periods ended September 30, 2012 and December 31, 2011, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company has recognized charge-offs of the allowance for possible loan losses totaling approximately $328,706 for the nine months ended September 30, 2012 and $2,514,983 for the year ended December 31, 2011. Foreclosed assets totaling $9,566,088 for the nine months ended September 30, 2012 and $14,157,679 for the year ended December 31, 2011 were remeasured at fair value, resulting in impairment loss of $3,241,252 for the nine months ended September 30, 2012 and $6,389,774 for the year ended December 31, 2011.

The following table presents detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2012. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input, as well as the weighted average within the range utilized at September 30, 2012, are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value September 30, 2012	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted- Average)
	(Dollars in Thousands)
Nonrecurring fair value measurements:
Impaired loans	$20,101	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal compatibility adjustment (discount)	9% - 30% (11.7%)
Foreclosed property and other real estate	$10,360	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal compatibility adjustment (discount)	9% - 10% (9.4%)

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments at September 30, 2012 were as follows:

	September 30, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$61,835	$61,835	$61,835	$—	$—
Investment securities available-for-sale	102,572	102,572	10	102,562	—
Investment securities held-to-maturity	12,191	12,179	—	12,179	—
Federal funds sold	5,000	5,000	5,000	—	—
Federal Home Loan Bank stock	936	936	936	—	—
Loans, net of allowance for loan losses	344,733	352,409	—	—	352,409
Liabilities:
Deposits	506,628	508,349	—	508,349	—
Short-term borrowings	1,332	1,332	—	1,332	—

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments at December 31, 2011 were as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$52,797	$52,797
Investment securities available-for-sale	122,170	122,170
Investment securities held-to-maturity	1,170	1,170
Federal Home Loan Bank stock	2,861	2,861
Loans, net of allowance for loan losses	381,085	383,879
Liabilities:
Deposits	527,073	528,741
Short-term borrowings	356	356
Long-term debt	20,000	20,383

6.     INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at September 30, 2012 and December 31, 2011 were as follows:

	Available-for-Sale
	September 30, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$83,536	$4,011	$(104)	$87,443
Obligations of states, counties and political subdivisions	13,401	1,643	—	15,044
U.S. treasury securities	75	—	—	75
Equity securities	9	1	—	10

Total	$97,021	$5,655	$(104)	$102,572

	Held-to-Maturity
	September 30, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
U.S. agencies	$12,191	$22	$(34)	$12,179

	Available-for-Sale
	December 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$96,104	$3,903	$(316)	$99,691
Obligations of states, counties and political subdivisions	14,684	1,201	—	15,885
Obligations of U.S. government sponsored agencies	6,490	19	—	6,509
U.S. treasury securities	75	—	—	75
Equity securities	10	—	—	10

Total	$117,363	$5,123	$(316)	$122,170

	Held-to-Maturity
	December 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
Obligations of states, counties and political subdivisions	$1,170	$1	$—	$1,171

The scheduled maturities of investment securities available-for-sale and held-to-maturity at September 30, 2012 are presented in the following table:

	Available-for Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)
Maturing within one year	$598	$612	$—	$—
Maturing after one to five years	4,175	4,415	—	—
Maturing after five to fifteen years	56,992	60,386	10,160	10,151
Maturing after fifteen years	35,247	37,149	2,031	2,028
Equity securities and Preferred Stock	9	10	—	—

Total	$97,021	$102,572	$12,191	$12,179

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At September 30, 2012 and December 31, 2011, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

Available-for-Sale
September 30, 2012
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
(Dollars in Thousands)
Mortgage-backed securities	$9,092	$(15)	$4,525	$(90)

Held-to-Maturity
September 30, 2012
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
(Dollars in Thousands)
Mortgage-backed securities	$6,993	$(34)	$—	$—

Available-for-Sale
December 31, 2011
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
(Dollars in Thousands)
Mortgage-backed securities	$16,318	$(276)	$811	$(40)

As of September 30, 2012, six debt securities had been in a loss position for more than twelve months, and six debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying amount of $66.2 million and $80.0 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for FHLB advances.

The following chart represents the gross gains and losses realized on securities:

	Gross Gains	Gross Losses	Net Gains (Losses)
	(Dollars in Thousands)
Nine Months Ended:
September 30, 2012	$—	$—	$—
September 30, 2011	$400	$—	$400

7.     INVESTMENTS IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects as investments in funds that invest solely in affordable housing projects. The Company has determined that these structures require valuation as a variable interest entity (“VIE”) under ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company consolidates one of the funds in which it has a 99.9% limited partnership interest. The resulting financial impact to the Company of the consolidation was a net increase to total assets of approximately $69,845 as of September 30, 2012 and $150,000 as of December 31, 2011. The remaining limited partnership investments are unconsolidated and are accounted for under the cost method as allowed under ASC Topic 325 Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $854,000 recorded investment.

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

The Bank had no remaining cash commitments to these partnerships at September 30, 2012.

8.     LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2012 and December 31, 2011, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	September 30, 2012
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$30,949	$—	$30,949
Secured by 1-4 family residential properties	39,558	34,832	74,390
Secured by multi-family residential properties	24,305	—	24,305
Secured by non-farm, non-residential properties	132,980	—	132,980
Other	813	—	813
Commercial and industrial loans	43,255	—	43,255
Consumer loans	15,570	46,872	62,442
Other loans	536	—	536

Total loans	$287,966	$81,704	$369,670
Less: Unearned Interest	175	4,876	5,051
Allowance for loan losses	16,623	3,263	19,886

Net loans	$271,168	$73,565	$344,733

	December 31, 2011
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$40,311	$—	$40,311
Secured by 1-4 family residential properties	43,691	40,532	84,223
Secured by multi-family residential properties	26,722	—	26,722
Secured by non-farm, non-residential properties	147,518	—	147,518
Other	820	—	820
Commercial and industrial loans	43,060	—	43,060
Consumer loans	18,886	45,688	64,574
Other loans	910	—	910

Total loans	$321,918	$86,220	$408,138
Less: Unearned Interest	277	4,509	4,786
Allowance for loan losses	18,691	3,576	22,267

Net loans	$302,950	$78,135	$381,085

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 71.3% of the portfolio was concentrated in loans secured by real estate as of September 30, 2012.

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

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, the Bank and ALC, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility, nor do they present other unfavorable features. The amounts of such related party loans and commitments at September 30, 2012, December 31, 2011 and September 30, 2011 were $2,584,848, $3,036,740 and $3,037,316, respectively. During the nine-month period ended September 30, 2012, new loans to these parties totaled $83,383, and repayments by active related parties were $529,895. Director Dan Barlow retired from the Board of Directors of the Company and the Bank in May of 2012; his loan totaling $5,380 was eliminated from the September 30, 2012 balance. During the twelve-month period ended December 31, 2011, new loans to these parties totaled $1,301,901, and repayments were $426,665. During the nine-month period ended September 30, 2011, new loans to these parties totaled $1,271,801, and repayments were $373,015.

Allowance for Loan Losses

Changes in the allowance for loan losses and recorded investment in loans were as follows:

	FUSB
	September 30, 2012
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$889	$16,533	$306	$684	$78	$201	$18,691
Charge-offs	867	3,274	134	133	11	—	4,419
Recoveries	139	606	61	22	—	—	828
Provision	1,044	539	(38)	(5)	(12)	(5)	1,523

Ending balance	1,205	14,404	195	568	55	196	16,623

Ending balance individually evaluated for impairment	760	10,849	—	—	—	—	11,609

Ending balance collectively evaluated for impairment	$445	$3,555	$195	$568	$55	$196	$5,014

Loan receivables:
Ending balance	43,255	189,047	15,570	39,558	536	—	287,966

Ending balance individually evaluated for impairment	1,037	56,762	—	208	—	—	58,007

Ending balance collectively evaluated for impairment	$42,218	$132,285	$15,570	$39,350	$536	$—	$229,959

	ALC
	September 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,542	$1,034	$—	$—	$3,576
Charge-offs	—	—	2,099	531	—	—	2,630
Recoveries	—	—	629	36	—	—	665
Provision	—	—	1,315	337	—	—	1,652

Ending balance	—	—	2,387	876	—	—	3,263

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,387	$876	$—	$—	$3,263

Loan receivables:
Ending balance	—	—	46,872	34,832	—	—	81,704

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$46,872	$34,832	$—	$—	$81,704

	FUSB and ALC
	September 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$889	$16,533	$2,848	$1,718	$78	$201	$22,267
Charge-offs	867	3,274	2,233	664	11	—	7,049
Recoveries	139	606	690	58	—	—	1,493
Provision	1,044	539	1,277	332	(12)	(5)	3,175

Ending balance	1,205	14,404	2,582	1,444	55	196	19,886

Ending balance individually evaluated for impairment	760	10,849	—	—	—	—	11,609

Ending balance collectively evaluated for impairment	$445	$3,555	$2,582	$1,444	$55	$196	$8,277

Loan receivables:
Ending balance	43,255	189,047	62,442	74,390	536	—	369,670

Ending balance individually evaluated for impairment	1,037	56,762	—	208	—	—	58,007

Ending balance collectively evaluated for impairment	$42,218	$132,285	$62,442	$74,182	$536	$—	$311,663

	FUSB
	December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$988	$15,206	$375	$359	$99	$—	$17,027
Charge-offs	407	12,915	420	973	3	—	14,718
Recoveries	152	44	121	172	—	—	489
Provision	156	14,198	230	1,126	(18)	201	15,893

Ending balance	889	16,533	306	684	78	201	$18,691

Ending balance individually evaluated for impairment	509	10,575	—	—	—	—	11,084

Ending balance collectively evaluated for impairment	$380	$5,958	$306	$684	$78	$201	$7,607

Loan receivables:
Ending balance	43,060	215,371	18,886	43,691	910	—	321,918

Ending balance individually evaluated for impairment	1,603	60,127	—	186	—	—	61,916

Ending balance collectively evaluated for impairment	$41,457	$155,244	$18,886	$43,505	$910	$—	$260,002

	ALC
	December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,663	$1,246	$—	$—	$3,909
Charge-offs	—	—	2,993	1,049	—	—	4,042
Recoveries	—	—	707	93	—	—	800
Provision	—	—	2,165	744	—	—	2,909

Ending balance	—	—	2,542	1,034	—	—	3,576

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,542	$1,034	$—	$—	$3,576

Loan receivables:
Ending balance	—	—	45,688	40,532	—	—	86,220

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$45,688	$40,532	$—	$—	$86,220

	FUSB and ALC
	December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$988	$15,206	$3,038	$1,605	$99	$—	$20,936
Charge-offs	407	12,915	3,413	2,022	3	—	18,760
Recoveries	152	44	828	265	—	—	1,289
Provision	156	14,198	2,395	1,870	(18)	201	18,802

Ending balance	889	16,533	2,848	1,718	78	201	22,267

Ending balance individually evaluated for impairment	509	10,575	—	—	—	—	11,084

Ending balance collectively evaluated for impairment	$380	$5,958	$2,848	$1,718	$78	$201	$11,183

Loan receivables:
Ending balance	43,060	215,371	64,574	84,223	910	—	408,138

Ending balance individually evaluated for impairment	1,603	60,127	—	186	—	—	61,916

Ending balance collectively evaluated for impairment	$41,457	$155,244	$64,574	$84,037	$910	$—	$346,222

	FUSB
	September 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$988	$15,205	$375	$360	$99	$—	$17,027
Charge-offs	245	8,165	264	510	—	—	9,184
Recoveries	71	44	84	142	—	—	341
Provision	122	2,635	134	443	(57)	—	3,277

Ending balance	936	9,719	329	435	42	—	11,461

Ending balance individually evaluated for impairment	—	5,313	—	—	—	—	5,313

Ending balance collectively evaluated for impairment	$936	$4,406	$329	$435	$42	$—	$6,148

Loan receivables:
Ending balance	43,584	209,538	19,836	41,971	610	—	315,539

Ending balance individually evaluated for impairment	1,642	42,938	—	—	—	—	44,580

Ending balance collectively evaluated for impairment	$41,942	$166,600	$19,836	$41,971	$610	$—	$270,959

	ALC
	September 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,663	$1,246	$—	$—	$3,909
Charge-offs	—	—	1,991	652	—	—	2,643
Recoveries	—	—	551	84	—	—	635
Provision	—	—	1,408	491	—	—	1,899

Ending balance	—	—	2,631	1,169	—	—	3,800

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,631	$1,169	$—	$—	$3,800

Loan receivables:
Ending balance	—	—	44,697	42,084	—	—	86,781

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$44,697	42,084	$—	$—	$86,781

	FUSB and ALC
	September 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$988	$15,205	$3,038	$1,606	$99	$—	$20,936
Charge-offs	245	8,165	2,255	1,162	—	—	11,827
Recoveries	71	44	635	226	—	—	976
Provision	122	2,635	1,542	934	(57)	—	5,176

Ending balance	936	9,719	2,960	1,604	42	—	15,261

Ending balance individually evaluated for impairment	—	5,313	—	—	—	—	5,313

Ending balance collectively evaluated for impairment	$936	$4,406	$2,960	$1,604	$42	$—	$9,948

Loan receivables:
Ending balance	43,584	209,538	64,533	84,055	610	—	402,320

Ending balance individually evaluated for impairment	1,642	42,938	—	—	—	—	44,580

Ending balance collectively evaluated for impairment	$41,942	$166,600	$64,533	$84,055	$610	$—	$357,740

Credit Quality Indicators

The Bank has established a credit risk rating system to assess and manage risk in the loan portfolio. It establishes a uniform framework and common language for assessing and monitoring risk in the portfolio.

The following is the guide utilized by the Bank for an 8-grade system of credit risk:

1.	Minimal Risk: Borrowers in this category have the lowest risk of any resulting loss. Borrowers are of the highest quality, presently and prospectively.

2.	Better Than Average Risk: Borrowers in the high end of medium range between borrowers who are definitely sound and those with minor risk characteristics.

3.	Moderate Risk: Borrowers in this category have little chance of resulting in a loss. This category should include the average loan, under average economic conditions.

4.	Acceptable Risk: Borrowers in this category have a limited chance of resulting in a loss.

5.	Special Mention (Potential Weakness): Borrowers in this category exhibit potential credit weaknesses or downward trends deserving bank management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset at some future date. Special Mention loans are not adversely classified and do not expose our institution to sufficient risk to warrant adverse classification.

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

6.	Substandard (Definite Weakness – Loss Unlikely): These are borrowers with defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as substandard.

7.	Doubtful: Borrowers classified as doubtful have all the weaknesses found in substandard borrowers with the added provision that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely. The possibility of loss is extremely high, but, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Additional factors include whether management has a demonstrated history of failing to live up to agreements, unethical or dishonest business practices and/or conviction on criminal charges.

8.	Loss: Borrowers deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these worthless assets, even though partial recovery may be affected in the future.

The table below illustrates the carrying amount of loans by credit quality indicator at September 30, 2012.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$12,468	$1,168	$17,313	$—	$30,949
Secured by 1-4 family residential properties	33,050	1,687	4,707	114	39,558
Secured by multi-family residential properties	11,532	4,115	8,658	—	24,305
Secured by non-farm, non-residential properties	94,557	4,515	33,887	21	132,980
Other	813	—	—	—	813
Commercial and industrial loans	40,394	800	2,025	36	43,255
Consumer loans	14,340	208	953	69	15,570
Other loans	535	—	1	—	536

Total	$207,689	$12,493	$67,544	$240	$287,966

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$33,467	$1,365	$34,832
Consumer loans	44,697	2,175	46,872

Total	$78,164	$3,540	$81,704

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2011.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$18,047	$699	$21,327	$238	$40,311
Secured by 1-4 family residential properties	38,573	627	4,445	46	43,691
Secured by multi-family residential properties	23,838	—	2,884	—	26,722
Secured by non-farm, non-residential properties	105,590	11,579	30,349	—	147,518
Other	820	—	—	—	820
Commercial and industrial loans	39,676	845	2,498	41	43,060
Consumer loans	17,617	383	867	19	18,886
Other loans	909	—	1	—	910

Total	$245,070	$14,133	$62,371	$344	$321,918

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$38,550	$1,982	$40,532
Consumer loans	43,675	2,013	45,688

Total	$82,225	$3,995	$86,220

The following table provides an aging analysis of past due loans by class at September 30, 2012.

	FUSB
	As of September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$15	$26	$7,742	$7,783	$23,166	$30,949	$—
Secured by 1-4 family residential properties	1,504	425	691	2,620	36,938	39,558	43
Secured by multi-family residential Properties	—	—	2,884	2,884	21,421	24,305	—
Secured by non-farm, non-residential properties	1,833	2,660	14,416	18,909	114,071	132,980	—
Other	—	—	—	—	813	813	—
Commercial and industrial loans	515	819	463	1,797	41,458	43,255	—
Consumer loans	466	48	136	650	14,920	15,570	7
Other loans	—	—	6	6	530	536	6

Total	$4,333	$3,978	$26,338	$34,649	$253,317	$287,966	$56

ALC
As of September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	467	310	1,145	1,922	32,910	34,832	985
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	993	599	1,191	2,783	44,089	46,872	1,047
Other loans	—	—	—	—	—	—	—

Total	$1,460	$909	$2,336	$4,705	$76,999	$81,704	$2,032

The following table provides an aging analysis of past due loans by class at December 31, 2011.

	FUSB
	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$621	$2,515	$3,005	$6,141	$34,170	$40,311	$—
Secured by 1-4 family residential properties	1,358	208	597	2,163	41,528	43,691	38
Secured by multi-family residential properties	—	—	2,884	2,884	23,838	26,722	—
Secured by non-farm, non-residential properties	1,189	93	7,650	8,932	138,586	147,518	88
Other	—	—	—	—	820	820	—
Commercial and industrial loans	1,077	364	160	1,601	41,459	43,060	13
Consumer loans	575	104	108	787	18,099	18,886	72
Other loans	3	—	13	16	894	910	13

Total	$4,823	$3,284	$14,417	$22,524	$299,394	$321,918	$224

ALC
As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	808	377	1,585	2,770	37,762	40,532	1,462
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	942	551	1,038	2,531	43,157	45,688	646
Other loans	—	—	—	—	—	—	—

Total	$1,750	$928	$2,623	$5,301	$80,919	$86,220	$2,108

The following table provides an analysis of nonaccruing loans by class at September 30, 2012 and December 31, 2011.

	Loans on Nonaccrual Status
	September 30,	December 31,
	2012	2011
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$7,774	$3,087
Secured by 1-4 family residential properties	1,093	1,399
Secured by multi-family residential properties	2,884	2,884
Secured by non-farm, non-residential properties	17,383	7,563
Commercial and industrial	1,182	129
Consumer Loans	1,259	1,441

Total	$31,575	$16,503

Impaired Loans

At September 30, 2012, the carrying amount of impaired loans consisted of the following:

	September 30, 2012
		Unpaid
	Carrying	Principal	Related
Impaired loans with no related allowance recorded	Amount	Balance	Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$3,867	$3,867	$—
Secured by 1-4 family residential properties	208	208	—
Secured by multi-family residential properties	2,694	2,694	—
Secured by non-farm, non-residential properties	19,528	19,528	—
Commercial and industrial	—	—	—

Total loans with no related allowance recorded	$26,297	$26,297	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$13,405	$13,405	$7,278
Secured by multi-family residential properties	5,964	5,964	1,553
Secured by non-farm, non-residential properties	11,304	11,304	2,018
Commercial and industrial	1,037	1,037	760

Total loans with an allowance recorded	$31,710	$31,710	$11,609

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$17,272	$17,272	$7,278
Secured by 1-4 family residential properties	208	208	—
Secured by multi-family residential properties	8,658	8,658	1,553
Secured by non-farm, non-residential properties	30,832	30,832	2,018
Commercial and industrial	1,037	1,037	760

Total impaired loans	$58,007	$58,007	$11,609

At December 31, 2011, the carrying amount of impaired loans consisted of the following:

	December 31, 2011
		Unpaid
	Carrying	Principal	Related
Impaired loans with no related allowance recorded	Amount	Balance	Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$7,005	$7,005	$—
Secured by 1-4 family residential properties	186	186	—
Secured by multi-family residential properties	2,884	2,884	—
Secured by non-farm, non-residential properties	24,411	24,411	—
Commercial and industrial	100	100	—

Total loans with no related allowance recorded	$34,586	$34,586	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$12,669	$12,669	$6,800
Secured by non-farm, non-residential properties	13,159	13,159	3,775
Commercial and industrial	1,502	1,502	509

Total loans with an allowance recorded	$27,330	$27,330	$11,084

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$19,674	$19,674	$6,800
Secured by 1-4 family residential properties	186	186	—
Secured by multi-family residential properties	2,884	2,884	—
Secured by non-farm, non-residential properties	37,570	37,570	3,775
Commercial and industrial	1,602	1,602	509

Total impaired loans	$61,916	$61,916	$11,084

The average net investment in impaired loans and interest income recognized and received on impaired loans as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Average Recorded	Interest Income	Interest Income
	Investment	Recognized	Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$19,185	$827	$883
Secured by 1–4 family residential properties	95	—	—
Secured by multi-family residential properties	3,461	—	—
Secured by non-farm, non-residential properties	30,980	575	653
Commercial and industrial	1,281	14	21

Total impaired loans	$55,002	$1,416	$1,557

	December 31, 2011
	Average Recorded	Interest Income	Interest Income
	Investment	Recognized	Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$12,173	$649	$687
Secured by 1–4 family residential properties	37	—	—
Secured by multi-family residential properties	3,313	—	1,587
Secured by non-farm, non-residential properties	32,572	1,429	—
Commercial and industrial	1,634	140	141

Total impaired loans	$49,729	$2,218	$2,415

Loans on which the accrual of interest has been discontinued amounted to $31,574,607 and $16,502,314 at September 30, 2012 and December 31, 2011, respectively. If interest on those loans had been accrued, such income would have approximated $1,058,646 and $1,459,843 for the nine months ended September 30, 2012 and the twelve months ended December 31, 2011, respectively. Interest income actually recorded on those loans amounted to $341,069 and $35,519 for the nine months ended September 30, 2012 and the twelve months ended December 31, 2011, respectively. Accruing loans past due 90 days or more amounted to $2,088,799 and $2,331,718 for the nine months ended September 30, 2012 and twelve months ended December 31, 2011, respectively.

Troubled Debt Restructurings

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on nonaccrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. Based on the above, the Company had $6,377,496 and $1,821,696 of non-accruing loans that were restructured and remained on nonaccrual status at September 30, 2012 and December 31, 2011, respectively. In addition, the Company had $1,434,339 and $2,488,060 of restructured loans that were restored to accrual status based on a sustained period of repayment performance at September 30, 2012 and December 31, 2011, respectively.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the periods ended September 30, 2012 and December 31, 2011, as well as the recorded investment and unpaid principal balance as of September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	12	$11,534	$10,276	9	$3,182	$2,488
Secured by 1-4 family residential properties	1	126	123
Secured by non-farm, non-residential properties	6	3,620	2,780	3	2,583	1,747
Commercial loans	4	322	281	2	80	75

Total	23	$15,602	$13,460	14	$5,845	$4,310

	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Troubled debt restructurings that subsequently defaulted
Troubled debt restructurings:
Secured by non-farm, non-residential properties	3	$1,743	—	—
Commercial	2	68	—	—

	5	$1,811	—	$0

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure, principal reduction or some combination of these concessions. During the periods ended September 30, 2012 and December 31, 2011, restructured loan modifications of loans secured by real estate, commercial and industrial loans primarily included maturity date extensions and payment schedule modifications.

The change in troubled debt restructuring as of September 30, 2012 was as follows:

	September 30, 2012	December 31, 2011	Change
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$10,276	$2,488	$7,788
Secured by non-farm, non-residential properties	2,780	1,747	1,033
Secured by 1-4 family residential properties	123	—	123
Commercial and industrial loans	281	75	206

Total	$13,460	$4,310	$9,150

All loans $500,000 and over modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses of $6,119,359 and $494,352 as of September 30, 2012 and December 31, 2011, respectively.

9.     OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the nine months ended September 30, 2012 and 2011.

	September 30, 2012
	FUSB	ALC	TOTAL
	(Dollars in Thousands)
Balance 12-31-2011	$12,606	$4,168	$16,774
Transfers from loans	5,337	682	6,019
Sales proceeds	(3,670)	(1,242)	(4,912)
Gross gains	11	63	74
Gross losses	(528)	(578)	(1,106)

Net losses	(517)	(515)	(1,032)
Impairment	(2,735)	(506)	(3,241)

Balance 09-30-2012	$11,021	$2,587	$13,608

	September 30, 2011
	FUSB	ALC	TOTAL
	(Dollars in Thousands)
Balance 12-31-2010	$19,002	$6,630	$25,632
Transfers from loans	4,429	1,227	5,656
Sales proceeds	(2,298)	(1,319)	(3,617)
Gross gains	4	29	33
Gross losses	(474)	(395)	(869)

Net losses	(470)	(366)	(836)
Impairment	(2,974)	(868)	(3,842)

Balance 09-30-2011	$17,689	$5,304	$22,993

Valuation adjustments are primarily recorded in other non-interest expense; adjustments are also recorded as a charge to the allowance for loan losses if incurred within 60 days after the date of transfer from loans. Valuation adjustments are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Foreclosed property sold represents the net book value of the properties sold.

10.     SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. There were no federal funds purchased outstanding at September 30, 2012 or December 31, 2011. There were no treasury tax and loan deposits outstanding at September 30, 2012 or December 31, 2011.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at September 30, 2012 and December 31, 2011 were $1,332,380 and $355,787, respectively.

At September 30, 2012, the Bank had $17.8 million in available federal fund lines from correspondent banks.

11.     LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At September 30, 2012, there were no advances outstanding, and no investment securities or mortgage loans pledged to secure these borrowings. At December 31, 2011, investment securities and mortgage loans amounting to $22.6 million were pledged to secure these borrowings in the amount of $20.0 million.

At September 30, 2012, the Bank had $175.3 million in available credit from the FHLB.

12.     INCOME TAXES

The Company files a consolidated income tax return with the federal government and the State of Alabama. ALC files a Mississippi state income tax return on its Mississippi branches. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it files for the years ended December 31, 2008 through 2011.

As of September 30, 2012, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2012. As of September 30, 2012, the Company had accrued no interest and no penalties related to uncertain tax positions.

The consolidated tax provision differed from the amount computed by applying the federal statutory income tax rate of 34.0%, as described in the following table:

	September 30, 2012	September 30, 2011
	(Dollars in Thousands)
Income tax (benefit) expense at federal statutory rate	$499	$—
Increase (decrease) resulting from:
Tax-exempt interest	(274)	(305)
State income tax (benefit) expense, net of federal income tax benefit	43	(34)
Other	(111)	(72)

Total	$157	$(411)

Net deferred tax assets totaled $9.3 million at September 30, 2012 and $10.4 million at December 31, 2011. Net deferred tax assets are included in other assets, and no valuation allowance is recorded.

The Company is in a cumulative pretax loss position for the trailing three-year period ended September 30, 2012. Under current accounting guidance, this represents significant negative evidence in the determination of the need for a valuation allowance. Included in the three-year pretax loss position is $28.1 million related to provision for loan losses and impairment of other real estate owned related to real estate loans on undeveloped and residential lots.

The Company conducted an interim analysis to assess the need for a valuation allowance at September 30, 2012. As part of this analysis, management considered negative evidence associated with the trailing cumulative loss position against positive evidence associated with the taxable income generated in the first nine months of 2012, a long history of taxable income and projected pre-tax income in future years. While realization of the deferred tax benefit is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not required, as realization of these benefits meets the “more likely than not” standard under generally accepted accounting principles.

13.     SEGMENT REPORTING

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

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended September 30, 2012:
Net interest income	$4,617	$3,675	$5	$—	$8,297
Provision for loan losses	—	492	—	—	492
Total non-interest income	1,017	361	1,610	(1,535)	1,453
Total non-interest expense	4,803	2,562	394	(197)	7,562

Income before income taxes	831	982	1,221	(1,338)	1,696
Provision for income taxes	136	379	2	—	517

Net income	$695	$603	$1,219	$(1,338)	$1,179

Other significant items:
Total assets	$584,884	$79,629	$74,280	$(154,471)	$584,322
Total investment securities	114,688	—	75	—	114,763
Total loans, net	335,487	73,565	—	(64,319)	344,733
Investment in subsidiaries	802	—	69,080	(69,877)	5
Fixed asset addition	99	32	—	—	131
Depreciation and amortization expense	127	38	—	—	165
Total interest income from external customers	4,701	4,627	—	—	9,328
Total interest income from affiliates	952	—	5	(957)	—
For the nine months ended September 30, 2012:
Net interest income	$14,548	$10,856	$14	$—	$25,418
Provision for loan losses	1,523	1,652	—	—	3,175
Total non-interest income	2,987	1,020	2,254	(2,203)	4,058
Total non-interest expense	16,506	8,124	763	(561)	24,832

Income (loss) before income taxes	(494)	2,100	1,505	(1,642)	1,469
Provision for (benefit from) income taxes	(660)	812	5	—	157

Net income	$166	$1,288	$1,500	$(1,642)	$1,312

Other significant items:
Fixed asset addition	$211	$209	$—	$—	$420
Depreciation and amortization expense	408	116	—	—	524
Total interest income from external customers	15,296	13,790	—	—	29,086
Total interest income from affiliates	2,935	—	13	(2,948)	—

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended September 30, 2011:
Net interest income	$5,478	$3,479	$15	$—	$8,972
Provision for loan losses	1,574	688	—	—	2,262
Total non-interest income (loss)	1,179	370	(956)	1,002	1,595
Total non-interest expense	7,420	3,011	352	(190)	10,593

Income (loss) before income taxes	(2,337)	150	(1,293)	1,192	(2,288)
Provision for (benefit from) income taxes	(1,052)	68	5	—	(979)

Net income (loss)	$(1,285)	$82	$(1,298)	$1,192	$(1,309)

Less: Net loss attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to USBI	$(1,285)	$82	$(1,298)	$1,192	$(1,309)

Other significant items:
Total assets	$638,241	$86,648	$83,567	$(169,664)	$638,792
Total investment securities	141,073	—	262	—	141,335
Total loans, net	376,030	78,545	—	(72,188)	382,387
Goodwill	3,111	—	987	—	4,098
Investment in subsidiaries	1,345	—	77,293	(78,633)	5
Fixed asset addition	144	6	—	—	150
Depreciation and amortization expense	140	34	—	—	174
Total interest income from external customers	5,945	4,754	—	—	10,699
Total interest income from affiliates	1,275	—	14	(1,289)	—
For the nine months ended September 30, 2011:
Net interest income	$16,406	$9,931	$40	$—	$26,377
Provision for loan losses	3,277	1,899	—	—	5,176
Total non-interest income	3,723	1,220	1,430	(1,393)	4,980
Total non-interest expense	17,741	8,070	907	(539)	26,179

Income (loss) before income taxes	(889)	1,182	563	(854)	2
Provision for (benefit from) income taxes	(886)	462	13	—	(411)

Net income (loss)	(3)	720	550	(854)	413

Less: Net loss attributable to noncontrolling interest	—	—	(1)	—	(1)

Net income (loss) attributable to USBI	$(3)	$720	$551	$(854)	$414

Other significant items:
Fixed asset addition	$295	$155	$—	$—	$450
Depreciation and amortization expense	424	100	—	—	524
Total interest income from external customers	17,970	13,778	2	—	31,750
Total interest income from affiliates	3,847	—	37	(3,884)	—

14.     GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the periods ended September 30, 2012 and 2011, there were no credit losses associated with derivative contracts.

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

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)
Standby Letters of Credit	$1,042	$1,172
Commitments to Extend Credit	$28,850	$45,736

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at September 30, 2012 and December 31, 2011 was $1.0 million, and $1.2 million, respectively.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At September 30, 2012 and December 31, 2011, there were no outstanding commitments to purchase and sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC (“Graves Automotive”), Malcomb Graves and Tina Graves filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, was named as a co-defendant, and ALC and the Bank filed a crossclaim against him seeking, among other relief, defense and indemnification for any damages suffered in the underlying lawsuit. The underlying complaint alleged that the defendants committed fraud in misrepresenting to Graves Automotive the amounts that Graves Automotive owed on certain loans and failing to credit Graves Automotive properly for certain loans. The defendants moved to compel arbitration, and the trial court denied the defendants’ motion. The defendants appealed this decision, and, on September 29, 2010, the Alabama Supreme Court affirmed the trial court’s denial of defendants’ motion. Following the return of the case to the active docket, on November 30, 2010, ALC and the Bank moved to dismiss the lawsuit. In response to this motion to dismiss, on June 15, 2011, the Circuit Court dismissed all claims against the Company, the Bank and their respective directors and officers and all claims that were brought by Malcomb Graves and Tina Graves in their individual capacities. The Circuit Court also dismissed Graves Automotive’s claims for conversion and negligent supervision against ALC and ordered Graves Automotive to re-plead its fraud allegations against ALC with more particularity. On September 15, 2011, Graves Automotive filed a third amended complaint in response to the Circuit Court’s June 15, 2011 order. In its third amended complaint, Graves Automotive asserted claims against ALC for breach of contract, fraud, unjust enrichment and conversion. ALC moved to dismiss the third amended complaint on many of the same grounds as set forth in its previous motion to dismiss. On October 13, 2011, the Circuit Court dismissed Graves Automotive’s conversion claim and again ordered Graves Automotive to re-plead its fraud claims with more particularity, this time within 60 days. On December 12, 2011, Graves Automotive filed its fourth amended complaint, this time asserting only two counts, breach of contract and unjust enrichment. Despite removing the fraud claims, the fourth amended complaint still requests punitive damages. On January 11, 2012, ALC filed a motion to dismiss the fourth amended complaint and to strike Graves Automotive’s request for punitive damages. This motion remains pending and has been set for oral argument on November 27, 2012. ALC continues to deny the allegations against it in the underlying lawsuit and intends to vigorously defend itself in this matter. Given the pendency of ALC’s motion and the lack of discovery conducted, it is too early to assess the likelihood of a resolution of the remaining claims in this matter or the possibility of an unfavorable outcome.

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

USBI and its subsidiaries also are parties to other litigation, and USBI intends to vigorously defend itself in all such litigation. In the opinion of USBI, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on the USBI’s consolidated financial position or results of operations.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2012 to year-end 2011, while comparing income and expense for the three- and nine-month periods ended September 30, 2012 and 2011, respectively.

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

COMPARING THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 TO THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011

Net income attributable to USBI in the third quarter of 2012 was $1.2 million, compared to net loss attributable to USBI of $1.3 million for the third quarter of 2011, resulting in an increase of basic net income per share from $(0.22) per share for the third quarter of 2011 to $0.20 per share for the same quarter of 2012.

For the three-month period ended September 30, 2012, the Bank had net income of $695,000, compared to net loss of $1.3 million for the same quarter of 2011. For the nine-month period ended September 30, 2012, the Bank had net income of $166,000, compared to net loss of $3,000 for the same period in 2011. For the nine-month period, the increase in net income for the Bank resulted primarily from lower impairment charges on other real estate owned and lower provisions for loan losses. The impairments in 2011 and the first quarter of 2012 resulted mainly from foreclosed property associated with commercial real estate loans. Further declines in market values would require additional impairment charges, however, substantially all of the other real estate at the Bank was reappraised in the first quarter of 2012, and management does not anticipate significant charges in the fourth quarter of the year.

Net income for ALC for the three-month period ended September 30, 2012 was $603,000, compared to $82,000 for the same quarter of 2011. For the nine-month period ended September 30, 2012, net income for ALC was $1.3 million, compared to $720,000 for the same period in 2011. Improvement in both periods for ALC primarily resulted from lower provisions for loan losses.

Interest income for USBI for the 2012 third quarter decreased $1.4 million, or 12.8%, compared to the third quarter of 2011. For the nine months ended September 30, 2012, interest income decreased $2.7 million, or 8.4%, compared with the same period in 2011. The decrease in interest income during the periods was primarily due to a decrease in interest earned on loans and investment securities resulting from an overall decrease in the average yield and average volume of loans and investment securities.

Interest income at the Bank for the 2012 third quarter decreased $1.2 million, or 20.8%, compared to the same period in 2011. For the nine months ended September 30, 2012, interest income decreased $2.7 million, or 14.8%, compared with the same period of 2011. These decreases were due to an overall decrease in the average yield and average volume of loans and investment securities. At the Bank, average loans for the third quarter of 2012 declined $31.9 million when compared to the same quarter in 2011. For the nine-month period ended September 30, 2012, loans at the Bank declined $23.3 million when compared to the same period in 2011. Loan demand continues to be weak due to continuing difficult economic conditions. Also at the Bank, average investment securities declined $23.7 million for the third quarter of 2012 and $19.9 million for the nine-month period ended September 30, 2012, when compared to the same periods in 2011. Cash flows from loans and investment securities were reinvested at lower rates, resulting in lower interest income.

Average loans for the third quarter of 2012 at ALC declined $3.7 million compared to the same period in 2011. For the third quarter of 2012, loans secured by real estate declined $5.8 million, and consumer loans increased $2.1 million at ALC. The increased yield on consumer loans was not sufficient to offset the decreased income on the real estate loans, and, as a result, the third quarter 2012 interest income declined $127,000. For the nine-month period ended September 30, 2012, average loans declined $3.0 million at ALC, with consumer loans increasing $3.1 million and real estate loans declining $6.1 million compared to the same period in 2011. The increased yield on the increased consumer loans offset the loss of interest income on the real estate loans, resulting in an increase of $12,000 in interest income for the nine-month period ending September 30, 2012 when compared to the same period in 2011. Management expects real estate loans at ALC to continue to decline due to efforts to focus on traditional consumer finance activities at ALC.

Interest expense for USBI in the 2012 third quarter decreased $696,000, or 40.3%, compared to the third quarter of 2011. Interest expense decreased $1.7 million, or 31.7%, to $3.7 million for the first nine months of 2012, compared to $5.4 million for the first nine months of 2011. These decreases were the result of lower interest rates paid on certificates of deposit and borrowed funds. As longer term certificates of deposit mature, they reprice at lower rates, as rates on deposits and borrowed funds remain at record lows. If the current rate environment continues, interest expense should continue to decline as compared to the prior year expense, until market interest rates increase.

Net interest income for USBI decreased $675,000, or 7.5%, for the third quarter of 2012, and decreased $959,000, or 3.6%, for the first nine months of 2012, compared to the same periods in 2011, respectively. The net interest margin declined from 6.18% for the nine months ended September 30, 2011 to 6.07% for the nine months ended September 30, 2012, and from 6.19% for the third quarter of 2011 to 6.04% for the third quarter of 2012. Loan and investment yields declined for the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011. The cost of funds declined due to a decline in interest rates paid on interest bearing deposits and borrowed funds. We believe that asset yields and funds costs have stabilized, and the net interest margin is expected to remain near current levels until the Federal Reserve adjusts rates.

The provision for loan losses for USBI was $492,000, or 0.5% annualized of average loans, in the third quarter of 2012, compared to $2.3 million, or 2.2% annualized of average loans, in the third quarter of 2011. The provision for loan losses decreased to $3.2 million for the nine months ended September 30, 2012, compared to $5.2 million for the same period in 2011. The annualized provision as a percent of average loans was 1.1% and 1.7% for the first nine months of 2012 and 2011. No provision for loan losses was required at the Bank for the 2012 third quarter.

The provision for loan losses at the Bank for the nine months ended September 30, 2012 decreased to $1.5 million, as compared to $3.3 million for the same period in 2011. Net charge-offs at the Bank decreased $5.3 million for the nine months ended September 30, 2012, and decreased $5.2 million in the quarter ended September 30, 2012, when compared to the same periods in 2011. The provision for loan losses at ALC decreased to $492,000 for the third quarter of 2012, compared to $688,000 for the same period in 2011. For the nine-month period ending September 30, 2012, the provision for loan losses at ALC decreased $247,000 to $1.7 million, compared to $1.9 million for the same nine-month period in 2011. At the Company level, net charge-offs were $5.6 million for the nine-month period ended September 30, 2012 and $10.9 million for the same period in 2011. Net charge-offs year-to-date as of September 30, 2012 were $3.6 million for the Bank and $2.0 million for ALC. Net charge-offs have declined when compared to the two previous years. The largest losses experienced in the previous two years were in one type of loan – real estate development. Of the loan loss provision expensed in 2010, 65.3%, or $12.5 million, was in the loan category of speculative real estate loan or undeveloped land or residential lots. Of the loan loss provision expensed in 2011, 44.0%, or $8.3 million, was in the loan category of real estate development loans, raw land or residential lots. It is now the Bank’s policy to no longer make residential or commercial real estate development loans except in rare instances where it is in the Bank’s best interest to do so. The Company has identified non-performing loans in the real estate development category, measured the impairment and established a reserve for loan losses that management believes to be adequate to absorb future losses. Management is making every effort to improve the Bank’s position relative to these impaired loans by acquiring more collateral or modifying terms to prevent further exposure. Although uncertainty in the economic outlook still exists, management believes that loss exposure in this segment of the portfolio is identified, reserved against and adequately monitored to ensure that changes are promptly addressed in the analysis of overall reserve adequacy.

Total non-interest expense decreased $3.0 million, or 28.6%, for the 2012 third quarter, and decreased $1.3 million, or 5.1%, for the nine months ended September 30, 2012, compared to the same periods in 2011. Salary and employee benefits decreased $384,000 when comparing third quarter 2012 to the same period in 2011, and decreased $326,000 for the nine months ended September 30, 2012 compared to the same period in 2011. For the 2012 third quarter, impairment on other real estate decreased $2.6 million, and realized loss on sale of other real estate owned increased $244,000. For the nine months ended September 30, 2012, impairment on other real estate owned decreased $601,000, and realized loss on sale of other real estate owned increased $196,000.

Total non-interest expense at the Bank declined $2.6 million, or 34.0%, for the third quarter of 2012, and declined $1.4 million, or 7.7%, for the nine months ended September 30, 2012, compared to the same periods in 2011. Salary and employee benefits declined $415,000 for the third quarter of 2012 compared to the third quarter of 2011. For the nine months ended September 30, 2012, salary and employee benefits declined $640,000 compared to the same period in 2011. Impairment on other real estate owned declined $2.4 million for the 2012 third quarter and $239,000 for the nine months ended September 30, 2012, compared with the same periods last year. Realized loss on the sale of other real estate owned increased $282,000 for the third quarter of 2012 and $46,000 for the nine-month period ended September 30, 2012, compared to the same periods in 2011. Appraisals on foreclosed properties, which were updated in the first quarter of 2012, reflected decreased values, primarily on commercial real estate, and required the impairment charges. There remains approximately $2.0 million in foreclosed property that is scheduled to be reappraised in the fourth quarter of this year. These updated appraisals could result in decreased market values, which would require additional impairment charges.

At ALC, total non-interest expense increased $449,000, or 14.9%, for the 2012 third quarter, and increased $54,000, or 0.7%, for the nine months ended September 30, 2012, compared to the same periods in 2011. Salary and employee benefits increased $31,000 when comparing the 2012 third quarter to the same period in 2011, and increased $315,000 for the nine-months ended September 30, 2012 compared to the same period in 2011. For the 2012 third quarter, impairment on other real estate decreased $192,000, and realized loss on sale of other real estate owned decreased $38,000, both as compared to the same period in 2011. For the nine-months ended September 30, 2012, impairment on other real estate owned decreased $361,000, and realized loss on sale of other real estate owned increased $150,000, both as compared to the same period in 2011.

All other non-interest expenses for both the Bank and ALC remained fairly consistent for the third quarter and nine-month periods in 2012 when compared to the same periods in 2011.

Income tax expense for the third quarter of 2012 was $517,000, compared to income tax benefit of $979,000 in the third quarter of 2011. Income tax benefit of $411,000 for the nine months ended September 30, 2011 increased to a tax expense of $157,000 for the same period in 2012. Management estimates the effective tax rate for the Company to be approximately 31.0% of pre-tax income for the period ended September 30, 2012.

COMPARING THE SEPTEMBER 30, 2012 STATEMENTS OF FINANCIAL CONDITION TO DECEMBER 31, 2011

In comparing consolidated financial condition at September 30, 2012 to December 31, 2011, total assets decreased $37.5 million to $584.3 million, and liabilities decreased $39.4 million to $516.2 million. Shareholders’ equity increased $1.9 million as a result of net income of $1.3 million, an increase in accumulated other comprehensive income of $466,000 and reissuance of treasury stock of $85,000.

Investment securities for USBI decreased $8.6 million, or 7.0%, during the first nine months of 2012. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $38.7 million, from $403.4 million at December 31, 2011 to $364.6 million at September 30, 2012. Deposits decreased $20.4 million, or 3.9%, during the first nine months of 2012. Loans, net of unearned income at ALC, decreased $4.9 million, from $81.7 million at December 31, 2011 to $76.8 million at September 30, 2012. Loans, net of unearned income at the Bank, after consolidation eliminations, decreased $33.8 million from $321.6 million at December 31, 2011 to $287.8 million at September 30, 2012. Depressed market conditions and weak loan demand may continue to affect the Company’s ability to generate loan growth, and loan volume could continue to decline.

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

At September 30, 2012, the allowance for loan losses was $19.9 million, or 5.5% of loans net of unearned income, compared to $22.3 million, or 5.5% of loans net of unearned income, at December 31, 2011. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 42.1% at September 30, 2012, compared to 62.5% at December 31, 2011. The increase in non-accrual loans resulted from one large loan relationship that reached 90 days past due, which required it to be placed on non-accrual status. This relationship was included in the ASC 310 analysis at December 31, 2011, and the September 30, 2012 analysis did not indicate that any additional impairment or provision for loan losses was required. At September 30, 2012, loans on non-accrual increased $15.1 million, accruing loans past due 90 days or more decreased $244,000, and real estate acquired in settlement of loans decreased $3.2 million, each as compared to December 31, 2011. The balance in the allowance for loan losses related to loans evaluated collectively for impairment declined from $11.2 million at December 31, 2011 to $8.3 million at September 30, 2012. The decline resulted in part from a decline in historical losses for these loans, and from a decline in recorded investments in these loans of $34.6 million compared to December 31, 2011. Net charge-offs at ALC declined $43,000 for the nine-month period ended September 30, 2012 when compared with the same period in 2011. Net charge-offs at the Bank declined $5.3 million for the nine-month period ended September 30, 2012 when compared with the same period in 2011. The portion of the allowance for loan losses related to loans evaluated individually for impairment increased from $11.1 million at December 31, 2011 to $11.6 million at September 30, 2012. The recorded investment in these loans declined from $61.9 million at December 31, 2011 to $58.0 million at September 30, 2012.

Non-performing assets were as follows (in thousands of dollars):

	Consolidated
	September 30,	December 31,	September 30,
	2012	2011	2011
Loans Accounted for on a Non-Accrual Basis	$31,575	$16,502	$19,901
Accruing Loans Past Due 90 Days or More	2,088	2,332	3,083
Real Estate Acquired in Settlement of Loans	13,608	16,774	22,993

Total	$47,271	$35,608	$45,977
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	12.50%	8.48%	10.93%

	FUSB
	September 30,	December 31,	September 30,
	2012	2011	2011
Loans Accounted for on a Non-Accrual Basis	$30,067	$14,616	$18,537
Accruing Loans Past Due 90 Days or More	56	224	383
Real Estate Acquired in Settlement of Loans	11,021	12,606	17,688

Total	$41,144	$27,446	$36,608
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	13.77%	8.21%	10.99%

	ALC
	September 30,	December 31,	September 30,
	2012	2011	2011
Loans Accounted for on a Non-Accrual Basis	$1,507	$1,886	$1,364
Accruing Loans Past Due 90 Days or More	2,032	2,108	2,700
Real Estate Acquired in Settlement of Loans	2,587	4,168	5,305

Total	$6,126	$8,162	$9,369
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	7.72%	9.50%	10.69%

Non-performing assets as a percentage of net loans and other real estate was 12.5% at September 30, 2012 and 8.5% at December 31, 2011. Loans on non-accrual status increased $15.1 million, accruing loans past due 90 days or more decreased $244,000 and real estate acquired in settlement of loans decreased $3.2 million from December 31, 2011. The increase in non-accrual loans was primarily due to one large loan relationship, which reached 90 days past due and was required to be placed on non-accrual status. Although there can be no assurance that various factors will not cause a different result, we are optimistic that the past due status of this loan relationship is temporary in nature and that this relationship will return to accrual status in the fourth quarter with all interest and fees paid at that time. Other real estate owned as of September 30, 2012 consisted of five residential properties totaling $251,412 and thirty-nine commercial properties totaling $10.8 million at the Bank, and seventy-five residential properties totaling $2.3 million and fourteen commercial properties totaling $293,022 at ALC. Every effort is made to dispose of these properties in a timely manner, but these efforts continue to be hampered by poor economic conditions, and the real estate market remains depressed in all of our market areas. Management reviews these non-performing assets and reports to the Board of Directors of the Bank monthly. Loans past due 90 days or more and still accruing are reviewed by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual status and their asset values downgraded.

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

The Bank currently has up to $175.3 million in borrowing capacity from the FHLB and $17.8 million in established federal funds lines.

The Bank is required to maintain certain levels of regulatory capital. At September 30, 2012 and December 31, 2011, the Company and the Bank were in compliance with all regulatory capital requirements.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources or operation of the Company. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. See Note 14 to Item 1, “Guarantees, Commitments and Contingencies,” for a discussion of such claims and legal actions.

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments and maturities of loans and maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $172.3 million at December 31, 2011 and $130.7 million at September 30, 2012.

Investment securities forecasted to mature or reprice over the next twelve months ending September 30, 2013 are estimated to be $7.1 million, or about 6.9%, of the investment portfolio as of September 30, 2012. For comparison, principal payments on investment securities totaled $23.0 million, or 22.4%, of the investment portfolio at September 30, 2012.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of September 30, 2012, the bond portfolio had an expected average maturity of 3.6 years, and approximately 70.2% of the $102.6 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Bank, at September 30, 2012, had long-term debt and short-term borrowings that, on average, represented 1.2% of total liabilities and equity, compared to 3.9% at year-end 2011. FHLB advances totaling $20.0 million were repaid in the first two quarters of 2012.

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

Simple gap analysis is no longer considered to be as accurate a tool for measuring interest rate risk as pro forma income simulation because it does not make an allowance for how much an item reprices as interest rates change, only that it is possible that the item could reprice. Accordingly, the Bank does not rely on gap analysis but instead measures changes in net interest income and net interest margin through income simulation over +/- 1%, 2%, 3% and 4% interest rate shocks. Our estimates have consistently shown that the Bank has very limited, if any, net interest margin and net interest income risk to rising interest rates.

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

The management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2012, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Company’s management concluded, as of September 30, 2012, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 17, 2011, Wayne Allen Russell, Jr. (“Russell”) filed a lawsuit in the Circuit Court of Tuscaloosa County, Alabama against the Bank and Bill Morgan, who currently serves as the Bank’s Business Development Officer. The allegations in the lawsuit related to a mortgage on a parcel of real estate, executed by Russell in favor of the Bank as security for a loan, and certain related transactions, including foreclosure proceedings executed by the Bank. Additionally, on June 17, 2011, Mr. Russell’s wife, Rebecca Russell, in response to a lawsuit filed against Ms. Russell by the Bank, filed a counterclaim against the Bank seeking compensatory and punitive damages, asserting that she was induced to mortgage a rental dwelling owned by her, the proceeds of which were paid upon certain obligations owed to the Bank by her husband, and that the Bank had orally agreed to refinance her loan as a part of an alleged refinancing promise by the Bank with respect to the obligations of Mr. Russell. The Circuit Court granted summary judgment in favor of the Bank and Mr. Morgan on October 29, 2012 as to all claims asserted by both Mr. and Ms. Russell.

See Note 14 to Item 1, “Guarantees, Commitments and Contingencies,” for information regarding certain other litigation matters relating to the Company and its subsidiaries.

The Company and its subsidiaries also are parties to litigation other than as described in Note 14 to Item 1, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

ITEM 1A.	RISK FACTORS

We may be required to establish a valuation allowance on certain deferred tax assets if we are unable to obtain sufficient future profitability.

We have experienced net operating losses in recent periods. In evaluating our ability to realize the deferred tax assets recorded as a result of these losses, we regularly consider all available positive and negative evidence surrounding the four possible sources of future taxable income: (1) the future reversals of taxable temporary differences; (2) future taxable income exclusive of reversing temporary differences and carryforwards; (3) taxable income in prior carryback years; and (4) tax-planning strategies. Our assumptions require significant judgment about future taxable income that have a substantial amount of inherent subjectivity. If we are unable to obtain sufficient future profitability and/or implement appropriate tax planning strategies, then we may be required to provide a valuation allowance related to our deferred tax assets. While recording such a valuation allowance would have no cash flow impact, it would have a material negative impact on our earnings and net assets and unfavorably affect our effective tax rate.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
July 1 – July 31	7,100	(2)	$5.47	—	242,303
August 1 – August 31	—		$0.00	—	242,303
September 1 – September 30	750	(3)	$6.39	—	242,303

Total	7,850		$5.56	—	242,303

(1)	On December 17, 2011, the Board of Directors of the Company extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock. The expiration date of the extended repurchase program is December 31, 2012. At September 30, 2012 there were 242,303 shares that may still be purchased under the program.
(2)	7,100 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).
(3)	750 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: November 13, 2012

BY:	/s/ Robert Steen
Robert Steen
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

3.2A	First Amendment to the Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed February 24, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for United Security Bancshares, Inc.’s Form 10-Q for the period ended September 30, 2012.