Form 10-K
period 2012-12-31
UNITED SECURITY BANCSHARES INC
filed 2013-03-28
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 0-14549

UNITED SECURITY BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0843362
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 West Front Street, Post Office Box 249 Thomasville, Alabama	36784
(Address of Principal Executive Offices)	(Zip Code)

334-636-5424

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 29, 2012, was $30,102,297.60.

As of March 19, 2013, the registrant had outstanding 6,041,792 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders to be held on May 16, 2013 are incorporated by reference into Part III of this Form 10-K.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2012

*	Portions of the definitive proxy statement for the registrant’s 2013 Annual Meeting of Shareholders to be held on May 16, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“Bancshares” or the “Company”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements, including the factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Specifically, with respect to statements relating to loan demand, as well as the adequacy of the allowance for loan losses for Bancshares, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

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

ALC is an Alabama corporation with approximately 20,000 consumer and real estate loans outstanding. ALC operates and serves its customers through twenty-four offices in Alabama and Southeast Mississippi, including the ALC headquarters located in Jackson, Alabama. ALC’s business is generated through referrals from retail businesses and customer mailings. ALC serves customers with a broad range of consumer loan needs. ALC’s lending guidelines are based on an established company policy that is reviewed regularly by its Loan Committee. The lending guidelines include the consideration of collateral (age, type and loan-to-value), loan term, the borrower’s budget (debt-to-income ratio), employment and residence history, credit score and credit history and prior experience with ALC. ALC’s average loan size is approximately $3,700, with an average term of 24 to 36 months. ALC currently has loans of approximately $75 million, which carry an average yield of 24%. Interest rates charged vary depending on the consideration of certain factors, such as credit score and collateral. Approximately 42% of ALC’s current loan portfolio is secured by real estate and single family residence loans, with the remaining portion of the portfolio secured by various other types of collateral, depending on the type of loan being secured. As a result of the continued weakness in the real estate market, ALC suspended making new real estate loans in May 2012.

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

Employees

Bancshares has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2012, the Bank had 184.67 full-time equivalent employees, and ALC had 106 full-time equivalent employees. FUSB Reinsurance has no employees.

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

As a bank holding company, Bancshares is subject to regulation under the BHC Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Generally, the BHC Act provides for “umbrella” regulation of financial holding companies by the Federal Reserve and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHC Act, however, requires the Federal Reserve to examine any subsidiary of a bank holding company, other than a depository institution, engaged in activities permissible for a depository institution. The Federal Reserve is also granted the authority, in certain circumstances, to require reports of, examine and adopt rules applicable to any holding company subsidiary.

The Bank is subject to supervision, examination and regulation by applicable state and federal banking agencies, including the Alabama State Banking Department and the Federal Deposit Insurance Corporation (the “FDIC”). The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made numerous changes to the supervision and regulation of financial institutions, many of which are still not fully implemented.

The Bank is a member of the FDIC, and, as such, its deposits are insured by the FDIC to the extent provided by law. The Bank is an Alabama state chartered bank. It is generally subject to supervision and examination by both the FDIC and the Alabama State Banking Department. The FDIC and the Alabama State Banking Department regularly examine the operations of the Bank and are given authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of banking practices that they consider to be unsafe or unsound and other violations of law. The Bank is also subject to various requirements and restrictions under federal and state laws that affect its business activities and operations, including requirements to maintain allowances against deposits, restrictions on the types and amounts of loans that may be granted, the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered, and various other consumer protection laws and regulations. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits adequately capitalized and adequately managed bank holding companies, as determined by the Federal Reserve, to acquire banks in any state subject to concentration limits and other conditions. The IBBEA also generally authorizes the interstate merger of banks. As of June 1, 1997, federal banking regulators may approve merger transactions involving banks located in different states without regard to the laws of any state prohibiting such transactions; except that mergers may not be approved with respect to banks located in states that, before June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Under the IBBEA, banks are permitted to establish new branches on an interstate basis (“de novo branching”), provided that the law of the host state specifically authorizes such action. Alabama law allows de novo branching.

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

The GLB Act preserves the role of the Federal Reserve as the umbrella supervisor for holding companies, while at the same time incorporating a system of functional regulation designed to take advantage of the strengths of the various federal and state regulators. In particular, the GLB Act replaces the broad exemption from Securities and Exchange Commission regulation that banks previously enjoyed with more limited exemptions, and it reaffirms that states are the regulators for the insurance activities of all persons, including federally-chartered banks.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event a depository institution becomes in danger of default or is in default. For example, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. As an FDIC insured depository institution, any capital loans by a bank holding company to its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well-capitalized,” “adequately-capitalized,” “undercapitalized,” “significantly-undercapitalized” or “critically-undercapitalized,” as such terms are defined under regulations issued by each of the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, a total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and a Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution under the regulations, the Tier 1 capital ratio, the total capital ratio and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

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

Recent Developments

The enactment of the Dodd-Frank Act in 2010 has resulted in increased regulation of the financial services industry. Provisions likely to affect the activities of the Company and the Bank include, without limitation, the following:

•	Asset-based deposit insurance assessments. FDIC deposit insurance premium assessments are based on bank assets rather than domestic deposits.

•	Deposit insurance limit increase. The deposit insurance coverage limit has been permanently increased from $100,000 to $250,000.

•	Establishment of the Consumer Financial Protection Bureau (the “CFPB”). The CFPB is housed within the Federal Reserve and, in consultation with the federal banking agencies, promulgates rules relating to consumer protection. The CFPB has the authority, should it wish to do so, to rewrite virtually all of the consumer protection regulations governing banks, including those implementing the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act and the GLB Act (sections 502 through 509 relating to privacy), among others.

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

The Dodd-Frank Act contains 16 different titles, is over 800 pages long and calls for the completion of dozens of studies and reports and hundreds of new regulations. The information provided herein regarding the effect of the Dodd-Frank Act is intended merely for illustration and is not exhaustive, as the full impact of the legislation on banks and bank holding companies is still being studied and cannot be fully known until the completion and implementation of hundreds of new federal agency rulemakings over the next few years.

The Dodd-Frank Act is one of a number of legislative initiatives that have been proposed in response to the ongoing national and global financial crisis. It is not possible to predict whether any other similar legislation may be adopted that would significantly affect the operations and performance of the Company and the Bank.

On August 30, 2012, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency issued notices of three proposed rules implementing the “Basel III” capital provisions (the “Basel III Proposed Rules”). The Basel III Proposed Rules, among other things, establish new risk-based and leverage capital ratios (described below) and narrow the definition of what constitutes capital for purposes of calculating those ratios. Also included in the Basel III Proposed Rules is a proposed rule that revises and, in effect, replaces the general risk-based capital requirements currently in effect with a much more risk-sensitive standardized approach.

In particular, the Basel III Proposed Rules (1) introduce as a new capital measure “Common Equity Tier 1,” or “CET1,” specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and expand the scope of the adjustments as compared to existing regulations and (2) require banks to maintain once the Basel III provisions are fully phased in:

•

as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%);

•

a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6%, plus the capital conservation buffer (which is added to the 6% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•

a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8%, plus the capital conservation buffer (which is added to the 8% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

•

a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to total on-balance sheet exposures net of deductions from Tier 1 capital, for institutions with less than $250 billion in consolidated assets and on-balance sheet foreign exposures of less than $10 billion.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Citing the large number of comments received in response to the Basel III Proposed Rules, on November 9, 2012, the Federal Reserve issued a press release indefinitely delaying the effective date of the proposed rules and the Basel III capital requirements. As of March 2013, no additional guidance has been provided regarding the effective dates for the Basel III Proposed Rules and the Basel III capital framework.

Summary

The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.

Available Information

The Bank’s website address is http://www.firstusbank.com. Bancshares does not maintain a separate website. Bancshares makes available free of charge on the Bank’s website, under the tabs “About Us” – “Investor Relations,” its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s website, http://www.sec.gov. You may read and copy any reports that we file with the Securities and Exchange Commission at its Public Reference Room, located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. Bancshares will provide paper copies of these reports to shareholders free of charge upon written request. Bancshares is not including the information contained on or available through the Bank’s website as a part of, or incorporating such information into, this Annual Report on Form 10-K or any other report filed with the Securities and Exchange Commission.

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

Difficult market conditions have adversely affected the industry in which we operate.

The capital and credit markets continue to experience volatility and disruption. Continuing distressed conditions in the housing market, with depressed home prices and increased foreclosures, unemployment and under-employment, have negatively impacted the performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. In particular, we face the following risks related to these conditions:

•

There is increased regulation of our industry, including as a result of the Dodd-Frank Act. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

Market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause decreases in the demand for loans and other products and services offered by us and increases in delinquencies and default rates, which, among other effects, could affect our charge-offs and provision for loan losses.

•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•

The current market disruptions make valuation even more difficult and subjective, and our ability to measure the fair value of our assets could be adversely affected. If we determine that a significant portion of our assets have values that are significantly below their recorded carrying value, we could recognize a material charge to earnings in the quarter during which such determination was made, and our capital ratios would be adversely affected.

Any litigation, regulatory investigations, proceedings, inquiries or changes could have a significant impact on Bancshares and the Bank.

The financial services industry has experienced unprecedented market value declines caused primarily by the continuing difficult economic conditions and real estate market deterioration. As a result of the economic conditions, litigation, proceedings, inquiries or regulatory changes are all distinct possibilities for financial institutions. Such actions or changes could result in significant costs.

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

The banking industry is extensively supervised and regulated. We are subject to the supervision and regulation of the Federal Reserve, the FDIC and the Alabama State Banking Department, as well as the Securities and Exchange Commission. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various federal and state laws, and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans or planned business strategies.

For example, the Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis, such as that occurring in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the legislation are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Additionally, on August 30, 2012, the federal banking regulatory agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. If adopted as proposed, Basel III and regulations proposed by the federal banking regulatory agencies will require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, if and when they become effective, will impose additional costs on banking entities and their holding companies. For additional information regarding the Dodd-Frank Act and Basel III, see “Supervision and Regulation.”

We are also subject to the accounting rules and regulations of the Securities and Exchange Commission and the Financial Accounting Standards Board. Changes in accounting rules could adversely affect the reported financial statements or our results of operations and may also require extraordinary efforts or additional costs to implement. Any of these laws or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us.

Many banking regulations are intended primarily to protect depositors, the public and the FDIC insurance funds and are not intended to protect shareholders.

Governmental responses to recent market disruptions may be inadequate and may have unintended consequences.

In response to recent market disruptions, legislators and financial regulators have taken a number of steps to stabilize the financial markets. These steps include the enactment and partial implementation of the Emergency Economic Stabilization Act of 2008, the provision of other direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage. The administration and Congress have pursued additional initiatives in an effort to stimulate the economy and stabilize the financial markets, including the enactment of the American Recovery and Reinvestment Act of 2009, and have altered the terms of some previously announced policies.

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

The ultimate effect of the Consumer Financial Protection Bureau established by the Dodd-Frank Act is not yet known.

The Consumer Financial Protection Bureau established by the Dodd-Frank Act has extensive powers that could affect many areas of the Bank’s business and, depending on what changes are implemented by the bureau, could adversely affect the Company’s business.

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

Changes in accounting policies or in accounting standards could materially affect how we report our financial condition and results of operations.

Our accounting policies are fundamental to the understanding of our financial condition and results of operations. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the financial statements by affecting the value of our assets or liabilities and results of operations. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain, and because materially different amounts may be reported if different estimates or assumptions were used. If such estimates or assumptions underlying the financial statements are incorrect, we could experience material losses. From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of such standards that govern the preparation of our external financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Additionally, it is possible that we could be required to apply a new or revised standard retrospectively, resulting in the restatement of prior period financial statements in material amounts.

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

Some of our operations are located in areas in close proximity to the Gulf of Mexico, a region that is susceptible to hurricanes. Such weather events could cause disruption to our operations and could have a material adverse effect on our overall results of operations. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us.

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

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways including employee fraud, customer fraud and control lapses in bank operations and information technology. Our dependence on our employees and automated systems, including the automated systems used by acquired entities and third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, legal actions and noncompliance with various laws and regulations.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe that it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. We also face risk from the integration of new infrastructure platforms and/or by new third party providers of such platforms into their existing businesses.

An interruption or breach in our information systems or infrastructure, or those of third parties, could disrupt our business, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our business is dependent on our ability to process and monitor a large number of transactions on a daily basis and to securely process, store and transmit confidential and other information on our computer systems and networks. We rely heavily on our information and communications systems and those of third parties who provide critical components of our information and communications infrastructure. These systems are critical to the operation of our business and essential to our ability to perform day-to-day operations. Our financial, accounting, data processing or other information systems and facilities, or those of third parties on whom we rely, may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber-attack or other unforeseen catastrophic events, which may adversely affect our ability to process transactions or provide services.

Although we make continuous efforts to maintain the security and integrity of our information systems and have not experienced a cyber-attack, threats to information systems continue to evolve, and there can be no assurance that our security efforts and measures will continue to be effective. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Threats to our information systems may originate externally from third parties, such as foreign governments, organized crime and other hackers, outsource or infrastructure-support providers and application developers, or may originate internally. As a financial institution, we face a heightened risk of a security breach or disruption from attempts to gain unauthorized access to our and our customers’ data and financial information, whether through cyber-attack, cyber intrusion over the internet, malware, computer viruses, attachments to e-mails, spoofing, phishing or spyware.

As a result, our information, communications and related systems, software and networks may be vulnerable to breaches or other significant disruptions that could: (1) disrupt the proper functioning of our networks and systems, which could disrupt our operations and those of certain of our customers; (2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; (3) result in a violation of applicable privacy and other laws, subjecting the Bank to additional regulatory scrutiny and exposing the Bank to civil litigation and possible financial liability; (4) require significant management attention and resources to remedy the damages that result; and (5) harm our reputation or impair our customer relationships. The occurrence of such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition and cash flows. To date we have not experienced an attack that has impacted the results of our operations, financial condition and cash flows.

Securities issued by Bancshares, including our common stock, are not insured.

Securities issued by Bancshares, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

Future issuances and sales of additional shares of our common stock could result in dilution of your ownership and depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public markets and the availability of those shares for sale could adversely affect the market price of our common stock. In addition, future issuances of equity securities could dilute the interests of our existing shareholders, including you, and could cause the market price of our common stock to decline. We may issue such additional equity securities to raise additional capital to support growth or to fund acquisitions. The issuance of any additional shares of common stock could be dilutive to the holders of our common stock. Moreover, to the extent that we grant stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards under the Company’s incentive plans in effect from time to time, and such grants vest or are exercised, our shareholders may experience further dilution. We cannot predict the effect that future issuances and sales of our common stock could have on the market price of our common stock.

Our common stock price is volatile, which could result in substantial losses for individual shareholders.

The market price of our common stock has been volatile, and we expect that it will continue to be volatile. In particular, our common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

•	general economic and business conditions;

•	changing market conditions in the financial services industry;

•	monetary and fiscal policies, laws and regulations and other activities of the government, agencies and similar organizations;

•	actual or anticipated variations in quarterly operating results;

•	failure to meet analyst predictions and projections;

•	collectibility of loans;

•	cost and other effects of legal and administrative cases and proceedings, claims, settlements and judgments;

•	additions or departures of key personnel;

•	announcements of innovations or new services by us or our competitors;

•	our issuances and sales of common stock or other securities in the future; and

•	other events or factors, many of which are beyond our control.

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

On September 27, 2007, Malcomb Graves Automotive, LLC (“Graves Automotive”), Malcomb Graves and Tina Graves filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, was named as a co-defendant, and ALC and the Bank filed a crossclaim against him seeking, among other relief, defense and indemnification for any damages suffered in the underlying lawsuit. The underlying complaint alleged that the defendants committed fraud in misrepresenting to Graves Automotive the amounts that Graves Automotive owed on certain loans and failing to credit Graves Automotive properly for certain loans. The defendants moved to compel arbitration, and the trial court denied the defendants’ motion. The defendants appealed this decision, and, on September 29, 2010, the Alabama Supreme Court affirmed the trial court’s denial of defendants’ motion. Following the return of the case to the active docket, on November 30, 2010, ALC and the Bank moved to dismiss the lawsuit. In response to this motion to dismiss, on June 15, 2011, the Circuit Court dismissed all claims against the Company, the Bank and their respective directors and officers and all claims that were brought by Malcomb Graves and Tina Graves in their individual capacities. The Circuit Court also dismissed Graves Automotive’s claims for conversion and negligent supervision against ALC and ordered Graves Automotive to re-plead its fraud allegations against ALC with more particularity. On September 15, 2011, Graves Automotive filed a third amended complaint in response to the Circuit Court’s June 15, 2011 order. In its third amended complaint, Graves Automotive asserted claims against ALC for breach of contract, fraud, unjust enrichment and conversion. ALC moved to dismiss the third amended complaint on many of the same grounds as set forth in its previous motion to dismiss. On October 13, 2011, the Circuit Court dismissed Graves Automotive’s conversion claim and again ordered Graves Automotive to re-plead its fraud claims with more particularity, this time within 60 days. On December 12, 2011, Graves Automotive filed its fourth amended complaint, this time asserting only two counts, breach of contract and unjust enrichment. Despite removing the fraud claims, the fourth amended complaint still requested punitive damages. On January 11, 2012, ALC filed a motion to dismiss the fourth amended complaint and to strike Graves Automotive’s request for punitive damages. This motion was heard on November 27, 2012, and the Circuit Court struck the punitive damages claim but allowed the breach of contract and unjust enrichment claims to go forward. ALC continues to deny the allegations against it in the underlying lawsuit with respect to the remaining claims and intends to vigorously defend itself in this matter. Given the lack of discovery conducted, it is too early to assess the likelihood of a resolution of the remaining claims in this matter or the possibility of an unfavorable outcome.

On February 17, 2011, Wayne Allen Russell, Jr. filed a lawsuit in the Circuit Court of Tuscaloosa County, Alabama against the Bank and Bill Morgan, who currently serves as the Bank’s Business Development Officer. The allegations in the lawsuit relate to a mortgage on a parcel of real estate, executed by Mr. Russell in favor of the Bank as security for a loan, and certain related transactions, including foreclosure proceedings executed by the Bank. Additionally, on June 17, 2011, Mr. Russell’s wife, Rebecca Russell, in response to a lawsuit filed against Mrs. Russell by the Bank, filed a counterclaim against the Bank seeking compensatory and punitive damages, asserting that she was induced to mortgage a rental dwelling owned by her, the proceeds of which were paid upon certain obligations owed to the Bank by her husband, and that the Bank had orally agreed to refinance her loan as a part of an alleged refinancing promise by the Bank with respect to the obligations of Mr. Russell. On October 29, 2012, the Court granted summary judgment in favor of the Bank and Mr. Morgan with respect to all claims asserted in the consolidated lawsuits, and a subsequent motion to alter, amend or vacate filed by Mr. and Mrs. Russell was denied by operation of law. On March 25, 2013, Mr. and Mrs. Russell filed a Notice of Appeal to the Supreme Court of Alabama. Although the ultimate outcome of this matter remains unknown, the Bank believes that it should prevail on appeal, that the granting of summary judgment by the lower court will be upheld and that any contrary result would not have a material adverse effect on Bancshares’ consolidated financial statements or results of operations.

On or about June 1, 2012, a former employee filed a complaint against the Bank with the Occupational Safety and Health Administration (“OSHA”) alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act, 18 U.S.C. § 1514A, and Section 1057 of the Consumer Financial Protection Act, 12 U.S.C. § 5567, in connection with his separation from the Bank in April 2012. Based on its investigation, OSHA concluded it had no reasonable cause to believe the statutes were violated. As is his right, however, the former employee has timely requested a hearing before an Administrative Law Judge and filed an amended complaint in that forum. Going forward, the case will be litigated in much the same way as a lawsuit filed in state or federal court would be. The Bank believes that the complaint is wholly without merit and that it will be able to demonstrate several meritorious defenses. However, it is too early to assess the likelihood of a resolution of this matter or the possibility of an unfavorable outcome.

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

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 19, 2013, Bancshares had approximately 838 shareholders of record.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per share for Bancshares’ common stock as reported on the Nasdaq Capital Market, and the cash dividends declared per share in each such quarter.

	High	Low	Dividends Declared Per Share
2011
First Quarter	$13.03	$7.37	$0.04
Second Quarter	8.65	4.66	0.00
Third Quarter	7.21	3.02	0.00
Fourth Quarter	6.00	3.80	0.00

2012
First Quarter	$7.92	$3.95	$0.00
Second Quarter	6.15	4.63	0.00
Third Quarter	6.49	4.81	0.00
Fourth Quarter	6.22	5.00	0.00

The last reported sales price of Bancshares’ common stock as reported on the Nasdaq Capital Market on March 19, 2013 was $8.19.

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

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2012.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
October 1-31, 2012	0	—	0	242,303
November 1-30, 2012	0	—	0	242,303
December 1-31, 2012	0	—	0	242,303

Total	0	—	0	242,303

(1)	On December 20, 2012, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2013, the expiration date of the extended repurchase program.

Item 6.	Selected Financial Data.

As a smaller reporting company, Bancshares is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction and Overview

United Security Bancshares, Inc., a Delaware corporation (“Bancshares,” “USBI” or the “Company”), is a bank holding company with its principal offices in Thomasville, Alabama. Bancshares operates one commercial banking subsidiary, First United Security Bank (the “Bank” or “FUSB”). At December 31, 2012, the Bank operated and served its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC operates twenty-four finance company offices located in Alabama and Southeast Mississippi. The headquarters of ALC is located in Jackson, Alabama. The Bank is the funding source for ALC.

The Bank provides a wide range of commercial banking services to small and medium-sized businesses, property managers, business executives, professionals and other individuals, while ALC’s business is consumer oriented.

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

At December 31, 2012, Bancshares had consolidated assets of $567.1 million, deposits of $489.0 million and shareholders’ equity of $68.6 million. Total assets decreased by $54.7 million, or 8.8%, in 2012. Net income attributable to USBI increased from a loss of $(9.1) million in 2011 to income of $2.2 million in 2012. Net income attributable to USBI per share increased from a loss of $(1.51) in 2011 to income of $0.36 in 2012. These results are explained in more detail throughout this section.

Delivery of the best possible banking services to customers remains an overall operational focus of the Company. We recognize that attention to details and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to employ current technology, both in its financial services and in the training of its 290.67 full-time equivalent employees, to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the current consolidated financial position, changes in financial position and results of operations of Bancshares and should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of this discussion is on the years 2012 and 2011. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2012 (this “Annual Report”), other annual and periodic reports filed by Bancshares and its subsidiaries under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Bancshares may include “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect Bancshares’ current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

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

5.	Since 2008, the residential and commercial mortgage market in the United States has experienced a variety of difficult economic conditions that have adversely affected and may continue to adversely affect the performance and market value of our residential and commercial mortgage loans. Across the United States, delinquencies, foreclosures and losses with respect to residential and commercial mortgage loans generally increased from 2008 through 2012. In addition, from 2008 through 2012, prices and appraisal values declined. It is possible that values may remain stagnant or decline in the near term. An extended period of flat or declining values may result in increased delinquencies, losses on residential and commercial mortgage loans and reduced value of collateral that secure real estate loans. Bad economic conditions have also impacted consumer loan customers. High unemployment and a stagnant economy may continue to adversely effect the performance of our consumer loans.

In addition, Bancshares’ business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed in Part I, Item 1A of this Annual Report.

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

Other Real Estate Owned

Other real estate owned (“OREO”) that consists of properties obtained through foreclosure or in satisfaction of loans is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other non-interest expense along with holding costs. Any gains or losses on disposal realized at the time of disposal are reflected in non-interest expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2011 and 2012. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of OREO.

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurable uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Policies related to revenue recognition, investment securities, fair value measurements and long-lived assets require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under re-examination by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. Also, see Note 2, “Summary of Significant Accounting Policies,” in the “Notes to Consolidated Financial Statements” included in this Annual Report, as it discusses accounting policies that we have selected from acceptable alternatives.

Overview of 2012

The following discussion should be read in conjunction with our consolidated financial statements, accompanying notes and other schedules presented herein.

For the year ended December 31, 2012, net income attributable to USBI was $2.2 million, compared with net loss attributable to USBI of $(9.1) million for the year ended December 31, 2011. Basic and diluted net income attributable to USBI per common share was $0.36 for the year ended December 31, 2012, compared with net loss attributable to USBI per common share of $(1.51) for 2011.

Other results for the year ended December 31, 2012 were as follows:

•	Total assets decreased 8.8% to $567.1 million since year-end 2011.

•	Deposits decreased 7.2% to $489.0 million, compared with $527.1 million at December 31, 2011.

•	Loans net of unearned interest and fees decreased 11.6% to $356.7 million, compared with $403.4 million at December 31, 2011.

•

At year-end 2012, our total risk-based capital was 17.05%, significantly above a number of financial institutions in our peer group and well above the minimum requirements of 10%, to achieve the highest regulatory rating of “well-capitalized.”

•

Our net interest income decreased 3.2% to $34.2 million in 2012, compared with $35.3 million in 2011. The decrease in net interest income was due primarily to a decline in interest-earning assets along with a decrease in the yield on earning assets. These decreases were somewhat offset by a decline in the cost of interest-bearing liabilities.

•

Provision for loan losses decreased to $4.3 million for the year ended December 31, 2012, or 1.2% annualized of average loans, compared with $18.8 million, or 4.6% annualized of average loans, for the year ended December 31, 2011.

•

Non-interest income decreased 36.2% to $5.6 million in 2012, compared with $8.7 million in 2011. Non-interest income in 2011 benefited from net gains on investment securities of $2.6 million, which declined to $1,000 in 2012.

•

Non-interest expense decreased 19.4% to $32.5 million in 2012, compared with $40.3 million in 2011. Impairment of goodwill was $4.1 million in 2011, with no impairment charged in 2012. Impairment of OREO decreased $2.8 million in 2012 compared to 2011.

•

Shareholders’ equity totaled $68.6 million, with a corresponding book value of $11.40 per share, at December 31, 2012. Return on average assets in 2012 was 0.37%, and return on average shareholders’ equity was 3.27%.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Summary of Consolidated Operating Results

	Year Ended December 31,
	2012	2011
	(In Thousands of Dollars)
Interest Income	$38,753	$42,346
Interest Expense	4,556	7,018

Net Interest Income	34,197	35,328
Provision for Loan Losses	4,338	18,802

Net Interest Income After Provision for Loan Losses	29,859	16,526
Non-Interest Income	5,565	8,728
Non-Interest Expense	32,484	40,288

Income (Loss) Before Income Taxes	2,940	(15,034)
Benefit From (Provision for) Income Taxes	745	(5,958)

Net Income (Loss)	$2,195	$(9,076)

Less: Net Loss Attributable to Noncontrolling Interest	—	(1)

Net Income (Loss) Attributable to USBI	$2,195	$(9,075)

Net Interest Income

Net interest income is an effective measurement of how well management has matched interest-earning assets and interest-bearing liabilities and is the Company’s principal source of income. Fluctuations in interest rates materially affect net interest income. Although market rates were stable during 2012, the yield on earning assets declined by 35 basis points, while the cost of interest-earning liabilities declined by 46 basis points, as longer-term time deposits repriced at lower rates, improving the net interest margin by 4 basis points, from 6.17% in 2011 to 6.21% in 2012.

Net interest income decreased 3.2% to $34.2 million in 2012, compared to an increase of 1.6% in 2011. The decrease in net interest income in 2012 was primarily due to a decline in interest-earning assets along with a decrease in the yield on earning assets. These decreases were somewhat offset by a decline in the cost of interest-bearing liabilities.

Interest income declined $3.6 million in 2012: $2.6 million was the result of decreased interest-earning assets, and $1.0 million was due to a 35 basis point decline in the yield on interest-earning assets. Interest expense declined $2.5 million in 2012: $0.8 million resulted from decreased interest-bearing liabilities, and $1.6 million was due to a 46 basis point decline in the cost of interest-bearing liabilities.

Overall, volume, rate and yield changes in interest-earning assets and interest-bearing liabilities contributed to the decrease in net interest income during 2012. As to volume, the Company’s average earning assets decreased $22.6 million during 2012, or 3.9%, while average interest-bearing liabilities decreased $23.9 million, or 4.9%. The Company’s average loans declined by $29.8 million, or 7.3%, during 2012, and average investment securities increased by $5.7 million, or 3.4%, for a net decrease in interest-earning assets of $22.6 million, or 3.9%. Average interest-bearing liabilities declined $23.9 million, or 4.9%. Average borrowings declined $18.7 million, average time deposits declined $19.4 million, average savings deposits increased $12.8 million and average interest-bearing demand deposits increased $1.3 million.

One of the major challenges that we face at the Bank and ALC is investing in quality interest earning assets. Average loans have declined over the last two years at the Bank and ALC. Difficult economic conditions and fierce competition among lenders for quality loans will continue to affect our ability to grow loans. Reducing non-performing assets and attracting and retaining quality loan customers at the bank and ALC remain the primary focus of management.

The Company’s ability to produce net interest income is measured by a ratio called the interest margin. The interest margin is net interest income as a percentage of average earning assets. The interest margin improved slightly from 6.17% in 2011 to 6.21% in 2012.

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

An additional factor that affects the interest margin is the interest rate spread. The interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. This measurement is a more accurate reflection of the effect that market interest rate movements have on interest rate-sensitive assets and liabilities. The interest rate spread improved from 5.95% in 2011 to 6.06% in 2012. The average amount of interest-bearing liabilities, as noted in the table “Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities,” decreased 4.9% in 2012, while the average rate of interest paid decreased from 1.4% in 2011 to 0.98% in 2012. Average interest-earning assets decreased 3.9% in 2012, while the average yield on earning assets decreased from 7.4% in 2011 to 7.0% in 2012.

The percentage of earning assets funded by interest-bearing liabilities also affects the Company’s interest margin. The Company’s earning assets are funded by interest-bearing liabilities, non-interest-bearing demand deposits and shareholders’ equity. The net return on earning assets funded by non-interest-bearing demand deposits and shareholders’ equity exceeds the net return on earning assets funded by interest-bearing liabilities. The Company’s percentage of earning assets funded by interest-bearing liabilities has decreased slightly since

2011. In 2012, 84.2% of the Company’s average earning assets were funded by interest-bearing liabilities, compared with 85.1% in 2011.

Yields Earned on Average Interest-Earning Assets and

Rates Paid on Average Interest-Bearing Liabilities

	December 31,
	2012			2011
	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %
	(In Thousands of Dollars, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans (Note A)	$376,644	$35,373	9.39%	$406,436	$37,064	9.12%
Taxable Investments	157,457	2,801	1.78%	143,127	4,346	3.04%
Non-Taxable Investments	14,716	575	3.91%	23,394	936	4.00%
Federal Funds Sold	1,585	4	0.25%	—	—	0.00%

Total Interest-Earning Assets	550,402	38,753	7.04%	572,957	42,346	7.39%

Non-Interest-Earning Assets:
Other Assets	48,595			52,816

Total	$598,997			$625,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$121,498	$707	0.58%	$120,166	$1,014	0.84%
Savings Deposits	67,803	223	0.33%	54,988	351	0.64%
Time Deposits	268,496	3,503	1.30%	287,907	4,895	1.70%
Borrowings	5,573	123	2.21%	24,255	758	3.13%

Total Interest-Bearing Liabilities	463,370	4,556	0.98%	487,316	7,018	1.44%

Non-Interest-Bearing Liabilities:
Demand Deposits	59,443			59,142
Other Liabilities	9,127			2,147
Shareholders’ Equity	67,057			77,168

Total	$598,997			$625,773

Net Interest Income (Note B)		$34,197			$35,328

Net Yield on Interest-Earning Assets			6.21%			6.17%

Note A	—For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans amounted to $22,667,706 and $21,728,886 for 2012 and 2011, respectively.
Note B	—Loan fees of $3,711,430 and $3,430,230 for 2012 and 2011, respectively, are included in interest income amounts above.

Changes in Interest Earned and Interest Expense Resulting from

Changes in Volume and Changes in Rates

The following table sets forth the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 2012 versus 2011 and 2011 versus 2010.

	2012 Compared to 2011 Increase (Decrease) Due to Change In:			2011 Compared to 2010 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(In Thousands of Dollars)
Interest Earned On:
Loans	$(2,717)	$1,026	$(1,691)	$(506)	$(516)	$(1,022)
Taxable Investments	435	(1,980)	(1,545)	(376)	(1,137)	(1,513)
Non-Taxable Investments	(347)	(14)	(361)	82	(29)	53
Federal Funds	—	4	4	—	—	—

Total Interest-Earning Assets	(2,629)	(964)	(3,593)	(800)	(1,682)	(2,482)

Interest Expense On:
Demand Deposits	11	(318)	(307)	42	(207)	(165)
Savings Deposits	82	(210)	(128)	30	(27)	3
Time Deposits	(330)	(1,062)	(1,392)	(90)	(1,088)	(1,178)
Other Borrowings	(584)	(51)	(635)	(1,393)	(322)	(1,715)

Total Interest-Bearing Liabilities	(821)	(1,641)	(2,462)	(1,411)	(1,644)	(3,055)

Increase (Decrease) in Net Interest Income	$(1,808)	$677	$(1,131)	$611	$(38)	$573

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual net losses experienced during the year and management’s judgment as to the adequacy of the allowance to absorb losses inherent to the portfolio. Charge-offs exceeded recoveries by $7.3 million in 2012, and a provision of $4.3 million was expensed for loan losses in 2012, compared to $18.8 million in 2011. The provision for 2012 and 2011 was 1.2% and 4.6% of average loans, respectively. The provisions in 2011 and 2012 were high due to charge-offs and impairments in the real estate development loan portfolio at the Bank. Net charge-offs at the Bank were $4.2 million for the year ending December 31, 2012, compared to $14.2 million for the year ending December 31, 2011. At the Bank, net charge-offs of commercial real estate decreased from $12.9 million in 2011 to $2.8 million in 2012. The severely depressed real estate market in the Bank’s market area continues to adversely impact real estate values and the ability of borrowers to perform, particularly when performance is based on real estate sales. These conditions are the primary cause for the large amount of net charge-offs in 2011 compared to 2012. ALC had net charge-offs of $3.1 million for the year ending December 31, 2012, compared to $3.2 million for the year ending December 31, 2011. For the Company, net charge-offs as a percentage of average loans were 2.0% and 4.3% for the years ended December 31, 2012 and 2011, respectively.

We believe that growing the loan portfolio at the Bank and ALC with quality customers, along with working through and reducing non-performing loans, should result in both lower provisions for loan losses and a reduced allowance for loans losses.

The ratio of the allowance to loans, net of unearned income, at December 31, 2012 and 2011 was 5.40% and 5.52%, respectively. For additional information regarding the Company’s allowance for loan losses, see “Loans and Allowance for Loan Losses.”

Non-Interest Income

The following table presents the major components of non-interest income for the years indicated.

	2012	2011
	(In Thousands of Dollars)
Service Charges and Other Fees on Deposit Accounts	$2,522	$2,888
Credit Life Insurance Commissions and Fees	955	924
Bank-Owned Life Insurance	461	482
Investment Securities Gains, Net	1	2,550
Other Income	1,626	1,884

Total Non-Interest Income	$5,565	$8,728

Total non-interest income decreased by $3.2 million, or 36.2%, in 2012 compared to 2011. Service charges and fees on deposit accounts decreased by $366,000, or 12.7%, in 2012, compared to 2011. In 2012, fees generated from customer overdrafts and non-sufficient funds decreased by $354,000, and regular account service charges decreased by $12,000. The decrease in overdraft and non-sufficient funds charges can be attributed to a change in the regulations that prohibits the Bank from assessing these charges for certain non-recurring electronic transactions. Regular account service charges continued to decline as customers switched from accounts with a monthly service charge to a no-service charge account. This no-service charge account, introduced in the fourth quarter of 2007, has allowed the Bank to attract new customers and has otherwise been profitable by requiring electronic statements and encouraging ATM and debit card use, which generates additional fees.

Service charges and other fees on deposit accounts is the largest component of non-interest income. Revenues from this source have declined in recent years, which appears to be a trend that will continue. Management constantly searches for new sources of fee income from new financial services and products, however, income from these non-interest sources will continue to decline as a percentage of total revenue.

Net gains on security sales were $1,000 and $2.6 million in 2012 and 2011, respectively. Income generated in the area of securities gains and losses is dependent on factors that include investment portfolio strategies, interest rate changes and asset liability management strategies.

Other income includes fee income generated from other banking services, such as letters of credit, ATMs, debit and credit cards, check cashing and wire transfers. Other income decreased by $258,000, or 13.7%, in 2012, compared to an increase of 65.1% in 2011, due to a non-recurring $4.2 million insurance settlement received in 2010.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years indicated.

	Year Ended December 31,
	2012	2011
	(In Thousands of Dollars)
Salaries and Employee Benefits	$14,590	$14,491
Occupancy	1,899	1,922
Furniture and Equipment	1,293	1,283
Impairment on Limited Partnerships	70	76
Legal, Accounting and Other Professional Fees	1,361	1,429
Stationery and Supplies	510	538
Telephone/Communication	631	686
Advertising	307	389
Collection and Recovery	499	516
Impairment on Other Real Estate	3,583	6,390
Impairment of Goodwill	—	4,098
Realized Loss on Sale of OREO	1,283	1,607
FDIC Insurance Assessments	787	835
Other	5,671	6,027

Total Non-Interest Expense	$32,484	$40,287

Efficiency Ratio	81.7%	91.5%
Total Non-Interest Expense to Average Assets	5.4%	6.4%

Non-interest expense decreased by $7.8 million, or 19.4%, to $32.5 million in 2012, from $40.3 million in 2011. Impairment of goodwill was $4.1 million in 2011, with no impairment charged in 2012. Impairment of OREO decreased by $2.8 million in 2012 compared to 2011. Impairment on OREO at the Bank was $3.0 million and $0.6 million at ALC for 2012, compared to $5.0 million at the Bank and $1.4 million at ALC in 2011. The severely depressed real estate market, along with the continued decline in real estate values, have had a negative effect on these expenses. If the economy remains weak and real estate values decline, further impairment and losses could result.

Premiums paid to the FDIC in the form of deposit assessments decreased slightly in 2012 compared to 2011. These assessments were $787,000 in 2012, compared to $835,000 in 2011. Estimated assessments for 2013 are $0.8 million.

Salaries and employee benefits expense increased by $99,000, or 0.7%, in 2012, compared to an increase of 5.3% in 2011. In 2012, salary expense increased by $16,000, or 0.1%, health insurance expense decreased by $132,000, or 8.3%, and all other compensation and benefit costs increased by $215,000, or 14.2%, when compared with 2011. All other compensation and benefits includes the accrual for the long-term incentive compensation plan in the amount of $408,500 for 2012 and $38,200 for 2011. The 2011 accrual was reduced due to an adjustment as a result of the severance agreement with an executive officer. In 2011, the Company made discretionary contributions on behalf of participants in the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions) (the “Plan”) in the form of a match that was equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2012. The Company’s matching contributions to the Plan totaled $297,728 and $427,291 in 2012 and 2011, respectively.

The Bank invests in limited partnerships that operate qualified affordable housing projects. These partnerships receive tax benefits in the form of tax deductions from operating losses and tax credits. Although the Bank accounts for certain of these investments utilizing the cost method, management analyzes the Bank’s investments in limited partnerships for potential impairment on an annual basis. The investment balances in these partnerships were $836,000 at December 31, 2012 and $1.5 million at December 31, 2011. Losses in these investments amounted to $70,000 and $76,000 for 2012 and 2011, respectively.

Provision for Income Taxes

A net operating income before tax generated a tax expense of $0.7 million for 2012, compared to a tax benefit of $6.0 million in 2011. The calculation of the income tax provision requires the use of estimates and judgments of management. As part of the Company’s overall business strategy, management must take into account tax laws and regulations that apply to specific tax issues faced by the Company in each year. This analysis includes an evaluation of the amount and timing of the realization of income tax assets or liabilities.

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

Positive Evidence

•

History of earnings – The Company has a strong history of generating earnings and has demonstrated positive earnings in 18 of the last 20 years. After carryback of the 2011 loss, the Company still has approximately $3.5 million in taxable income to carryback if necessary. In addition to the remaining taxable income available in a carryback year, the Company has a full 19-year carryforward period for federal tax purposes and seven years for the State of Alabama to absorb and use any operating losses triggered as a result of reversing deductible differences, such as loan charge-offs or sales of other real estate.

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

•

Strong capital position – At December 31, 2012, the Company had a Tier 1 capital ratio of 10.51% calculated as a percent of 2012 average assets, substantially above the 5.00% minimum standard to be considered well capitalized per regulatory guidelines. Also, the total risk-based capital ratio of 17.05% substantially exceeds the 10.00% minimum standard to be considered well capitalized.

•

Ability to implement tax-planning strategies – The Company has the ability to implement tax planning strategies to maximize the realization of deferred tax assets, such as the sale of assets. As an example, during the year ended December 31, 2012, the Company’s portfolio of securities available for sale had $5.0 million of gross unrealized pre-tax gains that could accelerate the recognition of the associated taxable temporary differences, which management would consider to be a tax planning strategy to maximize the realization of the deferred tax assets that may expire unutilized.

The largest losses experienced were in one type of loan – real estate development. Of the loan loss provision expensed in 2011, 44.1%, or $8.3 million, was in the loan category of real estate loans on undeveloped land or residential lots. Of the loan loss provision expensed in 2012, 25.0%, or $1.1 million, was in the category of real estate development loans, raw land or residential lots. Impairment of OREO originated from these loans amounted to $2.1 million and $1.6 million for 2011 and 2012, respectively. Except in unusual circumstances, the Company no longer invests in these types of loans and is focused on managing this segment of the loan portfolio aggressively.

Negative Evidence

•

Cumulative loss position – The Company is currently in a three-year cumulative loss position. Excluding the goodwill impairment in 2011, as this item is nondeductible for income tax purposes, the cumulative continuing operations pre-tax loss position for 2010 through 2012 is $9.6 million. The cumulative loss primarily has resulted from the unprecedented provision for loan losses of $42.3 million during these periods, which management believes will continue to be reduced in future periods. During 2012, the provision for loan losses decreased $14.5 million to $4.3 million, as compared to the provision for loan losses of $18.8 million in 2011.

The Company believes that the positive evidence, when considered in its entirety, outweighs the negative evidence of recent pre-tax losses. See Note 2, “Summary of Significant Accounting Policies,” and Note 12, “Income Taxes,” in the “Notes to Consolidated Financial Statements” included in this Annual Report for additional information about income taxes.

Loans and Allowance for Loan Losses

Total loans outstanding net of unearned interest decreased by $46.7 million in 2012, with a loan portfolio totaling $356.7 million as of December 31, 2012. Total loans at the Bank declined 12.5% to $281.6 million in 2012, representing 77.9% of the Company’s loans. Loans at ALC declined 8.1% to $75.1 million in 2012. For 2012, on an average basis, loans represented 68.4% of the Company’s earning assets and provided 91.3% of the Company’s interest income. More stringent underwriting standards at the Bank and ALC, and difficult economic conditions, have led to decreased lending activity. Although quarterly loan growth is a major focus for management in the coming years, quality loan growth will remain a major challenge.

Real estate loans decreased 14.4% to $256.4 million in 2012. The Bank’s real estate loan portfolio is comprised of construction loans to both businesses and individuals for commercial and residential development, commercial buildings, both rental property and owner occupied, with most of this activity being commercial. Real estate loans also consist of other loans secured by real estate, such as one-to-four family dwellings, including mobile homes, loans on land only, multi-family dwellings, non-farm, non-residential real estate and home equity loans. Real estate loans at the Bank declined by $35.8 million, or 13.8%, in 2012 to a balance of $223.3 million at December 31, 2012. Real estate loans at ALC are primarily secured by residential properties, mobile homes and land. These loans declined 18.5% to $33.0 million as of year-end 2012. Real estate loans remain the largest component of the Company’s loan portfolio, comprising 70.9% of total loans outstanding, down from 73.4% at year-end 2011. Real estate lending will likely be the largest segment of the Bank’s portfolio. Management will focus on growing owner occupied commercial loans with decreased reliance on development lending in 2013.

Consumer loans represent the second largest component of the Company’s loan portfolio. These loans include loans to individuals for household, family and other personal expenditures, including credit cards and other related credit plans. Consumer loans increased by $1.3 million at ALC and declined by $4.3 million at the Bank during 2012. ALC’s consumer loans represent 75.2% of the total consumer loans, with a balance at year-end 2012 of $62.5 million. These loans at the Bank amounted to $15.5 million at December 31, 2012. The increase at ALC was the result of a shift of emphasis away from real estate loans to consumer loans. The decline in consumer loans at the Bank resulted from decreased demand due to bad economic conditions and an overall tightening of underwriting standards.

Commercial, financial and agricultural loans decreased by 3.6% during 2012 to $42.9 million at December 31, 2012. Loans to tax exempt entities, such as municipalities and counties, increased by $9.2 million in 2012 and decreased by $2.8 million in 2011. All other commercial loans declined by $9.8 million in 2012. All of the commercial loans originated at the Bank. The increase in 2012 resulted from one loan to a municipal water authority in the amount of $10.5 million that was funded in 2012.

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

The Bank’s loan policy requires immediate recognition of a loss if significant doubt exists as to the repayment of the principal balance of a loan. Consumer installment loans at the Bank and ALC are generally recognized as losses if they become 120 days delinquent. Exceptions are made specifically for loans that are secured by real estate and if the borrower is in a repayment plan under the bankruptcy statutes. At the time of the plan approval, any amount above the cash flow value of the plan is charged-off, and as long as the loans are paying in accordance with the bankruptcy plan, they are not charged-off.

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

The Bank utilizes a written loan policy, which guides lending personnel in applying consistent underwriting standards. This policy is intended to aid loan officers and lending personnel in making sound credit decisions and to assure compliance with state and federal regulations. The policy is comprehensive in scope and includes guidance on both desirable and undesirable loans. Individual loan officer lending limits are reviewed and approved annually by the Board of Directors. Documentation requirements for various loan types are also included in the policy. The lending function is managed by utilizing various committees, consisting of management and board members. The Executive Loan Committee, made up of senior management, has lending authority up to $2.0 million. Loan requests exceeding $2.0 million require approval of the Directors’ Loan Committee, made up of four outside directors and the Chief Executive Officer (“CEO”). Loans in excess of $10.0 million require the approval of the Board of Directors. The Problem Asset Review Committee, composed of the CEO, the Chief Credit Officer (“CCO”), the Executive Vice President (“EVP”), Commercial Division, and the EVP, Retail Division, with attendance of the Special Assets Manager, meets monthly to review problem assets. Impaired loans in excess of $500,000 are reviewed monthly to assist the CCO in calculating and evaluating the adequacy of the allowance for loan losses. OREO with balances of $500,000 and over are also reviewed at the monthly meetings, along with non-performing loans of $250,000 and greater. This same committee reviews non-performing loans of $50,000 and over on a quarterly basis.

The Credit Policy Committee, chaired by the CCO, consisting of the CEO, the EVP, Commercial Division, the EVP, Retail Division, and one senior lender, meets weekly to review loan downgrades, upgrades, charge-offs, and any loan policy changes.

The Credit Quality Control Committee, chaired by the CCO, meets quarterly to assess the adequacy of the allowance for loan losses. This committee, consisting of senior management, as well as various lending and credit administration personnel, reviews valuations for non-performing loans and OREO prior to the release of financial statements and the filing of quarterly results.

ALC’s management oversees its loan portfolio by establishing credit criteria and underwriting standards through a loan committee comprised of members of ALC’s Board of Directors and ALC’s district and office managers. This Committee is aided by a formal loan policy, which is reviewed at least annually with revisions made as directed by ALC’s Board of Directors and management. ALC’s individual branches are supervised by three district managers who report to the ALC COO. Because of the very nature of ALC’s business, many of the borrowers served by ALC could be deemed to demonstrate some of the same characteristics as subprime borrowers. Although the Company and ALC believe that serving the communities in which ALC is located includes service to these customers, ALC’s management and loan officers remain diligent in making careful loan decisions based on the credit criteria and underwriting standards established by the loan committee.

The following table shows the Company’s loan distribution as of December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
	(In Thousands of Dollars)
Real Estate	$256,354	$299,594
Installment (Consumer)	62,521	65,483
Commercial, Financial and Agricultural	42,903	43,060
Less: Unearned Interest, Commissions and Fees	(5,100)	(4,786)

Total	$356,678	$403,351

The amounts of total loans (excluding installment loans) outstanding at December 31, 2012, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years and (3) more than five years, are shown in the following table.

	Maturing
	Within One Year	After One but Within Five Years	After Five Years	Total
	(In Thousands of Dollars)
Commercial, Financial and Agricultural	$31,383	$11,298	$222	$42,903
Real Estate-Mortgage	104,855	121,791	29,708	256,354

Total	$136,238	$133,089	$29,930	$299,257

Variable rate loans totaled approximately $57.3 million and are included in the one-year category.

Non-Performing Assets

Accruing loans past due 90 days or more at December 31, 2012 declined to $1.6 million, a decrease of $761,000 compared to year-end 2011. Accruing loans past due 90 days or more at the Bank declined by $224,000 to $0 at December 31, 2012. These loans at ALC declined by $537,000 million to $1.6 million over the same period. These loans are closely monitored, and, if any deterioration in the borrowers ability to pay occurs, they are placed on non-accrual status.

Impaired loans totaled $54.3 million and $61.9 million as of December 31, 2012 and 2011, respectively. The decrease in impaired loans at December 31, 2012 resulted from paydowns of $6.9 million, charge-offs of $3.4 million, transfers to other real estate or repossessions of $6.7 million, and upgrades of $3.4 million, offset somewhat by the addition of $12.8 million in newly impaired loans. The decline in real estate values and the severely depressed real estate market have affected the value of the underlying collateral and the borrowers’ ability to service the debt on these loans. There was approximately $11.1 million in the allowance for loan losses specifically allocated to these impaired loans at each of December 31, 2012 and 2011. Loans totaling $28.1 million and $34.6 million for 2012 and 2011, respectively, although considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, have no measurable impairment, and no allowance for loan losses is specifically allocated to these loans. The average recorded investment in impaired loans for 2012 and 2011 was approximately $54.2 million and $49.5 million, respectively. Income recognized on impaired loans amounted to approximately $2.5 million in 2012 and $2.2 million in 2011.

Non-performing assets as a percentage of loans net of unearned interest and other real estate was 10.4% at December 31, 2012, compared to 8.5% at December 31, 2011. Non-performing assets increased by $2.9 million in 2012 compared to 2011, loans on non-accrual increased by $7.1 million and loans past due 90 days or more declined by $761,000. Other real estate acquired in settlement of loans consisted of 4 residential properties and 38 commercial properties totaling $11.1 million at the Bank and 71 residential properties and 12 commercial properties totaling $2.2 million at ALC. Management is making every effort to dispose of these properties in a timely manner, but the national economic downturn and the severely depressed real estate market in the market areas of the Bank and ALC are negatively impacting this process. Management reviews these loans and reports to the Bank’s Board of Directors monthly.

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are being reported as troubled debt restructurings. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on nonaccrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. Based on the above, the Company had $12,397,049 and $1,821,696 of non-accruing loans that were restructured and remained on nonaccrual status at December 31, 2012 and 2011, respectively. In addition, the Company had $119,020 of restructured loans that were restored to accrual status based on a sustained period of repayment performance at December 31, 2012, compared to $2.5 million at December 31, 2011.

The following table presents information on non-performing loans and real estate acquired in settlement of loans.

	Consolidated
	December 31, 2012	December 31, 2011
	(In Thousands of Dollars)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$23,618	$16,502
Accruing Loans Past Due 90 Days or More	1,571	2,332
Real Estate Acquired in Settlement of Loans	13,286	16,774

Total	$38,475	$35,608

Non-Performing Assets as a Percent of Net
Loans and Other Real Estate	10.40%	8.48%

	FUSB
	December 31, 2012	December 31, 2011
	(In Thousands of Dollars)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$23,351	$14,616
Accruing Loans Past Due 90 Days or More	—	224
Real Estate Acquired in Settlement of Loans	11,089	12,606

Total	$34,440	$27,446

Non-Performing Assets as a Percent of Net
Loans and Other Real Estate	11.77%	8.21%

	ALC
	December 31, 2012	December 31, 2011
	(In Thousands of Dollars)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$267	$1,886
Accruing Loans Past Due 90 Days or More	1,571	2,108
Real Estate Acquired in Settlement of Loans	2,197	4,168

Total	$4,035	$8,162

Non-Performing Assets as a Percent of Net
Loans and Other Real Estate	5.22%	9.50%

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2012	2011
	(In Thousands of Dollars)
Total Loans Accounted for on a Non-Accrual Basis	$23,618	$16,502
Interest Income That Would Have Been Recorded Under Original Terms	1,058	1,460
Interest Income Reported and Recorded During the Year	158	36

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for the two years indicated.

	December 31,
	2012		2011
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans In Each Category To Total Loans
	(In Thousands of Dollars, Except Percentages)
Commerical, Financial and Agricultural	$977	12%	$1,145	11%
Real Estate	15,334	71	18,163	73
Installment (Consumer)	2,967	17	2,959	16

Total	$19,278	100%	$22,267	100%

In establishing the allowance for loan losses, management created the following risk groups for evaluating the loan portfolio:

•	Large classified loans and impaired loans are evaluated individually, with specific reserves allocated based on management’s review, consistent with ASC Topic 310.

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

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for each of the two years indicated.

	December 31,
	2012	2011
	(In Thousands of Dollars)
Balance of Allowance for Loan Loss at Beginning of Period	$22,267	$20,936
Charge-Offs:
Commercial, Financial and Agricultural	(1,277)	(407)
Real Estate-Mortgage	(4,307)	(14,938)
Installment (Consumer)	(3,449)	(3,413)
Credit Cards	(17)	(3)

	(9,050)	(18,761)
Recoveries:
Commercial, Financial and Agricultural	156	152
Real Estate-Mortgage	671	310
Installment (Consumer)	894	828
Credit Cards	2	—

	1,723	1,290
Net Charge-Offs	(7,327)	(17,471)
Provision for Loan Losses	4,338	18,802

Balance of Allowance for Loan Loss at End of Period	$19,278	$22,267

Ratio of Net Charge-Offs During Period to Average Loans Outstanding	1.95%	4.30%

Investment Securities Available-for-Sale and Derivative Instruments

Investment securities, which are classified as available-for-sale, are carried at fair value. They include mortgage-backed securities, obligations of states, counties and political subdivisions, U.S. treasury and government sponsored agency securities and other securities. Investment securities held-to-maturity consists of obligations of states, counties and political subdivisions and U.S. government sponsored agency securities, which are carried at cost. Investment securities declined from $123.3 million at December 31, 2011 to $113.7 million at December 31, 2012.

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

The composition of the Bank’s investment portfolio reflects the Bank’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Bank’s investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling the Bank’s interest rate position, while at the same time producing adequate levels of interest income. As of December 31, 2012, the investment portfolio had an estimated average maturity of 2.8 years.

Fair market values of securities can vary significantly as interest rates change. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on liquidity or other funding needs. There were net unrealized gains of $3.1 million in the securities portfolio on December 31, 2012, versus $3.0 million net unrealized gains at year-end 2011.

Investment Securities

The following table sets forth the amortized costs of investment securities, as well as their fair value and related unrealized gains or losses on the dates indicated.

	Available-for-Sale
	December 31,
	2012	2011
	(In Thousands of Dollars)
Mortgage-Backed Securities	$74,117	$96,104
Obligations of States, Counties and Political Subdivisions	13,395	14,684
U.S. Treasury and Government Sponsored Agency Securities	80	6,565
Other Securities	—	9

Total Book Value	87,592	117,362

Net Unrealized Gains	5,022	4,808

Total Market Value	$92,614	$122,170

	Held-to-Maturity
	December 31,
	2012	2011
	(In Thousands of Dollars)
Obligations of States, Counties and Political Subdivisions	$—	$1,170
U.S. Treasury and Government Sponsored Agency Securities	$21,136	$—

Total Book Value	$21,136	$1,170

Investment Securities Maturity Schedule

	Stated Maturity as of December 31, 2012
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands of Dollars, Except Yields)
Investment Securities Available-for-Sale:
U.S. Treasury and Government Sponsored Agency Securities	$—	0.00%	$80	0.25%	$—	0.00%	$—	0.00%
State, County and Municipal Obligations	403	5.81	2,341	5.62	1,760	5.61	10,477	5.74
Mortgage-Backed Securities	77	3.49	2,491	3.03	24,728	2.92	50,257	2.25

Total	$480	5.44%	$4,912	4.22%	$26,488	3.10%	$60,734	2.85%

Total Securities With Stated Maturity							$92,614	3.01%

Available-for-sale securities are stated at fair value and tax equivalent market yields.

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2012	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Maturing in 3 months or less	$1	0.00%
Maturing in greater than 3 months to 1 year	479	0.42
Maturing in greater than 1 to 3 years	580	0.51
Maturing in greater than 3 to 5 years	4,332	3.81
Maturing in greater than 5 to 15 years	73,711	64.80
Maturing in over 15 years	34,647	30.46

Total	$113,750	100.00%

Condensed Portfolio Repricing Schedule

Repricing Summary as of December 31, 2012	Dollar Amount	Portfolio Percentage
	(In Thousands of Dollars)
Repricing in 30 days or less	$5,332	4.69%
Repricing in 31 days to 1 year	1,173	1.03
Repricing in greater than 1 to 3 years	1,339	1.18
Repricing in greater than 3 to 5 years	6,892	6.06
Repricing in greater than 5 to 15 years	71,566	62.91
Repricing in over 15 years	27,448	24.13

Total	$113,750	100.00%

The tables above reflect all securities at market value on December 31, 2012.

Security Gains

Non-interest income from securities transactions was a gain for the years ended December 31, 2012 and 2011. Transactions affecting the Bank’s investment portfolio are directed by the Bank’s asset and liability management activities and strategies. Although short-term losses may occur from time to time, the “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

The table below shows the associated net gains for the years ended December 31, 2012 and 2011.

	December 31,
	2012	2011
Investment Securities	$764	$2,549,963

Volumes of sales, as well as other information regarding investment securities, are discussed further in Note 3, “Investment Securities,” in the “Notes to Consolidated Financial Statements” included in this Annual Report.

Long-Lived Assets

The Company’s long-lived assets consist of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”). Goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate that impairment may exist.

A test of goodwill for impairment consists of two steps in which the need for recognition is determined in Step One. In Step Two, the measurement of the actual impairment to be recognized, if deemed required by Step One, is calculated. The Company tested its goodwill as of October 31, 2011, which indicated impairment of all of the $4.1 million of goodwill reported by the Company. Refer to the discussion of intangible assets in Note 2, “Summary of Significant Accounting Policies,” in the “Notes to Consolidated Financial Statements” included in this Annual Report for a discussion of these approaches and Note 7, “Goodwill and Intangible Assets,” in the “Notes to Consolidated Financial Statements” included in this Annual Report for a discussion of the assumptions.

Deposits

Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. The Company’s core deposits totaled $380.1 million, or 77.7% of total deposits, at December 31, 2012, and totaled $391.4 million, or 74.3% of total deposits, at December 31, 2011.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future, although economic and competitive factors could affect this funding source. The Company’s loan-to-deposit ratio was 69.0% at December 31, 2012 and 72.3% at the end of 2011. Loans declined in 2012 by $46.7 million, and deposits declined by $38.1 million.

Time deposits in excess of $100,000 and brokered deposits decreased 19.7% to $108.9 million as of December 31, 2012. Included in these large deposits are $21.9 million in brokered certificates of deposit at year-end 2012, compared with $35.3 million at year-end 2011. Management has used brokered deposits as a funding source when rates and terms are more attractive than other funding sources.

The sensitivity of the Bank’s deposit rates to changes in market interest rates is reflected in its average interest rate paid on interest-bearing deposits. During 2012, although market interest rates remained unchanged, the Bank’s average rate on interest bearing deposits declined from 1.35% in 2011 to 0.97% in 2012, as longer-term certificates of deposit matured and repriced at lower rates.

Management, as part of an overall program to emphasize the growth of transaction deposit accounts, continues to promote online banking and an online bill paying program, as well as enhance the telephone-banking product. In addition, continued effort is being placed on deposit promotions, direct-mail campaigns and cross-selling efforts.

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods in the following table.

	December 31,
	2012		2011
	Amount	Rate	Amount	Rate
	(In Thousands of Dollars, Except Percentages)
Non-Interest Bearing Demand Deposit Accounts	$59,443		$59,142
Interest-Bearing Demand Deposit Accounts	121,498	0.58%	120,166	0.84%
Savings Deposits	67,803	0.33	54,988	0.64
Time Deposits	268,496	1.30	287,907	1.70

Total	$517,240	0.97%	$522,203	1.35%

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2012 are summarized as follows:

Maturities	Time Certificates of Deposit
3 Months or Less	$23,270,592
Over 3 Through 6 Months	22,103,613
Over 6 Through 12 Months	16,724,667
Over 12 Months	46,828,279

Total	$108,927,151

Other Borrowings

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. This category continues to be utilized as an alternative source of funds. During 2012, the average other interest-bearing liabilities represented 1.2% of the average total interest-bearing liabilities, compared to 5.0% in 2011. The advances from the FHLB are an alternative to funding sources with similar maturities, such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Securities sold under agreements to repurchase averaged $449,215 in 2011 and $651,752 in 2012. For additional information and discussion of these borrowings, refer to Notes 10 and 11, “Short-Term Borrowings” and “Long-Term Debt,” respectively, in the “Notes to Consolidated Financial Statements” included in this Annual Report.

The following table shows information for the last two years regarding the Bank’s short- and long-term borrowings consisting of treasury, tax and loan deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings from the FHLB.

	Short-Term Borrowings Maturity Less Than One Year	Long-Term Borrowings Maturity One Year or Greater
	(Dollars in Thousands, Except Percentages)
Year-Ended December 31:
2012	$638	$—
2011	356	20,000
Weighted Average Interest Rate at Year-End:
2012	1.50%	0.00%
2011	2.00	2.17
Maximum Amount Outstanding at Any Month’s End:
2012	$1,332	$20,000
2011	1,595	30,000
Average Amount Outstanding During the Year:
2012	$654	$4,918
2011	884	23,370
Weighted Average Interest Rate During the Year:
2012	1.50%	2.30%
2011	0.77	3.12

Shareholders’ Equity

The Company has always placed great emphasis on maintaining its strong capital base. At December 31, 2012, shareholders’ equity totaled $68.6 million, or 12.1% of total assets, compared to 10.6% for year-end 2011.

This level of equity should indicate to the Company’s shareholders, customers and regulators that Bancshares is financially sound and offers the ability to sustain an appropriate degree of leverage to provide a desirable level of profitability and growth.

Although shareholders’ equity is well above minimum regulatory capital levels, it was eroded by operating losses during 2010 and 2011. Refer to the Consolidated Statements of Shareholders’ Equity in the financial statements for a complete description of the changes to the components of shareholders’ equity for 2012 and 2011.

In connection with the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, no shares were purchased in 2012, and 275 shares were purchased in 2011. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. For more information related to this plan, see Note 14, “Long-Term Incentive Compensation Plan,” in the “Notes to Consolidated Financial Statements” included in this Annual Report.

Bancshares initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. In December 2007, 2008, 2009, 2010, 2011 and 2012, the Board of Directors extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2013. There are 242,303 shares available for repurchase under this plan, at management’s discretion.

The Company’s Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. There were no cash dividends declared during 2012.

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

Risk-Based Capital Requirements

	Minimum Regulatory Requirements	Well- Capitalized Regulatory Requirements	Bancshares’ Ratio at December 31, 2012
Total Capital to Risk-Weighted Assets	8.00%	10.00%	17.05%
Tier I Capital to Risk-Weighted Assets	4.00%	6.00%	15.76%
Tier I Leverage Ratio	3.00%	5.00%	10.51%

The Bank exceeded the ratios required for well-capitalized banks, as defined by federal banking regulators, in addition to meeting the minimum regulatory ratios.

Ratio Analysis

The following table presents operating and equity performance ratios for each of the last two years.

	December 31,
	2012	2011
Return on Average Assets	0.37%	(1.45)%
Return on Average Equity	3.27%	(11.76)%
Cash Dividend Payout Ratio	N/A	N/A
Average Equity to Average Assets Ratio	11.19%	12.33%

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments and maturities of loans and maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $155.5 million at December 31, 2012.

Investment securities forecasted to mature or reprice over the twelve months ending December 31, 2013 are estimated to be more than $6.5 million, or about 5.8%, of the investment portfolio as of December 31, 2012. For comparison, principal payments on investment securities totaled $32.2 million in 2012.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of December 31, 2012, the bond portfolio had an expected average maturity of 2.8 years, and approximately 76.9% of the $92.6 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Bank, at December 31, 2012, had long-term debt and short-term borrowings that, on average, represented 0.93% of total liabilities and equity, compared to 3.9% at year-end 2011.

The Bank currently has up to $170.1 million in additional borrowing capacity from the FHLB and $17.8 million in established federal funds lines.

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

The accompanying table shows the Bank’s interest rate sensitivity position at December 31, 2012, as measured by Gap analysis. Over the next 12 months, approximately $12.1 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. This analysis indicates that the Bank has a negative gap within the next 12-month range.

Simple Gap analysis is no longer considered to be as accurate a tool for measuring interest rate risk as pro forma income simulation because it does not make an allowance for how much an item reprices as interest rates change, only that it is possible that the item could reprice. Accordingly, the Bank does not rely solely on Gap analysis but instead measures changes in net interest income and net interest margin through income simulation over +/-1%, 2%, 3% and 4% interest rate shocks. Our estimates have consistently shown that the Bank has very limited, if any, net interest margin and net interest income risk to rising interest rates.

Maturity and Repricing Report

	December 31, 2012
	(In Thousands of Dollars, Except Percentages)
	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Earning Assets:
Loans (Net of Unearned Income)	$93,943	$61,603	$155,546	$165,813	$35,319	$—	$356,678
Investment Securities	5,332	1,173	6,505	7,738	99,507	—	113,750
Federal Home Loan Bank Stock	936	—	936	—	—	—	936
Interest-Bearing Deposits in Other Banks	41,945	—	41,945	—	—	—	41,945

Total Earning Assets	$142,156	$62,776	$204,932	$173,551	$134,826	$—	$513,309
Percent of Total Earning Assets	27.7%	12.2%	39.9%	33.8%	26.3%	0.0%	100.0%
Interest-Bearing Liabilities:
Interest-Bearing Deposits and Liabilities
Demand Deposits	$24,844	$—	$24,844	$99,375	$—	$—	$124,219
Savings Deposits	13,059	—	13,059	52,237	—	—	65,296
Time Deposits	59,340	94,907	154,247	87,524	—	—	241,771
Borrowings	638	—	638	—	—	—	638
Non-Interest-Bearing Liabilities:
Demand Deposits	$—	$—	$—	$—	$—	$57,747	$57,747

Total Funding Sources	$97,881	$94,907	$192,788	$239,136	$—	$57,747	$489,671
Percent of Total Funding Sources	20.0%	19.4%	39.4%	48.8%	0.0%	11.8%	100.0%
Interest-Sensitivity Gap (Balance Sheet)	$44,275	$(32,131)	$12,144	$(65,585)	$134,826	$(57,747)	$23,638
Derivative Instruments	$—	$—	$—	$—	$—	$—	$—
Interest-Sensitivity Gap	$44,275	$(32,131)	$12,144	$(65,585)	$134,826	$(57,747)	$23,638
Cumulative Interest-Sensitivity Gap	$44,275	$12,144	N/A	$(53,441)	$81,385	$23,638	$47,276

	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years		Over 5 Years Non-Rate Sensitive	Total
Ratio of Earning Assets to Funding Sources and Derivative Instruments	1.45%	0.66%	1.06%	0.73%		2.33%	1.00%
Cumulative Ratio	1.45%	1.06%	N/A	0.88%		1.05%	1.05%

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, the Bank simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin. The tables below depict how, as of December 31, 2012, pre-tax net interest margins and pre-tax net income are forecast to change over time frames of six months, one year, two years and five years under the six listed interest rate scenarios. The interest rate scenarios are immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	8	7	8	12
+2%	-1	-5	-3	8
+3%	-18	-23	-21	-
+4%	-36	-44	-39	-6
-1%	-4	-5	-5	-2
-2%	-9	-10	-12	-10
-3%	-15	-17	-19	-16
-4%	-18	-21	-23	-21

Change in Net Interest Income from Level Interest Rate Forecast (dollars, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$237,528	$396,176	$885,058	$3,539,966
+2%	(39,311)	(270,012)	(397,137)	2,454,320
+3%	(508,015)	(1,340,999)	(2,426,492)	22,934
+4%	(1,031,568)	(2,519,222)	(4,499,237)	(1,741,237)
-1%	(117,678)	(260,045)	(536,801)	(535,146)
-2%	(245,709)	(597,605)	(1,370,874)	(2,753,727)
-3%	(423,602)	(984,156)	(2,197,415)	(4,690,660)
-4%	(514,934)	(1,198,193)	(2,693,393)	(6,095,184)

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

	+1%	+2%	+3%	+4%	-1%	-2%	-3%	-4%
Asset Modified Duration	1.79%	1.85%	1.88%	1.92%	2.61%	1.93%	1.94%	1.98%
Liability Modified Duration	3.04%	2.59%	2.38%	2.28%	2.97%	2.88%	2.96%	3.06%
Modified Duration Mismatch	1.25%	0.75%	0.50%	0.35%	0.37%	0.95%	1.02%	1.07%
Estimated Change in Market Value of Equity (Pre-Tax)	$7,206,281	$8,614,068	$8,600,505	$8,170,776	$(2,114,017)	$(10,985,784)	$(17,715,486)	$(24,738,749)
Change in Market Value of Equity / Tier One Equity Capital (Pre-Tax)	9.16%	10.95%	10.93%	10.39%	-2.69%	-13.97%	-22.52%	-31.45%

Contractual Obligations

The Company has contractual obligations to make future payments on debt and lease agreements. Long-term debt is reflected on the consolidated statements of condition, whereas operating lease obligations for office space and equipment are not recorded on the Consolidated Statements of Condition. The Company and its subsidiaries have not entered into any unconditional purchase obligations or other long-term obligations, other than as included in the following table. These types of obligations are more fully discussed in Note 11, “Long-Term Debt,” and Note 18, “Operating Leases,” in the “Notes to Consolidated Financial Statements” included in this Annual Report.

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the Consolidated Statements of Condition. These commitments are more fully discussed in Note 19, “Guarantees, Commitments and Contingencies,” in the “Notes to Consolidated Financial Statements” included in this Annual Report.

The following table summarizes the Company’s contractual obligations as of December 31, 2012.

	Payment Due by Period
	(In Thousands of Dollars)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Time Deposits	$241,771	$154,247	$59,213	$28,311	$—
Commitments to Extend Credit	32,123	26,648	—	—	5,475
Operating Leases	1,022	352	492	149	29
Standby Letters of Credit	1,092	1,092	—	—	—

Total	$276,008	$182,339	$59,705	$28,460	$5,504

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are considered material, other than “Operating Leases,” included in Note 18, and “Guarantees, Commitments and Contingencies,” included in Note 19 in the “Notes to Consolidated Financial Statements” included in this Annual Report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

United Security Bancshares, Inc.

We have audited the accompanying consolidated statements of condition of United Security Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Dothan, Alabama

March 28, 2013

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
CASH AND DUE FROM BANKS	$12,181,252	$9,490,652
INTEREST-BEARING DEPOSITS IN OTHER BANKS	41,944,922	43,305,910

Total cash and cash equivalents	54,126,174	52,796,562
FEDERAL FUNDS SOLD	5,000,000	—
INVESTMENT SECURITIES AVAILABLE-FOR-SALE, at fair market value	92,614,373	122,170,498
INVESTMENT SECURITIES HELD TO MATURITY, at amortized cost	21,135,501	1,170,000
FEDERAL HOME LOAN BANK STOCK, at cost	936,400	2,861,400
LOANS, net of allowance for loan losses of $19,278,257 and $22,266,679, respectively	337,400,150	381,084,666
PREMISES AND EQUIPMENT, net of accumulated depreciation of $17,759,973 and $17,190,394, respectively	8,902,465	9,049,301
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	13,302,907	12,921,885
ACCRUED INTEREST RECEIVABLE	3,100,509	3,957,755
INVESTMENT IN LIMITED PARTNERSHIPS	836,163	1,456,218
OTHER REAL ESTATE OWNED	13,286,418	16,774,426
OTHER ASSETS	16,491,692	17,566,971

TOTAL ASSETS	$567,132,752	$621,809,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Demand, non-interest-bearing	$57,747,136	$59,118,973
Demand, interest-bearing	124,219,013	122,754,305
Savings	65,296,217	58,147,567
Time, $100,000 and over	108,927,151	135,708,421
Other time	132,844,299	151,343,656

Total deposits	489,033,816	527,072,922
ACCRUED INTEREST EXPENSE	412,793	790,209
OTHER LIABILITIES	8,400,791	7,383,466
SHORT-TERM BORROWINGS	638,014	355,787
LONG-TERM DEBT	—	20,000,000

TOTAL LIABILITIES	498,485,414	555,602,384

COMMITMENTS AND CONTINGENCIES (SEE NOTE 19)
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 10,000,000 shares authorized; 7,327,560 and 7,322,560 shares issued, respectively; 6,023,622 shares and 6,015,737 shares outstanding for December 31, 2012 and 2011, respectively	73,276	73,225
Surplus	9,284,430	9,258,579
Accumulated other comprehensive income, net of tax	3,139,018	3,004,690
Retained earnings	77,286,812	75,091,458
Treasury stock, 1,303,938 and 1,306,823 shares at cost for 2012 and 2011, respectively	(21,123,540)	(21,208,161)
Noncontrolling interest	(12,658)	(12,493)

TOTAL SHAREHOLDERS’ EQUITY	68,647,338	66,207,298

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$567,132,752	$621,809,682

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
INTEREST INCOME:
Interest and fees on loans	$35,373,040	$37,063,641
Interest on investment securities:
Taxable	2,628,759	4,244,925
Tax-exempt	574,790	936,546
Other interest and dividends	176,631	100,914

Total interest income	38,753,220	42,346,026
INTEREST EXPENSE:
Interest on deposits	4,433,032	6,260,341
Interest on short-term borrowings	9,830	6,841
Interest on long-term debt	113,100	751,277

Total interest expense	4,555,962	7,018,459

NET INTEREST INCOME	34,197,258	35,327,567
PROVISION FOR LOAN LOSSES	4,338,318	18,802,128

Net interest income after provision for loan losses	29,858,940	16,525,439
NON-INTEREST INCOME:
Service and other charges on deposit accounts	2,521,632	2,888,237
Credit life insurance income	955,418	923,564
Investment securities gains, net	764	2,549,963
Other income	2,086,975	2,366,049

Total non-interest income	5,564,789	8,727,813
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,590,098	14,491,123
Occupancy expense	1,898,870	1,921,514
Furniture and equipment expense	1,292,584	1,282,676
Impairment on other real estate	3,582,596	6,389,774
Impairment of goodwill	—	4,097,773
Loss on sale of other real estate	1,283,204	1,606,902
Other expense	9,836,193	10,497,508

Total non-interest expense	32,483,545	40,287,270

INCOME (LOSS) BEFORE INCOME TAXES	2,940,184	(15,034,018)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	744,995	(5,958,308)

NET INCOME (LOSS)	$2,195,189	$(9,075,710)

Less: Net Loss Attributable to Noncontrolling Interest	(165)	(763)

NET INCOME (LOSS) ATTRIBUTABLE TO USBI	$2,195,354	$(9,074,947)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,022,892	6,011,520

BASIC AND DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO USBI PER SHARE	$0.36	$(1.51)

DIVIDENDS PER SHARE	$0.00	$0.04

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, December 31, 2010 (as Restated)	$73,175	$9,233,279	$3,411,504	$84,407,676	$(21,205,052)	$(1,398,143)	$74,522,439
Net loss attributable to USBI	—	—	—	(9,074,947)	—	—	(9,074,947)
Other comprehensive loss	—	—	(406,814)	—	—	—	(406,814)
Dividends paid	—	—	—	(241,271)	—	—	(241,271)
Purchase of treasury stock (275 shares)	—	—	—	—	(3,109)	—	(3,109)
Stock award under employment contract	50	25,300	—	—	—	—	25,350
Net loss attributable to noncontrolling interest	—	—	—	—	—	(763)	(763)
Deconsolidation of VIE	—	—	—	—	—	1,386,413	1,386,413

BALANCE, December 31, 2011	$73,225	$9,258,579	$3,004,690	$75,091,458	$(21,208,161)	$(12,493)	$66,207,298
Net income	—	—	—	2,195,354	—	—	2,195,354
Other comprehensive income	—	—	134,328	—	—	—	134,328
Treasury stock reissued (2,885 shares)	—	—	—	—	84,621	—	84,621
Stock award under employment contract	51	25,851	—	—	—	—	25,902
Net loss attributable to noncontrolling interest	—	—	—	—	—	(165)	(165)

BALANCE, December 31, 2012	$73,276	$9,284,430	$3,139,018	$77,286,812	$(21,123,540)	$(12,658)	$68,647,338

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Net income (loss) attributable to USBI	$2,195,354	$(9,074,947)

Other comprehensive income (loss):
Change in unrealized holding gains on available-for-sale securities arising during period, net of tax of $80,885 and $712,136	134,808	1,186,913
Reclassification adjustment for net gains realized on available-for-sale securities realized in operations, net of (tax) benefits of $287 and ($956,236)	(480)	(1,593,727)

Other comprehensive income (loss)	134,328	(406,814)

Comprehensive income (loss) attributable to USBI	$2,329,682	$(9,481,761)

Net loss attributable to noncontrolling interest	(165)	(763)

Total comprehensive income (loss)	$2,329,847	$(9,482,524)

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,195,189	$(9,075,710)
Less net loss attributable to noncontrolling interest	(165)	(763)

Net income (loss) attributable to USBI	2,195,354	(9,074,947)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	714,739	696,083
Provision for loan losses	4,338,318	18,802,128
Deferred income tax expense (benefit)	999,331	(2,664,672)
Impairment of goodwill	—	4,097,773
Gain on sale of securities, net	(764)	(2,549,963)
Gain on sale of fixed assets, net	—	(317,991)
Loss on sale of OREO	1,283,204	1,606,902
Impairment of OREO	3,582,596	6,389,774
Amortization of premium and discounts, net	1,182,583	715,045
Changes in assets and liabilities:
Decrease in accrued interest receivable	857,246	1,152,645
Decrease in other assets	318,114	1,832,816
Decrease in accrued interest expense	(377,416)	(1,445,179)
Increase (decrease) in other liabilities	936,726	(2,853,588)

Net cash provided by operating activities	16,030,031	16,386,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(20,375,296)	(59,559,269)
Purchase of investment securities held-to-maturity	(26,187,595)	—
Proceeds from sales of investment securities available-for-sale	4,010,118	31,264,308
Proceeds from maturities and prepayments of securities available-for-sale	44,951,649	43,185,697
Proceeds from maturities and prepayments of securities, held-to-maturity	6,224,856	40,000
Proceeds from redemption of Federal Home Loan Bank stock	1,925,000	2,231,600
Proceeds from the sale of other real estate	5,990,500	7,262,828
Net change in loan portfolio	31,978,576	(18,765,198)
Net increase in federal funds sold	(5,000,000)	—
Purchase of premises and equipment, net	(571,871)	(500,898)
Proceeds received from deconsolidation of limited partnership	—	5,009,907

Net cash provided by investing activities	42,945,937	10,168,975

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	(38,039,106)	23,543,027
Net increase (decrease) in short-term borrowings	282,227	(614,646)
Proceeds from FHLB advances and other borrowings	—	10,000,000
Repayment of FHLB advances and other borrowings	(20,000,000)	(20,000,000)
Stock award under employment contract	25,902	25,350
Dividends paid	—	(241,271)
Purchase of treasury stock	—	(3,109)
Reissuance of treasury stock	84,621	—

Net cash (used in) provided by financing activities	(57,646,356)	12,709,351

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,329,612	39,265,152
CASH AND CASH EQUIVALENTS, beginning of year	52,796,562	13,531,410

CASH AND CASH EQUIVALENTS, end of year	$54,126,174	$52,796,562

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

The Company is required to maintain clearing balances at the Federal Reserve Bank. The average amount of this clearing balance was $25,000 for December 31, 2012 and 2011.

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Cash paid during the period for:
Interest	$4,933,378	$8,705,201
Income taxes	97,236	520,498
Non-Cash Transactions:
Other Real Estate Acquired in Settlement of Loans	7,368,292	6,402,391

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

Investment Securities

Securities may be held in three portfolios: trading account securities, held-to-maturity securities and securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no securities in its trading account at December 31, 2012 or 2011. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. When the fair value of a security falls below carrying value, an evaluation must be made to determine if the unrealized loss is a temporary or other-than-temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down by a charge to operations to the extent that the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income or loss. The Company uses a systematic methodology to evaluate potential impairment of its investments that considers, among other things, the magnitude and duration of the decline in fair value, the financial health of and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

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

Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company has used derivative instruments, which can include interest rate swaps, caps and floors. ASC Topic 815 Derivatives and Hedging requires all derivative instruments to be carried at fair value on the consolidated statements of condition. ASC Topic 815 provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under ASC Topic 815.

The Company held no derivative instruments as of December 31, 2012 or 2011.

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

The Company had, upon adoption of this statement, $4.1 million in unamortized goodwill and, in accordance with this statement, performed a transition impairment test and an annual impairment analysis. The Company concluded that the goodwill was fully impaired at December 31, 2011, and an impairment charge of $4.1 million was taken to reduce the balance to $0. Refer to Note 7, “Goodwill and Intangible Assets,” for further discussion of approaches and related assumptions used within the Company’s evaluation of the carrying value of goodwill as of December 31, 2011.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty years.

Other Real Estate

Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value based on appraised value, less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Other real estate aggregated amounted to $13,286,418 and $16,774,426 at

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012 and 2011, respectively. Transfers from loans to other real estate amounted to $7,368,292 in 2012 and $6,402,391 in 2011. Transfers from other real estate to loans amounted to $337,488 in 2012 and $1,640,046 in 2011. Other real estate sold amounted to $7,273,704 and $8,869,730 in 2012 and 2011, respectively.

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

Reclassification

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 method of presentation.

Subsequent Events

In accordance with the provisions of ASC Topic 855, the Company has evaluated subsequent events through the filing date of the consolidated financial statements. No subsequent events requiring recognition or disclosure were identified, and, therefore, none were incorporated into the consolidated financial statements presented herein.

Net Income (Loss) Attributable to USBI Per Share

Basic net income (loss) attributable to USBI per share is computed by dividing net income (loss) attributable to USBI by the weighted average shares outstanding during the period. Diluted net income (loss) attributable to USBI per share is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. There were no outstanding potentially dilutive instruments during the periods ended December 31, 2012 or 2011, and, therefore, basic and diluted weighted average shares outstanding were the same.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table represents the basic and diluted net income (loss) attributable to USBI per share calculations for the years ended December 31, 2012 and 2011.

For the Years Ended:	Net Income (Loss) Attributable to USBI	Weighted Average Shares Outstanding	Basic and Diluted Net Income (Loss) Attributable to USBI Per Share
December 31, 2012	$2,195,354	6,022,892	$0.36

December 31, 2011	$(9,074,947)	6,011,520	$(1.51)

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The amended guidance is effective prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011. The Company periodically accesses funding markets through sales of securities with agreements to repurchase. All such arrangements are considered typical of the banking industry and are accounted for as borrowings. The Company adopted this guidance beginning with first quarter 2012 financial reporting, and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The standards set forth in ASU 2011-04 supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC and previously known as Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. This ASU became effective for the Company’s interim and annual periods beginning after December 15, 2011 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 20 “Fair Value Measurements,” for the newly-required disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends existing standards to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income; each component of other comprehensive income along with a total for other comprehensive income; and a total amount for comprehensive income. Any changes pursuant to the options allowed in the amendments should be applied retrospectively. This guidance is effective for fiscal years and

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

interim reporting periods within those years beginning after December 15, 2011. The Company adopted this new guidance with first quarter 2012 financial reporting. In January 2012, the FASB issued accounting guidance that indefinitely defers the effective date of certain provisions concerning the presentation of comprehensive income. The guidance indefinitely defers the requirement to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. See the consolidated Statements of Comprehensive Income (Loss) for further details.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance, which involves disclosure only, is not anticipated to materially impact the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which provides disclosure guidance on amounts reclassified out of OCI by component. The ASU is effective for fiscal periods beginning after December 15, 2012. Since the ASU only impacts financial statement disclosures, its adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at December 31, 2012 and 2011 are as follows:

	Available-for-Sale
	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$74,117,209	$3,468,144	$(31,904)	$77,553,449
Obligations of states, counties and political subdivisions	13,394,647	1,586,239	—	14,980,886
U.S. treasury securities	80,086	—	(48)	80,038

Total	$87,591,942	$5,054,383	$(31,952)	$92,614,373

	Held-to-Maturity
	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agencies	$21,135,501	$55,717	$(7,136)	$21,184,082

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Available-for-Sale
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$96,103,679	$3,902,939	$(315,694)	$99,690,924
Obligations of states, counties and political subdivisions	14,684,391	1,200,770	—	15,885,161
Obligations of U.S. government sponsored agencies	6,490,208	18,569	—	6,508,777
U.S. treasury securities	75,277	75	—	75,352
Equity securities	9,440	844	—	10,284

Total	$117,362,995	$5,123,197	$(315,694)	$122,170,498

	Held-to-Maturity
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states, counties and political subdivisions	$1,170,000	$1,255	$—	$1,171,255

The scheduled maturities of investment securities available-for-sale and held-to-maturity at December 31, 2012 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within one year	$470,925	$479,806	$—	$—
Maturing after one to five years	4,667,835	4,912,415	—	—
Maturing after five to ten years	25,102,285	26,488,171	7,998,506	8,000,029
Maturing after ten years	57,350,897	60,733,981	13,136,995	13,184,053

Total	$87,591,942	$92,614,373	$21,135,501	$21,184,082

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

required to sell the securities before recovery of their amortized cost bases. At December 31, 2012 and 2011, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

	Available-for-Sale
	December 31, 2012
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$80,086	$(48)	$—	$—
Mortgage-backed securities	1,173,179	(3,317)	5,616,754	(28,587)

Total	$1,253,265	$(3,365)	$5,616,754	$(28,587)

	Held-to-Maturity
	December 31, 2012
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agencies	$7,491,371	$(7,136)	$—	$—

	Available-for-Sale
	December 31, 2011
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$16,318,462	$(276,468)	$811,211	$(39,226)

As of December 31, 2012, 4 debt securities had been in a loss position for more than twelve months, and 7 debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $61.6 million and $80.0 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits and for other purposes.

Net gains realized on securities available-for-sale were $764 for 2012 and $2,549,963 for 2011. The following chart represents the gross gains and losses for the years 2012 and 2011.

	Gross Gains	Gross Losses	Net Gains (Losses)
2012	$815	$(51)	$764
2011	2,594,409	(44,446)	2,549,963

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2012 and 2011, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	December 31, 2012
	FUSB	ALC	Total
Real estate loans:
Construction, land development and other land loans	$30,635,467	$—	$30,635,467
Secured by 1-4 family residential properties	38,450,086	33,046,633	71,496,719
Secured by multi-family residential properties	24,186,666	—	24,186,666
Secured by non-farm, non-residential properties	129,235,005	—	129,235,005
Other	800,695	—	800,695
Commercial and industrial loans	42,902,633	—	42,902,633
Consumer loans	14,482,753	47,001,622	61,484,375
Other loans	1,036,814	—	1,036,814

Total loans	$281,730,119	$80,048,255	$361,778,374
Less: Unearned interest, fees and deferred cost	173,808	4,926,159	5,099,967
Allowance for loan losses	15,764,847	3,513,410	19,278,257

Net loans	$265,791,464	$71,608,686	$337,400,150

	December 31, 2011
	FUSB	ALC	Total
Real estate loans:
Construction, land development and other land loans	$40,311,327	$—	$40,311,327
Secured by 1-4 family residential properties	43,691,196	40,531,874	84,223,070
Secured by multi-family residential properties	26,721,693	—	26,721,693
Secured by non-farm, non-residential properties	147,517,830	—	147,517,830
Other	820,057	—	820,057
Commercial and industrial loans	43,059,832	—	43,059,832
Consumer loans	18,886,177	45,687,656	64,573,833
Other loans	909,463	—	909,463

Total loans	$321,917,575	$86,219,530	$408,137,105
Less: Unearned interest, fees and deferred cost	277,230	4,508,530	4,785,760
Allowance for loan losses	18,690,699	3,575,980	22,266,679

Net loans	$302,949,646	$78,135,020	$381,084,666

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 70.9% and 73.6% of the portfolio is concentrated in loans secured by real estate for 2012 and 2011, respectively.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, the Bank and ALC, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility, nor do they present other unfavorable features. The amounts of such related party loans and commitments at December 31, 2012 and 2011 were $2,468,563 and $3,036,740, respectively. During the year ended December 31, 2012, new loans to these parties totaled $310,265, and repayments by active related parties were $747,536. Loans totaling $130,904 to parties who were no longer related parties are excluded from these totals. During the year ended December 31, 2011, new loans to these related parties totaled $1,301,901 and payments were $426,665.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Allowance for Loan Losses:

Changes in the allowance for loan losses by reporting segment and portfolio segment were as follows:

	FUSB
	December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$888,927	$16,532,567	$305,701	$684,373	$77,761	$201,370	$18,690,699
Charge-offs	1,277,905	3,394,802	199,261	198,827	16,496	—	5,087,291
Recoveries	155,770	605,862	79,474	24,315	1,693	—	867,114
Provision	1,210,303	472,107	(18,011)	(171,467)	2,763	(201,370)	1,294,325

Ending balance	977,095	14,215,734	167,903	338,394	65,721	—	15,764,847

Ending balance individually evaluated for impairment	406,249	10,817,814	—	—	—	—	11,224,063

Ending balance collectively evaluated for impairment	$570,846	$3,397,920	$167,903	$338,394	$65,721	$—	$4,540,784

Loan receivables:
Ending balance	42,902,633	184,857,833	14,482,753	38,450,086	1,036,814	—	281,730,119

Ending balance individually evaluated for impairment	1,085,444	52,892,613	—	324,513	—	—	54,302,570

Ending balance collectively evaluated for impairment	$41,817,189	$131,965,220	$14,482,753	$38,125,573	$1,036,814	$—	$227,427,549

	ALC
	December 31, 2012
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$—	$—	$2,542,449	$1,033,531	$—	$—	$3,575,980
Charge-offs	—	—	3,249,186	712,769	—	—	3,961,955
Recoveries	—	—	814,875	40,517	—	—	855,392
Provision	—	—	2,624,812	419,181	—	—	3,043,993

Ending balance	—	—	2,732,950	780,460	—	—	3,513,410

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,732,950	$780,460	$—	$—	$3,513,410

Loan receivables:
Ending balance	—	—	47,001,622	33,046,633	—	—	80,048,255

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$47,001,622	$33,046,633	$—	$—	$80,048,255

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	FUSB & ALC
	December 31, 2012
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$888,927	$16,532,567	$2,848,150	$1,717,904	$77,761	$201,370	$22,266,679
Charge-offs	1,277,905	3,394,802	3,448,447	911,596	16,496	—	9,049,246
Recoveries	155,770	605,862	894,349	64,832	1,693	—	1,722,506
Provision	1,210,303	472,107	2,606,801	247,714	2,763	(201,370)	4,338,318

Ending balance	977,095	14,215,734	2,900,853	1,118,854	65,721	—	19,278,257

Ending balance individually evaluated for impairment	406,249	10,817,814	—	—	—	—	11,224,063

Ending balance collectively evaluated for impairment	$570,846	$3,397,920	$2,900,853	$1,118,854	$65,721	$—	$8,054,194

Loan receivables:
Ending balance	42,902,633	184,857,833	61,484,375	71,496,719	1,036,814	—	361,778,374

Ending balance individually evaluated for impairment	1,085,444	52,892,613	—	324,513	—	—	54,302,570

Ending balance collectively evaluated for impairment	$41,817,189	$131,965,220	$61,484,375	$71,172,206	$1,036,814	$—	$307,475,804

	FUSB
	December 31, 2011
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$988,372	$15,205,697	$374,982	$359,001	$98,931	$—	$17,026,983
Charge-offs	407,048	12,915,432	419,889	972,891	3,077	—	14,718,337
Recoveries	152,147	44,702	120,248	172,030	—	—	489,127
Provision	155,456	14,197,600	230,360	1,126,233	(18,093)	201,370	15,892,926

Ending balance	888,927	16,532,567	305,701	684,373	77,761	201,370	$18,690,699

Ending balance individually evaluated for impairment	508,945	10,574,678	—	—	—	—	11,083,623

Ending balance collectively evaluated for impairment	$379,982	$5,957,889	$305,701	$684,373	$77,761	$201,370	$7,607,076

Loan receivables:
Ending balance	43,059,832	215,370,907	18,886,177	43,691,196	909,463	—	321,917,575

Ending balance individually evaluated for impairment	1,602,437	60,126,914	—	186,376	—	—	61,915,727

Ending balance collectively evaluated for impairment	$41,457,395	$155,243,993	$18,886,177	$43,504,820	$909,463	$—	$260,001,848

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	ALC
	December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$—	$—	$2,662,873	$1,246,088	$—	$—	$3,908,961
Charge-offs	—	—	2,993,124	1,049,396	—	—	4,042,520
Recoveries	—	—	707,703	92,634	—	—	800,337
Provision	—	—	2,164,997	744,205	—	—	2,909,202
Ending balance	—	—	2,542,449	1,033,531	—	—	3,575,980

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,542,449	$1,033,531	$—	$—	$3,575,980

Loan receivables:
Ending balance	—	—	45,687,656	40,531,874	—	—	86,219,530

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$45,687,656	$40,531,874	$—	$—	$86,219,530

	FUSB and ALC
	December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$988,372	$15,205,697	$3,037,855	$1,605,089	$98,931	$—	$20,935,944
Charge-offs	407,048	12,915,432	3,413,013	2,022,287	3,077	—	18,760,857
Recoveries	152,147	44,702	827,951	264,664	—	—	1,289,464
Provision	155,456	14,197,600	2,395,357	1,870,438	(18,093)	201,370	18,802,128

Ending balance	888,927	16,532,567	2,848,150	1,717,904	77,761	201,370	22,266,679

Ending balance individually evaluated for impairment	508,945	10,574,678	—	—	—	—	11,083,623

Ending balance collectively evaluated for impairment	$379,982	$5,957,889	$2,848,150	$1,717,904	$77,761	$201,370	$11,183,056

Loan receivables:
Ending balance	43,059,832	215,370,907	64,573,833	84,223,070	909,463	—	408,137,105

Ending balance individually evaluated for impairment	1,602,437	60,126,914	—	186,376	—	—	61,915,727

Ending balance collectively evaluated for impairment	$41,457,395	$155,243,993	$64,573,833	$84,036,694	$909,463	$—	$346,221,378

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

6.	Substandard (Definite Weakness – Loss Unlikely): These are borrowers with defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

7.	Doubtful: Borrowers classified doubtful have all the weaknesses found in substandard borrowers with the added provision that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely. The possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Management has demonstrated a history of failing to live up to agreements, unethical or dishonest business practices and/or conviction on criminal charges.

8.	Loss: Borrowers deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these worthless assets, even though partial recovery may be affected in the future.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2012.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
Loans secured by real estate:
Construction, land development and other land loans	$12,653,641	$1,234,662	$16,747,164	$—	$30,635,467
Secured by 1-4 family residential properties	31,771,715	1,545,964	5,132,407	—	38,450,086
Secured by multi-family residential properties	10,775,803	3,131,842	10,279,021	—	24,186,666
Secured by non-farm, non-residential properties	90,139,196	8,630,041	30,465,768	—	129,235,005
Other	800,695	—	—	—	800,695
Commercial and industrial loans	40,605,959	419,524	1,877,150	—	42,902,633
Consumer loans	13,394,414	187,705	900,634	—	14,482,753
Other loans	1,035,597	—	1,217	—	1,036,814

Total	$201,177,020	$15,149,738	$65,403,361	$—	$281,730,119

	ALC
	Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$32,035,231	$1,011,402	$33,046,633
Consumer loans	46,175,535	826,087	47,001,622

Total	$78,210,766	$1,837,489	$80,048,255

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2011.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
Loans secured by real estate:
Construction, land development and other land loans	$18,047,223	$698,720	$21,326,954	$238,430	$40,311,327
Secured by 1-4 family residential properties	38,573,606	627,236	4,444,734	45,620	43,691,196
Secured by multi-family residential properties	23,837,899	—	2,883,794	—	26,721,693
Secured by non-farm, non-residential properties	105,589,444	11,579,028	30,349,358	—	147,517,830
Other	820,057	—	—	—	820,057
Commercial and industrial loans	39,675,939	844,882	2,497,611	41,400	43,059,832
Consumer loans	17,616,798	382,726	867,671	18,982	18,886,177
Other loans	908,179	100	1,184	—	909,463

Total	$245,069,145	$14,132,692	$62,371,306	$344,432	$321,917,575

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	ALC
	Performing	Nonperforming	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$38,550,041	$1,981,833	$40,531,874
Consumer loans	43,674,948	2,012,708	45,687,656

Total	$82,224,989	$3,994,541	$86,219,530

The following table provides an aging analysis of past due loans by class at December 31, 2012.

	FUSB
	As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Loans secured by real estate:
Construction, land development and other land loans	$456,027	$1,126,467	$10,329,268	$11,911,762	$18,723,705	$30,635,467	$—
Secured by 1-4 family residential properties	1,027,110	571,335	1,106,401	2,704,846	35,745,240	38,450,086	—
Secured by multi-family residential properties	—	—	2,883,794	2,883,794	21,302,872	24,186,666	—
Secured by non-farm, non-residential properties	210,201	32,296	4,929,985	5,172,482	124,062,523	129,235,005	—
Other	—	—	—	—	800,695	800,695	—
Commercial and industrial loans	429,158	58,662	480,198	968,018	41,934,615	42,902,633	—
Consumer loans	406,624	88,639	66,275	561,538	13,921,215	14,482,753	—
Other loans	—	167	—	167	1,036,647	1,036,814	—

Total	$2,529,120	$1,877,566	$19,795,921	$24,202,607	$257,527,512	$281,730,119	$—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

ALC
As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	348,246	172,415	1,074,741	1,595,402	31,451,231	33,046,633	850,704
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	988,897	609,308	1,159,723	2,757,928	44,243,694	47,001,622	719,844
Other loans	—	—	—	—	—	—	—

Total	$1,337,143	$781,723	$2,234,464	$4,353,330	$75,694,925	$80,048,255	$1,570,548

The following table provides an aging analysis of past due loans by class at December 31, 2011.

	FUSB
	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Loans secured by real estate:
Construction, land development and other land loans	$620,706	$2,515,022	$3,005,054	$6,140,782	$34,170,545	$40,311,327	$—
Secured by 1-4 family residential properties	1,358,019	207,899	596,823	2,162,741	41,528,455	43,691,196	38,149
Secured by multi-family residential properties	—	—	2,883,794	2,883,794	23,837,899	26,721,693	—
Secured by non-farm, non- residential properties	1,188,633	92,794	7,650,249	8,931,676	138,586,154	147,517,830	87,466
Other	—	—	—	—	820,057	820,057	—
Commercial and industrial loans	1,077,350	364,558	159,920	1,601,828	41,458,004	43,059,832	13,262
Consumer loans	574,925	104,271	107,589	786,785	18,099,392	18,886,177	71,933
Other loans	2,616	—	12,811	15,427	894,036	909,463	12,811

Total	$4,822,249	$3,284,544	$14,416,240	$22,523,033	$299,394,542	$321,917,575	$223,621

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

ALC
As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	808,187	377,308	1,585,016	2,770,511	37,761,363	40,531,874	1,462,145
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non- residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	941,697	551,356	1,037,646	2,530,699	43,156,957	45,687,656	645,953
Other loans	—	—	—	—	—	—	—

Total	$1,749,884	$928,664	$2,622,662	$5,301,210	$80,918,320	$86,219,530	$2,108,098

The following table provides an analysis of nonaccruing loans by class at December 31, 2012 and 2011.

	Loans on Nonaccrual Status
	December 31, 2012	December 31, 2011
Loans resecured by real estate:
Construction, land development and other land loans	$11,455,735	$3,087,081
Secured by 1-4 family residential properties	2,440,629	1,398,778
Secured by multi-family residential properties	2,883,794	2,883,794
Secured by non-farm, non-residential properties	5,809,282	7,562,784
Commercial and industrial loans	822,271	129,540
Consumer loans	206,619	1,440,337

Total loans	$23,618,330	$16,502,314

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Impaired Loans:

At December 31, 2012, the carrying amount of impaired loans consisted of the following:

	December 31, 2012
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
Loans secured by real estate
Construction, land development and other land loans	$2,644,522	$2,644,522	$—
Secured by 1-4 family residential properties	324,513	324,513	—
Secured by multi-family residential properties	3,027,364	3,027,364	—
Secured by non-farm, non-residential properties	21,470,352	21,470,352	—
Commercial and industrial	655,677	655,677	—

Total loans with no related allowance recorded	$28,122,428	$28,122,428	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$12,658,427	$12,658,427	$7,452,415
Secured by multi-family residential properties	7,251,657	7,251,657	1,865,360
Secured by non-farm, non-residential properties	5,840,291	5,840,291	1,500,039
Commercial and industrial	429,767	429,767	406,249

Total loans with an allowance recorded	$26,180,142	$26,180,142	$11,224,063

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$15,302,949	$15,302,949	$7,452,415
Secured by 1-4 family residential properties	324,513	324,513	—
Secured by multi-family residential properties	10,279,021	10,279,021	1,865,360
Secured by non-farm, non-residential properties	27,310,643	27,310,643	1,500,039
Commercial and industrial	1,085,444	1,085,444	406,249

Total impaired loans	$54,302,570	$54,302,570	$11,224,063

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

The average net investment in impaired loans and interest income recognized and received on impaired loans as of December 31, 2012 and 2011 were as follows:

	December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Loans secured by real estate
Construction, land development and other land loans	$18,282,563	$545,637	$597,586
Secured by 1-4 family residential properties	145,726	9,529	9,196
Secured by multi-family residential properties	4,942,344	483,379	455,125
Secured by non-farm, non-residential properties	29,627,206	1,452,775	1,477,816
Commercial and industrial	1,221,921	37,603	42,492

Total	$54,219,760	$2,528,923	$2,582,215

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Loans secured by real estate
Construction, land development and other land loans	$12,172,751	$649,101	$687,182
Secured by 1–4 family residential properties	37,275	—	—
Secured by multi-family residential properties	3,312,803	—	1,587,278
Secured by non-farm, non-residential properties	32,572,055	1,429,182	—
Commercial and industrial	1,634,368	140,357	141,405

Total	$49,729,252	$2,218,640	$2,415,865

Loans on which the accrual of interest has been discontinued amounted to $23,618,330 and $16,502,314 at December 31, 2012 and 2011, respectively. If interest on those loans had been accrued, such income would have approximated $1,058,377 and $1,459,843 for 2012 and 2011, respectively. Interest income actually recorded on those loans amounted to $157,601 and $35,519 for 2012 and 2011, respectively. Accruing loans past due 90 days or more amounted to $1,570,548 and $2,331,719 for 2012 and 2011, respectively.

Troubled Debt Restructurings:

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are being reported as troubled debt restructurings. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on nonaccrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. Based on the above, the Company had $12,397,049 and $1,821,696 of non-accruing loans that were restructured and remained on nonaccrual status at December 31, 2012 and 2011, respectively. In addition, the Company had $119,020 of restructured loans that were restored to accrual status based on a sustained period of repayment performance at December 31, 2012, compared to $2.5 million at December 31, 2011.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the years ended December 31, 2012 and 2011, as well as the recorded investment and unpaid principal balance as of December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
Loans secured by real estate:
Construction, land development and other land loans	10	$11,267,265	$9,987,874	—	$—	$—
Secured by 1-4 family residential properties	4	595,970	585,841	9	3,181,663	2,488,060
Secured by non-farm, non-residential properties	6	1,810,733	1,586,666	3	2,583,030	1,746,792
Commercial loans	4	379,986	355,688	2	79,853	74,904

Total	24	$14,053,954	$12,516,069	14	$5,844,546	$4,309,756

	December 31, 2012		December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Construction, land development and other land loans	6	$7,061,785	—	$—
Secured by non-farm, non-residential properties	2	433,202	—	—
Commercial	2	68,154	—	—

Total	10	$7,563,141	—	$—

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure, principal reduction or some combination of these concessions. During the years ended December 31, 2012 and 2011, restructured loan modifications of loans secured by real estate, commercial and industrial loans primarily included maturity date extensions and payment schedule modifications.

The change in troubled debt restructuring from December 31, 2012 to December 31, 2011 was as follows:

	December 31, 2012	December 31, 2011	Change
Loans secured by real estate:
Construction, land development and other land loans	$9,987,874	$2,488,060	$7,499,814
Secured by 1-4 family residential properties	585,841	—	585,841
Secured by non-farm, non-residential properties	1,586,666	1,746,792	(160,126)
Commercial and industrial loans	355,688	74,904	280,784

Total	$12,516,069	$4,309,756	$8,206,313

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

All loans $500,000 and over modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses of $6,322,593 and $494,352 for 2012 and 2011, respectively.

5.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity at December 31, 2012 and 2011.

	December 31, 2012
	FUSB	ALC	Total
Beginning balance	$12,606,516	$4,167,910	$16,774,426
Transfers from loans	6,610,933	757,359	7,368,292
Sales proceeds	4,513,997	1,476,503	5,990,500

Gross gains	42,266	62,937	105,203
Gross losses	662,932	725,475	1,388,407

Net losses	620,666	662,538	1,283,204
Impairment	2,993,402	589,194	3,582,596

Ending balance	$11,089,384	$2,197,034	$13,286,418

	December 31, 2011
	FUSB	ALC	Total
Beginning balance	$19,001,769	$6,629,770	$25,631,539
Transfers from loans	4,441,554	1,960,837	6,402,391
Sales proceeds	4,792,032	2,470,796	7,262,828

Gross gains	81,820	57,179	138,999
Gross losses	1,117,456	628,445	1,745,901

Net losses	1,035,636	571,266	1,606,902
Impairment	5,009,139	1,380,635	6,389,774

Ending balance	$12,606,516	$4,167,910	$16,774,426

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

6.	PREMISES AND EQUIPMENT

Premises and equipment and their depreciable lives are summarized as follows:

	2012	2011
Land	$2,003,294	$2,003,294
Premises (40 years)	12,176,139	12,010,845
Furniture, fixtures, and equipment (3-7 years)	12,482,825	12,225,556

Total	26,662,258	26,239,695
Less accumulated depreciation	(17,759,793)	(17,190,394)

Total	$8,902,465	$9,049,301

Depreciation expense of $714,739 and $696,083 was recorded in 2012 and 2011, respectively, on premises and equipment.

7.	GOODWILL AND INTANGIBLE ASSETS

At December 31, 2010, the Company had $4.1 million of goodwill recorded on the consolidated statements of condition. Goodwill is not amortized, but rather is tested by management annually for impairment, or more frequently if triggering events occur and indicate potential impairment, in accordance with ASC Topic 350-20 Goodwill. The Company’s goodwill impairment assessment utilizes the methodology and guidelines established in U.S. GAAP, including assumptions regarding the valuation of Bancshares.

As stated in Note 2, “Summary of Significant Accounting Policies,” the Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Accordingly, at the valuation date of October 31, 2011, the Company tested the goodwill of the reporting unit under Step One, which resulted in an aggregate fair value of $55 million. This figure did not exceed the carrying value of the reporting unit, which was equal to shareholders’ equity of $77.6 million at the date of valuation. Since the fair value of the reporting unit was less than the carrying value, the Company concluded that the goodwill may be impaired, and the Step Two analysis was required to determine the amount of impairment, if any.

As a result, the Company conducted Step Two, which determined the fair value of net assets of the reporting unit to equal $72.1 million. Accordingly, the goodwill was deemed fully impaired as of the measurement date based on the estimated fair value of $55 million for the reporting unit, and, as a result, during fiscal year 2011, an impairment charge of $4.1 million ($3.1 million at the Bank and $1.0 million at Bancshares) was required to adjust the goodwill balance to fair value. The goodwill impairment charge was a non-cash item that did not have an adverse impact on regulatory capital.

8.	INVESTMENT IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures require evaluation as a VIE under ASC Topic 810 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company consolidates one of the funds in which it has a 99.9% limited partnership interest. The resulting financial impact to the Company of the consolidation was a net increase to total assets of approximately $69,845 at December 31, 2012 and $150,000

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

at December 31, 2011. The remaining limited partnership investments are unconsolidated and are accounted for under the cost method as allowed under ASC Topic 325 Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $836,163 recorded investment.

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

The Bank had no remaining cash commitments to these partnerships at December 31, 2012.

Prior to June 30, 2011, the Company consolidated La Vista Foundation I, LP, which is one the affordable housing projects in which the consolidated VIE owns a 9.9% limited partnership interest. The Company was deemed to be the primary beneficiary of La Vista Foundation I, LP because of a $5.0 million mortgage loan payable to the Bank. During the second quarter of 2011, the mortgage loan was refinanced with another financial institution. The Company reassessed whether it was the primary beneficiary of La Vista Foundation I, LP and determined that, as of June 30, 2011, it was not. Thus, effective June 30, 2011, La Vista Foundation I, LP was deconsolidated. This deconsolidation changed noncontrolling interest by $1.4 million, which resulted in an increase in shareholders’ equity of $1.4 million. The impact to the consolidated statements of condition was to decrease total assets by $2.4 million. This included a $7.4 million decrease in premises and equipment and an increase in loans of $5.0 million. There was no gain or loss and, thus, no impact to the Company’s consolidated results of operations. The only indirect retained investment is the 9.9% limited partnership interest held by the consolidated VIE. The deconsolidation did not involve a related party.

9.	DEPOSITS

At December 31, 2012, the scheduled maturities of the Bank’s time deposits were as follows:

2013	$154,246,481
2014	36,536,894
2015	22,676,469
2016	15,185,633
2017 and Thereafter	13,125,973

Total	$241,771,450

At December 31, 2012 and 2011, the Company had brokered certificates of deposit totaling $21,874,393 and $35,325,141, respectively. Deposits from related parties held by the Company amounted to $4,115,773 and $5,034,247 at December 31, 2012 and 2011, respectively.

10.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. There were no amounts outstanding as of December 31, 2012 and 2011. Treasury tax and loan deposits are withdrawal on demand. There was no balance outstanding at December 31, 2012 or 2011.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2012 and 2011 were $638,014 and $355,787, respectively.

At December 31, 2012, the Bank had $17.8 million in available federal fund lines from correspondent banks.

11.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At December 31, 2012, no advances were outstanding, and no assets were pledged. At December 31, 2011, investment securities and mortgage loans amounting to $22,564,364 were pledged to secure these borrowings.

The following summarizes information concerning FHLB advances and other borrowings:

	2012	2011
Balance at year-end	$—	$20,000,000
Average balance during the year	4,918,032	23,369,863
Maximum month-end balance during the year	20,000,000	30,000,000
Average rate paid during the year	2.30%	3.21%
Weighted average remaining maturity	—	1.25 years

There were no FHLB advances outstanding at December 31, 2012. Interest rates on FHLB advances ranged from 1.99% to 2.35% at December 31, 2011.

At December 31, 2012, the Bank had $170.1 million in available credit from the FHLB.

12.	INCOME TAXES

The Company files a consolidated income tax return with the federal government and the State of Alabama. ALC files a Mississippi state income tax return related to operations from its Mississippi branches. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it files for the years ended December 31, 2010 through 2012.

As of December 31, 2012, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2012. As of December 31, 2012, the Company had accrued no interest and no penalties related to uncertain tax positions.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The consolidated provisions for and (benefits from) income taxes for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Federal
Current	$(380,519)	$(2,768,621)
Deferred	829,687	(2,212,325)

	449,168	(4,980,946)
State
Current	126,183	(525,015)
Deferred	169,644	(452,347)

	295,827	(977,362)

Total	$744,995	$(5,958,308)

The consolidated tax benefit differed from the amount computed by applying the federal statutory income tax rate of 34% as follows:

	2012	2011
Income tax expense at federal statutory rate	$999,663	$(5,111,566)
Increase (decrease) resulting from:
Tax-exempt interest	(374,983)	(406,292)
State income tax expense, net of federal income tax benefit	102,133	(645,059)
Other	18,182	204,609

Total	$744,995	$(5,958,308)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	2012	2011
Deferred tax assets:
Allowance for loan losses	$7,321,332	$8,461,338
Accrued vacation	68,833	59,821
Deferred compensation	1,543,376	1,405,533
Deferred commissions and fees	419,710	427,927
Goodwill amortization	147,285	190,393
Impairment OREO	2,254,149	2,451,955
State NOL carryover	205,227	—
Federal AMT & general business credits carryover	155,198	—
Other	43,112	44,265

Total gross deferred tax assets	12,158,222	13,041,232
Deferred tax liabilities:
Premises and equipment	308,064	328,771
Unrealized gain on securities available-for-sale	1,883,412	1,802,802
Other	438,167	487,018

Total gross deferred tax liabilities	2,629,643	2,618,591

Net deferred tax asset, included in other assets	$9,528,579	$10,422,641

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The Company is currently in a three-year cumulative loss position, which represents negative evidence. Of the $9.5 million net deferred tax asset, $7.3 million relates to the provision for loan losses, $2.3 million relates to impairment of OREO and $1.5 million resulted from deferred compensation.

At December 31, 2012, positive evidence supporting the realization of the deferred tax asset includes a strong earnings history, exclusive of the loss that created the future deductible amount, coupled with evidence indicating that the loss is an aberration rather than a continuing condition. The Company has a strong capital position and a history of significant pre-tax earnings. The Company believes that, as of year-end 2012, impaired loans have been identified and adequately reserved, and management has projected future income over the next five years, although there can be no assurance that such income will be realized due to unanticipated changes in economic and competitive factors. The Company has strong earnings exclusive of loan loss provisions and other real estate write-downs, which created the most significant portion of the deferred asset. These provisions and write-downs resulted primarily from one type of loan – real estate development. Management has assessed the risk in the remaining development portfolio, and, although there can be no assurance that such income will be realized due to unanticipated changes in economic and competitive factors, management has projected taxable income over the next five years, resulting from reduced provisions for loan losses and write-downs of OREO. Except in unusual circumstances, the Company no longer invests in these types of loans.

Along with the taxable income in 2012, the Company has projected future taxable income over the next five tax years, although there can be no assurance that such income will be realized due to unanticipated changes in economic and competitive factors. Further positive evidence includes the Company’s strong capital position and history of significant pre-tax earnings, which the Company believes outweighs the negative evidence of recent pre-tax losses. Accordingly, a valuation allowance has not been established as of December 31, 2012.

13.	EMPLOYEE BENEFIT PLANS

The Company sponsors a combined 401(k) and employee stock ownership plan, the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions) (the “401(k) Plan”). The 401(k) Plan allows participants to defer up to 15% of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2012, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. In 2011, the Company also made discretionary contributions on behalf of participants in the form of a match that was equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2012. The Company’s matching contributions to the 401(k) Plan totaled $297,728 and $427,291 in 2012 and 2011, respectively.

Participants can elect to invest all or a portion of their assets in the 401(k) Plan in the form of Company stock. The 401(k) Plan held 335,349 and 343,952 shares of Company stock at December 31, 2012 and 2011, respectively. These shares are allocated to participants in the 401(k) Plan and, accordingly, are included in the earnings per share calculations.

14.	LONG-TERM INCENTIVE COMPENSATION PLAN

The Bank has entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers, which is included in other liabilities, was $3,370,972 and $3,069,704 as of December 31, 2012 and 2011, respectively.

Non-employee directors may elect to defer payment of all or any portion of their First United Security Bank director fees under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”), and, beginning on January 1, 2012, all United Security Bancshares, Inc. director fees are deferred under the Deferral Plan. The Deferral Plan, which was ratified by shareholders at the annual meeting held on May 11, 2004, permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock.

Neither the Company nor the Bank makes any contribution to participants’ accounts under the Deferral Plan.

While not required by the Deferral Plan, the Company established a grantor trust (Rabbi Trust) as an instrument to fund the stock portion of the Deferral Plan. At December 31, 2012 and 2011, the grantor trust held 18,170 and 21,055 shares, respectively, of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation, which is included in other liabilities, was $618,546 and $557,068 as of December 31, 2012 and 2011, respectively.

15.	SHAREHOLDERS’ EQUITY

Dividends are paid at the discretion of the Company’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are the Company’s primary source of funds for the payment of dividends to shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state regulatory agencies have the authority to prevent the Company from paying a dividend to shareholders. The Company has not paid a dividend to its shareholders since the first quarter of 2011 due to substantial net losses at the Bank, and the Company can make no assurances that it will be able or permitted to pay dividends in the future.

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items. The Company’s regulators also have imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I Capital to average total assets (as defined in the regulations). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of December 31, 2012 and 2011, the Company met all capital adequacy requirements imposed by its regulators.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s categorization. The Bank was categorized as “well-capitalized” as of December 31, 2011, as well.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Actual capital amounts and ratios as of December 31, 2012 and 2011, for the Company and the Bank were as follows:

	2012
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$63,957	17.05%	$30,008	8.00%	N/A	N/A
First United Security Bank	64,422	17.17%	30,008	8.00%	$37,510	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	59,088	15.75%	15,004	4.00%	N/A	N/A
First United Security Bank	59,553	15.88%	15,004	4.00%	22,506	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	59,088	10.51%	16,873	3.00%	N/A	N/A
First United Security Bank	59,553	10.60%	16,862	3.00%	28,104	5.00%

	2011
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$63,198	14.69%	$34,415	8.00%	N/A	N/A
First United Security Bank	63,321	14.72%	34,409	8.00%	$43,011	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	57,612	13.39%	17,207	4.00%	N/A	N/A
First United Security Bank	57,805	13.44%	17,205	4.00%	25,807	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	57,612	9.19%	18,804	3.00%	N/A	N/A
First United Security Bank	57,805	9.24%	18,759	3.00%	31,265	5.00%

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

16.	SEGMENT REPORTING

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

The results for the two reportable segments of the Company are included in the following table:

	2012
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$24,109	$18,503	$19	$(3,878)	$38,753
Total interest expense	4,575	3,859	—	(3,878)	4,556

Net interest income	19,534	14,644	19	—	34,197
Provision for loan losses	1,294	3,044	—	—	4,338

Net interest income after provision	18,240	11,600	19	—	29,859
Total non-interest income	3,967	1,414	956	(772)	5,565
Total non-interest expense	21,368	10,734	1,154	(772)	32,484

Income (loss) before income taxes	839	2,280	(179)	—	2,940
(Benefit from) provision for income taxes	(145)	884	6	—	745

Net income (loss)	$984	$1,396	$(185)	—	$2,195

Other significant items:
Total assets	$557,374	$79,090	$74,958	$(144,289)	$567,133
Total investment securities	113,670	—	80	—	113,750
Total loans, net	329,425	71,609	—	(63,634)	337,400
Investment in subsidiaries	784	—	69,757	(70,536)	5
Fixed asset addition	314	258	—	—	572
Depreciation and amortization expense	562	153	—	—	715
Total interest income from external customers	20,250	18,503	—	—	38,753
Total interest income from affiliates	3,858	—	19	(3,877)	—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2011
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$28,939	$18,525	$60	$(5,178)	$42,346
Total interest expense	7,074	5,122	—	(5,178)	7,018

Net interest income	21,865	13,403	60	—	35,328
Provision for loan losses	15,893	2,909	—	—	18,802

Net interest income after provision	5,972	10,494	60	—	16,526
Total non-interest income	6,896	1,565	1,003	(736)	8,728
Total non-interest expense	27,651	11,104	2,269	(736)	40,288

Income (loss) before income taxes	(14,783)	955	(1,206)	—	(15,034)
(Benefit from) provision for income taxes	(6,342)	375	9	—	(5,958)

Net income (loss)	(8,441)	580	(1,215)	—	(9,076)

Less: Net loss attributable to noncontrolling interest	—	—	(1)	—	(1)

Net income (loss) attributable to USBI	$(8,441)	$580	$(1,214)	$—	$(9,075)

Other significant items:
Total assets	$609,943	$85,510	$72,445	$(146,088)	$621,810
Total investment securities	123,265	—	75	—	123,340
Total loans, net	375,718	78,135	—	(72,768)	381,085
Goodwill	—	—	—	—	—
Investment in subsidiaries	1,326	—	67,059	(68,380)	5
Fixed asset addition	333	168	—	—	501
Depreciation and amortization expense	563	133	—	—	696
Total interest income from external customers	23,816	18,525	5	—	42,346
Total interest income from affiliates	5,123	—	55	(5,178)	—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

17.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2012 and 2011 consisted of the following:

	2012	2011
Legal, accounting and other professional fees	$1,361,529	$1,428,998
Postage, stationery and supplies	859,070	894,125
Telephone/data communication	630,962	685,493
FDIC insurance assessments	786,835	835,275
Other	6,197,797	6,653,617

Total	$9,836,193	$10,497,508

18.	OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and also month-to-month rental agreements.

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2012:

Year ending December 31,
2013	$351,610
2014	290,780
2015	200,733
2016	94,280
2017	54,480
2018	28,880

Total rental expense under all operating leases was $667,909 and $634,375 in 2012 and 2011, respectively.

19.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2012 and 2011, there were no credit losses associated with derivative contracts.

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

	December 31,
	2012	2011
	(Dollars in Thousands)
Standby Letters of Credit	$1,092	$1,172
Commitments to Extend Credit	$32,123	$45,736

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at December 31, 2012 was $1.1 million, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At December 31, 2012, there were no outstanding commitments to purchase or sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC (“Graves Automotive”), Malcomb Graves and Tina Graves filed a lawsuit in the Circuit Court of Shelby County, Alabama against the Company, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, was named as a co-defendant, and ALC and the Bank filed a crossclaim against him seeking, among other relief, defense and indemnification for any damages suffered in the underlying lawsuit. The underlying complaint alleged that the defendants committed fraud in misrepresenting to Graves Automotive the amounts that Graves Automotive owed on certain loans and failing to credit Graves Automotive properly for certain loans. The defendants moved to compel arbitration, and the trial court denied the defendants’ motion. The defendants appealed this decision, and, on September 29, 2010, the Alabama Supreme Court affirmed the trial court’s denial of defendants’ motion. Following the return of the case to the active docket, on November 30, 2010, ALC and the Bank moved to dismiss the lawsuit. In response to this motion to dismiss, on June 15, 2011, the Circuit Court dismissed all claims against the Company, the Bank and their respective directors and officers and all claims that were brought by Malcomb Graves and Tina Graves in their individual capacities. The Circuit Court also dismissed Graves Automotive’s claims for conversion and negligent supervision against ALC and ordered

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Graves Automotive to re-plead its fraud allegations against ALC with more particularity. On September 15, 2011, Graves Automotive filed a third amended complaint in response to the Circuit Court’s June 15, 2011 order. In its third amended complaint, Graves Automotive asserted claims against ALC for breach of contract, fraud, unjust enrichment and conversion. ALC moved to dismiss the third amended complaint on many of the same grounds as set forth in its previous motion to dismiss. On October 13, 2011, the Circuit Court dismissed Graves Automotive’s conversion claim and again ordered Graves Automotive to re-plead its fraud claims with more particularity, this time within 60 days. On December 12, 2011, Graves Automotive filed its fourth amended complaint, this time asserting only two counts, breach of contract and unjust enrichment. Despite removing the fraud claims, the fourth amended complaint still requested punitive damages. On January 11, 2012, ALC filed a motion to dismiss the fourth amended complaint and to strike Graves Automotive’s request for punitive damages. This motion was heard on November 27, 2012, and the Circuit Court struck the punitive damages claim but allowed the breach of contract and unjust enrichment claims to go forward. ALC continues to deny the allegations against it in the underlying lawsuit with respect to the remaining claims and intends to vigorously defend itself in this matter. Given the lack of discovery conducted, it is too early to assess the likelihood of a resolution of the remaining claims in this matter or the possibility of an unfavorable outcome.

On February 17, 2011, Wayne Allen Russell, Jr. filed a lawsuit in the Circuit Court of Tuscaloosa County, Alabama against the Bank and Bill Morgan, who currently serves as the Bank’s Business Development Officer. The allegations in the lawsuit relate to a mortgage on a parcel of real estate, executed by Mr. Russell in favor of the Bank as security for a loan, and certain related transactions, including foreclosure proceedings executed by the Bank. Additionally, on June 17, 2011, Mr. Russell’s wife, Rebecca Russell, in response to a lawsuit filed against Mrs. Russell by the Bank, filed a counterclaim against the Bank seeking compensatory and punitive damages, asserting that she was induced to mortgage a rental dwelling owned by her, the proceeds of which were paid upon certain obligations owed to the Bank by her husband, and that the Bank had orally agreed to refinance her loan as a part of an alleged refinancing promise by the Bank with respect to the obligations of Mr. Russell. On October 29, 2012, the Court granted summary judgment in favor of the Bank and Mr. Morgan with respect to all claims asserted in the consolidated lawsuits, and a subsequent motion to alter, amend or vacate filed by Mr. and Mrs. Russell was denied by operation of law. On March 25, 2013, Mr. and Mrs. Russell filed a Notice of Appeal to the Supreme Court of Alabama. Although the ultimate outcome of this matter remains unknown, the Bank believes that it should prevail on appeal, that the granting of summary judgment by the lower court will be upheld and that any contrary result would not have a material adverse effect on Bancshares’ consolidated financial statements or results of operations.

On or about June 1, 2012, a former employee filed a complaint against the Bank with the Occupational Safety and Health Administration (“OSHA”) alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act, 18 U.S.C. § 1514A, and Section 1057 of the Consumer Financial Protection Act, 12 U.S.C. § 5567 in connection with his separation from the Bank in April 2012. Based on its investigation, OSHA concluded it had no reasonable cause to believe the statutes were violated. As is his right, however, the former employee has timely requested a hearing before an Administrative Law Judge and filed an amended complaint in that forum. Going forward, the case will be litigated in much the same way as a lawsuit filed in state or federal court would be. The Bank believes that the complaint is wholly without merit and that it will be able to demonstrate several meritorious defenses. However, it is too early to assess the likelihood of a resolution of this matter or the possibility of an unfavorable outcome.

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

The following is a description of the valuation methodologies used for instruments measured at fair value and recognized in the accompanying consolidated statements of financial condition, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Impaired Loans

Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Bank’s management related to values of properties in the Bank’s market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

Foreclosed Assets

Estimates of fair values are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Bank’s senior lending officers related to values of properties in the Bank’s market areas. These officers take into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, the fair values estimates for foreclosed real estate are classified as Level 3.

Financial assets measured at fair value on a recurring basis at December 31, 2012 and 2011 are summarized below.

	Fair Value Measurements at December 31, 2012 Using
	Totals At December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$77,553,449	$—	$77,553,449	$—
Obligations of states, counties and political subdivisions	14,980,886	—	14,980,886	—
U.S. treasury securities	80,038	—	80,038	—

	Fair Value Measurements at December 31, 2011 Using
	Totals At December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$99,690,924	$—	$99,690,924	$—
Obligations of states, counties and political subdivisions	15,885,161	—	15,885,161	—
Obligations of U.S. government sponsored agencies	6,508,777	—	6,508,777	—
U.S. treasury securities	75,352	—	75,352	—
Equity securities	10,284	10,284	—	—

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the years ended December 31, 2012 or 2011. Trading account assets and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

Financial assets measured at fair value on a nonrecurring basis at December 31, 2012 and 2011 are summarized below.

	Fair Value Measurements at December 31, 2012 Using
	Totals At December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$14,956,079	$—	$—	$14,956,079
Foreclosed property and other real estate	11,367,883	—	—	11,367,883

	Fair Value Measurements at December 31, 2011 Using
	Totals At December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$16,245,779	$—	$—	$16,245,779
Foreclosed property and other real estate	19,273,673	—	—	19,273,673

The Company is required to measure certain assets at fair value on a nonrecurring basis, including impaired loans. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. When an impaired loan is determined to be collateral dependent, the fair value is determined through the utilization of a third-party appraisal. It is the policy of the Company to update appraisals every 18-24 months. The types of collateral influence the frequency of obtaining updated appraisals. Management knows the market trends of collateral values well and monitors trends in sales and valuations in all of the various categories of collateral. These trends influence how often new appraisals are obtained within the 18-24 month timeframe. For example, a significant number of currently impaired loans are collateralized by residential subdivision lots. The values of this type of collateral have been volatile in recent years, and, therefore, appraisals are generally updated at the lower end of the timeframe (i.e., closer to 18 months), while timberland appraisals would be updated closer to the end of the timeframe (i.e., closer to 24 months), as these values have remained more stable. Any observed trend indicating reduced valuations would require updated appraisals. Based on experience, current appraisals are discounted 9% for estimated costs associated with foreclosures and costs to sell. If a loan is evaluated for impairment under ASC Topic 310-10-35 Accounting by Creditors for Impairment of a Loan, and the appraisal is outdated, a new appraisal is ordered. If the new appraisal is not received in sufficient time to assess any required impairment to meet SEC filing deadlines or other financial reporting obligations, the old appraisal may be discounted to reflect values observed in similar properties. These discounts have ranged from 20% to 30%. These discounts are based on the most recent valuation/appraisal information available related to that particular type of loan/

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

collateral. After the new appraisal is obtained, the analysis is updated to reflect the new valuation. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $14,956,079 and $16,245,779 as of December 31, 2012 and 2011, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

During 2012, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $2,097,440 and $5,115,994 (utilizing Level 3 valuation inputs) as of December 31, 2012 and 2011, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company has recognized charge-offs of the allowance for possible loan losses totaling approximately $407,043 in 2012, and $2,514,983 in 2011. Foreclosed assets totaling $9,270,443 were remeasured at fair value in 2012, resulting in impairment loss of $3,582,596 on other real estate owned. Foreclosed assets remeasured at fair value subsequent to initial recognition during 2011 totaled $14,157,679, resulting in impairment loss of $6,389,774.

The following table presents detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2012. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input, as well as the weighted average within the range utilized at December 31, 2012, are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2012	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted- Average)
Nonrecurring fair value measurements:
Impaired loans	$14,956,079	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal compatibility adjustment (discount)	9%—30% (11.7%)
Foreclosed property and other real estate	$11,367,883	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal compatibility adjustment (discount)	9%—10% (9.4%)

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Financial Instruments

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

Short-term borrowings: These borrowings may consist of federal funds purchased, securities sold under agreements to repurchase and the floating rate borrowings from the FHLB account. Due to the short-term nature of these borrowings, fair values approximate carrying values.

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2012.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments were as follows:

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$54,126	$54,126	$54,126	$—	$—
Investment securities available-for-sale	92,614	92,614	—	92,614	—
Investment securities held-to-maturity	21,136	21,136	—	21,136	—
Federal funds sold	5,000	5,000	5,000	—	—
Federal Home Loan Bank stock	936	936	—	936	—
Loans, net of allowance for loan losses	337,400	339,230	—	—	339,230
Liabilities:
Deposits	489,034	490,596	—	490,596	—
Short-term borrowings	638	638	—	638	—

	December 31, 2011
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$52,797	$52,797	$52,797	$—	$—
Investment securities available-for-sale	122,170	122,170	—	122,170	—
Investment securities held-to-maturity	1,170	1,170	—	1,170	—
Federal Home Loan Bank stock	2,861	2,861	—	2,861	—
Loans, net of allowance for loan losses	381,085	383,879	—	—	383,879
Liabilities:
Deposits	527,073	528,741	—	528,741	—
Short-term borrowings	356	356	—	356	—
Long-term debt	20,000	20,383	—	20,383	—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

21.	UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Condition

	Year-Ended December 31,
	2012	2011
ASSETS:
Cash on deposit	$83,329	$291,113
Investment in subsidiaries	69,112,612	66,400,536
Investment securities available-for-sale	—	—
Other assets	1	1

TOTAL ASSETS	$69,195,942	$66,691,650

LIABILITIES:
Other liabilities	$548,603	$484,352
SHAREHOLDERS’ EQUITY	68,647,338	66,207,298

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$69,195,942	$66,691,650

Statements of Income

	Year-Ended December 31,
	2012	2011
INCOME
Dividend income, First United Security Bank	$—	$391,272
Interest income	—	3,231
Investment securities gains, net	—	78,607

Total income	$—	$473,110
EXPENSE	382,556	1,451,865

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARIES	(382,556)	(978,755)
EQUITY IN (DISTRIBUTIONS IN EXCESS OF) UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARIES	2,577,746	(8,096,955)

NET INCOME (LOSS)	$2,195,189	$(9,075,710)

Less: Net loss attributable to noncontrolling interest	(165)	(763)

NET INCOME (LOSS) ATTRIBUTABLE TO USBI	$2,195,354	$(9,074,947)

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Statements of Cash Flows

	Year-Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to USBI	$2,195,354	$(9,074,947)
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income (loss) of subsidiaries	(2,577,911)	8,096,192
Gain on sale of securities, net	—	(78,607)
Decrease in other assets	—	987,342
Increase in other liabilities	64,250	71,900

Net cash (used in) provided by operating activities	(318,307)	1,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary	—	—
Proceeds from sales of investment securities, available for sale	—	201,287

Net cash provided by investing activities	—	201,287

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock award under employment contract	25,902	25,350
Cash dividends paid	—	(241,272)
Treasury stock reissued	84,621	—

Net cash provided by (used in) financing activities	110,523	(215,922)

DECREASE IN CASH	(207,784)	(12,755)
CASH AT BEGINNING OF YEAR	291,113	303,868

CASH AT END OF YEAR	$83,329	$291,113

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

22.	QUARTERLY DATA (UNAUDITED)

	Year-Ended December 31,
	2012				2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Interest income	$9,667	$9,328	$9,748	$10,010	$10,596	$10,699	$10,607	$10,444
Interest expense	888	1,031	1,177	1,460	1,645	1,727	1,779	1,867

Net interest income	8,779	8,297	8,571	8,550	8,951	8,972	8,828	8,577
Provision for loan losses	1,163	492	468	2,215	13,626	2,262	1,609	1,305

Net interest income (loss), after provision for loan losses	7,616	7,805	8,103	6,335	(4,675)	6,710	7,219	7,272
Non-interest:
Income	1,507	1,453	1,331	1,274	3,748	1,595	2,196	1,189
Expense	7,652	7,562	7,442	9,828	14,109	10,593	8,151	7,435

Income (loss) before income taxes	1,471	1,696	1,992	(2,219)	(15,036)	(2,288)	1,264	1,026
(Benefits from) provision for income taxes	588	517	622	(982)	(5,547)	(979)	361	207

Net income (loss) after taxes	883	1,179	1,370	(1,237)	(9,489)	(1,309)	903	819

Less: Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(1)	—

Net income (loss) attributable to USBI after taxes	$883	$1,179	$1,370	$(1,237)	$(9,489)	$(1,309)	$904	$819

Earnings (losses) per common share:
Basic and diluted earnings (losses) attributable to USBI	$0.15	$0.20	$0.23	$(0.21)	$(1.58)	$(0.22)	$0.15	$0.14

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

The management of Bancshares carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2012, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, Bancshares’ management concluded, as of December 31, 2012, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 46 and is incorporated herein by reference.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements of Bancshares and its subsidiaries, included herein in Part II, Item 8 of this Annual Report on Form 10-K, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC;

Consolidated Statements of Condition – December 31, 2012 and 2011;

Consolidated Statements of Operations – Years Ended December 31, 2012 and 2011;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2012 and 2011;

Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2012 and 2011;

Consolidated Statements of Cash Flows – Years Ended December 31, 2012 and 2011; and

Notes to Consolidated Financial Statements – Years Ended December 31, 2012 and 2011.

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item above.

(a)(3)&(b) Exhibits.

The exhibits listed on the Exhibit Index beginning on page 103 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2013.

UNITED SECURITY BANCSHARES, INC.

By:	/s/ James F. House
James F. House
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House James F. House	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2013

/s/ Robert Steen Robert Steen	Vice President, Treasurer, Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer, Principal Accounting Officer)	March 28, 2013

/s/ Andrew C. Bearden, Jr. Andrew C. Bearden, Jr.	Director	March 28, 2013

/s/ Linda H. Breedlove Linda H. Breedlove	Director	March 28, 2013

/s/ Gerald P. Corgill Gerald P. Corgill	Director	March 28, 2013

/s/ John C. Gordon John C. Gordon	Director	March 28, 2013

/s/ William G. Harrison William G. Harrison	Director	March 28, 2013

/s/ Hardie B. Kimbrough Hardie B. Kimbrough	Director	March 28, 2013

/s/ J. Lee McPhearson J. Lee McPhearson	Director	March 28, 2013

Signature	Title	Date

/s/ Jack W. Meigs Jack W. Meigs	Director	March 28, 2013

/s/ A.J. Strickland, III A.J. Strickland, III	Director	March 28, 2013

/s/ Howard M. Whitted Howard M. Whitted	Director	March 28, 2013

/s/ Bruce N. Wilson Bruce N. Wilson	Director	March 28, 2013

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description
3.1	Certificate of Incorporation of Bancshares, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of Bancshares, incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on August 29, 2007.

3.2A	First Amendment to the Bylaws of Bancshares, incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on February 24, 2012.

10.1	Executive Employment Agreement, dated November 7, 2011, between Bancshares, First United Security and James F. House, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2011.*

10.1A	Amendment One to Executive Employment Agreement, dated November 7, 2011, between Bancshares, First United Security and James F. House, dated November 19, 2012.*

10.2	Form of Director Indemnification Agreement between Bancshares and its directors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2009.*

10.3	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Dan Barlow, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.3A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Dan Barlow dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.4	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with William D. Morgan, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.4A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for William D. Morgan dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.5	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Terry Phillips, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.5A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Terry Phillips dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.5B	Second Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Terry Phillips dated June 30, 2011, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2011.*

10.6	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Larry Sellers, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.6A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Larry Sellers dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.7	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Robert Steen, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

Exhibit No.	Description
10.7A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Robert Steen dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.8	First United Security Bank Director Retirement Agreement dated October 14, 2002, with Dan R. Barlow, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.8A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 14, 2002 for Dan R. Barlow dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.9	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.9A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Linda H. Breedlove dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.10	First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.10A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 21, 2002 for Gerald P. Corgill dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.11	First United Security Bank Director Retirement Agreement dated October 16, 2002, with Wayne C. Curtis, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.11A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for Wayne C. Curtis dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.12	First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.12A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for John C. Gordon dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.13	First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

10.13A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for William G. Harrison dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.14	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Hardie B. Kimbrough, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.14A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Hardie B. Kimbrough dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

Exhibit No.	Description
10.15	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.15A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Jack Meigs dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.16	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Ray Sheffield, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.16A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Ray Sheffield dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.17	First United Security Bank Director Retirement Agreement dated October 16, 2002, with J. C. Stanley, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.17A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17 (sic), 2002 for J.C. Stanley dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.18	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.18A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Howard M. Whitted dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.19	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.19A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Bruce N. Wilson dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.20	First United Security Bank Director Retirement Agreement dated November 17, 2011, with Andrew C. Bearden, Jr., incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2011.*

10.21	First United Security Bank Director Retirement Agreement dated November 30, 2011, with J. Lee McPhearson, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2011.*

10.22	United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.*

10.22A	Amendment One to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 18, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.22B	Amendment Two to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 30, 2010, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2010 (as originally filed on March 15, 2011).*

Exhibit No.	Description
10.23	United Security Bancshares, Inc. Summary of Directors’ Fees.*

14	United Security Bancshares, Inc. Code of Business Conduct and Ethics, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of United Security Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

*	Indicates a management contract or compensatory plan or arrangement.