Form 10-Q
period 2013-03-31
UNITED SECURITY BANCSHARES INC
filed 2013-05-10
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2013
Common Stock, $0.01 par value	6,023,622 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. and its subsidiaries (the “Company” or “USBI”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012. Specifically, with respect to statements relating to loan demand, growth and earnings potential and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands of Dollars, Except Per Share Data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and Due from Banks	$9,364	$12,181
Interest-Bearing Deposits in Other Banks	59,235	41,945

Total Cash and Cash Equivalents	68,599	54,126
Federal Funds Sold	5,000	5,000
Investment Securities Available-for-Sale, at fair value	92,396	92,614
Investment Securities Held-to-Maturity, at amortized cost	26,166	21,136
Federal Home Loan Bank Stock, at cost	681	936
Loans, net of allowance for loan losses of $16,793 and $19,278, respectively	321,007	337,400
Premises and Equipment, net	8,784	8,903
Cash Surrender Value of Bank-Owned Life Insurance	13,392	13,303
Accrued Interest Receivable	2,701	3,101
Investment in Limited Partnerships	836	836
Other Real Estate Owned	12,382	13,286
Other Assets	12,695	16,492

Total Assets	$564,639	$567,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$486,782	$489,034
Accrued Interest Expense	291	413
Other Liabilities	8,165	8,401
Short-Term Borrowings	399	638

Total Liabilities	495,637	498,486

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,327,560 shares issued; 6,023,622 shares outstanding	73	73
Surplus	9,284	9,284
Accumulated Other Comprehensive Income, net of tax	2,608	3,139
Retained Earnings	78,173	77,287
Less Treasury Stock: 1,303,938 shares at cost	(21,123)	(21,123)
Noncontrolling Interest	(13)	(13)

Total Shareholders’ Equity	69,002	68,647

Total Liabilities and Shareholders’ Equity	$564,639	$567,133

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$7,910	$9,083
Interest on Investment Securities	684	927

Total Interest Income	8,594	10,010
INTEREST EXPENSE:
Interest on Deposits	787	1,375
Interest on Borrowings	2	85

Total Interest Expense	789	1,460

NET INTEREST INCOME	7,805	8,550
PROVISION FOR LOAN LOSSES	506	2,215

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,299	6,335
NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	590	628
Credit Life Insurance Income	110	119
Other Income	923	527

Total Non-Interest Income	1,623	1,274
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	4,012	3,764
Occupancy Expense	461	447
Furniture and Equipment Expense	283	310
Impairment on Other Real Estate	197	2,834
Loss on Sale of Other Real Estate	445	194
Other Expense	2,294	2,279

Total Non-Interest Expense	7,692	9,828

INCOME (LOSS) BEFORE INCOME TAXES	1,230	(2,219)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	344	(982)

NET INCOME (LOSS)	$886	$(1,237)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.15	$(0.21)

DIVIDENDS PER SHARE	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands of Dollars)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Net income (loss)	$886	$(1,237)

Other comprehensive income (loss):
Change in unrealized holding losses on available-for-sale securities arising during period, net of tax (benefit) of $(319) and $95, respectively	(532)	(68)

Other comprehensive loss	(532)	(68)

Total comprehensive income (loss)	$354	$(1,305)

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$886	$(1,237)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	165	180
Amortization of premiums and discounts, net	271	315
Provision for loan losses	506	2,215
Impairment of OREO	197	2,834
Loss on sale of OREO	445	194
Net other operating activities	4,064	85

Total adjustments	5,648	5,823

Net cash provided by operating activities	6,534	4,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities, available-for-sale	10,945	13,091
Proceeds from maturities and prepayments of investment securities, held-to-maturity	8,166	1,170
Proceeds from redemption of FHLB stock	256	—
Proceeds from the sale of other real estate	734	1,256
Purchase of premises and equipment, net	(40)	(212)
Purchase of investment securities available-for-sale	(11,851)	(4,993)
Purchase of investment securities held-to-maturity	(13,196)	(5,161)
Net change in loan portfolio	15,415	10,877

Net cash provided by investing activities	10,429	16,028

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in customer deposits	(2,251)	6,587
Decrease in borrowings	(239)	(10,131)
Purchase of treasury stock	—	59

Net cash used in financing activities	(2,490)	(3,485)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,473	17,129

CASH AND CASH EQUIVALENTS, beginning of period	54,126	52,797

CASH AND CASH EQUIVALENTS, end of period	$68,599	$69,926

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$1,288	$1,575
Income Taxes	6	70
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$472	$2,143

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2013. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In preparing the unaudited interim condensed consolidated financial statements, management evaluated subsequent events through the date on which the unaudited interim condensed consolidated financial statements were issued.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance, which involves disclosure only, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, which updated ASC Topic 220, Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012 and interim periods within those annual periods. ASU No. 2013-02 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. NET INCOME (LOSS)

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares during the three-month periods ended March 31, 2013 and 2012. Diluted net income (loss) per share for the three-month periods ended March 31, 2013 and 2012 is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. There were no outstanding potentially dilutive instruments during the periods ended March 31, 2013 or 2012, and, therefore, basic and diluted weighted average shares outstanding were the same.

The following table represents the basic and diluted net income (loss) per share calculations for the three-month periods ended March 31, 2013 and 2012 (in thousands of dollars, except per share data):

For the Three Months Ended:	Net Income (Loss)	Weighted Average Shares Outstanding	Basic and Diluted Net Income (Loss) Per Share
March 31, 2013	$886	6,023,622	$0.15
March 31, 2012	$(1,237)	6,017,088	$(0.21)

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include exchange traded equities. Level 2 securities include U.S. treasury and agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Foreclosed Assets

Estimates of fair values are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Bank’s senior lending officers related to values of properties in the Bank’s market areas. These officers take into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, the fair value estimates for foreclosed real estate are classified as Level 3.

Financial assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 is summarized below.

	Fair Value Measurements at March 31, 2013 Using
	Totals At March 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands of Dollars)
Mortgage-backed securities	$78,284	$—	$78,284	$—
Obligations of states, counties and political subdivisions	14,032	—	14,032	—
U.S. treasury securities	80	—	80	—

	Fair Value Measurements at December 31, 2012 Using
	Totals At December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands of Dollars)
Mortgage-backed securities	$77,553	$—	$77,553	$—
Obligations of states, counties and political subdivisions	14,981	—	14,981	—
U.S. treasury securities	80	—	80	—

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the quarter ended March 31, 2013 or the year ended December 31, 2012. Trading account assets and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

Financial assets measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012 is summarized below.

	Fair Value Measurements at March 31, 2013 Using
	Totals At March 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands of Dollars)
Impaired loans	$13,578	$—	$—	$13,578
Foreclosed property and other real estate	907	—	—	907

	Fair Value Measurements at December 31, 2012 Using
	Totals At December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands of Dollars)
Impaired loans	$14,956	$—	$—	$14,956
Foreclosed property and other real estate	11,368	—	—	11,368

The Company is required to measure certain assets at fair value on a nonrecurring basis, including impaired loans. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. When an impaired loan is determined to be collateral dependent, the fair value is determined through the utilization of a third-party appraisal. It is the policy of the Company to update appraisals every 18-24 months. The types of collateral influence the frequency of obtaining updated appraisals. Management knows the market trends of collateral values well and monitors trends in sales and valuations in all of the various categories of collateral. These trends influence how often new appraisals are obtained within the 18-24 month timeframe. For example, a significant number of currently impaired loans are collateralized by residential subdivision lots. The values of this type of collateral have been volatile in recent years, and, therefore, appraisals are generally updated at the lower end of the timeframe (i.e., closer to 18 months), while timberland appraisals would be updated closer to the end of the timeframe (i.e., closer to 24 months), as these values have remained more stable. Any observed trend indicating reduced valuations would require updated appraisals. Based on experience, current appraisals are discounted 9% for estimated costs associated with foreclosures and costs to sell. If a loan is evaluated for impairment under ASC Topic 310-10-35, Accounting by Creditors for Impairment of a Loan, and the appraisal is outdated, a new appraisal is ordered. If the new appraisal is not received in sufficient time to assess any required impairment to meet financial reporting obligations, the old appraisal may be discounted to reflect values observed in similar properties. These discounts have ranged from 20% to 30%. These discounts are based on the most recent valuation/appraisal information available related to that particular type of loan/collateral. After the new appraisal is obtained, the analysis is updated to reflect the new valuation. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $13,577,602 and $14,956,079 as of March 31, 2013 and December 31, 2012, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

During 2013, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $472,473 and $2,097,440 (utilizing Level 3 valuation inputs) as of March 31, 2013 and December 31, 2012, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company has recognized charge-offs of the allowance for possible loan losses totaling approximately $271,298 and $407,043 as of March 31, 2013 and December 31, 2012, respectively. Foreclosed assets totaling $434,642 and $9,270,443 (utilizing Level 3 valuation inputs) were remeasured at fair value at March 31, 2013 and December 31, 2012, respectively, resulting in impairment loss of $197,440 and $3,582,596 on other real estate owned at March 31, 2013 and December 31, 2012, respectively.

The following table presents detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2013. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input, as well as the weighted average within the range utilized at March 31, 2013, are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value March 31, 2013	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted- Average)
	(In Thousands of Dollars, except for Percentages)
Nonrecurring fair value measurements:
Impaired loans	$13,578	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal compatibility adjustment (discount)	9% - 10% (9.5%)
Foreclosed property and other real estate	$907	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal compatibility adjustment (discount)	9% - 10% (9.5%)

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

Federal Home Loan Bank (“FHLB”): Based on the redemption provision of the FHLB, the stock has no quoted market value and is carried at cost.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of March 31, 2013 and December 31, 2012.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
Assets:
Cash and cash equivalents	$68,599	$68,599	$68,599	$—	$—
Investment securities available-for-sale	92,396	92,396	—	92,396	—
Investment securities held-to-maturity	26,166	26,185	—	26,185	—
Federal funds sold	5,000	5,000	5,000	—	—
Federal Home Loan Bank stock	681	681	—	681	—
Loans, net of allowance for loan losses	321,007	323,478	—	—	323,478
Liabilities:
Deposits	486,782	488,438	—	488,438	—
Short-term borrowings	399	399	—	399	—

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
Assets:
Cash and cash equivalents	$54,126	$54,126	$54,126	$—	$—
Investment securities available-for-sale	92,614	92,614	—	92,614	—
Investment securities held-to-maturity	21,136	21,136	—	21,136	—
Federal funds sold	5,000	5,000	5,000	—	—
Federal Home Loan Bank stock	936	936	—	936	—
Loans, net of allowance for loan losses	337,400	339,230	—	—	339,230
Liabilities:
Deposits	489,034	490,596	—	490,596	—
Short-term borrowings	638	638	—	638	—

6. INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at March 31, 2013 and December 31, 2012 are as follows:

	Available-for-Sale
	March 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In Thousands of Dollars)
Mortgage-backed securities	$75,506	$2,837	$(59)	$78,284
Obligations of states, counties and political subdivisions	12,639	1,393	—	14,032
U.S. treasury securities	80	—	—	80

Total	$88,225	$4,230	$(59)	$92,396

	Held-to-Maturity
	March 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In Thousands of Dollars)
U.S. agencies	$26,166	$23	$(12)	$26,177

	Available-for-Sale
	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands of Dollars)
Mortgage-backed securities	$74,117	$3,468	$(32)	$77,553
Obligations of states, counties and political subdivisions	13,395	1,586	—	14,981
U.S. treasury securities	80	—	—	80

Total	$87,592	$5,054	$(32)	$92,614

	Held-to-Maturity
	December 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In Thousands of Dollars)
U.S. agencies	$21,136	$56	$(7)	$21,185

The scheduled maturities of investment securities available-for-sale and held-to-maturity at March 31, 2013 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
	(In Thousands of Dollars)
Maturing within one year	$716	$726	$—	$—
Maturing after one to five years	4,667	4,945	—	—
Maturing after five to ten years	24,961	26,131	16,194	16,204
Maturing after ten years	57,881	60,594	9,972	9,973

Total	$88,225	$92,396	$26,166	$26,177

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At March 31, 2013 and December 31, 2012, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

Available-for-Sale
March 31, 2013
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
(In Thousands of Dollars)
Mortgage-backed securities	$7,564	$(45)	$346	$(14)

Held-to-Maturity
March 31, 2013
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
(In Thousands of Dollars)
U.S. agencies	$5,486	$(12)	$—	$—

Available-for-Sale
December 31, 2012
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
(In Thousands of Dollars)
Mortgage-backed securities	$1,173	$(3)	$5,617	$(29)

Held-to-Maturity
December 31, 2012
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
(In Thousands of Dollars)
U.S. agencies	$7,491	$(7)	$—	$—

As of March 31, 2013, two debt securities had been in a loss position for more than twelve months, and eight debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $64.2 million and $61.6 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes.

There were no gross gains and losses realized on securities available for sale as of March 31, 2013 or December 31, 2012, respectively.

7. INVESTMENTS IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures require valuation as a variable interest entity (“VIE”) under ASC Topic 810, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company consolidates one of the funds in which it has a 99.9% limited partnership interest. The resulting financial impact to the Company of the consolidation was a net increase to total assets of approximately $69,845 as of March 31, 2013. The remaining limited partnership investments are unconsolidated and are accounted for under the cost method as allowed under ASC Topic 325, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $836,163 recorded investment.

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

The Bank had no remaining cash commitments to these partnerships at March 31, 2013.

8. LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2013 and December 31, 2012, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	March 31, 2013
	FUSB	ALC	Total
	(In Thousands of Dollars)
Real estate loans:
Construction, land development and other land loans	$23,689	$—	$23,689
Secured by 1-4 family residential properties	36,595	31,119	67,714
Secured by multi-family residential properties	23,910	—	23,910
Secured by non-farm, non-residential properties	128,744	—	128,744
Other	818	—	818
Commercial and industrial loans	40,452	—	40,452
Consumer loans	12,962	43,909	56,871
Other loans	394	—	394

Total loans	267,564	75,028	342,592
Less: Unearned Interest	180	4,612	4,792
Allowance for loan losses	13,472	3,321	16,793

Net loans	$253,912	$67,095	$321,007

	December 31, 2012
	FUSB	ALC	Total
	(In Thousands of Dollars)
Real estate loans:
Construction, land development and other land loans	$30,635	$—	$30,635
Secured by 1-4 family residential properties	38,450	33,047	71,497
Secured by multi-family residential properties	24,187	—	24,187
Secured by non-farm, non-residential properties	129,235	—	129,235
Other	801	—	801
Commercial and industrial loans	42,902	—	42,902
Consumer loans	14,483	47,001	61,484
Other loans	1,037	—	1,037

Total loans	$281,730	$80,048	$361,778
Less: Unearned Interest	174	4,926	5,100
Allowance for loan losses	15,765	3,513	19,278

Net loans	$265,791	$71,609	$337,400

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 71.5% and 70.9% of the portfolio was concentrated in loans secured by real estate as of March 31, 2013 and December 31, 2012, respectively.

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

Commercial and industrial loans – Includes loans to commercial customers for use in normal business to finance working projects. These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment or receivables and are generally guaranteed by the principals of the borrower.

Consumer loans – Includes a variety of secured and unsecured personal loans, including automobile loans, loans for household and personal purpose and all other direct consumer installment loans.

Other loans – Other loans comprise overdrawn checking accounts reclassified to loans and overdraft lines of credit.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, the Bank and ALC, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility, nor do they present other unfavorable features. The amounts of such related party loans and commitments at March 31, 2013 and December 31, 2012 were $2,469,642 and $2,468,563, respectively. During the quarter ended March 31, 2013, new loans to these parties totaled $59,113, and repayments by active related parties were $58,034. During the year ended December 31, 2012, new loans to these parties totaled $310,265, and repayments by active related parties were $747,536.

Allowance for Loan Losses

Changes in the allowance for loan losses by reporting segment and portfolio segment were as follows:

	FUSB
	March 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$977	$14,216	$168	$338	$66	$—	$15,765
Charge-offs	199	2,054	22	114	—	—	2,389
Recoveries	24	2	29	2	1	—	58
Provision	77	(959)	(22)	273	(31)	700	38

Ending balance	879	11,205	153	499	36	700	13,472

Ending balance individually evaluated for impairment	237	8,055	—	—	—	—	8,292

Ending balance collectively evaluated for impairment	$642	$3,150	$153	$499	$36	$700	$5,180

Loan receivables:
Ending balance	40,452	177,161	12,963	36,594	394	—	267,564

Ending balance individually evaluated for impairment	863	49,542	—	314	—	—	50,719

Ending balance collectively evaluated for impairment	$39,589	$127,619	$12,963	$36,280	$394	$—	$216,845

	ALC
	March 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$—	$—	$2,733	$780	$—	$—	$3,513
Charge-offs	—	—	705	197	—	—	902
Recoveries	—	—	238	4	—	—	242
Provision	—	—	236	232	—	—	468

Ending balance	—	—	2,502	819	—	—	3,321

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,502	$819	$—	$—	$3,321

Loan receivables:
Ending balance	—	—	43,909	31,119	—	—	75,028

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$43,909	$31,119	$—	$—	$75,028

	FUSB & ALC
	March 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$977	$14,216	$2,901	$1,118	$66	$—	$19,278
Charge-offs	199	2,054	727	311	—	—	3,291
Recoveries	24	2	267	6	1	—	300
Provision	77	(959)	214	505	(31)	700	506

Ending balance	879	11,205	2,655	1,318	36	700	16,793

Ending balance individually evaluated for impairment	237	8,055	—	—	—	—	8,292

Ending balance collectively evaluated for impairment	$642	$3,150	$2,655	$1,318	$36	$700	$8,501

Loan receivables:
Ending balance	40,452	177,161	56,872	67,713	394	—	342,592

Ending balance individually evaluated for impairment	863	49,542	—	314	—	—	50,719

Ending balance collectively evaluated for impairment	$39,589	$127,619	$56,872	$67,399	$394	$—	$291,873

	FUSB
	December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$889	$16,533	$306	$684	$78	$201	$18,691
Charge-offs	1,278	3,395	199	199	16	—	5,087
Recoveries	156	606	79	24	2	—	867
Provision	1,210	472	(18)	(171)	2	(201)	1,294

Ending balance	977	14,216	168	338	66	—	15,765

Ending balance individually evaluated for impairment	406	10,818	—	—	—	—	11,224

Ending balance collectively evaluated for impairment	$571	$3,398	$168	$338	$66	$—	$4,541

Loan receivables:
Ending balance	42,902	184,858	14,483	38,450	1,037	—	281,730

Ending balance individually evaluated for impairment	1,085	52,893	—	325	—	—	54,303

Ending balance collectively evaluated for impairment	$41,817	$131,965	$14,483	$38,125	$1,037	$—	$227,427

	ALC
	December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$—	$—	$2,542	$1,034	$—	$—	$3,576
Charge-offs	—	—	3,249	713	—	—	3,962
Recoveries	—	—	815	40	—	—	855
Provision	—	—	2,625	419	—	—	3,044

Ending balance	—	—	2,733	780	—	—	3,513

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,733	$780	$—	$—	$3,513

Loan receivables:
Ending balance	—	—	47,001	33,047	—	—	80,048

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$47,001	$33,047	$—	$—	$80,048

	FUSB & ALC
	December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$889	$16,533	$2,848	$1,718	$78	$201	$22,267
Charge-offs	1,278	3,395	3,448	912	16	—	9,049
Recoveries	156	606	894	64	2	—	1,722
Provision	1,210	472	2,607	248	2	(201)	4,338

Ending balance	977	14,216	2,901	1,118	66	—	19,278

Ending balance individually evaluated for impairment	406	10,818	—	—	—	—	11,224

Ending balance collectively evaluated for impairment	$571	$3,398	$2,901	$1,118	$66	$—	$8,054

Loan receivables:
Ending balance	42,902	184,858	61,484	71,497	1,037	—	361,778

Ending balance individually evaluated for impairment	1,085	52,893	—	325	—	—	54,303

Ending balance collectively evaluated for impairment	$41,817	$131,965	$61,484	$71,172	$1,037	$—	$307,475

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

6.	Substandard (Definite Weakness – Loss Unlikely): These are borrowers with defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

7.	Doubtful: Borrowers classified doubtful have all the weaknesses found in substandard borrowers with the added provision that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely. The possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans classification as estimated losses is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Management has a demonstrated a history of failing to live up to agreements, unethical or dishonest business practices and/or conviction on criminal charges.

8.	Loss: Borrowers deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these worthless assets, even though partial recovery may be affected in the future.

The table below illustrates the carrying amount of loans by credit quality indicator at March 31, 2013.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$7,432	$1,506	$14,751	$—	$23,689
Secured by 1-4 family residential properties	30,609	1,415	4,571	—	36,595
Secured by multi-family residential properties	13,762	—	10,148	—	23,910
Secured by non-farm, non-residential properties	94,002	6,197	28,545	—	128,744
Other	818	—	—	—	818
Commercial and industrial loans	37,207	602	2,643	—	40,452
Consumer loans	11,972	171	819	—	12,962
Other loans	393	—	1	—	394

Total	$196,195	$9,891	$61,478	$—	$267,564

	ALC
	Performing	Nonperforming	Total
	(In Thousands of Dollars)
Loans secured by real estate:
Secured by 1-4 family residential properties	$30,260	$859	$31,119
Consumer loans	42,666	1,243	43,909

Total	$72,926	$2,102	$75,028

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2012.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$12,653	$1,235	$16,747	$—	$30,635
Secured by 1-4 family residential properties	31,772	1,546	5,132	—	38,450
Secured by multi-family residential properties	10,776	3,132	10,279	—	24,187
Secured by non-farm, non-residential properties	90,139	8,630	30,466	—	129,235
Other	801	—	—	—	801
Commercial and industrial loans	40,606	419	1,877	—	42,902
Consumer loans	13,394	188	901	—	14,483
Other loans	1,036	—	1	—	1,037

Total	$201,177	$15,150	$65,403	$—	$281,730

	ALC
	Performing	Nonperforming	Total
	(In Thousands of Dollars)
Loans secured by real estate:
Secured by 1-4 family residential properties	$32,036	$1,011	$33,047
Consumer loans	46,175	826	47,001

Total	$78,211	$1,837	$80,048

The following table provides an aging analysis of past due loans by class at March 31, 2013.

	FUSB
	As of March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$80	$—	$8,930	$9,010	$14,679	$23,689	$—
Secured by 1-4 family residential properties	723	116	1,474	2,313	34,282	36,595	—
Secured by multi-family residential properties	—	—	2,784	2,784	21,126	23,910	—
Secured by non-farm, non-residential properties	632	7	4,350	4,989	123,755	128,744	—
Other	—	—	—	—	818	818	—
Commercial and industrial loans	855	85	332	1,272	39,180	40,452	—
Consumer loans	367	70	79	516	12,446	12,962	—
Other loans	—	—	—	—	394	394	—

Total	$2,657	$278	$17,949	$20,884	$246,680	$267,564	$—

	ALC
	As of March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	304	159	814	1,277	29,842	31,119	701
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	657	392	1,201	2,250	41,659	43,909	1,162
Other loans	—	—	—	—	—	—	—

Total	$961	$551	$2,015	$3,527	$71,501	$75,028	$1,863

The following table provides an aging analysis of past due loans by class at December 31, 2012.

	FUSB
	As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$456	$1,126	$10,329	$11,911	$18,724	$30,635	$—
Secured by 1-4 family residential properties	1,027	572	1,106	2,705	35,745	38,450	—
Secured by multi-family residential properties	—	—	2,884	2,884	21,303	24,187	—
Secured by non-farm, non-residential properties	210	32	4,930	5,172	124,063	129,235	—
Other	—	—	—	—	801	801	—
Commercial and industrial loans	429	59	480	968	41,934	42,902	—
Consumer loans	407	89	66	562	13,921	14,483	—
Other loans	—	—	—	—	1,037	1,037	—

Total	$2,529	$1,878	$19,795	$24,202	$257,528	$281,730	$—

	ALC
	As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	348	173	1,075	1,596	31,451	33,047	851
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	989	609	1,159	2,757	44,244	47,001	720
Other loans	—	—	—	—	—	—	—

Total	$1,337	$782	$2,234	$4,353	$75,695	$80,048	$1,571

The following table provides an analysis of nonaccruing loans by class at March 31, 2013 and December 31, 2012.

	Loans on Nonaccrual Status
	March 31, 2013	December 31, 2012
	(In Thousands of Dollars)
Loans resecured by real estate:
Construction, land development and other land loans	$9,940	$11,456
Secured by 1-4 family residential properties	2,301	2,441
Secured by multi-family residential properties	2,784	2,884
Secured by non-farm, non-residential properties	5,234	5,809
Commercial and industrial loans	652	822
Consumer loans	203	206

Total loans	$21,114	$23,618

Impaired Loans

At March 31, 2013, the carrying amount of impaired loans consisted of the following:

	March 31, 2013
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(In Thousands of Dollars)
Impaired loans with no related allowance recorded
Loans secured by real estate:
Construction, land development and other land loans	$3,863	$3,863	$—
Secured by 1-4 family residential properties	314	314	—
Secured by multi-family residential properties	3,366	3,366	—
Secured by non-farm, non-residential properties	20,680	20,680	—
Commercial and industrial	626	626	—

Total loans with no related allowance recorded	$28,849	$28,849	$—

Impaired loans with an allowance recorded
Loans secured by real estate:
Construction, land development and other land loans	$9,472	$9,472	$5,009
Secured by multi-family residential properties	6,782	6,782	1,803
Secured by non-farm, non-residential properties	5,379	5,379	1,243
Commercial and industrial	237	237	237

Total loans with an allowance recorded	$21,870	$21,870	$8,292

Total impaired loans
Loans secured by real estate:
Construction, land development and other land loans	$13,335	$13,335	$5,009
Secured by 1-4 family residential properties	314	314	—
Secured by multi-family residential properties	10,148	10,148	1,803
Secured by non-farm, non-residential properties	26,059	26,059	1,243
Commercial and industrial	863	863	237

Total impaired loans	$50,719	$50,719	$8,292

At December 31, 2012, the carrying amount of impaired loans consisted of the following:

	December 31, 2012
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(In Thousands of Dollars)
Impaired loans with no related allowance recorded
Loans secured by real estate:
Construction, land development and other land loans	$2,645	$2,645	$—
Secured by 1-4 family residential properties	324	324	—
Secured by multi-family residential properties	3,027	3,027	—
Secured by non-farm, non-residential properties	21,470	21,470	—
Commercial and industrial	656	656	—

Total loans with no related allowance recorded	$28,122	$28,122	$—

Impaired loans with an allowance recorded
Loans secured by real estate:
Construction, land development and other land loans	$12,658	$12,658	$7,453
Secured by multi-family residential properties	7,252	7,252	1,865
Secured by non-farm, non-residential properties	5,840	5,840	1,500
Commercial and industrial	430	430	406

Total loans with an allowance recorded	$26,180	$26,180	$11,224

Total impaired loans
Loans secured by real estate:
Construction, land development and other land loans	$15,303	$15,303	$7,453
Secured by 1-4 family residential properties	324	324	—
Secured by multi-family residential properties	10,279	10,279	1,865
Secured by non-farm, non-residential properties	27,310	27,310	1,500
Commercial and industrial	1,086	1,086	406

Total impaired loans	$54,302	$54,302	$11,224

The average net investment in impaired loans and interest income recognized and received on impaired loans at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$14,599	$58	$47
Secured by 1–4 family residential properties	317	2	2
Secured by multi-family residential properties	10,226	118	111
Secured by non-farm, non-residential properties	26,250	333	282
Commercial and industrial	968	13	13

Total impaired loans	$52,360	$524	$455

	December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$18,283	$546	$598
Secured by 1–4 family residential properties	146	10	10
Secured by multi-family residential properties	4,942	483	455
Secured by non-farm, non-residential properties	29,627	1,452	1,477
Commercial and industrial	1,222	38	42

Total impaired loans	$54,220	$2,529	$2,582

Loans on which the accrual of interest has been discontinued amounted to $21,113,840 and $23,618,330 at March 31, 2013 and December 31, 2012, respectively. If interest on those loans had been accrued, such income would have approximated $264,594 and $1,058,377 for the quarter ended March 31, 2013 and the year ended December 31, 2012, respectively. Interest income actually recorded on those loans amounted to $39,400 and $157,601 for the quarter ended March 31, 2013 and the year ended December 31, 2012, respectively. Accruing loans past due 90 days or more amounted to $1,862,550 and $1,570,548 for the quarter ended March 31, 2013 and the year ended December 31, 2012, respectively.

Troubled Debt Restructurings

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are being reported as troubled debt restructurings. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on nonaccrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. Based on the above, the Company had $10,739,942 and $12,397,049 of non-accruing loans that were restructured and remained on nonaccrual status at March 31, 2013 and December 31, 2012, respectively.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio as of March 31, 2013 and December 31, 2012, as well as the recorded investment and unpaid principal balance as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	9	$10,956	$8,734	10	$11,267	$9,988
Secured by 1-4 family Residential properties	3	399	376	4	596	586
Secured by non-farm, non- residential properties	6	1,752	1,350	6	1,811	1,586
Commercial loans	2	300	280	4	380	356

Total	20	$13,407	$10,740	24	$14,054	$12,516

The following table provides the number of loans modified in a troubled debt restructuring that have subsequently defaulted, by loan portfolio, as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In Thousands of Dollars)
Troubled debt restructurings that have subsequently defaulted:
Construction, land development and other land loans	6	$6,887	6	$7,062
Secured by non-farm, non-residential properties	5	1,210	2	433
Commercial	—	—	2	68

Total	11	$8,097	10	$7,563

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure, principal reduction or some combination of these concessions. During the quarter ended March 31, 2013 and the year ended December 31, 2012, restructured loan modifications of loans secured by real estate, commercial and industrial loans primarily included maturity date extensions and payment schedule modifications.

The change in troubled debt restructuring from December 31, 2012 to March 31, 2013 was as follows:

	March 31, 2013	December 31, 2012	Change
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$8,734	$9,988	$(1,254)
Secured by 1-4 family residential properties	376	586	(210)
Secured by non-farm, non-residential properties	1,350	1,586	(236)
Commercial and industrial loans	280	356	(76)

Total	$10,740	$12,516	$(1,776)

All loans $500,000 and over modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses of $5,133,357 and $6,322,593 at March 31, 2013 and December 31, 2012, respectively.

9. OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the three months ended March 31, 2013 and 2012.

	March 31, 2013
	FUSB	ALC	Total
	(In Thousands of Dollars)
Beginning balance	$11,089	$2,197	$13,286
Transfers from loans	288	184	472
Sales proceeds	113	621	734

Gross gains	51	21	72
Gross losses	—	(517)	(517)

Net gains (losses)	51	(496)	(445)
Impairment	56	141	197

Ending balance	$11,259	$1,123	$12,382

	March 31, 2012
	FUSB	ALC	Total
	(In Thousands of Dollars)
Beginning balance	$12,607	$4,167	$16,774
Transfers from loans	1,926	217	2,143
Sales proceeds	614	642	1,256

Gross gains	7	22	29
Gross losses	(12)	(211)	(223)

Net losses	(5)	(189)	(194)
Impairment	2,605	229	2,834

Ending balance	$11,309	$3,324	$14,633

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

10. SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. There were no amounts outstanding at March 31, 2013 or December 31, 2012. Treasury tax and loan deposits are withdrawal on demand. There was no balance outstanding at March 31, 2013 or December 31, 2012.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at March 31, 2013 and December 31, 2012 were $399,000 and $638,000, respectively.

At March 31, 2013, the Bank had $17.8 million in available federal fund lines from correspondent banks.

11. LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At March 31, 2013 and December 31, 2012, no advances were outstanding, and no assets were pledged.

At March 31, 2013, the Bank had $169.4 million in available credit from the FHLB.

12. INCOME TAXES

The Company files a consolidated income tax return with the federal government and the state of Alabama. ALC files a Mississippi state income tax return related to operations from its Mississippi branches. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it files for the years ended December 31, 2009 through 2012.

As of March 31, 2013, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2013. As of March 31, 2013, the Company had accrued no interest and no penalties related to uncertain tax positions.

The consolidated tax expense (benefit) differed from the amount computed by applying the federal statutory income tax rate of 34%, as described in the following table:

	March 31, 2013	March 31, 2012
	(In Thousands of Dollars)
Income tax expense (benefit) at federal statutory rate	$418	$(755)
Increase (decrease) resulting from:
Tax-exempt interest	(98)	(84)
State income tax expense, net of federal income tax benefit	48	(103)
Other	(24)	(40)

Total	$344	$(982)

The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The Company is currently in a three-year cumulative loss position, which represents negative evidence. As of March 31, 2013, of the $8.8 million net deferred tax asset, $6.4 million relates to the provision for loan losses, $2.2 million relates to impairment of OREO and $1.6 million resulted from deferred compensation. As of December 31, 2012, of the $9.5 million net deferred tax asset, $7.3 million relates to the provision for loan losses, $2.3 million relates to impairment of OREO and $1.5 million resulted from deferred compensation.

At March 31, 2013, positive evidence supporting the realization of the deferred tax asset included a strong earnings history, exclusive of loan loss provisions and other real estate write-downs which created the most significant portion of the deferred asset. These provisions and write-downs resulted from one type of loan – real estate development. The Company believes that impaired loans of this type have been identified and adequately reserved. Management has projected taxable income over the next five years, resulting from reduced provisions for loan losses and write-downs of OREO. Except in unusual circumstances, the Company no longer invests in these types of loans.

Along with the taxable income in 2012 and the first quarter of 2013, the Company has projected future taxable income over the next five tax years, although there can be no assurance that such income will be realized due to unanticipated changes in economic, competitive and other factors. Further positive evidence includes the Company’s strong capital position and history of significant pre-tax earnings, which the Company believes outweighs the negative evidence of recent pre-tax losses. Accordingly, a valuation allowance has not been established at March 31, 2013.

13. SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. These segments are composed of the Company’s and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	FUSB	ALC	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended March 31, 2013

Net interest income	$4,335	$3,468	$2	$—	$7,805
Provision for loan losses	38	468	—	—	506
Total non-interest income	1,397	336	1,074	(1,184)	1,623
Total non-interest expense	4,619	3,132	162	(221)	7,692

Income before income taxes	1,075	204	914	(963)	1,230
Provision for income taxes	262	81	1	—	344

Net income	$813	$123	$913	$(963)	$886

Other significant items:
Total assets	$566,414	$71,697	$75,313	$(148,785)	$564,639
Total investment securities	118,482	—	80	—	118,562
Total loans, net	309,874	67,095	—	(55,962)	321,007
Investment in subsidiaries	784	—	70,138	(70,917)	5
Fixed asset addition	29	11	—	—	40
Depreciation and amortization expense	124	41	—	—	165
Total interest income from external customers	4,275	4,319	—	—	8,594
Total interest income from affiliates	851	—	2	(853)	—

	FUSB	ALC	All Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended March 31, 2012

Net interest income	$4,986	$3,560	$4	$—	$8,550
Provision for loan losses	1,503	712	—	—	2,215
Total non-interest income	1,013	325	(1,321)	1,257	1,274
Total non-interest expense	6,996	2,866	149	(183)	9,828

Income (loss) before income taxes	(2,500)	307	(1,466)	1,440	(2,219)
(Benefit from) provision for income taxes	(1,104)	120	2	—	(982)

Net income (loss)	$(1,396)	$187	$(1,468)	$1,440	$(1,237)

Other significant items:
Total assets	$618,675	$83,233	$71,056	$(155,541)	$617,423
Total investment securities	118,733	—	75	—	118,808
Total loans, net	358,930	75,609	—	(68,690)	365,849
Investment in subsidiaries	1,306	—	65,492	(66,793)	5
Fixed asset addition	53	159	—	—	212
Depreciation and amortization expense	141	39	—	—	180
Total interest income from external customers	5,442	4,568	—	—	10,010
Total interest income from affiliates	1,008	—	4	(1,012)	—

14. GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the quarter ended March 31, 2013 and 2012, there were no credit losses associated with derivative contracts.

In the normal course of business, there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit and others that are not included in the consolidated financial statements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. A summary of these commitments and contingent liabilities is presented below:

	March 31, 2013	December 31, 2012
	(In Thousands of Dollars)
Standby Letters of Credit	$1,022	$1,092
Commitments to Extend Credit	$28,857	$32,123

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at March 31, 2013 was $1.0 million, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At March 31, 2013, there were no outstanding commitments to purchase and sell securities for delayed delivery.

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

On February 17, 2011, Wayne Allen Russell, Jr. (“Russell”) filed a lawsuit in the Circuit Court of Tuscaloosa County, Alabama against the Bank and Bill Morgan, who served as the Bank’s Business Development Officer. The allegations in the lawsuit relate to a mortgage on a parcel of real estate, executed by Russell in favor of the Bank as security for a loan, and certain related transactions, including foreclosure proceedings executed by the Bank. Additionally, on June 17, 2011, Mr. Russell’s wife, Rebecca Russell, in response to a lawsuit filed against Mrs. Russell by the Bank, filed a counterclaim against the Bank seeking compensatory and punitive damages, asserting that she was induced to mortgage a rental dwelling owned by her, the proceeds of which were paid upon certain obligations owed to the Bank by her husband, and that the Bank had orally agreed to refinance her loan as a part of an alleged refinancing promise by the Bank with respect to the obligations of Mr. Russell. On October 29, 2012, the Court granted summary judgment in favor of the Bank and Mr. Morgan with respect to all claims asserted in the consolidated lawsuits, and a subsequent motion to alter, amend or vacate filed by Mr. and Mrs. Russell was denied by operation of law. On March 25, 2013, Mr. and Mrs. Russell filed a Notice of Appeal to the Supreme Court of Alabama. Although the ultimate outcome of this matter remains unknown, the Bank believes that it should prevail on appeal, that the granting of summary judgment by the lower court will be upheld and that any contrary result would not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

On or about June 1, 2012, a former employee filed a complaint against the Bank with the Occupational Safety and Health Administration (“OSHA”) alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act, 18 U.S.C. § 1514A, and Section 1057 of the Consumer Financial Protection Act, 12 U.S.C. § 5567,

in connection with his separation from the Bank in April 2012. Based on its investigation, OSHA concluded it had no reasonable cause to believe the statutes were violated. As was his right, however, the former employee timely requested a hearing before an Administrative Law Judge and filed an amended complaint in that forum. The Bank has filed a motion to dismiss the amended complaint (in lieu of an answer), to which the former employee has recently responded, and the motion remains pending. Although the Bank believes that the complaint is wholly without merit and that it will be able to demonstrate several meritorious defenses, it is too early to assess the likelihood of a resolution of this matter or the possibility of an unfavorable outcome.

USBI and its subsidiaries also are parties to other litigation, and USBI intends to vigorously defend itself in all such litigation. In the opinion of USBI, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on the USBI’s consolidated financial statements or results of operations.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2013 to year-end 2012, while comparing income and expense for the three-month periods ended March 31, 2013 and 2012.

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

COMPARING THE THREE MONTHS ENDED MARCH 31, 2013 TO THE THREE MONTHS ENDED MARCH 31, 2012

Net income for USBI in the first quarter of 2013 was $886,000, compared to net loss for USBI of $(1.2) million in the first quarter of 2012, resulting in an increase of basic net income (loss) per share from $(0.21) per share for the first quarter of 2012 to $0.15 per share for the same quarter of 2013.

For the three-month period ended March 31, 2013, the Bank had net income of $813,000, compared to net loss of $(1.4) million for the same quarter of 2012. The increase in net income for the Bank resulted primarily from lower impairment charges on other real estate owned and lower provisions for loan losses.

Net income for ALC for the three-month period ending March 31, 2013 was $123,000, compared to $187,000 for the same quarter of 2012. Net income decreased when compared to the same three month period in 2012, primarily as a result of increased loss on the sale of OREO, offset somewhat by lower provisions for loan losses.

Interest income for USBI in the 2013 first quarter decreased $1.4 million, or 14.1%, compared to the first quarter of 2012. The decrease in interest income was primarily due to a decrease in interest earned on loans and investment securities resulting from an overall decrease in the average yield and average volume of loans and investment securities. Interest income at the Bank for the 2013 first quarter decreased $1.2 million, or 21.4%, compared to the same period of 2012. This decrease was due to an overall decrease in the average yield and average volume of loans and investment securities. Loan demand continues to be weak due to continuing difficult economic conditions in the Bank’s market area.

Cash flows from loans and investment securities were reinvested at lower rates, resulting in lower interest income. Interest income at ALC decreased $250,000 for the first quarter of 2013 compared to the same quarter in 2012, due primarily to a decrease in the average volume of loans. Management expects that difficult economic conditions and fierce competition among lenders for quality loans will continue to affect our ability to grow loans at the Bank and ALC.

Interest expense for USBI in the 2013 first quarter decreased $671,000, or 46.0%, compared to the first quarter of 2012. This decrease was the result of lower interest rates paid on certificates of deposit and borrowed funds. As longer term certificates of deposit mature, they reprice at lower rates, as rates on deposits and borrowed funds remain at record lows.

Net interest income for USBI decreased $745,000, or 8.7%, in the first quarter of 2013 compared to the same period of 2012. The net interest margin increased from 6.01% for the first quarter of 2012 to 6.07% for the first quarter of 2013. Loan and investment yields declined for the quarter ended March 31, 2013 compared to the same quarter in 2012. The cost of funds declined due to a decline in interest rates paid on interest bearing deposits and borrowed funds. Asset yields and funds costs have stabilized, and the net interest margin is expected to remain near current levels until the Federal Reserve adjusts rates.

The provision for loan losses for USBI was $506,000, or 0.6% annualized of average loans, in the first quarter of 2013, compared to $2.2 million, or 3.8% annualized of average loans, in the first quarter of 2012. Charge-offs exceeded recoveries by $3.0 million for the 2013 first quarter, a decrease of approximately $719,000 over the same period in the prior year. The provision for loan losses at the Bank decreased to $38,000 for the three months ended March 31, 2013, compared to $1.5 million for the same period in 2012. The provision for loan losses at ALC decreased to $468,000 for the three months ended March 31, 2013, compared to $712,000 for the same period in 2012. Net charge offs at ALC for the first quarter of 2013 were $660,000, compared to $760,000 for the same quarter in 2012. Net charge offs at the Bank were $2.3 million in the first quarter of 2013 compared to $3.0 million in the first quarter of 2012.

Total non-interest income for USBI increased $349,000, or 27.4%, for the first quarter of 2013 compared to the same period in 2012. All other fees increased $396,000 for the three months ended March 31, 2013 compared to the same period of 2012. The increase was due primarily to higher other income that included a $484,000 prepayment penalty from the early payoff of a mortgage-backed pool, partially offset by lower service and other charges on deposit accounts.

Total non-interest expense decreased $2.1 million, or 21.7%, for the 2013 first quarter compared to the same period in 2012. Salary and employee benefits increased $248,000, when comparing the first quarter of 2013 to the same period in 2012. For the 2013 first quarter, impairment on other real estate decreased $2.6 million, and realized loss on the sale of other real estate increased $251,000. Management was able to reduce OREO in 2012 and in the first quarter of 2013, which resulted in lower impairment expense on OREO. If the economy remains weak and real estate values decline, however, further impairment and losses could occur.

Income tax provision for USBI in the first quarter of 2013 was $344,000, compared to income tax benefit of $982,000 in the first quarter of 2012. Management estimates the effective tax rate for the Company to be approximately 30.0% of pre-tax income for the quarter ended March 31, 2013.

COMPARING THE MARCH 31, 2013 STATEMENTS OF FINANCIAL CONDITION TO DECEMBER 31, 2012

In comparing consolidated financial condition at March 31, 2013 to December 31, 2012, total assets decreased $2.5 million to $564.6 million, while liabilities decreased $2.8 million to $495.6 million. Shareholders’ equity increased $355,000 as a result of net income of $886,000, offset somewhat by a $531,000 decrease in accumulated other comprehensive income.

Investment securities increased $4.8 million, or 4.2%, during the first three months of 2013. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $18.9 million, from $356.7 million at December 31, 2012, to $337.8 million at March 31, 2013. Deposits decreased $2.3 million, or 0.5%, during the first three months of 2013. Loans, net of unearned income, at ALC decreased $4.7 million, from $75.1 million at December 31, 2012 to $70.4 million at March 31, 2013. Loans at the Bank, after consolidation eliminations, decreased $14.2 million from $281.6 million at December 31, 2012 to $267.4 million at March 31, 2013.

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

At March 31, 2013, the allowance for loan losses was $16.8 million, or 5.0% of loans net of unearned income, compared to $19.3 million, or 5.4% of loans net of unearned income, at December 31, 2012. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 47.5% at March 31, 2013, compared to 50.1% at December 31, 2012. At March 31, 2013, loans on non-accrual decreased $2.5 million, accruing loans past due 90 days or more increased $292,000 and real estate acquired in settlement of loans decreased $904,000, each as compared to December 31, 2012.

Net charge-offs as of the quarter ended March 31, 2013 were $3.0 million, or 3.4% of average loans on an annualized basis, a decrease of 19.4%, or $719,000, from the charge-offs of $3.7 million, or 3.8% of average loans on an annualized basis, reported a year earlier. The provision for loan losses for the first three months of 2013 was $506,000, compared to $2.2 million at December 31, 2012.

Non-performing assets were as follows (in thousands of dollars):

	Consolidated
	March 31,	December 31,	March 31,
	2013	2012	2012
Loans Accounted for on a Non-Accrual Basis	$21,114	$23,618	$17,945
Accruing Loans Past Due 90 Days or More	1,863	1,571	1,868
Real Estate Acquired in Settlement of Loans	12,382	13,286	14,633

Total	$35,359	$38,475	$34,446
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	10.10%	10.40%	8.58%

	FUSB
	March 31,	December 31,	March 31,
	2013	2012	2012
Loans Accounted for on a Non-Accrual Basis	$20,875	$23,351	$16,433
Accruing Loans Past Due 90 Days or More	—	—	58
Real Estate Acquired in Settlement of Loans	11,259	11,089	11,309

Total	$32,134	$34,440	$27,800
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	11.53%	11.77%	8.72%

	ALC
	March 31,	December 31,	March 31,
	2013	2012	2012
Loans Accounted for on a Non-Accrual Basis	$239	$267	$1,512
Accruing Loans Past Due 90 Days or More	1,863	1,571	1,810
Real Estate Acquired in Settlement of Loans	1,123	2,197	3,324

Total	$3,225	$4,035	$6,646
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	4.51%	5.22%	8.06%

Non-performing assets as a percentage of net loans and other real estate was 10.10% at March 31, 2013 and 10.40% at December 31, 2012. Loans on non-accrual status decreased $2.5 million, accruing loans past due 90 days or more increased $292,000 and real estate acquired in settlement of loans decreased $904,000 from December 31, 2012. The Company forecasts that adverse economic conditions and the weakened real estate market in the Company’s market area will continue to put downward pressure on real estate collateral values and will impact our ability to reduce non-performing assets. Other real estate owned as of March 31, 2013 consisted of four residential properties totaling $448,748 and thirty-six commercial properties totaling $10.8 million at the Bank and forty residential properties totaling $822,140 and fifteen commercial properties totaling $301,325 at ALC. Every effort is made to dispose of these properties in a timely manner, but these efforts continue to be hampered by difficult economic conditions. Real estate values are depressed, and the real estate market remains weak in all of our market areas. Management reviews these non-performing assets and reports to the Board of Directors of the Bank monthly. Loans past due 90 days or more and still accruing are reviewed by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual status and their asset values downgraded.

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

The Bank currently has up to $169.4 million in borrowing capacity from the FHLB and $17.8 million in established federal funds lines.

The Bank is required to maintain certain levels of regulatory capital. At March 31, 2013 and December 31, 2012, the Company and the Bank were in compliance with all regulatory capital requirements.

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments and maturities of loans and maturities and principal payments from the investment portfolio. Other short-term investments such as federal funds sold are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $155.5 million at December 31, 2012 and $128.0 million at March 31, 2013.

Investment securities forecasted to mature or reprice over the next twelve months ending March 31, 2014 are estimated to be $10.3 million, or approximately 8.7%, of the investment portfolio as of March 31, 2013. For comparison, principal payments on investment securities totaled $10.2 million, or 8.6%, of the investment portfolio at March 31, 2013.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of March 31, 2013, the bond portfolio had an expected average maturity of 2.8 years, and approximately 74.7% of the $118.6 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Bank, at March 31, 2013, had short-term borrowings that, on average, represented 0.09% of total liabilities and equity. At year-end 2012, the Bank had long-term debt and short-term borrowings that, on average, represented 0.93% of total liabilities and equity. The Bank has had no long-term debt outstanding during 2013 to date.

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

The management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2013, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Company’s management concluded, as of March 31, 2013, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 14 to Item 1, “Guarantees, Commitments and Contingencies,” for information regarding certain litigation matters relating to the Company and its subsidiaries.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012 that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
January 1 – January 31	0		$0.00	0	242,303
February 1 – February 28	0		$0.00	0	242,303
March 1 – March 31	3,250	(2)	$7.96	0	242,303
Total	3,250		$7.96	0	242,303

(1)	On December 17, 2012, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company was authorized to repurchase up to 642,785 shares of common stock. The expiration date of the extended repurchase program is December 31, 2013. As of March 31, 2013, there were 242,303 shares that still may be purchased under the program.

(2)	3,250 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: May 10, 2013

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