Form 10-Q
period 2013-06-30
UNITED SECURITY BANCSHARES INC
filed 2013-08-14
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2013
Common Stock, $0.01 par value	6,023,622 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“USBI”) and its subsidiaries (collectively, the “Company”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in USBI’s Securities and Exchange Commission filings and other public announcements, including the risk factors described in Part I, Item 1A of USBI’s Annual Report on Form 10-K, for the year ended December 31, 2012. Specifically, with respect to statements relating to loan demand, growth and earnings potential and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Per Share Data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and Due from Banks	$10,628	$12,181
Interest Bearing Deposits in Banks	38,351	41,945

Total Cash and Cash Equivalents	48,979	54,126
Federal Funds Sold	5,000	5,000
Investment Securities Available-for-Sale, at fair value	102,621	92,614
Investment Securities Held-to-Maturity, at amortized cost	35,105	21,136
Federal Home Loan Bank Stock, at cost	681	936
Loans, net of allowance for loan losses of $11,635 and $19,278, respectively	312,008	337,400
Premises and Equipment, net	8,697	8,903
Cash Surrender Value of Bank-Owned Life Insurance	13,479	13,303
Accrued Interest Receivable	2,750	3,101
Investment in Limited Partnerships	836	836
Other Real Estate Owned	12,377	13,286
Other Assets	13,173	16,492

Total Assets	$555,706	$567,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$478,086	$489,034
Accrued Interest Expense	286	413
Other Liabilities	7,867	8,401
Short-Term Borrowings	456	638

Total Liabilities	486,695	498,486

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,327,560 shares issued; 6,023,622 shares outstanding	73	73
Surplus	9,284	9,284
Accumulated Other Comprehensive Income, net of tax	1,435	3,139
Retained Earnings	79,355	77,287
Less Treasury Stock: 1,303,938 shares at cost	(21,123)	(21,123)
Noncontrolling Interest	(13)	(13)

Total Shareholders’ Equity	69,011	68,647

Total Liabilities and Shareholders’ Equity	$555,706	$567,133

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$7,697	$8,883	$15,607	$17,966
Interest on Investment Securities	735	865	1,419	1,792

Total Interest Income	8,432	9,748	17,026	19,758
INTEREST EXPENSE:
Interest on Deposits	735	1,147	1,522	2,522
Interest on Borrowings	2	30	4	115

Total Interest Expense	737	1,177	1,526	2,637

NET INTEREST INCOME	7,695	8,571	15,500	17,121
PROVISION FOR LOAN LOSSES	53	468	559	2,683

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,642	8,103	14,941	14,438
NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	558	603	1,148	1,231
Credit Life Insurance Income	169	222	279	341
Other Income	501	506	1,424	1,033

Total Non-Interest Income	1,228	1,331	2,851	2,605
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	3,965	3,714	7,977	7,479
Occupancy Expense	500	480	961	928
Furniture and Equipment Expense	281	343	564	653
Impairment on Other Real Estate	165	30	362	2,864
Loss on Sale of Other Real Estate	260	266	704	460
Other Expense	2,005	2,607	4,300	4,886

Total Non-Interest Expense	7,176	7,440	14,868	17,270

INCOME (LOSS) BEFORE INCOME TAXES	1,694	1,994	2,924	(227)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	512	623	856	(360)

NET INCOME	$1,182	$1,371	$2,068	$133

BASIC AND DILUTED NET INCOME PER SHARE	$0.20	$0.23	$0.34	$0.02

DIVIDENDS PER SHARE	$—	$—	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$1,182	$1,371	$2,068	$133
Other comprehensive income (loss):
Change in unrealized holding gains and losses on available-for-sale securities arising during period, net of tax (benefit) of $(703), $246, $(1,022) and $205, respectively	(1,172)	410	(1,704)	342

Total comprehensive income	$10	$1,781	$364	$475

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,068	$133
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	340	360
Amortization of premiums and discounts, net	486	607
Provision for loan losses	559	2,683
Impairment of OREO	362	2,864
Loss on sale of OREO	704	460
Net other operating activities	3,801	1,054

Total adjustments	6,252	8,028

Net cash provided by operating activities	8,320	8,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities, available-for-sale	20,077	22,911
Proceeds from maturities and prepayments of investment securities, held-to-maturity	9,223	1,170
Proceeds from redemption of Federal Home Loan Bank stock	256	1,444
Proceeds from the sale of other real estate	1,841	1,633
Purchase of premises and equipment	(80)	(289)
Purchase of investment securities, available-for-sale	(33,298)	(8,258)
Purchase of investment securities, held-to-maturity	(23,191)	(5,161)
Net change in loan portfolio	22,835	19,803

Net cash (used in) provided by investing activities	(2,337)	33,253

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in customer deposits	(10,948)	174
Decrease in borrowings	(182)	(19,642)
Reissuance of treasury stock	—	58

Net cash used in financing activities	(11,130)	(19,410)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,147)	22,004

CASH AND CASH EQUIVALENTS, beginning of period	54,126	52,797

CASH AND CASH EQUIVALENTS, end of period	$48,979	$74,801

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$1,653	$2,853
Income taxes	11	82
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$1,998	$3,187

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements include the accounts of United Security Bancshares, Inc. (“USBI”) and its subsidiaries (collectively, the “Company”). USBI is the parent holding company of First United Security Bank (the “Bank” or “FUSB”). The Bank operates a finance company, Acceptance Loan Company, Inc. (“ALC”). All significant intercompany transactions and accounts have been eliminated.

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2013. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in USBI’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in USBI’s Annual Report on Form 10-K for the year ended December 31, 2012. In preparing the unaudited interim condensed consolidated financial statements, management evaluated subsequent events through the date on which the unaudited interim condensed consolidated financial statements were issued.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance, which involves disclosure only, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, which updated Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012 and interim periods within those annual periods. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. NET INCOME

Basic net income per share is computed by dividing net income by the weighted average shares during the three- and six-month periods ended June 30, 2013 and 2012. Diluted net income per share for each of the three- and six-month periods ended June 30, 2013 and 2012 is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. There were no outstanding potentially dilutive instruments during the three- and six month periods ended June 30, 2013 or 2012, and, therefore, basic and diluted weighted average shares outstanding were the same.

The following table represents the basic and diluted net income per share calculations for the three- and six-month periods ended June 30, 2013 and 2012 (in thousands of dollars, except per share data):

		Weighted	Basic and
		Average	Diluted Net
	Net	Shares	Income
For the Three Months Ended:	Income	Outstanding	Per Share
June 30, 2013	$1,182	6,023,622	$0.20
June 30, 2012	$1,371	6,017,732	$0.23
For the Six Months Ended:
June 30, 2013	$2,068	6,023,622	$0.34
June 30, 2012	$133	6,017,410	$0.02

4. COMPREHENSIVE INCOME

Comprehensive income consists of net income and the change in the unrealized gains or losses on the Company’s available-for-sale securities portfolio arising during the period. In the calculation of comprehensive income, certain reclassification adjustments would be made for any sale of investment securities to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

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

Impaired Loans

Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Bank’s management related to values of properties in the Bank’s market areas. Management takes into consideration the type, location and occupancy of the property, as well as current economic conditions in the area in which the property is located, in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

Foreclosed Assets

Estimates of fair values are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Bank’s senior lending officers related to values of properties in the Bank’s market areas. These officers take into consideration the type, location and occupancy of the property, as well as current economic conditions in the area in which the property is located, in assessing estimates of fair value. Accordingly, the fair value estimates for foreclosed real estate are classified as Level 3.

Financial assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are summarized below.

	Fair Value Measurements at June 30, 2013 Using
	Totals At June 30, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands of Dollars)
Mortgage-backed securities	$84,976	$—	$84,976	$—
Obligations of states, counties and political subdivisions	13,696	—	13,696	—
U.S. treasury securities	3,949	—	3,949	—

	Fair Value Measurements at December 31, 2012 Using
	Totals At December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands of Dollars)
Mortgage-backed securities	$77,553	$—	$77,553	$—
Obligations of states, counties and political subdivisions	14,981	—	14,981	—
U.S. treasury securities	80	—	80	—

Non-Financial Assets and Non-Financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the quarter ended June 30, 2013 or the year ended December 31, 2012. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period.

Financial assets measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012 are summarized below.

	Fair Value Measurements at June 30, 2013 Using
	Totals At June 30, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands of Dollars)
Impaired loans	$18,042	$—	$—	$18,042
Foreclosed property and other real estate	3,275	—	—	3,275

	Fair Value Measurements at December 31, 2012 Using
	Totals At December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands of Dollars)
Impaired loans	$14,956	$—	$—	$14,956
Foreclosed property and other real estate	11,368	—	—	11,368

The Company is required to measure certain assets at fair value on a nonrecurring basis, including impaired loans. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. When an impaired loan is determined to be collateral dependent, the fair value is determined through the utilization of a third-party appraisal. It is the policy of the Company to update appraisals every 18-24 months. The types of collateral influence the frequency of obtaining updated appraisals. Management knows the market trends of collateral values well and monitors trends in sales and valuations in all of the various categories of collateral. These trends influence how often new appraisals are obtained within the 18-24 month timeframe. For example, a significant number of currently impaired loans are collateralized by residential subdivision lots. The values of this type of collateral have been volatile in recent years, and, therefore, appraisals are generally updated at the lower end of the timeframe (i.e., closer to 18 months), while timberland appraisals would be updated closer to the upper end of the timeframe (i.e., closer to 24 months), as these values have remained more stable. Any observed trend indicating reduced valuations would require updated appraisals. Based on experience, current appraisals are discounted 9% for estimated costs associated with foreclosures and costs to sell. If a loan is evaluated for impairment under ASC Topic 310-10-35, Accounting by Creditors for Impairment of a Loan, and the appraisal is outdated, a new appraisal is ordered. If the new appraisal is not received in sufficient time to assess any required impairment to meet financial reporting obligations, the old appraisal may be discounted to reflect values observed in similar properties. These discounts have ranged from 20% to 30% and are based on the most recent valuation/appraisal information available related to that particular type of loan/collateral. After the new appraisal is obtained, the analysis is updated to reflect the new valuation. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $18,041,521 and $14,956,079 as of June 30, 2013 and December 31, 2012, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

During 2013, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $1,936,664 and $2,097,440 (utilizing Level 3 valuation inputs) as of June 30, 2013 and December 31, 2012, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company has recognized charge-offs of the allowance for possible loan losses totaling approximately $375,667 and $407,043 during the periods ended June 30, 2013 and December 31, 2012, respectively. Foreclosed assets totaling $1,338,363 and $9,270,443 (utilizing Level 3 valuation inputs) were remeasured at fair value at June 30, 2013 and December 31, 2012, respectively, resulting in impairment loss of $361,775 and $3,582,596 on other real estate owned during the periods ended June 30, 2013 and December 31, 2012, respectively.

The following table presents detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2013. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input, as well as the weighted average within the range utilized at June 30, 2013, are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value June 30, 2013	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted- Average)
	(In Thousands of Dollars, except for Percentages)
Nonrecurring fair value measurements:
Impaired loans	$18,042	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal compatibility adjustment (discount)	9% - 10% (9.5%)
Foreclosed property and other real estate	$3,275	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal compatibility adjustment (discount)	9% - 10% (9.5%)

Non-Recurring Fair Value Measurements Using Significant Unobservable Inputs:

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of June 30, 2013 and December 31, 2012.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
Assets:
Cash and cash equivalents	$48,979	$48,979	$48,979	$—	$—
Investment securities available-for-sale	102,621	102,621	—	102,621	—
Investment securities held-to-maturity	35,105	34,453	—	34,453	—
Federal funds sold	5,000	5,000	5,000	—	—
Federal Home Loan Bank stock	681	681	—	681	—
Loans, net of allowance for loan losses	312,008	312,146	—	—	312,146
Liabilities:
Deposits	478,086	478,786	—	478,786	—
Short-term borrowings	456	456	—	456	—

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
Assets:
Cash and cash equivalents	$54,126	$54,126	$54,126	$—	$—
Investment securities available-for-sale	92,614	92,614	—	92,614	—
Investment securities held-to-maturity	21,136	21,185	—	21,185	—
Federal funds sold	5,000	5,000	5,000	—	—
Federal Home Loan Bank stock	936	936	—	936	—
Loans, net of allowance for loan losses	337,400	339,230	—	—	339,230
Liabilities:
Deposits	489,034	490,596	—	490,596	—
Short-term borrowings	638	638	—	638	—

6. INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at June 30, 2013 and December 31, 2012 are as follows:

	Available-for-Sale
	June 30, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In Thousands of Dollars)
Mortgage-backed securities	$83,566	$2,046	$(636)	$84,976
Obligations of states, counties and political subdivisions	12,593	1,103	—	13,696
U.S. treasury securities	4,166	—	(217)	3,949

Total	$100,325	$3,149	$(853)	$102,621

	Held-to-Maturity
	June 30, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In Thousands of Dollars)
U.S. agencies	$35,105	$—	$(652)	$34,453

	Available-for-Sale
	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands of Dollars)
Mortgage-backed securities	$74,117	$3,468	$(32)	$77,553
Obligations of states, counties and political subdivisions	13,395	1,586	—	14,981
U.S. treasury securities	80	—	—	80

Total	$87,592	$5,054	$(32)	$92,614

	Held-to-Maturity
	December 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In Thousands of Dollars)
U.S. agencies	$21,136	$56	$(7)	$21,185

The scheduled maturities of investment securities available-for-sale and held-to-maturity at June 30, 2013 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
	(In Thousands of Dollars)
Maturing within one year	$689	$694	$—	$—
Maturing after one to five years	7,260	7,644	—	—
Maturing after five to ten years	32,793	33,365	15,195	14,995
Maturing after ten years	59,583	60,918	19,910	19,458

Total	$100,325	$102,621	$35,105	$34,453

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At June 30, 2013 and December 31, 2012, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

	Available-for-Sale
	June 30, 2013
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In Thousands of Dollars)
Mortgage-backed securities	$29,615	$(617)	$322	$(19)
U.S. treasury securities	3,869	(217)	—	—

	$33,484	$(834)	$322	$(19)

	Held-to-Maturity
	June 30, 2013
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In Thousands of Dollars)
U.S. agencies	$34,453	$(652)	$—	$—

	Available-for-Sale
	December 31, 2012
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In Thousands of Dollars)
U.S. treasury securities	$80	$—	$—	$—
Mortgage-backed securities	1,173	(3)	5,617	(29)

	$1,253	$(3)	$5,617	$(29)

Held-to-Maturity
December 31, 2012
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
(In Thousands of Dollars)
U.S. agencies	$7,491	$(7)	$—	$—

As of June 30, 2013, two debt securities had been in a loss position for more than twelve months, and twenty-eight debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $64.9 million and $61.6 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes.

There were no gross gains and losses realized on sales of securities available-for-sale during the periods ended June 30, 2013 or December 31, 2012, respectively.

7. INVESTMENTS IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures require valuation as a variable interest entity (“VIE”) under ASC Topic 810, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company consolidates one of the funds in which it has a 99.9% limited partnership interest. The resulting financial impact to the Company of the consolidation was a net increase to total assets of approximately $69,845 as of June 30, 2013. The remaining limited partnership investments are unconsolidated and are accounted for under the cost method as allowed under ASC Topic 325, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $836,163 recorded investment.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Company’s carrying value approximates cost or its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships. Management has no knowledge of intervening events since the date of the partnerships’ financial statements that would have had a material effect on the Company’s consolidated financial position or results of operations.

The Company had no remaining cash commitments to these partnerships at June 30, 2013.

8. LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2013 and December 31, 2012, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	June 30, 2013
	FUSB	ALC	Total
	(In Thousands of Dollars)
Real estate loans:
Construction, land development and other land loans	$15,354	$—	$15,354
Secured by 1-4 family residential properties	35,427	29,651	65,078
Secured by multi-family residential properties	22,415	—	22,415
Secured by non-farm, non-residential properties	127,689	—	127,689
Other	792	—	792
Commercial and industrial loans	37,853	—	37,853
Consumer loans	12,251	46,813	59,064
Other loans	594	—	594

Total loans	252,375	76,464	328,839
Less: Unearned Interest	169	5,027	5,196
Allowance for loan losses	8,622	3,013	11,635

Net loans	$243,584	$68,424	$312,008

	December 31, 2012
	FUSB	ALC	Total
	(In Thousands of Dollars)
Real estate loans:
Construction, land development and other land loans	$30,635	$—	$30,635
Secured by 1-4 family residential properties	38,450	33,047	71,497
Secured by multi-family residential properties	24,187	—	24,187
Secured by non-farm, non-residential properties	129,235	—	129,235
Other	801	—	801
Commercial and industrial loans	42,903	—	42,903
Consumer loans	14,483	47,001	61,484
Other loans	1,037	—	1,037

Total loans	$281,731	$80,048	$361,779
Less: Unearned Interest	175	4,926	5,101
Allowance for loan losses	15,765	3,513	19,278

Net loans	$265,791	$71,609	$337,400

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 70.3% and 70.9% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of June 30, 2013 and December 31, 2012, respectively.

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

Commercial and industrial loans – Includes loans to commercial customers for use in normal business to finance working projects. These credits may be loans and lines of credit to financially strong borrowers, secured by inventories, equipment or receivables, and are generally guaranteed by the principals of the borrower.

Consumer loans – Includes a variety of secured and unsecured personal loans, including automobile loans, loans for household and personal purposes and all other direct consumer installment loans.

Other loans – Other loans comprise overdrawn checking accounts reclassified to loans and overdraft lines of credit.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of USBI, the Bank and ALC, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility, nor do they present other unfavorable features. The amounts of such related party loans and commitments at June 30, 2013 and December 31, 2012 were $3,743,077 and $2,468,563, respectively. During the quarter ended June 30, 2013, new loans to these parties totaled $1,509,242, and repayments by active related parties were $235,807. During the year ended December 31, 2012, new loans to these parties totaled $310,265, and repayments by active related parties were $747,536.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses by reporting segment and loan type as of June 30, 2013 and December 31, 2012:

	FUSB
	June 30, 2013
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Unallocated	Total
Allowance for loan losses:	(In Thousands of Dollars)
Beginning balance	$977	$14,216	$168	$338	$66	$—	$15,765
Charge-offs	448	6,340	116	190	2	—	7,096
Recoveries	39	27	44	3	2	—	115
Provision	534	(895)	37	203	(41)	—	(162)

Ending balance	1,102	7,008	133	354	25	—	8,622

Ending balance individually evaluated for impairment	399	4,378	—	—	—	—	4,777

Ending balance collectively evaluated for impairment	$703	$2,630	$133	$354	$25	$—	$3,845

Loan receivables:
Ending balance	37,853	166,250	12,251	35,427	594	—	252,375

Ending balance individually evaluated for impairment	1,263	40,614	—	306	—	—	42,183

Ending balance collectively evaluated for impairment	$36,590	$125,636	$12,251	$35,121	$594	$—	$210,192

	ALC
	June 30, 2013
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Unallocated	Total
Allowance for loan losses:	(In Thousands of Dollars)
Beginning balance	$—	$—	$2,733	$780	$—	$—	$3,513
Charge-offs	—	—	1,403	282	—	—	1,685
Recoveries	—	—	454	10	—	—	464
Provision	—	—	588	133	—	—	721

Ending balance	—	—	2,372	641	—	—	3,013

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,372	$641	$—	$—	$3,013

Loan receivables:
Ending balance	—	—	46,813	29,651	—	—	76,464

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$46,813	$29,651	$—	$—	$76,464

	FUSB & ALC
	June 30, 2013
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Unallocated	Total
Allowance for loan losses:	(In Thousands of Dollars)
Beginning balance	$977	$14,216	$2,901	$1,118	$66	$—	$19,278
Charge-offs	448	6,340	1,519	472	2	—	8,781
Recoveries	39	27	498	13	2	—	579
Provision	534	(895)	625	336	(41)	—	559

Ending balance	1,102	7,008	2,505	995	25	—	11,635

Ending balance individually evaluated for impairment	399	4,378	—	—	—	—	4,777

Ending balance collectively evaluated for impairment	$703	$2,630	$2,505	$995	$25	$—	$6,858

Loan receivables:
Ending balance	37,853	166,250	59,064	65,078	594	—	$328,839

Ending balance individually evaluated for impairment	1,263	40,614	—	306	—	—	42,183

Ending balance collectively evaluated for impairment	$36,590	$125,636	$59,064	$64,772	$594	$—	$286,656

	FUSB
	December 31, 2012
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$889	$16,533	$306	$684	$78	$201	$18,691
Charge-offs	1,278	3,395	199	199	16	—	5,087
Recoveries	156	606	79	24	2	—	867
Provision	1,210	472	(18)	(171)	2	(201)	1,294

Ending balance	977	14,216	168	338	66	—	15,765

Ending balance individually evaluated for impairment	406	10,818	—	—	—	—	11,224

Ending balance collectively evaluated for impairment	$571	$3,398	$168	$338	$66	$—	$4,541

Loan receivables:
Ending balance	42,903	184,858	14,483	38,450	1,037	—	281,731

Ending balance individually evaluated for impairment	1,085	52,893	—	325	—	—	54,303

Ending balance collectively evaluated for impairment	$41,818	$131,965	$14,483	$38,125	$1,037	$—	$227,428

	ALC
	December 31, 2012
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$—	$—	$2,542	$1,034	$—	$—	$3,576
Charge-offs	—	—	3,249	713	—	—	3,962
Recoveries	—	—	815	40	—	—	855
Provision	—	—	2,625	419	—	—	3,044

Ending balance	—	—	2,733	780	—	—	3,513

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,733	$780	$—	$—	$3,513

Loan receivables:
Ending balance	—	—	47,001	33,047	—	—	80,048

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$47,001	$33,047	$—	$—	$80,048

	FUSB & ALC
	December 31, 2012
		Commercial		Residential
	Commercial	Real Estate	Consumer	Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$889	$16,533	$2,848	$1,718	$78	$201	$22,267
Charge-offs	1,278	3,395	3,448	912	16	—	9,049
Recoveries	156	606	894	64	2	—	1,722
Provision	1,210	472	2,607	248	2	(201)	4,338

Ending balance	977	14,216	2,901	1,118	66	—	19,278

Ending balance individually evaluated for impairment	406	10,818	—	—	—	—	11,224

Ending balance collectively evaluated for impairment	$571	$3,398	$2,901	$1,118	$66	$—	$8,054

Loan receivables:
Ending balance	42,903	184,858	61,484	71,497	1,037	—	361,779

Ending balance individually evaluated for impairment	1,085	52,893	—	325	—	—	54,303

Ending balance collectively evaluated for impairment	$41,818	$131,965	$61,484	$71,172	$1,037	$—	$307,476

Credit Quality Indicators

The Bank has established a credit risk rating system to assess and manage the risk in the loan portfolio. It establishes a uniform framework and common language for assessing and monitoring risk in the portfolio.

The following is a guide for an 8-grade system of credit risk:

1.	Minimal Risk: Borrowers in this category have the lowest risk of any resulting loss. Borrowers are of the highest quality, presently and prospectively.

2.	Better Than Average Risk: Borrowers in the high end of medium range between borrowers who are definitely sound and those with minor risk characteristics.

3.	Moderate Risk: Borrowers in this category have little chance of resulting in a loss. This category should include the average loan, under average economic conditions.

4.	Acceptable Risk: Borrowers in this category have a limited chance of resulting in a loss.

5.	Special Mention (Potential Weakness): Borrowers in this category exhibit potential credit weaknesses or downward trends deserving Bank management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

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

6.	Substandard (Definite Weakness – Loss Unlikely): These are borrowers with defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as substandard.

7.	Doubtful: Borrowers classified doubtful have all the weaknesses found in substandard borrowers with the added provision that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely. The possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Management of borrowers classified doubtful may have demonstrated a history of failing to live up to agreements, unethical or dishonest business practices and/or conviction on criminal charges.

8.	Loss: Borrowers deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these worthless assets, even though partial recovery may be affected in the future.

The table below illustrates the carrying amount of loans by credit quality indicator at June 30, 2013:

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$4,317	$1,156	$9,881	$—	$15,354
Secured by 1-4 family residential properties	30,034	1,199	4,194	—	35,427
Secured by multi-family residential properties	14,182	—	8,233	—	22,415
Secured by non-farm, non-residential properties	95,810	6,263	25,616	—	127,689
Other	792	—	—	—	792
Commercial and industrial loans	34,901	1,163	1,789	—	37,853
Consumer loans	10,867	136	1,248	—	12,251
Other loans	593	—	1	—	594

Total	$191,496	$9,917	$50,962	$—	$252,375

	ALC
	Performing	Nonperforming	Total
	(In Thousands of Dollars)
Loans secured by real estate:
Secured by 1-4 family residential properties	$28,824	$827	$29,651
Consumer loans	45,737	1,076	46,813

Total	$74,561	$1,903	$76,464

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2012:

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$12,653	$1,235	$16,747	$—	$30,635
Secured by 1-4 family residential properties	31,772	1,546	5,132	—	38,450
Secured by multi-family residential properties	10,776	3,132	10,279	—	24,187
Secured by non-farm, non-residential properties	90,139	8,630	30,466	—	129,235
Other	801	—	—	—	801
Commercial and industrial loans	40,607	419	1,877	—	42,903
Consumer loans	13,394	188	901	—	14,483
Other loans	1,036	—	1	—	1,037

Total	$201,178	$15,150	$65,403	$—	$281,731

	ALC
	Performing	Nonperforming	Total
	(In Thousands of Dollars)
Loans secured by real estate:
Secured by 1-4 family residential properties	$32,036	$1,011	$33,047
Consumer loans	46,175	826	47,001

Total	$78,211	$1,837	$80,048

The following table provides an aging analysis of past due loans by class at June 30, 2013:

	FUSB
	As of June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$4,141	$4,141	$11,213	$15,354	$—
Secured by 1-4 family residential properties	379	116	1,318	1,813	33,614	35,427	—
Secured by multi-family residential properties	767	—	1,455	2,222	20,193	22,415	—
Secured by non-farm, non-residential properties	561	165	4,186	4,912	122,777	127,689	—
Other	—	—	—	—	792	792	—
Commercial and industrial loans	816	60	45	921	36,932	37,853	—
Consumer loans	227	4	56	287	11,964	12,251	—
Other loans	—	—	—	—	594	594	—

Total	$2,750	$345	$11,201	$14,296	$238,079	$252,375	$—

ALC
As of June 30, 2013
Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	303	175	768	1,246	28,405	29,651	670
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	947	484	1,032	2,463	44,350	46,813	1,004
Other loans	—	—	—	—	—	—	—

Total	$1,250	$659	$1,800	$3,709	$72,755	$76,464	$1,674

The following table provides an aging analysis of past due loans by class at December 31, 2012:

	FUSB
	As of December 31, 2012
							Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$456	$1,126	$10,329	$11,911	$18,724	$30,635	$—
Secured by 1-4 family residential properties	1,027	572	1,106	2,705	35,745	38,450	—
Secured by multi-family residential properties	—	—	2,884	2,884	21,303	24,187	—
Secured by non-farm, non-residential properties	210	32	4,930	5,172	124,063	129,235	—
Other	—	—	—	—	801	801	—
Commercial and industrial loans	430	59	480	969	41,934	42,903	—
Consumer loans	407	89	66	562	13,921	14,483	—
Other loans	—	—	—	—	1,037	1,037	—

Total	$2,530	$1,878	$19,795	$24,203	$257,528	$281,731	$—

ALC
As of December 31, 2012
Recorded
			Greater				Investment >
	30-59 Days	60-89 Days	Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	348	173	1,075	1,596	31,451	33,047	851
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	989	609	1,159	2,757	44,244	47,001	720
Other loans	—	—	—	—	—	—	—

Total	$1,337	$782	$2,234	$4,353	$75,695	$80,048	$1,571

The following table provides an analysis of nonaccruing loans by class at June 30, 2013 and December 31, 2012:

	Loans on Nonaccrual Status
	June 30, 2013	December 31, 2012
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$5,400	$11,456
Secured by 1-4 family residential properties	2,057	2,441
Secured by multi-family residential properties	1,455	2,884
Secured by non-farm, non-residential properties	5,375	5,809
Commercial and industrial loans	368	822
Consumer loans	192	206

Total loans	$14,847	$23,618

Impaired Loans

At June 30, 2013, the carrying amount of impaired loans consisted of the following:

	June 30, 2013
		Unpaid
	Carrying	Principal	Related
	Amount	Balance	Allowances
	(In Thousands of Dollars)
Impaired loans with no related allowance recorded
Loans secured by real estate:
Construction, land development and other land loans	$5,357	$5,357	$—
Secured by 1-4 family residential properties	306	306	—
Secured by multi-family residential properties	2,367	2,367	—
Secured by non-farm, non-residential properties	10,740	10,740	—
Commercial and industrial	594	594	—

Total loans with no related allowance recorded	$19,364	$19,364	$—

Impaired loans with an allowance recorded
Loans secured by real estate:
Construction, land development and other land loans	$3,671	$3,671	$1,057
Secured by multi-family residential properties	5,866	5,866	1,726
Secured by non-farm, non-residential properties	12,613	12,613	1,595
Commercial and industrial	669	669	399

Total loans with an allowance recorded	$22,819	$22,819	$4,777

Total impaired loans
Loans secured by real estate:
Construction, land development and other land loans	$9,028	$9,028	$1,057
Secured by 1-4 family residential properties	306	306	—
Secured by multi-family residential properties	8,233	8,233	1,726
Secured by non-farm, non-residential properties	23,353	23,353	1,595
Commercial and industrial	1,263	1,263	399

Total impaired loans	$42,183	$42,183	$4,777

At December 31, 2012, the carrying amount of impaired loans consisted of the following:

	December 31, 2012
		Unpaid
	Carrying	Principal	Related
	Amount	Balance	Allowances
	(In Thousands of Dollars)
Impaired loans with no related allowance recorded
Loans secured by real estate:
Construction, land development and other land loans	$2,645	$2,645	$—
Secured by 1-4 family residential properties	325	325	—
Secured by multi-family residential properties	3,027	3,027	—
Secured by non-farm, non-residential properties	21,471	21,471	—
Commercial and industrial	655	655	—

Total loans with no related allowance recorded	$28,123	$28,123	$—

Impaired loans with an allowance recorded
Loans secured by real estate:
Construction, land development and other land loans	$12,658	$12,658	$7,453
Secured by multi-family residential properties	7,252	7,252	1,865
Secured by non-farm, non-residential properties	5,840	5,840	1,500
Commercial and industrial	430	430	406

Total loans with an allowance recorded	$26,180	$26,180	$11,224

Total impaired loans
Loans secured by real estate:
Construction, land development and other land loans	$15,303	$15,303	$7,453
Secured by 1-4 family residential properties	325	325	—
Secured by multi-family residential properties	10,279	10,279	1,865
Secured by non-farm, non-residential properties	27,311	27,311	1,500
Commercial and industrial	1,085	1,085	406

Total impaired loans	$54,303	$54,303	$11,224

The average net investment in impaired loans and interest income recognized and received on impaired loans at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Average Recorded	Interest Income	Interest Income
	Investment	Recognized	Received
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$13,155	$94	$95
Secured by 1-4 family residential properties	313	4	4
Secured by multi-family residential properties	9,831	209	199
Secured by non-farm, non-residential properties	25,212	573	535
Commercial and industrial	1,050	33	32

Total impaired loans	$49,561	$913	$865

	December 31, 2012
	Average Recorded	Interest Income	Interest Income
	Investment	Recognized	Received
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$18,283	$546	$598
Secured by 1-4 family residential properties	146	10	10
Secured by multi-family residential properties	4,942	483	455
Secured by non-farm, non-residential properties	29,627	1,452	1,477
Commercial and industrial	1,222	38	42

Total impaired loans	$54,220	$2,529	$2,582

Loans on which the accrual of interest has been discontinued amounted to $14,847,248 and $23,618,330 at June 30, 2013 and December 31, 2012, respectively. If interest on those loans had been accrued, such income would have approximated $380,877 and $1,058,377 for the quarter ended June 30, 2013 and the year ended December 31, 2012, respectively. Interest income actually recorded on those loans amounted to $20,626 and $157,601 for the quarter ended June 30, 2013 and the year ended December 31, 2012, respectively. Accruing loans past due 90 days or more amounted to $1,673,624 and $1,570,548 at June 30, 2013 and December 31, 2012, respectively.

Troubled Debt Restructurings

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on nonaccrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. Based on the above, the Company had $8,332,305 and $12,397,049 of non-accruing loans that were restructured and remained on nonaccrual status at June 30, 2013 and December 31, 2012, respectively.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio as of June 30, 2013 and December 31, 2012, as well as the recorded investment and unpaid principal balance as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
		Pre-Modification	Post-		Pre-Modification	Post-
		Outstanding	Modification		Outstanding	Modification
	Number	Principal	Principal	Number	Principal	Principal
	of Loans	Balance	Balance	of Loans	Balance	Balance
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	8	$12,580	$6,280	10	$11,267	$9,988
Secured by 1-4 family residential properties	5	449	418	4	596	586
Secured by non-farm, non-residential properties	8	1,801	1,508	6	1,811	1,586
Commercial loans	3	371	345	4	380	356

Total	24	$15,201	$8,551	24	$14,054	$12,516

The following table provides the number of loans modified in a troubled debt restructuring that have subsequently defaulted, by loan portfolio, as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
	(In Thousands of Dollars)
Troubled debt restructurings that have subsequently defaulted:
Construction, land development and other land loans	—	$—	6	$7,062
Secured by non-farm, non-residential properties	5	1,210	2	433
Commercial	—	—	2	68

Total	5	$1,210	10	$7,563

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure, principal reduction or some combination of these concessions. During the quarter ended June 30, 2013 and the year ended December 31, 2012, restructured loan modifications of loans secured by real estate, commercial and industrial loans primarily included maturity date extensions and payment schedule modifications.

The change in troubled debt restructuring from December 31, 2012 to June 30, 2013 was as follows:

	June 30, 2013	December 31, 2012	Change
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$6,280	$9,988	$(3,708)
Secured by 1-4 family residential properties	418	586	(168)
Secured by non-farm, non-residential properties	1,508	1,586	(78)
Commercial and industrial loans	345	356	(11)

Total	$8,551	$12,516	(3,965)

All loans $500,000 and over, modified in a troubled debt restructuring and rated substandard or lower, are evaluated for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, is considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses of $1,291,911 and $6,322,593 at June 30, 2013 and December 31, 2012, respectively.

9. OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the six months ended June 30, 2013 and 2012:

	June 30, 2013
	FUSB	ALC	Total
	(In Thousands of Dollars
Beginning balance	$11,089	$2,197	$13,286
Transfers from loans	1,735	263	1,998
Sales proceeds	(1,011)	(830)	(1,841)
Gross gains	51	21	72
Gross losses	(109)	(667)	(776)

Net losses	(58)	(646)	(704)
Impairment	(153)	(209)	(362)

Ending balance	$11,602	$775	$12,377

	June 30, 2012
	FUSB	ALC	Total
	(In Thousands of Dollars)
Beginning balance	$12,607	$4,168	$16,775
Transfers from loans	2,732	456	3,188
Sales proceeds	(697)	(938)	(1,635)
Gross gains	9	27	36
Gross losses	(43)	(453)	(496)

Net losses	(34)	(426)	(460)
Impairment	(2,604)	(259)	(2,863)

Ending balance	$12,004	$3,001	$15,005

Valuation adjustments are primarily recorded in other non-interest expense; adjustments are also recorded as a charge to the allowance for loan losses if incurred within 60 days after the date of transfer from loans. Valuation adjustments are primarily post-foreclosure write-downs that are a result of declining property values based on updated appraisals or other indications of value, such as offers to purchase.

10. SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. There were no such amounts outstanding at June 30, 2013 or December 31, 2012.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at June 30, 2013 and December 31, 2012 were $455,943 and $638,000, respectively.

At June 30, 2013, the Bank had $17.8 million in available federal fund lines from correspondent banks.

11. LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At June 30, 2013 and December 31, 2012, no advances were outstanding, and no assets were pledged.

At June 30, 2013, the Bank had $166.7 million in available credit from the FHLB.

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

As of June 30, 2013, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2013. As of June 30, 2013, the Company had accrued no interest and no penalties related to uncertain tax positions.

The consolidated tax expense (benefit) differed from the amount computed by applying the federal statutory income tax rate of 34.0%, as described in the following table:

	June 30, 2013	June 30, 2012
	(In Thousands of Dollars)
Income tax expense (benefit) at federal statutory rate	$994	$(77)
Increase (decrease) resulting from:
Tax-exempt interest	(193)	(175)
State income tax expense (benefit), net of federal income taxes	114	(24)
Other	(59)	(84)

Total	$856	$(360)

The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The Company is currently in a three-year cumulative loss position, which represents negative evidence. As of June 30, 2013, of the $7.5 million net deferred tax asset, $4.4 million relates to the provision for loan losses, $1.8 million relates to impairment of other real estate owned (“OREO”) and $1.6 million resulted from deferred compensation. As of December 31, 2012, of the $9.5 million net deferred tax asset, $7.3 million relates to the provision for loan losses, $2.3 million relates to impairment of OREO and $1.5 million resulted from deferred compensation.

At June 30, 2013, positive evidence supporting the realization of the deferred tax asset included a strong earnings history, exclusive of loan loss provisions and other real estate write-downs, which created the most significant portion of the deferred asset. The majority of these provisions and write-downs resulted from one type of loan – real estate development. The Company believes that impaired loans of this type have been identified and adequately reserved. Management has projected taxable income over the next five years, resulting from reduced provisions for loan losses and write-downs of OREO. Except in unusual circumstances, the Company no longer invests in these types of loans.

Along with the taxable income in 2012 and the first and second quarters of 2013, the Company has projected future taxable income over the next five tax years, although there can be no assurance that such income will be realized due to unanticipated changes in economic, competitive and other factors. Further positive evidence includes the Company’s strong capital position and history of significant pre-tax earnings, which the Company believes outweighs the negative evidence of recent pre-tax losses. Accordingly, a valuation allowance has not been established at June 30, 2013.

13. SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. These segments are composed of USBI’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in USBI’s Annual Report on Form 10-K for the period ended December 31, 2012. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(In Thousands of Dollars)
For the three months ended June 30, 2013
Net interest income	$4,181	$3,511	$3	$—	$7,695
Provision for loan losses	(200)	253	—	—	53
Total non-interest income	929	349	1,437	(1,487)	1,228
Total non-interest expense	4,666	2,529	199	(218)	7,176

Income before income taxes	644	1,078	1,241	(1,269)	1,694
Provision for income taxes	96	415	1	—	512

Net income	$548	$663	$1,240	$(1,269)	$1,182

Other significant items:
Total assets	$557,364	$71,769	$75,355	$(148,782)	$555,706
Total investment securities	137,646	—	80	—	137,726
Total loans, net	299,497	68,424	—	(55,913)	312,008
Investment in subsidiaries	784	—	70,136	(70,915)	5
Fixed asset additions	33	7	—	—	40
Depreciation expense	137	38	—	—	175
Total interest income from external customers	4,123	4,309	—	—	8,432
Total interest income from affiliates	798	—	3	(801)	—
For the six months ended June 30, 2013:
Net interest income	$8,516	$6,979	$5	$—	$15,500
Provision for loan losses	(162)	721	—	—	559
Total non-interest income	2,326	685	2,511	(2,671)	2,851
Total non-interest expense	9,285	5,661	361	(439)	14,868

Income before income taxes	1,719	1,282	2,155	(2,232)	2,924
Provision for income taxes	358	496	2	—	856

Net income	$1,361	$786	$2,153	$(2,232)	$2,068

Other significant items:
Fixed asset additions	$63	$17	$—	$—	$80
Depreciation expense	261	79	—	—	340
Total interest income from external customers	8,398	8,628	—	—	17,026
Total interest income from affiliates	1,649	—	4	(1,653)	—

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended June 30, 2012:
Net interest income	$4,946	$3,620	$5	$—	$8,571
Provision for loan losses	20	448	—	—	468
Total non-interest income	957	334	1,666	(1,626)	1,331
Total non-interest expense	4,707	2,696	219	(182)	7,440

Income before income taxes	1,176	810	1,452	(1,444)	1,994
Provision for income taxes	308	314	1	—	623

Net income	$868	$496	$1,451	$(1,444)	$1,371

Other significant items:
Total assets	$604,227	$82,382	$72,921	$(156,245)	$603,285
Total investment securities	112,545	—	75	—	112,620
Total loans, net	347,404	75,549	—	(67,542)	355,411
Investment in subsidiaries	1,286	—	67,645	(68,926)	5
Fixed asset additions	58	17	—	—	75
Depreciation expense	141	39	—	—	180
Total interest income from external customers	5,153	4,595	—	—	9,748
Total interest income from affiliates	975	—	5	(980)	—
For the six months ended June 30, 2012:
Net interest income	$9,932	$7,180	$9	$—	$17,121
Provision for loan losses	1,523	1,160	—	—	2,683
Total non-interest income	1,970	658	644	(667)	2,605
Total non-interest expense	11,703	5,563	369	(365)	17,270

Income (loss) before income taxes	(1,324)	1,115	284	(302)	(227)
Provision for (benefit from) income taxes	(796)	433	3	—	(360)

Net income (loss)	$(528)	$682	$281	$(302)	$133

Other significant items:
Fixed asset additions	$112	$177	$—	$—	$289
Depreciation expense	282	78	—	—	360
Total interest income from external customers	10,594	9,164	—	—	19,758
Total interest income from affiliates	1,983	—	9	(1,992)	—

14. GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the quarters ended June 30, 2013 and 2012, there were no credit losses associated with derivative contracts.

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

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)
Standby Letters of Credit	$1,022	$1,092
Commitments to Extend Credit	$29,482	$32,123

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at June 30, 2013 and December 31, 2012 was $1.0 million, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At June 30, 2013 and December 31, 2012, there were no outstanding commitments to purchase and sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC (“Graves Automotive”), Malcomb Graves and Tina Graves filed a lawsuit in the Circuit Court of Shelby County, Alabama against USBI, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, was named as a co-defendant, and ALC and the Bank filed a crossclaim against him seeking, among other relief, defense and indemnification for any damages suffered in the underlying lawsuit. The underlying complaint alleged that the defendants committed fraud in misrepresenting to Graves Automotive the amounts that Graves Automotive owed on certain loans and failing to credit Graves Automotive properly for certain loans. The defendants moved to compel arbitration, and the trial court denied the defendants’ motion. The defendants appealed this decision, and, on September 29, 2010, the Alabama Supreme Court affirmed the trial court’s denial of defendants’ motion. Following the return of the case to the active docket, on November 30, 2010, ALC and the Bank moved to dismiss the lawsuit. In response to this motion to dismiss, on June 15, 2011, the Circuit Court dismissed all claims against USBI, the Bank and their respective directors and officers and all claims that were brought by Malcomb Graves and Tina Graves in their individual capacities. The Circuit Court also dismissed Graves Automotive’s claims for conversion and negligent supervision against ALC and ordered Graves

Automotive to re-plead its fraud allegations against ALC with more particularity. On September 15, 2011, Graves Automotive filed a third amended complaint in response to the Circuit Court’s June 15, 2011 order. In its third amended complaint, Graves Automotive asserted claims against ALC for breach of contract, fraud, unjust enrichment and conversion. ALC moved to dismiss the third amended complaint on many of the same grounds as set forth in its previous motion to dismiss. On October 13, 2011, the Circuit Court dismissed Graves Automotive’s conversion claim and again ordered Graves Automotive to re-plead its fraud claims with more particularity, this time within 60 days. On December 12, 2011, Graves Automotive filed its fourth amended complaint, this time asserting only two counts, breach of contract and unjust enrichment. Despite removing the fraud claims, the fourth amended complaint still requests punitive damages. On January 11, 2012, ALC filed a motion to dismiss the fourth amended complaint and to strike Graves Automotive’s request for punitive damages. This motion was heard on November 27, 2012, and the Circuit Court struck the punitive damages claim but allowed the breach of contract and unjust enrichment claims to go forward. Because the case has been at a virtual standstill since the November 27, 2012 hearing, ALC recently requested a status conference with the Circuit Court. The Circuit Court granted this request and set the case for a status conference on September 24, 2013. ALC also recently made a nominal settlement offer to avoid the costs associated with additional litigation. ALC has yet to receive a response to this offer. Although the ultimate outcome of this matter remains unknown, ALC continues to deny the allegations against it in the underlying lawsuit with respect to the remaining claims and intends to vigorously defend itself in this matter.

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

On or about June 1, 2012, a former employee filed a complaint against the Bank with the Occupational Safety and Health Administration (“OSHA”) alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act, 18 U.S.C. § 1514A (“Section 806”), and Section 1057 of the Consumer Financial Protection Act, 12 U.S.C. § 5567, in connection with his separation from the Bank in April 2012. Based on its investigation, OSHA concluded it had no reasonable cause to believe the statutes were violated. As was his right, however, the former employee timely requested a hearing before an Administrative Law Judge (“ALJ”) and filed an amended complaint in that forum. The Bank filed a motion to dismiss the amended complaint (in lieu of an answer), and the motion has been granted as to all claims other than the claim alleging a violation of Section 806. The ALJ has suspended all discovery and is allowing the former employee to pursue, by subpoena to the Federal Deposit Insurance Corporation and the Alabama State Banking Department, the confidential supervisory information, if any, that relates to the Section 806 claim. This discovery from third-party agencies will run its course before other discovery by the parties is resumed. Although the Bank believes that the remaining Section 806 claim is wholly without merit and that it will be able to demonstrate several meritorious defenses, it is too early to assess the likelihood of a resolution of this matter or the possibility of an unfavorable outcome.

USBI and its subsidiaries also are parties to other litigation, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and consolidated financial information are presented to aid in an understanding of the current consolidated financial position, changes in financial position and results of operations of United Security Bancshares, Inc. (“USBI”). USBI is the parent holding company of First United Security Bank (the “Bank” or “FUSB”). The Bank operates a finance company, Acceptance Loan Company, Inc. (“ALC”). USBI has no operations of any consequence other than the ownership of its subsidiaries.

The accounting principles and reporting policies of USBI and its subsidiaries (collectively, “the Company”), and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the financial services industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these estimates, which significantly affect the determination of consolidated financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in USBI’s Annual Report on Form 10-K for the year ended December 31, 2012.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2013 to year-end 2012, while comparing income and expense for the three- and six-month periods ended June 30, 2013 and 2012.

All yields and ratios presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in USBI’s Annual Report on Form 10-K for the year ended December 31, 2012.

COMPARING THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2013 TO THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2012

Net income for the Company in the second quarter of 2013 was $1.2 million, compared to net income for the Company of $1.4 million for the second quarter of 2012, resulting in a decrease of basic net income per share from $0.23 per share during the second quarter of 2012 to $0.20 per share in the same quarter of 2013.

For the three-month period ended June 30, 2013, the Bank had net income of $548,000, compared to net income of $868,000 for the same quarter of 2012. The decline in income for the second quarter of 2013 compared to the same quarter of 2012 was primarily the result of a $1.2 million decline in interest income, offset somewhat by a $442,000 decrease in interest expense. The decline in interest income resulted from an overall decrease in the average volume and yield on loans. For the six-month period ended June 30, 2013, the Bank had net income of $1.4 million, compared to net loss of $528,000 for the same period in 2012. For the six-month period, the increase in net income for the Bank resulted primarily from lower impairment charges on other real estate owned (“OREO”) and lower provisions for loan losses.

Net income for ALC for the three-month period ended June 30, 2013 was $663,000, compared to $496,000 for the same quarter of 2012. For the six-month period ended June 30, 2013, net income for ALC was $786,000, compared to $682,000 for the same period in 2012. Improvement in both periods for ALC resulted from lower provisions for loan losses.

Interest income for the Company in the 2013 second quarter decreased $1.3 million, or 13.5%, compared to the second quarter of 2012. For the six months ended June 30, 2013, interest income decreased $2.7 million, or 13.8%, compared with the same period in 2012. The decrease in interest income during these periods was primarily due to a decrease in interest earned on loans resulting from an overall decrease in the average volume of loans and the decrease in the average yield on loans and investment securities. Interest income at the Bank for the 2013 second quarter decreased $1.1 million, or 20.0%, compared to the second quarter of 2012. For the six months ended June 30, 2013, interest income decreased $2.2 million, or 20.7%, compared with the same period of 2012. Interest income at ALC for the second quarter of 2013 decreased $286,000, or 6.2%, compared to the second quarter of 2012. For the six months ended June 30, 2013, interest income at ALC decreased $535,000, or 5.8%, compared with the same period of 2012. The decreases in interest income at the Bank and ALC were due to an overall decrease in the average volume of loans and a decrease in yield on loans. Interest income on investment securities decreased due to the decrease in the average yield of investment securities. Loan demand continues to be weak due to continuing challenging economic conditions in the Company’s market area.

Interest expense for the Company in the 2013 second quarter decreased $440,000, or 37.4%, compared to the second quarter of 2012. Interest expense decreased $1.1 million, or 42.1%, to $1.5 million for the first six months of 2013, compared to $2.6 million for the first six months of 2012. These decreases resulted from decreased volume of certificates of deposit, as well as lower interest rates paid on certificates of deposit. As longer term certificates of deposit mature, they reprice at lower rates, as rates on deposits remain at record historical lows.

Net interest income for the Company decreased $876,000, or 10.2%, for the second quarter of 2013, and decreased $1.6 million, or 9.5%, for the first six months of 2013, compared to the same periods in 2012, respectively. The net interest margin declined from 6.09% for the six months ended June 30, 2012 to 6.02% for the six months ended June

30, 2013, and from 6.16% for the second quarter of 2012 to 5.97% for the second quarter of 2013. Loan and investment yields declined for the three- and six-month periods ended June 30, 2013, compared to the same periods in 2012. The cost of funds declined due to a decline in interest rates paid on interest bearing deposits. Asset yields and funds costs have stabilized, and the net interest margin is expected to remain near current levels until the Federal Reserve adjusts rates.

The provision for loan losses for the Company was $53,000, or 0.06% annualized of average loans, in the second quarter of 2013, compared to $468,000, or 0.5% annualized of average loans, in the second quarter of 2012. For the six months ended June 30, 2013, the provision for loan losses decreased to $559,000, compared to $2.7 million for the same period in 2012. The annualized provision as a percent of average loans was 0.33% for the first six months of 2013, compared to 1.4% for the same period in 2012. Net charge-offs at the Company level were $5.2 million for the 2013 second quarter and $8.2 million for the first six months of 2013, compared to $1.1 million and $4.8 million for the same periods in 2012. The substantial increase in net charge-offs resulted from the actual charge-down of several large commercial real estate loans at the Bank that had been identified as non-performing, with the appropriate allowance allocated, and no additional provision was required.

The provision for loan losses at the Bank was a negative provision of $(200,000) for the 2013 second quarter and $(162,000) for the six months ended June 30, 2013. Net charge-offs increased $4.2 million to $4.7 million for the second quarter of 2013 and increased $3.6 million to $7.0 million for the six months ended June 30, 2013, when compared to the same periods in 2012.

The provision for loan losses at ALC decreased to $253,000 for the second quarter of 2013, compared to $448,000 for the same period of 2012. For the six-month period ended June 30, 2013, the provision was $721,000, compared to $1.2 million for the same period in 2012. Net charge-offs for the second quarter of 2013 were $562,000, compared to $620,000 for the second quarter of 2012. For the six-month period ended June 30, 2013, net charge-offs were $1.2 million, compared to $1.4 million for the first six months of 2012.

Total non-interest income for the Company decreased $103,000, or 7.7%, for the second quarter of 2013 and increased $246,000, or 9.4%, for the first six months of 2013. Service charges on deposit accounts decreased $45,000 for the second quarter of 2013, and decreased $83,000 for the six-month period ended June 30, 2013, when compared to the same periods in 2012, primarily due to decreased fees generated from customer overdrafts and non-sufficient funds in both quarters of 2013. Other income increased $391,000 for the six-month period ended June 30, 2013 compared to the same period in 2012. This increase is attributable to a non-recurring prepayment penalty of $484,000 from the early payoff of a mortgage-backed pool received in the first quarter of 2013.

Total non-interest expense decreased $264,000, or 3.5%, for the 2013 second quarter and decreased $2.4 million, or 13.9%, for the six months ended June 30, 2013, compared to the same periods in 2012. Salary and employee benefits increased $251,000 when comparing the second quarter of 2013 to the second quarter of 2012 and increased $498,000 for the six months ended June 30, 2013 compared to the same period in 2012. For the 2013 second quarter, impairment on other real estate increased $135,000, and realized loss on sale of OREO increased $6,000. For the six months ended June 30, 2013, impairment on OREO decreased $2.5 million, and realized loss on sale of OREO increased $245,000. Management was able to reduce OREO in 2012 and in the first and second quarters of 2013, which resulted in lower impairment expense on OREO. If the economy remains weak and real estate values decline, however, further impairment and losses could occur.

Income tax expense for the second quarter of 2013 was $512,000, compared to $623,000 for the same period of 2012. For the six-month period ended June 30, 2013, income tax expense was $856,000, compared to a tax benefit of $360,000 for the same period of 2012. Management estimates the effective tax rate for the Company to be approximately 30.0% of pre-tax income for the period ended June 30, 2013.

COMPARING THE JUNE 30, 2013 STATEMENTS OF FINANCIAL CONDITION TO DECEMBER 31, 2012

In comparing consolidated financial condition at June 30, 2013 to December 31, 2012, total assets decreased $11.4 million to $555.7 million, while liabilities decreased $11.8 million to $486.7 million. Shareholders’ equity increased $364,000 as a result of net income of $2.1 million, offset somewhat by a $1.7 million decrease in accumulated other comprehensive income.

Investment securities increased $24.0 million, or 21.1%, during the first six months of 2013. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $33.1 million, from $356.7 million at December 31, 2012 to $323.6 million at June 30, 2013. Deposits decreased $10.9 million, or 2.2%, during the first six months of 2013. Loans, net of unearned income, at ALC decreased $3.7 million, from $75.1 million at December 31, 2012 to $71.4 million at June 30, 2013. Loans at the Bank, after consolidation eliminations, decreased $29.4 million, from $281.6 million at December 31, 2012 to $252.2 million at June 30, 2013.

Other assets declined $3.3 million from December 31, 2012 to June 30, 2013. This reduction resulted primarily from a $2.9 million income tax refund receivable and a $465,000 refund receivable from prepaid FDIC assessments as of December 31, 2012. All other components of other assets remained fairly consistent for the six month period.

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

At June 30, 2013, the allowance for loan losses was $11.6 million, or 3.6% of loans net of unearned income, compared to $19.3 million, or 5.4% of loans net of unearned income, at December 31, 2012. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 40.3% at June 30, 2013, compared to 50.1% at December 31, 2012. The level of non-performing and impaired loans has decreased since December 31, 2012 through collections, charge-offs and upgrades. The impairment and reserve required by loans evaluated individually for impairment has decreased. In addition, the historical loss ratios utilized in calculating the allowance for loan losses for the remaining portion of the loan portfolio, which is evaluated collectively for impairment, have also decreased. These factors have contributed to the decreased allowance for loan losses.

Net charge-offs for 2013 as of June 30, 2013 were $8.2 million, or 4.8% of average loans on an annualized basis, an increase of 41.5%, or $3.4 million, from the charge-offs of $4.8 million, or 2.5% of average loans on an annualized basis, reported a year earlier as of June 30, 2012. The provision for loan losses for the six months ended June 30, 2013 was $559,000, compared to $2.7 million for the same period of 2012.

Non-performing assets were as follows (in thousands of dollars):

	Consolidated
	June 30,	December 31,	June 30,
	2013	2012	2012
Loans Accounted for on a Nonaccrual Basis	$14,847	$23,618	$17,533
Accruing Loans Past Due 90 Days or More	1,674	1,571	1,661
Real Estate Acquired in Settlement of Loans	12,377	13,286	15,005

Total	$28,898	$38,475	$34,199
Non-Performing Assets as a Percentage of Net
Loans and Other Real Estate	8.60%	10.40%	8.76%

	FUSB
	June 30,	December 31,	June 30,
	2013	2012	2012
Loans Accounted for on a Nonaccrual Basis	$14,618	$23,351	$16,087
Accruing Loans Past Due 90 Days or More	—	—	41
Real Estate Acquired in Settlement of Loans	11,602	11,089	12,004

Total	$26,220	$34,440	$28,132
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	9.94%	11.77%	9.11%

	ALC
	June 30,	December 31,	June 30,
	2013	2012	2012
Loans Accounted for on a Nonaccrual Basis	$229	$267	$1,446
Accruing Loans Past Due 90 Days or More	1,674	1,571	1,620
Real Estate Acquired in Settlement of Loans	775	2,197	3,001

Total	$2,678	$4,035	$6,067
Non-Performing Assets as a Percentage of Net Loans and Other Real Estate	3.71%	5.22%	11.22%

Non-performing assets as a percentage of net loans and other real estate was 8.60% at June 30, 2013 and 10.40% at December 31, 2012. Loans on nonaccrual status decreased $8.8 million, accruing loans past due 90 days or more increased $103,000 and real estate acquired in settlement of loans decreased $0.9 million from December 31, 2012. The Company forecasts that challenging economic conditions and the weakened real estate market in the Company’s market area will continue to put downward pressure on real estate collateral values and will impact the Company’s ability to reduce non-performing assets. OREO as of June 30, 2013 consisted of six residential properties totaling $473,911 and thirty-three commercial properties totaling $11.1 million at the Bank and thirty-one residential properties totaling $505,413 and fifteen commercial properties totaling $269,326 at ALC. Every effort is made to dispose of these properties in a timely manner, but these efforts continue to be hampered by current economic conditions. Real estate values are depressed, and the real estate market remains weakened in all of the Company’s market areas. Management reviews these non-performing assets and reports to the Board of Directors of the Bank monthly. Loans past due 90 days or more and still accruing are reviewed by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to nonaccrual status and their asset values downgraded.

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

The Bank currently has up to $166.7 million in borrowing capacity from the FHLB and $17.8 million in established federal funds lines.

USBI and the Bank are required to maintain certain levels of regulatory capital. At June 30, 2013 and December 31, 2012, USBI and the Bank were in compliance with all regulatory capital requirements.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources or operation of the Company. However, USBI and its subsidiaries are defendants in certain claims and legal actions arising in the ordinary course of business. See Note 14 to Item 1, “Guarantees, Commitments and Contingencies,” for a discussion of such claims and legal actions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary functions of asset and liability management are to (1) assure adequate liquidity, (2) maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities, (3) maximize the profit of the Bank and (4) reduce risks to the Bank’s capital. Liquidity management involves the ability to meet day-to-day cash flow requirements of the Bank’s customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform a primary function under its role as a financial intermediary and would not be able to meet the needs of the communities that it serves. Interest rate risk management focuses on the maturity structure and repricing characteristics of the Bank’s assets and liabilities when changes occur in market interest rates. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on short- and long-term net interest margin and net interest income.

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments and maturities of loans and maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $155.5 million at December 31, 2012 and $127.0 million at June 30, 2013.

Investment securities forecasted to mature or reprice over the next twelve months ending June 30, 2014 are estimated to be $14.0 million, or approximately 10.2% of the investment portfolio, as of June 30, 2013. For comparison, principal payments on investment securities totaled $19.4 million, or 14.1% of the investment portfolio, as of June 30, 2013.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of June 30, 2013, the bond portfolio had an expected average maturity of 2.7 years, and approximately 80.1% of the $137.7 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

At each of June 30, 2013 and December 31, 2012, the Bank had short-term borrowings that, on average, represented 0.9% of total liabilities and equity. The Bank had no long-term debt outstanding during 2013 to date or at year-end 2012.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in USBI’s Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2013, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Company’s management concluded, as of June 30, 2013, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in USBI’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 14 to Item 1, “Guarantees, Commitments and Contingencies,” for information regarding certain litigation matters relating to the Company.

USBI and its subsidiaries also are parties to litigation other than as described in Note 14 to Item 1, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in USBI’s Annual Report on Form 10-K for the year ended December 31, 2012 that could materially affect the Company’s business, financial condition or future results. The risks described in USBI’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of USBI or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of USBI’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
April 1 – April 30	—		$0.00	0	242,303
May 1 – May 31	3,200	(2)	$8.63	0	242,303
June 1 – June 30	7,200	(2)	$9.63	0	242,303
Total	10,400		$9.32	0	242,303

(1)	On December 17, 2012, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, USBI is authorized to repurchase up to 642,785 shares of common stock. The expiration date of the extended repurchase program is December 31, 2013. As of June 30, 2013, there were 242,303 shares that may still be purchased under the program.

(2)	10,400 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: August 14, 2013

BY:	/s/ Robert Steen
Robert Steen

Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

3.2A	First Amendment to the Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed February 24, 2012.

10.1	United Security Bancshares, Inc. 2013 Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 22, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File for the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.