Form 10-Q
period 2013-09-30
UNITED SECURITY BANCSHARES INC
filed 2013-11-13
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2013
Common Stock, $0.01 par value	6,028,091 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“USBI”) and its subsidiaries (collectively, the “Company”), through its senior management, from time to time makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “forecast,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in USBI’s Securities and Exchange Commission filings and other public announcements, including the risk factors described in Part I, Item 1A of USBI’s Annual Report on Form 10-K, for the year ended December 31, 2012. Specifically, with respect to statements relating to loan demand, growth and earnings potential and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and Due from Banks	$12,048	$12,181
Interest Bearing Deposits in Banks	31,430	41,945

Total Cash and Cash Equivalents	43,478	54,126
Federal Funds Sold	5,000	5,000
Investment Securities Available-for-Sale, at fair value	121,744	92,614
Investment Securities Held-to-Maturity, at amortized cost	35,108	21,136
Federal Home Loan Bank Stock, at cost	906	936
Loans, net of allowance for loan losses of $9,282 and $19,278, respectively	304,778	337,400
Premises and Equipment, net	8,756	8,903
Cash Surrender Value of Bank-Owned Life Insurance	13,565	13,303
Accrued Interest Receivable	2,527	3,101
Investment in Limited Partnerships	819	836
Other Real Estate Owned	11,372	13,286
Other Assets	11,949	16,492

Total Assets	$560,002	$567,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$476,020	$489,034
Accrued Interest Expense	263	413
Other Liabilities	7,535	8,401
Short-Term Borrowings	1,777	638
Long-Term Borrowings	5,000	—

Total Liabilities	$490,595	$498,486

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,327,560 shares issued; 6,028,091 and 6,023,622 shares outstanding, respectively	73	73
Surplus	9,284	9,284
Accumulated Other Comprehensive Income, net of tax	796	3,139
Retained Earnings	80,259	77,287
Less Treasury Stock: 1,299,469 and 1,303,938 shares at cost, respectively	(20,992)	(21,123)
Noncontrolling Interest	(13)	(13)

Total Shareholders’ Equity	69,407	68,647

Total Liabilities and Shareholders’ Equity	$560,002	$567,133

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

INTEREST INCOME:
Interest and Fees on Loans	$7,413	$8,488	$23,020	$26,454
Interest on Investment Securities	857	840	2,276	2,632

Total Interest Income	8,270	9,328	25,296	29,086

INTEREST EXPENSE:
Interest on Deposits	693	1,027	2,215	3,549
Interest on Borrowings	9	4	13	119

Total Interest Expense	702	1,031	2,228	3,668

NET INTEREST INCOME	7,568	8,297	23,068	25,418

PROVISION FOR LOAN LOSSES	240	492	799	3,175

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,328	7,805	22,269	22,243

NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	586	639	1,734	1,870
Credit Life Insurance Income	239	272	518	613
Other Income	466	542	1,890	1,575

Total Non-Interest Income	1,291	1,453	4,142	4,058

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	4,029	3,433	12,006	10,912
Occupancy Expense	495	488	1,456	1,416
Furniture and Equipment Expense	301	317	865	970
Impairment on Other Real Estate	215	377	577	3,241
Loss on Sale of Other Real Estate	48	572	753	1,032
Other Expense	2,277	2,375	6,576	7,261

Total Non-Interest Expense	7,365	7,562	22,233	24,832

INCOME BEFORE INCOME TAXES	1,254	1,696	4,178	1,469

PROVISION FOR INCOME TAXES	350	517	1,206	157

NET INCOME	$904	$1,179	$2,972	$1,312

BASIC AND DILUTED NET INCOME PER SHARE	$0.15	$0.20	$0.49	$0.22

DIVIDENDS PER SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net income	$904	$1,179	$2,972	$1,312
Other comprehensive income :
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax (benefit) of $(384), $74, $(1,406) and $279, respectively	(639)	123	(2,343)	465

Total comprehensive income	$265	$1,302	$629	$1,777

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,972	$1,312
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	520	524
Amortization of premiums and discounts, net	641	890
Provision for loan losses	799	3,175
Impairment of OREO	577	3,241
Loss on sale of OREO	753	1,032
Net other operating activities	4,969	1,217

Total adjustments	8,259	10,079

Net cash provided by operating activities	11,231	11,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of investment securities, available-for-sale	27,299	35,745
Proceeds from maturities and prepayments of investment securities, held-to-maturity	9,224	1,170
Proceeds from redemption of Federal Home Loan Bank stock	256	1,925
Proceeds from the sale of other real estate	2,780	4,912
Purchase of premises and equipment	(82)	(420)
Purchase of investment securities, available-for-sale	(60,825)	(16,296)
Purchase of investment securities, held-to-maturity	(23,191)	(12,189)
Purchase of FHLB stock	(225)	—
Net increase in federal funds sold	—	(5,000)
Net change in loan portfolio	29,629	27,158

Net cash (used in) provided by investing activities	(15,135)	37,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in customer deposits	(13,014)	(20,446)
Exercise of stock options	—	26
Increase (decrease) in borrowings	6,139	(19,023)
Reissuance of treasury stock	131	85

Net cash used in financing activities	(6,744)	(39,358)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,648)	9,038

CASH AND CASH EQUIVALENTS, beginning of period	54,126	52,797

CASH AND CASH EQUIVALENTS, end of period	$43,478	$61,835

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$2,377	$3,935
Income taxes	85	90
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$2,196	$6,019

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

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Accounting Standards Codification (“ASC”) Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in ASC Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance, which involves disclosure only, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Basic net income per share is computed by dividing net income by the weighted average shares during the three- and nine-month periods ended September 30, 2013 and 2012. Diluted net income per share for each of the three- and nine-month periods ended September 30, 2013 and 2012 is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. There were no outstanding potentially dilutive instruments during the three-and nine-month periods ended September 30, 2013 or 2012, and, therefore, basic and diluted weighted average shares outstanding were the same.

The following table represents the basic and diluted net income per share calculations for the three- and nine-month periods ended September 30, 2013 and 2012 (in thousands of dollars, except per share data):

		Weighted	Basic and
		Average	Diluted Net
	Net	Shares	Income
	Income	Outstanding	Per Share
For the Three Months Ended:

September 30, 2013	$904	6,027,562	$0.15
September 30, 2012	$1,179	6,023,124	$0.20

For the Nine Months Ended:

September 30, 2013	$2,972	6,024,935	$0.49
September 30, 2012	$1,312	6,022,648	$0.22

4.	COMPREHENSIVE INCOME

Comprehensive income consists of net income and the change in the unrealized gains or losses on the Company’s available-for-sale securities portfolio arising during the period. In the calculation of comprehensive income, certain reclassification adjustments are made for any sale of investment securities to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair Value Hierarchy

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes equity securities in banks that are publicly traded. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

•	Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the quarter ended September 30, 2013 or the year ended December 31, 2012.

Fair Value Measurements on a Recurring Basis

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

The following table presents the balances of available-for-sale securities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	Fair Value Measurements at September 30, 2013 Using
	Totals At September 30, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands of Dollars)
Mortgage-backed securities	$102,020	$—	$102,020	$—
Obligations of states, counties and political subdivisions	14,877	—	14,877	—
U.S. treasury securities	3,846	—	3,846	—
U.S. agencies	1,001	—	1,001	—

	Fair Value Measurements at December 31, 2012 Using
	Totals At December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands of Dollars)

Mortgage-backed securities	$77,553	$—	$77,553	$—
Obligations of states, counties and political subdivisions	14,981	—	14,981	—
U.S. treasury securities	80	—	80	—

Fair Value Measurements on a Non-recurring Basis

Impaired Loans

Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. Management takes into consideration the type, location and occupancy of the property, as well as current economic conditions in the area in which the property is located, in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. When an impaired loan is determined to be collateral dependent, the fair value is determined through the utilization of a third-party appraisal. It is the policy of the Company to update appraisals every 18-24 months. The types of collateral influence the frequency of obtaining updated appraisals. Management knows the market trends of collateral values well and monitors trends in sales and valuations in all of the various categories of collateral. These trends influence how often new appraisals are obtained within the 18-24 month timeframe. An example would be loans collateralized by residential subdivision lots. The values of this type of collateral have been volatile in recent years, and, therefore, appraisals are generally updated at the lower end of the timeframe (i.e., closer to 18 months), while timberland appraisals which have been less volatile in recent years would be updated closer to the upper end of the timeframe (i.e., closer to 24 months). Any observed trend indicating significant changes in valuations would require updated appraisals. Based on experience, current appraisals are discounted 9% for estimated costs associated with foreclosures and costs to sell. If a loan is evaluated for impairment under ASC Topic 310-10-35, Accounting by Creditors for Impairment of a Loan, and the appraisal is outdated, a new appraisal is ordered. If the new appraisal is not received in sufficient time to assess any required impairment to meet financial reporting obligations, the old appraisal may be adjusted to reflect values observed in similar properties. In recent years, discounts have ranged from 20% to 30% and have been based on the most recent valuation/appraisal information available related to that particular type of loan/collateral. After a new appraisal is obtained, the analysis is updated to reflect the new valuation. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $9,848,600 and $14,956,079 as of September 30, 2013 and December 31, 2012, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Foreclosed Assets

Estimates of fair values are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. Management takes into consideration the type, location and occupancy of the property, as well as current economic conditions in the area in which the property is located, in assessing estimates of fair value. Accordingly, the fair value estimates for foreclosed real estate are classified as Level 3.

During 2013, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $2,093,755 and $2,097,440 (utilizing Level 3 valuation inputs) as of September 30, 2013 and December 31, 2012, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling approximately $515,399 and $407,043 during the periods ended September 30, 2013 and December 31, 2012, respectively. Foreclosed assets totaling $2,640,103 and $9,270,443 (utilizing Level 3 valuation inputs) were remeasured at fair value at September 30, 2013 and December 31, 2012, respectively, resulting in impairment loss of $577,000 and $3,582,596 on other real estate owned during the periods ended September 30, 2013 and December 31, 2012, respectively.

The following table presents the balances of impaired loans and foreclosed assets measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012.

	Fair Value Measurements at September 30, 2013 Using
	Totals At September 30, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands of Dollars)

Impaired loans	$9,849	$—	$—	$9,849
Foreclosed property and other real estate	4,734	—	—	4,734

	Fair Value Measurements at December 31, 2012 Using
	Totals At December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands of Dollars)
Impaired loans	$14,956	$—	$—	$14,956
Foreclosed property and other real estate	11,368	—	—	11,368

Non-Recurring Fair Value Measurements Using Significant Unobservable Inputs:

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2013. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input, as well as the weighted-average within the range utilized at September 30, 2013, are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value September 30, 2013	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted- Average)
	(In Thousands of Dollars)
Non-recurring fair value measurements:
Impaired loans	$9,849	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal compatibility adjustment (discount)	9% - 10% (9.5%)

Foreclosed property and other real estate	$4,734	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal compatibility adjustment (discount)	9% - 10% (9.5%)

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

Foreclosed property and other real estate

Foreclosed property and other real estate under a binding contract for sale are valued based on contract price. If no sales contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

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

Long-term borrowings: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of September 30, 2013 and December 31, 2012.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
Assets:
Cash and cash equivalents	$43,478	$43,478	$43,478	$—	$—
Investment securities available-for-sale	121,744	121,744	—	121,744	—
Investment securities held-to-maturity	35,108	33,508	—	33,508	—
Federal funds sold	5,000	5,000	5,000	—	—
Federal Home Loan Bank stock	906	906	—	906	—
Loans, net of allowance for loan losses	304,778	305,032	—	—	305,032
Liabilities:
Deposits	476,020	476,534	—	476,534	—
Short-term borrowings	1,777	1,777	—	1,777	—
Long-term borrowings	5,000	5,009	—	5,009	—

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands of Dollars)
Assets:
Cash and cash equivalents	$54,126	$54,126	$54,126	$—	$—
Investment securities available-for-sale	92,614	92,614	—	92,614	—
Investment securities held-to-maturity	21,136	21,185	—	21,185	—
Federal funds sold	5,000	5,000	5,000	—	—
Federal Home Loan Bank stock	936	936	—	936	—
Loans, net of allowance for loan losses	337,400	339,230	—	—	339,230
Liabilities:
Deposits	489,034	490,596	—	490,596	—
Short-term borrowings	638	638	—	638	—

6.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity at September 30, 2013 and December 31, 2012 are as follows:

	Available-for-Sale
	September 30, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In Thousands of Dollars)
Mortgage-backed securities	$101,147	$1,888	$(1,015)	$102,020
Obligations of states, counties and political subdivisions	14,160	742	(25)	14,877
U.S. treasury securities	4,164	—	(318)	3,846
Obligations of U.S. government sponsored agencies	1,000	1	—	1,001

Total	$120,471	$2,631	$(1,358)	$121,744

	Held-to-Maturity
	September 30, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In Thousands of Dollars)
U.S. agencies	$35,108	$—	$(1,600)	$33,508

	Available-for-Sale
	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands of Dollars)
Mortgage-backed securities	$74,117	$3,468	$(32)	$77,553
Obligations of states, counties and political subdivisions	13,395	1,586	—	14,981
U.S. treasury securities	80	—	—	80

Total	$87,592	$5,054	$(32)	$92,614

	Held-to-Maturity
	December 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In Thousands of Dollars)

U.S. agencies	$21,136	$56	$(7)	$21,185

The scheduled maturities of investment securities available-for-sale and held-to-maturity at September 30, 2013 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
	(In Thousands of Dollars)
Maturing within one year	$281	$284	$—	$—
Maturing after one to five years	10,641	11,127	—	—
Maturing after five to ten years	56,585	56,593	15,196	14,853
Maturing after ten years	52,964	53,740	19,912	18,655

Total	$120,471	$121,744	$35,108	$33,508

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012. Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At September 30, 2013 and December 31, 2012, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

	Available-for-Sale
	September 30, 2013
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In Thousands of Dollars)
Mortgage-backed securities	$50,328	$(996)	$296	$(19)
U.S. treasury securities	3,766	(318)	—	—
Obligations of states, counties and political subdivisions	1,944	(25)	—	—

	$56,038	$(1,339)	$296	$(19)

Held-to-Maturity
September 30, 2013
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
(In Thousands of Dollars)
U.S. agencies	$33,508	$(1,600)	$—	$—

	Available-for-Sale
	December 31, 2012
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In Thousands of Dollars)
U.S. treasury securities	$80	$—	$—	$—
Mortgage-backed securities	1,173	(3)	5,617	(29)

	$1,253	$(3)	$5,617	$(29)

Held-to-Maturity
December 31, 2012
	Less than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
(In Thousands of Dollars)
U.S. agencies	$7,491	$(7)	$—	$—

As of September 30, 2013, two debt securities had been in a loss position for more than twelve months, and forty-three debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $69.7 million and $61.6 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes.

There were no gross gains or losses realized on sales of securities available-for-sale during the periods ended September 30, 2013 or December 31, 2012, respectively.

7.	INVESTMENTS IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures require evaluation as a variable interest entity (“VIE”) under ASC Topic 810, Consolidation. The Company consolidates one of the funds in which it has a 99.9% limited partnership interest. The resulting financial impact to the Company of the consolidation was a net increase to total assets of approximately $53,388 as of September 30, 2013. The remaining limited partnership investments are unconsolidated and are accounted for under the cost method as allowed under ASC Topic 325, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships is limited to the $818,999 recorded investment.

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

The Company had no remaining cash commitments to these partnerships at September 30, 2013.

8.	LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2013 and December 31, 2012, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	September 30, 2013
	FUSB	ALC	Total
	(In Thousands of Dollars)
Real estate loans:
Construction, land development and other land loans	$13,650	$—	$13,650
Secured by 1-4 family residential properties	35,532	27,807	63,339
Secured by multi-family residential properties	22,085	—	22,085
Secured by non-farm, non-residential properties	121,586	—	121,586
Other	771	—	771

Commercial and industrial loans	38,665	—	38,665
Consumer loans	11,045	47,426	58,471
Other loans	746	—	746

Total loans	$244,080	$75,233	$319,313
Less: Unearned interest and fees	160	5,093	5,253
Allowance for loan losses	6,349	2,933	9,282

Net loans	$237,571	$67,207	$304,778

	December 31, 2012
	FUSB	ALC	Total
	(In Thousands of Dollars)
Real estate loans:
Construction, land development and other land loans	$30,635	$—	$30,635
Secured by 1-4 family residential properties	38,450	33,047	71,497
Secured by multi-family residential properties	24,187	—	24,187
Secured by non-farm, non-residential properties	129,235	—	129,235
Other	801	—	801

Commercial and industrial loans	42,903	—	42,903
Consumer loans	14,483	47,001	61,484
Other loans	1,037	—	1,037

Total loans	$281,731	$80,048	$361,779
Less: Unearned interest and fees	175	4,926	5,101
Allowance for loan losses	15,765	3,513	19,278

Net loans	$265,791	$71,609	$337,400

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 69.3% and 70.9% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of September 30, 2013 and December 31, 2012, respectively.

Portfolio Segments

The Company has divided the loan portfolio into eight portfolio segments, each with different risk characteristics and methodologies for assessing the risk described as follows:

Construction, land development and other land loans – Commercial construction, land and land development loans include the development of residential housing projects, loans for the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrowing entity.

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

Secured by non-farm, non-residential properties – Commercial real estate loans include loans secured by commercial and industrial properties, office or mixed-use facilities, strip shopping centers or other commercial property. These loans are generally guaranteed by the principals of the borrowing entity.

Other real estate loans – Other real estate loans are loans primarily for agricultural production, secured by mortgages on farm land.

Commercial and industrial loans – Includes loans to commercial customers for use in normal business to finance working projects. These credits may be loans and lines of credit to financially strong borrowers, secured by inventories, equipment or receivables, and are generally guaranteed by the principals of the borrowing entity.

Consumer loans – Includes a variety of secured and unsecured personal loans, including automobile loans, loans for household and personal purposes and all other direct consumer installment loans.

Other loans – Other loans comprise overdrawn checking accounts reclassified to loans and overdraft lines of credit.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of USBI, the Bank and ALC, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectibility, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments at September 30, 2013 and December 31, 2012 were $3,689,631 and $2,468,563, respectively. During the quarter ended September 30, 2013, no new loans were extended to these parties, and repayments by active related parties were $53,446. During the year ended December 31, 2012, new loans to these parties totaled $310,265, and repayments by active related parties were $747,536.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses by reporting segment and loan type as of September 30, 2013 and December 31, 2012:

	FUSB
	September 30, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$977	$14,216	$168	$338	$66	$—	$15,765
Charge-offs	462	7,950	248	493	2	—	9,155
Recoveries	87	43	65	4	2	—	201
Provision	168	(1,381)	195	599	(43)	—	(462)

Ending balance	770	4,928	180	448	23	—	6,349

Ending balance individually evaluated for impairment	224	2,561	—	—	—	—	2,785

Ending balance collectively evaluated for impairment	$546	$2,367	$180	$448	$23	$—	$3,564

Loan receivables:
Ending balance	38,665	158,092	11,045	35,532	746	—	244,080

Ending balance individually evaluated for impairment	788	34,532	—	295	—	—	35,615

Ending balance collectively evaluated for impairment	$37,877	$123,560	$11,045	$35,237	$746	$—	$208,465

	ALC
	September 30, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$—	$—	$2,733	$780	$—	$—	$3,513
Charge-offs	—	—	2,129	407	—	—	2,536
Recoveries	—	—	680	15	—	—	695
Provision	—	—	1,075	186	—	—	1,261

Ending balance	—	—	2,359	574	—	—	2,933

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,359	$574	$—	$—	$2,933

Loan receivables:
Ending balance	—	—	47,426	27,807	—	—	75,233

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$47,426	$27,807	$—	$—	$75,233

	FUSB & ALC
	September 30, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$977	$14,216	$2,901	$1,118	$66	$—	$19,278
Charge-offs	462	7,950	2,377	900	2	—	11,691
Recoveries	87	43	745	19	2	—	896
Provision	168	(1,381)	1,270	785	(43)	—	799

Ending balance	770	4,928	2,539	1,022	23	—	9,282

Ending balance individually evaluated for impairment	224	2,561	—	—	—	—	2,785

Ending balance collectively evaluated for impairment	$546	$2,367	$2,539	$1,022	$23	$—	$6,497

Loan receivables:
Ending balance	38,665	158,092	58,471	63,339	746	—	319,313

Ending balance individually evaluated for impairment	788	34,532	—	295	—	—	35,615

Ending balance collectively evaluated for impairment	$37,877	$123,560	$58,471	$63,044	$746	$—	$283,698

	FUSB
	December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$889	$16,533	$306	$684	$78	$201	$18,691
Charge-offs	1,278	3,395	199	199	16	—	5,087
Recoveries	156	606	79	24	2	—	867
Provision	1,210	472	(18)	(171)	2	(201)	1,294

Ending balance	977	14,216	168	338	66	—	15,765

Ending balance individually evaluated for impairment	406	10,818	—	—	—	—	11,224

Ending balance collectively evaluated for impairment	$571	$3,398	$168	$338	$66	$—	$4,541

Loan receivables:
Ending balance	42,903	184,858	14,483	38,450	1,037	—	281,731

Ending balance individually evaluated for impairment	1,085	52,893	—	325	—	—	54,303

Ending balance collectively evaluated for impairment	$41,818	$131,965	$14,483	$38,125	$1,037	$—	$227,428

	ALC
	December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$—	$—	$2,542	$1,034	$—	$—	$3,576
Charge-offs	—	—	3,249	713	—	—	3,962
Recoveries	—	—	815	40	—	—	855
Provision	—	—	2,625	419	—	—	3,044

Ending balance	—	—	2,733	780	—	—	3,513

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,733	$780	$—	$—	$3,513

Loan receivables:
Ending balance	—	—	47,001	33,047	—	—	80,048

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$47,001	$33,047	$—	$—	$80,048

	FUSB & ALC
	December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(In Thousands of Dollars)
Allowance for loan losses:
Beginning balance	$889	$16,533	$2,848	$1,718	$78	$201	$22,267
Charge-offs	1,278	3,395	3,448	912	16	—	9,049
Recoveries	156	606	894	64	2	—	1,722
Provision	1,210	472	2,607	248	2	(201)	4,338

Ending balance	977	14,216	2,901	1,118	66	—	19,278

Ending balance individually evaluated for impairment	406	10,818	—	—	—	—	11,224

Ending balance collectively evaluated for impairment	$571	$3,398	$2,901	$1,118	$66	$—	$8,054

						—

Loan receivables:
Ending balance	42,903	184,858	61,484	71,497	1,037	—	361,779

Ending balance individually evaluated for impairment	1,085	52,893	—	325	—	—	54,303

Ending balance collectively evaluated for impairment	$41,818	$131,965	$61,484	$71,172	$1,037	$—	$307,476

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

6.	Substandard (Definite Weakness – Loss Unlikely): These are borrowers with defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as substandard.

7.	Doubtful: Borrowers classified doubtful have all the weaknesses found in substandard borrowers with the added provision that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely. The possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Management of borrowers classified doubtful may have demonstrated a history of failing to live up to agreements.

8.	Loss: Borrowers deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not prudent to defer writing off these worthless assets, even though partial recovery may be affected in the future.

The table below illustrates the carrying amount of loans by credit quality indicator at September 30, 2013:

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$4,299	$947	$8,404	$—	$13,650
Secured by 1-4 family residential properties	29,666	1,841	4,025	—	35,532
Secured by multi-family residential properties	14,532	—	7,553	—	22,085
Secured by non-farm, non-residential properties	97,425	7,178	16,983	—	121,586
Other	771	—	—	—	771
Commercial and industrial loans	31,729	1,269	5,667	—	38,665
Consumer loans	10,173	123	749	—	11,045
Other loans	742	—	4	—	746

Total	$189,337	$11,358	$43,385	$—	$244,080

	ALC
	Performing	Nonperforming	Total
	(In Thousands of Dollars)
Loans secured by real estate:
Secured by 1-4 family residential properties	$27,085	$722	$27,807
Consumer loans	46,088	1,338	47,426

Total	$73,173	$2,060	$75,233

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2012:

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$12,653	$1,235	$16,747	$—	$30,635
Secured by 1-4 family residential properties	31,772	1,546	5,132	—	38,450
Secured by multi-family residential properties	10,776	3,132	10,279	—	24,187
Secured by non-farm, non-residential properties	90,139	8,630	30,466	—	129,235
Other	801	—	—	—	801
Commercial and industrial loans	40,607	419	1,877	—	42,903
Consumer loans	13,394	188	901	—	14,483
Other loans	1,036	—	1	—	1,037

Total	$201,178	$15,150	$65,403	$—	$281,731

	ALC
	Performing	Nonperforming	Total
	(In Thousands of Dollars)
Loans secured by real estate:
Secured by 1-4 family residential properties	$32,036	$1,011	$33,047
Consumer loans	46,175	826	47,001

Total	$78,211	$1,837	$80,048

The following table provides an aging analysis of past due loans by class at September 30, 2013:

	FUSB
	As of September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$233	$—	$3,132	$3,365	$10,285	$13,650	$—
Secured by 1-4 family residential properties	438	236	1,062	1,736	33,796	35,532	—
Secured by multi-family residential Properties	—	—	1,286	1,286	20,799	22,085	—
Secured by non-farm, non-residential properties	693	105	3,579	4,377	117,209	121,586	—
Other	—	—	—	—	771	771	—
Commercial and industrial loans	68	83	55	206	38,459	38,665	—
Consumer loans	128	19	25	172	10,873	11,045	—
Other loans	—	—	—	—	746	746	—

Total	$1,560	$443	$9,139	$11,142	$232,938	$244,080	$—

ALC
As of September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	286	92	763	1,141	26,666	27,807	665
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	745	543	1,200	2,488	44,938	47,426	1,188
Other loans	—	—	—	—	—	—	—

Total	$1,031	$635	$1,963	$3,629	$71,604	$75,233	$1,853

The following table provides an aging analysis of past due loans by class at December 31, 2012:

	FUSB
	As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$456	$1,126	$10,329	$11,911	$18,724	$30,635	$—
Secured by 1-4 family residential properties	1,027	572	1,106	2,705	35,745	38,450	—
Secured by multi-family residential properties	—	—	2,884	2,884	21,303	24,187	—
Secured by non-farm, non-residential properties	210	32	4,930	5,172	124,063	129,235	—
Other	—	—	—	—	801	801	—
Commercial and industrial loans	430	59	480	969	41,934	42,903	—
Consumer loans	407	89	66	562	13,921	14,483	—
Other loans	—	—	—	—	1,037	1,037	—

Total	$2,530	$1,878	$19,795	$24,203	$257,528	$281,731	$—

ALC
As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	348	173	1,075	1,596	31,451	33,047	851
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	989	609	1,159	2,757	44,244	47,001	720
Other loans	—	—	—	—	—	—	—

Total	$1,337	$782	$2,234	$4,353	$75,695	$80,048	$1,571

The following table provides an analysis of non-accruing loans by class at September 30, 2013 and December 31, 2012:

	Loans on Non-Accrual Status
	September 30, 2013	December 31, 2012
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$4,330	$11,456
Secured by 1-4 family residential properties	1,978	2,441
Secured by multi-family residential properties	1,286	2,884
Secured by non-farm, non-residential properties	4,594	5,809
Commercial and industrial loans	425	822
Consumer loans	137	206

Total loans	$12,750	$23,618

Impaired Loans

At September 30, 2013, the carrying amount of impaired loans consisted of the following:

	September 30, 2013
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(In Thousands of Dollars)
Impaired loans with no related allowance recorded
Loans secured by real estate:
Construction, land development and other land loans	$6,570	$6,570	$—
Secured by 1-4 family residential properties	295	295	—
Secured by multi-family residential properties	1,054	1,054	—
Secured by non-farm, non-residential properties	14,498	14,498	—
Commercial and industrial	564	564	—

Total loans with no related allowance recorded	$22,981	$22,981	$—

Impaired loans with an allowance recorded
Loans secured by real estate:
Construction, land development and other land loans	$1,461	$1,461	$263
Secured by multi-family residential properties	6,499	6,499	1,699
Secured by non-farm, non-residential properties	4,450	4,450	599
Commercial and industrial	224	224	224

Total loans with an allowance recorded	$12,634	$12,634	$2,785

Total impaired loans
Loans secured by real estate:
Construction, land development and other land loans	$8,031	$8,031	$263
Secured by 1-4 family residential properties	295	295	—
Secured by multi-family residential properties	7,553	7,553	1,699
Secured by non-farm, non-residential properties	18,948	18,948	599
Commercial and industrial	788	788	224

Total impaired loans	$35,615	$35,615	$2,785

At December 31, 2012, the carrying amount of impaired loans consisted of the following:

	December 31, 2012
	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(In Thousands of Dollars)
Impaired loans with no related allowance recorded
Loans secured by real estate:
Construction, land development and other land loans	$2,645	$2,645	$—
Secured by 1-4 family residential properties	325	325	—
Secured by multi-family residential properties	3,027	3,027	—
Secured by non-farm, non-residential properties	21,471	21,471	—
Commercial and industrial	655	655	—

Total loans with no related allowance recorded	$28,123	$28,123	$—

Impaired loans with an allowance recorded
Loans secured by real estate:
Construction, land development and other land loans	$12,658	$12,658	$7,453
Secured by multi-family residential properties	7,252	7,252	1,865
Secured by non-farm, non-residential properties	5,840	5,840	1,500
Commercial and industrial	430	430	406

Total loans with an allowance recorded	$26,180	$26,180	$11,224

Total impaired loans
Loans secured by real estate:
Construction, land development and other land loans	$15,303	$15,303	$7,453
Secured by 1-4 family residential properties	325	325	—
Secured by multi-family residential properties	10,279	10,279	1,865
Secured by non-farm, non-residential properties	27,311	27,311	1,500
Commercial and industrial	1,085	1,085	406

Total impaired loans	$54,303	$54,303	$11,224

The average net investment in impaired loans and interest income recognized and received on impaired loans at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$11,656	$134	$135
Secured by 1-4 family residential properties	308	5	6
Secured by multi-family residential properties	9,075	298	304
Secured by non-farm, non-residential properties	23,527	741	726
Commercial and industrial	1,061	28	28

Total impaired loans	$45,627	$1,206	$1,199

	December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$18,283	$546	$598
Secured by 1-4 family residential properties	146	10	10
Secured by multi-family residential properties	4,942	483	455
Secured by non-farm, non-residential properties	29,627	1,452	1,477
Commercial and industrial	1,222	38	42

Total impaired loans	$54,220	$2,529	$2,582

Loans on which the accrual of interest has been discontinued amounted to $12,750,648 and $23,618,330 at September 30, 2013 and December 31, 2012, respectively. If interest on those loans had been accrued, such income would have approximated $333,637 and $1,058,377 for the quarter ended September 30, 2013 and the year ended December 31, 2012, respectively. Interest income actually recorded on those loans amounted to $30,880 and $157,601 for the quarter ended September 30, 2013 and the year ended December 31, 2012, respectively. Accruing loans past due 90 days or more amounted to $1,853,276 and $1,570,548 at September 30, 2013 and December 31, 2012, respectively.

Troubled Debt Restructurings

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual status. Based on the above, the Company had $6,116,647 and $12,397,049 of non-accruing loans that were restructured and remained on non-accrual status at September 30, 2013 and December 31, 2012, respectively.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio as of September 30, 2013 and December 31, 2012, as well as the pre- and post-modification principal balance as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	8	$12,580	$5,279	10	$11,267	$9,988
Secured by 1-4 family residential properties	13	870	591	4	596	586
Secured by non-farm, non-residential properties	8	1,892	1,633	6	1,811	1,586
Commercial loans	3	371	331	4	380	356

Total	32	$15,713	$7,834	24	$14,054	$12,516

The following table provides the number of loans modified in a troubled debt restructuring that have subsequently defaulted, by loan portfolio, as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In Thousands of Dollars)
Troubled debt restructurings that have subsequently defaulted:
Construction, land development and other land loans	2	$2,083	6	$7,062
Secured by non-farm, non-residential properties	4	1,073	2	433
Commercial loans	—	—	2	68

Total	6	$3,156	10	$7,563

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure, principal reduction or some combination of these concessions.

During the quarter ended September 30, 2013 and the year ended December 31, 2012, restructured loan modifications of loans secured by real estate and commercial and industrial loans primarily included maturity date extensions and payment schedule modifications.

The change in troubled debt restructuring from December 31, 2012 to September 30, 2013 was as follows:

	September 30, 2013	December 31, 2012	Change
	(In Thousands of Dollars)
Loans secured by real estate:
Construction, land development and other land loans	$5,279	$9,988	$(4,709)
Secured by 1-4 family residential properties	591	586	5
Secured by non-farm, non-residential properties	1,633	1,586	47
Commercial and industrial loans	331	356	(25)

Total	$7,834	$12,516	(4,682)

All loans $500,000 and over, modified in a troubled debt restructuring and rated substandard or lower, are evaluated for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, is considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses on these restructured loans of $486,349 and $6,322,593 at September 30, 2013 and December 31, 2012, respectively.

9.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30, 2013
	FUSB	ALC	TOTAL
	(Dollars in Thousands)
Balance December 31, 2012	$11,089	$2,197	$13,286
Transfers from loans	1,770	426	2,196
Sales proceeds	(1,876)	(905)	(2,781)

Gross gains	62	28	90
Gross losses	(155)	(687)	(842)

Net losses	(93)	(659)	(752)

Impairment	(368)	(209)	(577)

Balance September 30, 2013	$10,522	$850	$11,372

	Nine Months Ended September 30, 2012
	FUSB	ALC	TOTAL
	(Dollars in Thousands)
Balance December 31, 2011	$12,606	$4,168	$16,774
Transfers from loans	5,337	682	6,019
Sales proceeds	(3,670)	(1,242)	(4,912)

Gross gains	11	63	74
Gross losses	(528)	(578)	(1,106)

Net losses	(517)	(515)	(1,032)

Impairment	(2,735)	(506)	(3,241)

Balance September 30, 2012	$11,021	$2,587	$13,608

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

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. There were no federal funds purchased outstanding at September 30, 2013 or December 31, 2012.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at September 30, 2013 and December 31, 2012 were $1,777,000 and $638,000, respectively.

At September 30, 2013, the Bank had $17.8 million in available federal fund lines from correspondent banks.

11.	LONG-TERM BORROWINGS

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. At September 30, 2013, the Company had advances outstanding of $5.0 million and assets pledged of $5.3 million. At December 31, 2012, no advances were outstanding, and no assets were pledged.

At September 30, 2013, the Bank had $163.0 million in available credit from the FHLB.

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

As of September 30, 2013, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2013. As of September 30, 2013, the Company had accrued no interest and no penalties related to uncertain tax positions.

The consolidated tax expense (benefit) differed from the amount computed by applying the federal statutory income tax rate of 34.0%, as described in the following table:

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$1,421	$499
Increase (decrease) resulting from:
Tax-exempt interest	(292)	(274)
State income tax expense, net of federal income taxes	163	43
Other	(86)	(111)

Total	$1,206	$157

The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The Company is currently in a three-year cumulative loss position, which represents negative evidence. As of September 30, 2013, of the $7.1 million net deferred tax asset, $3.5 million related to the provision for loan losses, $1.8 million related to impairment of OREO and $1.6 million resulted from deferred compensation. As of December 31, 2012, of the $9.5 million net deferred tax asset, $7.3 million related to the provision for loan losses, $2.3 million related to impairment of OREO and $1.5 million resulted from deferred compensation.

At September 30, 2013, positive evidence supporting the realization of the deferred tax asset included a strong earnings history, exclusive of loan loss provisions and other real estate write-downs, which created the most significant portion of the deferred asset.

The majority of these provisions and write-downs resulted from one type of loan – real estate development. The Company believes that impaired loans of this type have been identified and adequately reserved. Management has projected taxable income over the next five years resulting from reduced provisions for loan losses and reduced write-downs of OREO. Except in unusual circumstances, the Company no longer invests in these types of loans.

Along with the taxable income in 2012 and the first, second and third quarters of 2013, the Company has projected future taxable income over the next five tax years, although there can be no assurance that such income will be realized due to unanticipated changes in economic, competitive and other factors. Further positive evidence includes the Company’s strong capital position and history of significant pre-tax earnings, which the Company believes outweighs the negative evidence of recent pre-tax losses. Accordingly, a valuation allowance has not been established as of September 30, 2013.

13.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of USBI’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in USBI’s Annual Report on Form 10-K for the period ended December 31, 2012. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended September 30, 2013:
Net interest income	$4,190	$3,376	$2	$—	$7,568
Provision for loan losses	(300)	540	—	—	240
Total non-interest income	913	360	1,267	(1,249)	1,291
Total non-interest expense	4,962	2,322	308	(227)	7,365

Income before income taxes	441	874	961	(1,022)	1,254
Provision for income taxes	12	337	1	—	350

Net income	$429	$537	$960	$(1,022)	$904

Other significant items:
Total assets	$561,325	$70,809	$75,422	$(147,554)	$560,002
Total investment securities	156,772	—	80	—	156,852
Total loans, net	292,180	67,207	—	(54,609)	304,778
Investment in subsidiaries	784	—	70,386	(71,165)	5
Fixed asset additions	(6)	8	—	—	2
Depreciation expense	131	49	—	—	180
Total interest income from external customers	4,096	4,174	—	—	8,270
Total interest income from affiliates	798	—	3	(801)	—

For the nine months ended September 30, 2013:
Net interest income	$12,706	$10,355	$7	$—	$23,068
Provision for loan losses	(462)	1,261	—	—	799
Total non-interest income	3,239	1,045	3,778	(3,920)	4,142
Total non-interest expense	14,247	7,984	668	(666)	22,233

Income before income taxes	2,160	2,155	3,117	(3,254)	4,178
Provision for income taxes	371	833	2	—	1,206

Net income	$1,789	$1,322	$3,115	$(3,254)	$2,972

Other significant items:
Fixed asset additions	$56	$26	$—	$—	$82
Depreciation expense	392	128	—	—	520
Total interest income from external customers	12,494	12,802	—	—	25,296
Total interest income from affiliates	2,447	—	7	(2,454)	—

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended September 30, 2012:
Net interest income	$4,617	$3,675	$5	$—	$8,297
Provision for loan losses	—	492	—	—	492
Total non-interest income	1,017	361	1,610	(1,535)	1,453
Total non-interest expense	4,803	2,562	394	(197)	7,562

Income before income taxes	831	982	1,221	(1,338)	1,696
Provision for income taxes	136	379	2	—	517

Net income	$695	$603	$1,219	$(1,338)	$1,179

Other significant items:
Total assets	$584,884	$79,629	$74,280	$(154,471)	$584,322
Total investment securities	114,688	—	75	—	114,763
Total loans, net	335,487	73,565	—	(64,319)	344,733
Investment in subsidiaries	802	—	69,080	(69,877)	5
Fixed asset additions	99	32	—	—	131
Depreciation expense	127	38	—	—	165
Total interest income from external customers	4,701	4,627	—	—	9,328
Total interest income from affiliates	952	—	5	(957)	—

For the nine months ended September 30, 2012:
Net interest income	$14,548	$10,856	$14	$—	$25,418
Provision for loan losses	1,523	1,652	—	—	3,175
Total non-interest income	2,987	1,020	2,254	(2,203)	4,058
Total non-interest expense	16,506	8,124	763	(561)	24,832

Income before income taxes	(494)	2,100	1,505	(1,642)	1,469
Provision for (benefit from) income taxes	(660)	812	5	—	157

Net income	$166	$1,288	$1,500	$(1,642)	$1,312

Other significant items:
Fixed asset additions	$211	$209	$—	$—	$420
Depreciation expense	408	116	—	—	524
Total interest income from external customers	15,296	13,790	—	—	29,086
Total interest income from affiliates	2,935	—	13	(2,948)	—

14.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the quarters ended September 30, 2013 and 2012, there were no credit losses associated with derivative contracts.

In the normal course of business, there are certain outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit and others, that are not included in the consolidated financial statements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the condensed consolidated financial statements. A summary of these commitments and contingent liabilities is presented below:

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)
Standby Letters of Credit	$946	$1,092
Commitments to Extend Credit	$31,363	$32,123

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit at September 30, 2013 and December 31, 2012 was $946,000 and $1,092,000, respectively, representing the Bank’s total credit risk.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. At September 30, 2013 and December 31, 2012, there were no outstanding commitments to purchase and sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC (“Graves Automotive”), Malcomb Graves and Tina Graves filed a lawsuit in the Circuit Court of Shelby County, Alabama against USBI, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, was named as a co-defendant, and ALC and the Bank filed a crossclaim against him seeking, among other relief, defense and indemnification for any damages suffered in the underlying lawsuit. The underlying complaint alleged that the defendants committed fraud in misrepresenting to Graves Automotive the amounts that Graves Automotive owed on certain loans and failing to credit Graves Automotive properly for certain loans. The defendants moved to compel arbitration, and the trial court denied the defendants’ motion. The defendants appealed this decision, and, on September 29, 2010, the Alabama Supreme Court affirmed the trial court’s denial of defendants’ motion. Following the return of the case to the active docket, on November 30, 2010, ALC and the Bank moved to dismiss the lawsuit. In response to this motion to dismiss, on June 15, 2011, the Circuit Court dismissed all claims against USBI, the Bank and their respective directors and officers and all claims that were brought by Malcomb Graves and Tina Graves in their individual capacities. The Circuit Court also dismissed Graves Automotive’s claims for conversion and negligent supervision against ALC and ordered Graves Automotive to re-plead its fraud allegations against ALC with more particularity. On September 15, 2011, Graves Automotive filed a third amended complaint in response to the Circuit Court’s June 15, 2011 order. In its third amended complaint, Graves Automotive asserted claims against ALC for breach of contract, fraud, unjust enrichment and conversion. ALC moved to dismiss the third amended complaint on many of the same grounds as set forth in its previous motion to dismiss. On October 13, 2011, the Circuit Court dismissed Graves Automotive’s conversion claim and again ordered Graves Automotive to re-plead its fraud claims with more particularity, this time within 60 days. On December 12, 2011, Graves Automotive filed its fourth amended complaint, this time asserting only two counts, breach of contract and unjust enrichment. Despite removing the fraud claims, the fourth amended complaint still requests punitive damages. On January 11, 2012, ALC filed a motion to dismiss the fourth amended complaint and to strike Graves Automotive’s request for punitive damages. This motion was heard on November 27, 2012, and the Circuit Court struck the punitive damages claim but allowed the breach of contract and unjust enrichment claims to go forward. The Circuit Court conducted a status conference on September 24, 2013 and ordered on September 30, 2013, as a result of the conference, Graves Automotive to produce all documents supporting its contentions within 30 days. Graves Automotive has failed to do so. ALC also has made a nominal settlement offer to avoid the costs associated with additional litigation. ALC has yet to receive a response to this offer. Although the ultimate outcome of this matter remains unknown, ALC continues to deny the allegations against it in the underlying lawsuit with respect to the remaining claims and intends to vigorously defend itself in this matter.

USBI and its subsidiaries also are parties to other litigation, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

Contingencies Resolved Subsequent to Period End

On February 17, 2011, Wayne Allen Russell, Jr. (“Russell”) filed a lawsuit in the Circuit Court of Tuscaloosa County, Alabama against the Bank and Bill Morgan, who served as the Bank’s Business Development Officer. The allegations in the lawsuit relate to a mortgage on a parcel of real estate, executed by Russell in favor of the Bank as security for a loan, and certain related transactions, including foreclosure proceedings executed by the Bank. Additionally, on June 17, 2011, Mr. Russell’s wife, Rebecca Russell, in response to a lawsuit filed against Mrs. Russell by the Bank, filed a counterclaim against the Bank seeking compensatory and punitive damages, asserting that she was induced to mortgage a rental dwelling owned by her, the proceeds of which were paid upon certain obligations owed to the Bank by her husband, and that the Bank had orally agreed to refinance her loan as a part of an alleged refinancing promise by the Bank with respect to the obligations of Mr. Russell. On October 29, 2012, the Court granted summary judgment in favor of the Bank and Mr. Morgan with respect to all claims asserted in the consolidated lawsuits, and a subsequent motion to alter, amend or vacate filed by Mr. and Mrs. Russell was denied by operation of law. On March 25, 2013, Mr. and Mrs. Russell filed a Notice of Appeal to the Supreme Court of Alabama. On October 25, 2013, the Alabama Court of Civil Appeals affirmed the ruling of the lower court and the grant of summary judgment in favor of the Bank without an opinion. This concluded the appeal and the lawsuit.

On or about June 1, 2012, a former employee filed a complaint against the Bank with the Occupational Safety and Health Administration (“OSHA”) alleging violations of Section 806 of the Corporate and Criminal Fraud Accountability Act, 18 U.S.C. § 1514A (“Section 806”), and Section 1057 of the Consumer Financial Protection Act, 12 U.S.C. § 5567, in connection with his separation from the Bank in April 2012. Based on its investigation, OSHA concluded it had no reasonable cause to believe the statutes were violated. As was his right, however, the former employee timely requested a hearing before an Administrative Law Judge (“ALJ”) and filed an amended complaint in that forum. The Bank filed a motion to dismiss the amended complaint (in lieu of an answer), and the motion was granted as to all claims other than the claim alleging a violation of Section 806. On November 12, 2013, the Bank entered into a settlement agreement with the former employee to resolve the matter. In connection with the settlement agreement, any and all remaining claims alleged by the former employee against the Bank are due to be dismissed, with prejudice.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2013 to year-end 2012, while comparing income and expense for the three- and nine-month periods ended September 30, 2013 and 2012.

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

COMPARING THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 TO THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012

Net income for the Company in the third quarter of 2013 was $904,000, compared to net income for the Company of $1.2 million for the third quarter of 2012, resulting in a decrease of basic net income per share from $0.20 per share for the third quarter of 2012 to $0.15 per share for the same quarter of 2013. Net income for the Company for the nine-month period ended September 30, 2013 was $3.0 million, compared to net income for the Company of $1.3 million for the nine-month period of 2012. This resulted in an increase of basic net income per share from $0.22 per share to $0.49 per share for the nine-month periods ended September 30, 2012 and 2013, respectively.

For the three-month period ended September 30, 2013, the Bank had net income of $429,000, compared to net income of $695,000 for the same quarter of 2012. For the nine-month period ended September 30, 2013, the Bank had net income of $1.8 million, compared to net income of $166,000 for the same period in 2012. For the nine-month period, the increase in net income for the Bank resulted primarily from lower impairment charges on other real estate owned (“OREO”) and lower provisions for loan losses.

Net income for ALC for the three-month period ended September 30, 2013 was $537,000, compared to $603,000 for the same quarter of 2012. Net income for ALC for the nine-month periods ended both September 30, 2013 and 2012 was $1.3 million. The decline in net income for the third quarter of 2013 compared to the third quarter of 2012 resulted from an increase in the provision for loan losses and a decline in interest income, offset somewhat by a decline in non-interest expense. Net income for the nine-month period was impacted by a decline in interest income, offset by a decline in the provision for loan losses, an increase in non-interest income and a decline in non-interest expense, when compared to the nine-month period in 2012.

Interest income for the Company for the 2013 third quarter decreased $1.1 million, or 11.3%, compared to the third quarter of 2012. For the nine months ended September 30, 2013, interest income decreased $3.8 million, or 13.0%, compared with the same period in 2012. The decrease in interest income during these periods was primarily due to a decrease in interest earned on loans resulting from an overall decrease in the average volume and a decrease in the average yield on loans and investment securities. Interest income at the Bank for the 2013 third quarter decreased $758,000, or 13.4%, compared to the third quarter of 2012. For the nine months ended September 30, 2013, interest income at the Bank decreased $3.3 million, or 18.0%, compared with the same period of 2012. Interest income at ALC for the third quarter of 2013 decreased $452,000, or 9.8%, compared to the third quarter of 2012. For the nine months ended September 30, 2013, interest income at ALC decreased $988,000, or 7.2%, compared with the same period of 2012. The decreases in interest income at the Bank and ALC were due to an overall decrease in the average volume and yield on loans. Interest income on investment securities decreased due to the decrease in the average yield of investment securities. Loan demand continues to be weak due to continuing challenging economic conditions in the Company’s market area.

Interest expense for the Company in the 2013 third quarter decreased $329,000, or 31.9%, compared to the third quarter of 2012. Interest expense decreased $1.4 million, or 39.3%, to $2.2 million for the first nine months of 2013, compared to $3.7 million for the first nine months of 2012. These decreases resulted from decreased volume of certificates of deposit, as well as lower interest rates paid on certificates of deposit. As longer term certificates of deposit mature, they reprice at lower rates, as current rates on deposits remain at record historical lows.

Net interest income for the Company decreased $729,000, or 8.8%, for the third quarter of 2013, and decreased $2.4 million, or 9.2%, for the first nine months of 2013, compared to the same periods in 2012. The net interest margin declined from 6.07% for the nine months ended September 30, 2012 to 5.97% for the nine months ended September 30, 2013, and from 6.04% for the third quarter of 2012 to 5.89% for the third quarter of 2013. Loan and investment yields declined for the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012. The cost of funds declined due to a decline in interest rates paid on interest bearing deposits. Asset yields and funds costs have stabilized, and the net interest margin is expected to remain near current levels until the Federal Reserve adjusts rates, however, no assurance is given regarding prevailing market rates.

The provision for loan losses for the Company was $240,000, or 0.3% annualized of average loans, in the third quarter of 2013, compared to $492,000, or 0.5% annualized of average loans, in the third quarter of 2012. The provision for loan losses decreased to $799,000 for the nine months ended September 30, 2013, compared to $3.2 million for the same period in 2012. Net charge-offs for the Company were $2.6 million for the 2013 third quarter and $10.8 million for the first nine months of 2013, compared to $760,000 and $5.6 million for the same periods in 2012. The substantial increase in net charge-offs resulted from the actual charge-down of several large commercial real estate loans at the Bank that had been identified as non-performing, with the appropriate allowance allocated, and no additional provision was required.

The provision for loan losses at the Bank was a negative provision of $(300,000) for the 2013 third quarter and $(462,000) for the nine months ended September 30, 2013. Net charge-offs increased $1.8 million to $2.0 million for the third quarter of 2013 and increased $5.4 million to $9.0 million for the nine months ended September 30, 2013, when compared to the same periods in 2012.

The provision for loan losses at ALC increased to $540,000 for the third quarter of 2013, compared to $492,000 for the same period of 2012. For the nine-month period ending September 30, 2013, the provision for loan losses at ALC decreased $400,000 to $1.3 million, compared to $1.7 million for the same nine-month period in 2012. Net charge-offs for the third quarter of 2013 were $620,000, compared to $586,000 for the third quarter of 2012. For the nine-month period ended September 30, 2013, net charge-offs were $1.8 million, compared to $2.0 million for the first nine months of 2012.

Total non-interest income for the Company decreased $162,000, or 11.1% for the third quarter of 2013 and increased $84,000, or 2.1% for the first nine months of 2013. Service charges on deposit accounts decreased $53,000 for the third quarter of 2013, and decreased $136,000 for the nine-month period ended September 30, 2013, when compared to the same periods in 2012, primarily due to decreased fees generated from customer overdrafts and non-sufficient funds in the first three quarters of 2013. Other income increased $315,000 for the nine-month period ended September 30, 2013 compared to the same period in 2012. This increase is attributable to a non-recurring prepayment penalty of $484,000 from the early payoff of a mortgage-backed pool received in the first quarter of 2013.

Total non-interest expense for the Company decreased $197,000, or 2.6%, for the 2013 third quarter and decreased $2.6 million, or 10.5%, for the nine months ended September 30, 2013, compared to the same periods in 2012. Salary and employee benefits increased $596,000 when comparing third quarter 2013 to the same period in 2012, and increased $1.1 million for the nine months ended September 30, 2013 compared to the same period in 2012. The increase in salary and employee benefits was the result of salary related to additional staffing added during the period. For the 2013 third quarter, impairment on other real estate decreased $162,000, and realized loss on sale of OREO decreased $524,000. For the nine months ended September 30, 2013, impairment on OREO decreased $2.7 million, and realized loss on sale of OREO decreased $279,000. Management was able to reduce OREO in 2012 and in the first, second and third quarters of 2013, which resulted in lower impairment expense on OREO. If the economy remains weak and real estate values decline, however, further impairment and losses could occur.

Income tax expense for the third quarter of 2013 was $350,000, compared to income tax expense of $517,000 in the third quarter of 2012. For the nine-month period ended September 30, 2013, income tax expense was $1.2 million, compared to income tax expense of $157,000 for the same period of 2012. Management estimates the effective tax rate for the Company to be approximately 30.0% of pre-tax income for the period ended September 30, 2013.

COMPARING THE SEPTEMBER 30, 2013 STATEMENTS OF FINANCIAL CONDITION TO DECEMBER 31, 2012

In comparing consolidated financial condition at September 30, 2013 to December 31, 2012, total assets decreased $7.1 million to $560.0 million and liabilities decreased $7.9 million to $490.6 million. Shareholders’ equity increased $0.8 million as a result of net income of $3.0 million, partially offset by a $2.3 million decrease in accumulated other comprehensive income.

Investment securities increased $43.1 million, or 37.9%, during the first nine months of 2013. Investments provide the Company with a stable form of liquidity while maximizing earnings yield. Loans, net of unearned income, decreased $42.6 million, from $356.7 million at December 31, 2012 to $314.1 million at September 30, 2013. Deposits decreased $13.0 million, or 2.7%, during the first nine months of 2013. Loans at ALC, net of unearned income, decreased $5.0 million, from $75.1 million at December 31, 2012 to $70.1 million at September 30, 2013. Loans at the Bank, after consolidation eliminations, decreased $37.7 million from $281.6 million at December 31, 2012 to $243.9 million at September 30, 2013.

Other assets declined $4.5 million from December 31, 2012 to September 30, 2013. This reduction resulted primarily from a $2.9 million income tax refund receivable and a $465,000 refund receivable from prepaid FDIC assessments as of December 31, 2012. All other components of other assets remained fairly consistent for the nine-month period.

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

At September 30, 2013, the allowance for loan losses was $9.3 million, or 3.0% of loans net of unearned income, compared to $19.3 million, or 5.4% of loans net of unearned income, at December 31, 2012. The coverage ratio of the allowance for loan losses to non-performing assets decreased to 35.7% at September 30, 2013, compared to 50.1% at December 31, 2012. The level of non-performing and impaired loans has decreased since December 31, 2012 through collections, charge-offs and upgrades. The impairment and reserve required by loans evaluated individually for impairment has decreased. In addition, the historical loss ratio utilized in calculating the allowance for loan losses for the remaining portion of the loan portfolio, which is evaluated collectively for impairment, has also decreased. These factors have contributed to the decreased allowance for loan losses.

Net charge-offs for the nine-month period ended September 30, 2013 were $10.8 million, or 4.3% of average loans on an annualized basis, an increase of 96.4%, or $5.4 million, from charge-offs of $5.6 million, or 1.9% of average loans on an annualized basis, reported for the nine-month period ended September 30, 2012. The provision for loan losses for the nine months ended September 30, 2013 was $799,020, compared to $3.2 million for the same period of 2012.

Non-performing assets were as follows (in thousands of dollars):

	Consolidated
	September 30, 2013	December 31, 2012	September 30, 2012
Loans Accounted for on a Non-Accrual Basis	$12,750	$23,618	$31,575
Accruing Loans Past Due 90 Days or More	1,853	1,571	2,088
Real Estate Acquired in Settlement of Loans	11,372	13,286	13,608

Total	$25,975	$38,475	$47,271
Non-Performing Assets as a Percentage of Net
Loans and Other Real Estate	8.00%	10.40%	12.50%

	FUSB
	September 30, 2013	December 31, 2012	September 30, 2012
Loans Accounted for on a Non-Accrual Basis	$12,544	$23,351	$30,067
Accruing Loans Past Due 90 Days or More	—	—	56
Real Estate Acquired in Settlement of Loans	10,522	11,089	11,021

Total	$23,066	$34,440	$41,144
Non-Performing Assets as a Percentage of Net
Loans and Other Real Estate	9.07%	11.77%	13.77%

	ALC
	September 30, 2013	December 31, 2012	September 30, 2012
Loans Accounted for on a Non-Accrual Basis	$206	$267	$1,507
Accruing Loans Past Due 90 Days or More	1,853	1,571	2,032
Real Estate Acquired in Settlement of Loans	850	2,197	2,587

Total	$2,909	$4,035	$6,126
Non-Performing Assets as a Percentage of Net
Loans and Other Real Estate	4.10%	5.22%	7.72%

Non-performing assets as a percentage of net loans and other real estate was 8.0% at September 30, 2013 and 10.4% at December 31, 2012. Loans on non-accrual status decreased $10.9 million, accruing loans past due 90 days or more increased $282,000 and real estate acquired in settlement of loans decreased $1.9 million from December 31, 2012. The Company forecasts that challenging economic conditions and the weakened real estate market in the Company’s market area will continue to put downward pressure on real estate collateral values and will impact the Company’s ability to reduce non-performing assets. OREO as of September 30, 2013 consisted of six residential properties totaling $473,911 and thirty commercial properties totaling $10.0 million at the Bank, and thirty residential properties totaling $592,993 and thirteen commercial properties totaling $256,641 at ALC. Every effort is made to dispose of these properties in a timely manner, but these efforts continue to be hampered by current economic conditions. Real estate values are depressed, and the real estate market remains weakened in all of the Company’s market area. Management reviews these non-performing assets and reports to the Board of Directors of the Bank monthly. Loans past due 90 days or more and still accruing interest are reviewed by management and are allowed to continue accruing only when management believes that underlying collateral values and the financial strength of the borrowers are sufficient to protect the Bank from loss. If at any time management determines that there may be a loss of interest or principal, these loans will be changed to non-accrual status and their asset values downgraded.

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

The Bank currently has up to $163.0 million in borrowing capacity from the FHLB and $17.8 million in established federal funds lines.

USBI and the Bank are required to maintain certain levels of regulatory capital. At September 30, 2013 and December 31, 2012, USBI and the Bank were in compliance with all regulatory capital requirements.

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments and maturities of loans and maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $120.1 million at September 30, 2013 and $155.5 million at December 31, 2012.

Investment securities forecasted to mature or reprice over the next twelve months ending September 30, 2014 are estimated to be $14.8 million, or approximately 9.4%, of the investment portfolio as of September 30, 2013. For comparison, principal payments on investment securities totaled $26.2 million, or 16.7%, of the investment portfolio as of September 30, 2013.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of September 30, 2013, the bond portfolio had an expected average maturity of 3.7 years, and approximately 70.9% of the $155.3 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. Instead, these activities are funded by cash flows from loan payments, as well as increases in deposits and short-term and long-term borrowings.

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

The management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2013, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2013, USBI’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 14 to Item 1, “Guarantees, Commitments and Contingencies,” for information regarding certain other litigation matters relating to the Company.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
July 1 – July 31	—	$—	—	242,303

August 1 – August 31	—	$—	—	242,303

September 1 – September 30	—	$—	—	242,303

Total	—	$—	—	242,303

(1)	On December 17, 2012, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, USBI is authorized to repurchase up to 642,785 shares of common stock. The expiration date of the extended repurchase program is December 31, 2013. As of September 30, 2013 there were 242,303 shares that may still be purchased under the program.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: November 13, 2013

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

3.2A	First Amendment to the Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed February 24, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.