Form 10-K
period 2013-12-31
UNITED SECURITY BANCSHARES INC
filed 2014-03-21
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 0-14549

UNITED SECURITY BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0843362
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 West Front Street, Post Office Box 249 Thomasville, Alabama	36784
(Address of Principal Executive Offices)	(Zip Code)

334-636-5424

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2013, was $54,790,679.

As of March 14, 2014, the registrant had outstanding 6,043,292 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be held on May 2, 2014, are incorporated by reference into Part III of this Form 10-K.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2013

*	Portions of the definitive proxy statement for the registrant’s 2014 Annual Meeting of Shareholders to be held on May 2, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“USBI”) and its subsidiaries (collectively, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in USBI’s Securities and Exchange Commission filings and other public announcements, including the factors described in this Annual Report on Form 10-K for the year ended December 31, 2013. Specifically, with respect to statements relating to loan demand, growth and earnings potential and the adequacy of the allowance for loan losses, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

In addition, the Company’s business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

PART I

Item 1.	Business.

United Security Bancshares, Inc. (“USBI”) is a Delaware corporation organized in 1999 as a successor by merger with United Security Bancshares, Inc., an Alabama corporation. USBI is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and it operates one banking subsidiary, First United Security Bank (“FUSB” or “the Bank”).

The Bank conducts a general commercial banking business and offers banking services such as the receipt of demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama. The Bank has two wholly-owned subsidiaries: Acceptance Loan Company, Inc. (“ALC”) and FUSB Reinsurance, Inc. (“FUSB Reinsurance”). USBI, the Bank, ALC, and FUSB Reinsurance may be referred to collectively or in any combination herein as “the Company.”

ALC is an Alabama corporation with approximately 21,000 consumer and real estate loans outstanding. ALC operates and serves its customers through twenty-four offices in Alabama and southeast Mississippi, including the ALC headquarters located in Jackson, Alabama. ALC’s business is generated through referrals from retail businesses, banks and customer mailings. ALC serves customers with a broad range of consumer loan needs. ALC’s lending guidelines are based on an established company policy that is reviewed regularly by its Loan Committee. The lending guidelines include the consideration of collateral (age, type and loan-to-value), loan term, the borrower’s budget (debt-to-income ratio), employment and residence history, credit score and credit history and prior experience with ALC. ALC’s average loan size is approximately $2,700, with an average term of 24 to 36 months. ALC currently has loans of approximately $70 million, which carry an average yield of 24.5%. Interest rates charged vary depending on the consideration of certain factors, such as credit score and collateral. Approximately 37% of ALC’s current loan portfolio is secured by real estate and single family residence loans, with the remaining portion of the portfolio secured by various other types of collateral, depending on the type of loan being secured. As a result of the continued weakness in the real estate market, ALC suspended making new real estate loans in May 2012.

FUSB Reinsurance is an Arizona corporation that underwrites credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and a primary third-party insurer retains the remaining risk. A third-party insurer and/or a third-party administrator are responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

Employees

USBI has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2013, the Bank had 181 full-time equivalent employees, and ALC had 105 full-time equivalent employees. FUSB Reinsurance has no employees.

Competition

The Company faces strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with numerous other financial services providers (in excess of thirty in its service area), including commercial banks, online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries.

Supervision and Regulation

General

The Company and the Bank are each extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and condition the Company’s ability to repurchase stock or to receive dividends from the Bank. The Company is also subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Bank is also subject to comprehensive examination and supervision by the Alabama State Banking Department and the Federal Deposit Insurance Corporation (the “FDIC”). These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of the Company and the Bank. This supervisory framework could materially impact the conduct and profitability of the Company’s and Bank’s activities.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of the particular statutory and regulatory provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal level. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on the Company and the Bank, are difficult to ascertain. A change in applicable laws and regulations, or in the manner such laws or regulations are interpreted by regulatory agencies or courts, may have a material effect on our business, operations and earnings.

Bank Holding Company Act (the “BHCA”)

The Company is registered as a bank holding company and is subject to regulation and supervision by the Federal Reserve. The BHCA requires the Company to secure the prior approval of the Federal Reserve before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank or thrift, or merges or consolidates with another bank or thrift holding company. Further, under the BHCA, the activities of the Company and any nonbank subsidiary are limited to: (i) those activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto, and (ii) investments in companies not engaged in activities closely related to banking, subject to quantitative limitations on the value of such investments. Prior approval of the Federal Reserve may be required before engaging in certain activities. In making such determinations, the Federal Reserve is required to weigh the expected benefits to the public, such as greater convenience, increased competition and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.

The BHCA was substantially amended by the Gramm-Leach-Bliley Act (the “GLBA”) in 1999, which, among other things, permits a “financial holding company” to engage in a broader range of non-banking activities, and to engage on less restrictive terms in certain activities than were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. To become a financial holding company, the Company must certify that the Bank is both “well capitalized” and “well managed” (as defined by federal law), and has at least a “satisfactory” Community Reinvestment Act (“CRA”) rating. The GLBA also imposes certain privacy requirements on all financial institutions and their treatment of consumer information. At this time, the Company has not elected to become a financial holding company, as the Company does not engage in any non-banking activities which would require us to be a financial holding company.

There are a number of restrictions imposed on the Company and the Bank by law and regulatory policy that are designed to minimize potential loss to the depositors of the Bank and the Deposit Insurance Fund maintained by the FDIC (as discussed in more detail below) in the event the Bank should become insolvent. For example, under the Dodd-Frank Act (as discussed in more detail below), a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Any capital loan by the Company to the Bank is subordinate in right of payment to deposits and certain other indebtedness of the Bank. In addition, in the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Federal Deposit Insurance Act (“FDIA”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as a subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the Company, with respect to any extensions of credit they have made to such insured depository institution.

Supervision and Regulation of the Bank

The operations and investments of the Bank are also limited by federal and state statutes and regulations. The Bank is subject to supervision and regulation by the Alabama State Banking Department and the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans it may originate, and limits on the types of other activities in which the Bank may engage and the investments it may make.

The Bank is also subject to federal laws that limit the amount of transactions between the Bank and its nonbank affiliates, including the Company. Under these provisions, transactions (such as a loan or investment) by the Bank with nonbank affiliates are generally limited to 10% of the Bank’s capital and surplus for all covered transactions with any one affiliate, or 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit to affiliates, with limited exceptions, must be secured by eligible collateral in specified amounts. The Bank is also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposed additional requirements on transactions with affiliates, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

Securities and Exchange Commission

The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) for matters relating to the offering and sale of its securities and is subject to the SEC’s rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitations and insider-trading regulations.

Monetary Policy

The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve have a significant effect upon the operating results of commercial banks such as the Bank. The Federal Reserve has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member banks’ deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system in effect through March 31, 2011, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depended upon the category to which it is assigned, and certain potential adjustments established by FDIC regulations, with less risky institutions paying lower assessments.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits held by the depository institution to the depository institution’s average total consolidated assets during an assessment period less average tangible equity during that assessment period. It also eliminated the ceiling and increased the floor on the size of the DIF. The Dodd-Frank Act established a minimum designated reserve ratio (“DRR”) of 1.35 percent of the estimated insured deposits, required the FDIC to adopt a restoration plan should the reserve ratio fall below 1.35 percent, and provided for dividends to the industry should the reserve ratio exceed 1.50 percent.

On February 7, 2011, the Board of Directors of the FDIC approved a final rule on assessments, dividend assessment base and large bank pricing (the “Final Rule”), which became effective on April 1, 2011. The Final Rule implements the changes to the deposit insurance assessment system mandated by the Dodd-Frank Act, including, among other things, changing the assessment base for insured depository institutions from adjusted domestic deposits to the average consolidated total assets during an assessment period less average tangible equity capital during that assessment period. Tangible equity is defined in the Final Rule as Tier 1 Capital and is calculated monthly, unless, like the Bank, the insured depository institution has less than $1 billion in assets, in which case the insured depository institution will calculate the Tier 1 Capital on an end-of-quarter basis. Parents or holding companies of other insured depository institutions are required to report separately from their subsidiary depository institutions.

The Final Rule retains the unsecured debt adjustment, which lowers an insured depository institution’s assessment rate for any unsecured debt on its balance sheet. In general, the unsecured debt adjustment in the Final Rule equals the initial base assessment rate plus 40 basis points and is capped at the lesser of 5 basis points or 50 percent of the depository institution’s initial base assessment rate. The Final Rule also contains a brokered deposit adjustment for assessments. The Final Rule provides an exemption to the brokered deposit adjustment to financial institutions that are “well capitalized” and have composite CAMEL ratings of 1 or 2. CAMEL ratings are confidential ratings used by the federal and state regulators for assessing the soundness of financial institutions. These ratings range from 1 to 5, with a rating of 1 being the highest rating.

The Final Rule also creates a new rate schedule that intends to provide more predictable assessment rates to financial institutions. The revenue under the new rate schedule will be approximately the same. Moreover, it indefinitely suspends the requirement that the FDIC pay dividends from the DIF when the reserve ratio reaches 1.5 percent of insured deposits, to increase the probability that the reserve ratio in the DIF will reach a sufficient level to withstand a future crisis. In lieu of dividend payments, the FDIC has adopted progressively lower assessment rate schedules that become effective when the reserve ratio exceeds 1.15 percent, 2 percent and 2.5 percent.

The Dodd-Frank Act permanently raised the limit for federal deposit insurance to $250,000, increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provided temporary unlimited federal deposit insurance for noninterest-bearing demand transaction accounts at all insured depository institutions that expired on December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and, for each of the four quarters in calendar year 2013, equaled 0.64 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments. A significant increase in insurance assessments would likely have an adverse effect on our operating expenses and results of operations. Management cannot predict what insurance assessment rates will be in the future.

Deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Dividend Restrictions

Under applicable Alabama law, the Company is not permitted to pay dividends on its capital stock if, following the payment of the dividend, (1) it would be unable to pay its debts as they become due in the usual course of business or (2) its total assets would be less than the sum of its total liabilities and (unless the articles of incorporation permit otherwise) the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the Company’s capital, asset quality and financial condition.

Since it has no significant independent sources of income, the ability of the Company to pay dividends is dependent on its ability to receive dividends from the Bank. Under Alabama law, a state-chartered bank must annually transfer to surplus at least 10% of its “net earnings” (defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, less all current operating expenses, actual losses, accrued dividends on preferred stock, and all federal, state and local taxes) until the bank’s surplus is at least 20% of its capital. Until the bank’s surplus reaches this level, a bank may not declare a dividend in excess of 90% of its net earnings. Once a bank’s surplus equals or exceeds 20% of its capital, if the total of all dividends declared by the bank in a calendar year will exceed the sum of its net earnings for that year and its retained net earnings for the preceding two years (less any required transfers to surplus), then the bank must obtain prior written approval from the Superintendent of the Alabama State Banking Department. The Bank may not pay any dividends or make any withdrawals or transfers from surplus without the prior written approval of the Superintendent. The FDIC prohibits payment of cash dividends if, as a result, the institution would be undercapitalized or the Bank is in default with respect to any assessment due to the FDIC, including a deposit insurance assessment. These restrictions could materially influence the Company’s and the Bank’s ability to pay dividends.

Capital Adequacy Guidelines

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III requires bank holding companies and their bank subsidiaries to maintain a higher level of capital than previously required, with a greater emphasis on common equity. The Dodd-Frank Act adopted the Basel III capital framework for the United States financial system and mandated that the federal bank regulatory agencies adopt rules and regulations to implement the Basel III requirements.

Among other things, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to a bank holding company that are no less stringent than those currently applied to depository institutions. In July 2013, the federal banking agencies, including the Federal Reserve and the FDIC, adopted a final rule (the “Basel III Final Rule”) implementing these standards. Under the Basel III Final Rule, trust preferred securities are excluded from Tier I capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets, subject to certain limits. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Final Rule, which implements this requirement, the Bank must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases and paying certain discretionary bonuses. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

The Federal Reserve and the FDIC have promulgated substantially similar risk-based capital guidelines applicable to the banking organizations they supervise. These guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposures, and to minimize disincentives for holding liquid assets. Under those guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Bank assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are assigned certain credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weighting will apply. Those computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category. Exceptions include municipal or state revenue bonds, which have a 50% risk-weighting, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weighting. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighting. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term commercial letters of credit have a 20% risk-weighting, and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

Under the Basel III Final Rule, beginning on January 1, 2015, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) will be 8%. The required ratio of “Tier 1 Capital” (consisting generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk-weighted assets is currently 4% but increases to 6% in January 2015. While there is currently no required ratio of “Common Equity Tier 1 Capital” (which generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and AOCI, subject to certain adjustments) to risk-weighted assets, a required minimum ratio of 4.5% takes effect in January 2015 as well. The remainder of total capital, or “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) preferred stock not qualifying as Tier 1 Capital, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities and (f) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital (which is included only to the extent of Tier 1 Capital), less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the FDIC. At December 31, 2013, the Company’s and the Bank’s Tier 1 and Total Capital ratios were 17.93% and 19.20%, respectively, for the Company and 18.07% and 19.34%, respectively, for the Bank.

In addition, the Federal Reserve and FDIC have established minimum leverage ratio requirements for banking organizations they supervise, calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets. For banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, these requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3%. Other banks and bank holding companies generally are required to maintain a minimum leverage ratio between 4% and 5%. Under the Basel III Final Rule, the required minimum leverage ratio for all banks will be 4%. At December 31, 2013, the Company’s and the Bank’s leverage ratios were 10.88% and 10.97%, respectively.

As an additional means to identify problems in the financial management of depository institutions, the FDIA requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that failed to meet such standards.

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that Federal banking agencies are required to take, and certain actions that they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the regulations, an institution will be deemed “well capitalized” if its leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio and Total Risk-Based Capital ratio meet or exceed 5%, 6.5%, 8% and 10%, respectively. An institution will be deemed to be “adequately capitalized” or better if its leverage, Common Equity Tier 1, Tier 1 Capital, and Total Risk-Based Capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimum capital requirements. An institution is “significantly undercapitalized” if its leverage, Common Equity Tier 1, Tier 1, and Total risk-based capital ratios fall below 3%, 3%, 4% and 6%, respectively, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions, including a prohibition on payment of dividends, a limitation on asset growth and expansion in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including: increased reporting burdens and regulatory monitoring; a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business; obligations to raise additional capital; restrictions on transactions with affiliates; and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for 90 days, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

As of December 31, 2013, the Company and the Bank were classified as “well capitalized.” This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the Bank.

Community Reinvestment Act

The CRA requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low-income areas and borrowers. The CRA also requires the FDIC to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the communities that they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” The Bank’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with Federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities. As of December 31, 2013, the bank maintains a “satisfactory” CRA rating.

USA Patriot Act

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs meeting the minimum standards specified by the Act and implementing regulations. The USA PATRIOT Act also requires the Federal banking regulators to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

The Bank has implemented the required internal controls to ensure proper compliance with the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) comprehensively revised the laws affecting corporate governance, auditing and accounting, executive compensation and corporate reporting for entities, such as the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, Sarbanes-Oxley and its implementing regulations established new membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to the Company), imposed additional responsibilities for the Company’s external financial statements on the Company’s chief executive officer and chief financial officer, and expanded the disclosure requirements for the Company’s corporate insiders. The requirements are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors. The Company and its Board of Directors have, as appropriate, adopted or modified the Company’s policies and practices in order to comply with these regulatory requirements and to enhance the Company’s corporate governance practices.

Pursuant to Sarbanes-Oxley, the Company has adopted a Code of Business Conduct and Ethics applicable to its Board, executives and employees. This Code of Conduct can be found on the Company’s website at http://www.firstusbank.com under the tabs “About Us – Investor Relations.”

Privacy of Customer Information

The GLBA and the implementing regulations issued by the various federal regulatory agencies require financial institutions (including banks, insurance agencies and broker/dealers) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers with non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLBA established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

The Consumer Financial Protection Bureau

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which is an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions like the Bank, as well as non-banks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer finance laws, to oversee several entities and market segments not previously under the supervision of a federal regulator, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive or abusive. Many consumer laws previously enforced by other federal banking agencies are now the CFPB’s responsibility. The federal consumer finance laws and all of the functions and responsibilities associated with them were transferred to the CFPB on July 21, 2011. While the CFPB has the exclusive power to interpret, administer and enforce federal consumer finance laws, the Dodd-Frank Act provides that the FDIC continues to have examination and enforcement powers over the Bank relating to the matters within the jurisdiction of the CFPB because the Bank has less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

Mortgage Loan Origination

The Dodd-Frank Act also authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and the implementing final rule adopted by the CFPB (the “ATR/QM Rule”), a financial institution may not make a residential mortgage loan to a consumer unless it first makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the ATR/QM Rule limits prepayment penalties and permits borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. For this purpose, the ATR/QM Rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under Federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration, Veterans Administration or United States Department of Agriculture. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only or negative amortization payments. The ATR/QM Rule specifies the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments. The ATR/QM Rule became effective January 10, 2014, and the Company continues to evaluate the expected impact of the rule on our mortgage production operations.

In addition, Section 941 of the Dodd-Frank Act amended the Exchange Act to require sponsors of asset-backed securities (ABS) to retain at least 5 percent of the credit risk of the assets underlying the securities and to prohibit sponsors from transferring or hedging that credit risk. The federal banking agencies, including the Federal Reserve and the FDIC, issued a proposed rule in April 2011 to implement this requirement, followed by a revised notice of proposed rulemaking published in September 2013 (as revised, the “Proposed Risk Retention Rule”). Among other things, the Proposed Risk Retention Rule provides that the securitizer must bear the risk in any securitization transaction, and loan originators are only required to retain risk in limited circumstances and at their option. The Proposed Risk Retention Rule also provides for an exemption to the risk retention requirements for “Qualified Residential Mortgages” (“QRMs”) and ties the definition of QRMs to the definition of “qualified mortgage” established by the CFPB for purposes of evaluating a consumer’s ability to repay a mortgage loan. The federal banking agencies are considering whether to add additional factors to the QRM determination, however, including borrower credit history and a 70 percent loan-to-value (LTV) cap. Finally, the Proposed Risk Retention Rule adopts the “fair value” measurement system for risk retention instruments. The comment period for the Proposed Risk Retention Rule ended on October 30, 2013, and no final rule has yet been issued. The Company continues to monitor the status of this rule and will be able to more effectively determine its impact on the Company’s mortgage origination business when a final rule is issued.

Mortgage Loan Servicing

On January 17, 2013, the CFPB issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules contain additional requirements for communications with borrowers, address the maintenance of customer account records, govern procedures for responding to written borrower requests and complaints of errors, and provide guidance regarding servicing delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures. These rules became effective on January 10, 2014 and will likely lead to increased costs to service loans across the mortgage industry. The Company is continuing to evaluate the full impact of these rules and their effect on the servicing of the Company’s mortgage loans.

The Volcker Rule

On December 10, 2013, five federal financial regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules (the “Final Rules”) implementing the so-called “Volcker Rule” embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act. The Final Rules complete the process begun in October 2011, when the agencies introduced proposed implementing rules for comment. In general, the Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in, and relationships with, hedge funds or private equity funds. The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions.

The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community and small banks, including the Bank, are afforded some relief under the Final Rules. If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the Final Rules, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. Beginning June 30, 2014, banking entities with $50 billion or more in trading assets and liabilities must report quantitative metrics; on April 30, 2016, banking entities with at least $25 billion but less than $50 billion must report; and on December 31, 2016, banking entities with at least $10 billion but less than $25 billion must report.

On January 15, 2014, the federal banking agencies issued an interim final rule (the “Interim Rule”) that exempts certain collateralized debt obligations backed by trust-preferred securities, also known as “TruPS

CDOs,” from the broad restrictions of the Final Rules. Specifically, the Interim Rule provides that the covered fund restrictions of the Final Rules are inapplicable to a banking entity’s owning an interest in, or sponsoring, any issuer of TruPS CDOs, provided that: (1) the TruPS CDOs were issued before May 19, 2010, by a holding company with $15 billion or less in total consolidated assets, and (2) the banking entity acquired the interest in the TruPS CDOs on or before December 10, 2013, or acquired the interest in the course of a merger with or acquisition of a banking entity that itself acquired the interest on or before that date.

The Company is currently evaluating the Final Rules and the Interim Rule, which are lengthy and detailed, but does not at this time expect the Final Rules or Interim Rule to have a material impact on its operations.

Other Provisions of the Dodd-Frank Act

The Dodd-Frank Act, which became law on July 21, 2010, implements far-reaching changes across the financial regulatory landscape. In addition to the reforms and provisions previously mentioned, the Dodd-Frank Act also:

•

Requires bank holding companies and banks to be both well-capitalized and well-managed in order to acquire banks located outside their home state and requires any bank holding company electing to be treated as a financial holding company to be both well-managed and well-capitalized;

•

Eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location;

•	Repeals Regulation Q, the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

Enhances insider transaction limitations by strengthening loan restrictions to insiders and applying the various limits to a greater number of types of transactions, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. The law also restricts certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors; and

•

Strengthens the previous limits on a depository institution’s credit exposure to one borrower (whether a person or group of related persons) in an amount exceeding certain thresholds, by expanding the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

While designed primarily to reform the financial regulatory system, the Dodd-Frank Act also contains a number of corporate governance provisions that will affect public companies with securities registered under the Exchange Act. The Dodd-Frank Act requires the SEC to adopt rules that may affect the Company’s executive compensation policies and disclosure. It also exempts “smaller reporting companies,” like USBI, from the requirement, originally enacted under Section 404(b) of the Sarbanes-Oxley Act of 2002, that the company’s independent auditor also attest to and report on management’s assessment of internal control over financial reporting.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The Dodd-Frank Act could require the Company to make material expenditures, particularly in the form of personnel training costs and additional compliance expenses, or otherwise adversely affect the Company’s business, financial condition, results of operations or cash flow. It could also require the Company to change certain of the Company’s business practices, adversely affect the Company’s ability to pursue business opportunities that the Company might otherwise consider pursuing, cause business disruptions and/or have other impacts that are as of yet unknown to the Company. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional expenses, any of which could have an adverse effect on the Company’s business, financial condition, results of operations, or cash flow.

Federal Home Loan Bank Membership

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). Each member of the FHLBA is required to maintain a minimum investment in the Class B stock of the FHLBA. The Board of Directors of the FHLBA can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase the Bank’s investment in the FHLBA depends entirely upon the occurrence of a future event, the Company is unable to determine the extent of future required potential payments to the FHLBA at this time. Additionally, in the event that the Bank fails, the right of the FHLBA to seek repayment of funds loaned to the Bank will take priority (a “super lien”) over the claims of all other creditors.

Other Laws and Regulations

The Company and the Bank are subject to a variety of laws and regulations that are not limited to banking organizations. For example, in lending to commercial and consumer borrowers, and in owning and operating its own property, the Bank is subject to regulations and potential liabilities under state and federal environmental laws.

The Company and the Bank are heavily regulated by regulatory agencies at the federal and state levels. Like most of the Company’s and the Bank’s competitors, the Company and the Bank have faced and expect to continue to face increased regulation and regulatory and political scrutiny, which creates significant uncertainty for the Company and the Bank, as well as the financial services industry in general.

Future Legislation and Regulation

Regulators have increased their focus on the regulation of the financial services industry in recent years. Proposals that could substantially intensify the regulation of the financial services industry have been and are expected to continue to be introduced in the U.S. Congress, in state legislatures and by applicable regulatory authorities. These proposals may change banking statutes and regulation and the Company’s operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals, or any implementing regulations, would have on the Company’s business, results of operations or financial condition.

Website Information

The Bank’s website address is http://www.firstusbank.com. USBI does not maintain a separate website. USBI makes available free of charge on the Bank’s website, under the tabs “About Us” – “Investor Relations,” its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after such material is electronically filed with the SEC. These reports are also available on the SEC’s website, http://www.sec.gov. USBI will provide paper copies of these reports to shareholders free of charge upon written request. USBI is not including the information contained on or available through the Bank’s website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

Making or continuing an investment in common stock issued by USBI involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect our business and results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price of your common stock could decline and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of USBI.

Difficult conditions in the financial services markets may materially and adversely affect the business and results of operations of the Company.

Dramatic declines in the housing market during recent years, along with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally, and a continuation of these trends could have a material adverse effect on the Company’s business and operations. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact the Company’s charge-offs and provisions for loan and credit losses. Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial services industry.

The Company’s business activities have been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

Over the past few years, the capital and credit markets have experienced unprecedented levels of volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain companies without regard to those companies’ underlying financial strength. As a consequence of the recession from which the United States is currently emerging, business activities across a wide range of industries continue to face serious difficulties due to a lack of consumer spending and liquidity in the global credit markets. Unemployment has also significantly impeded the economic recovery. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which the Company does business could have one or more of the following adverse effects on the Company’s business:

•	A decrease in the demand for loans and other products and services offered by the Company;

•	A decrease in the value of the Company’s loans held for sale or other assets secured by consumer or commercial real estate;

•	An impairment of certain intangible assets, such as goodwill;

•

An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses and valuation adjustments on loans held for sale.

Overall, for the past few years, the general business environment has had an adverse effect on the Company’s business, and there can be no assurance that the economy will recover in the near term. Until conditions improve, the Company’s business, financial condition and results of operations could be adversely affected by external economic forces.

Any litigation, regulatory investigations, proceedings, inquiries or changes could have a significant impact on the Company.

The financial services industry has experienced unprecedented market value declines caused primarily by the current recession and real estate market deterioration. As a result of these adverse market conditions, financial institutions now face a heightened risk of litigation, proceedings, inquiries or regulatory changes. Such actions or changes could result in significant costs and thereby adversely affect the Company’s financial condition and results of operations.

The banking industry is highly competitive, which could result in loss of market share and adversely affect our business.

The Company encounters strong competition in making loans, acquiring deposits and attracting customers for investment services. The Company competes with commercial banks, online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms and other financial intermediaries operating in Alabama and elsewhere in various segments of the financial services market. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits. In addition, many of the Company’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks, and, as a result, may be able to offer certain products and services at a lower cost than the Company is able to offer, which could adversely affect the Company’s business.

The Company is subject to extensive governmental regulation, and the costs of complying with such regulation could have an adverse impact on the Company’s operations.

The financial services industry is extensively regulated and supervised under both federal and state laws. We are subject to the regulation and supervision of the Federal Reserve, the FDIC and the Alabama State Banking Department. These regulations are intended primarily to protect depositors, the public and the FDIC insurance funds and are not intended to protect shareholders. Additionally, the Company is subject to regulation, supervision and examination by other regulatory authorities, such as the SEC, the National Association of Securities Dealers, Inc. and state securities and insurance regulators. The Company is subject to changes in federal and state laws, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that could affect the Company. The Company cannot assure you that any changes in regulations or new laws will not adversely the Company’s performance or results of operations. The Company’s regulatory position is discussed in greater detail under “Item 1. Business – Supervision and Regulation.”

Governmental responses to recent market disruptions may be inadequate and may have unintended consequences.

In response to recent market disruptions, legislators and financial regulators have taken a number of steps to stabilize the financial markets. In recent years, these measures have included the enactment and implementation of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, the provision of direct and indirect assistance to financial institutions, assistance by the banking regulatory authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets, and the expansion of deposit insurance coverage. More recently, President Obama signed into law the Dodd-Frank Act, which provides for sweeping changes to financial sector regulation and oversight, including new substantive authorities and practices in government regulation and supervision, and a restructuring of the regulatory system, including the creation of new federal agencies, offices, and councils.

Although many of these legislative measures and regulatory efforts have been in place for several years, their aggregate effect on the financial markets remains uncertain. Implementation of the provisions of the Dodd-Frank Act through rulemaking by federal regulatory authorities has resulted in a continuous series of significant changes to the banking industry as a whole, which could adversely affect the Company’s business, financial condition, results of operations and prospects.

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

Changes to the deposit insurance assessment regime could increase the cost to the Bank of holding deposits and thereby adversely affect the Company’s financial results.

The Dodd-Frank Act changed the method of calculation for FDIC insurance assessments. Under the previous system, the assessment base was domestic deposits minus certain allowable exclusions, such as pass-through reserve balances. Under the Dodd-Frank Act, assessments for any calculation period are based on the depository institution’s average consolidated total assets, less its average amount of tangible equity, during that period. On February 7, 2011, the FDIC approved a final rule to implement these changes. In addition to changing the assessment base, the final rule defines and limits certain assessment adjustments, such as those based on unsecured debt or brokered deposits. It also creates a new base assessment rate schedule in an attempt to provide more predictable assessment rates to insured financial institutions while collecting approximately the same amount of revenue as under the old rate schedule. The FDIC has authority to increase insurance assessments, and any significant increase in insurance assessments would likely have an adverse effect on the Bank and thereby negatively impact the Company’s results of operations.

The cost of complying with the regulations and policies of the Consumer Financial Protection Bureau could adversely affect the Company’s business.

The Dodd-Frank Act created the CFPB, a new regulatory entity with broad powers to supervise and enforce consumer protection laws. The CFPB has extensive rulemaking authority for a wide range of consumer protection laws that apply to banks and other types of lenders, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. It also has examination and enforcement authority over all banks with more than $10 billion in assets. Institutions with less than $10 billion in assets, like the Bank, are examined for compliance with consumer laws by their primary bank regulators, but these regulators defer to the CFPB’s rules and interpretations in evaluating a bank’s compliance with consumer protection laws. Therefore, although the CFPB does not directly supervise the Bank, the actions of the CFPB significantly impact the Bank’s operations.

The CFPB has set forth numerous rules and guidance documents since its inception concerning a wide range of consumer protection laws, many of which are directly applicable to the Company’s operations. For example, the CFPB recently imposed new requirements regarding the origination and servicing of residential mortgage loans, limitations on the manner in which loan originators may be compensated, mandatory disclosures on documentation given to borrowers, and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan before extending credit, among others. The CFPB likely will continue to make rules relating to consumer protection, and it is difficult to predict which products and services offered by the Company will be subject to these rules or how these rules will be implemented. However, compliance with CFPB regulations likely will result in additional operating and compliance costs that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Rapid and significant changes in market interest rates may adversely affect the Company’s performance.

Most of the Company’s assets and liabilities are monetary in nature and are therefore subject to significant risks from changes in interest rates. The Company’s profitability depends to a large extent on net interest income, and changes in interest rates can impact the Company’s net interest income as well as the valuation of the Company’s assets and liabilities. The Company’s results of operations are affected by changes in interest rates and the Company’s ability to manage interest rate risks. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates and changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. These differences could result in an increase in interest expense relative to interest income or a decrease in the Company’s interest rate spread. For a more detailed discussion of these risks and the Company’s management strategies for these risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s net interest margin depends on many factors that are partly or completely out of the Company’s control, including competition, federal economic monetary and fiscal policies and general economic conditions. Despite the implementation of strategies to manage interest rate risks, changes in interest rates may have a material adverse impact on the Company’s profitability.

The performance of the Company’s investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can negatively affect the performance of most of the Company’s investments. Interest rate volatility can reduce gains or create losses in the Company’s investment portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control. Fluctuations in interest rates affect returns on, and the market value of, investment securities. The fair market value of the securities in the Company’s portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. The potential effect of these factors is heightened due to the current conditions in the financial markets and economic conditions generally.

Changes in the policies of monetary authorities and other government action could adversely affect the Company’s profitability.

The Company’s results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks, the current political unrest in the Middle East and Eastern Europe and the volatile conditions in the financial markets and economic conditions generally, the Company cannot predict future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such conditions may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

If loan losses are greater than anticipated, the Company’s earnings may be adversely affected.

As a lender, the Company is exposed to the risk that customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. The Company’s credit risk with respect to its real estate and construction loan portfolio relates principally to the creditworthiness of individuals and the value of the real estate serving as security for the repayment of loans, and the credit risk with respect to its commercial and consumer loan portfolio relates principally to the general creditworthiness of businesses and individuals within the local markets in which the Company operates. The Company makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for potential loan losses based on a number of factors. The Company believes that the allowance for loan losses is adequate. However, if estimates, assumptions or judgments used in calculating this allowance are incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

The Company’s profitability and liquidity may be affected by changes in economic conditions in the areas where the Company’s operations or loans are concentrated.

The Company’s success depends to a certain extent on the general economic conditions of the geographic markets served by the Bank and its subsidiaries in the states of Alabama and Mississippi. The local economic conditions in these areas have a significant impact on the Company’s commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the southeastern United States in general or any one or more of these local markets could negatively impact the financial results of the Company’s banking operations and have a negative effect on profitability. For example, at present, significant unemployment in the timber industry has caused widespread economic distress in many of the areas served by the Company. A continuation of this trend or similar trends in other portions of the Company’s loan portfolio could have a significant negative effect on the profitability of the Company.

Further disruptions in the residential real estate market could adversely affect the Company’s performance.

Since 2008, the residential real estate market in the United States has experienced a variety of unfavorable economic conditions that have adversely affected the performance and market value of the Company’s residential construction and mortgage loans. Across the United States, delinquencies, foreclosures and losses with respect to residential construction and mortgage loans have reached historically high levels and could increase in the future. In addition, housing prices and appraisal values in many markets have not returned to pre-recession levels and are even continuing to decline in some areas. An extended period of flat or declining housing values could result in additional increases in delinquencies and further losses on residential construction and mortgage loans.

USBI cannot guarantee that it will pay dividends to shareholders in the future.

Dividends from the Bank are USBI’s primary source of funds for the payment of dividends to its shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to USBI. The ability of the Bank to pay dividends, as well as USBI’s ability to pay dividends to its shareholders, will continue to be subject to and limited by the results of operations of the Bank and by certain legal and regulatory restrictions. Further, any lenders making loans to USBI may impose financial covenants that may be more restrictive than the legal and regulatory requirements with respect to the payment of dividends to shareholders. There can be no assurance of whether or when USBI may pay dividends to its shareholders.

Extreme weather could cause a disruption in the Company’s operations, which could have an adverse impact on the Company’s profitability.

Some of the Company’s operations are located in areas bordering the Gulf of Mexico, a region that is susceptible to hurricanes and other forms of extreme weather. Such weather events could disrupt the Company’s operations and have a material adverse effect on its overall results of operations. Further, a hurricane or other extreme weather event in any of the Company’s market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by the Company.

The Company needs to stay current on technological changes in order to compete and meet customer demands.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable financial institutions to reduce costs. The Company’s future success may depend, in part, on its ability to use technology to provide products and services that provide convenience to customers and create additional efficiencies in operations.

The Company faces security risks with respect to the receipt and storage of personal data about its customers and employees.

A fundamental requirement for electronic commerce is the secure storage and transmission of personal information about customers and employees. Use of this information is regulated by various privacy and information security laws that are constantly changing. Compliance with these laws and regulations may result in cost increases due to necessary systems changes and the development of new processes. Although the Company has developed systems and processes that are designed to protect consumer information and prevent fraudulent transactions and other security breaches on the Bank’s website and otherwise, failure to prevent or mitigate such fraud or breaches, or to discover such fraud or breaches that may go undetected for an extended period of time, may adversely affect the Company’s business or results of operations, damage its reputation or subject it to legal or regulatory risk.

Securities issued by USBI, including its common stock, are not insured.

Securities issued by USBI, including its common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the DIF maintained by the FDIC or by any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

Future issuances of additional securities could result in dilution of your ownership.

USBI may decide from time to time to issue additional securities in order to raise capital, support growth or fund acquisitions. Further, USBI may issue stock options or other stock grants to retain and motivate employees. Such issuances of securities by USBI would dilute the respective ownership interests of USBI shareholders.

USBI’s common stock price is volatile, which could result in substantial losses for individual shareholders.

The market price of USBI’s common stock has been volatile and likely will continue to be volatile. In particular, USBI’s common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

•	general economic and business conditions;

•	changing market conditions in the financial services industry;

•	monetary and fiscal policies, laws and regulations and other activities of the government, agencies and similar organizations;

•	actual or anticipated variations in quarterly operating results;

•	failure to meet analyst predictions and projections;

•	collectability of loans;

•	cost and other effects of legal and administrative cases and proceedings, claims, settlements and judgments;

•	additions or departures of key personnel;

•	announcements of innovations or new services by the Company or its competitors;

•	USBI’s future sales of common stock or other securities; and

•	other events or factors, many of which are beyond the Company’s control.

Due to these factors, you may not be able to sell your stock at or above the price you paid for it, which could result in substantial losses.

USBI’s results of operations depend upon the results of operations of its subsidiaries.

There are various regulatory restrictions on the ability of USBI’s subsidiaries to pay dividends or to make other payments to USBI. In addition, USBI’s right to participate in any distribution of assets of any of its subsidiaries upon a subsidiary’s liquidation or otherwise will be subject to the prior claims of creditors of that subsidiary.

The Company’s performance and results of operations depend in part upon the soundness of other financial institutions.

The Company’s ability to engage in routine investment and banking transactions, as well as the quality and value of the Company’s investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition and profitability of such other financial institutions with which the Company transacts, including, without limitation, the FHLBA and the Bank’s correspondent banks. Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence in certain institutions and could lead to losses or defaults by other institutions, and in some cases, failure of such institutions. Any losses, defaults by, or failures of, the institutions with whom the Company transacts could adversely affect the Company’s debt and equity holdings in such other institutions, the Bank’s participation interests in loans originated by other institutions, and the Company’s business, including its liquidity, financial condition and earnings.

Liquidity risks could affect the Company’s operations and jeopardize its financial condition.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the repayment or sale of loans and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s funding sources include federal funds, purchased securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. The Company maintains a portfolio of securities that can be used as a source of liquidity. There are other sources of liquidity available to the Company or the Bank should they be needed, including the ability to acquire additional non-core deposits. USBI may be able, depending upon market conditions, to issue and sell debt securities, and preferred or common securities in public or private transactions. The Company’s access to funding sources in amounts adequate to finance or capitalize the Company’s activities or on acceptable terms could be impaired by factors that affect the Company specifically or the financial services industry or economy in general, such as further disruption in the financial markets, negative views and expectations about the prospects for the financial services industry, continued

deterioration in credit markets, or the financial condition, liquidity or profitability of the financial institutions with which the Company transacts.

The Company is dependent upon the services of its management team and board of directors, and the unexpected loss of key officers or directors may adversely affect the Company’s operations.

A departure of any of the Company’s executive officers, other key personnel, or directors could adversely affect the Company’s operations. With the exception of James F. House’s Amended and Restated Executive Employment Agreement and Thomas S. Elley’s Change in Control Agreement, the Company does not have employment agreements or non-competition agreements with any of its executive officers. In the absence of these types of agreements, the Company’s executive officers are free to resign their employment at any time and accept an offer of employment from another company, including a competitor. Additionally, the community involvement of the Company’s executive officers and directors and the Company’s directors’ diverse and extensive local business relationships are important to the Company’s success. A material change in the composition of the Company’s management team or board of directors could cause the Company’s business to suffer.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company, through the Bank, owns all of its offices, including its executive offices, without encumbrances, with the exception of the banking office in Columbiana, office space in Pelham and a parking lot in Brent, which are leased. ALC owns a commercial building in Jackson, Alabama, which houses its Jackson branch office, and ALC leases additional office space throughout Alabama and southeast Mississippi. The Company believes that its properties are sufficient for its operations at the current time.

Item 3.	Legal Proceedings.

On September 27, 2007, Malcomb Graves Automotive, LLC (“Graves Automotive”), Malcomb Graves and Tina Graves filed a lawsuit in the Circuit Court of Shelby County, Alabama against USBI, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, was named as a co-defendant, and ALC and the Bank filed a crossclaim against him seeking, among other relief, defense and indemnification for any damages suffered in the underlying lawsuit. The underlying complaint alleged that the defendants committed fraud in misrepresenting to Graves Automotive the amounts that Graves Automotive owed on certain loans and failing to credit Graves Automotive properly for certain loans. The defendants moved to compel arbitration, and the trial court denied the defendants’ motion. The defendants appealed this decision, and, on September 29, 2010, the Alabama Supreme Court affirmed the trial court’s denial of defendants’ motion. Following the return of the case to the active docket, on November 30, 2010, ALC and the Bank moved to dismiss the lawsuit. In response to this motion to dismiss, on June 15, 2011, the Circuit Court dismissed all claims against USBI, the Bank and their respective directors and officers and all claims that were brought by Malcomb Graves and Tina Graves in their individual capacities. The Circuit Court also dismissed Graves Automotive’s claims for conversion and negligent supervision against ALC and ordered Graves Automotive to re-plead its fraud allegations against ALC with more particularity. On September 15, 2011, Graves Automotive filed a third amended complaint in response to the Circuit Court’s June 15, 2011 order. In its third amended complaint, Graves Automotive asserted claims against ALC for breach of contract, fraud, unjust enrichment and conversion. ALC moved to dismiss the third amended complaint on many of the same grounds as set forth in its previous motion to dismiss. On October 13, 2011, the Circuit Court dismissed Graves Automotive’s conversion claim and again ordered Graves Automotive to re-plead its fraud claims with more particularity, this time within 60 days. On December 12, 2011, Graves Automotive filed its fourth amended complaint, this time asserting only two counts, breach of contract and unjust enrichment. Despite removing the fraud claims, the fourth amended complaint still requests punitive damages. On January 11, 2012, ALC filed a motion to dismiss the fourth amended complaint and to strike Graves Automotive’s request for punitive damages. This motion was heard on November 27, 2012, and the Circuit Court struck the punitive damages claim but allowed the breach of contract and unjust enrichment claims to go forward. Because Graves Automotive had been unable to produce any documents supporting these remaining claims, on September 30, 2013, the court entered an order requiring Graves Automotive to produce a number of categories of specific documents evidencing the unreimbursed work it had allegedly performed for ALC. After the deadline to produce the documents had passed, ALC filed a Motion to Dismiss for failure to comply with the discovery order or, in the alternative, Motion for Summary Judgment based upon Graves Automotive’s inability to produce evidence supporting its claims. In response, Graves recently submitted an affidavit and produced a number of documents purportedly supporting its claims and damages. ALC is currently in the process of supplementing its Motion to Dismiss, or in the Alternative, Motion for Summary Judgment to address Graves Automotive’s recent production. This motion is set for hearing on May 20, 2014. ALC also has made a nominal settlement offer to avoid the costs associated with additional litigation. ALC has yet to receive a response to this offer. ALC continues to deny the allegations against it in the lawsuit with respect to the remaining claims and intends to vigorously defend itself in this matter. Given the lack of discovery conducted, it is too early to assess the likelihood of a resolution of the remaining claims in this matter or the possibility of an unfavorable outcome.

On December 2, 2013, Wayne Allen Russell filed a lawsuit against the Bank in the Circuit Court of Tuscaloosa County, alleging that the Bank wrongfully foreclosed on a parcel of property owned by Russell that was subject to a mortgage in favor of the Bank. Mr. Russell alleges that the loan secured by the mortgage had been satisfied in full from the proceeds of a prior foreclosure of additional properties subject to the same mortgage. Mr. Russell seeks an unspecified amount of damages. The Bank denies Mr. Russell’s allegations and will vigorously defend the lawsuit. However, given the lack of discovery conducted, it is too early to assess the likelihood of a resolution of this matter or the possibility of an unfavorable outcome.

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

USBI’s common stock is listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 14, 2014, USBI had approximately 820 shareholders of record.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per share for USBI’s common stock as reported on the Nasdaq Capital Market, and the cash dividends declared per share in each such quarter.

	High	Low	Dividends Declared Per Share
2012
First Quarter	$7.92	$3.95	$0.00
Second Quarter	6.15	4.63	0.00
Third Quarter	6.49	4.81	0.00
Fourth Quarter	6.22	5.00	0.00

2013
First Quarter	$8.26	$5.10	$0.00
Second Quarter	10.40	7.40	0.00
Third Quarter	10.00	7.86	0.00
Fourth Quarter	8.89	7.25	0.00

The last reported sales price of USBI’s common stock as reported on the Nasdaq Capital Market on March 14, 2014, was $7.92.

Dividends are paid at the discretion of USBI’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are USBI’s primary source of funds for the payment of dividends to its shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to USBI. In addition, federal and state regulatory agencies have the authority to prevent USBI from paying a dividend to its shareholders. USBI can make no assurances that it will be able to or be permitted to pay dividends in the future. See Note 14, “Shareholders’ Equity,” in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K.

The following table sets forth purchases made by or on behalf of USBI or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of USBI’s common stock during the fourth quarter of 2013.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
October 1-31, 2013	1,550	(2)	$8.58	0	242,303
November 1-30, 2013	0		—	0	242,303
December 1-31, 2013	0		—	0	242,303

Total	1,550		$8.58	0	242,303

(1)	On December 20, 2013, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, USBI was authorized to repurchase up to 642,785 shares of common stock before December 31, 2014.
(2)	Shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

Item 6.	Selected Financial Data.

As a smaller reporting company, USBI is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction and Overview

United Security Bancshares, Inc., a Delaware corporation (“USBI”), is a bank holding company with its principal offices in Thomasville, Alabama. USBI operates one commercial banking subsidiary, First United Security Bank (the “Bank” or “FUSB”). As of December 31, 2013, the Bank operated and served its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC operates twenty-three finance company offices located in Alabama and southeast Mississippi. The headquarters of ALC is located in Jackson, Alabama. The Bank is the funding source for ALC.

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

Delivery of the best possible financial services to customers remains an overall operational focus of USBI and its subsidiaries (collectively, the “Company”). We recognize that attention to details and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 286 full-time equivalent employees, to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the current consolidated financial position, changes in financial position, results of operations and cash flows of the Company and should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of this discussion is on the years 2013 and 2012. All yields presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, the Company, through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in USBI’s Securities and Exchange Commission filings and other public announcements, including the factors described in this Annual Report on Form 10-K for the year ended December 31, 2013. Specifically, with respect to statements relating to loan demand, growth and earnings potential and the adequacy of the allowance for loan losses, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

In addition, the Company’s business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America and general banking practices. These areas include accounting for the allowance for loan losses, other real estate owned and valuation of deferred tax assets.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level deemed adequate by management to absorb probable losses from loans in the portfolio at the balance sheet date. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including, but not limited to, management’s estimate of: (a) loan loss experience, (b) the financial condition and liquidity of certain loan customers, and (c) collateral values of property securing certain loans. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. There can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additions to the allowances will not be required.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or in satisfaction of loans, and is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired, with any loss at the date of foreclosure recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other non-interest expense along with holding costs. Any gains or losses on disposal realized at the time of disposal are reflected in non-interest expense. Significant judgments are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of OREO.

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which the temporary differences that resulted in the deferred tax asset become deductible. Management’s determination of the realization of deferred tax assets is based upon judgments regarding various future events and uncertainties, including the timing and amount of future income earned by subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax asset. Management believes that USBI’s subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax assets recorded as of December 31, 2013. However, the amount of deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

Fair Value Measurements

A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include securities available for sale and impaired loans. Additionally, other real estate and certain other assets acquired in foreclosure are reported at the lower of the recorded investment or fair value of the property, less estimated cost to sell. Fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. While management uses judgment when determining the price at which willing market participants would transact when there has been a significant decrease in the volume or level of activity for the asset or liability in relation to “normal” market activity, management’s objective is to determine the point within the range of fair value estimates that is most representative of a sale to a third-party investor under current market conditions. The value to the Company if the asset or liability was held to maturity is not included in the fair value estimates.

A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Fair value is measured based on a variety of inputs that the Company utilizes. Fair value may be based on quoted market prices for identical assets or liabilities traded in active markets (Level 1 valuations). If market prices are not available, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market are used (Level 2 valuations). Where observable market data is not available, the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company-specific data (Level 3 valuations). These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability.

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurable uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Policies related to revenue recognition, investment securities and long-lived assets require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under re-examination by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. Also, see Note 2 to our consolidated financial statements, as it discusses accounting policies that we have selected from acceptable alternatives.

Overview of 2013

The following discussion should be read in conjunction with our consolidated financial statements, accompanying notes, and other schedules presented herein.

For the year ended December 31, 2013, net income of the Company was $3.9 million, compared with $2.2 million for the year ended December 31, 2012. Basic and diluted net income per common share was $0.65 for the year ended December 31, 2013, compared with $0.36 for 2012.

Other results for the Company as of and for the year ended December 31, 2013 were as follows:

•	Total assets increased 0.5% to $569.8 million, compared with $567.1 million as of December 31, 2012.

•	Deposits decreased 1.0% to $484.3 million, compared with $489.0 million as of December 31, 2012.

•	Loans net of unearned interest and fees decreased 13.0% to $310.3 million, compared with $356.7 million as of December 31, 2012.

•

As of December 31, 2013, the Company’s total risk-based capital was 19.20%, significantly above a number of financial institutions in our peer group and well above the minimum requirement of 10%, to achieve the highest regulatory rating of “well-capitalized.”

•	Net interest income decreased 10.1% to $30.7 million in 2013, compared with $34.2 million in 2012.

•	Provision for loan losses decreased to a credit of $0.6 million for the year ended December 31, 2013, compared with a charge of $4.3 million for the year ended December 31, 2012.

•	Non-interest income decreased 12.6% to $4.9 million in 2013, compared with $5.6 million in 2012.

•	Non-interest expense decreased 5.2% to $30.8 million in 2013, compared with $32.5 million in 2012. Impairment of OREO decreased $2.1 million in 2013, compared to 2012.

•	Shareholders’ equity totaled $70.1 million, or book value of $11.63 per share, as of December 31, 2013, compared with $68.6 million, or book value of $11.40 per share, as of December 31, 2012.

•	Return on average assets in 2013 was 0.70%, compared with 0.37% in 2012, and return on average shareholders’ equity was 5.68% in 2013, compared with 3.27% in 2012.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Results of Operations

Summary of Consolidated Operating Results for the Company

	Year Ended December 31,
	2013	2012
	(Dollars in Thousands)
Interest Income	$33,636	$38,753
Interest Expense	2,905	4,556

Net Interest Income	30,731	34,197
Provision (Reduction in Reserve) for Loan Losses	(642)	4,338

Net Interest Income After Provision (Reduction in Reserve) for Loan Losses	31,373	29,859
Non-Interest Income	4,865	5,565
Non-Interest Expense	30,802	32,484

Income Before Income Taxes	5,436	2,940
Provision for Income Taxes	1,509	745

Net Income	$3,927	$2,195

Net Interest Income and Margin

Net interest income measures how well management has matched interest-earning assets and interest-bearing liabilities and is the Company’s principal source of income. Fluctuations in interest rates materially affect net interest income. Although market rates were relatively stable during 2013, the yield on earning assets declined by 53 basis points, while the cost of interest-bearing liabilities declined by 29 basis points, as longer-term time deposits repriced at lower rates, decreasing net interest margin by 26 basis points, from 6.21% in 2012 to 5.95% in 2013. The table, “Yields Earned on Average Interest-Earning Assets and Rates Paid on Average Interest-Bearing Liabilities,” summarizes the results of net interest income and net yield on earning-assets, comparing 2013 to 2012.

Net interest income decreased 10.1% to $30.7 million in 2013, compared to an increase of 3.2% in 2012. The decrease in net interest income in 2013 was primarily due to a decline in interest-earning assets along with a decrease in the yield on earning assets. These decreases were somewhat offset by a decline in the cost of interest-bearing liabilities.

Interest income declined $5.1 million in 2013; $4.3 million was the result of decreased interest-earning assets, and $0.8 million was due to the 53 basis point decline in the yield on interest-earning assets. Interest expense declined $1.7 million in 2013; $0.6 million resulted from decreased interest-bearing liabilities, and $1.1 million was due to the 29 basis point decline in the cost of interest-bearing liabilities.

Overall, volume and yield changes in interest-earning assets and interest-bearing liabilities contributed to the decrease in net interest income during 2013. As to volume, the Company’s average earning assets decreased $33.5 million during 2013, or 6.1%, while average interest-bearing liabilities decreased $40.7 million, or 8.8%. The Company’s average loans declined by $48.6 million, or 12.9%, during 2013, and average investment securities increased by $12.2 million, or 7.1%. Average borrowings declined $2.7 million, average time deposits declined $44.4 million, average savings deposits increased $1.4 million, and average interest-bearing demand deposits increased $4.9 million.

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

The percentage of earning assets funded by interest-bearing liabilities also affects the Company’s interest margin. The Company’s earning assets are funded by interest-bearing liabilities, non-interest-bearing demand deposits and shareholders’ equity. The net return on earning assets funded by non-interest-bearing demand deposits and shareholders’ equity exceeds the net return on earning assets funded by interest-bearing liabilities. The Company’s percentage of earning assets funded by interest-bearing liabilities decreased to 81.8% in 2013, compared with 84.2% in 2012.

The Table, “Changes in Interest Earned and Interest Expense Resulting from Changes in Volume and Changes in Rates,” summarizes the impact of changes in both the volume of interest-earning assets and interest-bearing liabilities, and the average rate earned or incurred on interest-earning assets and interest-bearing liabilities. As indicated by this table, the decrease in net interest income in 2013 is primarily attributable to decreases in the volume of interest-earning assets. One of the major challenges we face at the Bank and ALC is investing in quality interest-earning assets. Average loans have declined over the last two years at the Bank and ALC. Difficult economic conditions and fierce competition among lenders for quality loans will continue to affect our ability to grow loans. Reducing non-performing assets and attracting and retaining quality loan customers at the Bank and ALC remain the primary focus of management.

Yields Earned on Average Interest-Earning Assets and

Rates Paid on Average Interest-Bearing Liabilities

	Year Ended December 31,
	2013			2012
	Average Balance	Interest	Yield/ Rate %	Average Balance	Interest	Yield/ Rate %
	(Dollars in Thousands, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans (Note A)	$328,085	$30,394	9.26%	$376,644	$35,373	9.39%
Taxable Investments	170,309	2,682	1.57%	157,457	2,801	1.78%
Non-Taxable Investments	14,089	549	3.90%	14,716	575	3.91%
Federal Funds Sold	4,411	11	0.25%	1,585	4	0.25%

Total Interest-Earning Assets	516,894	33,636	6.51%	550,402	38,753	7.04%

Non-Interest-Earning Assets:
Other Assets	44,937			48,595

Total	$561,831			$598,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$126,442	$606	0.48%	$121,498	$707	0.58%
Savings Deposits	69,243	162	0.23%	67,803	223	0.33%
Time Deposits	224,070	2,116	0.94%	268,496	3,503	1.30%
Borrowings	2,876	21	0.73%	5,573	123	2.21%

Total Interest-Bearing Liabilities	422,631	2,905	0.69%	463,370	4,556	0.98%

Non-Interest-Bearing Liabilities:
Demand Deposits	62,838			59,443
Other Liabilities	7,270			9,127
Shareholders’ Equity	69,092			67,057

Total	$561,831			$598,997

Net Interest Income (Note B)		$30,731			$34,197

Net Yield on Interest-Earning Assets			5.95%			6.21%

Note A	—Forthe purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. These loans amounted to $14.8 million and $22.7 million for 2013 and 2012, respectively.
Note B	—Loanfees of $3.6 million and $3.7 million for 2013 and 2012, respectively, are included in interest income amounts above.

Changes in Interest Earned and Interest Expense Resulting from

Changes in Volume and Changes in Rates

The following table sets forth the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 2013 versus 2012 and 2012 versus 2011.

	2013 Compared to 2012 Increase (Decrease) Due to Change In:			2012 Compared to 2011 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest Earned On:
Loans	$(4,560)	$(419)	$(4,979)	$(2,717)	$1,026	$(1,691)
Taxable Investments	229	(348)	(119)	435	(1,980)	(1,545)
Non-Taxable Investments	(25)	(1)	(26)	(347)	(14)	(361)
Federal Funds	7	—	7	—	4	4

Total Interest-Earning Assets	(4,349)	(768)	(5,117)	(2,629)	(964)	(3,593)

Interest Expense On:
Demand Deposits	29	(130)	(101)	11	(318)	(307)
Savings Deposits	5	(66)	(61)	82	(210)	(128)
Time Deposits	(580)	(807)	(1,387)	(330)	(1,062)	(1,392)
Other Borrowings	(60)	(42)	(102)	(584)	(51)	(635)

Total Interest-Bearing Liabilities	(606)	(1,045)	(1,651)	(821)	(1,641)	(2,462)

Increase (Decrease) in Net Interest Income	$(3,743)	$277	$(3,466)	$(1,808)	$677	$(1,131)

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded each year is a reflection of actual net losses experienced during the year and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio. The provision for loan losses for the Company was a credit of $0.6 million and a charge of $4.3 million for the years ended December 31, 2013 and 2012, respectively. The reduction in provision expense resulted from significant recoveries experienced in 2013 related to certain loans that were previously charged off, coupled with an improvement in the credit quality and other inherent risks of the loan portfolio at December 31, 2013.

Net charge-offs for the Company totaled $9.2 million in 2013, compared with $7.3 million in 2012. Net charge-offs at the Bank were $6.6 million in 2013, compared to $4.2 million in 2012. The increase in net charge-offs from both a Company and Bank perspective resulted primarily from continued economic weakness in the markets in which the Bank operates, particularly with respect to the real estate market. The real estate market continues to adversely impact real estate values and the ability of borrowers to perform, particularly when performance is based on real estate sales. At ALC, net charge-offs totaled $2.6 million in 2013, a reduction from $3.1 million in 2012. This decrease resulted from management’s ongoing efforts to shift ALC’s loan portfolio to focus more heavily on consumer loans and less heavily on real estate related loans.

The ratio of the allowance for loan losses to loans, net of unearned income for the Company, decreased to 3.03% as of December 31, 2013, compared with 5.40% as of December 31, 2012. For the Bank, this ratio decreased to 2.62% as of December 31, 2013 from 5.60% as of December 31, 2012. These decreases resulted from continued problem asset resolution by Bank management during 2013, lower levels of non-accrual loans, and a continuing shift in the portfolio away from higher risk real estate loans. At ALC, the ratio decreased to

4.43% as of December 31, 2013 from 4.68% as of December 31, 2012. We believe that growing the loan portfolio at the Bank and ALC with quality customers, along with continued efforts to reduce non-performing loans, should result in continued reduction of the allowance for loan losses as a percentage of loans.

Based on our evaluation of the portfolio, management believes that the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio as of December 31, 2013. While we believe that the methodologies and calculations we use for estimating the allowance for loan losses (which are reviewed from time to time by our regulators) are adequate, our conclusions are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local markets in which we operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses.

For additional information regarding the Company’s allowance for loan losses, see “Loans and Allowance for Loan Losses.”

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. Total non-interest income decreased $0.7 million, or 12.6%, in 2013 compared to 2012. The following table presents the major components of non-interest income for the years indicated.

	2013	2012
	(Dollars in Thousands)
Service Charges and Other Fees on Deposit Accounts	$1,720	$2,522
Credit Life Insurance Commissions and Fees	806	955
Bank-Owned Life Insurance	436	461
Other Income	1,903	1,627

Total Non-Interest Income	$4,865	$5,565

Service Charges and Other Fees on Deposit Accounts

Service charges and fees on deposit accounts decreased $0.8 million, or 31.8%, in 2013, compared to 2012. The decrease in service charges was due primarily to the reversal of approximately $0.6 million in service charges that were designated to be refunded to customers in the fourth quarter of 2013 for a product that was discontinued. The discontinued product provided identification theft protection services to Bank customers, and the refunded service charges were initially recorded as non-interest income from the first quarter 2011 through the third quarter 2013. The remaining $0.2 million reduction in service charges and other fees resulted primarily from reductions in overdraft and non-sufficient funds charges attributable to a changes in regulations that prohibit the Bank from assessing these charges for certain non-recurring electronic transactions. Absent the one-time charge to refund customers that occurred during the fourth quarter of 2013, service charges and fees on deposit accounts generally represent the largest component of non-interest income. Revenues from this source have generally declined in recent years. Management continues to search for new sources of fee income from new financial services and products; however, income from these non-interest sources is expected to continue to decline as a percentage of total revenue for the foreseeable future.

Other Income

Other income increased approximately $0.3 million, or 17%, in 2013 compared with 2012. Other income includes fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards and wire transfers. In addition, other income is generated at ALC for services including ALC’s auto club program and certain real estate rental. The increase in other income was primarily attributable to a non-recurring fee of approximately $0.5 million received by the Bank in connection with the early payoff of a mortgage-backed pool in the Company’s investment portfolio. This increase was partially offset by a decrease in revenues associated with ALC’s auto club program totaling approximately $0.1 million. Given the nature of these fees, there is uncertainty as to the level of revenue that will be sustained from these sources in the future.

Non-Interest Expense

Non-interest expense decreased $1.7 million, or 5.2%, to $30.8 million in 2013, from $32.5 million in 2012. The following table presents the major components of non-interest expense for the years indicated.

	Year Ended December 31,
	2013	2012
	(Dollars in Thousands)
Salaries and Employee Benefits	$16,261	$14,590
Occupancy	1,949	1,899
Furniture and Equipment	1,197	1,293
Legal, Accounting and Other Professional Fees	1,355	1,361
Stationery and Supplies	492	510
Telephone/Communication	622	631
Advertising	257	307
Collection and Recovery	708	499
Other Real Estate/Foreclosure Expense:
Write-downs	2,352	4,866
Carrying Costs	769	1,325

Total Other Real Estate/Foreclosure Expense	3,121	6,191
FDIC Insurance Assessments	722	787
Other	4,118	4,416

Total Non-Interest Expense	$30,802	$32,484

Efficiency Ratio	86.5%	81.7%
Total Non-Interest Expense to Average Assets	5.5%	5.4%

Salaries and Employee Benefits

Salaries and employee benefits expense increased $1.7 million, or 11.5%, in 2013, compared to an increase of 0.7% in 2012. The increase was primarily due to cost of living adjustments and annual merit increases, salaries paid to new officers hired in 2013, increases in group health insurance expenses, and increases in accruals for incentive payouts. The Company provides employees who meet established employment requirements with a benefits package that includes medical, life and disability insurance plans, as well as an employee stock ownership plan, the United Security Bancshares, Inc. Stock Ownership Plan (With 401(k) Provisions) (the “401(k) Plan”). The Bank’s matching contributions to the 401(k) Plan totaled approximately $0.3 million in both 2013 and 2012. No discretionary match was made by the Bank to the 401(k) Plan in 2013 or 2012. Salaries and employee benefits also includes the accrual for the long-term incentive compensation plan which totaled approximately $0.3 million in 2013 and $0.4 million in 2012.

Other Real Estate/Foreclosure Expense

Other real estate write-downs for the Company decreased $2.5 million in 2013 compared to 2012, a decline of 51.7%. Other real estate write-downs were $1.4 million at the Bank and $0.9 million at ALC in 2013, compared to $3.6 million at the Bank and $1.3 million at ALC in 2012. The reduction in impairment at both the Bank and ALC resulted from management’s ongoing efforts to sell OREO, along with stabilizing real estate values in certain markets as compared with the prior year.

Cost of carrying other real estate includes costs such as property taxes, maintenance, and security. Carrying costs for the Company decreased $0.6 million in 2013 compared to 2012, a decline of 42.0%. Carrying costs were $0.7 million and $0.1 million at the Bank and ALC, respectively, in 2013, compared with $1.0 million and $0.3 million at the Bank and ALC respectively, in 2012. The decrease in carrying costs at both the Bank and ALC resulted from continued efforts to sell OREO properties during 2013. Based on these efforts, the balance of OREO was reduced to $9.3 million as of December 31, 2013 compared with $13.3 million as of December 31, 2012.

Although management continues efforts to work through problem assets and sell OREO, there continues to be uncertainty with respect to economic conditions and real estate values in certain of the markets in which both the Bank and ALC operate. If the national or local economy weakens or if real estate values decline further in our primary markets, additional write-downs of existing OREO could be required, and the level of acquisition of properties into OREO could increase, resulting in increased carrying cost.

Provision for Income Taxes

Income tax expense was $1.5 million in 2013, compared to $0.7 million in 2012, resulting in an effective tax rate of 27.8% and 25.3%, respectively. The increase in income tax expense resulted primarily from increased pre-tax earnings.

The calculation of the income tax provision requires the use of estimates and judgments by management. As part of the Company’s overall business strategy, management must take into account tax laws and regulations that apply to specific tax issues faced by the Company each year. This analysis includes an evaluation of the amount and timing of the realization of income tax assets or liabilities. As of December 31, 2013, the Company reported a net deferred tax asset of $10.8 million, compared with $9.5 million as of December 31, 2012.

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

•

Creation of future taxable income – The Company has projected future taxable income that will be sufficient to absorb the remaining deferred tax assets after the reversal of future taxable temporary differences. The taxable income forecasting process utilizes the forecasted pre-tax earnings and adjusts for book-tax differences that will be exempt from taxation, primarily tax-exempt interest income and bank-owned life insurance, as well as temporary book-tax differences, including the allowance for loan losses. The projections relied upon for this process are consistent with those used for the Company’s financial forecasting process. Management believes that the projections resulting from the taxable income forecasting process are sound, however; there can be no assurance that such taxable income will be realized due to unanticipated changes in economic and competitive factors.

•	Strong capital position – As of December 31, 2013, the Company had a Tier 1 leverage ratio of 10.88%, calculated as a percentage of 2013 average assets, which is substantially above the 5.00%

minimum standard to be considered well capitalized under regulatory guidelines. Also, the total risk-based capital ratio of 19.20% substantially exceeds the 10.00% minimum standard to be considered well capitalized.

•

Ability to implement tax-planning strategies – The Company has the ability to implement tax planning strategies to maximize the realization of deferred tax assets, such as the sale of assets. As an example, during the year ended December 31, 2013, the Company’s portfolio of securities available for sale had $2.4 million of gross unrealized pre-tax gains that could accelerate the recognition of the associated taxable temporary differences, which management would consider to be a tax planning strategy to maximize the realization of the deferred tax assets that may expire unutilized.

•

The largest losses experienced were in one type of loan, real estate development. Except in unusual circumstances, the Company no longer invests in these types of loans and is focused on managing this segment of the loan portfolio aggressively. Of the loan loss provision expensed in 2012, 25.0%, or $1.1 million, was in the loan category of real estate development loans, raw land or residential lots. In 2013, recoveries of previously charged-off amounts in this category, coupled with an improvement in the credit quality and other inherent risks of the loan portfolio at December 31, 2013, resulted in a credit to the loan loss provision.

Negative Evidence

•

Cumulative loss position – As of December 31, 2013, the Company was in a three-year cumulative loss position. Excluding goodwill impairment in 2011, as this item is nondeductible for income tax purposes, the cumulative continuing operations pre-tax loss position for 2011 through 2013 was $2.6 million. The cumulative loss primarily resulted from the unprecedented provision for loan losses and net recoveries of $22.5 million during these periods. Based on our current evaluation of the loan portfolio under current economic conditions, management believes that the provision for loan losses will continue to return to more normalized levels in future periods. During 2013, the Company experienced a reduction in the reserve of $0.6 million, as compared with a provision for loan losses of $4.3 million and $18.8 million in 2012 and 2011, respectively.

The Company believes that the positive evidence, when considered in its entirety, outweighs the negative evidence of recent pre-tax losses. See Note 2 “Summary of Significant Accounting Policies” and Note 11 “Income Taxes” to the consolidated financial statements for additional information about income taxes.

Balance Sheet Analysis

Loans and Allowance for Loan Losses

Total loans outstanding, net of unearned interest, decreased by $46.4 million in 2013, with the loan portfolio totaling $310.3 million as of December 31, 2013. Total loans at the Bank declined 14.9% to $239.7 million in 2013. Loans at ALC declined 6.0% to $70.6 million in 2013. For 2013, on an average basis, loans represented 63.5% of the Company’s earning assets and provided 91% of the Company’s interest income. More stringent underwriting standards at the Bank and ALC, and difficult economic conditions, have led to decreased lending activity. Although loan growth is a major focus for management in the coming years, quality loan growth will remain a major challenge.

Real estate loans decreased 14.9% to $218.2 million in 2013. The Bank’s real estate loan portfolio is comprised of construction loans to both businesses and individuals for commercial and residential development, commercial buildings, both rental property and owner occupied, with most of this activity being commercial. Real estate loans also consist of other loans secured by real estate, such as one-to-four family dwellings, including mobile homes, loans on land only, multi-family dwellings, non-farm, non-residential real estate and home equity loans. Real estate loans at the Bank declined $31.7 million, or 14.2%, in 2013 to a balance of $191.6 million as of December 31, 2013. Real estate loans at ALC are primarily secured by residential properties, mobile homes and land. These loans declined 19.5% to $26.6 million as of year-end 2013. Real estate loans remain the largest component of the Company’s loan portfolio, comprising 69.2% of total loans outstanding, down from 70.9% at year-end 2012. Real estate lending will likely be the largest segment of the Bank’s loan portfolio for the foreseeable future. However, management will focus on growing owner-occupied and income-generating commercial real estate loans with decreased reliance on development lending in 2014.

Consumer loans represent the second largest component of the Company’s loan portfolio. These loans include loans to individuals for household, family and other personal expenditures, including credit cards and other related credit plans. Consumer loans increased by $1.9 million at ALC and declined by $4.6 million at the Bank during 2013. ALC’s consumer loans represent 83.2% of the total consumer loans, with a balance at year-end 2013 of $48.9 million. These loans at the Bank amounted to $9.9 million as of December 31, 2013. The increase at ALC was the result of a shift of emphasis away from real estate loans to consumer loans. The decline in consumer loans at the Bank resulted from an overall tightening of underwriting standards.

Commercial, financial and agricultural loans decreased by 38.6% during 2013 to $37.8 million as of December 31, 2013. Loans to tax exempt entities, such as municipalities and counties, increased $0.3 million in 2013 and increased $9.2 million in 2012. All other commercial loans declined by $5.3 million in 2013. All of the commercial loans were originated at the Bank.

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

The Bank’s loan policy requires immediate recognition of a loss if significant doubt exists as to the repayment of the principal balance of a loan. Consumer installment loans at the Bank are generally recognized as losses if they become 90 days delinquent. Consumer installment loans at ALC are generally recognized as losses if they become 120 days delinquent. Exceptions are made specifically for loans that are secured by real estate and if the borrower is in a repayment plan under the bankruptcy statutes. At the time of the plan approval, any amount above the cash flow value of the plan is charged off, and as long as the loans are paying in accordance with the bankruptcy plan, the remainder is not charged off.

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

The Bank utilizes a written loan policy, which guides lending personnel in applying consistent underwriting standards. This policy is intended to aid loan officers and lending personnel in making sound credit decisions and to assure compliance with state and federal regulations. The policy is comprehensive in scope and includes guidance on both desirable and undesirable loans. It includes individual loan officer lending limits as well as documentation requirements for various loan types. The lending function is managed by utilizing various committees, consisting of management and board members. The Executive Loan Committee, made up of senior management, has lending authority up to $2.0 million. Loan requests exceeding $2.0 million require approval of the Directors’ Loan Committee, made up of four outside directors and the Chief Executive Officer (“CEO”). Loans in excess of $10.0 million require the approval of the Board of Directors. The Problem Asset Review Committee, composed of the CEO, the Chief Credit Officer (“CCO”), the Executive Vice President (“EVP”), Commercial Division, and the EVP, Retail Division, with attendance of the Vice President, Special Assets Manager, meets monthly to review problem assets. Impaired loans in excess of $0.5 million are reviewed monthly to assist the CCO in calculating and evaluating the adequacy of the allowance for loan losses. OREO with balances of $500,000 and over are also reviewed at the monthly meetings, along with non-performing loans $250,000 and greater. This same committee reviews non-performing loans $50,000 and over on a quarterly basis.

The Credit Policy Committee, chaired by the CCO, consisting of the CEO, the EVP, Commercial Division, the EVP, Retail Division, and one Senior Lender, meets weekly to review loan downgrades, upgrades, charge-offs, and any loan policy changes.

ALC’s management oversees its loan portfolio by establishing credit criteria and underwriting standards through a loan committee comprised of members of ALC’s Board of Directors and ALC’s district and office managers. This Committee is aided by a formal loan policy, which is reviewed at least annually with revisions made as directed by ALC’s Board of Directors and Management. ALC’s individual branches are supervised by three district managers who report to the ALC COO. Because of the very nature of ALC’s business, many of the borrowers served by ALC could be deemed to demonstrate some of the same characteristics as subprime borrowers. Although the Company believes that serving the communities in which ALC is located includes service to these customers, ALC’s management and loan officers remain diligent in making careful loan decisions based on the credit criteria and underwriting standards established by the loan committee.

The following table shows the Company’s loan distribution as of December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
	(Dollars in Thousands)
Real Estate	$218,233	$256,354
Installment (Consumer)	59,428	62,521
Commercial, Financial and Agricultural	37,772	42,903
Less: Unearned Interest, Commissions and Fees	(5,110)	(5,100)

Total	$310,323	$356,678

The amounts of total loans (excluding consumer loans) outstanding as of December 31, 2013, which, based on the remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but within five years and (3) more than five years, are shown in the following table.

	Maturing
	Within One Year	After One but Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Commercial, Financial and Agricultural	$27,083	$10,227	$462	$37,772
Real Estate-Mortgage	86,689	105,355	26,189	218,233

Total	$113,772	$115,582	$26,651	$256,005

Variable rate loans totaled approximately $41.0 million and are included in the one-year category.

Non-Performing Assets

At ALC, accruing loans past due 90 days or more as of December 31, 2013 increased to $1.7 million, an increase of $0.1 million compared to 2012. These loans are closely monitored, and, if any deterioration in the borrowers’ ability to pay occurs, they are placed on non-accrual status. There were no accruing loans past 90 days or more as of December 31, 2013 or 2012 at the Bank.

Impaired loans totaled $32.6 million and $54.3 million as of December 31, 2013 and 2012, respectively. The decrease in impaired loans as of December 31, 2013 resulted from paydowns of $8.9 million, charge-offs of $10.1 million, transfers to OREO or repossessions of $1.5 million, and upgrades of $1.0 million. The decline in real estate values from 2007 levels and the severely depressed real estate market have affected the value of the underlying collateral and the borrowers’ ability to service the debt on these loans. There was approximately $3.3 million and $11.1 million in the allowance for loan losses specifically allocated to these impaired loans as of December 31, 2013 and 2012, respectively. Loans totaling $18.1 million and $28.1 million for 2013 and 2012, respectively, although considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, have no measurable impairment, and no allowance for loan losses is specifically allocated to these loans. The average recorded investment in impaired loans for 2013 and 2012 was approximately $42.5 million and $54.2 million, respectively. Income recognized on impaired loans amounted to approximately $1.6 million in 2013 and $2.5 million in 2012.

Non-performing assets as a percentage of loans net of unearned interest and other real estate was 6.7% as of December 31, 2013, compared to 10.4% as of December 31, 2012. Non-performing assets decreased $16.9 million in 2013 compared to 2012, loans on non-accrual decreased $13.1 million and loans past due 90 days or more and still accruing increased $0.1 million. Other real estate acquired in settlement of loans consisted of 7 residential properties and 29 commercial properties totaling $8.5 million at the Bank and 32 residential properties and 14 commercial properties totaling $0.8 million at ALC. Management is making every effort to dispose of these properties in a timely manner, but the severely depressed real estate market in many of our market areas is negatively impacting this process. Management reviews these loans and reports to the Bank’s Board of Directors monthly.

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are being reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. Based on the above, the Company had $5.7 million and $12.4 million of non-accruing loans that were restructured and remained on non-accrual status as of December 31, 2013 and 2012, respectively. In addition, the Company had $2.0 million of restructured loans that were restored to accrual status based on a sustained period of repayment performance as of December 31, 2013, compared to $0.1 million as of December 31, 2012.

The following table presents information on non-performing loans and real estate acquired in settlement of loans.

	Consolidated
	December 31, 2013	December 31, 2012
	(Dollars in Thousands)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$10,565	$23,618
Accruing Loans Past Due 90 Days or More	1,661	1,571
Real Estate Acquired in Settlement of Loans	9,310	13,286

Total	$21,536	$38,475

Non-Performing Assets as a Percent of Net
Loans and Other Real Estate	6.74%	10.40%

	FUSB
	December 31, 2013	December 31, 2012
	(Dollars in Thousands)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$10,372	$23,351
Real Estate Acquired in Settlement of Loans	8,464	11,089

Total	$18,836	$34,440

Non-Performing Assets as a Percent of Net
Loans and Other Real Estate	7.59%	11.77%

	ALC
	December 31, 2013	December 31, 2012
	(Dollars in Thousands)
Non-Performing Assets:
Loans Accounted for on a Non-Accrual Basis	$193	$267
Accruing Loans Past Due 90 Days or More	1,661	1,571
Real Estate Acquired in Settlement of Loans	846	2,197

Total	$2,700	$4,035

Non-Performing Assets as a Percent of Net
Loans and Other Real Estate	3.78%	5.22%

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2013	2012
	(Dollars in Thousands)
Total Loans Accounted for on a Non-Accrual Basis	$10,565	$23,618
Interest Income That Would Have Been Recorded Under Original Terms	550	1,058
Interest Income Reported and Recorded During the Year	61	158

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for the two years indicated.

	December 31,
	2013		2012
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans In Each Category To Total Loans
	(Dollars in Thousands, Except Percentages)
Commercial, Financial and Agricultural	$592	12%	$977	12%
Real Estate	5,944	69	15,334	71
Installment (Consumer)	2,860	19	2,967	17

Total	$9,396	100%	$19,278	100%

In establishing the allowance for loan losses, management created the following risk groups for evaluating the loan portfolio:

•	Large classified loans and impaired loans are evaluated individually, with specific reserves allocated based on management’s review, consistent with ASC Topic 310.

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

Summary of Loan Loss Experience

This table summarizes the Company’s loan loss experience for each of the two years indicated.

	December 31,
	2013	2012
	(Dollars in Thousands)
Balance of Allowance for Loan Loss at Beginning of Period	$19,278	$22,267
Charge-Offs:
Commercial, Financial and Agricultural	(537)	(1,277)
Real Estate-Mortgage	(9,265)	(4,307)
Installment (Consumer)	(3,329)	(3,449)
Other	—	(17)

	(13,131)	(9,050)
Recoveries:
Commercial, Financial and Agricultural	141	156
Real Estate-Mortgage	2,776	671
Installment (Consumer)	970	894
Other	4	2

	3,891	1,723
Net Charge-Offs	(9,240)	(7,327)
Provision (Reduction in Reserve) for Loan Losses	(642)	4,338

Balance of Allowance for Loan Loss at End of Period	$9,396	$19,278

Ratio of Net Charge-Offs During Period to Average Loans Outstanding	2.77%	1.95%

Investment Securities

Assets of the Bank include investment securities which are classified as either available-for-sale or held-to-maturity. Available-for-sale securities, which are carried at fair value, include mortgage-backed securities, obligations of states, counties and political subdivisions, U.S. treasury and government sponsored agency securities and other securities. Investment securities held-to-maturity, which are carried at amortized cost, consist of obligations of states, counties and political subdivisions and U.S. government sponsored agency securities. Total investment securities increased from $113.7 million as of December 31, 2012 to $170.8 million as of December 31, 2013.

Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been purchases of agency-guaranteed mortgage-backed obligations and collateralized mortgage obligations (“CMOs”). The mortgage-backed obligations in which the Bank invests represent an undivided interest in a pool of residential or commercial mortgages or may be collateralized by a pool of residential mortgages (“mortgage-backed securities”). The Company does not invest in mortgage-backed securities that contain Alt-A type mortgages or subprime mortgages.

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

The composition of the Bank’s investment portfolio reflects the Bank’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Bank’s investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling the Bank’s interest rate position, while at the same time producing adequate levels of interest income. As of December 31, 2013, the investment portfolio had an estimated average maturity of 3.5 years.

Available-for-sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. At December 31, 2013, available-for-sale securities totaled $135.8 million, which represented 79.5% of the securities portfolio, compared to $92.6 million, or 81.4%, at December 31, 2012. There were net unrealized gains (tax effected) of $0.5 million and $3.1 million in the available-for-sale securities portfolio as of December 31, 2013 and December 31, 2012, respectively. Estimated fair values of the securities in the available-for-sale portfolio and the resulting unrealized gains and losses vary significantly as interest rates change. The unrealized gains and losses in the securities portfolio are not expected to have a material impact on the Bank’s liquidity or other funding needs.

Held-to-maturity securities are carried at amortized cost and represent those securities that the Bank both intends and has the ability to hold to maturity. At December 31, 2013, held to maturity securities totaled $35.1 million and represented 20.5% of the total portfolio, compared with $21.1 million, or 18.6%, at the end of 2012.

The following table sets forth the amortized costs of investment securities, as well as their fair value and related unrealized gains or losses of available-for-sale securities on the dates indicated.

	Available-for-Sale
	December 31,
	2013	2012
	(Dollars in Thousands)
Mortgage-Backed Securities:
Residential	$82,840	$46,260
Commercial	30,677	27,857
Obligations of States and Political Subdivisions	16,230	13,395
U.S. Treasury Securities	4,161	80
Obligations of U.S. Government Sponsored Agencies	1,000	—

Total Book Value	134,908	87,592

Net Unrealized Gains	846	5,022

Total Market Value	$135,754	$92,614

	Held-to-Maturity
	December 31,
	2013	2012
	(Dollars in Thousands)
Obligations of U.S. Government Sponsored Agencies	$35,050	$21,136

Total Book Value	$35,050	$21,136

Investment Securities Maturity Schedule

Available-for-sale securities are stated at fair value and tax equivalent market yields. Held-to-maturity securities are stated at amortized cost.

	Available-for-Sale Stated Maturity as of December 31, 2013
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands, Except Yields)
Investment Securities Available-for-Sale:
Obligations of U.S. Government Sponsored Agencies	$80	0.25%	$1,001	1.09%	$3,748	1.89%	$—	0.00%
Obligations of State and Political Subdivisions	201	5.42	2,386	5.32	969	4.84	13,471	5.88
Mortgage-Backed Securities:
Residential	—	0.00	8,209	3.22	56,485	2.17	18,739	2.81
Commercial	—	0.00	710	1.49	1,772	4.49	27,983	1.73

Total	$281	3.94%	$12,306	3.36%	$62,974	2.26%	$60,193	3.00%

Total Securities With Stated Maturity							$135,754	2.69%

	Held-to-Maturity Stated Maturity as of December 31, 2013
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands, Except Yields)
Investment Securities Held-to-Maturity:
Obligations of U.S. Government Sponsored Agencies	$—	0.00%	$—	0.00%	$15,197	0.87%	$19,853	1.85%

Total	$—	0.00%	$—	0.00%	$15,197	0.87%	$19,853	1.85%

Total Securities With Stated Maturity							$35,050	1.43%

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2013	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Maturing in three months or less	$281	0.16%
Maturing after three months through one year	—	—
Maturing after one year through three years	3,895	2.28
Maturing after three years to five years	8,411	4.92
Maturing after five years to fifteen years	117,556	68.83
Maturing in over fifteen years	40,661	23.81

Total	$170,804	100.00%

Condensed Portfolio Repricing Schedule

Repricing Summary as of December 31, 2013	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Repricing in thirty days or less	$13,737	8.04%
Repricing in thirty-one days to one year	528	0.31
Repricing after one year through three years	8,060	4.72
Repricing after three years to five years	8,960	5.25
Repricing after five years to fifteen years	116,226	68.04
Repricing in over fifteen years	23,293	13.64

Total	$170,804	100.00%

Security Gains

Non-interest income from securities transactions was a gain for each of the years ended December 31, 2013 and 2012. Transactions affecting the Bank’s investment portfolio are directed by the Bank’s asset and liability management activities and strategies. Although short-term losses may occur from time to time, the “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

No available-for-sale securities were sold in 2013. In 2012, net gains realized on securities available-for-sale were approximately $0.8 million.

Volumes of sales, as well as other information regarding investment securities, are discussed further in Note 3, “Investment Securities,” in the “Notes to Consolidated Financial Statements.”

Deposits

Total deposits were $484.3 million and $489.0 million as of December 31, 2013 and 2012, respectively. Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. Core deposits totaled $391.3 million, or 80.8% of total deposits, as of December 31, 2013, and totaled $380.1 million, or 77.7% of total deposits, as of December 31, 2012.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future, although economic and competitive factors could affect this funding source. The Company’s loan-to-deposit ratio was 62.1% as of December 31, 2013 and 69.0% as of December 31, 2012.

Time deposits in excess of $100,000 decreased 14.6% to $93.0 million as of December 31, 2013, compared with $108.9 million as of December 31, 2012. Included in these large deposits was $15.2 million in brokered certificates of deposit as of December 31, 2013, compared with $21.9 million as of December 31, 2012. Management has used brokered deposits as a funding source when rates and terms are more attractive than other funding sources.

The sensitivity of the Bank’s deposit rates to changes in market interest rates is reflected in the average interest rate paid on interest-bearing deposits. During 2013, although market interest rates remained relatively stable, the Bank’s average rate on interest-bearing deposits declined from 0.97% in 2012 to 0.69%, as longer-term certificates of deposit matured and repriced at lower rates.

Management, as part of an overall program to emphasize the growth of transaction deposit accounts, continues to promote online banking and an online bill paying program, as well as enhance the telephone-banking product. In addition, continued effort is being placed on deposit promotions, direct-mail campaigns and cross-selling efforts.

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods in the following table.

	December 31,
	2013		2012
	Amount	Rate	Amount	Rate
	(Dollars in Thousands, Except Percentages)
Non-Interest Bearing Demand Deposit Accounts	$62,838		$59,443
Interest-Bearing Demand Deposit Accounts	126,442	0.48%	121,498	0.58%
Savings Deposits	69,243	0.23	67,803	0.33
Time Deposits	224,070	0.94	268,496	1.30

Total	$482,593	0.69%	$517,240	0.97%

Maturities of time certificates of deposit of $100,000 or more outstanding as of December 31, 2013 are summarized as follows:

Maturities	Time Certificates of Deposit
(Dollars in Thousands)
Three Months or Less	$15,754
Over Three Through Six Months	15,515
Over Six Through Twelve Months	25,062
Over Twelve Months	36,676

Total	$93,007

Other Borrowings

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. This category continues to be utilized as an alternative source of funds. During 2013, the average other interest-bearing liabilities represented 0.7% of the average total interest-bearing liabilities, compared to 1.2% in 2012. The advances from the FHLB are an alternative to funding sources with similar maturities, such as certificates of deposit. These advances generally offer more attractive rates when compared to other mid-term financing options. Securities sold under agreements to repurchase averaged $1.0 million in 2013 and $0.7 million in 2012. For additional information and discussion of these borrowings, refer to Notes 9 and 10, “Short-Term Borrowings” and “Long-Term Debt,” respectively, in the “Notes to Consolidated Financial Statements.”

The following table shows information for the last two years regarding the Bank’s short- and long-term borrowings consisting of treasury, tax and loan deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings from the FHLB.

	Short-Term Borrowings Maturity Less Than One Year	Long-Term Borrowings Maturity One Year or Greater
	(Dollars in Thousands, Except Percentages)
Year-Ended December 31:
2013	$1,231	$5,000
2012	638	—
Weighted Average Interest Rate at Year-End:
2013	0.25%	0.57%
2012	1.50	—
Maximum Amount Outstanding at Any Month’s End:
2013	$1,777	$5,000
2012	1,332	20,000
Average Amount Outstanding During the Year:
2013	$986	$1,890
2012	654	4,918
Weighted Average Interest Rate During the Year:
2013	1.02%	0.58%
2012	1.50	2.30

Shareholders’ Equity

The Company has historically placed great emphasis on maintaining its strong capital base. As of December 31, 2013, shareholders’ equity totaled $70.1 million, or 12.3% of total assets, compared with $68.6 million, or 12.1% of total assets as of December 31, 2012. Management believes that this level of equity is an indicator of the financial soundness of the Company, and the Company’s ability to sustain future profitability and growth.

In connection with USBI’s Non-Employee Directors’ Deferred Compensation Plan, no shares were purchased in 2013 and 2012. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of USBI’s common stock. For more information related to this plan, see Note 13, “Long-Term Incentive Compensation Plan,” in the “Notes to Consolidated Financial Statements.”

USBI initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. In December 2007, and each year since, the Board of Directors extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2014. There are 242,303 shares available for repurchase under this plan, at management’s discretion.

The Company’s Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. There were no cash dividends declared during 2013 or 2012.

USBI and the Bank are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to risk categories, each with a specified risk weight factor. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier 1 Capital (as defined below) to total assets, less goodwill (the “leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% or 2% higher than the minimum 3% level.

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

Risk-Based Capital Requirements

	December 31, 2013
	Minimum Regulatory Requirements	Well- Capitalized Regulatory Requirements	The Company’s Ratio at December 31, 2013	The Bank’s Ratio at December 31, 2013
Total Capital to Risk-Adjusted Assets	8.00%	10.00%	19.20%	19.34%
Tier I Capital to Risk-Adjusted Assets	4.00%	6.00%	17.93%	18.07%
Tier I Leverage Ratio	3.00%	5.00%	10.88%	10.97%

	December 31, 2012
	Minimum Regulatory Requirements	Well- Capitalized Regulatory Requirements	The Company’s Ratio at December 31, 2012	The Bank’s Ratio at December 31, 2012
Total Capital to Risk-Adjusted Assets	8.00%	10.00%	17.05%	17.17%
Tier I Capital to Risk-Adjusted Assets	4.00%	6.00%	15.75%	15.88%
Tier I Leverage Ratio	3.00%	5.00%	10.51%	10.60%

The Company and the Bank exceeded the ratios required for well-capitalized institutions, as defined by federal banking regulation, in addition to meeting the minimum regulatory ratios, as of both December 31, 2013 and 2012.

In July 2013, the Federal Reserve approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact on the Company.

Ratio Analysis

The following table presents the Company’s operating and equity performance ratios for each of the last two years.

	December 31,
	2013	2012
Return on Average Assets	0.70%	0.37%
Return on Average Equity	5.68%	3.27%
Cash Dividend Payout Ratio	N/A	N/A
Average Equity to Average Assets Ratio	12.30%	11.19%

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

The asset portion of the balance sheet provides liquidity primarily from two sources. These are principal payments and maturities of loans and maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $131.9 million as of December 31, 2013.

Investment securities forecasted to mature or reprice over the twelve months ending December 31, 2014 are estimated to be approximately $11.1 million, or about 6.5%, of the investment portfolio as of December 31, 2013. For comparison, principal payments on investment securities totaled $32.1 million in 2013.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of December 31, 2013, the bond portfolio had an expected average maturity of 3.5 years, and approximately 72.0% of the $170.8 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Bank, as of December 31, 2013, had long-term debt and short-term borrowings that, on average, represented 0.5% of total liabilities and equity, compared to 0.93% at December 31, 2012.

As of December 31, 2013, the Bank had up to $165.9 million in additional borrowing capacity from the FHLB and $18.8 million in established federal funds lines.

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

The accompanying table shows the Bank’s interest rate sensitivity position as of December 31, 2013, as measured by Gap analysis. Over the next 12 months, approximately $4.4 million more interest-earning assets than interest-bearing liabilities can be repriced to current market rates at least once. This analysis indicates that the Bank has a positive gap within the next 12-month range.

Maturity and Repricing Report

	December 31, 2013
	(Dollars in Thousands, Except Percentages)
	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Earning Assets:
Loans (Net of Unearned Income)	$82,256	$49,601	$131,857	$147,822	$30,644	$—	$310,323
Investment Securities	13,737	528	14,265	17,018	139,521	—	170,804
Federal Home Loan Bank Stock	906	—	906	—	—	—	906
Interest-Bearing Deposits in Other Banks	37,444	—	37,444	—	—	—	37,444

Total Earning Assets	$134,343	$50,129	$184,472	$164,840	$170,165	$—	$519,477
Percent of Total Earning Assets	25.9%	9.6%	35.5%	31.7%	32.8%	0.0%	100.0%
Interest-Bearing Liabilities:
Interest-Bearing Deposits and Liabilities
Demand Deposits	$27,457	$—	$27,457	$109,828	$—	$—	$137,285
Savings Deposits	14,168	—	14,168	56,670	—	—	70,838
Time Deposits	43,895	93,305	137,200	74,524	—	—	211,724
Borrowings	1,231	—	1,231	5,000	—	—	6,231
Non-Interest-Bearing Liabilities:
Demand Deposits	$—	$—	$—	$—	$—	$64,432	$64,432

Total Funding Sources	$86,751	$93,305	$180,056	$246,022	$—	$64,432	$490,510
Percent of Total Funding Sources	17.7%	19.0%	36.7%	50.2%	0.00%	13.1%	100.0%
Interest-Sensitivity Gap (Balance Sheet)	$47,592	$(43,176)	$4,416	$(81,182)	$170,165	$(64,432)	$28,967
Cumulative Interest-Sensitivity Gap	$47,592	$4,416	N/A	$(76,766)	$93,399	$28,967	$57,934

	0-3 Months	4-12 Months	Total 1 Year or Less	1-5 Years		Over 5 Years Non-Rate Sensitive	Total
Ratio of Earning Assets to Funding Sources and Derivative Instruments	1.55%	0.54%	1.02%	0.67%		2.64%	1.00%
Cumulative Ratio	1.55%	1.02%	N/A	0.82%		1.06%	1.06%

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, the Bank simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin. The tables below depict how, as of December 31, 2013, pre-tax net interest margins and pre-tax net income are forecast to change over time frames of six months, one year, two years and five years under the eight listed interest rate scenarios. The interest rate scenarios are immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	3	2	1	9
+2%	-8	-11	-13	3
+3%	-26	-31	-33	-9
+4%	-45	-53	-55	-22
-1%	-6	-8	-10	-10
-2%	-17	-21	-25	-28
-3%	-21	-27	-33	-35
-4%	-19	-26	-33	-38

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$89,025	$91,035	$129,534	$2,593,603
+2%	(217,518)	(626,229)	(1,446,772)	838,054
+3%	(735,575)	(1,796,031)	(3,828,223)	(2,720,620)
+4%	(1,308,482)	(3,073,968)	(6,366,272)	(6,346,732)
-1%	(159,064)	(472,967)	(1,180,556)	(3,003,104)
-2%	(475,070)	(1,193,286)	(2,892,357)	(8,075,411)
-3%	(617,591)	(1,560,766)	(3,771,149)	(10,195,533)
-4%	(541,911)	(1,477,255)	(3,776,426)	(10,835,587)

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

Market Value of Equity and Estimated Modified Duration of Assets, Liabilities and Equity Capital:

The table below is a summary of expected market value changes for the Company’s assets, liabilities and equity capital, expressed both in dollar terms and as a percentage of tier one equity under the eight listed interest rate scenarios.

	+1%	+2%	+3%	+4%	-1%	-2%	-3%	-4%
	(Dollars in Thousands, Except Percentages)
Asset Modified Duration	2.72%	2.74%	2.72%	2.70%	2.68%	2.59%	2.50%	2.43%
Liability Modified Duration	2.83%	2.52%	2.32%	2.20%	3.02%	2.96%	2.99%	3.04%
Modified Duration Mismatch	-0.11%	0.22%	0.40%	0.50%	-0.34%	-0.37%	-0.49%	-0.61%
Estimated Change in Market Value of Equity (Pre-Tax)	$640	$(2,535)	$(6,876)	$(11,438)	$(1,950)	$(4,225)	$(8,427)	$(13,960)
Change in Market Value of Equity/Tier One Equity Capital (Pre-Tax)	0.86%	-3.42%	-9.27%	-15.42%	-2.63%	-5.70%	-11.36%	-18.82%

Contractual Obligations

The Company has contractual obligations to make future payments on debt and lease agreements. Long-term debt is reflected on the consolidated statements of financial condition, whereas operating lease obligations for office space and equipment are not recorded in the consolidated statements of financial condition. The Company has not entered into any unconditional purchase obligations or other long-term obligations, other than as included in the following table. These types of obligations are more fully discussed in Note 10, “Long-Term Debt,” and Note 17, “Operating Leases,” of the “Notes to Consolidated Financial Statements.”

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

The following table summarizes the Company’s contractual obligations as of December 31, 2013.

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollars in Thousands)
Time Deposits	$211,724	$137,200	$56,535	$17,989	$—
Long-Term Debt*	5,000	—	5,000	—	—
Commitments to Extend Credit	28,875	23,754	—	—	5,121
Operating Leases	1,279	401	528	277	73
Standby Letters of Credit	931	931	—	—	—

Total	$247,809	$162,286	$62,063	$18,266	$5,194

*	Long-term debt consists of FHLB fixed rate advances totaling $5.0 million.

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are considered material, other than “Operating Leases,” included in Note 17, and “Guarantees, Commitments and Contingencies,” included in Note 18 of the “Notes to Consolidated Financial Statements.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, USBI is not required to provide this information.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

United Security Bancshares, Inc.

We have audited the accompanying consolidated statements of condition of United Security Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC

Dothan, Alabama

March 21, 2014

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Share Data)

	December 31, 2013	December 31, 2012
ASSETS
CASH AND DUE FROM BANKS	$10,276	$12,181
INTEREST-BEARING DEPOSITS IN OTHER BANKS	37,444	41,945

Total cash and cash equivalents	47,720	54,126
FEDERAL FUNDS SOLD	—	5,000
INVESTMENT SECURITIES AVAILABLE-FOR-SALE, at fair value	135,754	92,614
INVESTMENT SECURITIES HELD TO MATURITY, at amortized cost	35,050	21,136
FEDERAL HOME LOAN BANK STOCK, at cost	906	936
LOANS, net of allowance for loan losses of $9,396 and $19,278, respectively	300,927	337,400
PREMISES AND EQUIPMENT, net of accumulated depreciation of $18,178 and $17,760, respectively	8,928	8,903
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	13,650	13,303
ACCRUED INTEREST RECEIVABLE	2,702	3,101
OTHER REAL ESTATE OWNED	9,310	13,286
OTHER ASSETS	14,854	17,328

TOTAL ASSETS	$569,801	$567,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Demand, non-interest-bearing	$64,432	$57,747
Demand, interest-bearing	137,285	124,219
Savings	70,838	65,296
Time, $100 and over	93,007	108,927
Other time	118,717	132,845

Total deposits	484,279	489,034
ACCRUED INTEREST EXPENSE	266	413
OTHER LIABILITIES	8,930	8,401
SHORT-TERM BORROWINGS	1,231	638
LONG-TERM DEBT	5,000	—

TOTAL LIABILITIES	499,706	498,486

COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 10,000,000 shares authorized; 7,327,560 shares issued; 6,028,091 shares and 6,023,622 shares outstanding for December 31, 2013 and 2012, respectively	73	73
Surplus	9,284	9,284
Accumulated other comprehensive income, net of tax	529	3,139
Retained earnings	81,214	77,287
Treasury stock, 1,299,469 and 1,303,938 shares at cost for 2013 and 2012, respectively	(20,992)	(21,123)
Noncontrolling interest	(13)	(13)

TOTAL SHAREHOLDERS’ EQUITY	70,095	68,647

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$569,801	$567,133

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2013	December 31, 2012
INTEREST INCOME:
Interest and fees on loans	$30,394	$35,373
Interest on investment securities:
Taxable	2,540	2,629
Tax-exempt	549	575
Other interest and dividends	153	176

Total interest income	33,636	38,753
INTEREST EXPENSE:
Interest on deposits	2,884	4,433
Interest on short-term borrowings	10	10
Interest on long-term debt	11	113

Total interest expense	2,905	4,556

NET INTEREST INCOME	30,731	34,197
PROVISION (REDUCTION IN RESERVE) FOR LOAN LOSSES	(642)	4,338

Net interest income after provision (reduction in reserve) for loan losses	31,373	29,859
NON-INTEREST INCOME:
Service and other charges on deposit accounts	1,720	2,522
Credit life insurance income	806	955
Other income	2,339	2,088

Total non-interest income	4,865	5,565
NON-INTEREST EXPENSE:
Salaries and employee benefits	16,261	14,590
Occupancy expense	1,949	1,899
Furniture and equipment expense	1,197	1,293
Write-downs on other real estate	2,352	4,866
Other expense	9,043	9,836

Total non-interest expense	30,802	32,484

INCOME BEFORE INCOME TAXES	5,436	2,940
PROVISION FOR INCOME TAXES	1,509	745

NET INCOME	$3,927	$2,195

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,025,724	6,022,892

BASIC AND DILUTED NET INCOME PER SHARE	$0.65	$0.36

DIVIDENDS PER SHARE	$0.00	$0.00

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Per Share Data)

	December 31, 2012 and 2013
	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Non- Controlling Interest	Total Shareholders’ Equity
BALANCE, December 31, 2011	$73	$9,258	$3,004	$75,092	$(21,208)	$(13)	$66,206
Net income	—	—	—	2,195	—	—	2,195
Other comprehensive income	—	—	135	—	—	—	135
Treasury stock reissued (2,885 shares)	—	—	—	—	85	—	85
Stock award under employment contract	—	26	—	—	—	—	26

BALANCE, December 31, 2012	$73	$9,284	$3,139	$77,287	$(21,123)	$(13)	$68,647
Net income	—	—	—	3,927	—	—	3,927
Other comprehensive loss	—	—	(2,610)	—	—	—	(2,610)
Treasury stock reissued (4,469 shares)	—	—	—	—	131	—	131

BALANCE, December 31, 2013	$73	$9,284	$529	$81,214	$(20,992)	$(13)	$70,095

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	December 31, 2013	December 31, 2012
Net income	$3,927	$2,195

Other comprehensive income:
Change in unrealized holding (losses) gains on available-for-sale securities arising during period, net of $1.6 million and $(0.08) million tax effect	(2,610)	135

Other comprehensive income (loss)	(2,610)	135

Total comprehensive income	$1,317	$2,330

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,927	$2,195
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	717	715
Provision (reduction in reserve) for loan losses	(642)	4,338
Deferred income tax provision	308	999
Gain on sale of securities, net	(484)	(1)
Write-downs on other real estate	2,352	4,866
Amortization of premium and discounts, net	810	1,183
Changes in assets and liabilities:
Decrease in accrued interest receivable	399	857
Decrease in other assets	1,588	429
Decrease in accrued interest expense	(147)	(377)
Increase in other liabilities	2,095	937

Net cash provided by operating activities	10,923	16,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(81,301)	(20,375)
Purchase of investment securities held-to-maturity	(23,191)	(26,188)
Purchase of Federal Home Loan Bank stock	(225)	—
Proceeds from sales of investment securities available-for-sale	—	4,010
Proceeds from maturities and prepayments of securities available-for-sale	33,654	44,952
Proceeds from maturities and prepayments of securities held-to-maturity	9,282	6,225
Proceeds from redemption of Federal Home Loan Bank stock	256	1,925
Proceeds from the sale of other real estate	4,020	5,990
Net change in loan portfolio	34,719	31,979
Net decrease (increase) in federal funds sold	5,000	(5,000)
Purchase of premises and equipment, net	(381)	(572)

Net cash (used in) provided by investing activities	(18,167)	42,946

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in customer deposits	(4,755)	(38,039)
Net increase in short-term borrowings	593	282
Proceeds from Federal Home Loan Bank advances and other borrowings	5,000	—
Repayment of Federal Home Loan Bank advances and other borrowings	—	(20,000)

Net cash provided by (used in) financing activities	838	(57,757)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,406)	1,330
CASH AND CASH EQUIVALENTS, beginning of year	54,126	52,796

CASH AND CASH EQUIVALENTS, end of year	$47,720	$54,126

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

1.	DESCRIPTION OF BUSINESS

United Security Bancshares, Inc. (“USBI”) and its wholly-owned subsidiary, First United Security Bank (the “Bank” or “FUSB”), provide commercial banking services to customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

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

Principles of Consolidation

The consolidated financial statements include the accounts of USBI, the Bank and its wholly-owned subsidiaries (collectively, the “Company”), and one variable interest entity (“VIE”). All significant intercompany balances and transactions have been eliminated. The Company consolidates an entity if the Company has a controlling financial interest in the entity. VIEs are consolidated if the Company has the power to direct the significant economic activities of the VIE that impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant (i.e., the Company is the primary beneficiary). The assessment of whether or not the Company is the primary beneficiary of a VIE is performed on an ongoing basis. Unconsolidated investments held by the Company are accounted for using the cost method. See Note 7, “Investment in Limited Partnerships,” for further discussion of the consolidated VIE and unconsolidated cost method investments.

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

Material estimates that are particularly susceptible to significant changes in the near-term relate to the accounting for the allowance for loan losses, the value of OREO and certain collateral-dependent loans, and deferred tax asset valuation. In connection with the determination of the allowance for loan losses and other real estate owned, in some cases, management obtains independent appraisals for significant properties, evaluates the overall portfolio characteristics and delinquencies and monitors economic conditions.

A substantial portion of the Company’s loans are secured by real estate in its primary market area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of a portion of the carrying amount of foreclosed real estate are susceptible to changes in economic conditions in the Company’s primary market.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, instruments with an original maturity of less than 90 days from issuance and amounts due from banks.

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
	(Dollars in Thousands)
Cash Paid (Refunded) During the Period for:
Interest	$3,052	$4,933
Income Taxes	(2,252)	97
Non-Cash Transactions:
Other Real Estate Acquired in Settlement of Loans	2,396	7,368
Issuance of Treasury Stock as Compensation	131	85
Stock Award Under Employment Contract	—	26

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

Reinsurance Activities

The Company assumes insurance risk related to credit life and credit accident and health insurance written by a non-affiliated insurance company for its customers that choose such coverage through a quota share reinsurance agreement. Assumed premiums on credit life are deferred and earned over the period of insurance coverage using a pro rata method or the effective yield method, depending on whether the amount of insurance coverage generally remains level or declines. Assumed premiums for accident and health policies are earned on an average of the pro rata and the effective yield method.

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

Investment Securities

Securities may be held in three portfolios: trading account securities, held-to-maturity securities and securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no securities in a trading account as of December 31, 2013 or 2012. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. When the fair value of a security falls below carrying value, an evaluation must be made to determine if the unrealized loss is a temporary or other-than-temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down by a charge to operations to the extent that the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income or loss. The Company uses a systematic methodology to evaluate potential impairment of its investments that considers, among other things, the magnitude and duration of the decline in fair value, the financial health of and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

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

Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company has used derivative instruments, which can include interest rate swaps, caps and floors. Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, requires all derivative instruments to be carried at fair value on the consolidated statements of condition. ASC Topic 815 provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under ASC Topic 815.

The Company held no derivative instruments as of December 31, 2013 or 2012.

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

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The policy for interest recognition on impaired loans is consistent with the non-accrual interest recognition policy. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Allowance for Loan Losses

The allowance for loan losses is determined based on various components for individually impaired loans and for homogeneous pools of loans. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries by portfolio segment. The methodology for determining charge-offs is consistently applied to each segment. The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, and changes in its risk profile, credit concentrations, historical trends and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, loss experience and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings during periods in which they become known.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty years.

Other Real Estate

Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value based on appraised value, less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Other real estate aggregated amounted to $9.3 million and $13.3 million as of December 31, 2013 and 2012, respectively. Transfers from loans to other real estate amounted to $2.4 million in 2013 and $7.4 million in 2012. There were no transfers from other real estate to loans in 2013. Transfers from other real estate to loans amounted to $0.3 million in 2012. Other real estate disposed of amounted to $4.9 million and $7.3 million in 2013 and 2012, respectively.

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

In accordance with ASC Topic 740, Income Taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Treasury Stock

Treasury stock purchases and sales are accounted for using the cost method.

Advertising Costs

Advertising costs for promoting the Company are minimal and expensed as incurred.

Reclassification

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 method of presentation.

Subsequent Events

The Company has evaluated subsequent events through the filing date of the consolidated financial statements. No subsequent events requiring recognition or disclosure were identified, and, therefore, none were incorporated into the consolidated financial statements presented herein.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average shares outstanding during the period. Diluted net income per share is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. There were no outstanding potentially dilutive instruments during the periods ended December 31, 2013 or 2012, and, therefore, basic and diluted weighted average shares outstanding were the same.

The following table represents the basic and diluted net income share calculations for the years ended December 31, 2013 and 2012.

	Net Income	Weighted Average Shares Outstanding	Basic and Diluted Net Income Per Share
For the Years Ended:	(Dollars in Thousands, Except Share Amounts)
December 31, 2013	$3,927	6,025,724	$0.65

December 31, 2012	$2,195	6,022,892	$0.36

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The adoption of ASU 2014-04 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2014, the FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). ASU 2014-01 permits reporting entities that invest in qualified affordable housing projects to elect to account for those investments using the “proportional amortization method” if certain conditions are met. Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The decision to apply the proportional amortization method of accounting is an accounting policy decision and should be applied consistently to all qualifying affordable housing project investments. ASU 2014-01 should be applied retrospectively to all periods presented and is effective for annual and interim reporting periods beginning after December 15, 2014. The Company does not have a significant amount of investments in qualified affordable housing projects that qualify for the low income housing tax credit. Such investments are currently either consolidated in the Company’s financial statements or accounted for as cost method investments. The adoption of ASU 2014-01 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). ASU 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. The exception states that to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 applies prospectively for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

report the effect of significant reclassifications out of accumulated other comprehensive income on net income line items only for those items that are reported in their entirety in net income in the period of reclassification. For these items, entities are required to disclose the effect of the reclassification on each line item of net income that is affected by the reclassification adjustment. For items that are not reclassified in their entirety into net income, an entity is required to add a cross-reference to the note that includes additional information about the effect of the reclassification. For entities that only have reclassifications into net income in their entirety, this information may be presented either in the notes or parenthetically on the face of the statement that reports net income as long as the required information is reported in a single location. Entities that have one or more reclassification items that are not presented in their entirety in net income in the period of reclassification must present this information in the notes to the financial statements. ASU 2013-02 became effective for the Company’s financial statements on January 1, 2013, and the adoption did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of December 31, 2013 and 2012 are as follows:

	Available-for-Sale
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$82,840	$1,479	$(885)	$83,434
Commercial	30,677	143	(355)	30,465
Obligations of states and political subdivisions	16,230	799	(2)	17,027
Obligations of U.S. government sponsored agencies	1,000	1	—	1,001
U.S. treasury securities	4,161	—	(334)	3,827

Total	$134,908	$2,422	$(1,576)	$135,754

	Held-to-Maturity
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of U.S. government sponsored agencies	$35,050	$—	$(1,684)	$33,365

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Available-for-Sale
	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$46,260	$3,004	$—	$49,264
Commercial	27,857	464	(32)	28,289
Obligations of states and political subdivisions	13,395	1,586	—	14,981
U.S. treasury securities	80	—	—	80

Total	$87,592	$5,054	$(32)	$92,614

	Held-to-Maturity
	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of U.S. government sponsored agencies	$21,136	$56	$(7)	$21,185

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of December 31, 2013 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$280	$281	$—	$—
Maturing after one to five years	11,796	12,306	—	—
Maturing after five to ten years	63,180	62,974	15,197	14,821
Maturing after ten years	59,652	60,193	19,853	18,544

Total	$134,908	$135,754	$35,050	$33,365

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At December 31, 2013 and 2012, based on the aforementioned considerations, management did not record an other-than temporary impairment on any security that was in an unrealized loss position.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table reflects the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2013 and 2012.

	Available-for-Sale
	December 31, 2013
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$43,091	$(885)	$—	$—
Commercial	21,231	(337)	271	(18)
Obligations of states and political subdivisions	1,050	(2)	—	—
U.S. treasury securities	3,748	(334)	—	—

Total	$69,120	$(1,558)	$271	$(18)

	Held-to-Maturity
	December 31, 2013
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of U.S. government sponsored agencies	$33,365	$(1,684)	$—	$—

	Available-for-Sale
	December 31, 2012
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
U.S. treasury securities	$80	$—	$—	$—
Mortgage-backed commercial securities	1,173	(3)	5,617	(29)

Total	$1,253	$(3)	$5,617	$(29)

	Held-to-Maturity
	December 31, 2012
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of U.S. government sponsored agencies	$7,491	$(7)	$—	$—

As of December 31, 2013, two debt securities had been in a loss position for more than twelve months, and 49 debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers. Further, the Company has the current intent and

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

ability to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $72.7 million and $61.6 million as of December 31, 2013 and 2012, respectively, were pledged to secure public deposits and for other purposes.

Gains realized on sales of securities available-for-sale were approximately $0.5 million and $1,000 in 2013 and 2012, respectively. The gain on sale in 2013 resulted from a non-recurring fee received by the Bank in connection with early payoff of a mortgage-backed pool. Losses on sales of securities totaled approximately zero in both 2013 and 2012.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

As of December 31, 2013 and 2012, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	December 31, 2013
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$11,348	$—	$11,348
Secured by 1-4 family residential properties	34,978	26,621	61,599
Secured by multi-family residential properties	22,095	—	22,095
Secured by non-farm, non-residential properties	122,430	—	122,430
Other	761	—	761
Commercial and industrial loans	37,772	—	37,772
Consumer loans	9,886	48,938	58,824
Other loans	604	—	604

Total loans	239,874	75,559	315,433
Less: Unearned interest, fees and deferred cost	149	4,961	5,110
Allowance for loan losses	6,272	3,124	9,396

Net loans	$233,453	$67,474	$300,927

	December 31, 2012
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$30,635	$—	$30,635
Secured by 1-4 family residential properties	38,450	33,047	71,497
Secured by multi-family residential properties	24,187	—	24,187
Secured by non-farm, non-residential properties	129,235	—	129,235
Other	801	—	801
Commercial and industrial loans	42,903	—	42,903
Consumer loans	14,483	47,001	61,484
Other loans	1,037	—	1,037

Total loans	281,731	80,048	361,779
Less: Unearned interest, fees and deferred cost	175	4,926	5,101
Allowance for loan losses	15,765	3,513	19,278

Net loans	$265,791	$71,609	$337,400

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 69.2% and 70.9% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of December 31, 2013 and 2012, respectively.

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

Commercial and industrial loans – Includes loans to commercial customers for use in the normal course of business. These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment or receivables, and are generally guaranteed by the principals of the borrowing entity.

Consumer loans – Includes a variety of secured and unsecured personal loans, including automobile loans, loans for household and personal purposes and all other direct consumer installment loans.

Other loans – Other loans comprise credit cards, overdrawn checking accounts reclassified to loans and overdraft lines of credit.

Related Party Loans:

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Such loans do not represent more than normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of December 31, 2013 and 2012 were $3.6 million and $2.5 million, respectively. During the year ended December 31, 2013, new loans to these parties totaled $1.7 million, and repayments by active related parties were $0.6 million. During the year ended December 31, 2012, new loans to these related parties totaled $0.3 million, and repayments by active related parties were $0.7 million.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Allowance for Loan Losses:

The following tables present changes in the allowance for loan losses by reporting segment and loan type as of December 31, 2013 and 2012:

	FUSB
	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$977	$14,216	$168	$338	$66	$—	$15,765
Charge-offs	537	8,055	350	685	—	—	9,627
Recoveries	141	2,747	96	8	4	—	2,996
Provision	11	(4,056)	266	974	(57)	—	(2,862)

Ending balance	592	4,852	180	635	13	—	6,272

Ending balance individually evaluated for impairment	219	2,839	—	11	—	—	3,069

Ending balance collectively evaluated for impairment	$373	$2,013	$180	$624	$13	$—	$3,203

Loan receivables:
Ending balance	37,772	156,634	9,886	34,978	604	—	239,874

Ending balance individually evaluated for impairment	753	28,813	—	2,985	—	—	32,551

Ending balance collectively evaluated for impairment	$37,019	$127,821	$9,886	$31,993	$604	$—	$207,323

	ALC
	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,733	$780	$—	$—	$3,513
Charge-offs	—	—	2,979	525	—	—	3,504
Recoveries	—	—	874	21	—	—	895
Provision	—	—	2,039	181	—	—	2,220

Ending balance	—	—	2,667	457	—	—	3,124

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,667	$457	$—	$—	$3,124

Loan receivables:
Ending balance	—	—	48,938	26,621	—	—	75,559

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$48,938	$26,621	$—	$—	$75,559

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	FUSB & ALC
	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$977	$14,216	$2,901	$1,118	$66	$—	$19,278
Charge-offs	537	8,055	3,329	1,210	—	—	13,131
Recoveries	141	2,747	970	29	4	—	3,891
Provision	11	(4,056)	2,305	1,155	(57)	—	(642)

Ending balance	592	4,852	2,847	1,092	13	—	9,396

Ending balance individually evaluated for impairment	219	2,839	—	11	—	—	3,069

Ending balance collectively evaluated for impairment	$373	$2,013	$2,847	$1,081	$13	$—	$6,327

Loan receivables:
Ending balance	37,772	156,634	58,824	61,599	604	—	315,433

Ending balance individually evaluated for impairment	753	28,813	—	2,985	—	—	32,551

Ending balance collectively evaluated for impairment	$37,019	$127,821	$58,824	$58,614	$604	$—	$282,882

	FUSB
	December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$889	$16,533	$306	$684	$78	$201	$18,691
Charge-offs	1,278	3,395	199	199	16	—	5,087
Recoveries	156	606	79	24	2	—	867
Provision	1,210	472	(18)	(171)	2	(201)	1,294

Ending balance	977	14,216	168	338	66	—	15,765

Ending balance individually evaluated for impairment	406	10,818	—	—	—	—	11,224

Ending balance collectively evaluated for impairment	$571	$3,398	$168	$338	$66	$—	$4,541

Loan receivables:
Ending balance	42,903	184,858	14,483	38,450	1,037	—	281,731

Ending balance individually evaluated for impairment	1,085	52,893	—	325	—	—	54,303

Ending balance collectively evaluated for impairment	$41,818	$131,965	$14,483	$38,125	$1,037	$—	$227,428

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

	FUSB and ALC
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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The table below illustrates the carrying amount of loans by credit quality indicator as of December 31, 2013.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$3,992	$793	$6,563	$—	$11,348
Secured by 1-4 family residential properties	29,295	1,497	4,162	24	34,978
Secured by multi-family residential properties	14,569	—	7,526	—	22,095
Secured by non-farm, non-residential properties	92,880	11,904	17,595	51	122,430
Other	761	—	—	—	761
Commercial and industrial loans	31,164	175	6,433	—	37,772
Consumer loans	9,133	105	648	—	9,886
Other loans	600	1	3	—	604

Total	$182,394	$14,475	$42,930	$75	$239,874

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$26,061	$560	$26,621
Consumer loans	47,644	1,294	48,938

Total	$73,705	$1,854	$75,559

The table below illustrates the carrying amount of loans by credit quality indicator as of December 31, 2012.

	FUSB
	Pass 1-4	Special Mention 5	Substandard 6	Doubtful 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$12,653	$1,235	$16,747	$—	$30,635
Secured by 1-4 family residential properties	31,772	1,546	5,132	—	38,450
Secured by multi-family residential properties	10,776	3,132	10,279	—	24,187
Secured by non-farm, non-residential properties	90,139	8,630	30,466	—	129,235
Other	801	—	—	—	801
Commercial and industrial loans	40,607	419	1,877	—	42,903
Consumer loans	13,394	188	901	—	14,483
Other loans	1,036	—	1	—	1,037

Total	$201,178	$15,150	$65,403	$—	$281,731

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$32,036	$1,011	$33,047
Consumer loans	46,175	826	47,001

Total	$78,211	$1,837	$80,048

The following table provides an aging analysis of past due loans by class as of December 31, 2013.

	FUSB
	As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$38	$2,000	$2,038	$9,310	$11,348	$—
Secured by 1-4 family residential properties	271	154	1,801	2,226	32,752	34,978	—
Secured by multi-family residential properties	—	—	1,286	1,286	20,809	22,095	—
Secured by non-farm, non-residential properties	719	93	4,434	5,246	117,184	122,430	—
Other	—	—	—	—	761	761	—
Commercial and industrial loans	902	—	480	1,382	36,390	37,772	—
Consumer loans	101	—	26	127	9,759	9,886	—
Other loans	11	—	8	19	585	604	—

Total	$2,004	$285	$10,035	$12,324	$227,550	$239,874	$—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

ALC
As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	403	143	507	1,053	25,568	26,621	409
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	684	597	1,258	2,539	46,399	48,938	1,252
Other loans	—	—	—	—	—	—	—

Total	$1,087	$740	$1,765	$3,592	$71,967	$75,559	$1,661

The following table provides an aging analysis of past due loans by class as of December 31, 2012.

	FUSB
	As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$456	$1,126	$10,329	$11,911	$18,724	$30,635	$—
Secured by 1-4 family residential properties	1,027	572	1,106	2,705	35,745	38,450	—
Secured by multi-family residential properties	—	—	2,884	2,884	21,303	24,187	—
Secured by non-farm, non- residential properties	210	32	4,930	5,172	124,063	129,235	—
Other	—	—	—	—	801	801	—
Commercial and industrial loans	429	59	480	968	41,935	42,903	—
Consumer loans	407	89	66	562	13,921	14,483	—
Other loans	—	—	—	—	1,037	1,037	—

Total	$2,529	$1,878	$19,795	$24,202	$257,529	$281,731	$—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

ALC
As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and Other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	348	173	1,075	1,596	31,451	33,047	851
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non- residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	989	609	1,159	2,757	44,244	47,001	720
Other loans	—	—	—	—	—	—	—

Total	$1,337	$782	$2,234	$4,353	$75,695	$80,048	$1,571

The following table provides an analysis of non-accruing loans by class as of December 31, 2013 and 2012.

	Loans on Non-Accrual Status
	December 31, 2013	December 31, 2012
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$2,337	$11,456
Secured by 1-4 family residential properties	1,952	2,441
Secured by multi-family residential properties	1,286	2,884
Secured by non-farm, non-residential properties	4,435	5,809
Commercial and industrial loans	479	822
Consumer loans	76	206

Total loans	$10,565	$23,618

Impaired Loans:

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. All loans of $500,000 or more that are classified as nonaccrual are identified for impairment analysis. The policy for recognizing income on impaired loans is consistent with the nonaccrual policy. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2013, the carrying amount of impaired loans consisted of the following:

	December 31, 2013
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$4,590	$4,590	$—
Secured by 1-4 family residential properties	103	103	—
Secured by multi-family residential properties	1,053	1,053	—
Secured by non-farm, non-residential properties	11,844	11,844	—
Commercial and industrial	534	534	—

Total loans with no related allowance recorded	$18,124	$18,124	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,407	$1,407	$232
Secured by 1-4 family residential properties	185	185	11
Secured by multi-family residential properties	6,474	6,474	2,005
Secured by non-farm, non-residential properties	6,376	6,376	835
Commercial and industrial	219	219	219

Total loans with an allowance recorded	$14,661	$14,661	$3,302

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$5,997	$5,997	$232
Secured by 1-4 family residential properties	288	288	11
Secured by multi-family residential properties	7,527	7,527	2,005
Secured by non-farm, non-residential properties	18,220	18,220	835
Commercial and industrial	753	753	219

Total impaired loans	$32,785	$32,785	$3,302

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2012, the carrying amount of impaired loans consisted of the following:

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

The average net investment in impaired loans and interest income recognized and received on impaired loans as of December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$10,249	$177	$179
Secured by 1-4 family residential properties	303	7	7
Secured by multi-family residential properties	8,690	438	446
Secured by non-farm, non-residential properties	22,272	918	935
Commercial and industrial	987	33	34

Total	$42,501	$1,573	$1,601

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$18,283	$546	$598
Secured by 1–4 family residential properties	146	10	9
Secured by multi-family residential properties	4,942	483	455
Secured by non-farm, non-residential properties	29,627	1,452	1,478
Commercial and industrial	1,222	38	42

Total	$54,220	$2,529	$2,582

Loans on which the accrual of interest has been discontinued amounted to $10.6 million and $23.6 million as of December 31, 2013 and 2012, respectively. If interest on those loans had been accrued, such income would have approximated $0.6 million and $1.1 million for 2013 and 2012, respectively. Interest income actually recorded on those loans amounted to $0.1 million and $0.2 million for 2013 and 2012, respectively. Accruing loans past due 90 days or more amounted to $1.7 million and $1.6 million for 2013 and 2012, respectively.

Troubled Debt Restructurings:

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are being reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. Based on the above, the Company had $5.7 million and $12.4 million of non-accruing loans that were restructured and remained on non-accrual status as of December 31, 2013 and 2012, respectively. In addition, the Company had $2.0 million of restructured loans that were restored to accrual status based on a sustained period of repayment performance as of December 31, 2013, compared to $0.1 million as of December 31, 2012.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio as of December 31, 2013 and 2012, as well as the pre- and post-modification principal balance as of December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	10	$7,551	$3,837	10	$11,267	$9,988
Secured by 1-4 family residential properties	17	1,375	1,067	4	596	586
Secured by non-farm, non-residential properties	9	2,683	2,418	6	1,811	1,586
Commercial loans	4	416	344	4	380	356

Total	40	$12,025	$7,666	24	$14,054	$12,516

The following table provides the number of loans modified in a troubled debt restructuring that have subsequently defaulted, by loan portfolio, as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Construction, land development and other land loans	2	$566	6	$7,062
Secured by non-farm, non-residential properties	4	1,073	2	433
Commercial	—	—	2	68

Total	6	$1,639	10	$7,563

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure, principal reduction or some combination of these concessions.

During the years ended December 31, 2013 and 2012, restructured loan modifications of loans secured by real estate, commercial and industrial loans primarily included maturity date extensions and payment schedule modifications.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Troubled debt restructurings as of December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013	December 31, 2012	Change
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$3,837	$9,988	$(6,151)
Secured by 1-4 family residential properties	1,067	586	481
Secured by non-farm, non-residential properties	2,418	1,586	832
Commercial and industrial loans	344	356	(12)

Total	$7,666	$12,516	$(4,850)

All loans $500,000 and over, modified in a troubled debt restructuring and rated substandard or lower, are evaluated for impairment. The nature and extent of impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses on these restructured loans of $0.8 million and $6.3 million for 2013 and 2012, respectively.

5.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the recorded investment or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity as of December 31, 2013 and 2012.

	December 31, 2013
	FUSB	ALC	TOTAL
	(Dollars in Thousands)
Balance December 31, 2012	$11,089	$2,197	$13,286
Transfers from loans	1,859	537	2,396
Sales proceeds	(3,051)	(969)	(4,020)

Gross gains	69	27	96
Gross losses	(215)	(729)	(944)

Net losses	(146)	(702)	(848)
Impairment	(1,288)	(216)	(1,504)

Balance December 31, 2013	$8,463	$847	$9,310

	December 31, 2012
	FUSB	ALC	TOTAL
	(Dollars in Thousands)
Balance December 31, 2011	$12,606	$4,168	$16,774
Transfers from loans	6,611	757	7,368
Sales proceeds	(4,514)	(1,477)	(5,991)
Gross gains	42	63	105
Gross losses	(663)	(725)	(1,388)

Net losses	(621)	(662)	(1,283)
Impairment	(2,993)	(589)	(3,582)

Balance December 31, 2012	$11,089	$2,197	$13,286

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

6.	PREMISES AND EQUIPMENT

Premises and equipment and their depreciable lives are summarized as follows:

	2013	2012
	(Dollars in Thousands)
Land	$2,003	$2,003
Premises (40 years)	12,408	12,176
Furniture, fixtures, and equipment (3-7 years)	12,695	12,484

Total	27,106	26,663
Less accumulated depreciation	(18,178)	(17,760)

Total	$8,928	$8,903

Depreciation expense of $0.7 million was recorded in both 2013 and 2012 on premises and equipment.

7.	INVESTMENT IN LIMITED PARTNERSHIPS

The Company has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company has invested in limited partnerships of affordable housing projects, both as direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures require evaluation as a VIE under ASC Topic 810, Consolidation. The Company consolidates one of the funds in which it has a 99.9% limited partnership interest. Assets recorded by the Company as a result of the consolidation totaled approximately $53,000 and $70,000 as of December 31, 2013 and 2012, respectively. In addition, net loss associated with the consolidation reported as a reduction to the Company’s net income totaled approximately $26,000 and $70,000 in 2013 and 2012, respectively. In both years, a small portion of the loss (less than $1,000) was attributable to noncontrolling interests, with the remainder of the loss attributable to the Company. The remaining limited partnership investments are unconsolidated and are accounted for under the cost method as allowed under ASC Topic 325, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships was limited to the $0.8 million recorded investment as of December 31, 2013 and 2012.

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

The Bank had no remaining cash commitments to these partnerships as of December 31, 2013.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

8.	DEPOSITS

As of December 31, 2013, the scheduled maturities of the Bank’s time deposits were as follows:

December 31,2013
(Dollars in Thousands)
2014	$137,052
2015	37,974
2016	18,709
2017	12,818
2018 and Thereafter	5,171

Total	$211,724

At December 31, 2013 and 2012, the Company had brokered certificates of deposit totaling $15.2 million and $21.9 million, respectively. Deposits from related parties held by the Company amounted to $3.9 million and $4.1 million at December 31, 2013 and 2012, respectively.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. There were no federal funds purchased outstanding as of December 31, 2013 or 2012.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of December 31, 2013 and 2012 were $1.2 million and $0.6 million, respectively.

As of December 31, 2013, the Bank had $18.8 million in available federal fund lines from correspondent banks.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. As of December 31, 2013, the Company had advances outstanding of $5.0 million and assets pledged of $5.1 million. As of December 31, 2012, no advances were outstanding, and no assets were pledged.

The following summarizes information concerning FHLB advances and other borrowings:

	2013	2012
	(Dollars in Thousands, Except Percentages)
Balance at year-end	$5,000	$—
Average balance during the year	1,890	4,918
Maximum month-end balance during the year	5,000	20,000
Average rate paid during the year	0.58%	2.30%
Weighted average remaining maturity	1.67 years	—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2013 the Company had one FHLB advance with a rate of 0.57% maturing August 2015. There were no FHLB advances as of December 31, 2012.

December 31, 2013, the Bank had $165.9 million in available credit from the FHLB.

11.	INCOME TAXES

The Company files a consolidated income tax return with the federal government and the State of Alabama. ALC files a Mississippi state income tax return related to operations from its Mississippi branches. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it files for the years ended December 31, 2010 through 2013.

As of December 31, 2013, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2013. As of December 31, 2013, the Company had accrued no interest and no penalties related to uncertain tax positions.

The consolidated provisions for (benefits from) income taxes for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(Dollars in Thousands)
Federal
Current	$971	$(381)
Deferred	245	830

	1,216	449
State
Current	230	126
Deferred	63	170

	293	296

Total	$1,509	$745

The consolidated tax expense (benefit) differed from the amount computed by applying the federal statutory income tax rate of 34.0% as described in the following table:

	2013	2012
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$1,848	$1,000
Increase (decrease) resulting from:
Tax-exempt interest	(394)	(375)
State income tax expense, net of federal income taxes	190	102
Other	(135)	18

Total	$1,509	$745

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 are presented below:

	2013	2012
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$3,556	$7,321
Accrued vacation	66	69
Deferred compensation	1,608	1,543
Deferred commissions and fees	269	420
Goodwill amortization	104	147
Impairment OREO	3,103	2,254
Federal NOL carryover	2,135	—
State NOL carryover	568	205
Federal AMT & general business credits carryover	216	155
Other	42	44

Total gross deferred tax assets	11,667	12,158
Deferred tax liabilities:
Premises and equipment	236	308
Limited Partnerships	154	—
Unrealized gain on securities available-for-sale	317	1,883
Other	173	438

Total gross deferred tax liabilities	880	2,629

Net deferred tax asset, included in other assets	$10,787	$9,529

As of December 31, 2013, of the $10.8 million net deferred tax asset, $3.6 million related to the provision for loan losses, $3.1 million related to impairment of OREO, $1.6 million resulted from deferred compensation, and $2.7 million related to carryover of federal and state net operating losses (“NOLs”). As of December 31, 2012, of the $9.5 million net deferred tax asset, $7.3 million related to the provision for loan losses, $2.3 million related to impairment of OREO and $1.5 million resulted from deferred compensation.

The calculation of the income tax provision requires the use of estimates and judgments by management. As part of the Company’s overall business strategy, management must take into account tax laws and regulations that apply to specific tax issues faced by the Company each year. Management’s determination of the realization of the net deferred tax asset is based upon an evaluation of the four possible sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income, exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years; and 4) tax-planning strategies. In making a conclusion, management has evaluated the available positive and negative evidence impacting these sources of taxable income. The primary sources of positive and negative evidence impacting taxable income are summarized below:

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

•

Creation of future taxable income – The Company has projected future taxable income that will be sufficient to absorb the remaining deferred tax assets after the reversal of future taxable temporary differences. The taxable income forecasting process utilizes the forecasted pre-tax earnings and adjusts for book-tax differences that will be exempt from taxation, primarily tax-exempt interest income and bank-owned life insurance, as well as temporary book-tax differences, including the allowance for loan losses. The projections relied upon for this process are consistent with those used for the Company’s financial forecasting process. Management believes that the projections resulting from the taxable income forecasting process are sound, however; there can be no assurance that such taxable income will be realized due to unanticipated changes in economic and competitive factors.

•

Strong capital position – As of December 31, 2013, the Company had a Tier 1 leverage ratio of 10.88%, calculated as a percentage of 2013 average assets, which is substantially above the 5.00% minimum standard to be considered well capitalized under regulatory guidelines. Also, the total risk-based capital ratio of 19.20% substantially exceeds the 10.00% minimum standard to be considered well capitalized.

•

Ability to implement tax-planning strategies – The Company has the ability to implement tax planning strategies to maximize the realization of deferred tax assets, such as the sale of assets. As an example, during the year ended December 31, 2013, the Company’s portfolio of securities available for sale had $2.4 million of gross unrealized pre-tax gains that could accelerate the recognition of the associated taxable temporary differences, which management would consider to be a tax planning strategy to maximize the realization of the deferred tax assets that may expire unutilized.

•

The largest losses experienced were in one type of loan, real estate development. Except in unusual circumstances, the Company no longer invests in these types of loans and is focused on managing this segment of the loan portfolio aggressively. Of the loan loss provision expensed in 2012, 25.0%, or $1.1 million, was in the loan category of real estate development loans, raw land or residential lots. In 2013, recoveries of previously charged-off amounts in this category, coupled with an improvement in the credit quality and other inherent risks of the loan portfolio at December 31, 2012, resulted in a credit to the loan loss provision.

Negative Evidence

•

Cumulative loss position – As of December 31, 2013, the Company was in a three-year cumulative loss position. Excluding goodwill impairment in 2011, as this item is nondeductible for income tax purposes, the cumulative continuing operations pre-tax loss position for 2011 through 2013 was $2.6 million. The cumulative loss primarily resulted from the unprecedented provision for loan losses and net recoveries of $22.5 million during these periods. Based on our current evaluation of the loan portfolio under current economic conditions, management believes that the provision for loan losses will continue to return to more normalized levels in future periods. During 2013, the Company experienced a reduction in the reserve of $0.6 million, as compared with a provision for loan losses of $4.3 million and $18.8 million in 2012 and 2011, respectively.

The Company believes that the positive evidence, when considered in its entirety, outweighs the negative evidence of recent pre-tax losses. Accordingly, a valuation allowance was not established as of December 31, 2013 or 2012.

12.	EMPLOYEE BENEFIT PLANS

The Company sponsors a combined 401(k) and employee stock ownership plan, the United Security Bancshares, Inc. Employee Stock Ownership Plan (With 401(k) Provisions) (the “401(k) Plan”). The 401(k)

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Plan allows participants to defer up to 15% of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2013 and 2012, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. The 401(k) Plan also allows the Company to make discretionary matching contributions on behalf of participants equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2013 or 2012. The Company’s matching contributions to the 401(k) Plan totaled $0.3 million in both 2013 and 2012.

Participants can elect to invest all or a portion of their assets in the 401(k) Plan in the form of Company stock. The 401(k) Plan held 321,814 and 335,349 shares of Company stock as of December 31, 2013 and 2012, respectively. These shares are allocated to participants in the 401(k) Plan and, accordingly, are included in the earnings per share calculations.

13.	DEFERRED COMPENSATION PLAN

The Bank has entered into supplemental compensation benefits agreements with the directors and certain executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the Bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.5 and $3.4 million as of December 31, 2013 and 2012, respectively.

Non-employee directors may elect to defer payment of all or any portion of their FUSB director fees under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”), and, beginning on January 1, 2012, all USBI director fees are deferred under the Deferral Plan. The Deferral Plan, which was ratified by shareholders at the annual meeting held on May 11, 2004, permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of USBI’s common stock.

Neither USBI nor the Bank makes any contribution to participants’ accounts under the Deferral Plan.

While not required by the Deferral Plan, the Company established a grantor trust (Rabbi Trust) as an instrument to fund the stock portion of the Deferral Plan. As of December 31, 2013 and 2012, the grantor trust held 13,701 and 18,170 shares, respectively, of USBI’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation, included in other liabilities, was $0.6 million for both December 31, 2013 and 2012.

14.	SHAREHOLDERS’ EQUITY

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

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items. The Company’s regulators also have

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital to average total assets (as defined in the regulations). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of December 31, 2013 and 2012, the Company met all capital adequacy requirements imposed by its regulators.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s categorization. The Bank was categorized as “well-capitalized” as of December 31, 2012, as well.

Actual capital amounts, as well as required and well capitalized total risk-based, Tier I risk-based, and Tier I leverage ratios as of December 31, 2013 and 2012, for the Company and the Bank were as follows:

	2013
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$64,842	19.20%	$27,012	8.00%	N/A	N/A
First United Security Bank	65,304	19.34%	27,012	8.00%	$33,765	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	60,557	17.93%	13,506	4.00%	N/A	N/A
First United Security Bank	61,019	18.07%	13,506	4.00%	20,259	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	60,557	10.88%	16,698	3.00%	N/A	N/A
First United Security Bank	61,019	10.97%	16,691	3.00%	27,819	5.00%

	2012
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	$63,957	17.05%	$30,008	8.00%	N/A	N/A
First United Security Bank	64,422	17.17%	30,008	8.00%	$37,510	10.00%
Tier I Capital (to Risk Weighted Assets):
United Security Bancshares, Inc.	59,088	15.75%	15,004	4.00%	N/A	N/A
First United Security Bank	59,553	15.88%	15,004	4.00%	22,506	6.00%
Tier I Leverage (to Average Assets):
United Security Bancshares, Inc.	59,088	10.51%	16,873	3.00%	N/A	N/A
First United Security Bank	59,553	10.60%	16,862	3.00%	28,104	5.00%

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

15.	SEGMENT REPORTING

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

	2013
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$19,833	$17,026	$10	$(3,233)	$33,636
Total interest expense	2,915	3,223	—	(3,233)	2,905

Net interest income	16,918	13,803	10	—	30,731
Provision (reduction in reserve) for loan losses	(2,862)	2,220	—	—	(642)

Net interest income after provision (reduction in reserve)	19,780	11,583	10	—	31,373
Total non-interest income	3,553	1,387	812	(887)	4,865
Total non-interest expense	20,464	10,303	922	(887)	30,802

Income (loss) before income taxes	2,869	2,667	(100)	—	5,436
Provision for income taxes	493	1,012	4	—	1,509

Net income (loss)	$2,376	$1,655	(104)	—	3,927

Other significant items:
Total assets	$559,159	$71,572	$76,236	$(137,166)	$569,801
Total investment securities	170,724	—	80	—	170,804
Total loans, net	293,069	67,474	—	(59,616)	300,927
Investment in subsidiaries	784	—	71,096	(71,875)	5
Fixed asset additions	323	58	—	—	381
Depreciation and amortization expense	539	178	—	—	717
Total interest income from external customers	16,610	17,026	—	—	33,636
Total interest income from affiliates	3,223	—	10	(3,233)	—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2012
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$24,109	$18,503	$19	$(3,878)	$38,753
Total interest expense	4,575	3,859	—	(3,878)	4,556

Net interest income	19,534	14,644	19	—	34,197
Provision for loan losses	1,294	3,044	—	—	4,338

Net interest income after provision	18,240	11,600	19	—	29,859
Total non-interest income	3,967	1,414	956	(772)	5,565
Total non-interest expense	21,368	10,734	1,154	(772)	32,484

Income (loss) before income taxes	839	2,280	(179)	—	2,940
(Benefit from) provision for income taxes	(145)	884	6	—	745

Net income (loss)	$984	$1,396	$(185)	—	$2,195

Other significant items:
Total assets	$557,374	$79,090	$74,958	$(144,289)	$567,133
Total investment securities	113,670	—	80	—	113,750
Total loans, net	329,425	71,609	—	(63,634)	337,400
Investment in subsidiaries	784	—	69,757	(70,536)	5
Fixed asset additions	314	258	—	—	572
Depreciation and amortization expense	562	153	—	—	715
Total interest income from external customers	20,250	18,503	—	—	38,753
Total interest income from affiliates	3,858	—	19	(3,877)	—

16.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2013 and 2012 consisted of the following:

	2013	2012
	(Dollars in Thousands)
Legal, accounting and other professional fees	$1,355	$1,361
Postage, stationery and supplies	851	859
Telephone/data communication	622	631
FDIC insurance assessments	722	787
Other	5,493	6,198

Total	$9,043	$9,836

17.	OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and also month-to-month rental agreements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following is a schedule, by years, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2013 (dollars in thousands):

Year ending December 31,
2014	$401
2015	303
2016	226
2017	151
2018	126
2019	73

Total rental expense under all operating leases was $0.3 million and $0.7 million in 2013 and 2012, respectively.

18.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2013 and 2012, there were no credit losses associated with derivative contracts.

In the normal course of business, there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and others that are not included in the consolidated financial statements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. A summary of these commitments and contingent liabilities is presented below:

	December 31,
	2013	2012
	(Dollars in Thousands)
Standby Letters of Credit	$931	$1,092
Commitments to Extend Credit	$28,875	$32,123

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represent the Bank’s total credit risk, are listed in the table above.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of December 31, 2013, there was $3.0 million in outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery. As of December 31, 2012, there were no outstanding commitments to purchase and sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC (“Graves Automotive”), Malcomb Graves and Tina Graves filed a lawsuit in the Circuit Court of Shelby County, Alabama against USBI, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. A former employee of ALC, Corey Mitchell, was named as a co-defendant, and ALC and the Bank filed a crossclaim against him seeking, among other relief, defense and indemnification for any damages suffered in the underlying lawsuit. The underlying complaint alleged that the defendants committed fraud in misrepresenting to Graves Automotive the amounts that Graves Automotive owed on certain loans and failing to credit Graves Automotive properly for certain loans. The defendants moved to compel arbitration, and the trial court denied the defendants’ motion. The defendants appealed this decision, and, on September 29, 2010, the Alabama Supreme Court affirmed the trial court’s denial of defendants’ motion. Following the return of the case to the active docket, on November 30, 2010, ALC and the Bank moved to dismiss the lawsuit. In response to this motion to dismiss, on June 15, 2011, the Circuit Court dismissed all claims against USBI, the Bank and their respective directors and officers and all claims that were brought by Malcomb Graves and Tina Graves in their individual capacities. The Circuit Court also dismissed Graves Automotive’s claims for conversion and negligent supervision against ALC and ordered Graves Automotive to re-plead its fraud allegations against ALC with more particularity. On September 15, 2011, Graves Automotive filed a third amended complaint in response to the Circuit Court’s June 15, 2011 order. In its third amended complaint, Graves Automotive asserted claims against ALC for breach of contract, fraud, unjust enrichment and conversion. ALC moved to dismiss the third amended complaint on many of the same grounds as set forth in its previous motion to dismiss. On October 13, 2011, the Circuit Court dismissed Graves Automotive’s conversion claim and again ordered Graves Automotive to re-plead its fraud claims with more particularity, this time within 60 days. On December 12, 2011, Graves Automotive filed its fourth amended complaint, this time asserting only two counts, breach of contract and unjust enrichment. Despite removing the fraud claims, the fourth amended complaint still requests punitive damages. On January 11, 2012, ALC filed a motion to dismiss the fourth amended complaint and to strike Graves Automotive’s request for punitive damages. This motion was heard on November 27, 2012, and the Circuit Court struck the punitive damages claim but allowed the breach of contract and unjust enrichment claims to go forward. Because Graves Automotive had been unable to produce any documents supporting these remaining claims, on September 30, 2013, the court entered an order requiring Graves Automotive to produce a number of categories of specific documents evidencing the unreimbursed work it had allegedly performed for ALC. After the deadline to produce the documents had passed, ALC filed a Motion to Dismiss for failure to comply with the discovery order or, in the alternative, Motion for Summary Judgment based upon Graves Automotive’s inability to produce evidence supporting its claims. In response, Graves recently submitted an affidavit and produced a number of documents purportedly supporting its claims and

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

damages. ALC is currently in the process of supplementing its Motion to Dismiss, or in the Alternative, Motion for Summary Judgment to address Graves Automotive’s recent production. This motion is set for hearing on May 20, 2014. ALC also has made a nominal settlement offer to avoid the costs associated with additional litigation. ALC has yet to receive a response to this offer. ALC continues to deny the allegations against it in the lawsuit with respect to the remaining claims and intends to vigorously defend itself in this matter. Given the lack of discovery conducted, it is too early to assess the likelihood of a resolution of the remaining claims in this matter or the possibility of an unfavorable outcome.

On December 2, 2013, Wayne Allen Russell filed a lawsuit against the Bank in the Circuit Court of Tuscaloosa County, alleging that the Bank wrongfully foreclosed on a parcel of property owned by Russell that was subject to a mortgage in favor of the Bank. Mr. Russell alleges that the loan secured by the mortgage had been satisfied in full from the proceeds of a prior foreclosure of additional properties subject to the same mortgage. Mr. Russell seeks an unspecified amount of damages. The Bank denies Mr. Russell’s allegations and will vigorously defend the lawsuit. However, given the lack of discovery conducted, it is too early to assess the likelihood of a resolution of this matter or the possibility of an unfavorable outcome.

The Company is also party to other litigation, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the years ended December 31, 2013 or 2012.

Fair Value Measurements on a Recurring Basis

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include exchange-traded equities. Level 2 securities include U.S. treasury and agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The following table presents the balances of available-for-sale securities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

	Fair Value Measurements as of December 31, 2013 Using
	Totals At December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$83,434	$—	$83,434	$—
Commercial	30,465	—	30,465	—
Obligations of states and political subdivisions	17,027	—	17,027	—
U.S. treasury securities	3,827	—	3,827	—
Obligations of U.S. government sponsored agencies	1,001	—	1,001	—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Fair Value Measurements as of December 31, 2012 Using
	Totals At December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$49,264	$—	$49,264	$—
Commercial	28,289	—	28,289	—
Obligations of states and political subdivisions	14,981	—	14,981	—
U.S. treasury securities	80	—	80	—

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

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. When an impaired loan is determined to be collateral-dependent, the fair value is determined through the utilization of a third-party appraisal. It is the policy of the Company to update appraisals every 18-24 months. The types of collateral influence the frequency of obtaining updated appraisals. Management knows the market trends of collateral values well and monitors trends in sales and valuations in all of the various categories of collateral. These trends influence how often new appraisals are obtained within the 18-24 month timeframe. An example would be loans collateralized by residential subdivision lots. The values of this type of collateral have been volatile in recent years, and, therefore, appraisals are generally updated at the lower end of the timeframe (i.e., closer to 18 months), while timberland appraisals, which have been less volatile in recent years, would be updated closer to the upper end of the timeframe (i.e., closer to 24 months). Any observed trend indicating significant changes in valuations would require updated appraisals. Based on experience, current appraisals are discounted 9% for estimated costs associated with foreclosures and costs to sell. If a loan is evaluated for impairment under ASC Topic 310-10-35, Accounting by Creditors for Impairment of a Loan, and the appraisal is outdated, a new appraisal is ordered. If the new appraisal is not received in sufficient time to assess any required impairment to meet financial reporting obligations, the old appraisal may be adjusted to reflect values observed in similar properties. After a new appraisal is obtained, the analysis is updated to reflect the new valuation. Loan losses are charged against the allowance when management believes that the uncollectability of a loan is confirmed. Loans, net of specific allowances, subject to this evaluation amounted to $11.4 million and $15.0 million as of December 31, 2013 and 2012, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $0.5 million and $2.1 million (utilizing Level 3 valuation inputs) as of December 31, 2013 and 2012, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling approximately $0.5 million and $0.4 million as of December 31, 2013 and 2012, respectively. Foreclosed assets totaling $5.3 million and $9.3 million (utilizing Level 3 valuation inputs) were remeasured at fair value as of December 31, 2013 and 2012, respectively, resulting in impairment loss of $1.3 million and $3.6 million on other real estate owned as of December 31, 2013 and 2012, respectively.

The following table presents the balances of impaired loans and foreclosed assets measured at fair value on a non-recurring basis as of December 31, 2013 and 2012.

	Fair Value Measurements as of December 31, 2013 Using
	Totals At December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$11,358	$—	$—	$11,358
Foreclosed property and other real estate	5,832	—	—	5,832

	Fair Value Measurements as of December 31, 2012 Using
	Totals At December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$14,956	$—	$—	$14,956
Foreclosed property and other real estate	11,368	—	—	11,368

Non-Recurring Fair Value Measurements Using Significant Unobservable Inputs:

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2013. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input, as well as the weighted average within the range utilized as of December 31, 2013, are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2013	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted- Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:
Impaired loans	$11,358	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal compatibility adjustment (discount)	9%—30% (11.6%)
Foreclosed property and other real estate	$5,832	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal compatibility adjustment (discount)	9%—10% (9.3%)

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

Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2013 and 2012.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2013 and 2012, are as follows:

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$47,720	$47,720	$47,720	$—	$—
Investment securities available-for-sale	135,754	135,754	—	135,754	—
Investment securities held-to-maturity	35,050	33,365	—	33,365	—
Federal Home Loan Bank stock	906	906	—	906	—
Loans, net of allowance for loan losses	300,927	303,291	—	—	303,291
Liabilities:
Deposits	484,279	484,957	—	484,957	—
Short-term borrowings	1,231	1,231	—	1,231	—
Long-term debt	5,000	5,011	—	5,011	—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$54,126	$54,126	$54,126	$—	$—
Investment securities available-for-sale	92,614	92,614	—	92,614	—
Investment securities held-to-maturity	21,136	21,185	—	21,185	—
Federal funds sold	5,000	5,000	5,000	—	—
Federal Home Loan Bank stock	936	936	—	936	—
Loans, net of allowance for loan losses	337,400	339,230	—	—	339,230
Liabilities:
Deposits	489,034	490,596	—	490,596	—
Short-term borrowings	638	638	—	638	—

20.	UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Condition

	Year-Ended December 31,
	2013	2012
	(Dollars in Thousands)
ASSETS:
Cash on deposit	$73	$83
Investment in subsidiaries	70,557	69,113

TOTAL ASSETS	$70,630	$69,196

LIABILITIES:
Other liabilities	$535	$549
SHAREHOLDERS’ EQUITY	70,095	68,647

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,630	$69,196

Statements of Income

	Year-Ended December 31,
	2013	2012
	(Dollars in Thousands)
INCOME:
Dividend income, First United Security Bank	$200	$—
Other Income	6	—

Total income	$206	$—
EXPENSE:	334	383

LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	(128)	(383)
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	4,055	2,578

NET INCOME	$3,927	$2,195

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Statements of Cash Flows

	Year-Ended December 31,
	2013	2012
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,927	$2,195
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income (loss) of subsidiaries	(4,055)	(2,578)
Decrease in other assets	131	110
(Increase) decrease in other liabilities	(13)	65

DECREASE IN CASH	(10)	(208)
CASH AT BEGINNING OF YEAR	83	291

CASH AT END OF YEAR	$73	$83

21.	QUARTERLY DATA (UNAUDITED)

	Year-Ended December 31,
	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Interest income	$8,340	$8,270	$8,432	$8,594	$9,667	$9,328	$9,748	$10,010
Interest expense	677	702	737	789	888	1,031	1,177	1,460

Net interest income	7,663	7,568	7,695	7,805	8,779	8,297	8,571	8,550
Provision for loan losses	(1,441)	240	53	506	1,163	492	468	2,215

Net interest income, after provision for loan losses	9,104	7,328	7,642	7,299	7,616	7,805	8,103	6,335
Non-interest:
Income	723	1,291	1,228	1,623	1,507	1,453	1,331	1,274
Expense	8,569	7,365	7,176	7,692	7,652	7,562	7,442	9,828

Income (loss) before income taxes	1,258	1,254	1,694	1,230	1,471	1,696	1,992	(2,219)
(Benefits from) provision for income taxes	303	350	512	344	588	517	622	(982)

Net income (loss) after taxes	$955	$904	$1,182	$886	$883	$1,179	$1,370	$(1,237)

Earnings (losses) per common share:
Basic and diluted earnings (losses)	$0.16	$0.15	$0.20	$0.15	$0.15	$0.20	$0.23	$(0.21)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

USBI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in USBI’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to USBI’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

USBI’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of USBI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2013, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, USBI’s management concluded, as of December 31, 2013, that USBI’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in USBI’s periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in USBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, USBI’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 52 and is incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

USBI has adopted a Code of Business Conduct and Ethics for directors, officers (including its Chief Executive Officer and Principal Financial Officer) and employees. The Code of Business Conduct and Ethics is incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003. USBI will provide any interested person a copy of the Code of Business Conduct and Ethics free of charge, upon written request to United Security Bancshares, Inc., Attention: Beverly J. Dozier, Corporate Secretary, 131 West Front Street, Post Office Box 249, Thomasville, Alabama 36784, (334) 636-5424.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2013, the securities that have been authorized for issuance under USBI’s equity compensation plans, the United Security Bancshares, Inc. 2013 Incentive Plan (the “Omnibus Incentive Plan”) and the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Omnibus Incentive Plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards and performance compensation awards to employees, consultants and directors of the Company and was approved by USBI’s shareholders in 2013. The Deferral Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in USBI’s common stock and was approved by USBI’s shareholders in 2004.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c) (excluding securities reflected in column (a))(1)
Equity compensation plans approved by shareholders	81,862	$0.00	(2)	600,000
Equity compensation plans not approved by shareholders	0	$0.00		0

Total	81,862	$0.00	(2)	600,000

(1)	Does not include shares reserved for future issuance under the Deferral Plan. Includes shares available for issuance under the Omnibus Incentive Plan.
(2)	Does not include amounts deferred pursuant to the Deferral Plan, as there is no exercise price associated with these deferred amounts.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements of USBI and its subsidiaries, included herein in Item 8, are as follows:

•	Management’s Report on Internal Control over Financial Reporting;

•	Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC;

•	Consolidated Statements of Financial Condition – December 31, 2013 and 2012;

•	Consolidated Statements of Operations – Years Ended December 31, 2013 and 2012;

•	Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2013 and 2012;

•	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2013 and 2012;

•	Consolidated Statements of Cash Flows – Years Ended December 31, 2013 and 2012; and

•	Notes to Consolidated Financial Statements – Years Ended December 31, 2013 and 2012.

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item above.

(a)(3)&(b)Exhibits.

The exhibits listed on the Exhibit Index beginning on page 108 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March, 2014.

UNITED SECURITY BANCSHARES, INC.

By:	/s/ James F. House
James F. House
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House James F. House	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2014

/s/ Thomas S. Elley Thomas S. Elley	Vice President, Treasurer, Assistant Secretary, Principal Financial Officer and Principal Accounting Officer (Principal Financial Officer, Principal Accounting Officer)	March 21, 2014

/s/ Andrew C. Bearden, Jr. Andrew C. Bearden, Jr.	Director	March 21, 2014

/s/ Linda H. Breedlove Linda H. Breedlove	Director	March 21, 2014

/s/ Gerald P. Corgill Gerald P. Corgill	Director	March 21, 2014

/s/ John C. Gordon John C. Gordon	Director	March 21, 2014

/s/ William G. Harrison William G. Harrison	Director	March 21, 2014

/s/ J. Lee McPhearson J. Lee McPhearson	Director	March 21, 2014

/s/ Jack W. Meigs Jack W. Meigs	Director	March 21, 2014

Signature	Title	Date

/s/ A.J. Strickland, III A.J. Strickland, III	Director	March 21, 2014

/s/ Howard M. Whitted Howard M. Whitted	Director	March 21, 2014

/s/ Bruce N. Wilson Bruce N. Wilson	Director	March 21, 2014

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description
3.1	Certificate of Incorporation of USBI, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on August 29, 2007.

10.1	Amended and Restated Executive Employment Agreement, dated December 19, 2013 (effective as of January 1, 2014), between USBI, the Bank and James F. House, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 19, 2013.*

10.2	Change in Control Agreement, dated November 19, 2013, between USBI, the Bank and Thomas S. Elley, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 19, 2013.*

10.3	Form of Director Indemnification Agreement between USBI and its directors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2009.*

10.4	United Security Bancshares, Inc. 2013 Incentive Plan, effective March 22, 2013, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 22, 2013.*

10.5	First United Security Bank Salary Continuation Agreement dated September 20, 2002, with Robert Steen, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.5A	First Amendment to the First United Security Bank Salary Continuation Agreement dated September 20, 2002 for Robert Steen dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.6	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.6A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Linda H. Breedlove dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.7	First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.7A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 21, 2002 for Gerald P. Corgill dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.8	First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.8A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for John C. Gordon dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.9	First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2002.*

Exhibit No.	Description
10.9A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for William G. Harrison dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.10	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.10A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Jack Meigs dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.11	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.11A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Howard M. Whitted dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.12	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson, incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 2002.*

10.12A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Bruce N. Wilson dated November 20, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.13	First United Security Bank Director Retirement Agreement dated November 17, 2011, with Andrew C. Bearden, Jr., incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2011.*

10.14	First United Security Bank Director Retirement Agreement dated November 30, 2011, with J. Lee McPhearson, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2011.*

10.15	United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.*

10.15A	Amendment One to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 18, 2008, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2008.*

10.15B	Amendment Two to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 30, 2010, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2010 (as originally filed on March 15, 2011).*

10.16	United Security Bancshares, Inc. Summary of Directors’ Fees.

14	United Security Bancshares, Inc. Code of Business Conduct and Ethics, incorporated herein by reference to the Exhibits to Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of United Security Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

*	Indicates a management contract or compensatory plan or arrangement.