Form 10-Q
period 2014-03-31
UNITED SECURITY BANCSHARES INC
filed 2014-05-14
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2014
Common Stock, $0.01 par value	6,029,591 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“USBI”) and its subsidiaries (collectively, the “Company”), through senior management, from time to time makes forward-looking statements concerning expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in USBI’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of USBI’s Annual Report on Form 10-K, for the year ended December 31, 2013. Specifically, with respect to statements relating to loan demand, growth and earnings potential and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and Due from Banks	$11,273	$10,276
Interest-Bearing Deposits in Other Banks	48,747	37,444

Total Cash and Cash Equivalents	60,020	47,720
Investment Securities Available-for-Sale, at fair value	150,840	135,754
Investment Securities Held-to-Maturity, at amortized cost	39,066	35,050
Federal Home Loan Bank Stock, at cost	738	906
Loans, net of allowance for loan losses of $8,567 and $9,396, respectively	276,717	300,927
Premises and Equipment, net	9,447	8,928
Cash Surrender Value of Bank-Owned Life Insurance	13,730	13,650
Accrued Interest Receivable	2,206	2,702
Other Real Estate Owned	10,384	9,310
Other Assets	12,568	14,854

Total Assets	$575,716	$569,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$490,191	$484,279
Accrued Interest Expense	238	266
Other Liabilities	8,134	8,930
Short-Term Borrowings	803	1,231
Long-Term Debt	5,000	5,000

Total Liabilities	504,366	499,706

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.01 per share, 10,000,000 shares authorized; 7,329,060 and 7,327,560 shares issued respectively; 6,029,591 and 6,028,091 shares outstanding, respectively	73	73
Surplus	9,299	9,284
Accumulated Other Comprehensive Income, net of tax	995	529
Retained Earnings	81,988	81,214
Less Treasury Stock: 1,299,469 shares at cost	(20,992)	(20,992)
Noncontrolling Interest	(13)	(13)

Total Shareholders’ Equity	71,350	70,095

Total Liabilities and Shareholders’ Equity	$575,716	$569,801

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
INTEREST INCOME:
Interest and Fees on Loans	$6,797	$7,910
Interest on Investment Securities	1,049	684

Total Interest Income	7,846	8,594
INTEREST EXPENSE:
Interest on Deposits	637	787
Interest on Borrowings	8	2

Total Interest Expense	645	789

NET INTEREST INCOME	7,201	7,805
PROVISION FOR LOAN LOSSES	414	506

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,787	7,299
NON-INTEREST INCOME:
Service and Other Charges on Deposit Accounts	500	590
Credit Life Insurance Income	140	110
Other Income	507	923

Total Non-Interest Income	1,147	1,623
NON-INTEREST EXPENSE:
Salaries and Employee Benefits	4,082	4,012
Occupancy Expense	500	461
Furniture and Equipment Expense	315	283
Other Real Estate / Foreclosure Expense	100	907
Other Expense	1,887	2,029

Total Non-Interest Expense	6,884	7,692

INCOME BEFORE INCOME TAXES	1,050	1,230
PROVISION FOR INCOME TAXES	276	344

NET INCOME	$774	$886

BASIC AND DILUTED NET INCOME PER SHARE	$0.13	$0.15

DIVIDENDS PER SHARE	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Net income	$774	$886

Other comprehensive income (loss):
Reclassification adjustment for net gains realized on available-for-sale securities in net income, net of taxes of $35 and $0, respectively	(58)	—
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax expense (benefit) of $245 and $(319), respectively	524	(532)

Other comprehensive income (loss)	466	(532)

Total comprehensive income	$1,240	$354

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$774	$886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	165
Provision for loan losses	414	506
Deferred income tax provision	871	1,077
Net gain on sale of securities	(92)	(484)
Net (gain) loss on other real estate	(34)	642
Net amortization of securities	212	271
Changes in assets and liabilities:
Decrease in accrued interest receivable	496	400
Decrease in other assets	1,091	3,108
Decrease in accrued interest expense	(28)	(121)
Increase (decrease) in other liabilities	(796)	84

Net cash provided by operating activities	3,088	6,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(22,697)	(11,851)
Purchase of investment securities held-to-maturity	(4,016)	(13,196)
Proceeds from sales of investment securities available-for-sale	1,095	—
Proceeds from maturities and prepayments of investment securities, available-for-sale	7,142	10,945
Proceeds from maturities and prepayments of investment securities, held-to- maturity	—	8,166
Proceeds from redemption of Federal Home Loan Bank stock	168	256
Proceeds from the sale of other real estate	1,280	734
Net change in loan portfolio	21,476	15,415
Purchase of premises and equipment, net	(721)	(40)

Net cash provided by investing activities	3,727	10,429

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	5,913	(2,251)
Decrease in short-term borrowings	(428)	(239)

Net cash provided by (used in) financing activities	5,485	(2,490)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,300	14,473

CASH AND CASH EQUIVALENTS, beginning of period	47,720	54,126

CASH AND CASH EQUIVALENTS, end of period	$60,020	$68,599

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$673	$1,288
Income taxes	—	6
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$2,320	$472
Stock-based compensation	14	—

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2014. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in USBI’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in USBI’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts in the 2013 condensed consolidated financial statements have been reclassified to conform to the 2014 method of presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014 and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The adoption of ASU 2014-04 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). ASU 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. The exception states that to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 applies prospectively for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years beginning after December 15, 2013. The Company adopted ASU 2013-11 on January 1, 2014. The adoption of ASU 2013-11 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

3. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average shares during the three-month periods ended March 31, 2014 and 2013. Diluted net income per share for the three-month periods ended March 31, 2014 and 2013 is computed based on the weighted average shares outstanding during the period plus the dilutive effect of all potentially dilutive instruments outstanding. In March 2014, the Company granted 10,750 nonqualified stock options to employees with a grant date fair value of $39,000. The options are exercisable upon completion of one year of service from the date of grant. Compensation expense associated with the grant totaled approximately $1,000 for the quarter ended March 31, 2014. All of the options remained outstanding as of March 31, 2014, and were considered potentially dilutive; however, net income per share was the same under both the basic and diluted calculations as of March 31, 2014. There were no outstanding potentially dilutive instruments impacting net income per share as of March 31, 2013.

The following table represents the basic and diluted net income per share calculations for the three-month periods ended March 31, 2014 and 2013:

For the Three Months Ended:	Net Income	Weighted Average Shares Outstanding	Basic and Diluted Net Income Per Share
	(Dollars in Thousands, Except Share Amounts)
March 31, 2014	$774	6,028,091	$0.13
March 31, 2013	$886	6,023,622	$0.15

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange or NASDAQ. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the periods ended March 31, 2014 or December 21, 2013.

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

The following table presents the balances of available-for-sale securities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	Fair Value Measurements as of March 31, 2014 Using
	Totals At March 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$96,527	$—	$96,527	$—
Commercial	34,509	—	34,509	—
Obligations of states and political subdivisions	15,934	—	15,934	—
U.S. treasury securities	3,870	—	3,870	—

	Fair Value Measurements as of December 31, 2013 Using
	Totals At December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$83,434	$—	$83,434	$—
Commercial	30,465	—	30,465	—
Obligations of states and political subdivisions	17,027	—	17,027	—
U.S. treasury securities	3,827	—	3,827	—
Obligations of U.S. government sponsored agencies	1,001	—	1,001	—

Fair Value Measurements on a Non-recurring Basis

Impaired Loans

Estimates of fair value for impaired loans are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to the assessment of collateral associated with loans. Management takes into consideration the type, location and occupancy of the collateral, as well as current economic conditions in the area in which the collateral is located, in assessing estimates of fair value.

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. When an impaired loan is determined to be collateral dependent, the fair value is determined through the utilization of a third-party appraisal. It is the policy of the Company to update appraisals every 18-24 months. The types of collateral influence the frequency of obtaining updated appraisals. Management knows the market trends of collateral values well and monitors trends in sales and valuations in all of the various categories of collateral. These trends influence how often new appraisals are obtained within the 18-24 month timeframe. An example would be loans collateralized by residential subdivision lots. The values of this type of collateral have been volatile in recent years, and, therefore, appraisals are generally updated at the lower end of the timeframe (i.e., closer to 18 months), while timberland appraisals, which have been less volatile in recent years, would be updated closer to the upper end of the timeframe (i.e., closer to 24 months). Any observed trend indicating significant changes in valuations would require updated appraisals. Based on experience, current appraisals are discounted 9% for estimated costs associated with foreclosures and costs to sell. If a loan is evaluated for impairment under ASC Topic 310-10-35, Accounting by Creditors for Impairment of a Loan, and the appraisal is outdated, a new appraisal is ordered. If the new appraisal is not received in sufficient time to assess any required impairment to meet financial reporting obligations, the old appraisal may be adjusted to reflect values observed in similar properties. After a new appraisal is obtained, the analysis is updated to reflect the new valuation. Loan losses are charged against the allowance when management believes that the uncollectability of a loan is confirmed. Loans, net of specific allowances for fair-value impairment, amounted to $3.4 million and $11.4 million as of March 31, 2014 and December 31, 2013, respectively. This valuation was derived using Level 3 inputs, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Foreclosed Assets

Estimates of fair values for foreclosed assets are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to the assessment of the values of foreclosed properties. Management takes into consideration the type, location and occupancy of the property, as well as current economic conditions in the area in which the property is located, in assessing estimates of fair value.

The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria and/or market data. Foreclosed assets measured at fair value upon initial recognition totaled $0.1 million and $0.5 million (utilizing Level 3 valuation inputs) as of March 31, 2014 and December 31, 2013, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling approximately zero and $0.3 million as of March 31, 2014 and March 31, 2013, respectively. Other foreclosed assets totaling $2.1 million and $5.3 million (utilizing Level 3 valuation inputs) were remeasured at fair value as of March 31, 2014 and December 31, 2013, respectively. The remeasurement resulted in no impairment of other real estate owned as of March 31, 2014, and impairment of $1.3 million as of December 31, 2013.

The following table presents the balances of impaired loans and foreclosed assets measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013.

	Fair Value Measurements as of March 31, 2014 Using
	Totals At March 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$3,431	$—	$—	$3,431
Foreclosed property and other real estate	2,154	—	—	2,154

	Fair Value Measurements as of December 31, 2013 Using
	Totals At December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$11,358	$—	$—	$11,358
Foreclosed property and other real estate	5,832	—	—	5,832

Non-Recurring Fair Value Measurements Using Significant Unobservable Inputs:

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2014. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input, as well as the weighted-average within the range utilized as of March 31, 2014, are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value March 31, 2014	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted- Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:
Impaired loans	$3,431	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)
Foreclosed property and other real estate	$2,154	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of March 31, 2014 and December 31, 2013.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2014 and December 31, 2013, are as follows:

	March 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$60,020	$60,020	$60,020	$—	$—
Investment securities available-for-sale	150,840	150,840	—	150,840	—
Investment securities held-to-maturity	39,066	37,841	—	37,841	—
Federal Home Loan Bank stock	738	738	—	—	738
Loans, net of allowance for loan losses	276,717	277,786	—	—	277,786
Liabilities:
Deposits	490,191	490,641	—	490,641	—
Short-term borrowings	803	803	—	803	—
Long-term debt	5,000	5,013	—	5,013	—

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$47,720	$47,720	$47,720	$—	$—
Investment securities available-for-sale	135,754	135,754	—	135,754	—
Investment securities held-to-maturity	35,050	33,365	—	33,365	—
Federal Home Loan Bank stock	906	906	—	—	906
Loans, net of allowance for loan losses	300,927	303,291	—	—	303,291
Liabilities:
Deposits	484,279	484,957	—	484,957	—
Short-term borrowings	1,231	1,231	—	1,231	—
Long-term debt	5,000	5,011	—	5,011	—

6. INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of March 31, 2014 and December 31, 2013 are as follows:

	Available-for-Sale
	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$95,740	$1,485	$(698)	$96,527
Commercial	34,337	260	(88)	34,509
Obligations of states and political subdivisions	15,010	924	—	15,934
U.S. treasury securities	4,160	—	(290)	3,870

Total	$149,247	$2,669	$(1,076)	$150,840

	Held-to-Maturity
	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of U.S. government sponsored agencies	$36,056	$—	$(1,225)	$34,831
Mortgage-backed securities:
Commercial	3,010	—	—	3,010

Total	$39,066	$—	$(1,225)	$37,841

	Available-for-Sale
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$82,840	$1,479	$(885)	$83,434
Commercial	30,677	143	(355)	30,465
Obligations of states and political subdivisions	16,230	799	(2)	17,027
Obligations of U.S. government sponsored agencies	1,000	1	—	1,001
U.S. treasury securities	4,161	—	(334)	3,827

Total	$134,908	$2,422	$(1,576)	$135,754

	Held-to-Maturity
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of U.S. government sponsored agencies	$35,050	$—	$(1,685)	$33,365

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2014 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Maturing within one year	$—	$—	$—	$—
Maturing after one to five years	10,947	11,441	—	—
Maturing after five to ten years	77,181	77,280	16,204	15,980
Maturing after ten years	61,119	62,119	22,862	21,861

Total	$149,247	$150,840	$39,066	$37,841

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At March 31, 2014 and December 31, 2013, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

The following table reflects the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

	Available-for-Sale
	March 31, 2014
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$35,824	$(698)	$—	$—
Commercial	14,513	(88)	—	—
Obligations of states and political subdivisions	—	—	—	—
U.S. treasury securities	3,790	(290)	—	—

Total	$54,127	$(1,076)	$—	$—

	Held-to-Maturity
	March 31, 2014
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of U.S. government sponsored agencies	$30,024	$(1,026)	$3,801	$(199)

	Available-for-Sale
	December 31, 2013
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$43,091	$(885)	$—	$—
Commercial	21,231	(337)	271	(18)
Obligations of states and political subdivisions	1,050	(2)	—	—
U.S. treasury securities	3,748	(334)	—	—

Total	$69,120	$(1,558)	$271	$(18)

	Held-to-Maturity
	December 31, 2013
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of U.S. government sponsored agencies	$33,365	$(1,685)	$—	$—

As of March 31, 2014, one debt security had been in a loss position for more than twelve months, and forty debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $74.2 million and $72.7 million as of March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes.

Gains realized on sales of securities available-for-sale were approximately $0.1 million and $0.5 million as of March 31, 2014 and December 31, 2013, respectively. The gains on sales as of December 31, 2013 resulted from a non-recurring fee received by the Bank in connection with the early payoff of a mortgage-backed pool. There were no losses on sales of securities as of both March 31, 2014 and December 31, 2013.

7. INVESTMENTS IN LIMITED PARTNERSHIPS

The Company has investments in affordable housing projects for which it provides funding as a limited partner and receives tax credits related to its investments in the projects based on its partnership share. The Company’s investments include both direct investments and investments in funds that invest solely in affordable housing projects. The Company has determined that these structures require evaluation as a variable interest entity (“VIE”) under ASC Topic 810, Consolidation. The Company consolidates one of the funds in which it has a 99.9% limited partnership interest. Assets recorded by the Company as a result of the consolidation totaled approximately $53,000 as of both March 31, 2014 and December 31, 2013. The remaining limited partnership investments are unconsolidated and are accounted for under the cost method as allowed under ASC Topic 325, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. The Company’s maximum exposure to future loss related to these limited partnerships was limited to the $0.8 million recorded investment as of both March 31, 2014 and December 31, 2013.

The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Company’s carrying value approximates cost of its underlying equity in the net assets of the partnerships. Market quotations are not available for any of the aforementioned partnerships. Management has no knowledge of intervening events since the date of the partnerships’ financial statements that would have had a material effect on the Company’s consolidated financial position or results of operations.

The Bank had no remaining cash commitments to these partnerships as of March 31, 2014 or December 31, 2013.

8. LOANS AND ALLOWANCE FOR LOAN LOSSES

As of March 31, 2014 and December 31, 2013, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	March 31, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$10,727	$—	$10,727
Secured by 1-4 family residential properties	33,065	25,154	58,219
Secured by multi-family residential properties	21,748	—	21,748
Secured by non-farm, non-residential properties	121,801	—	121,801
Other	750	—	750
Commercial and industrial loans	18,450	—	18,450
Consumer loans	9,187	48,717	57,904
Other loans	1,209	—	1,209

Total loans	216,937	73,871	290,808
Less: Unearned interest, fees and deferred cost	135	5,389	5,524
Allowance for loan losses	5,523	3,044	8,567

Net loans	$211,279	$65,438	$276,717

	December 31, 2013
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$11,348	$—	$11,348
Secured by 1-4 family residential properties	34,978	26,621	61,599
Secured by multi-family residential properties	22,095	—	22,095
Secured by non-farm, non-residential properties	122,430	—	122,430
Other	761	—	761
Commercial and industrial loans	37,772	—	37,772
Consumer loans	9,886	48,938	58,824
Other loans	604	—	604

Total loans	239,874	75,559	315,433
Less: Unearned interest, fees and deferred cost	149	4,961	5,110
Allowance for loan losses	6,272	3,124	9,396

Net loans	$233,453	$67,474	$300,927

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 73.3% and 69.2% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of March 31, 2014 and December 31, 2013, respectively.

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

Related Party Loans:

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Management believes such loans do not represent more than normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of March 31, 2014 and December 31, 2013 were $3.4 million and $3.6 million, respectively. During the period ended March 31, 2014, there were no new loans to these parties, and repayments by active related parties were $0.2 million. During the year ended December 31, 2013, new loans to these related parties totaled $1.7 million, and repayments by active related parties were $0.6 million.

Allowance for Loan Losses:

The following tables present changes in the allowance for loan losses by reporting segment and loan type as of March 31, 2014 and December 31, 2013:

	FUSB
	March 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	- Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$592	$4,852	$180	$635	$13	$—	$6,272
Charge-offs	268	606	14	3	—	—	891
Recoveries	110	170	30	6	1	—	317
Provision	21	8	(46)	(146)	(12)	—	(175)

Ending balance	455	4,424	150	492	2	—	5,523

Ending balance individually evaluated for impairment	—	1,493	—	—	—	—	1,493

Ending balance collectively evaluated for impairment	$455	$2,931	$150	$492	$2	$—	$4,030

Loan receivables:
Ending balance	18,450	155,026	9,187	33,065	1,209	—	216,937

Ending balance individually evaluated for impairment	—	14,884	—	—	—	—	14,884

Ending balance collectively evaluated for impairment	$18,450	$140,142	$9,187	$33,065	$1,209	$—	$202,053

	ALC
	March 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,667	$457	$—	$—	$3,124
Charge-offs	—	—	838	58	—	—	896
Recoveries	—	—	222	5	—	—	227
Provision	—	—	494	95	—	—	589

Ending balance	—	—	2,545	499	—	—	3,044

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,545	$499	$—	$—	$3,044

Loan receivables:
Ending balance	—	—	48,717	25,154	—	—	73,871

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$48,717	$25,154	$—	$—	$73,871

	FUSB & ALC
	March 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$592	$4,852	$2,847	$1,092	$13	$—	$9,396
Charge-offs	268	606	852	61	—	—	1,787
Recoveries	110	170	252	11	1	—	544
Provision	21	8	448	(51)	(12)	—	414

Ending balance	455	4,424	2,695	991	2	—	8,567

Ending balance individually evaluated for impairment	—	1,493	—	—	—	—	1,493

Ending balance collectively evaluated for impairment	$455	$2,931	$2,695	$991	$2	$—	$7,074

Loan receivables:
Ending balance	18,450	155,026	57,904	58,219	1,209	—	290,808

Ending balance individually evaluated for impairment	—	14,884	—	—	—	—	14,884

Ending balance collectively evaluated for impairment	$18,450	$140,142	$57,904	$58,219	$1,209	$—	$275,924

	FUSB
	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$977	$14,216	$168	$338	$66	$—	$15,765
Charge-offs	537	8,055	350	685	—	—	9,627
Recoveries	141	2,747	96	8	4	—	2,996
Provision	11	(4,056)	266	974	(57)	—	(2,862)

Ending balance	592	4,852	180	635	13	—	6,272

Ending balance individually evaluated for impairment	219	2,839	—	11	—	—	3,069

Ending balance collectively evaluated for impairment	$373	$2,013	$180	$624	$13	$—	$3,203

Loan receivables:
Ending balance	37,772	156,634	9,886	34,978	604	—	239,874

Ending balance individually evaluated for impairment	753	28,813	—	2,985	—	—	32,551

Ending balance collectively evaluated for impairment	$37,019	$127,821	$9,886	$31,993	$604	$—	$207,323

	ALC
	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,733	$780	$—	$—	$3,513
Charge-offs	—	—	2,979	525	—	—	3,504
Recoveries	—	—	874	21	—	—	895
Provision	—	—	2,039	181	—	—	2,220

Ending balance	—	—	2,667	457	—	—	3,124

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,667	$457	$—	$—	$3,124

Loan receivables:
Ending balance	—	—	48,938	26,621	—	—	75,559

Ending balance individually evaluated for impairment	—	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$48,938	$26,621	$—	$—	$75,559

	FUSB & ALC
	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$977	$14,216	$2,901	$1,118	$66	$—	$19,278
Charge-offs	537	8,055	3,329	1,210	—	—	13,131
Recoveries	141	2,747	970	29	4	—	3,891
Provision	11	(4,056)	2,305	1,155	(57)	—	(642)

Ending balance	592	4,852	2,847	1,092	13	—	9,396

Ending balance individually evaluated for impairment	219	2,839	—	11	—	—	3,069

Ending balance collectively evaluated for impairment	$373	$2,013	$2,847	$1,081	$13	$—	$6,327

Loan receivables:
Ending balance	37,772	156,634	58,824	61,599	604	—	315,433

Ending balance individually evaluated for impairment	753	28,813	—	2,985	—	—	32,551

Ending balance collectively evaluated for impairment	$37,019	$127,821	$58,824	$58,614	$604	$—	$282,882

Credit Quality Indicators:

The Bank utilizes a model to evaluate the credit quality of its loan portfolio that includes categorizing loans into groupings by credit quality indicator. The model establishes a uniform framework and common language for assessing and monitoring risk in the portfolio. Under the model, loans have historically been categorized into one of eight risk grades which can be further summarized into categories described as pass, special mention, substandard, doubtful and loss, as described in further detail below. As of January 1, 2014, management established a nine-grade rating system, which had the effect of adding an additional risk grade to the pass category. The additional risk grade provides management with the ability to evaluate loans at a more granular level; however, it did not result in any change to the calculation of the allowance for loan losses as of either of the quarters ended March 31, 2014 or 2013, respectively, or the year ended December 31, 2013.

The following summarizes the credit quality indicators used in the nine-grade system:

•	Pass (Risk Grades 1-5) – Loans in this category include obligations where the probability of default is considered low.

•	Special Mention (Risk Grade 6): Borrowers in this category exhibit potential credit weaknesses or downward trends deserving Bank management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Although a special mention asset has a higher probability of default than pass rated categories, its default is not imminent.

•	Substandard (Risk Grade 7): These are borrowers with defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

•	Doubtful (Risk Grade 8): Borrowers classified doubtful have all the weaknesses found in substandard borrowers with the added provision that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely. The possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Management of borrowers classified doubtful may have demonstrated a history of failing to live up to agreements.

•	Loss (Risk Grade 9): Borrowers deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not prudent to defer writing off these worthless assets, even though partial recovery may be affected in the future.

The table below illustrates the carrying amount of loans by credit quality indicator as of March 31, 2014.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$4,509	$2,515	$3,703	$—	$10,727
Secured by 1-4 family residential properties	28,255	874	3,936	—	33,065
Secured by multi-family residential properties	14,847	3,466	3,435	—	21,748
Secured by non-farm, non-residential properties	100,249	11,525	10,027	—	121,801
Other	750	—	—	—	750
Commercial and industrial loans	16,497	1,363	590	—	18,450
Consumer loans	8,537	22	628	—	9,187
Other loans	1,209	—	—	—	1,209

Total	$174,853	$19,765	$22,319	$—	$216,937

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$24,414	$740	$25,154
Consumer loans	47,624	1,093	48,717

Total	$72,038	$1,833	$73,871

The table below illustrates the carrying amount of loans by credit quality indicator as of December 31, 2013.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$4,785	$—	$6,563	$—	$11,348
Secured by 1-4 family residential properties	30,459	333	4,162	24	34,978
Secured by multi-family residential properties	14,569	—	7,526	—	22,095
Secured by non-farm, non-residential properties	101,468	3,316	17,595	51	122,430
Other	761	—	—	—	761
Commercial and industrial loans	30,403	936	6,433	—	37,772
Consumer loans	9,235	3	648	—	9,886
Other loans	601	—	3	—	604

Total	$192,281	$4,588	$42,930	$75	$239,874

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$26,061	$560	$26,621
Consumer loans	47,644	1,294	48,938

Total	$73,705	$1,854	$75,559

The following table provides an aging analysis of past due loans by class as of March 31, 2014.

	FUSB
	As of March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$87	$2,056	$2,143	$8,584	$10,727	$—
Secured by 1-4 family residential properties	168	243	1,591	2,002	31,063	33,065	—
Secured by multi-family residential properties	—	—	1,114	1,114	20,634	21,748	—
Secured by non-farm, non-residential properties	319	112	2,080	2,511	119,290	121,801	—
Other	—	—	—	—	750	750	—
Commercial and industrial loans	1,141	—	163	1,304	17,146	18,450	—
Consumer loans	277	22	104	403	8,784	9,187	5
Other loans	—	5	5	10	1,199	1,209	—

Total	$1,905	$469	$7,113	$9,487	$207,450	$216,937	$5

ALC
As of March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	211	153	687	1,051	24,103	25,154	473
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	640	402	1,060	2,102	46,615	48,717	1,060
Other loans	—	—	—	—	—	—	—

Total	$851	$555	$1,747	$3,153	$70,718	$73,871	$1,533

The following table provides an aging analysis of past due loans by class as of December 31, 2013.

	FUSB
	As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$38	$2,000	$2,038	$9,310	$11,348	$—
Secured by 1-4 family residential properties	271	154	1,801	2,226	32,752	34,978	—
Secured by multi-family residential properties	—	—	1,286	1,286	20,809	22,095	—
Secured by non-farm, non- residential properties	719	93	4,434	5,246	117,184	122,430	—
Other	—	—	—	—	761	761	—
Commercial and industrial loans	902	—	480	1,382	36,390	37,772	—
Consumer loans	101	—	26	127	9,759	9,886	—
Other loans	11	—	8	19	585	604	—

Total	$2,004	$285	$10,035	$12,324	$227,550	$239,874	$—

ALC
As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and Other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	403	143	507	1,053	25,568	26,621	409
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non- residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	684	597	1,258	2,539	46,399	48,938	1,252
Other loans	—	—	—	—	—	—	—

Total	$1,087	$740	$1,765	$3,592	$71,967	$75,559	$1,661

The following table provides an analysis of non-accruing loans by class as of March 31, 2014 and December 31, 2013.

	Loans on Non-Accrual Status
	March 31, 2014	December 31, 2013
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$2,056	$2,337
Secured by 1-4 family residential properties	1,859	1,952
Secured by multi-family residential properties	1,114	1,286
Secured by non-farm, non-residential properties	2,080	4,435
Commercial and industrial loans	163	479
Consumer loans	136	76

Total loans	$7,408	$10,565

Impaired Loans:

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. All loans of $0.5 million or more that are classified as non-accrual are identified for impairment analysis. The policy for recognizing income on impaired loans is consistent with the non-accrual policy. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

As of March 31, 2014, the carrying amount of impaired loans consisted of the following:

	March 31, 2014
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,988	$1,988	$—
Secured by 1-4 family residential properties	99	99	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	7,873	7,873	—
Commercial and industrial	—	—	—

Total loans with no related allowance recorded	$9,960	$9,960	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,303	$1,303	$127
Secured by 1-4 family residential properties	185	185	11
Secured by multi-family residential properties	3,436	3,436	1,355
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—

Total loans with an allowance recorded	$4,924	$4,924	$1,493

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$3,291	$3,291	$127
Secured by 1-4 family residential properties	284	284	11
Secured by multi-family residential properties	3,436	3,436	1,355
Secured by non-farm, non-residential properties	7,873	7,873	—
Commercial and industrial	—	—	—

Total impaired loans	$14,884	$14,884	$1,493

As of December 31, 2013, the carrying amount of impaired loans consisted of the following:

	December 31, 2013
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$4,590	$4,590	$—
Secured by 1-4 family residential properties	103	103	—
Secured by multi-family residential properties	1,053	1,053	—
Secured by non-farm, non-residential properties	11,844	11,844	—
Commercial and industrial	534	534	—

Total loans with no related allowance recorded	$18,124	$18,124	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,407	$1,407	$232
Secured by multi-family residential properties	185	185	11
Secured by non-farm, non-residential properties	6,474	6,474	2,005
Commercial and industrial	6,376	6,376	835
	219	219	219

Total loans with no related allowance recorded	$14,661	$14,661	$3,302

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$5,997	$5,997	$232
Secured by 1-4 family residential properties	288	288	11
Secured by multi-family residential properties	7,527	7,527	2,005
Secured by non-farm, non-residential properties	18,220	18,220	835
Commercial and industrial	753	753	219

Total impaired loans	$32,785	$32,785	$3,302

The average net investment in impaired loans and interest income recognized and received on impaired loans as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$4,187	$10	$12
Secured by 1–4 family residential properties	285	2	2
Secured by multi-family residential properties	6,118	38	35
Secured by non-farm, non-residential properties	13,272	107	90
Commercial and industrial	321	1	1

Total	$24,183	$158	$140

	December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$10,249	$177	$179
Secured by 1–4 family residential properties	303	7	7
Secured by multi-family residential properties	8,690	438	446
Secured by non-farm, non-residential properties	22,272	918	935
Commercial and industrial	987	33	34

Total	$42,501	$1,573	$1,601

Loans on which the accrual of interest has been discontinued amounted to $7.4 million and $10.6 million as of March 31, 2014 and December 31, 2013, respectively. If interest on those loans had been accrued, such income would have approximated $0.1 and $0.6 million as of March 31, 2014 and December 31, 2013, respectively. No interest income was recorded related to these loans as of March 31, 2014, and $0.1 million of interest income was recorded as of December 31, 2013. Accruing loans past due 90 days or more amounted to $1.5 million and $1.7 million as of March 31, 2014 and December 31, 2013, respectively.

Troubled Debt Restructurings:

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are being reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. Based on the above, the Company had $4.9 million and $5.7 million of non-accruing loans that were restructured and remained on non-accrual status as of March 31, 2014 and December 31, 2013, respectively. In addition, the Company had $1.7 million of restructured loans that were restored to accrual status based on a sustained period of repayment performance as of March 31, 2014, compared to $2.0 million as of December 31, 2013.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio as of March 31, 2014 and December 31, 2013, as well as the pre- and post-modification principal balance as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	10	$7,551	$3,724	10	$7,551	$3,837
Secured by 1-4 family residential properties	16	1,081	763	17	1,375	1,067
Secured by non-farm, non-residential properties	7	1,628	1,504	9	2,683	2,418
Commercial loans	4	416	340	4	416	344

Total	37	$10,676	$6,331	40	$12,025	$7,666

The following table provides the number of loans modified in a troubled debt restructuring that have subsequently defaulted, by loan portfolio, as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Construction, land development and other land loans	2	$462	2	$566
Secured by non-farm, non-residential properties	3	998	4	1,073

Total	5	$1,460	6	$1,639

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure, principal reduction or some combination of these concessions.

During the quarter ended March 31, 2014 and the year ended December 31, 2013, restructured loan modifications of loans secured by real estate, commercial and industrial loans primarily included maturity date extensions and payment schedule modifications.

Troubled debt restructurings as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013	Change
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$3,724	$3,837	$(113)
Secured by 1-4 family residential properties	763	1,067	(304)
Secured by non-farm, non-residential properties	1,504	2,418	(914)
Commercial and industrial loans	340	344	(4)

Total	$6,331	$7,666	$(1,335)

All loans $0.5 million and over, modified in a troubled debt restructuring and rated substandard or lower, are evaluated for impairment. The nature and extent of impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses on these restructured loans of $0.2 million and $0.8 million as of March 31, 2014 and December 31, 2013, respectively.

9. OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity as of the three months ended March 31, 2014 and 2013.

	March 31, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Balance December 31, 2013	$8,463	$847	$9,310
Transfers from loans	2,154	166	2,320
Sales proceeds	(1,239)	(41)	(1,280)

Gross gains	147	—	147
Gross losses	(33)	(26)	(59)

Net gains (losses)	114	(26)	88
Impairment	(10)	(44)	(54)

Balance March 31, 2014	$9,482	$902	$10,384

	March 31, 2013
	FUSB	ALC	Total
	(Dollars in Thousands)
Balance December 31, 2012	$11,089	$2,197	$13,286
Transfers from loans	288	184	472
Sales proceeds	(113)	(621)	(734)

Gross gains	51	21	72
Gross losses	—	(517)	(517)

Net losses	51	(496)	(445)
Impairment	(56)	(141)	(197)

Balance March 31, 2013	$11,259	$1,123	$12,382

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

10. SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. There were no federal funds purchased outstanding as of March 31, 2014 or December 31, 2013.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of March 31, 2014 and December 31, 2013 were $0.8 and $1.2 million, respectively.

As of March 31, 2014, the Bank had $18.8 million in available federal fund lines from correspondent banks.

11. LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. The Company had FHLB advances outstanding of $5.0 million as of March 31, 2014 and December 31, 2013, and assets pledged associated with these advances of $6.4 million and $5.1 million, respectively.

As of March 31, 2014, the Bank had $167.7 million in available credit from the FHLB.

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

As of March 31, 2014, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2014. As of March 31, 2014, the Company had accrued no interest and no penalties related to uncertain tax positions.

The consolidated tax expense differed from the amount computed by applying the federal statutory income tax rate of 34.0%, as described in the following table:

	March 31, 2014	March 31, 2013
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$357	$418
Increase (decrease) resulting from:
Tax-exempt interest	(82)	(98)
State income tax expense, net of federal income taxes	39	48
Other	(38)	(24)

Total	$276	$344

The Company had a net deferred tax asset of $9.6 million and $10.8 million as of March 31, 2014 and December 31, 2013, respectively. The reduction in the net deferred tax asset resulted primarily from decreases in deferred tax assets and liabilities related to book-tax timing differences associated with the provision for loan losses, OREO write-downs and increases in net unrealized gains on securities available-for-sale.

13. SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. These segments are comprised of USBI’s and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in USBI’s Annual Report on Form 10-K for the period ended December 31, 2013. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended March 31, 2014:
Net interest income	$4,087	$3,112	$2	$—	$7,201
Provision for loan losses	(175)	589	—	—	414
Total non-interest income	931	286	1,043	(1,113)	1,147
Total non-interest expense	4,330	2,556	208	(210)	6,884

Income before income taxes	863	253	837	(903)	1,050
Provision for income taxes	176	99	1	—	276

Net income	$687	$154	$836	$(903)	$774

Other significant items:
Total assets	$577,804	$68,625	$77,515	$(148,228)	$575,716
Total investment securities	189,826	—	80	—	189,906
Total loans, net	268,000	65,438	—	(56,721)	276,717
Investment in subsidiaries	784	—	72,416	(73,195)	5
Fixed asset additions	708	13	—	—	721
Depreciation expense	128	52	—	—	180
Total interest income from external customers	3,969	3,877	—	—	7,846
Total interest income from affiliates	765	—	3	(768)	—

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended March 31, 2013:
Net interest income	$4,335	$3,468	$2	$—	$7,805
Provision for loan losses	38	468	—	—	506
Total non-interest income	1,397	336	1,074	(1,184)	1,623
Total non-interest expense	4,619	3,132	162	(221)	7,692

Income before income taxes	1,075	204	914	(963)	1,230
Provision for income taxes	262	81	1	—	344

Net income	$813	$123	$913	$(963)	$886

Other significant items:
Total assets	$566,414	$71,697	$75,313	$(148,785)	$564,639
Total investment securities	118,482	—	80	—	118,562
Total loans, net	309,874	67,095	—	(55,962)	321,007
Investment in subsidiaries	784	—	70,138	(70,917)	5
Fixed asset additions	29	11	—	—	40
Depreciation expense	124	41	—	—	165
Total interest income from external customers	4,275	4,319	—	—	8,594
Total interest income from affiliates	851	—	2	(853)	—

14. GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the quarters ended March 31, 2014 and 2013, there were no credit losses associated with derivative contracts.

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

	March 31,	December 31,
	2014	2013
	(Dollars in Thousands)
Standby Letters of Credit	$931	$931
Commitments to Extend Credit	$24,672	$28,875

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. The potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represents the Bank’s total credit risk, are listed in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of March 31, 2014, there was $3.0 million in outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery. As of December 31, 2013, there was $3.0 million outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC (“Graves Automotive”), Malcomb Graves and Tina Graves filed a lawsuit in the Circuit Court of Shelby County, Alabama against USBI, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. The original complaint asserted eighteen separate counts against USBI, the Bank, ALC and their respective directors and officers, all related to an alleged oral agreement under which Graves Automotive would sell automobiles repossessed by ALC in return for a fee. Among other things, the complaint alleged that the defendants committed fraud in allegedly misrepresenting to Graves Automotive the amounts that Graves Automotive owed on certain loans and in failing to reimburse Graves Automotive for amounts owed to Graves Automotive in connection with its sale of repossessed ALC automobiles. Through a series of motions to dismiss, all defendants have been dismissed except for ALC. Further, through a series of motions to dismiss and amendments to the complaint, only two counts remain pending against ALC – one for unjust enrichment and one for breach of contract. Because Graves Automotive had been unable to produce any documents supporting these remaining claims, on September 30, 2013, the court entered an order requiring Graves Automotive to produce a number of categories of specific documents evidencing the amounts allegedly owed to it by ALC. After the deadline to produce the documents had passed, ALC filed a Motion to Dismiss for failure to comply with the discovery order or, in the alternative, Motion for Summary Judgment based upon Graves Automotive’s inability to produce evidence supporting its claims. In response, Graves recently submitted an affidavit and produced a number of documents purportedly supporting its claims and damages. ALC is currently in the process of supplementing its Motion to Dismiss, or in the Alternative, Motion for Summary Judgment to address Graves Automotive’s recent production. This motion is currently set for hearing on May 20, 2014, but the parties anticipate that the hearing date will be continued while ALC and Graves Automotive work to schedule a mediation. ALC has previously made a nominal settlement offer to avoid the costs associated with additional litigation. ALC has yet to receive a response to this offer. ALC continues to deny the allegations against it in the lawsuit with respect to the remaining claims and intends to vigorously defend itself in this matter. Given the lack of discovery conducted, it is too early to assess the likelihood of a resolution of the remaining claims in this matter or the possibility of an unfavorable outcome.

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

Description of the Business

United Security Bancshares, Inc., a Delaware corporation (“USBI”), is a bank holding company with its principal offices located in Thomasville, Alabama. USBI operates one commercial banking subsidiary, First United Security Bank (the “Bank” or “FUSB”). As of March 31, 2014, the Bank operated and served its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

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

Delivery of the best possible financial services to customers remains an overall operational focus of USBI and its subsidiaries (collectively, the “Company”). We recognize that attention to details and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 288 full-time equivalent employees, to ensure customer satisfaction and convenience.

The accounting principles and reporting policies of USBI and its subsidiaries (collectively “the Company”), and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the financial services industry. Critical accounting policies relate to securities, loans, allowance for loan losses, derivatives and hedging. A description of these estimates, which significantly affect the determination of consolidated financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in USBI’s Annual Report on Form 10-K for the year ended December 31, 2013.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2014 to year-end 2013, while comparing income and expense for the three-month periods ended March 31, 2014 and 2013.

All yields and ratios presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in USBI’s Annual Report on Form 10-K for the year ended December 31, 2013.

Financial Summary

For the quarter ended March 31, 2014, net income of the Company was $0.8 million, compared with $0.9 million for the quarter ended March 31, 2013. Basic and diluted net income per common share was $0.13 for the quarter ended March 31, 2014, compared with $0.15 for the same quarter of 2013.

Other results for the Company were as follows:

•	Total assets increased 1.0% to $575.7 million for the first quarter of 2014, compared with $569.8 million as of December 31, 2013.

•	Deposits increased 1.2% to $490.2 million for the first quarter of 2014, compared with $484.3 million as of December 31, 2013.

•	Loans net of unearned interest and fees decreased 8.1% to $285.3 million for the first quarter of 2014, compared with $310.3 million as of December 31, 2013.

•	As of March 31, 2014, the Company’s total risk-based capital was 20.66%, significantly above a number of financial institutions in our peer group and well above the minimum requirements of 10%, to achieve the highest regulatory rating of “well-capitalized.”

•	As of March 31, 2014, net interest income decreased 7.7% to $7.2 million, compared with $7.8 million for the first quarter of 2013.

•	Provision for loan losses decreased to $0.4 million for the quarter ended March 31, 2014, compared to $0.5 million for the first quarter of 2013.

•	Non-interest income decreased 29.3% to $1.1 million for the quarter ended March 31, 2014, compared with $1.6 million for the first quarter of 2013.

•	Non-interest expense decreased 10.5% to $6.9 million for the quarter ended March 31, 2014, compared with $7.7 million for the first quarter of 2013. Other real estate/foreclosure expense decreased $0.8 million for the quarter ended March 31, 2014 compared to the first quarter of 2013.

•	Shareholders’ equity totaled $71.4 million, or book value of $11.84 per share, as of March 31, 2014, compared with $70.1 million, or book value of $11.63 per share as of December 31, 2013.

•	Return on average assets for the first quarter of 2014 was 0.55%, compared with 0.63% for the first quarter of 2013.

•	Return on average shareholders’ equity for the first quarter of 2014 was 4.44%, compared with 5.22% for the first quarter of 2013.

Results of Operations

	March 31,	March 31,
	2014	2013
	(Dollars in Thousands)
Interest Income	$7,846	$8,594
Interest Expense	645	789

Net Interest Income	7,201	7,805
Provision for Loan Losses	414	506

Net Interest Income After Provision for Loan Losses	6,787	7,299
Non-Interest Income	1,147	1,623
Non-Interest Expense	6,884	7,692

Income Before Income Taxes	1,050	1,230
Provision for Income Taxes	276	344

Net Income	$774	$886

Net Interest Income

Net interest income is comprised of the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets are comprised of loans, taxable and nontaxable investments and federal funds sold. Interest-bearing liabilities are comprised of interest-bearing demand deposits, savings deposits and time deposits, as well as short-term borrowings and long-term debt. Net interest income decreased $0.6 million, or 7.7%, comparing the first quarter of 2014 to the first quarter of 2013. Net yield declined from 5.98% to 5.49%.

Interest income decreased $0.7 million, or 8.7%, comparing the first quarter of 2014 to the first quarter of 2013. Average interest-bearing assets increased from $521.8 million to $524.8 million comparing the two quarters. Although market interest rates have remained relatively stable, the decline in interest income resulted primarily from declines in average loan balances. As a result of declining loan balances, the Company has continued to invest available funds in investment securities, which generally provide lower yields than loans. The yield on interest earning assets declined 61 basis points from 6.59% to 5.98% for the quarters ended March 31, 2014 and 2013, respectively.

Interest expense decreased $0.1 million, or 18.3%, comparing the first quarter of 2014 to the first quarter of 2013. Average interest-bearing liabilities totaled $427.6 million and $429.8 million for the quarters ended March 31, 2014 and 2013, respectively. The average funding rate declined from 0.73% to 0.60%, comparing the first quarter of 2013 to the first quarter of 2014. The decrease resulted primarily from a mix-shift away from higher cost time deposits to demand deposits when comparing the two quarters, as well as repricing of longer-term time deposits at lower rates.

Management is continuing to focus efforts on generating quality loans and the deployment of asset/liability management strategies to manage risks associated with interest rate fluctuations. However, net interest income could continue to experience downward pressure due to increased competition for quality loan opportunities, lower reinvestment yields in the securities portfolio, and fewer opportunities to reduce future funding costs.

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio. The Company’s provision for loan losses was $0.4 million, or 0.6% of annualized average loans for the three-months ended March 31, 2014, compared to $0.5 million, or 0.6%, of annualized average loans for the three-months ended March 31, 2013. The reduction in the provision resulted primarily from an overall improvement in the credit quality and other inherent risks of the loan portfolio at both the Bank and ALC as of March 31, 2014 as compared with the same quarter in 2013.

Net charge-offs for the Company totaled $1.2 million for the quarter ended March 31, 2014, compared with $3.0 million for the quarter ended March 31, 2013. Net charge-offs at the Bank were $0.6 million for the quarter ended March 31, 2014, compared to $2.3 million for the quarter ended March 31, 2013. At ALC, net charge-offs were consistent with the prior year, totaling $0.7 million for the quarters ended March 31, 2014 and 2013.

The ratio of the allowance for loan losses to loans, net of unearned income for the Company, decreased to 3.00% as of March 31, 2014, compared with 4.97% as of March 31, 2013. For the Bank, this ratio decreased to 2.55% as of March 31, 2014 from 5.04% as of March 31, 2013. At ALC, the ratio decreased to 4.44% as of March 31, 2014 from 4.72% as of March 31, 2013. These decreases resulted from continued problem asset resolution by Bank management during 2013 and the first quarter of 2014, lower levels of non-accrual loans, and a continuing shift in the portfolio away from higher risk real estate loans. We believe that growing the loan portfolio at the Bank and ALC with quality customers, along with continued efforts to reduce non-performing loans, should result in continued reduction of the allowance for loan losses as a percentage of loans.

Based on our evaluation of the portfolio, management believes that the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio as of March 31, 2014. While we believe that the methodologies and calculations we use for estimating the allowance for loan losses are adequate, our conclusions are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local markets in which we operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. Total non-interest income decreased $0.5 million, or 29.3%, for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. The following table presents the major components of non-interest income for the quarters indicated.

	Quarter Ended
	March 31,	March 31,
	2014	2013
	(Dollars in Thousands)
Service Charges and Other Fees on Deposit Accounts	$500	$590
Credit Life Insurance Commissions and Fees	140	110
Bank-Owned Life Insurance	104	111
Other Income	403	812

Total Non-Interest Income	$1,147	$1,623

Service Charges and Other Fees on Deposit Accounts

Service charges and fees on deposit accounts decreased $0.1 million, or 15.3%, for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. The decrease was primarily due to decreased fees generated from customer overdrafts and non-sufficient funds charges. Revenues from this source have generally declined in recent years. Management continues to search for new sources of fee income from new financial services and products; however, income from these non-interest sources is expected to continue to decline as a percentage of total revenue for the foreseeable future.

Other Income

Other income decreased approximately $0.4 million, or 50.4%, comparing the quarter ended March 31, 2014 to the quarter ended March 31, 2013. Other income includes fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards and wire transfers, as well as realized gains on sale of investment securities. In addition, other income is generated at ALC for services including ALC’s auto club program and certain real estate rental. The decrease in other income was primarily attributable to a decrease of approximately $0.4 million in realized gains associated with the sale of investment securities. The gain realized in the first quarter of 2013 was attributable to a non-recurring fee of approximately $0.5 million received by the Bank in connection with the early payoff of a mortgage-backed pool in the Company’s investment portfolio. Such transactions are not expected to recur with any level of predictability.

Non-Interest Expense

Non-interest expense decreased $0.8 million, or 10.5%, for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. The following table presents the major components of non-interest expense for the quarters indicated.

	Quarter Ended
	March 31,	March 31,
	2014	2013
	(Dollars in Thousands)
Salaries and Employee Benefits	$4,082	$4,012
Occupancy	500	461
Furniture and Equipment	315	283
Other Real Estate/Foreclosure Expense:
Write-downs, net of gains on sale	(34)	642
Carrying costs	134	265

Total Other Real Estate/Foreclosure Expense	100	907
FDIC Insurance Assessments	178	195
Other	1,709	1,834

Total Non-Interest Expense	$6,884	$7,692

Efficiency Ratio	82.5%	81.6%
Total Non-Interest Expense to Average Assets	1.2%	1.4%

Salaries and Employee Benefits

Salaries and employee benefits expense increased $0.1 million, or 1.7%, for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. At the Bank, these expenses totaled $2.5 million and $2.6 million for the quarters ended March 31, 2014 and 2013, respectively. At ALC, these expenses totaled $1.5 million and $1.4 million, comparing the first quarter of 2014 to the first quarter of 2013.

Other Real Estate/Foreclosure Expense

Other Real Estate / Foreclosure expense decreased $0.8 million in the first quarter of 2014, as compared with the first quarter of 2013. Write-downs include the impact of gains and losses on sale of OREO. The reduction in write-downs at both the Bank and ALC resulted from management’s ongoing efforts to sell OREO, along with stabilizing real estate values in certain service areas as compared with the prior year.

Cost of carrying other real estate includes costs such as property taxes, maintenance and security. Carrying costs for the Company decreased $0.1 million for the quarter ended March 31, 2014 compared to the first quarter of 2013, a decline of 49%. The decrease in carrying costs at both the Bank and ALC resulted from continued efforts to sell OREO properties during 2013 and the first quarter of 2014. Based on these efforts, the balance of OREO was reduced to $10.4 million as of March 31, 2014, compared with $12.4 million as of March 31, 2013.

Although management continues efforts to work through problem assets and to sell OREO, there continues to be uncertainty with respect to economic conditions and real estate values in certain of the service areas in which both the Bank and ALC operate. If the national or local economy weakens or if real estate values decline further in our primary service areas, additional write-downs of existing OREO could be required, and the level of acquisition of properties into OREO could increase, resulting in increased carrying cost.

Provision for Income Taxes

Income tax expense was $276,000 for the quarter ended March 31, 2014, compared with $344,000 for the quarter ended March 31, 2013. The decrease in income tax expense resulted primarily from the decrease in pre-tax earnings. The Company’s effective tax rate was 26.3% for the first quarter of 2014, compared with 28.0% for the first quarter of 2013.

Balance Sheet Analysis

Investment Securities

The investment securities portfolio is used by management to generate interest income, to provide liquidity and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The estimated average maturity of the investment portfolio was 3.3 years and 3.5 years as of March 31, 2014 and December 31, 2013, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. At March 31, 2014, available-for-sale securities totaled $150.8 million, or 79.1% of the total investment portfolio, compared to $135.8 million, or 79.1% of the total investment portfolio, as of December 31, 2013. Changes in fair value of the portfolio resulted in unrealized holding gains (net of tax) of $0.5 million during the first quarter of 2014, compared with unrealized holding losses (net of tax) of $0.5 million during the first quarter of 2013. As of March 31, 2014, available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government sponsored agencies and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of March 31, 2014, held-to-maturity securities totaled $39.1 million, or 20.5% of the total investment portfolio, compared to $35.1 million, or 20.4% of the total investment portfolio, as of December 31, 2013. As of March 31, 2014, held-to-maturity securities consisted of obligations of U.S. government sponsored agencies and commercial-mortgage-backed securities.

Loans and Allowance for Loan Losses

Total loans outstanding, net of unearned income, decreased $25.0 million, from $310.3 million as of December 31, 2013, to $285.3 million as of March 31, 2014. Loans outstanding at the Bank totaled $216.8 million at March 31, 2014, compared with $239.7 million at December 31, 2013. Loans outstanding at ALC totaled $68.5 million at March 31, 2014, compared with $70.6 million at December 31, 2013. More stringent underwriting standards at the Bank and ALC, coupled with difficult economic conditions, have led to decreased lending activity. Although loan growth is a major focus of management for the coming years, quality loan growth will remain a challenge.

The Company’s allowance for loan losses totaled $8.6 million, or 3.00% of loans net of unearned income, as of March 31, 2014, compared with $9.4 million, or 3.03% of loans net of unearned income, as of December 31, 2013. At the Bank, the allowance for loan losses was reduced from $6.3 million to $5.5 million during the first quarter of 2014 as a result of charge-offs and overall improvement in the credit quality of certain loans. At ALC, the allowance for loan losses was reduced from $3.1 million to $3.0 million during the first quarter of 2014.

The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio and change in its risk profile, credit concentrations, historical trends and economic conditions. Though management believes that the allowance for loan losses is adequate, taking into consideration the current economic environment and the amount of subjective judgment involved in the calculation, there can be no assurance that the allowance for loan losses is sufficient, and ultimate losses may vary from estimates. Factors beyond management’s control (such as conditions in the national economy, local real estate markets, or industry conditions) may have a material adverse effect on our asset quality and the adequacy of the allowance for loan losses. Estimates are reviewed periodically. As adjustments become necessary, they are reported in earnings in the period in which they become known.

Non-Performing Assets

Non-performing assets as of March 31, 2014, December 31, 2013 and March 31, 2013 were as follows (dollars in thousands):

	Consolidated
	March 31,	December 31,	March 31,
	2014	2013	2013
Loans Accounted for on a Non-Accrual Basis	$7,408	$10,565	$21,114
Accruing Loans Past Due 90 Days or More	1,538	1,661	1,863
Real Estate Acquired in Settlement of Loans	10,384	9,310	12,382

Total	$19,330	$21,536	$35,359
Non-Performing Assets as a Percentage of Net
Loans and Other Real Estate	6.54%	6.74%	10.10%

	FUSB
	March 31,	December 31,	March 31,
	2014	2013	2013
Loans Accounted for on a Non-Accrual Basis	$7,108	$10,372	$20,875
Accruing Loans Past Due 90 Days or More	5	—	—
Real Estate Acquired in Settlement of Loans	9,482	8,464	11,259

Total	$16,595	$18,836	$32,134
Non-Performing Assets as a Percentage of Net
Loans and Other Real Estate	7.33%	7.59%	11.53%

	ALC
	March 31,	December 31,	March 31,
	2014	2013	2013
Loans Accounted for on a Non-Accrual Basis	$300	$193	$239
Accruing Loans Past Due 90 Days or More	1,533	1,661	1,863
Real Estate Acquired in Settlement of Loans	902	846	1,123

Total	$2,735	$2,700	$3,225
Non-Performing Assets as a Percentage of Net
Loans and Other Real Estate	3.94%	3.78%	4.51%

Non-performing assets as a percentage of loans net of unearned interest and other real estate was 6.54% as of March 31, 2014 and 6.74% at December 31, 2013. Non-performing assets decreased $2.2 million as of March 31, 2014 compared to December 31, 2013, loans on non-accrual status decreased $3.1 million and loans past due 90 days or more and still accruing decreased $0.1 million. As of March 31, 2014, other real estate acquired in settlement of loans consisted of twelve residential properties and thirty-four commercial properties totaling $9.5 million at the Bank and thirty-two residential properties and thirteen commercial properties totaling $0.9 million at ALC. Management is making every effort to dispose of these properties in a timely manner, but continued weakness in real estate markets in many of our service areas is negatively impacting this process. Management reviews these loans and reports to the Bank’s Board of Directors monthly.

Deposits

Total deposits increased 1.2% from $484.3 million as of December 31, 2013 to $490.2 million as of March 31, 2014. Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. Core deposits totaled $400.9 million, or 81.8% of total deposits, at March 31, 2014, compared with $391.3 million, or 80.8% of total deposits, as of December 31, 2013.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future, although economic and competitive factors could affect this lending source. The Company’s loan to deposit ratio was 56.5% as of March 31, 2014 and 62.1% as of December 31, 2013.

Borrowings

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. This category continues to be utilized as an alternative source of funds. During the first quarter of 2014, these borrowings represented 0.5% of average interest-bearing liabilities, compared with 0.7% during the first quarter of 2013.

Shareholders’ Equity

As of March 31, 2014, shareholders’ equity totaled $71.4 million, or 12.4% of total assets, compared with $70.1 million, or 12.3% of total assets, as of December 31, 2013. The increase in shareholders’ equity during the first quarter resulted from net income of $0.8 million, combined with the increase of $0.5 million (net of tax) in accumulated other comprehensive income due to unrealized holding gains on available-for-sale investment securities.

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

The Bank currently has up to $167.7 million in borrowing capacity from the FHLB and $18.8 million in established federal funds lines.

USBI and the Bank are required to maintain certain levels of regulatory capital. At March 31, 2014 and December 31, 2013, USBI and the Bank were in compliance with all regulatory capital requirements.

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

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans, and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $105.9 million as of December 31, 2013 and $105.9 million as of March 31, 2014.

Investment securities forecasted to mature or reprice over the next twelve months ending March 31, 2015 are estimated to be $18.5 million, or approximately 9.7%, of the investment portfolio as of March 31, 2014. For comparison, principal payments on investment securities totaled $5.9 million, or 3.1%, of the investment portfolio for the quarter ended March 31, 2014.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of March 31, 2014, the investment securities portfolio had an estimated average maturity of 3.3 years, and approximately 80.0% of the $189.9 million in bonds was expected to be repaid within 5 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

The liability portion of the balance sheet provides liquidity through interest-bearing and non-interest bearing deposit accounts. Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and short-term borrowings and long-term debt are additional sources of liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.

As of March 31, 2014, the Bank had short-term borrowings and long-term debt that, on average, represented 1.1% of total liabilities and equity, compared to 0.5% at December 31, 2013.

As of March 31, 2014, the Bank had up to $167.7 million in additional borrowing capacity from the FHLB and $18.8 million in established federal funds lines.

Interest rate sensitivity is a function of the repricing characteristics of all of the Bank’s portfolio of assets and liabilities. These repricing characteristics are the time frames during which the interest-bearing assets and liabilities are subject to changes in interest rates, either at replacement or maturity, during the life of the instruments. Measuring interest rate sensitivity is a function of the differences in the volume of assets and the volume of liabilities that are subject to repricing in future time periods. These differences are known as interest sensitivity gaps and are usually calculated for segments of time and on a cumulative basis.

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

USBI’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the USBI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2014, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, USBI’s management concluded, as of March 31, 2014, that USBI’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in USBI’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

There were no changes in USBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in USBI’s Annual Report on Form 10-K for the year ended December 31, 2013 that could materially affect the Company’s business, financial condition or future results. The risks described in USBI’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of USBI or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of USBI’s common stock during the first quarter of 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
January 1 – January 31	2,370	(2)	$7.77	—	242,303
February 1 – February 28	1,980	(2)	$7.95	—	242,303
March 1 – March 31	—		$—	—	242,303

Total	4,350		$7.85	—	242,303

(1)	On December 20, 2013, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, USBI was authorized to repurchase up to 642,785 shares of common stock. The expiration date of the extended repurchase program is December 31, 2014. As of March 31, 2014, there were 242,303 shares that still may be purchased under the program.
(2)	4,350 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

ITEM 6. EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: May 14, 2014

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

3.2A	First Amendment to the Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on February 24, 2012.

10.1	Form of Nonqualified Stock Option Agreement under the United Security Bancshares, Inc. 2013 Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files