Form 10-Q
period 2014-06-30
UNITED SECURITY BANCSHARES INC
filed 2014-08-13
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2014
Common Stock, $0.01 par value	6,034,059 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$10,293	$10,276
Interest bearing deposits in banks	31,150	37,444

Total cash and cash equivalents	41,443	47,720
Investment securities available-for-sale, at fair value	169,110	135,754
Investment securities held-to-maturity, at amortized cost	40,835	35,050
Federal Home Loan Bank stock, at cost	738	906
Loans, net of allowance for loan losses of $7,672 and $9,396, respectively	272,086	300,927
Premises and equipment, net	9,249	8,928
Cash surrender value of bank-owned life insurance	13,812	13,650
Accrued interest receivable	2,343	2,702
Other real estate owned	10,307	9,310
Other assets	10,769	14,854

Total assets	$570,692	$569,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$483,254	$484,279
Accrued interest expense	238	266
Other liabilities	8,345	8,930
Short-term borrowings	623	1,231
Long-term debt	5,000	5,000

Total liabilities	497,460	499,706

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,329,060 and 7,327,560 shares issued, respectively; 6,029,591 and 6,028,091 shares outstanding, respectively	73	73
Surplus	9,308	9,284
Accumulated other comprehensive income, net of tax	1,650	529
Retained earnings	83,206	81,214
Less treasury stock: 1,299,469 shares at cost, respectively	(20,992)	(20,992)
Noncontrolling interest	(13)	(13)

Total shareholders’ equity	73,232	70,095

Total liabilities and shareholders’ equity	$570,692	$569,801

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$6,845	$7,697	$13,642	$15,607
Interest on investment securities	1,085	735	2,134	1,419

Total interest income	7,930	8,432	15,776	17,026

INTEREST EXPENSE:
Interest on deposits	617	735	1,254	1,522
Interest on borrowings	13	2	21	4

Total interest expense	630	737	1,275	1,526

NET INTEREST INCOME	7,300	7,695	14,501	15,500

PROVISION (REDUCTION IN RESERVE) FOR LOAN LOSSES	(264)	53	150	559

NET INTEREST INCOME AFTER PROVISION (REDUCTION IN RESERVE) FOR LOAN LOSSES	7,564	7,642	14,351	14,941

NON-INTEREST INCOME:
Service and other charges on deposit accounts	491	558	991	1,148
Credit life insurance income	93	169	233	279
Other income	901	501	1,408	1,424

Total non-interest income	1,485	1,228	2,632	2,851

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,141	3,965	8,223	7,977
Occupancy expense	467	500	967	961
Furniture and equipment expense	308	281	623	564
Other real estate/foreclosure expense	325	532	425	1,439
Other expense	1,982	1,898	3,869	3,927

Total non-interest expense	7,223	7,176	14,107	14,868

INCOME BEFORE INCOME TAXES	1,826	1,694	2,876	2,924
PROVISION FOR INCOME TAXES	608	512	884	856

NET INCOME	$1,218	$1,182	$1,992	$2,068

BASIC AND DILUTED NET INCOME PER SHARE	$0.20	$0.20	$0.33	$0.34

DIVIDENDS PER SHARE	$—	$—	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$1,218	$1,182	$1,992	$2,068

Other comprehensive income:
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax expense (benefit) of $393, $(703), $638 and $(1,022), respectively	653	(1,172)	1,179	(1,704)
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income, net of tax of $0, $0, $34 and $0, respectively	—	—	(58)	—

Other comprehensive income (loss)	653	(1,172)	1,121	(1,704)

Total comprehensive income	$1,871	$10	$3,113	$364

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,992	$2,068
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	364	340
Provision for loan losses	150	559
Deferred income tax provision	1,588	3,054
Net gain on sale of securities	(103)	(484)
Net loss on sale of fixed assets	23	—
Net loss on other real estate	148	1,066
Net amortization of securities	489	486
Changes in assets and liabilities:
Decrease in accrued interest receivable	359	351
Decrease in other assets	1,860	34
Decrease in accrued interest expense	(28)	(127)
Increase (decrease) in other liabilities	(585)	489

Net cash provided by operating activities	6,257	7,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities, available-for-sale	(48,963)	(33,298)
Purchase of investment securities, held-to-maturity	(5,978)	(23,191)
Proceeds from sales of investment securities, available-for-sale	1,095	—
Proceeds from maturities and prepayments of investment securities, available-for-sale	15,925	20,561
Proceeds from maturities and prepayments of investment securities, held-to-maturity	187	9,223
Proceeds from redemption of Federal Home Loan Bank stock	168	256
Proceeds from the sale of other real estate	3,107	1,841
Net change in loan portfolio	24,439	22,835
Purchase of premises and equipment	(881)	(80)

Net cash used in investing activities	(10,901)	(1,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in customer deposits	(1,025)	(10,948)
Decrease in short-term borrowings	(608)	(182)

Net cash used in financing activities	(1,633)	(11,130)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,277)	(5,147)

CASH AND CASH EQUIVALENTS, beginning of period	47,720	54,126

CASH AND CASH EQUIVALENTS, end of period	$41,443	$48,979

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$1,303	$1,653
Income taxes	52	11
NON-CASH TRANSACTIONS:
Other real estate acquired in settlement of loans	$4,252	$1,998
Stock-based compensation	24	—

The accompanying notes are an integral part of these Condensed Consolidated Statements

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

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, (i) upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The adoption of ASU 2014-04 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Basic net income per share is computed by dividing net income by the weighted average shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Basic shares	6,115,689	6,023,622	6,115,475	6,023,622
Dilutive shares	10,750	—	10,750	—

Diluted shares	6,126,439	6,023,622	6,126,225	6,023,622

Subsequent to June 30, 2014, the Company granted 72,650 fully vested nonqualified stock options to executive management and members of the board of directors. Since the grant was subsequent to June 30, 2014, these options are not included in dilutive shares in the table above.

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

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the periods ended June 30, 2014 or December 31, 2013.

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

Interest Rate Cap Derivative Agreements

Interest rate cap agreements were included in other assets at fair value on the Company’s balance sheet as of June 30, 2014. The interest rate caps qualify as derivatives, but are not designated as hedging instruments. Accordingly, changes in fair value are included in results of operations. The fair value of these agreements was based on information obtained from a third party financial institution. This information is periodically evaluated by the Company and, as necessary, corroborated against other third party valuations. The Company classified these derivative assets within Level 2 of the valuation hierarchy.

The following table presents assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of June 30, 2014 Using
	Totals At June 30, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$111,896	$—	$111,896	$—
Commercial	36,233	—	36,233	—
Obligations of states and political subdivisions	16,641	—	16,641	—
U.S. treasury securities	3,929	—	3,929	—
Obligations of U.S. government sponsored agencies	411	—	411	—
Other assets - derivatives	69	—	69	—

	Fair Value Measurements as of December 31, 2013 Using
	Totals At December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$83,434	$—	$83,434	$—
Commercial	30,465	—	30,465	—
Obligations of states and political subdivisions	17,027	—	17,027	—
U.S. treasury securities	3,827	—	3,827	—
Obligations of U.S. government sponsored agencies	1,001	—	1,001	—

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

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. When an impaired loan is determined to be collateral dependent, the fair value is determined through the utilization of a third-party appraisal. It is the policy of the Company to update appraisals every 18-24 months. The types of collateral influence the frequency of obtaining updated appraisals. Management knows the market trends of collateral values well and monitors trends in sales and valuations in all of the various categories of collateral. These trends influence how often new appraisals are obtained within the 18-24 month timeframe. An example would be loans collateralized by residential subdivision lots. The values of this type of collateral have been volatile in recent years, and, therefore, appraisals are generally updated at the lower end of the timeframe (i.e., closer to 18 months), while timberland appraisals, which have been less volatile in recent years, would be updated closer to the upper end of the timeframe (i.e., closer to 24 months). Any observed trend indicating significant changes in valuations would require updated appraisals. Based on experience, current appraisals are discounted 9% for estimated costs associated with foreclosures and costs to sell. If a loan is evaluated for impairment under ASC Topic 310-10-35, Accounting by Creditors for Impairment of a Loan, and the appraisal is outdated, a new appraisal is ordered. If the new appraisal is not received in sufficient time to assess any required impairment to meet financial reporting obligations, the old appraisal may be adjusted to reflect values observed in similar properties. After a new appraisal is obtained, the analysis is updated to reflect the new valuation. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans, net of specific allowances for fair-value impairment, amounted to $2.0 million and $11.4 million as of June 30, 2014 and December 31, 2013, respectively. This valuation was derived using Level 3 inputs, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria and/or market data. Foreclosed assets measured at fair value upon initial recognition totaled $0.8 million and $0.5 million (utilizing Level 3 valuation inputs) as of June 30, 2014 and December 31, 2013, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling approximately zero and $0.5 million as of June 30, 2014 and December 31, 2013, respectively. Other foreclosed assets totaling $1.0 million and $5.3 million (utilizing Level 3 valuation inputs) were remeasured at fair value as of June 30, 2014 and December 31, 2013, respectively. The remeasurement resulted in no impairment of other real estate owned as of June 30, 2014 and $1.3 million as of December 31, 2013.

The following table presents the balances of impaired loans and foreclosed assets measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013.

	Fair Value Measurements as of June 30, 2014 Using
	Totals At June 30, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$1,983	$—	$—	$1,983
Foreclosed property and other real estate	1,866	—	—	1,866

	Fair Value Measurements as of December 31, 2013 Using
	Totals At December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$11,358	$—	$—	$11,358
Foreclosed property and other real estate	5,832	—	—	5,832

Non-Recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2014. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input, as well as the weighted-average within the range utilized as of June 30, 2014, are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value June 30, 2014	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted- Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:
Impaired loans	$1,983	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)
Foreclosed property and other real estate	$1,866	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

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

Derivative instruments: The fair value of derivative agreements is based on information obtained from a third party financial institution. This information is periodically evaluated by the Company and, as necessary, corroborated against other third party information.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of June 30, 2014 and December 31, 2013.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$41,443	$41,443	$41,443	$—	$—
Investment securities available-for-sale	169,110	169,110	—	169,110	—
Investment securities held-to-maturity	40,835	40,220	—	40,220	—
Federal Home Loan Bank stock	738	738	—	—	738
Loans, net of allowance for loan losses	272,086	273,992	—	—	273,992
Other assets - derivatives	69	69	—	69	—
Liabilities:
Deposits	483,254	483,733	—	483,733	—
Short-term borrowings	623	623	—	623	—
Long-term debt	5,000	5,013	—	5,013	—

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$47,720	$47,720	$47,720	$—	$—
Investment securities available-for-sale	135,754	135,754	—	135,754	—
Investment securities held-to-maturity	35,050	33,365	—	33,365	—
Federal Home Loan Bank stock	906	906	—	—	906
Loans, net of allowance for loan losses	300,927	303,291	—	—	303,291
Liabilities:
Deposits	484,279	484,957	—	484,957	—
Short-term borrowings	1,231	1,231	—	1,231	—
Long-term debt	5,000	5,011	—	5,011	—

6.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of June 30, 2014 and December 31, 2013 are as follows:

	Available-for-Sale
	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$110,284	$1,901	$(289)	$111,896
Commercial	36,084	259	(110)	36,233
Obligations of states and political subdivisions	15,533	1,108	—	16,641
U.S. treasury securities	4,157	—	(228)	3,929
Obligations of U.S. government sponsored agencies	413	—	(2)	411

Total	$166,471	$3,268	$(629)	$169,110

	Held-to-Maturity
	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)

U.S. Agencies	$37,366	$—	$(639)	$36,727
Mortgage-backed securities:
Commercial	2,880	24	—	2,904
Obligations of states and political subdivisions	589	—	—	589

Total	$40,835	$24	$(639)	$40,220

	Available-for-Sale
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$82,840	$1,479	$(885)	$83,434
Commercial	30,677	143	(355)	30,465
Obligations of states and political subdivisions	16,230	799	(2)	17,027
U.S. treasury securities	4,161	—	(334)	3,827
Obligations of U.S. government sponsored agencies	1,000	1	—	1,001

Total	$134,908	$2,422	$(1,576)	$135,754

	Held-to-Maturity
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of U.S. government sponsored agencies	$35,050	$—	$(1,685)	$33,365

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of June 30, 2014 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Maturing within one year	$413	$411	$—	$—
Maturing after one to five years	8,223	8,665	—	—
Maturing after five to ten years	84,001	84,906	18,159	18,061
Maturing after ten years	73,834	75,128	22,676	22,159

Total	$166,471	$169,110	$40,835	$40,220

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. At June 30, 2014 and December 31, 2013, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

The following table reflects the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013.

	Available-for-Sale
	June 30, 2014
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)

Mortgage-backed securities:
Residential	$5,156	$(43)	$18,839	$(246)
Commercial	10,053	(56)	3,424	(54)
Obligations of U.S. government sponsored agencies	411	(2)	—	—
U.S. treasury securities	—	—	3,849	(228)

Total	$15,620	$(101)	$26,112	$(528)

	Held-to-Maturity
	June 30, 2014
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of U.S. government sponsored agencies	$5,356	$(16)	$31,370	$(623)

	Available-for-Sale
	December 31, 2013
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)

Mortgage-backed securities:
Residential	$43,091	$(885)	$—	$—
Commercial	21,231	(337)	271	(18)
Obligations of states and political subdivisions	1,050	(2)	—	—
U.S. treasury securities	3,748	(334)	—	—

Total	$69,120	$(1,558)	$271	$(18)

	Held-to-Maturity
	December 31, 2013
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of U.S. government sponsored agencies	$33,365	$(1,685)	$—	$—

As of June 30, 2014, 24 debt securities had been in a loss position for more than twelve months, and 13 debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $73.6 million and $72.7 million as of June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes.

Gains realized on sales of securities available-for-sale were approximately $0.1 million and $0.5 million as of June 30, 2014 and December 31, 2013, respectively. The gains on sales as of December 31, 2013 resulted from a non-recurring fee received by the Bank in connection with the early payoff of a mortgage-backed pool. There were no losses on sales of securities as of both June 30, 2014 and December 31, 2013.

7.	INVESTMENTS IN LIMITED PARTNERSHIPS

The Bank holds investments in affordable housing projects for which it provides funding as a limited partner and has received tax credits related to its investments in the projects based on its partnership share. Historically, the Company’s investments have included both direct investments and investments in funds that invest solely in affordable housing projects. The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Company has determined that these structures require evaluation as a variable interest entity (“VIE”) under ASC Topic 810, Consolidation. The Company consolidates one of the funds in which it has a 99.9% limited partnership interest. Assets recorded by the Company as a result of the consolidation totaled approximately $53,000 as of both June 30, 2014 and December 31, 2013, respectively. The remaining limited partnership investments are unconsolidated and are accounted for under the cost method as allowed under ASC Topic 325, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. As of December 31, 2013, approximately $0.8 million was included in other assets representing the carrying amount of one remaining partnership accounted for as a cost method investment. During the second quarter of 2014, this partnership was dissolved, and the Company received approximately $1.0 million representing its residual interest upon dissolution of the partnership. Accordingly, as of June 30, 2014, the carrying amount of the partnership was reduced to zero and the difference between the residual interest received and carrying amount was recorded as other non-interest income.

The Bank had no remaining cash commitments to these partnerships as of June 30, 2014.

8.	LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Secured by 1-4 family residential properties – These loans include conventional mortgage loans on one-to-four family residential properties. These properties may serve as the borrower’s primary residence, vacation home or investment property. Also included in this portfolio are home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.

Secured by multi-family residential properties – This portfolio segment includes mortgage loans secured by apartment buildings.

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

Commercial and industrial loans – This portfolio segment includes loans to commercial customers for use in the normal course of business. These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment or receivables, and are generally guaranteed by the principals of the borrowing entity.

Consumer loans – This portfolio segment includes a variety of secured and unsecured personal loans, including automobile loans, loans for household and personal purposes and all other direct consumer installment loans.

Other loans – Other loans are comprised of credit cards, overdrawn checking accounts reclassified to loans and overdraft lines of credit.

As of June 30, 2014 and December 31, 2013, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	June 30, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)

Real estate loans:
Construction, land development and other land loans	$10,223	$—	$10,223
Secured by 1-4 family residential properties	31,596	24,168	55,764
Secured by multi-family residential properties	20,459	—	20,459
Secured by non-farm, non-residential properties	119,574	—	119,574
Other	72	—	72
Commercial and industrial loans	17,385	—	17,385
Consumer loans	8,471	53,766	62,237
Other loans	976	—	976

Total loans	208,756	77,934	286,690
Less: Unearned interest, fees and deferred cost	122	6,810	6,932
Allowance for loan losses	5,036	2,636	7,672

Net loans	$203,598	$68,488	$272,086

	December 31, 2013
	FUSB	ALC	Total
	(Dollars in Thousands)

Real estate loans:
Construction, land development and other land loans	$11,348	$—	$11,348
Secured by 1-4 family residential properties	34,978	26,621	61,599
Secured by multi-family residential properties	22,095	—	22,095
Secured by non-farm, non-residential properties	122,430	—	122,430
Other	761	—	761
Commercial and industrial loans	37,772	—	37,772
Consumer loans	9,886	48,938	58,824
Other loans	604	—	604

Total loans	239,874	75,559	315,433
Less: Unearned interest, fees and deferred cost	149	4,961	5,110
Allowance for loan losses	6,272	3,124	9,396

Net loans	$233,453	$67,474	$300,927

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 70.8% and 69.2% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of June 30, 2014 and December 31, 2013, respectively.

Related Party Loans:

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Management believes that such loans do not represent more than a normal risk of collectibility, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of June 30, 2014 and December 31, 2013 were $3.3 million and $3.6 million, respectively. During the period ended June 30, 2014, there were no new loans to these parties, and repayments by active related parties were $0.3 million. During the year ended December 31, 2013, new loans to these related parties totaled $1.7 million, and repayments by active related parties were $0.6 million.

Allowance for Loan Losses:

The following tables present changes in the allowance for loan losses by loan portfolio segment and loan type as of June 30, 2014 and December 31, 2013:

	FUSB
	June 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$592	$4,852	$180	$635	$13	$6,272
Charge-offs	268	876	16	79	—	1,239
Recoveries	203	221	71	8	1	504
Provision	(228)	(36)	(115)	(108)	(14)	(501)

Ending balance	299	4,161	120	456	—	5,036

Ending balance individually evaluated for impairment	—	1,118	—	—	—	1,118

Ending balance collectively evaluated for impairment	$299	$3,043	$120	$456	$—	$3,918

Loan receivables:
Ending balance	17,385	150,328	8,471	31,596	976	208,756

Ending balance individually evaluated for impairment	—	11,157	—	—	—	11,157

Ending balance collectively evaluated for impairment	$17,385	$139,171	$8,471	$31,596	$976	$197,599

	ALC
	June 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,667	$457	$—	$3,124
Charge-offs	—	—	1,492	96	—	1,588
Recoveries	—	—	432	17	—	449
Provision	—	—	546	105	—	651

Ending balance	—	—	2,153	483	—	2,636

Ending balance individually evaluated for impairment	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,153	$483	$—	$2,636

Loan receivables:
Ending balance	—	—	53,766	24,168	—	77,934

Ending balance individually evaluated for impairment	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$53,766	$24,168	$—	$77,934

	FUSB & ALC
	June 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$592	$4,852	$2,847	$1,092	$13	$9,396
Charge-offs	268	876	1,508	175	—	2,827
Recoveries	203	221	503	25	1	953
Provision	(228)	(36)	431	(3)	(14)	150

Ending balance	299	4,161	2,273	939	—	7,672

Ending balance individually evaluated for impairment	—	1,118	—	—	—	1,118

Ending balance collectively evaluated for impairment	$299	$3,043	$2,273	$939	$—	$6,554

Loan receivables:
Ending balance	17,385	150,328	62,237	55,764	976	286,690

Ending balance individually evaluated for impairment	—	11,157	—	—	—	11,157

Ending balance collectively evaluated for impairment	$17,385	$139,171	$62,237	$55,764	$976	$275,533

	FUSB
	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$977	$14,216	$168	$338	$66	$15,765
Charge-offs	537	8,055	350	685	—	9,627
Recoveries	141	2,747	96	8	4	2,996
Provision	11	(4,056)	266	974	(57)	(2,862)

Ending balance	592	4,852	180	635	13	6,272

Ending balance individually evaluated for impairment	219	2,839	—	11	—	3,069

Ending balance collectively evaluated for impairment	$373	$2,013	$180	$624	$13	$3,203

Loan receivables:
Ending balance	37,772	156,634	9,886	34,978	604	239,874

Ending balance individually evaluated for impairment	753	28,813	—	2,985	—	32,551

Ending balance collectively evaluated for impairment	$37,019	$127,821	$9,886	$31,993	$604	$207,323

	ALC
	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,733	$780	$—	$3,513
Charge-offs	—	—	2,979	525	—	3,504
Recoveries	—	—	874	21	—	895
Provision	—	—	2,039	181	—	2,220

Ending balance	—	—	2,667	457	—	3,124

Ending balance individually evaluated for impairment	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,667	$457	$—	$3,124

Loan receivables:
Ending balance	—	—	48,938	26,621	—	75,559

Ending balance individually evaluated for impairment	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$48,938	$26,621	$—	$75,559

	FUSB & ALC
	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$977	$14,216	$2,901	$1,118	$66	$19,278
Charge-offs	537	8,055	3,329	1,210	—	13,131
Recoveries	141	2,747	970	29	4	3,891
Provision	11	(4,056)	2,305	1,155	(57)	(642)

Ending balance	592	4,852	2,847	1,092	13	9,396

Ending balance individually evaluated for impairment	219	2,839	—	11	—	3,069

Ending balance collectively evaluated for impairment	$373	$2,013	$2,847	$1,081	$13	$6,327

Loan receivables:
Ending balance	37,772	156,634	58,824	61,599	604	315,433

Ending balance individually evaluated for impairment	753	28,813	—	2,985	—	32,551

Ending balance collectively evaluated for impairment	$37,019	$127,821	$58,824	$58,614	$604	$282,882

Credit Quality Indicators:

The Bank utilizes a model to evaluate the credit quality of its loan portfolio that includes categorizing loans into groupings by credit quality indicator. The model establishes a uniform framework and common language for assessing and monitoring risk in the portfolio. Under the model, loans have historically been categorized into one of eight risk grades that can be further summarized into categories described as pass, special mention, substandard, doubtful and loss, as described in further detail below. As of January 1, 2014, management established a nine-grade rating system, which had the effect of adding an additional risk grade to the pass category. The additional risk grade provides management with the ability to evaluate loans at a more granular level; however, it did not result in any change to the calculation of the allowance for loan losses as of either of the quarters ended June 30, 2014 or 2013, respectively, or the year ended December 31, 2013.

The following summarizes the credit quality indicators used in the nine-grade system:

•	Pass (Risk Grades 1-5) – Loans in this category include obligations with respect to which the probability of default is considered low.

•	Special Mention (Risk Grade 6): Borrowers in this category exhibit potential credit weaknesses or downward trends deserving Bank management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Although a special mention asset has a higher probability of default than previously rated categories, its default is not imminent.

•	Substandard (Risk Grade 7): These are borrowers with defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

•	Doubtful (Risk Grade 8): Borrowers classified doubtful have all the weaknesses found in substandard borrowers with the added provision that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable and improbable. Serious problems exist such that partial loss of principal is likely. The possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans. Management of borrowers classified doubtful may have demonstrated a history of failing to live up to agreements.

•	Loss (Risk Grade 9): Borrowers deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not prudent to defer writing off these worthless assets, even though partial recovery may be affected in the future.

The tables below illustrates the carrying amount of loans by credit quality indicator as of June 30, 2014.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$4,685	$2,625	$2,913	$—	$10,223
Secured by 1-4 family residential properties	28,293	757	2,546	—	31,596
Secured by multi-family residential properties	14,696	3,451	2,312	—	20,459
Secured by non-farm, non-residential properties	100,011	11,406	8,157	—	119,574
Other	72	—	—	—	72
Commercial and industrial loans	15,423	1,392	570	—	17,385
Consumer loans	7,935	21	515	—	8,471
Other loans	976	—	—	—	976

Total	$172,091	$19,652	$17,013	$—	$208,756

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$23,431	$737	$24,168
Consumer loans	52,729	1,037	53,766

Total	$76,160	$1,774	$77,934

The tables below illustrates the carrying amount of loans by credit quality indicator as of December 31, 2013.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$4,785	$—	$6,563	$—	$11,348
Secured by 1-4 family residential properties	30,459	333	4,162	24	34,978
Secured by multi-family residential properties	14,569	—	7,526	—	22,095
Secured by non-farm, non-residential properties	101,468	3,316	17,595	51	122,430
Other	761	—	—	—	761
Commercial and industrial loans	30,403	936	6,433	—	37,772
Consumer loans	9,235	3	648	—	9,886
Other loans	601	—	3	—	604

Total	$192,281	$4,588	$42,930	$75	$239,874

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$26,061	$560	$26,621
Consumer loans	47,644	1,294	48,938

Total	$73,705	$1,854	$75,559

The following table provides an aging analysis of past due loans by class as of June 30, 2014.

	FUSB
	As of June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$86	$—	$86	$10,137	$10,223	$—
Secured by 1-4 family residential properties	118	198	764	1,080	30,516	31,596	—
Secured by multi-family residential properties	—	—	—	—	20,459	20,459	—
Secured by non-farm, non-residential properties	84	239	1,175	1,498	118,076	119,574	—
Other	—	—	—	—	72	72	—
Commercial and industrial loans	45	53	14	112	17,273	17,385	—
Consumer loans	90	18	51	159	8,312	8,471	—
Other loans	—	8	5	13	963	976	—

Total	$337	$602	$2,009	$2,948	$205,808	$208,756	$—

ALC
As of June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	211	154	686	1,051	23,117	24,168	466
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	640	401	1,061	2,102	51,664	53,766	989
Other loans	—	—	—	—	—	—	—

Total	$851	$555	$1,747	$3,153	$74,781	$77,934	$1,455

The following table provides an aging analysis of past due loans by class as of December 31, 2013.

	FUSB
	As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$38	$2,000	$2,038	$9,310	$11,348	$—
Secured by 1-4 family residential properties	271	154	1,801	2,226	32,752	34,978	—
Secured by multi-family residential properties	—	—	1,286	1,286	20,809	22,095	—
Secured by non-farm, non-residential properties	719	93	4,434	5,246	117,184	122,430	—
Other	—	—	—	—	761	761	—
Commercial and industrial loans	902	—	480	1,382	36,390	37,772	—
Consumer loans	101	—	26	127	9,759	9,886	—
Other loans	11	—	8	19	585	604	—

Total	$2,004	$285	$10,035	$12,324	$227,550	$239,874	$—

ALC
As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	403	143	507	1,053	25,568	26,621	409
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	684	597	1,258	2,539	46,399	48,938	1,252
Other loans	—	—	—	—	—	—	—

Total	$1,087	$740	$1,765	$3,592	$71,967	$75,559	$1,661

The following table provides an analysis of non-accruing loans by class as of June 30, 2014 and December 31, 2013.

	Loans on Non-Accrual Status
	June 30, 2014	December 31, 2013
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$1,348	$2,337
Secured by 1-4 family residential properties	1,279	1,952
Secured by multi-family residential properties	—	1,286
Secured by non-farm, non-residential properties	1,860	4,435
Commercial and industrial loans	151	479
Consumer loans	190	76

Total loans	$4,828	$10,565

Impaired Loans:

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

As of June 30, 2014, the carrying amount of impaired loans consisted of the following:

	June 30, 2014
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,707	$1,707	$—
Secured by 1-4 family residential properties	97	97	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	6,252	6,252	—
Commercial and industrial	—	—	—

Total loans with no related allowance recorded	$8,056	$8,056	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$789	$789	$100
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	2,312	2,312	1,018
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—

Total loans with an allowance recorded	$3,101	$3,101	$1,118

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$2,496	$2,496	$100
Secured by 1-4 family residential properties	97	97	—
Secured by multi-family residential properties	2,312	2,312	1,018
Secured by non-farm, non-residential properties	6,252	6,252	—
Commercial and industrial	—	—	—

Total impaired loans	$11,157	$11,157	$1,118

As of December 31, 2013, the carrying amount of impaired loans consisted of the following:

	December 31, 2013
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$4,590	$4,590	$—
Secured by 1-4 family residential properties	103	103	—
Secured by multi-family residential properties	1,053	1,053	—
Secured by non-farm, non-residential properties	11,844	11,844	—
Commercial and industrial	534	534	—

Total loans with no related allowance recorded	$18,124	$18,124	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,407	$1,407	$232
Secured by multi-family residential properties	185	185	11
Secured by non-farm, non-residential properties	6,474	6,474	2,005
Commercial and industrial	6,376	6,376	835
	219	219	219

Total loans with an allowance recorded	$14,661	$14,661	$3,302

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$5,997	$5,997	$232
Secured by 1-4 family residential properties	288	288	11
Secured by multi-family residential properties	7,527	7,527	2,005
Secured by non-farm, non-residential properties	18,220	18,220	835
Commercial and industrial	753	753	219

Total impaired loans	$32,785	$32,785	$3,302

The average net investment in impaired loans and interest income recognized and received on impaired loans as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$3,449	$22	$24
Secured by 1-4 family residential properties	190	3	3
Secured by multi-family residential properties	4,582	74	71
Secured by non-farm, non-residential properties	10,183	171	173
Commercial and industrial	160	1	1

Total	$18,564	$271	$272

	December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$10,249	$177	$179
Secured by 1-4 family residential properties	303	7	7
Secured by multi-family residential properties	8,690	438	446
Secured by non-farm, non-residential properties	22,272	918	935
Commercial and industrial	987	33	34

Total	$42,501	$1,573	$1,601

Loans on which the accrual of interest has been discontinued amounted to $4.8 million and $10.6 million as of June 30, 2014 and December 31, 2013, respectively. If interest on those loans had been accrued, such income would have approximated $0.1 million and $0.6 million as of June 30, 2014 and December 31, 2013, respectively. No interest income was recorded related to these loans as of June 30, 2014, and $0.1 million was recorded as of December 31, 2013. Accruing loans past due 90 days or more amounted to $1.5 million and $1.7 million as of June 30, 2014 and December 31, 2013, respectively.

Troubled Debt Restructurings:

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are being reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. Based on the above, the Company had $3.4 million and $5.7 million of non-accruing loans that were restructured and remained on non-accrual status as of June 30, 2014 and December 31, 2013, respectively. In addition, the Company had $1.5 million of restructured loans that were restored to accrual status based on a sustained period of repayment performance as of June 30, 2014, compared to $2.0 million as of December 31, 2013.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio as of June 30, 2014 and December 31, 2013, as well as the pre- and post-modification principal balance as of June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	8	$5,910	$2,827	10	$7,551	$3,837
Secured by 1-4 family residential properties	9	452	383	17	1,375	1,067
Secured by non-farm, non-residential properties	8	1,688	1,533	9	2,683	2,418
Commercial loans	4	160	116	4	416	344

Total	29	$8,210	$4,859	40	$12,025	$7,666

The following table provides the number of loans modified in a troubled debt restructuring that have subsequently defaulted, by loan portfolio, as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)

Construction, land development and other land loans	—	$—	2	$566
Secured by non-farm, non-residential properties	3	988	4	1,073

Total	3	$988	6	$1,639

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure, principal reduction or some combination of these concessions.

During the six-months ended June 30, 2014 and the year ended December 31, 2013, restructured loan modifications of loans secured by real estate, commercial and industrial loans primarily included maturity date extensions and payment schedule modifications.

Troubled debt restructurings as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013	Change
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$2,827	$3,837	$(1,010)
Secured by 1-4 family residential properties	383	1,067	(684)
Secured by non-farm, non-residential properties	1,533	2,418	(885)
Commercial and industrial loans	116	344	(228)

Total	$4,859	$7,666	$(2,807)

All loans $0.5 million and over, modified in a troubled debt restructuring and rated substandard or lower, are evaluated for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses on these restructured loans of $0.1 million and $0.8 million as of June 30, 2014 and December 31, 2013, respectively.

9.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the six-months ended June 30, 2014 and 2013:

	June 30, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning balance	$8,463	$847	$9,310
Transfers from loans	4,020	232	4,252
Sales proceeds	(2,956)	(151)	(3,107)

Gross gains	230	—	230
Gross losses	(127)	(58)	(185)

Net gains (losses)	103	(58)	45
Impairment	(146)	(47)	(193)

Ending balance	$9,484	$823	$10,307

	June 30, 2013
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning balance	$11,089	$2,197	$13,286
Transfers from loans	1,735	263	1,998
Sales proceeds	(1,011)	(830)	(1,841)

Gross gains	51	21	72
Gross losses	(109)	(667)	(776)

Net losses	(58)	(646)	(704)
Impairment	(153)	(209)	(362)

Ending balance	$11,602	$775	$12,377

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

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. There were no federal funds purchased outstanding as of June 30, 2014 or December 31, 2013.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of June 30, 2014 and December 31, 2013 totaled $0.6 million and $1.2 million, respectively.

As of both June 30, 2014 and December 31, 2013, the Bank had $18.8 million in remaining federal funds lines from correspondent banks.

11.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. The Company had FHLB advances outstanding of $5.0 million as of both June 30, 2014 and December 31, 2013, respectively, and assets pledged associated with these advances of $6.1 million and $5.1 million, respectively.

As of June 30, 2014 and December 31, 2013, the Bank had $166.2 million and $165.9 million, respectively, in remaining credit from the FHLB (subject to available collateral).

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

As of June 30, 2014, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2014. As of June 30, 2014, the Company had accrued no interest and no penalties related to uncertain tax positions.

The consolidated tax expense (benefit) differed from the amount computed by applying the federal statutory income tax rate of 34.0%, as described in the following table:

	June 30, 2014	June 30, 2013
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$978	$994
Increase (decrease) resulting from:
Tax-exempt interest	(145)	(193)
State income tax expense, net of federal income taxes	113	114
Other	(62)	(59)

Total	$884	$856

The Company had a net deferred tax asset of $8.5 million and $10.8 million as of June 30, 2014 and December 31, 2013, respectively. The reduction in the net deferred tax asset resulted primarily from decreases in deferred tax assets and liabilities related to book-tax timing differences associated with the provision for loan losses, OREO write-downs and increases in net unrealized gains on securities available-for-sale.

13.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. These segments are composed of USBI’s and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in USBI’s Annual Report on Form 10-K for the period ended December 31, 2013. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the following table:

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended June 30, 2014
Net interest income	$4,101	$3,197	$2	$—	$7,300
Provision (reduction in reserve) for loan losses	(325)	61	—	—	(264)
Total non-interest income	1,286	286	1,425	(1,512)	1,485
Total non-interest expense	4,767	2,443	193	(180)	7,223

Income before income taxes	945	979	1,234	(1,332)	1,826
Provision for income taxes	230	377	1	—	608

Net income	$715	$602	$1,233	$(1,332)	$1,218

Other significant items:
Total assets	$572,377	$71,303	$79,408	$(152,396)	$570,692
Total investment securities	209,865	—	80	—	209,945
Total loans, net	262,533	68,488	—	(58,935)	272,086
Investment in subsidiaries	5	—	74,262	(74,262)	5
Fixed asset addition	159	1	—	—	160
Depreciation expense	131	53	—	—	184
Total interest income from external customers	3,935	3,995	—	—	7,930
Total interest income from affiliates	799	—	2	(801)	—

For the six months ended June 30, 2014:
Net interest income	$8,188	$6,308	$5	$—	$14,501
Provision (reduction in reserve) for loan losses	(500)	650	—	—	150
Total non-interest income	2,217	572	2,468	(2,625)	2,632
Total non-interest expense	9,097	4,999	402	(391)	14,107

Income before income taxes	1,808	1,231	2,071	(2,234)	2,876
Provision for income taxes	406	476	2	—	884

Net income	$1,402	$755	$2,069	$(2,234)	$1,992

Other significant items:
Fixed asset addition	$867	$14	$—	$—	$881
Depreciation expense	259	105	—	—	364
Total interest income from external customers	7,904	7,872	—	—	15,776
Total interest income from affiliates	1,564	—	4	(1,568)	—

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended June 30, 2013
Net interest income	$4,181	$3,511	$3	$—	$7,695
Provision (reduction in reserve) for loan losses	(200)	253	—	—	53
Total non-interest income	929	349	1,437	(1,487)	1,228
Total non-interest expense	4,666	2,529	199	(218)	7,176

Income before income taxes	644	1,078	1,241	(1,269)	1,694
Provision for income taxes	96	415	1	—	512

Net income	$548	$663	$1,240	$(1,269)	$1,182

Other significant items:
Total assets	$557,364	$71,769	$75,355	$(148,782)	$555,706
Total investment securities	137,646	—	80	—	137,726
Total loans, net	299,497	68,424	—	(55,913)	312,008
Investment in subsidiaries	784	—	70,136	(70,915)	5
Fixed asset addition	33	7	—	—	40
Depreciation expense	137	38	—	—	175
Total interest income from external customers	4,123	4,309	—	—	8,432
Total interest income from affiliates	798	—	3	(801)	—

For the six months ended June 30, 2013:
Net interest income	$8,516	$6,979	$5	$—	$15,500
Provision (reduction in reserve) for loan losses	(162)	721	—	—	559
Total non-interest income	2,326	685	2,511	(2,671)	2,851
Total non-interest expense	9,285	5,661	361	(439)	14,868

Income before income taxes	1,719	1,282	2,155	(2,232)	2,924
Provision for income taxes	358	496	2	—	856

Net income	$1,361	$786	$2,153	$(2,232)	$2,068

Other significant items:
Fixed asset addition	$63	$17	$—	$—	$80
Depreciation expense	261	79	—	—	340
Total interest income from external customers	8,398	8,628	—	—	17,026
Total interest income from affiliates	1,649	—	4	(1,653)	—

14.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the quarters ended June 30, 2014 and 2013, there were no credit losses associated with derivative contracts.

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

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)
Standby Letters of Credit	$880	$931
Commitments to Extend Credit	$24,197	$28,875

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of June 30, 2014, there were $0.6 million in outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery. As of December 31, 2013, there was $3.0 million outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

Litigation

On September 27, 2007, Malcomb Graves Automotive, LLC (“Graves Automotive”), Malcomb Graves and Tina Graves filed a lawsuit in the Circuit Court of Shelby County, Alabama against USBI, the Bank, ALC and their respective directors and officers seeking an unspecified amount of compensatory and punitive damages. The original complaint asserted eighteen separate counts against USBI, the Bank, ALC and their respective directors and officers, all related to an alleged oral agreement under which Graves Automotive would sell automobiles repossessed by ALC in return for a fee. Among other things, the complaint alleged that the defendants committed fraud in allegedly misrepresenting to Graves Automotive the amounts that Graves Automotive owed on certain loans and in failing to reimburse Graves Automotive for amounts owed to Graves Automotive in connection with its sale of repossessed ALC automobiles. Through a series of motions to dismiss, all defendants have been dismissed except for ALC. Further, only two counts remain pending against ALC – one for unjust enrichment and one for breach of contract. Because Graves Automotive had been unable to produce any documents supporting these remaining claims, on September 30, 2013, the court entered an order requiring Graves Automotive to produce a number of categories of specific documents evidencing the amounts allegedly owed to it by ALC. After the deadline to produce the documents had passed, ALC filed a Motion to Dismiss for failure to comply with the discovery order or, in the alternative, Motion for Summary Judgment based upon Graves Automotive’s inability to produce evidence supporting its claims. In response, Graves recently submitted an affidavit and produced a number of documents purportedly supporting its claims and damages. ALC is currently in the process of supplementing its Motion to Dismiss, or in the Alternative, Motion for Summary Judgment to address Graves Automotive’s recent production. This motion is currently set for hearing on August 26, 2014. Prior to the hearing, the parties are scheduled to mediate this dispute. ALC continues to deny the allegations against it in the lawsuit with respect to the remaining claims and intends to vigorously defend itself in this matter. Given the lack of discovery conducted, it is too early to assess the likelihood of a resolution of the remaining claims in this matter or the possibility of an unfavorable outcome.

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

DESCRIPTION OF THE BUSINESS

United Security Bancshares, Inc., a Delaware corporation (“USBI”), is a bank holding company with its principal offices in Thomasville, Alabama. USBI operates one commercial banking subsidiary, First United Security Bank (the “Bank” or “FUSB”). As of June 30, 2014, the Bank operated and served its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

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

Delivery of the best possible financial services to customers remains an overall operational focus of USBI and its subsidiaries (collectively, the “Company”). We recognize that attention to details and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 293 full-time equivalent employees, to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2014 to December 31, 2013, while comparing income and expense for the three- and six-month periods ended June 30, 2014 and 2013.

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

EXECUTIVE OVERVIEW

For both the three-month periods ended June 30, 2014 and 2013, net income of the Company was $1.2 million, or $0.20 per common share. For the six-month period ended June 30, 2014, net income of the Company was $2.0 million, or $0.33 per common share, compared to $2.1 million, or $0.34 per common share, for the six-month period ended June 30, 2013. The computation of net income per common share was the same on both a basic and diluted basis for all periods presented. The second quarter of 2014 represented the Company’s eighth consecutive quarter of positive net income and the seventh consecutive quarter of reduction in nonperforming assets. However, the Bank’s loan portfolio decreased during the first six-months of 2014, partially offset by an increase in consumer loans at ALC.

Although the national economy has continued to show modest signs of improvement, primarily based on metrics related to unemployment, the demand for new loans in the geographical locations served by the Bank remains weak, and the lending environment is fiercely competitive. Management has remained vigilant to ensure that new loan production at the Bank is thoroughly evaluated in accordance with the Company’s established credit policies and procedures. During the first six months of 2014, Bank management’s primary focus has continued to be the work out of nonperforming assets. Consolidated nonperforming assets as a percentage of net loans and OREO have declined from 6.74% as of December 31, 2013 to 5.72% as of June 30, 2014.

We are encouraged by the modest increase in the loan portfolio at ALC during the first six months of 2014; however, we remain similarly vigilant at ALC in the evaluation of credit quality, particularly with respect to lending on real estate. ALC management continues to implement a strategy focused on shifting the mix of loans away from real estate lending and into consumer lending. We believe that this shift will result in a portfolio of higher credit quality. As of June 30, 2014, consumer loans represented 69.0% of ALC’s loan portfolio, compared with 64.8% as of December 31, 2013.

As a result of the reduction in the consolidated loan portfolio, management has supplemented interest income by increasing investment in the securities portfolio. The securities portfolio increased $39.0 million comparing June 30, 2014 to December 31, 2013. As a result, interest income on investment securities increased $0.7 million, or 50.4%, comparing the six-months ended June 30, 2014 to the six-months ended June 30, 2013. Management remains focused on ensuring that the duration of the investment portfolio will remain within established guidelines to ensure that appropriate cash flows are available to fund future loan growth. As of June 30, 2014, the average duration of the investment portfolio was 3.2 years.

Management continues to maintain excess funding capacity to provide adequate liquidity for ongoing operations. We benefit from a strong deposit base, a highly liquid investment portfolio and access to funding from a variety of external sources, such as federal funds lines, Federal Home Loan Bank (“FHLB”) advances and brokered deposits.

Other financial results as of and for the six-month period ended June 30, 2014, compared with the six-month period ended June 30, 2013, included the following:

•	Total assets for the Company increased 0.2% to $570.7 million as of June 30, 2014, compared with $569.8 million as of December 31, 2013.

•	Loans, net of unearned interest and fees, decreased 9.9% for the Company to $279.8 million as of June 30, 2014, compared with $310.3 million as of December 31, 2013. At the Bank, loans, net of unearned interest and fees, decreased $31.1 million to $208.6 million as of June 30, 2014, compared with $239.7 million as of December 31, 2013. The decrease at the Bank was partially offset by an increase in loans, net of unearned interest and fees, at ALC to $71.1 million as of June 30, 2014, from $70.6 million as of December 31, 2013.

•	The Company’s allowance for loan losses decreased $1.7 million, or 18.3%, to $7.7 million as of June 30, 2014, compared with $9.4 million as of December 31, 2013. The total decrease included a decrease at the Bank of $1.2 million and a decrease at ALC of $0.5 million.

•	The Company’s investment securities portfolio (combining available-for-sale and held-to-maturity investments) increased 22.9% to $209.9 million as of June 30, 2014, compared with $170.8 million as of December 31, 2013.

•	Total deposits at the Company decreased 0.2% to $483.3 million as of June 30, 2014, compared with $484.3 million as of December 31, 2013.

•	As of June 30, 2014, the Company’s ratio of loans, net of unearned interest and fees, to deposits was 57.9%, compared with 64.1% as of December 31, 2013.

•	As of June 30, 2014, the Company’s total risk-based capital was 21.3%, significantly above the minimum requirement of 10% to achieve the highest regulatory rating of “well-capitalized.”

•	Net interest income was $14.5 million for the six-months ended June 30, 2014, compared with $15.5 million for the same period in 2013, a decrease of 6.4%.

•	The Company’s provision for loan losses totaled $0.2 million for the six-months ended June 30, 2014, compared with $0.6 million for the same period in 2013, a decrease of 73.2%. The amount for the six-months ended June 30, 2014 was comprised of a charge of $0.7 million at ALC, partially offset by a credit of $0.5 million at the Bank.

•	Non-interest income for the Company totaled $2.6 million for the six-months ended June 30, 2014, compared with $2.9 million for the same period in 2013, a decrease of 7.7%.

•	Non-interest expense for the Company totaled $14.1 million for the six-months ended June 30, 2014, compared with $14.9 million for the same period in 2013, a decrease of 5.1%.

•	The Company’s provision for income taxes totaled approximately $0.9 million for both six-month periods ended June 30, 2014 and June 30, 2013.

•	Shareholders’ equity for the Company totaled $73.2 million, or book value of $12.15 per outstanding common share, as of June 30, 2014, compared with $70.1 million, or book value of $11.63 per outstanding common share, as of December 31, 2013.

•	The Company’s return on average assets for the six-months ended June 30, 2014 was 0.71%, compared with 0.74% for the same period in 2013.

•	The Company’s return on average common shareholders’ equity for the six-months ended June 30, 2014 was 6.79%, compared with 6.04% for the same period in 2013.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in Thousands)
Interest income	$7,930	$8,432	$15,776	$17,026
Interest expense	630	737	1,275	1,526

Net interest income	7,300	7,695	14,501	15,500
Provision (reduction in reserve) for loan losses	(264)	53	150	559

Net interest income after provision (reduction in reserve) for loan losses	7,564	7,642	14,351	14,941
Non-interest income	1,485	1,228	2,632	2,851
Non-interest expense	7,223	7,176	14,107	14,868

Income before income taxes	1,826	1,694	2,876	2,924
Provision for income taxes	608	512	884	856

Net income	$1,218	$1,182	$1,992	$2,068

Net Interest Income

Net interest income is comprised of the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets are comprised of loans, taxable and nontaxable investments and federal funds sold. Interest-bearing liabilities are comprised of interest-bearing demand deposits, savings and time deposits, as well as short-term borrowings and long-term debt. Net interest income decreased $0.4 million, or 5.1%, for the second quarter of 2014, and decreased $1.0 million, or 6.5%, for the six-months ended June 30, 2014, compared to the same periods in 2013.

Interest income in the second quarter of 2014 decreased $0.5 million, or 6.0%, compared to the second quarter of 2013. For the six-months ended June 30, 2014, interest income decreased $1.3 million, or 7.3%, compared with the same period in 2013. The yield on average interest earning assets declined to 6.06% for the second quarter of 2014, compared with 6.49% for the second quarter of 2013. For the six-months ended June 30, 2014, yield on average interest earning assets declined to 6.03% from 6.07% for the same period in 2013. Although average interest-earning assets have remained relatively stable in total, the decline in interest income resulted primarily from a shift in the mix of earning assets. As a result of declining loan balances, the Company has continued to invest available funds in investment securities, which generally provide lower yields than loans. Loans, net of the allowance for loan losses, declined to $272.1 million as of June 30, 2014, compared with $300.9 million as of December 31, 2013. Investment securities (including both the available-for-sale and held-to-maturity portfolios) have increased to $209.9 million as of June 30, 2014, from $170.8 million as of December 31, 2013.

Interest expense decreased $0.1 million, or 14.5%, comparing the second quarter of 2014 to the second quarter of 2013. For the six-months ended June 30, 2014, interest expense decreased $0.3 million, or 16.5%, compared to the same period of 2013. Average interest-bearing liabilities totaled $426.2 million and $421.7 million for the quarters ended June 30, 2014 and 2013, respectively. For the six-months ended June 30, 2014, average interest-bearing liabilities totaled $426.2 million, compared to $425.7 million for the six-months ended June 30, 2013. The average funding rate declined to 0.59% from 0.69% comparing the second quarter of 2014 to the second quarter of 2013, and to 0.60% from 0.73% comparing the six-months ended June 30, 2014 and 2013, respectively. The decrease resulted primarily from a mix-shift away from higher cost time deposits to demand deposits, as well as repricing of longer-term time deposits at lower rates.

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

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio. The Company’s provision for loan losses was a credit of $0.3 million for the quarter ended June 30, 2014, compared to a charge of $0.1 million for the quarter ended June 30, 2013. For the six-months ended June 30, 2014, the Company’s provision for loan losses was a charge of $0.2 million, compared to a charge of $0.6 million for the six-months ended June 30, 2013.

Net charge-offs for the Company totaled $0.6 million and $1.9 million for the three- and six-month periods ended June 30, 2014, respectively, compared with $5.2 million and $8.2 million, respectively, for the same periods in 2013. Net charge-offs at the Bank were $0.2 million for the second quarter of 2014 and $0.7 million for the six-months ended June 30, 2014, compared to $4.7 million for the second quarter of 2013 and $7.0 million for the six-months ended June 30, 2013. At ALC, net charge-offs were $0.5 million for the second quarter of 2014 and $1.1 million for the six-months ended June 30, 2014, compared to $0.6 million for the second quarter of 2013 and $1.2 million for the six-months ended June 30, 2013.

The decreases in net charge-offs and reductions in the provision for loan losses for both the second quarter and the first six months of 2014 as compared with 2013 resulted primarily from increases in the amount of recoveries on loans previously charged off, as well as an overall improvement in the credit quality and other inherent risks of the loan portfolio at both the Bank and ALC.

Based on our evaluation of the portfolio, management believes that the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio as of June 30, 2014. While we believe that the methodologies and calculations we use for estimating the allowance for loan losses are adequate, our conclusions are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local markets in which we operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. Total non-interest income increased $0.3 million, or 20.9%, for the second quarter of 2014, compared to the second quarter of 2013. For the six-month period ended June 30, 2014, total non-interest income decreased $0.2 million, or 7.7%, compared to the same period in 2013. The following table presents the major components of non-interest income for the periods indicated. Expanded discussion of certain significant non-interest income items and fluctuations is provided below the table.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$491	$558	$991	$1,148
Credit insurance commissions and fees	93	169	233	279
Bank-owned life insurance	105	110	209	221

Other income	796	391	1,199	1,203

Total non-interest income	$1,485	$1,228	$2,632	$2,851

Service Charges and Other Fees on Deposit Accounts

Service charges and fees on deposit accounts decreased $0.1 million, or 12.1%, for the quarter ended June 30, 2014, and decreased $0.2 million, or 13.7%, for the six-months ended June 30, 2014, compared with the same periods in 2013. These decreases were primarily due to decreased fees generated from customer overdrafts and non-sufficient funds charges. Revenues from these sources have generally declined in recent years. Management continues to search for new sources of fee income from new financial services and products; however, income from non-interest sources is expected to continue to decline as a percentage of total revenue for the foreseeable future.

Credit Insurance Commissions and Fees

Credit insurance commissions and fees are generated from credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers through FUSB Reinsurance. Commission and fee income declined 45.0% during the second quarter of 2014, compared with the second quarter of 2013, and by 16.5% comparing the six-months ended June 30, 2014 to the six-months ended June 30, 2013. These declines resulted from the Company’s shift in focus in the consumer lending portfolio, primarily at ALC, to lending strategies and customers that are less reliant on credit insurance. Management continues to search for new sources of non-interest income; however, income from credit insurance commissions and fees is not expected to increase at a significant level for the foreseeable future.

Other Income

Other non-interest income primarily consists of fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards and wire transfers, as well as realized gains on sale of investment securities. In addition, other income is generated at ALC for services including ALC’s auto club program and certain real estate rental.

Other income increased $0.4 million comparing the quarter ended June 30, 2014 to the quarter ended June 30, 2013. A portion of this increase resulted from the dissolution of one of the Bank’s limited partnership investments that was previously carried on the balance sheet as a cost method investment. Upon dissolution of the partnership, the Bank received payment of an amount representing its residual interest in the partnership upon dissolution. The difference between the residual interest received and the carrying amount ($0.2 million) was recorded as other non-interest income. In addition, during the second quarter of 2014, the Company received approximately $0.2 million in reimbursement from a vendor related to non-interest income that had previously been remunerated to customers related to a product that was discontinued. Given the nature of these fees, there is uncertainty as to the level of revenue that will be sustained from these sources in the future.

Non-Interest Expense

Non-interest expense increased by less than $0.1 million during the second quarter of 2014, compared with the second quarter of 2013. For the six-months ended June 30, 2014, non-interest expense decreased $0.8 million, or 5.1%, compared to the six-months ended June 30, 2013. The following table presents the major components of non-interest expense for the periods indicated. Expanded discussion of certain significant non-interest expense items and fluctuations is provided below the table.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in Thousands)
Salaries and employee benefits	$4,141	$3,965	$8,223	$7,977
Occupancy	467	500	967	961
Furniture and equipment	308	281	623	564
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	183	424	148	1,067
Carrying costs	142	108	277	372

Total other real estate/foreclosure expense	325	532	425	1,439
FDIC insurance assessments	189	170	367	365
Other	1,793	1,728	3,502	3,562

Total non-interest expense	$7,223	$7,176	$14,107	$14,868

Salaries and Employee Benefits

Salaries and employee benefits expense, the largest category of non-interest expense, increased $0.2 million, or 4.4%, and $0.2 million, or 3.1%, for the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods in 2013. At both the Bank and ALC, these increases were primarily due to general merit increases. Salaries and employee benefits expenses at the Bank totaled $2.6 million and $5.1 million for the three- and six-month periods ended June 30, 2014, respectively, compared with $2.5 million and $5.1 million for the same periods in 2013. At ALC, salaries and benefits expenses totaled $1.5 million and $3.0 million for the three- and six-month periods ended June 30, 2014, respectively, compared with $1.5 million and $2.8 million for the same periods in 2013. This category of expenses also includes deferred fees paid by USBI to members of Company’s board of directors. The total of these fees for all periods presented was less than $0.1 million.

Other Real Estate / Foreclosure Expense

Other real estate / foreclosure expense decreased $0.2 million in the second quarter of 2014, compared with the second quarter of 2013, and decreased $1.0 million for the six-months ended June 30, 2014, compared with the same period in 2013. These expenses include both the cost of carrying OREO and write-downs on OREO. Cost of carrying OREO includes property taxes, attorney fees, maintenance, security and the cost of obtaining independent property appraisals. Write-downs include impairments recorded on existing OREO properties in order to carry the property at the lower of cost or fair value, less estimated cost to sell. The table above presents write-downs netted with gains or losses recorded upon the sale of OREO properties.

The decrease in other real estate / foreclosure expense for the six-months ended June 30, 2014, compared with the same period in 2013, resulted primarily from a decrease in net losses on sale of other real estate totaling $0.6 million and $0.2 million at ALC and the Bank, respectively. Cost of carrying was reduced $0.1 million at the Bank comparing the six-months ended June 30, 2014 with the same period in 2013. The reduction in write-downs at both the Bank and ALC resulted from management’s ongoing efforts to sell OREO, along with stabilizing real estate values in certain service areas as compared with the prior year.

Although management continues efforts to work through problem assets and to sell OREO, there continues to be uncertainty with respect to economic conditions and real estate values in certain of the service areas in which both the Bank and ALC operate. If the national or local economy weakens, or if real estate values decline further in our primary service areas, additional write-downs of existing OREO could be required, and the level of acquisition of properties into OREO could increase, resulting in increased carrying cost.

Provision for Income Taxes

Income tax expense was $0.6 million for the second quarter of 2014, compared with $0.5 million for the second quarter of 2013. For both six-month periods ended June 30, 2014 and 2013, respectively, income tax expense was $0.9 million. The effective tax rate was 33.3% for the second quarter of 2014, compared with 30.2% for the second quarter of 2013. For the six-month period ended June 30, 2014, the effective tax rate was 30.7%, compared with 29.3% for the six-months ended June 30, 2013. The increase in the effective tax rates for both the three- and six-month periods in 2014 compared with 2013 was primarily due to decreases in tax exempt interest income as the Company’s holdings of municipal bonds have declined.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to generate interest income, to provide liquidity and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The estimated average maturity of the investment portfolio was 3.2 years and 3.5 years as of June 30, 2014 and December 31, 2013, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. At June 30, 2014, available-for-sale securities totaled $169.1 million, or 80.5% of the total investment portfolio, compared to $135.8 million, or 79.1% of the total portfolio, as of December 31, 2013. As of June 30, 2014, available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government sponsored agencies and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of June 30, 2014, held-to-maturity securities totaled $40.8 million, or 19.5% of the total investment portfolio, compared to $35.1 million, or 20.4% of the total investment portfolio, as of December 31, 2013. As of June 30, 2014, held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government sponsored agencies, and obligations of states and political subdivisions.

Loans and Allowance for Loan Losses

Total loans outstanding, net of unearned income, decreased $30.5 million, from $310.3 million as of December 31, 2013, to $279.8 million as of June 30, 2014. Loans outstanding at the Bank totaled $208.6 million at June 30, 2014, compared with $239.7 million at December 31, 2013, a decrease of $31.1 million. This decrease resulted primarily from significant loan payoffs during the first six months of 2014, as well as the migration of nonperforming loans to OREO. In addition, the lending environment remains fiercely competitive in the Bank’s primary locations, which has impeded new loan production. Loans outstanding at ALC totaled $71.1 million at June 30, 2014, compared with $70.6 million at December 31, 2013, an increase of $0.6 million. Although loan growth is a major focus of management at both the Bank and ALC for the coming years, quality loan growth will remain a challenge.

The Company’s allowance for loan losses totaled $7.7 million, or 2.74% of loans net of unearned income, as of June 30, 2014, compared with $9.4 million, or 3.03% of loans net of unearned income, as of December 31, 2013. At the Bank, the allowance for loan losses was reduced from $6.3 million to $5.0 million during the six-months ended June 30, 2014. At ALC, the allowance for loan losses was reduced from $3.1 million to $2.6 million during the six-

months ended June 30, 2014. The decreases at both the Bank and ALC resulted from continued problem asset resolution by management during the first six months of 2014, and overall improvement in the credit quality of the loan portfolio, including lower levels of non-accrual loans. We believe that growing the loan portfolio at the Bank and ALC with quality customers, along with continued efforts to reduce non-performing loans, should result in continued reduction in the allowance for loan losses as a percentage of loans.

The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio and change in its risk profile, credit concentrations, historical trends and economic conditions. Though management believes that the allowance for loan losses is adequate, taking into consideration the current economic environment and the amount of subjective judgment involved in the calculation, there can be no assurance that the allowance for loan losses is sufficient, and ultimate losses may vary from estimates. Factors beyond management’s control (such as conditions in the national economy, local real estate markets or industry conditions) may have a material adverse effect on our asset quality and the adequacy of the allowance for loan losses. Estimates are reviewed periodically. As adjustments become necessary, they are reported in earnings in the period in which they become known.

Non-Performing Assets

Non-performing assets as of June 30, 2014, December 31, 2013 and June 30, 2013 were as follows (dollars in thousands):

	Consolidated
	June 30,	December 31,	June 30,
	2014	2013	2013
Loans accounted for on a non-accrual basis	$4,828	$10,565	$14,847
Accruing loans past due 90 days or more	1,460	1,661	1,674
Real estate acquired in settlement of loans	10,308	9,310	12,377

Total	$16,596	$21,536	$28,898
Non-performing assets as a percentage of net loans and other real estate	5.72%	6.74%	8.60%

	FUSB
	June 30,	December 31,	June 30,
	2014	2013	2013
Loans accounted for on a non-accrual basis	$4,510	$10,372	$14,618
Accruing loans past due 90 days or more	5	—	—
Real estate acquired in settlement of loans	9,484	8,464	11,602

Total	$13,999	$18,836	$26,220
Non-performing assets as a percentage of net loans and other real estate	6.42%	7.59%	9.94%

	ALC
	June 30,	December 31,	June 30,
	2014	2013	2013
Loans accounted for on a non-accrual basis	$318	$193	$229
Accruing loans past due 90 days or more	1,455	1,661	1,674
Real estate acquired in settlement of loans	824	846	775

Total	$2,597	$2,700	$2,678
Non-performing assets as a percentage of net loans and other real estate	3.61%	3.78%	3.71%

Non-performing assets as a percentage of loans, net of unearned interest and other real estate, were 5.72% as of June 30, 2014 and 6.74% at December 31, 2013. Non-performing assets decreased $4.9 million as of June 30, 2014 compared to December 31, 2013. Loans on non-accrual status decreased $5.74 million, and loans past due 90 days or more and still accruing decreased $0.2 million. As of June 30, 2014, other real estate acquired in settlement of loans consisted of 17 residential properties and 27 commercial properties totaling $9.5 million at the Bank, and 37 residential properties and 3 commercial properties totaling $0.8 million at ALC. Management is making efforts to dispose of these properties in a timely manner, and expects the level of non-performing assets to decline over time; however, continued weakness in real estate markets in certain of our service areas is negatively impacting this process. Management reviews these loans and reports monthly to the Bank’s Board of Directors on their status.

Deposits

Total deposits decreased 1.2%, from $484.3 million as of December 31, 2013 to $483.3 million as of June 30, 2014. Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. Core deposits totaled $398.2 million, or 82.4% of total deposits, as of June 30, 2014, compared with $391.3 million, or 80.8% of total deposits, as of December 31, 2013.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future, and is making efforts to ensure that an adequate level of deposits are retained to fund the Company’s activities. However, various economic and competitive factors could affect this lending source in the future. The Company’s loan to deposit ratio was 56.3% as of June 30, 2014 and 62.1% as of December 31, 2013.

Borrowings

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. During the second quarter of 2014, these borrowings represented 1.03% of average interest-bearing liabilities, compared with 0.09% in the second quarter of 2013.

Shareholders’ Equity

As of June 30, 2014, shareholders’ equity totaled $73.2 million, or 12.8% of total assets, compared with $70.1 million, or 12.3% of total assets, as of December 31, 2013. The increase in shareholders’ equity during the six-months ended June 30, 2014 resulted primarily from net income of $2.0 million, combined with the increase of $0.9 million (net of tax) in accumulated other comprehensive income due to unrealized holding gains on available-for-sale investment securities, which are recorded at estimated fair value. The fair value of the available-for-sale portfolio fluctuates significantly based on changes in interest rates. Accordingly, the unrealized gains during the first six months of 2014 are not necessarily indicative of future performance of the portfolio.

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

As of June 30, 2014, the Bank had up to $171.2 million in borrowing capacity (subject to available collateral) from the FHLB and $18.8 million in established federal funds lines. As of December 31, 2013, the Bank had up to $170.9 million in borrowing capacity (subject to available collateral) from the FHLB and $18.8 million in established federal funds lines. Of this capacity, the Bank had $5.0 million in outstanding borrowings as of both June 30, 2014 and December 31, 2013.

USBI and the Bank are required to maintain certain levels of regulatory capital. As of June 30, 2014 and December 31, 2013, USBI and the Bank were in compliance with all regulatory capital requirements.

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

The primary functions of asset and liability management are to (1) assure adequate liquidity, (2) maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities, (3) maximize the profit of the Company, and (4) reduce risks to capital. Liquidity management involves the ability to meet day-to-day cash flow requirements of customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform a primary function under its role as a financial intermediary and would not be able to meet the needs of the communities that it serves. Interest rate risk management focuses on the maturity structure and repricing characteristics of its assets and liabilities when changes occur in market interest rates. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on short- and long-term net interest margin and net interest income.

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans, and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $100.9 million as of June 30, 2014 and $123.5 million as of December 31, 2013.

Investment securities forecasted to mature or reprice over the next twelve months ending June 30, 2015 are estimated to be $15.7 million, or approximately 7.5%, of the investment portfolio as of June 30, 2014. For comparison, principal payments on investment securities totaled $14.8 million, or 7.1%, of the investment portfolio as of June 30, 2014.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of June 30, 2014, the investment securities portfolio had an estimated average maturity of 3.2 years, and approximately 78.0% of the portfolio (including both available-for-sale and held-to-maturity designations) was expected to be repaid within five years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

The liability portion of the balance sheet provides liquidity through interest-bearing and non-interest bearing deposit accounts. Federal funds purchased, FHLB advances, securities sold under agreements to repurchase, and short-term borrowings and long-term debt are additional sources of liquidity. Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.

As of June 30, 2014 and December 31, 2013, the Company had short-term borrowings and long-term debt totaling approximately 1.0% of total liabilities and equity.

As of June 30, 2014 and December 31, 2013, the Company had up to $166.2 million and $165.9 million, respectively, in remaining borrowing capacity from the FHLB (subject to available collateral). Additionally, the Company had $18.8 million of unused capacity in established federal funds lines as of both June 30, 2014 and December 31, 2013.

Interest rate sensitivity is a function of the repricing characteristics of all of the Company’s portfolio of assets and liabilities. These repricing characteristics are the time frames during which the interest-bearing assets and liabilities are subject to fluctuation based on changes in interest rates, either at replacement or maturity, during the life of the instruments. Measuring interest rate sensitivity is a function of the differences in the volume of assets and the volume of liabilities that are subject to repricing in future time periods. These differences are known as interest sensitivity gaps and are usually calculated for segments of time and on a cumulative basis.

Measuring Interest Rate Sensitivity

The Company measures changes in net interest income and net interest margin on a monthly basis through income simulation over various interest rate shock scenarios, including plus or minus 1%, 2%, 3% and 4% scenarios. Each month, management evaluates how changes in short and long-term interest rates may impact future profitability as reflected in the Company’s net interest margin.

Also on a monthly basis, management calculates how changes in interest rates would impact the market value of its assets and liabilities, as well as changes in long-term profitability. The process is similar to assessing short-term risk but emphasizes and is measured over a five-year time period, which allows for a more comprehensive assessment of longer-term repricing and cash flow imbalances that may not be captured by short-term net interest margin simulation. The results of these calculations are representative of long-term interest rate risk, both in terms of changes in the present value of the Bank’s assets and liabilities, as well as long-term changes in core profitability.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

USBI’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the USBI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2014, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, USBI’s management concluded, as of June 30, 2014, that USBI’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in USBI’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

There were no changes in USBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth purchases made by or on behalf of USBI or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of USBI’s common stock during the second quarter of 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
April 1 – April 30	2,000	(2)	$8.38	—	242,303

May 1 – May 31	—		$—	—	242,303

June 1 – June 30	—		$—	—	242,303

Total	2,000		$8.38	—	242,303

(1)	On December 20, 2013, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, USBI was authorized to repurchase up to 642,785 shares of common stock. The expiration date of the extended repurchase program is December 31, 2014. As of June 30, 2014, there were 242,303 shares that may still be purchased under the program.
(2)	2,000 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: August 13, 2014

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

3.2A	First Amendment to the Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed February 24, 2012.

10.1	Form of Restricted Stock Unit Award Agreement – Performance Vesting Award – 1-Year Performance Period under the United Security Bancshares, Inc. 2013 Incentive Plan.

10.2	Change in Control Agreement dated May 20, 2014, entered into by and among United Security Bancshares, Inc., First United Security Bank and Thomas S. Elley, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 23, 2014.

10.3	Change in Control Agreement dated May 20, 2014, entered into by and among United Security Bancshares, Inc., First United Security Bank and William C. Mitchell, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 23, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.