Form 10-Q
period 2014-09-30
UNITED SECURITY BANCSHARES INC
filed 2014-11-13
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2014
Common Stock, $0.01 par value	6,034,059 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“USBI”) and its subsidiaries (collectively, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in USBI’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of USBI’s Annual Report on Form 10-K for the year ended December 31, 2013. Specifically, with respect to statements relating to loan demand, growth and earnings potential and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$11,337	$10,276
Interest bearing deposits in banks	23,194	37,444

Total cash and cash equivalents	34,531	47,720
Investment securities available-for-sale, at fair value	179,346	135,754
Investment securities held-to-maturity, at amortized cost	36,524	35,050
Federal Home Loan Bank stock, at cost	738	906
Loans, net of allowance for loan losses of $7,416 and $9,396, respectively	265,170	300,927
Premises and equipment, net	9,216	8,928
Cash surrender value of bank-owned life insurance	13,893	13,650
Accrued interest receivable	2,241	2,702
Other real estate owned	10,311	9,310
Other assets	10,771	14,854

Total assets	$562,741	$569,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$474,518	$484,279
Accrued interest expense	229	266
Other liabilities	8,348	8,930
Short-term borrowings	755	1,231
Long-term debt	5,000	5,000

Total liabilities	$488,850	$499,706
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,329,060 and 7,327,560 shares issued, respectively; 6,034,059 and 6,028,091 shares outstanding, respectively	73	73
Surplus	9,567	9,284
Accumulated other comprehensive income, net of tax	1,167	529
Retained earnings	83,983	81,214
Less treasury stock: 1,295,001 and 1,299,469 shares at cost, respectively	(20,886)	(20,992)
Noncontrolling interest	(13)	(13)

Total shareholders’ equity	73,891	70,095
Total liabilities and shareholders’ equity	$562,741	$569,801

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$6,786	$7,413	$20,428	$23,020
Interest on investment securities	1,113	857	3,247	2,276

Total interest income	7,899	8,270	23,675	25,296
INTEREST EXPENSE:
Interest on deposits	640	693	1,894	2,215
Interest on borrowings	2	9	23	13

Total interest expense	642	702	1,917	2,228
NET INTEREST INCOME	7,257	7,568	21,758	23,068
PROVISION (REDUCTION IN RESERVE) FOR LOAN LOSSES	(55)	240	95	799

NET INTEREST INCOME AFTER PROVISION (REDUCTION IN RESERVE) FOR LOAN LOSSES	7,312	7,328	21,663	22,269
NON-INTEREST INCOME:
Service and other charges on deposit accounts	581	586	1,572	1,734
Credit insurance income	190	239	423	518
Other income	409	466	1,817	1,890

Total non-interest income	1,180	1,291	3,812	4,142
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,359	4,029	12,582	12,006
Occupancy expense	508	495	1,475	1,456
Furniture and equipment expense	318	301	941	865
Other real estate/foreclosure expense, net	224	479	649	1,918
Other expense	1,833	2,061	5,702	5,988

Total non-interest expense	7,242	7,365	21,349	22,233

INCOME BEFORE INCOME TAXES	1,250	1,254	4,126	4,178
PROVISION FOR INCOME TAXES	413	350	1,297	1,206

NET INCOME	$837	$904	$2,829	$2,972

BASIC NET INCOME PER SHARE	$0.14	$0.15	$0.46	$0.49

DILUTED NET INCOME PER SHARE	$0.13	$0.15	$0.46	$0.49

DIVIDENDS PER SHARE	$0.01	$—	$0.01	$—

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$837	$904	$2,829	$2,972

Other comprehensive income:
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax expense (benefit) of $(290), $(384), $417 and $(1,406), respectively	(482)	(639)	696	(2,343)
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income, net of tax of $0, $0, $34 and $0, respectively	—	—	(58)	—

Other comprehensive income (loss)	(482)	(639)	638	(2,343)

Total comprehensive income	$355	$265	$3,467	$629

The accompanying notes are an integral part of these Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,829	$2,972
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	598	520
Provision for loan losses	95	799
Deferred income tax provision	1,540	3,875
Net gain on sale of securities	(103)	(484)
Stock based compensation expense	395	117
Net loss on foreclosed assets	473	1,330
Gain on dissolution of partnership	(221)	—
Net amortization of securities	824	641
Changes in assets and liabilities:
Decrease in accrued interest receivable	461	574
Decrease in other assets	1,037	627
Decrease in accrued interest expense	(37)	(150)
Increase (decrease) in other liabilities	(582)	541

Net cash provided by operating activities	7,309	11,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities, available-for-sale	(69,111)	(60,825)
Purchase of investment securities, held-to-maturity	(6,549)	(23,191)
Proceeds from sales of investment securities, available-for-sale	1,095	—
Proceeds from maturities and prepayments of investment securities, available-for-sale	24,753	27,299
Proceeds from maturities and prepayments of investment securities, held-to-maturity	5,046	9,224
Proceeds from redemption of Federal Home Loan Bank stock	168	256
Proceeds from the sale of foreclosed assets	3,708	2,780
Proceeds from dissolution of partnership	1,000	—
Purchase of Federal Home Loan Bank stock	—	(225)
Net change in loan portfolio	30,697	29,629
Purchase of premises and equipment	(1,008)	(82)

Net cash used in investing activities	(10,201)	(15,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in customer deposits	(9,761)	(13,014)
Increase (decrease) in short-term borrowings	(476)	6,139
Dividends paid	(60)	—

Net cash used in financing activities	(10,297)	(6,875)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,189)	(10,648)
CASH AND CASH EQUIVALENTS, beginning of period	47,720	54,126

CASH AND CASH EQUIVALENTS, end of period	$34,531	$43,478

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$1,954	$2,377
Income taxes	52	85
NON-CASH TRANSACTIONS:
Foreclosed assets acquired in settlement of loans	$4,965	$2,196
Reissuance of treasury stock	106	131

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

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, (i) upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014 and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The adoption of ASU 2014-04 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2014, the FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). ASU 2014-01 permits reporting entities that invest in qualified affordable housing projects to elect to account for those investments using the “proportional amortization method” if certain conditions are met. Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit), if this method is selected as a policy. The decision to apply the proportional amortization method of accounting is an accounting policy decision and should be applied consistently to all qualifying affordable housing project investments. ASU 2014-01 should be applied retrospectively to all periods presented and is effective for annual and interim reporting periods beginning after December 15, 2014. The Company does not have a significant amount of investments in qualified affordable housing projects that qualify for the low income housing tax credit. Such investments are currently either consolidated in the Company’s financial statements or accounted for as cost method investments. The adoption of ASU 2014-01 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). ASU 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with one exception. The exception states that, to the extent that a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 applies prospectively for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted ASU 2013-11 on January 1, 2014. The adoption of ASU 2013-11 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact, if any, that ASU 2014-09 will have on its consolidated financial statements.

3.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average shares of common stock outstanding. Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of USBI’s board of directors. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period. The dilutive shares are comprised of nonqualified stock option grants issued during 2014 to management and members of USBI’s board of directors pursuant to the USBI 2013 Incentive Plan previously approved by USBI’s shareholders. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic shares	6,129,380	6,027,562	6,125,291	6,024,935
Dilutive shares	83,400	—	83,400	—

Diluted shares	6,212,780	6,027,562	6,208,691	6,024,935

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$837	$904	$2,829	$2,972

Basic net income per share	$0.14	$0.15	$0.46	$0.49

Diluted net income per share	$0.13	$0.15	$0.46	$0.49

4.	COMPREHENSIVE INCOME

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

5.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of September 30, 2014 and December 31, 2013 are as follows:

	Available-for-Sale
	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$122,911	$1,450	$(594)	$123,767
Commercial	34,331	167	(152)	34,346
Obligations of states and political subdivisions	15,695	1,207	(3)	16,899
U.S. treasury securities	4,155	—	(209)	3,946
Obligations of U.S. government sponsored agencies	387	1	—	388

Total	$177,479	$2,825	$(958)	$179,346

	Held-to-Maturity
	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$3,281	$17	$(5)	$3,293
Obligations of states and political subdivisions	586	—	(2)	584
Obligations of U.S. government sponsored agencies	32,657	—	(443)	32,214

Total	$36,524	$17	$(450)	$36,091

	Available-for-Sale
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$82,840	$1,479	$(885)	$83,434
Commercial	30,677	143	(355)	30,465
Obligations of states and political subdivisions	16,230	799	(2)	17,027
U.S. treasury securities	4,161	—	(334)	3,827
Obligations of U.S. government sponsored agencies	1,000	1	—	1,001

Total	$134,908	$2,422	$(1,576)	$135,754

	Held-to-Maturity
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of U.S. government sponsored agencies	$35,050	$—	$(1,685)	$33,365

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of September 30, 2014 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$387	$388	$—	$—
Maturing after one to five years	8,173	8,582	—	—
Maturing after five to ten years	100,395	100,714	14,362	14,320
Maturing after ten years	68,524	69,662	22,162	21,771

Total	$177,479	$179,346	$36,524	$36,091

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Company intends to sell securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. As of September 30, 2014 and December 31, 2013, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

The following table reflects the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2014 and December 31, 2013.

	Available-for-Sale
	September 30, 2014
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$48,499	$(280)	$13,257	$(314)
Commercial	22,236	(116)	1,344	(36)
Obligations of states and political subdivisions	269	(3)	—	—
U.S. treasury securities	—	—	3,866	(209)

Total	$71,004	$(399)	$18,467	$(559)

	Held-to-Maturity
	September 30, 2014
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$552	$(5)	$—	$—
Obligations of states and political subdivisions	583	(2)	—	—
Obligations of U.S. government sponsored agencies	9,848	(17)	21,369	(426)

Total	$10,983	$(24)	$21,369	$(426)

	Available-for-Sale
	December 31, 2013
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$43,091	$(885)	$—	$—
Commercial	21,231	(337)	271	(18)
Obligations of states and political subdivisions	1,050	(2)	—	—
U.S. treasury securities	3,748	(334)	—	—

Total	$69,120	$(1,558)	$271	$(18)

	Held-to-Maturity
	December 31, 2013
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of U.S. government sponsored agencies	$33,365	$(1,685)	$—	$—

As of September 30, 2014, 16 debt securities had been in a loss position for more than twelve months and 48 debt securities had been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuer for a period of time that we believe to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $63.4 million and $72.7 million as of September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes.

Gains realized on sales of securities available-for-sale were approximately $0.1 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively. There were no losses on sales of securities during the nine months ended September 30, 2014 and 2013, respectively.

6.	INVESTMENTS IN LIMITED PARTNERSHIPS

The Bank holds investments in affordable housing projects for which it provides funding as a limited partner and has received tax credits related to its investments in the projects based on its partnership share. Historically, the Company’s investments have included both direct investments and investments in funds that invest solely in affordable housing projects. The net assets of the partnerships consist primarily of apartment complexes and liabilities associated with the operation of the partnerships. The Company has determined that these structures require evaluation as a variable interest entity (“VIE”) under Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The Company consolidates one of the funds in which it has a 99.9% limited partnership interest. Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both September 30, 2014 and December 31, 2013. The remaining limited partnership investments are unconsolidated and are accounted for under the cost method as allowed under ASC Topic 325, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. As of December 31, 2013, approximately $0.8 million was included in other assets representing the carrying amount of one remaining partnership accounted for as a cost method investment. During the nine months ended September 30, 2014, this partnership was dissolved, and the Company received $1.0 million representing its residual interest upon dissolution of the partnership. Accordingly, as of September 30, 2014, the carrying amount of the partnership was reduced to zero, and the difference between the residual interest received and carrying amount was recorded as other non-interest income.

7.	LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Secured by non-farm, non-residential properties – This portfolio segment includes real estate loans secured by commercial and industrial properties, office or mixed-use facilities, strip shopping centers or other commercial property. These loans are generally guaranteed by the principals of the borrowing entity.

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

Other loans – Other loans are comprised of credit cards, overdrawn checking accounts reclassified to loans and overdraft lines of credit.

As of September 30, 2014 and December 31, 2013, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	September 30, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$9,813	$—	$9,813
Secured by 1-4 family residential properties	30,867	22,668	53,535
Secured by multi-family residential properties	20,459	—	20,459
Secured by non-farm, non-residential properties	112,512	—	112,512
Other	61	—	61
Commercial and industrial loans	18,216	—	18,216
Consumer loans	7,719	57,508	65,227
Other loans	403	—	403

Total loans	200,050	80,176	280,226
Less: Unearned interest, fees and deferred cost	116	7,524	7,640
Allowance for loan losses	4,789	2,627	7,416

Net loans	$195,145	$70,025	$265,170

	December 31, 2013
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$11,348	$—	$11,348
Secured by 1-4 family residential properties	34,978	26,621	61,599
Secured by multi-family residential properties	22,095	—	22,095
Secured by non-farm, non-residential properties	122,430	—	122,430
Other	761	—	761
Commercial and industrial loans	37,772	—	37,772
Consumer loans	9,886	48,938	58,824
Other loans	604	—	604

Total loans	239,874	75,559	315,433
Less: Unearned interest, fees and deferred cost	149	4,961	5,110
Allowance for loan losses	6,272	3,124	9,396

Net loans	$233,453	$67,474	$300,927

The Company grants commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 70.1% and 69.2% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of September 30, 2014 and December 31, 2013, respectively.

Related Party Loans:

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Management believes that such loans do not represent more than a normal risk of collectibility, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of September 30, 2014 and December 31, 2013 were $3.2 million and $3.6 million, respectively. During the nine-month period ended September 30, 2014, there were no new loans to these parties, and repayments by active related parties were $0.4 million. During the year ended December 31, 2013, new loans to these related parties totaled $1.7 million, and repayments by active related parties were $0.6 million.

Allowance for Loan Losses:

The following tables present changes in the allowance for loan losses by loan portfolio segment and loan type as of September 30, 2014 and December 31, 2013:

	FUSB
	Nine Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$592	$4,852	$180	$635	$13	$6,272
Charge-offs	(281)	(899)	(96)	(100)	—	(1,376)
Recoveries	288	535	104	15	1	943
Provision	(339)	(510)	(48)	(139)	(14)	(1,050)

Ending balance	260	3,978	140	411	—	4,789

Ending balance individually evaluated for impairment	—	1,329	—	—	—	1,329

Ending balance collectively evaluated for impairment	$260	$2,649	$140	$411	$—	$3,460

Loan receivables:
Ending balance	18,216	142,845	7,719	30,867	403	200,050

Ending balance individually evaluated for impairment	—	11,148	—	—	—	11,148

Ending balance collectively evaluated for impairment	$18,216	$131,697	$7,719	$30,867	$403	$188,902

	ALC
	Nine Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,666	$458	$—	$3,124
Charge-offs	—	—	(2,105)	(172)	—	(2,277)
Recoveries	—	—	608	27	—	635
Provision	—	—	1,067	78	—	1,145

Ending balance	—	—	2,236	391	—	2,627

Ending balance individually evaluated for impairment	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,236	$391	$—	$2,627

Loan receivables:
Ending balance	—	—	57,508	22,668	—	80,176

Ending balance individually evaluated for impairment	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$57,508	$20,668	$—	$80,176

	FUSB & ALC
	Nine Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$592	$4,852	$2,846	$1,093	$13	$9,396
Charge-offs	(281)	(899)	(2,201)	(272)	—	(3,653)
Recoveries	288	535	712	42	1	1,578
Provision	(339)	(510)	1,019	(61)	(14)	95

Ending balance	260	3,978	2,376	802	—	7,416

Ending balance individually evaluated for impairment	—	1,329	—	—	—	1,329

Ending balance collectively evaluated for impairment	$260	$2,649	$2,376	$802	$—	$6,087

Loan receivables:
Ending balance	18,216	142,845	65,227	53,535	403	280,226

Ending balance individually evaluated for impairment	—	11,148	—	—	—	11,148

Ending balance collectively evaluated for impairment	$18,216	$131,697	$65,227	$53,535	$403	$269,078

	FUSB
	Year Ended December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$977	$14,216	$168	$338	$66	$15,765
Charge-offs	(537)	(8,055)	(350)	(685)	—	(9,627)
Recoveries	141	2,747	96	8	4	2,996
Provision	11	(4,056)	266	974	(57)	(2,862)

Ending balance	592	4,852	180	635	13	6,272

Ending balance individually evaluated for impairment	219	2,839	—	11	—	3,069

Ending balance collectively evaluated for impairment	$373	$2,013	$180	$624	$13	$3,203

Loan receivables:
Ending balance	37,772	156,634	9,886	34,978	604	239,874

Ending balance individually evaluated for impairment	753	28,813	—	2,985	—	32,551

Ending balance collectively evaluated for impairment	$37,019	$127,821	$9,886	$31,993	$604	$207,323

	ALC
	Year Ended December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,733	$780	$—	$3,513
Charge-offs	—	—	(2,979)	(525)	—	(3,504)
Recoveries	—	—	874	21	—	895
Provision	—	—	2,039	181	—	2,220

Ending balance	—	—	2,667	457	—	3,124

Ending balance individually evaluated for impairment	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,667	$457	$—	$3,124

Loan receivables:
Ending balance	—	—	48,938	26,621	—	75,559

Ending balance individually evaluated for impairment	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$48,938	$26,621	$—	$75,559

	FUSB & ALC
	Year Ended December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$977	$14,216	$2,901	$1,118	$66	$19,278
Charge-offs	(537)	(8,055)	(3,329)	(1,210)	—	(13,131)
Recoveries	141	2,747	970	29	4	3,891
Provision	11	(4,056)	2,305	1,155	(57)	(642)

Ending balance	592	4,852	2,847	1,092	13	9,396

Ending balance individually evaluated for impairment	219	2,839	—	11	—	3,069

Ending balance collectively evaluated for impairment	$373	$2,013	$2,847	$1,081	$13	$6,327

Loan receivables:
Ending balance	37,772	156,634	58,824	61,599	604	315,433

Ending balance individually evaluated for impairment	753	28,813	—	2,985	—	32,551

Ending balance collectively evaluated for impairment	$37,019	$127,821	$58,824	$58,614	$604	$282,882

Credit Quality Indicators:

The Bank utilizes a model to evaluate the credit quality of its loan portfolio that includes categorizing loans into groupings by credit quality indicator. The model establishes a uniform framework and common language for assessing and monitoring risk in the portfolio. Under the model, loans have historically been categorized into one of eight risk grades that can be further summarized into categories described as pass, special mention, substandard, doubtful and loss, as described in further detail below. As of January 1, 2014, management established a nine-grade rating system, which had the effect of adding an additional risk grade to the pass category. The additional risk grade provides management with the ability to evaluate loans at a more granular level; however, it did not result in any change to the calculation of the allowance for loan losses as of either of the nine-month or three-month periods ended September 30, 2014 or 2013, respectively, or the year ended December 31, 2013.

The following summarizes the credit quality indicators used in the nine-grade system:

•	Pass (Risk Grades 1-5) – Loans in this category include obligations with respect to which the probability of default is considered low.

•	Special Mention (Risk Grade 6): Borrowers in this category exhibit potential credit weaknesses or downward trends deserving Bank management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Although a special mention asset has a higher probability of default than previously rated categories, its default is not imminent.

•	Substandard (Risk Grade 7): These are borrowers with defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

•	Doubtful (Risk Grade 8): Borrowers classified doubtful have all the weaknesses found in substandard borrowers with the added provision that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable and improbable. Serious problems exist such that partial loss of principal is likely. The possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Management of borrowers classified doubtful may have demonstrated a history of failing to live up to agreements.

•	Loss (Risk Grade 9): Borrowers deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not prudent to defer writing off these worthless assets, even though partial recovery may be affected in the future.

The tables below illustrate the carrying amount of loans by credit quality indicator as of September 30, 2014.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$4,782	$2,623	$2,408	$—	$9,813
Secured by 1-4 family residential properties	27,741	725	2,401	—	30,867
Secured by multi-family residential properties	14,249	3,436	2,774	—	20,459
Secured by non-farm, non-residential properties	86,422	18,534	7,556	—	112,512
Other	61	—	—	—	61
Commercial and industrial loans	15,231	2,014	971	—	18,216
Consumer loans	7,251	25	443	—	7,719
Other loans	401	—	2	—	403

Total	$156,138	$27,357	$16,555	$—	$200,050

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$22,101	$567	$22,668
Consumer loans	56,398	1,110	57,508

Total	$78,499	$1,677	$80,176

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2013.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$4,785	$—	$6,563	$—	$11,348
Secured by 1-4 family residential properties	30,459	333	4,162	24	34,978
Secured by multi-family residential properties	14,569	—	7,526	—	22,095
Secured by non-farm, non-residential properties	101,468	3,316	17,595	51	122,430
Other	761	—	—	—	761
Commercial and industrial loans	30,403	936	6,433	—	37,772
Consumer loans	9,235	3	648	—	9,886
Other loans	601	—	3	—	604

Total	$192,281	$4,588	$42,930	$75	$239,874

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$26,061	$560	$26,621
Consumer loans	47,644	1,294	48,938

Total	$73,705	$1,854	$75,559

The following table provides an aging analysis of past due loans by class as of September 30, 2014.

	FUSB
	As of September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$33	$—	$86	$119	$9,694	$9,813	$—
Secured by 1-4 family residential properties	155	467	735	1,357	29,510	30,867	—
Secured by multi-family residential properties	—	—	—	—	20,459	20,459	—
Secured by non-farm, non-residential properties	1,266	—	1,361	2,627	109,885	112,512	—
Other	—	—	—	—	61	61	—
Commercial and industrial loans	—	15	89	104	18,112	18,216	—
Consumer loans	30	39	25	94	7,625	7,719	—
Other loans	6	—	11	17	386	403	11

Total	$1,490	$521	$2,307	$4,318	$195,732	$200,050	$11

ALC
As of September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	254	142	509	905	21,763	22,668	406
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	853	599	1,071	2,523	54,985	57,508	1,051
Other loans	—	—	—	—	—	—	—

Total	$1,107	$741	$1,580	$3,428	$76,748	$80,176	$1,457

The following table provides an aging analysis of past due loans by class as of December 31, 2013.

	FUSB
	As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$38	$2,000	$2,038	$9,310	$11,348	$—
Secured by 1-4 family residential properties	271	154	1,801	2,226	32,752	34,978	—
Secured by multi-family residential properties	—	—	1,286	1,286	20,809	22,095	—
Secured by non-farm, non-residential properties	719	93	4,434	5,246	117,184	122,430	—
Other	—	—	—	—	761	761	—
Commercial and industrial loans	902	—	480	1,382	36,390	37,772	—
Consumer loans	101	—	26	127	9,759	9,886	—
Other loans	11	—	8	19	585	604	—

Total	$2,004	$285	$10,035	$12,324	$227,550	$239,874	$—

ALC
As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	403	143	507	1,053	25,568	26,621	409
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	684	597	1,258	2,539	46,399	48,938	1,252
Other loans	—	—	—	—	—	—	—

Total	$1,087	$740	$1,765	$3,592	$71,967	$75,559	$1,661

The following table provides an analysis of non-accruing loans by class as of September 30, 2014 and December 31, 2013.

	Loans on Non-Accrual Status
	September 30, 2014	December 31, 2013
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$1,015	$2,337
Secured by 1-4 family residential properties	1,586	1,952
Secured by multi-family residential properties	—	1,286
Secured by non-farm, non-residential properties	1,958	4,435
Commercial and industrial loans	176	479
Consumer loans	168	76

Total loans	$4,903	$10,565

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

As of September 30, 2014, the carrying amount of impaired loans consisted of the following:

	September 30, 2014
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$—
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	6,229	6,229	—
Commercial and industrial	—	—	—

Total loans with no related allowance recorded	$7,770	$7,770	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$604	$604	$71
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	2,774	2,774	1,258
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—

Total loans with an allowance recorded	$3,378	$3,378	$1,329

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$2,049	$2,049	$71
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	2,774	2,774	1,258
Secured by non-farm, non-residential properties	6,229	6,229	—
Commercial and industrial	—	—	—

Total impaired loans	$11,148	$11,148	$1,329

As of December 31, 2013, the carrying amount of impaired loans consisted of the following:

	December 31, 2013
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$4,590	$4,590	$—
Secured by 1-4 family residential properties	103	103	—
Secured by multi-family residential properties	1,053	1,053	—
Secured by non-farm, non-residential properties	11,844	11,844	—
Commercial and industrial	534	534	—

Total loans with no related allowance recorded	$18,124	$18,124	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,407	$1,407	$232
Secured by 1-4 family residential properties	185	185	11
Secured by multi-family residential properties	6,474	6,474	2,005
Secured by non-farm, non-residential properties	6,376	6,376	835
Commercial and industrial	219	219	219

Total loans with an allowance recorded	$14,661	$14,661	$3,302

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$5,997	$5,997	$232
Secured by 1-4 family residential properties	288	288	11
Secured by multi-family residential properties	7,527	7,527	2,005
Secured by non-farm, non-residential properties	18,220	18,220	835
Commercial and industrial	753	753	219

Total impaired loans	$32,785	$32,785	$3,302

The average net investment in impaired loans and interest income recognized and received on impaired loans as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$3,010	$33	$35
Secured by 1-4 family residential properties	159	3	3
Secured by multi-family residential properties	3,875	131	128
Secured by non-farm, non-residential properties	8,867	260	256
Commercial and industrial	107	1	1

Total	$16,018	$428	$423

	December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$10,249	$177	$179
Secured by 1-4 family residential properties	303	7	7
Secured by multi-family residential properties	8,690	438	446
Secured by non-farm, non-residential properties	22,272	918	935
Commercial and industrial	987	33	34

Total	$42,501	$1,573	$1,601

Loans on which the accrual of interest has been discontinued amounted to $4.9 million and $10.6 million as of September 30, 2014 and December 31, 2013, respectively. If interest on those loans had been accrued, there would have been $0.1 million and $0.6 million accrued for the nine- and twelve-month periods ended September 30, 2014 and December 31, 2013, respectively. No interest income was recorded related to these loans as of September 30, 2014, and $0.1 million was recorded as of December 31, 2013. Accruing loans past due 90 days or more amounted to $1.5 million and $1.7 million as of September 30, 2014 and December 31, 2013, respectively.

Troubled Debt Restructurings:

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modification of note structure, principal balance reductions or some combination of these concessions. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. As of September 30, 2014 and 2013, respectively, the Company had $4.3 million and $5.7 million of non-accruing loans that were previously restructured and that remained on non-accrual status. For the nine-month period ended September 30, 2014, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance. For the year ended December 31, 2013, one loan totaling $2.0 million was returned to accrual status based on a sustained period of repayment performance. The balance of this loan as of September 30, 2014 was $1.4 million.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio as of September 30, 2014 and December 31, 2013, as well as the pre- and post-modification principal balance as of September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	4	$3,282	$2,373	10	$7,551	$3,837
Secured by 1-4 family residential properties	7	426	359	17	1,375	1,067
Secured by non-farm, non-residential properties	8	1,688	1,452	9	2,683	2,418
Commercial loans	4	159	113	4	416	344

Total	23	$5,555	$4,297	40	$12,025	$7,666

The following table provides the number of loans modified in a troubled debt restructuring that have subsequently defaulted, by loan portfolio, as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Construction, land development and other land loans	—	$—	2	$566
Secured by non-farm, non-residential properties	3	986	4	1,073

Total	3	$986	6	$1,639

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans $0.5 million and over, that have been modified in a troubled debt restructuring, are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in no allowance for loan losses on these restructured loans as of September 30, 2014 and an allowance for loan losses of $0.8 million as of December 31, 2013.

8.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the nine months ended September 30, 2014 and 2013:

	September 30, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning Balance	$8,463	$847	$9,310
Transfers from loans	4,152	361	4,513
Sales proceeds	(3,113)	(214)	(3,327)
Gross gains	231	4	235
Gross losses	(128)	(99)	(227)

Net gains (losses)	103	(95)	8
Impairment	(146)	(47)	(193)

Ending Balance	$9,459	$852	$10,311

	September 30, 2013
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning Balance	$11,089	$2,197	$13,286
Transfers from loans	1,770	426	2,196
Sales proceeds	(1,876)	(905)	(2,781)
Gross gains	62	28	90
Gross losses	(155)	(687)	(842)

Net gains (losses)	(93)	(659)	(752)
Impairment	(368)	(209)	(577)

Ending Balance	$10,522	$850	$11,372

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

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. There were no federal funds purchased outstanding as of September 30, 2014 or December 31, 2013.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of September 30, 2014 and December 31, 2013 totaled $0.8 million and $1.2 million, respectively.

As of both September 30, 2014 and December 31, 2013, the Bank had $18.8 million in remaining federal funds lines from correspondent banks.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. The Company had FHLB advances outstanding of $5.0 million as of both September 30, 2014 and December 31, 2013, respectively, and assets pledged associated with these advances of $5.8 million and $5.1 million, respectively.

As of September 30, 2014 and December 31, 2013, the Bank had $163.8 million and $165.9 million, respectively, in remaining credit from the FHLB (subject to available collateral).

11.	INCOME TAXES

The provision for income taxes was $1.3 million and $1.2 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The Company’s effective tax rate was 31.4% and 28.9% for the same periods. The effective tax rate is impacted by recurring permanent differences such as bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $8.9 million and $10.8 million as of September 30, 2014 and December 31, 2013, respectively. The reduction in the net deferred tax asset resulted primarily from changes in the fair value of securities available-for-sale, a decrease in the allowance for loan losses and sales of OREO previously written down.

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

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended September 30, 2014:
Net interest income	$3,968	$3,286	$3	$—	$7,257
Provision (reduction in reserve) for loan losses	(550)	495	—	—	(55)
Total non-interest income	871	297	1,107	(1,095)	1,180
Total non-interest expense	4,726	2,490	205	(179)	7,242

Income before income taxes	663	598	905	(916)	1,250
Provision for income taxes	183	229	1	—	413

Net income	$480	$369	$904	$(916)	$837

Other significant items:
Total assets	$563,918	$72,889	$79,847	$(153,913)	$562,741
Total investment securities	215,790	—	80	—	215,870
Total loans, net	255,240	70,025	—	(60,095)	265,170
Investment in subsidiaries	5	—	74,788	(74,788)	5
Fixed asset addition	73	54	—	—	127
Depreciation and amortization expense	148	55	—	—	203
Total interest income from external customers	3,794	4,105	—	—	7,899
Total interest income from affiliates	818	—	3	(821)	—
For the nine months ended September 30, 2014:
Net interest income	$12,156	$9,594	$8	$—	$21,758
Provision (reduction in reserve) for loan losses	(1,050)	1,145	—	—	95
Total non-interest income	3,088	870	3,574	(3,720)	3,812
Total non-interest expense	13,823	7,489	606	(569)	21,349

Income before income taxes	2,471	1,830	2,976	(3,151)	4,126
Provision for income taxes	589	706	2	—	1,297

Net income	$1,882	$1,124	$2,974	$(3,151)	$2,829

Other significant items:
Fixed asset addition	$940	$68	$—	$—	$1,008
Depreciation and amortization expense	438	160	—	—	598
Total interest income from external customers	11,699	11,976	—	—	23,675
Total interest income from affiliates	2,382	—	7	(2,389)	—

	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended September 30, 2013:
Net interest income	$4,190	$3,376	$2	$—	$7,568
Provision (reduction in reserve) for loan losses	(300)	540	—	—	240
Total non-interest income	913	360	1,267	(1,249)	1,291
Total non-interest expense	4,962	2,322	308	(227)	7,365

Income before income taxes	441	874	961	(1,022)	1,254
Provision for income taxes	12	337	1	—	350

Net income	$429	$537	$960	$(1,022)	$904

Other significant items:
Total assets	$561,325	$70,809	$75,422	$(147,554)	$560,002
Total investment securities	156,772	—	80	—	156,852
Total loans, net	292,180	67,207	—	(54,609)	304,778
Investment in subsidiaries	784	—	70,386	(71,165)	5
Fixed asset addition	(6)	8	—	—	2
Depreciation and amortization expense	131	49	—	—	180
Total interest income from external customers	4,096	4,174	—	—	8,270
Total interest income from affiliates	798	—	3	(801)	—
For the nine months ended September 30, 2013:
Net interest income	$12,706	$10,355	$7	$—	$23,068
Provision (reduction in reserve) for loan losses	(462)	1,261	—	—	799
Total non-interest income	3,239	1,045	3,778	(3,920)	4,142
Total non-interest expense	14,247	7,984	668	(666)	22,233

Income before income taxes	2,160	2,155	3,117	(3,254)	4,178
Provision for income taxes	371	833	2	—	1,206

Net income	$1,789	$1,322	$3,115	$(3,254)	$2,972

Other significant items:
Fixed asset addition	$56	$26	$—	$—	$82
Depreciation and amortization expense	392	128	—	—	520
Total interest income from external customers	12,494	12,802	—	—	25,296
Total interest income from affiliates	2,447	—	7	(2,454)	—

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the periods ended September 30, 2014 or December 31, 2013.

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

Interest Rate Cap Derivative Agreements

Interest rate cap agreements were included in other assets at fair value on the Company’s balance sheet as of September 30, 2014. The interest rate caps qualify as derivatives but are not designated as hedging instruments. Accordingly, changes in fair value are included in results of operations. The fair value of these agreements are based on information obtained from third party financial institutions. This information is periodically evaluated by the Company and, as necessary, corroborated against other third party valuations. The Company classified these derivative assets within Level 2 of the valuation hierarchy.

The following table presents assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of September 30, 2014 Using
	Totals At September 30, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$123,767	$—	$123,767	$—
Commercial	34,346	—	34,346	—
Obligations of states and political subdivisions	16,899	—	16,899	—
U.S. treasury securities	3,946	—	3,946	—
Obligations of U.S. government sponsored agencies	388	—	388	—
Other assets – derivatives	105	—	105	—

	Fair Value Measurements as of December 31, 2013 Using
	Totals At December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$83,434	$—	$83,434	$—
Commercial	30,465	—	30,465	—
Obligations of states and political subdivisions	17,027	—	17,027	—
U.S. treasury securities	3,827	—	3,827	—
Obligations of U.S. government sponsored agencies	1,001	—	1,001	—

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

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. When an impaired loan is determined to be collateral dependent, the fair value is determined through the utilization of a third-party appraisal. It is the policy of the Company to update appraisals every 18-24 months. The types of collateral influence the frequency of obtaining updated appraisals. Management knows the market trends of collateral values well and monitors trends in sales and valuations in all of the various categories of collateral. These trends influence how often new appraisals are obtained within the 18-24 month timeframe. An example would be loans collateralized by residential subdivision lots. The values of this type of collateral have been volatile in recent years, and, therefore, appraisals are generally updated at the lower end of the timeframe (i.e., closer to 18 months), while timberland appraisals, which have been less volatile in recent years, would be updated closer to the upper end of the timeframe (i.e., closer to 24 months). Any observed trend indicating significant changes in valuations would require updated appraisals. If a loan is evaluated for impairment under ASC Topic 310-10-35, Accounting by Creditors for Impairment of a Loan, and the appraisal is outdated, a new appraisal is ordered. If the new appraisal is not received in sufficient time to assess any required impairment to meet financial reporting obligations, the old appraisal may be adjusted to reflect values observed in similar properties. After a new appraisal is obtained, the analysis is updated to reflect the new valuation. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan is confirmed. Loans determined to be uncollectible and that were written down to appraised value totaled $1.1 million and $8.3 million, net of specific allowances for fair-value impairment, as of September 30, 2014 and December 31, 2013, respectively. This valuation was derived using Level 3 inputs, consisting of appraisals of underlying collateral or discounted cash flow analysis.

Foreclosed Assets

Certain foreclosed assets, upon initial recognition, are remeasured at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. Estimates of fair values for foreclosed assets are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to the assessment of the values of foreclosed properties. Management takes into consideration the type, location and occupancy of the property, as well as current economic conditions in the area in which the property is located, in assessing estimates of fair value.

The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria and/or market data. Foreclosed assets measured at fair value upon initial recognition totaled $4.5 million and $2.2 million (utilizing Level 3 valuation inputs) during the nine months ended September 30, 2014 and 2013, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling approximately $0.4 million for both the nine-month periods ended September 30, 2014 and 2013, respectively. Other foreclosed assets totaling $1.3 million and $3.4 million (utilizing Level 3 valuation inputs) were remeasured at fair value during the nine months ended September 30, 2014 and 2013, respectively. The remeasurement resulted in $0.2 million in write downs of other real estate owned during the nine months ended September 30, 2014 and $0.5 million in write downs of other real estate owned during the nine months ended September 30, 2013.

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

Federal Home Loan Bank (“FHLB”) stock: Based on the redemption provision of the FHLB, the stock has no quoted market value and is carried at cost.

Investment securities: Fair values of investment securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on market prices of comparable instruments.

Derivative instruments: The fair value of derivative instruments is based on information obtained from a third party financial institution. This information is periodically evaluated by the Company and, as necessary, corroborated against other third party information.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of September 30, 2014 and December 31, 2013.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$34,531	$34,531	$34,531	$—	$—
Investment securities available-for-sale	179,346	179,346	—	179,346	—
Investment securities held-to-maturity	36,524	36,091	—	36,091	—
Federal Home Loan Bank stock	738	738	—	—	738
Loans, net of allowance for loan losses	265,170	264,393	—	—	264,393
Other assets – derivatives	105	105	—	105	—
Liabilities:
Deposits	474,518	474,412	—	474,412	—
Short-term borrowings	755	755	—	755	—
Long-term debt	5,000	5,009	—	5,009	—

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$47,720	$47,720	$47,720	$—	$—
Investment securities available-for-sale	135,754	135,754	—	135,754	—
Investment securities held-to-maturity	35,050	33,365	—	33,365	—
Federal Home Loan Bank stock	906	906	—	—	906
Loans, net of allowance for loan losses	300,927	303,291	—	—	303,291
Liabilities:
Deposits	484,279	484,957	—	484,957	—
Short-term borrowings	1,231	1,231	—	1,231	—
Long-term debt	5,000	5,011	—	5,011	—

14.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the nine-month and three-month periods ended September 30, 2014 and 2013, respectively, there were no credit losses associated with derivative contracts.

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

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)
Standby letters of credit	$830	$931
Commitments to extend credit	$24,344	$28,875

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. As of September 30, 2014 and December 31, 2013, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which amount represents the Bank’s total credit risk in this category, is listed in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of September 30, 2014, there was $2.0 million in outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery. As of December 31, 2013, there was $3.0 million in outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

Litigation

On December 2, 2013, Wayne Allen Russell filed a lawsuit against the Bank in the Circuit Court of Tuscaloosa County, alleging that the Bank wrongfully foreclosed on a parcel of property owned by Russell that was subject to a mortgage in favor of the Bank. Mr. Russell alleges that the loan secured by the mortgage had been satisfied in full from the proceeds of a prior foreclosure of additional properties subject to the same mortgage. Mr. Russell seeks an unspecified amount of damages. The Bank denies Mr. Russell’s allegations and is vigorously defending the lawsuit. The Bank filed a motion for summary judgment seeking a judgment as a matter of law in the Bank’s favor as to all of Mr. Russell’s claims. The motion for summary judgment has been fully briefed and argued and is presently under consideration by the Court. At this time, we are unable to assess the likelihood of a resolution or the possibility of an unfavorable outcome in this matter.

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

DESCRIPTION OF THE BUSINESS

United Security Bancshares, Inc., a Delaware corporation (“USBI”), is a bank holding company with its principal offices in Thomasville, Alabama. USBI operates one commercial banking subsidiary, First United Security Bank (the “Bank” or “FUSB”). As of September 30, 2014, the Bank operated and served its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC operates twenty-three finance company offices located in Alabama and southeast Mississippi. The headquarters of ALC is located in Jackson, Alabama. The Bank is the funding source for ALC.

The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals, while ALC’s business is consumer oriented.

FUSB Reinsurance, Inc., an Arizona corporation and a wholly-owned subsidiary of the Bank (“FUSB Reinsurance”), reinsures or “underwrites” credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and a primary third-party insurer retains the remaining risk. The third-party insurer is also responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

Delivery of the best possible financial services to customers remains an overall operational focus of USBI and its subsidiaries (collectively, the “Company”). We recognize that attention to details and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 279 full-time equivalent employees, to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2014 to December 31, 2013, while comparing income and expense for the three- and nine-month periods ended September 30, 2014 and 2013.

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

EXECUTIVE OVERVIEW

For the three-month period ended September 30, 2014, net income of the Company was $0.8 million, or $0.13 per diluted share, compared to $0.9 million, or $0.15 per diluted share, for the three-month period ended September 30, 2013. For the nine-month period ended September 30, 2014, net income was $2.8 million, or $0.46 per diluted share, compared to $3.0 million, or $0.49 per diluted share, for the nine-month period ended September 30, 2013. The third quarter of 2014 represented the Company’s ninth consecutive quarter of positive net income. However, the Bank’s loan portfolio decreased during the first nine months of 2014, partially offset by an increase in consumer loans at ALC.

Although the national economy has continued to show signs of improvement, the demand for new loans in the geographical locations served by FUSB remains weak, and the lending environment is highly competitive. Loans, net of the allowance for loan losses, at the Bank declined to $195.1 million as of September 30, 2014, from $233.5 million as of December 31, 2013. During the first nine months of 2014, Bank management’s primary focus continued to be the work out of nonperforming assets. Consolidated nonperforming assets declined $4.9 million, or 22.5%, from December 31, 2013 to September 30, 2014. Management remains vigilant to ensure that new loan production is thoroughly evaluated in accordance with the Bank’s established credit policies and procedures.

At ALC, loans, net of the allowance for loan losses, increased to $70.0 million as of September 30, 2014, from $67.5 million as of December 31, 2013. ALC management continues to implement a strategy designed to shift the mix of loans away from real estate lending and into consumer lending, with a focus on point-of-sale consumer lending through arrangements with established retailers. These sales-type consumer loans have been the primary driver of loan growth at ALC during the first nine months of 2014 and have contributed to improvement in the credit quality of ALC’s loan portfolio during that time frame. ALC’s allowance for loan losses as a percentage of loans, net of unearned interest, fees and deferred costs, declined from 4.4% at December 31, 2013 to 3.6% at September 30, 2014. As of September 30, 2014, consumer loans represented 71.7% of ALC’s loan portfolio, compared with 64.8% as of December 31, 2013.

On a consolidated basis, loans, net of the allowance for loan losses, declined to $265.2 million as of September 30, 2014, compared with $300.9 million as of December 31, 2013. As a result of these reductions, Bank management has continued to supplement interest income by increasing investments in the securities portfolio. The average balance of non-loan earning assets increased by approximately $53.6 million comparing the first nine months of 2014 to the first nine months of 2013. As a result, interest income on investment securities increased $1.0 million, or 42.7%, comparing the same time periods. We remain focused on closely monitoring the duration of the investment portfolio to ensure that appropriate cash flows are available through investment maturities to fund future loan growth.

Management continues to maintain excess funding capacity to provide adequate liquidity for ongoing operations. We benefit from a strong deposit base, a highly liquid investment portfolio and access to funding from a variety of external sources, such as federal funds lines, Federal Home Loan Bank (“FHLB”) advances and brokered deposits.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Dollars in Thousands)
Interest income	$7,899	$8,270	$23,675	$25,296
Interest expense	642	702	1,917	2,228

Net interest income	7,257	7,568	21,758	23,068
Provision (reduction in reserve) for loan losses	(55)	240	95	799

Net interest income after provision (reduction in reserve) for loan losses	7,312	7,328	21,663	22,269
Non-interest income	1,180	1,291	3,812	4,142
Non-interest expense	7,242	7,365	21,349	22,233

Income before income taxes	1,250	1,254	4,126	4,178
Provision for income taxes	413	350	1,297	1,206

Net income	$837	$904	$2,829	$2,972

Net Interest Income

Net interest income is comprised of the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets are comprised of loans at both the Bank and ALC, taxable and nontaxable investments and federal funds sold. Interest-bearing liabilities are comprised of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings and long-term debt. Net interest income for the Company decreased $0.3 million, or 4.1%, for the third quarter of 2014, and decreased $1.3 million, or 5.7%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The decline in both periods resulted primarily from decreases in loan volume at the Bank and, to a lesser extent, reduced yield on ALC’s loan portfolio.

The following tables show, for the three and nine months ended September 30, 2014 and September 30, 2013, the average balances of each principal category of assets, liabilities and shareholders’ equity. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net yield is calculated for each period presented as net interest income divided by average total interest earning assets.

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans – FUSB (Note A)	$205,112	$2,682	5.23%	$248,067	$3,239	5.22%
Loans – ALC (Note A)	72,007	4,104	22.80%	71,226	4,174	23.44%
Taxable Investments	223,365	961	1.72%	171,879	719	1.67%
Non-Taxable Investments	16,912	152	3.60%	13,588	135	3.97%
Federal Funds Sold	—	—	0.00%	5,000	3	0.24%

Total Interest-Earning Assets	517,396	7,899	6.11%	509,760	8,270	6.49%

Non-Interest-Earning Assets:
Other Assets	47,979			46,147

Total	$565,375			$555,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$141,575	$168	0.47%	$122,972	$146	0.48%
Savings Deposits	72,510	34	0.19%	70,567	43	0.25%
Time Deposits	198,762	432	0.87%	219,094	504	0.92%
Borrowings	5,562	8	0.58%	6,352	9	0.57%

Total Interest-Bearing Liabilities	418,409	642	0.61%	418,985	702	0.67%

Non-Interest-Bearing Liabilities:
Demand Deposits	65,265			64,301
Other Liabilities	8,277			3,912
Shareholders’ Equity	73,424			68,709

Total	$565,375			$555,907

Net Interest Income (Note B)		$7,257			$7,568

Net Yield on Interest-Earning Assets			5.13%			5.45%

Note A –	For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At FUSB, these loans averaged $4.5 million and $13.7 million for the three months ended September 30, 2014 and 2013, respectively. At ALC, these loans averaged $0.2 million for both periods presented.
Note B –	Loan fees are included in the interest amounts presented. At FUSB, loan fees totaled $0.1 million for both periods presented. At ALC, loan fees totaled $0.8 million for both periods presented.

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans – FUSB (Note A)	$215,236	$8,452	5.24%	$262,179	$10,218	5.20%
Loans – ALC (Note A)	70,196	11,976	22.75%	71,735	12,802	23.79%
Taxable Investments	219,567	2,791	1.69%	163,644	1,868	1.52%
Non-Taxable Investments	16,372	456	3.71%	13,676	399	3.89%
Federal Funds Sold	—	—	0.00%	5,000	9	0.24%

Total Interest-Earning Assets	521,371	23,675	6.05%	516,234	25,296	6.44%

Non-Interest-Earning Assets:
Other Assets	46,832			45,095

Total	$568,203			$561,329

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$142,560	$475	0.44%	$125,030	$457	0.43%
Savings Deposits	71,493	104	0.19%	68,551	124	0.23%
Time Deposits	203,790	1,315	0.86%	227,400	1,634	1.06%
Borrowings	5,749	23	0.53%	1,659	13	0.30%

Total Interest-Bearing Liabilities	423,592	1,917	0.60%	422,640	2,228	0.70%

Non-Interest-Bearing Liabilities:
Demand Deposits	65,480			61,925
Other Liabilities	7,095			7,887
Shareholders’ Equity	72,036			68,877

Total	$568,203			$561,329

Net Interest Income (Note B)		$21,758			$23,068

Net Yield on Interest-Earning Assets			5.56%			5.88%

Note A –	For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At FUSB, these loans averaged $6.4 million and $13.7 million for the nine months ended September 30, 2014 and 2013, respectively. At ALC, these loans averaged $0.3 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively.
Note B –	Loan fees are included in the interest amounts presented. At FUSB, loan fees totaled $0.2 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively. At ALC, loan fees totaled $2.4 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Yield on loans declined at ALC primarily as a result of a refinement in loan origination criteria focused on improved credit quality, which has resulted in a slight decrease in interest rates charged. Additionally, ALC management has increased efforts to obtain point-of-sale consumer loans through arrangements with retailers. These efforts have also contributed to overall improvement in the credit quality of ALC’s loan portfolio, with an offset in lower interest rates charged. Average balances of ALC loans remained relatively stable during both periods presented. Loans, net of the allowance for loan losses, at ALC increased from $67.5 million as of December 31, 2013 to $70.0 million as of September 30, 2014.

Yield on loans improved slightly at FUSB for both the three- and nine-month periods presented; however, average loan volume declined in both periods primarily as a result of soft loan demand in the Bank’s rural service locations. Loans, net of the allowance for loan losses, at FUSB declined to $195.1 million as of September 30, 2014, compared with $233.5 million as of December 31, 2013, a decrease of $38.4 million. The majority of the decrease resulted from pay offs totaling $19.3 million on three significant loans that occurred during the nine months ended September 30, 2014. In addition, loans classified as substandard or below, totaling $10.2 million as of December 31,

2013, were eliminated from the loan portfolio through pay off, charge off or transfer to OREO during the first nine months of 2014. As a result of declining loan balances, Bank management has continued efforts to earn additional interest income by investing available funds in the investment securities portfolio, which provides lower yields than loans. Investment securities (including both taxable and non-taxable investments) increased to $215.9 million as of September 30, 2014, from $170.8 million as of December 31, 2013.

Interest expense decreased $60,000, or 8.5%, comparing the third quarter of 2014 to the third quarter of 2013. For the nine months ended September 30, 2014, interest expense decreased $0.3 million, or 14.0%, compared to the same period of 2013. The decrease resulted primarily from a mix-shift away from higher cost time deposits to demand deposits, as well as repricing of longer-term time deposits at lower rates.

At both the Bank and ALC, management is continuing to focus efforts on generating loans within established credit standards, while also maintaining vigilance in the deployment of strategies to manage risks associated with interest rate fluctuations. However, net interest income could continue to experience downward pressure due to increased competition for quality loan opportunities, lower reinvestment yields in the securities portfolio and fewer opportunities to reduce future funding costs.

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The Company’s provision for loan losses was a credit of $55,000 for the quarter ended September 30, 2014, compared to a charge of $0.2 million for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, the Company’s provision for loan losses was a charge of $0.1 million, compared to a charge of $0.8 million for the nine months ended September 30, 2013.

The following table presents the provision (reduction in reserve) for loan losses for the Bank and ALC for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Dollars in Thousands)
FUSB	$(550)	$(300)	$(1,050)	$(462)
ALC	495	540	1,145	1,261

Total	$(55)	$240	$95	$799

The decreases in the provision for loan losses at both the Bank and ALC were primarily due to improvement in the overall credit quality of the loan portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses and lower levels of nonperforming loans. In addition, at FUSB, the provision was further impacted by reduced loan volumes, which resulted in a reduction in the allowance for loan losses computed at quarter end.

Based on our evaluation of the portfolio, management believes that the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio as of September 30, 2014. While we believe that the methodologies and calculations that we use for estimating the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which we operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. Total non-interest income decreased $0.1 million, or 8.6%, for the third quarter of 2014 compared to the third quarter of 2013. For the nine-month period ended September 30, 2014, total non-interest income decreased $0.3 million, or 8.0%, compared to the same period in 2013. The following table presents the major components of non-interest income for the periods indicated. Expanded discussion of certain significant non-interest income items and fluctuations is provided below the table.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$581	$586	$(5)	(0.9)%	$1,572	$1,734	$(162)	(9.3)%
Credit insurance commissions and fees	190	239	(49)	(20.5)%	423	518	(95)	(18.3)%
Bank-owned life insurance	106	108	(2)	(1.9)%	315	329	(14)	(4.3)%
Other income	303	358	(55)	(15.4)%	1,502	1,561	(59)	(3.8)%

Total non-interest income	$1,180	$1,291	$(111)	(8.6)%	$3,812	$4,142	$(330)	(8.0)%

Service Charges and Other Fees on Deposit Accounts

Service charges and other fees are generated on deposit accounts held at FUSB. Approximately $0.9 million of the decrease in revenues from this source during the nine months ended September 30, 2014, as compared with the same period in 2013, resulted from the discontinuance in the fourth quarter of 2013 of an identification protection product previously sold by the Bank. The remainder of the decrease during the nine-month period resulted primarily from declines in overdraft and non-sufficient funds charges in customer deposit accounts. Beginning with the third quarter of 2014, management adjusted fees associated with certain deposit accounts to a more competitive level. As a result of these efforts, this category of revenues increased during the third quarter of 2014; however, these increases were offset in full by the discontinuance of the identification protection product. We plan to continue efforts to refine our fee structure on existing deposit accounts to ensure that we enhance revenues to the extent possible within applicable regulatory and competitive constraints. Additionally, we continue to explore opportunities to provide customers with new financial services and products that may represent new sources of fee income in the future. Despite these efforts, there continues to be uncertainty regarding our ability to generate significant levels of increased revenue in this area in the future.

Credit Insurance Commissions and Fees

Credit insurance commissions and fees are generated from credit life and credit accident and health insurance policies offered at both the Bank and ALC to consumer loan customers through FUSB Reinsurance. The majority of these sales are generated at ALC. The declines in revenues during both the three-and nine-month periods ended September 30, 2014, as compared with the same periods in 2013, resulted from refinements in ALC’s loan origination criteria and increased focus on point-of-sale consumer loans, which have shifted ALC’s loan portfolio to a customer mix that is generally less reliant on credit insurance. ALC management continues to search for new sources of non-interest income; however, income from credit insurance commissions and fees is not expected to increase at a significant level for the foreseeable future.

Bank-owned Life Insurance

The Bank utilizes bank-owned life insurance as a tool to offset the cost of certain retirement benefit programs. The income derived from bank-owned life insurance represents the increase in the cash surrender value of the life insurance (which is generally non-taxable) over the periods presented. The cash surrender value of the policies totaled $13.9 million and $13.7 million as of September 30, 2014 and December 31, 2013, respectively. The insurance policies are adjustable rate assets with minimum guaranteed rates of interest between 2% and 4%.

Other Income

Other non-interest income primarily consists of fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards, wire transfers, real estate rental and realized gains on the sale of investment securities. In addition, other income is generated at ALC for services including real estate rental and ALC’s auto club membership program, which provides protection to members such as emergency road side assistance, lock and key services and emergency travel expenses. The decrease in other income during the nine-month period ended September 30, 2014, as compared to the same period in 2013, resulted primarily from reductions in auto club program revenues due to changes in the credit profile of ALC’s customer base, as well as certain modifications to pricing of the program that were put in place during 2014. The decrease during the third quarter of 2014, compared with the same quarter of 2013, resulted primarily from decreases in rental income at FUSB on income producing OREO property that was sold. Given the nature of the types of revenues categorized as other income, there is uncertainty as to the level of revenue that will be sustained from these sources in the future.

Non-Interest Expense

Non-interest expense decreased by $0.1 million during the third quarter of 2014 compared with the third quarter of 2013. For the nine months ended September 30, 2014, non-interest expense decreased $0.9 million, or 4.0%, compared to the nine months ended September 30, 2013. The following tables present the major components of non-interest expense for the periods indicated. Expanded discussion of certain significant non-interest expense items and fluctuations is provided below the tables.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$4,359	$4,029	$330	8.2%	$12,582	$12,006	$576	4.8%
Occupancy	508	495	13	2.6%	1,475	1,456	19	1.3%
Furniture and equipment	318	301	17	5.6%	941	865	76	8.8%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	37	263	(226)	(85.9)%	186	1,330	(1,144)	(86.0)%
Carrying costs	187	216	(29)	(13.4)%	463	588	(125)	(21.3)%

Total other real estate/ foreclosure expense	224	479	(255)	(53.2)%	649	1,918	(1,269)	(66.2)%
FDIC insurance assessments	115	182	(67)	(36.8)%	482	547	(65)	(11.9)%
Other	1,718	1,879	(161)	(8.6)%	5,220	5,441	(221)	(4.1)%

Total non-interest expense	$7,242	$7,365	$(123)	(1.7)%	$21,349	$22,233	$(884)	(4.0)%

Salaries and Employee Benefits

Salaries and employee benefits expense, the largest category of non-interest expense, totaled $2.8 million at the Bank and $1.5 million at ALC for the third quarter of 2014, as compared with $2.6 million at the Bank and $1.4 million at ALC during the third quarter of 2013. For the nine months ended September 30, 2014, salaries and employee benefits expense totaled $8.0 million and $4.5 million for the Bank and ALC, respectively, compared with $7.7 million and $4.2 million, respectively, for the same period in 2013. Both nine-month periods also include approximately $0.1 million in deferred fees earned by members of the Company’s board of directors. The increases at both the Bank and ALC resulted in part from general merit increases. Additionally, both the three- and nine-month periods ended September 30, 2014 include non-cash expenses totaling approximately $0.3 million associated with the issuance of stock options to certain members of management and the board of directors. No stock options were issued in 2013. Absent the expense in 2014 associated with stock options, the Company’s salaries and employee benefits expense increased 1.8 % and 2.6%, respectively, for the three- and nine-month periods ended September 30, 2014 compared with the same periods in 2013. Management at both the Bank and ALC remain committed to providing salaries and benefits packages to employees at levels that are competitive with industry standards in order to ensure that we continue to provide quality service to our customers. Accordingly, we expect salaries and benefits expense to generally increase commensurate with market-based increases over time.

Other Real Estate / Foreclosure Expense

Other real estate / foreclosure expense includes both the cost of carrying OREO and write-downs of OREO. Cost of carrying OREO includes property taxes, attorney fees, maintenance, security and the cost of obtaining independent property appraisals. Write-downs include impairments recorded on existing OREO properties in order to carry the property at the lower of cost or fair value, less estimated cost to sell. The table above presents write-downs netted with gains or losses recorded upon the sale of OREO properties.

At both FUSB and ALC, reductions in writedowns and losses on the sale of real estate have been a significant factor in the overall reduction of other real estate / foreclosure expenses. For the nine months ended September 30, 2014, these expenses totaled $0.1 million for both the Bank and ALC, compared with $0.5 million and $0.9 million for the Bank and ALC, respectively, for the nine months ended September 30, 2013. For the third quarter of 2014, these expenses totaled less than $0.1 million for the Bank and ALC combined, compared with approximately $0.3 million for the third quarter of 2013. The reduction in write-downs at both the Bank and ALC resulted from management’s ongoing efforts to sell OREO, along with stabilizing real estate values in certain service areas as compared with the prior year.

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

Provision for Income Taxes

Income tax expense was $0.4 million for both the third quarter of 2014 and the third quarter of 2013. For the nine-month periods ended September 30, 2014 and 2013, income tax expense was $1.3 million and $1.2 million, respectively. The effective tax rate was 33.0% for the third quarter of 2014, compared with 27.9% for the third quarter of 2013. For the nine-month period ended September 30, 2014, the effective tax rate was 31.4%, compared with 28.9% for the nine months ended September 30, 2013. The Company’s effective tax rate is expected to fluctuate to a certain degree primarily due to recurring items such as increases in the cash surrender value of bank-owned life insurance and tax-exempt interest income earned from bank-qualified municipal bonds and loans. The increases in the effective tax rates for both the three- and nine-month periods in 2014 compared with the same periods in 2013 were primarily due to decreases in tax-exempt interest income, as yields on these investments have declined.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to generate interest income, to provide liquidity and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The expected average maturity of securities in the investment portfolio was 3.2 years and 3.5 years as of September 30, 2014 and December 31, 2013, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of September 30, 2014, available-for-sale securities totaled $179.3 million, or 83.1% of the total investment portfolio, compared to $135.8 million, or 79.5% of the total investment portfolio, as of December 31, 2013. As of September 30, 2014, available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government sponsored agencies and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of September 30, 2014, held-to-maturity securities totaled $36.5 million, or 16.9% of the total investment portfolio, compared to $35.1 million, or 20.5% of the total investment portfolio, as of December 31, 2013. As of September 30, 2014, held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government sponsored agencies and obligations of states and political subdivisions.

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio segment for both FUSB and ALC at the end of each of the past five quarters as of September 30, 2014.

	FUSB
	2014			2013
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans
Construction, land development and other land loans	$9,813	$10,223	$10,727	$11,348	$13,650
Secured by 1-4 family residential properties	30,867	31,596	33,065	34,978	35,532
Secured by multi-family residential properties	20,459	20,459	21,748	22,095	22,085
Secured by non-farm, non-residential properties	112,512	119,574	121,801	122,430	121,586
Other	61	72	750	761	771
Commercial and industrial loans	18,216	17,385	18,450	37,772	38,665
Consumer loans	7,719	8,471	9,187	9,886	11,045
Other loans	403	976	1,209	604	746

Total loans	$200,050	$208,756	$216,937	$239,874	$244,080
Less unearned interest, fees and deferred cost	116	122	135	149	160
Allowance for loan losses	4,789	5,036	5,523	6,272	6,349

Net loans	$195,145	$203,598	$211,279	$233,453	$237,571

	ALC
	2014			2013
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	22,668	24,168	25,154	26,621	27,807
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans	57,508	53,766	48,717	48,938	47,426
Other loans	—	—	—	—	—

Total loans	$80,176	$77,934	$73,871	$75,559	$75,233
Less unearned interest, fees and deferred cost	7,524	6,810	5,389	4,961	5,093
Allowance for loan losses	2,627	2,636	3,044	3,124	2,933

Net loans	$70,025	$68,488	$65,438	$67,474	$67,207

At FUSB, the decrease in loan balances resulted primarily from significant loan payoffs and soft loan demand, particularly in the Bank’s rural service locations, as well as the migration of nonperforming loans to OREO during the nine months ended September 30, 2014. The majority of the decrease occurred during the first quarter of 2014, primarily as a result of one significant commercial and industrial loan, totaling approximately $13.0 million, that was paid off in accordance with scheduled maturities. In addition, during the nine months ended September 30, 2014, two additional loans totaling approximately $6.3 million paid off. Furthermore, loans classified as substandard or below totaling approximately $10.2 million as of December 31, 2013 were eliminated from the loan portfolio, either through pay off, charge off or transfer to OREO, during the first nine months of 2014. The lending environment remains highly competitive, which has impeded new loan production. Although loan growth is a major focus of management at the Bank, quality loan growth will remain a challenge. Continued reductions in loan volume could result in reductions in interest income, as well as net income, from the levels experienced during the nine months ended September 30, 2014 and 2013.

At ALC, the increase in total loans since September 30, 2013 has resulted largely from increased efforts by management to obtain point-of-sale consumer loans through arrangements with well-known retailers. These efforts have also contributed to overall improvement in the credit quality of ALC’s loan portfolio.

The tables below summarize changes in the allowance for loan losses and certain asset quality ratios for the third quarter of 2014 and the previous four quarters at both FUSB and ALC.

	FUSB
	2014			2013
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in Thousands)
Balance at beginning of period	$5,036	$5,523	$6,272	$6,349	$8,622
Charge-offs:
Commercial and industrial	13	—	268	75	14
Commercial real estate	23	270	606	105	1,610
Residential real estate	21	76	3	192	303
Consumer installment	80	2	14	100	132

Total charge-offs	137	348	891	472	2,059
Recoveries	439	187	317	2,795	86

Net recoveries (charge-offs)	302	(161)	(574)	2,323	(1,973)
Provision for loan losses	(549)	(326)	(175)	(2,400)	(300)

Ending balance	$4,789	$5,036	$5,523	$6,272	$6,349

as a % of loans	2.39%	2.41%	2.55%	2.61%	2.60%

	ALC
	2014			2013
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,636	$3,044	$3,124	$2,933	$3,013
Charge-offs:
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	76	38	58	118	125
Consumer installment	613	654	838	850	726

Total charge-offs	689	692	896	968	851
Recoveries	186	222	227	200	231

Net recoveries (charge-offs)	(503)	(470)	(669)	(768)	(620)
Provision for loan losses	494	62	589	959	540

Ending balance	$2,627	$2,636	$3,044	$3,124	$2,933

as a % of loans	3.28%	3.38%	4.12%	4.13%	3.90%

The decreases in the allowance for loan losses at both the Bank and ALC resulted from continued problem asset resolution by management during the first nine months of 2014 and overall improvement in the credit quality of the loan portfolio, including lower levels of non-accrual loans. We believe that growing the loan portfolio at the Bank and ALC with quality loans, along with continued efforts to reduce non-performing loans, should result in continued reduction in the allowance for loan losses as a percentage of loans.

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

Non-Performing Assets

Non-performing assets as of September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013 were as follows (dollars in thousands):

	Consolidated
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Non-accrual loans	$4,903	$4,828	$7,408	$10,565	$12,750
Accruing loans past due 90 days or more	1,468	1,460	1,538	1,661	1,853
Other real estate owned	10,310	10,308	10,384	9,310	11,372

Total	$16,681	$16,596	$19,330	$21,536	$25,975
Non-performing assets as a percentage of net loans and other real estate	5.90%	5.72%	6.54%	6.74%	8.00%

	FUSB
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Non-accrual loans	$4,683	$4,510	$7,108	$10,372	$12,544
Accruing loans past due 90 days or more	11	5	5	—	—
Other real estate owned	9,458	9,484	9,482	8,464	10,522

Total	$14,152	$13,999	$16,595	$18,836	$23,066
Non-performing assets as a percentage of net loans and other real estate	6.76%	6.42%	7.33%	7.59%	9.07%

	ALC
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Non-accrual loans	$220	$318	$300	$193	$206
Accruing loans past due 90 days or more	1,457	1,455	1,533	1,661	1,853
Other real estate owned	852	824	902	846	850

Total	$2,529	$2,597	$2,735	$2,700	$2,909
Non-performing assets as a percentage of net loans and other real estate	3.44%	3.61%	3.94%	3.78%	4.10%

At FUSB, non-performing assets declined significantly between September 30, 2013 and September 30, 2014, both in total dollars and as a percentage of net loans and OREO. The decrease was driven primarily by decreases in non-accrual loans at the Bank, as management continues to work through the natural migration of nonperforming assets from non-accrual stage to OREO, and ultimately, off the Company’s balance sheet as OREO property is sold. For the three months ended September 30, 2014, there was an increase in non-accrual loans at the Bank totaling approximately $0.2 million. We do not believe that the increase is indicative of a change in the general trend of reductions in nonperforming assets that we have experienced over the past year; however, given the inherent uncertainty regarding economic conditions and the potential for changes in the financial conditions of the Bank’s borrowers, we are unable to assess future trends in nonperforming assets with any level of certainty.

At ALC, as of September 30, 2014, there continues to be a downward trend in the level of nonperforming assets primarily resulting from efforts to monitor non-accruals and dispose of foreclosed properties in a timely manner, coupled with changes in origination criteria that have improved the average credit profile of ALC’s borrowers.

Deposits

Total deposits decreased 2.0%, from $484.3 million as of December 31, 2013, to $474.5 million as of September 30, 2014. Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. Core deposits totaled $392.0 million, or 82.6% of total deposits, as of September 30, 2014, compared with $391.3 million, or 80.8% of total deposits, as of December 31, 2013.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future and is making efforts to ensure that an adequate level of deposits are retained to fund the Company’s activities. However, various economic and competitive factors could affect this funding source in the future. The Company’s loan to deposit ratio was 55.9% as of September 30, 2014, and 62.1% as of December 31, 2013.

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. During the third quarter of 2014, these borrowings represented 1.3% of average interest-bearing liabilities, compared with 1.5% in the third quarter of 2013.

Shareholders’ Equity

As of September 30, 2014, shareholders’ equity totaled $73.9 million, or 13.1% of total assets, compared with $70.1 million, or 12.3% of total assets, as of December 31, 2013. The increase in shareholders’ equity during the nine months ended September 30, 2014 resulted primarily from net income of $2.8 million, combined with the increase of $0.6 million (net of tax) in accumulated other comprehensive income due to unrealized holding gains on available-for-sale investment securities, which are recorded at estimated fair value. The fair value of the available-for-sale portfolio fluctuates significantly based on changes in interest rates. Accordingly, the unrealized gains during the first nine months of 2014 are not necessarily indicative of future performance of the portfolio.

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

As of September 30, 2014, the Bank had up to $168.8 million in borrowing capacity (subject to available collateral) from the FHLB and $18.8 million in established federal funds lines. As of December 31, 2013, the Bank had up to $170.9 million in borrowing capacity (subject to available collateral) from the FHLB and $18.8 million in established federal funds lines. Of this capacity, the Bank had $5.0 million in outstanding borrowings as of both September 30, 2014 and December 31, 2013.

USBI and the Bank are required to maintain certain levels of regulatory capital. As of September 30, 2014 and December 31, 2013, USBI and the Bank were in compliance with all regulatory capital requirements.

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

The primary functions of asset and liability management are to (1) assure adequate liquidity, (2) maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities, (3) maximize the profit of the Company and (4) reduce risks to capital. Liquidity management involves the ability to meet day-to-day cash flow requirements of customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform a primary function under its role as a financial intermediary and would not be able to meet the needs of the communities that it serves. Interest rate risk management focuses on the maturity structure and repricing characteristics of its assets and liabilities when changes occur in market interest rates. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on short- and long-term net interest margin and net interest income.

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, are additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $96.2 million as of September 30, 2014 and $123.5 million as of December 31, 2013.

Investment securities forecasted to mature or reprice over the next twelve months ending September 30, 2015 are estimated to be $15.0 million, or approximately 7.0% of the investment portfolio, as of September 30, 2014. For comparison, principal payments on investment securities totaled $23.9 million, or 11.1% of the investment portfolio, as of September 30, 2014.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of September 30, 2014, the investment securities portfolio had an estimated average maturity of 3.2 years, and approximately 77.8% of the portfolio (including both available-for-sale and held-to-maturity designations) was expected to be repaid within five years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of September 30, 2014 and December 31, 2013, the Company had short-term borrowings and long-term debt totaling approximately 1.0% and 1.1%, respectively, of total liabilities and equity.

As of September 30, 2014 and December 31, 2013, the Company had up to $163.8 million and $165.9 million, respectively, in remaining borrowing capacity from the FHLB (subject to available collateral). Additionally, the Company had $18.8 million of unused capacity in established federal funds lines as of both September 30, 2014 and December 31, 2013.

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

Measuring Interest Rate Sensitivity

The Company measures changes in net interest income and net interest margin on a monthly basis through income simulation over various interest rate shock scenarios, including plus or minus 1%, 2%, 3% and 4% scenarios. Each month, management evaluates how changes in short- and long-term interest rates may impact future profitability, as reflected in the Company’s net interest margin.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

USBI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in USBI’s Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to USBI’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

USBI’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the USBI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2014, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, USBI’s management concluded, as of September 30, 2014, that USBI’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in USBI’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

There were no changes in USBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or about September 18, 2014, subsequent to mediation of the dispute on August 13, 2014, ALC entered into a settlement agreement and mutual release (the “Settlement Agreement”) to resolve all remaining claims alleged in the consolidated civil action originally commenced by Malcomb Graves Automotive, LLC, Malcomb Graves and Tina Graves in the Circuit Court of Shelby County, Alabama on September 27, 2007. Although the original complaint asserted counts against USBI, the Bank, ALC and their respective directors and officers, all defendants had been previously dismissed except for ALC, and only two of the original eighteen counts remained pending. As a result of the Settlement Agreement, the consolidated civil action has been dismissed, with prejudice.

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

The following table sets forth purchases made by or on behalf of USBI or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of USBI’s common stock during the third quarter of 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
July 1 – July 31	—		$—	—	242,303
August 1 – August 31	$8,279	(2)	$8.18	—	242,303
September 1 – September 30	$1,850	(2)	$8.48	—	242,303

Total	$10,129		$8.24	—	242,303

(1)	On December 20, 2013, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, USBI was authorized to repurchase up to 642,785 shares of common stock. The expiration date of the extended repurchase program is December 31, 2014. As of September 30, 2014, there were 242,303 shares that may still be purchased under the program.
(2)	10,129 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares Inc. Employee Stock Ownership Plan (With 401(k) Provisions).

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: November 13, 2014

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to the Exhibits to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

3.2A	First Amendment to the Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed February 24, 2012.

10.1	Form of Nonqualified Stock Option Agreement (Executive Officers and Directors – Immediate Vesting).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.