Form 10-K
period 2014-12-31
UNITED SECURITY BANCSHARES INC
filed 2015-03-12
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 0-14549

UNITED SECURITY BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0843362
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 West Front Street, Post Office Box 249 Thomasville, Alabama	36784
(Address of Principal Executive Offices)	(Zip Code)

334-636-5424

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2014, was $47,022,848.

As of March 6, 2015, the registrant had outstanding 6,043,292 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders to be held on April 24, 2015 are incorporated by reference into Part III of this Form 10-K.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December  31, 2014

*	Portions of the definitive proxy statement for the registrant’s 2015 Annual Meeting of Shareholders to be held on April 24, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, we, through our senior management, from time to time make forward-looking statements concerning our expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in our Securities and Exchange Commission filings and other public announcements, including the factors described in this Annual Report on Form 10-K for the year ended December 31, 2014. Specifically, with respect to statements relating to loan demand, growth and earnings potential and the adequacy of the allowance for loan losses, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

In addition, our business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

PART I

Item 1.	Business.

United Security Bancshares, Inc. (“USBI”) is a Delaware corporation organized in 1999 as a successor by merger with United Security Bancshares, Inc., an Alabama corporation. USBI is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and it operates one banking subsidiary, First US Bank (“FUSB” or “the Bank”). The Bank was formerly known as First United Security Bank and changed its name to First US Bank on December 15, 2014.

The Bank conducts a general commercial banking business and offers banking services such as demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama. The Bank has two wholly-owned subsidiaries: Acceptance Loan Company, Inc. (“ALC”) and FUSB Reinsurance, Inc. (“FUSB Reinsurance”). As used herein, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to USBI, as well as the Bank, ALC, and FUSB Reinsurance collectively.

ALC is an Alabama corporation with approximately 22,000 consumer and real estate loans outstanding. ALC operates and serves its customers through twenty-four offices in Alabama and southeast Mississippi, including the ALC headquarters located in Jackson, Alabama. ALC’s business is generated through referrals from retail businesses, banks and customer mailings. ALC serves customers with a broad range of consumer loan needs. ALC’s lending guidelines are based on an established company policy that is reviewed regularly by its Loan Committee. The lending guidelines include the consideration of collateral (age, type and loan-to-value), loan term, the borrower’s budget (debt-to-income ratio), employment and residence history, credit score and credit history and prior experience with ALC. ALC’s average loan size is approximately $3,800, with an average term of 24 to 36 months. ALC currently has loans of approximately $75 million, which carry an average yield of 19%. Interest rates charged vary depending on the consideration of certain factors, such as credit score and collateral. Approximately 28% of ALC’s current loan portfolio is secured by real estate and single family residence loans, with the remaining portion of the portfolio secured by various other types of collateral, depending on the type of loan being secured. As a result of weakness in the real estate market, ALC suspended making new real estate loans in May 2012.

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

Employees

USBI has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2014, the Bank had 179 full-time equivalent employees, and ALC had 113 full-time equivalent employees. FUSB Reinsurance has no employees.

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

Supervision and Regulation

General

The Company is extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and condition USBI’s ability to repurchase stock or to receive dividends from the Bank. USBI is subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Bank and its subsidiaries are subject to comprehensive examination and supervision by the Alabama State Banking Department (the “ASBD”) and the Federal Deposit Insurance Corporation (the “FDIC”). These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of the Company. This supervisory framework could materially impact the conduct and profitability of the Company’s activities.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of the particular statutory and regulatory provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal level. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on the Company, are difficult to ascertain. A change in applicable laws and regulations, or in the manner such laws or regulations are interpreted by regulatory agencies or courts, may have a material effect on our business, operations and earnings.

Bank Holding Company Act (the “BHCA”)

USBI is registered as a bank holding company and is subject to regulation and supervision by the Federal Reserve. The BHCA requires USBI to secure the prior approval of the Federal Reserve before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank or thrift, or merges or consolidates with another bank or thrift holding company. Further, under the BHCA, the activities of USBI and any nonbank subsidiary are limited to: (i) those activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto, and (ii) investments in companies not engaged in activities closely related to banking, subject to quantitative limitations on the value of such investments. Prior approval of the Federal Reserve may be required before engaging in certain activities. In making such determinations, the Federal Reserve is required to weigh the expected benefits to the public, such as greater convenience, increased competition and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.

The BHCA was substantially amended by the Gramm-Leach-Bliley Act (the “GLBA”), which, among other things, permits a “financial holding company” to engage in a broader range of non-banking activities, and to engage on less restrictive terms in certain activities than were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. To become a financial holding company, USBI must certify that the Bank is both “well-capitalized” and “well managed” (as defined by federal law), and has at least a “satisfactory” Community Reinvestment Act (“CRA”) rating. At this time, USBI has not elected to become a financial holding company.

There are a number of restrictions imposed on the Company by law and regulatory policy that are designed to minimize potential loss to the depositors of the Bank and the Deposit Insurance Fund maintained by the FDIC (as discussed in more detail below) in the event the Bank should become insolvent. For example, the Federal Reserve requires bank holding companies to serve as a source of financial strength to their subsidiary depository institutions and to commit resources to support such institutions in circumstances where they might not do so absent such a requirement. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Any capital loan by USBI to the Bank is subordinate in right of payment to deposits and certain other indebtedness of the Bank. In addition, in the event of USBI’s bankruptcy, any commitment by USBI to a federal banking regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Federal Deposit Insurance Act (“FDIA”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as a subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the institution’s holding company, with respect to any extensions of credit they have made to such insured depository institution.

Supervision and Regulation of the Bank

The operations and investments of the Bank are also limited by federal and state statutes and regulations. The Bank is subject to supervision and regulation by the ASBD and the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans it may originate, and limits on the types of other activities in which the Bank may engage and the investments it may make.

The Bank is subject to federal laws that limit the amount of transactions between the Bank and its nonbank affiliates, including USBI. Under these provisions, transactions (such as a loan or investment) by the Bank with nonbank affiliates are generally limited to 10% of the Bank’s capital and surplus for all covered transactions with any one affiliate, or 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit to affiliates, with limited exceptions, must be secured by eligible collateral in specified amounts. The Bank is also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposed additional requirements on transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the length of time for which collateral requirements regarding covered transactions must be maintained. These additional requirements became effective on July 21, 2011.

Securities and Exchange Commission

USBI is under the jurisdiction of the Securities and Exchange Commission (“SEC”) for matters relating to the offering and sale of its securities and is subject to the SEC’s rules and regulations related to periodic reporting, reporting to shareholders, proxy solicitations and insider trading regulations.

Monetary Policy

The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve have a significant effect upon the operating results of commercial banks such as the Bank. The Federal Reserve has a significant impact upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member banks’ deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

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

On February 7, 2011, the FDIC approved a final rule on Assessments, Dividend Assessment Base and Large Bank Pricing (the “Final Rule”), which became effective on April 1, 2011. The Final Rule implements the changes to the deposit insurance assessment system mandated by the Dodd-Frank Act, including, among other things, changing the assessment base as described above. Tangible equity is defined in the Final Rule as Tier I capital and is calculated monthly, unless, like the Bank, the insured depository institution has less than $1 billion in assets, in which case the insured depository institution must calculate Tier I capital on an end-of-quarter basis. Parents or holding companies of other insured depository institutions are required to report separately from their subsidiary depository institutions.

The Final Rule retains the unsecured debt adjustment, which lowers an insured depository institution’s assessment rate for any unsecured debt on its balance sheet. In general, the unsecured debt adjustment in the Final Rule equals the initial base assessment rate plus 40 basis points and is capped at the lower of 5 basis points or 50 percent of the depository institution’s initial base assessment rate. The Final Rule also contains a brokered deposit adjustment for assessments. The Final Rule provides an exemption to the brokered deposit adjustment to financial institutions that are “well-capitalized” and have composite CAMELS ratings of 1 or 2. CAMELS ratings are confidential ratings used by the federal and state regulators for assessing the soundness of financial institutions. These ratings range from 1 to 5, with 1 being the highest rating.

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

The Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and, for each of the four quarters in calendar year 2014, equaled 0.62 basis points of assessable deposits.

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

Dividend Restrictions

Under applicable Delaware law, dividends may be paid only out of “surplus,” defined as an amount equal to the present fair value of the total assets of the corporation, minus the present fair value of the total liabilities of the corporation, minus the capital of the corporation as determined in accordance with the Delaware General Corporation Law. In the event there is no surplus, dividends may be paid out of the net profits of the corporation for the fiscal year in which the dividend is declared and/or the immediately preceding fiscal year. Dividends may not be paid, however, out of net profits of the corporation if the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets is impaired. Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the Company’s capital, asset quality and financial condition.

Since it has no significant independent sources of income, the ability of USBI to pay dividends is dependent upon its ability to receive dividends from the Bank. Under Alabama law, a state-chartered bank must annually transfer to surplus at least 10% of its “net earnings” (defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, less all current operating expenses, actual losses, accrued dividends on preferred stock, and all federal, state and local taxes) until the bank’s surplus is at least 20% of its capital. Until the bank’s surplus reaches this level, a bank may not declare a dividend in excess of 90% of its net earnings. Once a bank’s surplus equals or exceeds 20% of its capital, if the total of all dividends declared by the bank in a calendar year will exceed the sum of its net earnings for that year and its retained net earnings for the preceding two years (less any required transfers to surplus), then the bank must obtain prior written approval from the Superintendent of the ASBD. The bank may not make any dividends, withdrawals or transfers from surplus without the prior written approval of the Superintendent. The FDIC prohibits payment of cash dividends if, as a result, the institution would be undercapitalized or the Bank is in default with respect to any assessment due to the FDIC, including a deposit insurance assessment. These restrictions could materially influence the Bank’s and therefore USBI’s ability to pay dividends.

Capital Adequacy Guidelines

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III requires bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. The Dodd-Frank Act adopted the Basel III capital framework for the United States financial system and mandated that the federal bank regulatory agencies adopt rules and regulations to implement the Basel III requirements.

Among other things, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to a bank holding company that are no less stringent than those currently applied to depository institutions. In July 2013, the federal banking agencies, including the Federal Reserve and the FDIC, adopted a final rule (the “Basel III Final Rule”) implementing these standards. Under the Basel III Final Rule, trust preferred securities are excluded from Tier I capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets, subject to certain limits. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Final Rule, which implements this requirement, the Bank must maintain a capital conservation buffer consisting of additional common equity Tier I capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases and paying certain discretionary bonuses. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

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

Bank assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are assigned certain credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weighting will apply. Those computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category. Exceptions include municipal or state revenue bonds, which have a 50% risk-weighting, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the United States government, which have a 0% risk-weighting. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighting. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term commercial letters of credit have a 20% risk-weighting, and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

Under the Basel III Final Rule, effective as of January 1, 2015, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. The required ratio of “Tier I capital” (consisting generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets) increased from 4% to 6% in January 2015. Although there was previously no required ratio of “Common Equity Tier I capital” (which generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and AOCI, subject to certain adjustments) to risk-weighted assets, a required minimum ratio of 4.5% took effect in January 2015 as well. The remainder of total capital, or “Tier II capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) preferred stock not qualifying as Tier I capital, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities and (f) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total Capital is the sum of Tier I capital and Tier II capital (which is included only to the extent of Tier I capital), less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the FDIC. At December 31, 2014, the Company’s and the Bank’s Tier I and Total Capital ratios were 21.35% and 22.61%, respectively, for USBI and 21.52% and 22.78%, respectively, for the Bank.

In addition, the Federal Reserve and FDIC have established minimum leverage ratio requirements for banking organizations they supervise, calculated as the ratio of Tier I capital to adjusted average consolidated assets. Under the Basel III Final Rule, as of January 1, 2015, the required minimum leverage ratio for all banks is 4%. At December 31, 2014, USBI’s and the Bank’s leverage ratios were 11.75% and 11.85%, respectively. The Tier I, Total capital and leverage ratios described above were calculated in accordance with the capital regulatory framework in effect as of December 31, 2014 and therefore may have been different had they been calculated pursuant to the framework set forth in the Basel III Final Rule.

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

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that federal banking agencies are required to take, and certain actions that they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the prompt corrective action rules effective as of January 1, 2015, an institution is deemed “well-capitalized” if its leverage ratio, Common Equity Tier I ratio, Tier I capital ratio and Total capital ratio meet or exceed 5%, 6.5%, 8% and 10%, respectively. An institution is deemed to be “adequately capitalized” or better if its leverage, Common Equity Tier I, Tier I, and Total capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimum capital requirements. An institution is “significantly undercapitalized” if its leverage, Common Equity Tier I, Tier I, and Total capital ratios fall below 3%, 3%, 4% and 6%, respectively, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions, including a prohibition on payment of dividends, a limitation on asset growth and expansion in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including: increased reporting burdens and regulatory monitoring; limitations on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business; obligations to raise additional capital; restrictions on transactions with affiliates; and restrictions on interest rates paid by the institution on deposits. In certain cases, banking regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for 90 days, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

As of December 31, 2014, the Company and the Bank were classified as “well-capitalized.” This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the Company and the Bank.

Community Reinvestment Act

The CRA requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low-income areas and borrowers. The CRA also requires the FDIC to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the communities they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” The Bank’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities. At its most recent CRA evaluation, the results of which were made publicly available on March 1, 2014, the Bank earned a “satisfactory” CRA rating.

USA PATRIOT Act

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act, which amended the U.S. Bank Secrecy Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act also mandates that financial institutions establish anti-money laundering programs meeting certain standards and requires the federal banking regulators to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing applications for bank mergers and bank holding company acquisitions. The Bank has implemented internal controls to facilitate compliance with the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) comprehensively revised the laws affecting corporate governance, auditing and accounting, executive compensation and corporate reporting for entities, such as USBI, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, Sarbanes-Oxley and its implementing regulations established new membership requirements and additional responsibilities for audit committees, imposed restrictions on the relationship between public companies and their outside auditors (including restrictions on the types of non-audit services our auditors may provide), imposed additional responsibilities for public companies’ external financial statements on the companies’ chief executive officer and chief financial officer, and expanded the disclosure requirements for corporate insiders. The requirements are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors. USBI and its Board of Directors have, as appropriate, adopted or modified USBI’s policies and practices in order to comply with these regulatory requirements and to enhance USBI’s corporate governance practices.

As required by Sarbanes-Oxley, we have adopted a Code of Business Conduct and Ethics applicable to our Board, executives and employees. This Code of Conduct can be found on the Company’s website at http://www.firstusbank.com under the tabs “About Us – Investor Relations.”

Privacy of Customer Information

The GLBA and the implementing regulations issued by federal regulatory agencies require financial institutions (including banks, insurance agencies and broker/dealers) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, are prohibited from disclosing such information except as provided in their policies and procedures. In addition, the GLBA established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

The Consumer Financial Protection Bureau

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), an independent bureau within the Federal Reserve with broad authority to regulate the consumer finance industry, including regulated financial institutions, non-banks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer financial laws, to oversee several entities and market segments not previously under the supervision of a federal regulator, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive or abusive. The federal consumer financial laws and all of the functions and responsibilities associated with them, many of which were previously enforced by other federal regulatory agencies, were transferred to the CFPB on July 21, 2011. While the CFPB has the power to interpret, administer and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if such institutions have less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

Mortgage Loan Origination

The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and the implementing final rule adopted by the CFPB, (the “ATR/QM Rule”), a financial institution may not make a residential mortgage loan to a consumer unless it first makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the ATR/QM Rule limits prepayment penalties and permits borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as defined by the CFPB. For this purpose, the ATR/QM Rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration, Veterans Administration, or United States Department of Agriculture. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only or negative amortization payments. The ATR/QM Rule specifies the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. The ATR/QM Rule became effective on January 10, 2014.

In addition, Section 941 of the Dodd-Frank Act amended the Exchange Act to require sponsors of asset-backed securities (ABS) to retain at least 5 percent of the credit risk of the assets underlying the securities and generally prohibits sponsors from transferring or hedging that credit risk. In October 2014, the federal banking regulatory agencies adopted a final rule to implement this requirement (the “Risk Retention Rule”). Among other things, the Risk Retention Rule requires a securitizer to retain not less than 5 percent of the credit risk of any asset that the securitizer, through the issuance of an ABS, transfers, sells, or conveys to a third party; and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain. In certain situations, the final rule allows securitizers to allocate a portion of the risk retention requirement to the originator(s) of the securitized assets, if an originator contributes at least 20 percent of the assets in the securitization. The Risk Retention Rule also provides an exemption to the risk retention requirements for an ABS collateralized exclusively by Qualified Residential Mortgages, or QRMs, and ties the definition of a QRM to the definition of a “qualified mortgage” established by the CFPB for purposes of evaluating a consumer’s ability to repay a mortgage loan. The federal banking agencies have agreed to review the definition of QRMs in 2019, following the CFPB’s own review of its “qualified mortgage” regulation. The Risk Retention Rule will take effect in late 2015, one year after its publication in the Federal Register.

Mortgage Loan Servicing

On January 17, 2013, the CFPB issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules contain additional requirements for communications with borrowers, address the maintenance of customer account records, govern procedures for responding to written borrower requests and complaints of errors, and provide guidance regarding servicing delinquent loans, foreclosure proceedings, and loss mitigation efforts, among other measures. These rules became effective on January 10, 2014 and have in general led to increased costs to service loans across the mortgage industry.

The Volcker Rule

On December 10, 2013, five federal financial regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules implementing the so-called “Volcker Rule” embodied in Section 13 of the BHCA, which was added by Section 619 of the Dodd-Frank Act. The Volcker Rule completes the process begun in October 2011, when the agencies introduced proposed implementing rules for comment. In general, the Volcker Rule prohibits banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in, and relationships with, hedge funds or private equity funds, or covered funds. The Volcker Rule is intended to provide greater clarity with respect to both the extent of those primary prohibitions and the related exemptions and exclusions.

The Volcker Rule also requires each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community and small banks, like the Bank, are afforded some relief under the Volcker Rule. If such banks are engaged only in exempted proprietary trading, such as trading in United States government, agency, state, and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the rule, it need only incorporate references to the Volcker Rule into its existing policies and procedures. The Volcker Rule was effective as of April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015.

On January 15, 2014, the federal banking agencies issued an interim final rule (the “Interim Rule”), that exempts certain collateralized debt obligations backed by trust-preferred securities, also known as TruPS CDOs, from the broad restrictions of the Volcker Rule. Specifically, the Interim Rule provides that the covered fund restrictions of the Volcker Rule are inapplicable to a banking entity’s ownership interest in, or sponsorship of, any issuer of TruPS CDOs, provided that: (1) the TruPS CDOs were issued before May 19, 2010, by a holding company with $15 billion or less in total consolidated assets, and (2) the banking entity acquired the interest in the TruPS CDOs on or before December 10, 2013, or acquired the interest in the course of a merger with or acquisition of a banking entity that itself acquired the interest on or before that date.

Other Provisions of the Dodd-Frank Act

The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape. In addition to the reforms and provisions previously mentioned, the Dodd-Frank Act also:

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

•	repeals Regulation Q, the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

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

While designed primarily to reform the financial regulatory system, the Dodd-Frank Act also contains a number of corporate governance provisions that will affect public companies with securities registered under the Exchange Act. The Dodd-Frank Act requires the SEC to adopt rules that may affect the Company’s executive compensation policies and disclosure. It also exempts “smaller reporting companies,” like USBI, from the requirement, originally enacted under Section 404(b) of Sarbanes-Oxley, that the Company’s independent auditor attest to and report on management’s assessment of internal control over financial reporting.

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

Federal Home Loan Bank Membership

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). Each member of the FHLBA is required to maintain a minimum investment in the Class B stock of the FHLBA. The Board of Directors of the FHLBA can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase the Bank’s investment in the FHLBA depends entirely upon the occurrence of a future event, the Company is unable to determine the extent of future required potential payments to the FHLBA at this time. Additionally, in the event that the Bank fails, the right of the FHLBA to seek repayment of funds loaned to the Bank will take priority (a “super lien”) over all other creditors.

Other Laws and Regulations

Our operations are subject to several additional laws, some of which are specific to banking and others of which are applicable to commercial operations generally. For example, with respect to our lending practices, we are subject to the following laws, among several others:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

•

Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows in connection with loans secured by one-to-four family residential properties;

•

Bank Secrecy Act, as amended by the USA PATRIOT Act, imposing requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing;

•

Sections 22(g) and 22(h) of the Federal Reserve Act which set lending restrictions and limitations regarding loans and other extensions of credit made to executive officers, directors, principal shareowners, and other insiders;

•	Sections 23A and 23B of the Federal Reserve Act, imposing restrictions regarding loans and other extensions of credit made by a bank to one or more of its affiliates; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to federal laws applicable to depository accounts, including:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•

Electronic Funds Transfer Act and Regulation E of the Federal Reserve, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

We are subject to a variety of laws and regulations that are not limited to banking organizations. For example, in lending to commercial and consumer borrowers, and in owning and operating its own property, the Bank is subject to regulations and potential liabilities under state and federal environmental laws.

We are heavily regulated by regulatory agencies at the federal and state levels. Like most of our competitors, we have faced and expect to continue to face increased regulation and regulatory and political scrutiny, which creates significant uncertainty for us and for the financial services industry in general.

Enforcement Powers

The Financial Institution Reform Recovery and Enforcement Act, or FIRREA, expanded and increased the penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants, such as attorneys, accountants, and others who participate in the conduct of the financial institution’s affairs. An institution can be subject to an enforcement action due to the failure to timely file required reports, the filing of false or misleading information, or the submission of inaccurate reports, or engaging in other unsafe or unsound banking practices.

FIRREA provided regulators with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties and to terminate an institution’s deposit insurance. It also expanded the power of banking regulatory agencies to issue regulatory orders. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies, and their respective subsidiaries by the appropriate regulatory agency.

Future Legislation and Regulation

Regulators have increased their focus on the regulation of the financial services industry in recent years, leading in many cases to greater uncertainty and compliance costs for regulated entities. For example, the provisions of the Dodd-Frank Act could require us to make material expenditures, particularly in the form of personnel training costs and additional compliance expenses. We also may be required to change certain of our business practices in order to comply with the Dodd-Frank Act and its implementing regulations, which in turn could adversely affect our ability to pursue business opportunities that we might otherwise consider pursuing, cause business disruptions, and/or have other impacts that are as of yet unknown to us. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines, or additional expenses.

Furthermore, proposals that could substantially intensify the regulation of the financial services industry have been and are expected to continue to be introduced in the United States Congress, in state legislatures, and by applicable regulatory authorities. These proposals may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals, or any implementing regulations, would have on our business, results of operations, or financial condition.

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

Dramatic declines in the housing market during recent years, along with increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. Although conditions have improved, a return of these trends could have a material adverse effect on our business and operations. Negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan and credit losses. Economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. These conditions would have adverse effects on us and others in the financial services industry.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduced demand for our products and services, which could have an adverse effect on our results of operations.

Economic recession or other economic problems, including those affecting our markets and regions, but also those affecting the U.S. or world economies, could have a material adverse impact on the demand for our products and services. Since the conclusion of the last recession, economic growth has been slow and uneven, and unemployment levels remain high. If economic conditions deteriorate, or if there are negative developments affecting the domestic and international credit markets, the value of our loans and investments may be harmed, which in turn would have an adverse effect on our financial performance, and our financial condition may be adversely affected. In addition, although deteriorating market conditions could adversely affect our financial condition, results of operations, and cash flows, we cannot provide any assurance that we would benefit from any market growth or favorable economic conditions, either in our primary market areas or nationally, even if they do occur.

Any litigation, regulatory investigations, proceedings, inquiries or changes could have a significant impact on the Company.

The financial services industry has experienced unprecedented market value declines caused primarily by the recent recession and real estate market deterioration. As a result of these adverse market conditions, financial institutions now face a heightened risk of litigation, proceedings, inquiries or regulatory changes. Such actions or changes could result in significant costs and thereby adversely affect the Company’s financial condition and results of operations.

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

The financial services industry is extensively regulated and supervised under both federal and state laws. We are subject to the regulation and supervision of the Federal Reserve, the FDIC and the ASBD. These regulations are intended primarily to protect depositors, the public and the DIF, and are not intended to protect shareholders. Additionally, the Company is subject to regulation, supervision and examination by other regulatory authorities, such as the SEC, the National Association of Securities Dealers, Inc. and state securities and insurance regulators. The Company is subject to changes in federal and state laws, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that could affect the Company. The Company cannot assure you that any changes in regulations or new laws will not adversely the Company’s performance or results of operations. The Company’s regulatory position is discussed in greater detail under “Item 1. Business – Supervision and Regulation.”

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

Although many of these legislative measures and regulatory efforts have been in place for several years, their aggregate effect on the financial markets remains uncertain. Implementation of the provisions of the Dodd-Frank Act through rulemaking by federal regulatory authorities has resulted in a series of significant changes to the banking industry as a whole, which could adversely affect the Company’s business, financial condition, results of operations and prospects.

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

The cost of complying with the regulations and policies of the CFPB could adversely affect the Company’s business.

The Dodd-Frank Act created the CFPB, a new regulatory entity with broad powers to supervise and enforce consumer protection laws. The CFPB has extensive rulemaking authority for a wide range of consumer protection laws that apply to banks and other types of lenders, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. It also has examination and enforcement authority over all banks with more than $10 billion in assets. Institutions with less than $10 billion in assets, like the Bank, are examined for compliance with consumer protection laws by their primary bank regulators, but these regulators defer to the CFPB’s rules and interpretations in evaluating a bank’s compliance with consumer protection laws. Therefore, although the CFPB does not directly supervise the Bank, the actions of the CFPB significantly impact the Bank’s operations.

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

The Company’s success depends to a certain extent on the general economic conditions of the geographic markets served by the Bank and its subsidiaries in the states of Alabama and Mississippi. The local economic conditions in these areas have a significant impact on the Company’s commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the southeastern United States in general or any one or more of these local markets could negatively impact the financial results of the Company’s banking operations and have a negative effect on profitability. For example, at present, significant unemployment in the timber industry has caused widespread economic distress in many of the areas served by the Company. A continuation of this trend or similar trends in other industries or sectors served by the Company could have a significant negative effect on the profitability of the Company.

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

Dividends from the Bank are USBI’s primary source of funds for the payment of dividends to its shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to USBI. The ability of the Bank to pay dividends, as well as USBI’s ability to pay dividends to its shareholders, will continue to be subject to and limited by the results of operations of the Bank and by certain legal and regulatory restrictions. Further, any lenders making loans to USBI may impose financial covenants that may be more restrictive than the legal and regulatory requirements with respect to the payment of dividends to shareholders. There can be no assurance as to whether or when USBI may pay dividends to its shareholders.

Extreme weather could cause a disruption in the Company’s operations, which could have an adverse impact on the Company’s profitability.

Some of the Company’s operations are located in areas near the Gulf of Mexico, a region that is susceptible to hurricanes and other forms of extreme weather. Such weather events could disrupt the Company’s operations and have a material adverse effect on its overall results of operations. Further, a hurricane, tornado or other extreme weather event in any of the Company’s market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of collateral held by the Company.

The Company needs to stay current on technological changes in order to compete and meet customer demands.

The financial services industry is undergoing rapid changes with frequent introductions of new technology-driven products and services. To remain competitive, financial institutions must continuously evaluate changing customer preferences with respect to emerging technologies and develop plans appropriate to address such changes in the most cost-effective manner possible. In addition to better serving customers, the effective use of technology increases efficiency and may enable financial institutions to reduce costs. The Company’s future success will depend, in part, on its ability to use technology to provide products and services that provide convenience to customers and create additional efficiencies in operations.

We continually encounter technological change and may have fewer resources than our competitors to continue to invest in technological improvements.

The banking and financial services industries are undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to enhancing the level of service provided to customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that enhance customer convenience and create additional efficiencies in operations. Many of our competitors have greater resources to invest in technological improvements, and we may not be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete.

Our information systems may experience a failure or interruption.

We rely heavily on communications and information systems to conduct our business. Any failure or interruption in the operation of these systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending, or other functions. While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We use information technology in our operations and offer online banking services to our customers, and unauthorized access to our or our customers’ confidential or proprietary information as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, or other security failures. In addition, our customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, may become the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ confidential, proprietary, and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage, or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential liability to clients, reputational damage, damage to our competitive position, and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

We are dependent upon outside third parties for the processing and handling of our records and data.

We rely on software developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio accounting. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of customer data. In addition, we maintain, or contract with third parties to maintain, daily backups of key processing outputs in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct business or process transactions, or incur damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such a disruption or breach of security may have a material adverse effect on our business.

The internal controls that we have implemented in order to mitigate risks inherent to the business of banking might fail or be circumvented.

Management regularly reviews and updates our internal controls and procedures that are designed to manage the various risks in our business, including credit risk, operational risk, and interest rate risk. No system of controls, however well-designed and operated, can provide absolute assurance that the objectives of the system will be met. If there were a failure of such a system, or if a system were circumvented, there could be a material adverse effect on our financial condition and results of operations.

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

The market price of USBI’s common stock has historically been volatile and likely will continue to be volatile. In particular, USBI’s common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

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

There are various regulatory restrictions on the ability of USBI’s subsidiaries to pay dividends or to make other payments to USBI. In addition, USBI’s right to participate in any distribution of assets of any of its subsidiaries upon a subsidiary’s liquidation or otherwise will be subject to the prior claims of creditors of that subsidiary, except to the extent that any of USBI’s claims as a creditor of such subsidiary may be recognized.

The Company’s performance and results of operations depend in part upon the soundness of other financial institutions.

The Company’s ability to engage in routine investment and banking transactions, as well as the quality and value of the Company’s investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition and profitability of such other financial institutions with which the Company transacts, including, without limitation, the FHLBA and the Bank’s correspondent banks. Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence in certain institutions and could lead to losses or defaults by other institutions. Any losses, defaults by, or failures of, the institutions with whom the Company transacts could adversely affect the Company’s debt and equity holdings in such other institutions, the Bank’s participation interests in loans originated by other institutions, and the Company’s business, including its liquidity, financial condition and earnings.

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

The Company, through the Bank, owns all of its offices, including its executive offices, without encumbrances, with the exception of office space in Pelham and a parking lot in Brent, which are leased. ALC owns a commercial building in Jackson, Alabama, which houses its Jackson branch office, and ALC leases additional office space throughout Alabama and southeast Mississippi. The Company believes that its properties are sufficient for its operations at the current time.

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

USBI’s common stock is listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 6, 2015, USBI had approximately 788 shareholders of record.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per share for USBI’s common stock as reported on the Nasdaq Capital Market, and the cash dividends declared per share in each such quarter.

	High	Low	Dividends Declared Per Share
2013
First Quarter	$8.26	$5.10	$0.00
Second Quarter	10.40	7.40	0.00
Third Quarter	10.00	7.86	0.00
Fourth Quarter	8.89	7.25	0.00

2014
First Quarter	$8.85	$7.40	$0.00
Second Quarter	8.84	7.61	0.00
Third Quarter	8.87	7.80	0.01
Fourth Quarter	8.99	8.31	0.02

The last reported sales price of USBI’s common stock as reported on the Nasdaq Capital Market on March 6, 2015, was $8.29.

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

The following table sets forth purchases made by or on behalf of USBI or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of USBI’s common stock during the fourth quarter of 2014.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
October 1-31, 2014	—		—	—	242,303
November 1-30, 2014	—		—	—	242,303
December 1-31, 2014	2,235	(2)	$8.68	—	242,303

Total	2,235		$8.68	—	242,303

(1)	On December 19, 2014, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, USBI is authorized to repurchase up to 642,785 shares of common stock before December 31, 2015, of which 242,303 shares remain available.
(2)	2,235 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. 401(k) Plan.

Item 6.	Selected Financial Data

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010 (Restated)*
	(Dollars in Thousands, except Per Share Amounts)
Results of Operations:
Interest income	$31,361	$33,636	$38,753	$42,346	$44,828
Interest expense	2,553	2,905	4,556	7,018	10,073

Net Interest Income	28,808	30,731	34,197	35,328	34,755
Provision (reduction in reserve) for loan losses	(74)	(642)	4,338	18,802	19,131
Non-interest income	5,091	4,865	5,565	8,728	10,166
Non-interest expense	28,595	30,802	32,484	40,288	32,122

Income before income taxes	5,378	5,436	2,940	(15,034)	(6,332)
Income taxes	1,829	1,509	745	(5,958)	(3,026)

Net income (loss)	$3,549	$3,927	$2,195	$(9,076)	$(3,306)

Per Share Data:
Basic net income (loss) per share	$0.58	$0.65	$0.36	$(1.51)	$(0.53)
Diluted net income (loss) per share	$0.57	$0.65	$0.36	$(1.51)	$(0.53)
Dividends declared	$0.03	$—	$—	$0.04	$0.44
Period end price per share	$8.84	$7.29	$5.36	$4.16	$11.21
Period end shares outstanding (in thousands)	6,034	6,028	6,024	6,016	6,011
Period End Balance Sheet:
Total assets	$572,609	$569,801	$567,133	$621,810	$621,739
Loans, net of allowance for loan losses	259,516	300,927	337,400	381,085	387,478
Allowance for loan losses	6,168	9,396	19,278	22,267	20,936
Investment securities, net	234,086	170,804	113,750	123,340	137,087
Total deposits	483,659	484,279	489,034	527,073	503,530
Long-term debt	5,000	5,000	—	20,000	30,000
Total shareholders’ equity	75,162	70,095	68,647	66,207	74,522
Performance Ratios:
Return on average assets	0.63%	0.70%	0.37%	-1.45%	-0.47%
Return on average equity	4.88%	5.68%	3.27%	-11.76%	-3.82%
Asset Quality:
Allowance for loan losses as a % of loans	2.32%	3.03%	5.40%	5.52%	5.13%
Nonperforming assets as a % of loans and other real estate	5.23%	6.74%	10.40%	8.48%	10.24%
Nonperforming assets as a % of total assets	2.50%	3.78%	6.78%	5.73%	7.15%

*	The 2010 results of operations included herein represent amounts restated pursuant to the filing of Amendment No. 1 to the Company’s 2010 Annual Report filed on Form 10-K/A on May 20, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DESCRIPTION OF THE BUSINESS

United Security Bancshares, Inc., a Delaware corporation (“USBI”), is a bank holding company with its principal offices in Thomasville, Alabama. USBI operates one commercial banking subsidiary, First US Bank (the “Bank” or “FUSB”). The Bank was formerly known as First United Security Bank and changed its name to First US Bank on December 15, 2014. As of December 31, 2014, the Bank operated and served its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC operates twenty-four offices located in Alabama and southeast Mississippi, including the ALC headquarters located in Jackson, Alabama. The Bank is the funding source for ALC.

The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals, while ALC’s business is consumer-oriented.

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

Delivery of the best possible financial services to customers remains an overall operational focus of USBI and its subsidiaries (collectively, the “Company”). We recognize that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in the financial services offered to its customers and in the training of its 292 full-time equivalent employees, to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the current consolidated financial position, changes in financial position, results of operations and cash flows for the Company and should be read in in conjunction with the Company’s Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of the discussion is on the years 2014 and 2013. All yields and ratios presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, the Company, through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in USBI’s filings with the Securities and Exchange Commission and other public announcements, including the factors described in this Annual Report on Form 10-K for the year ended December 31, 2014. Specifically, with respect to statements relating to loan demand, growth and earnings potential and the adequacy of the allowance for loan losses, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates the forward-looking statements are made, except as required by law.

In addition, the Company’s business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America and general banking practices. These estimates include accounting for the allowance for loan losses, other real estate owned, valuation of deferred tax assets, and fair value measurements.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level deemed adequate by management to absorb probable losses from loans in the portfolio at the balance sheet date. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including, but not limited to, management’s estimate of: (a) loan loss experience, (b) the financial condition and liquidity of certain loan customers and (c) collateral values of property securing certain loans. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. There can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additions to the allowances will not be required.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or in satisfaction of loans and is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired, with any loss at the date of foreclosure recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other non-interest expense along with holding costs. Any gains or losses on disposal realized at the time of disposal are reflected in non-interest expense. Significant judgments are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of OREO.

Deferred Tax Asset Valuation

Income tax expense, and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets may also arise from the carryforward of operating loss or tax credit carryforwards as allowed by applicable federal or state tax jurisdictions. In evaluating the ability to recover deferred tax assets in the tax jurisdictions from which they arise, management considers all available positive and negative evidence, including the Company’s historical earnings and, in particular, the results of recent operations, expected reversals of temporary differences, the ability to utilize tax planning strategies, and the expiration dates of any operating loss and tax credit carryforwards. A valuation allowance is recognized for a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some portion of or the entire deferred tax asset will not be realized. The assumptions about the amount of future taxable income require the use of significant judgment and are consistent with the plans and estimates management uses in the underlying business. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). As of December 31, 2014 and 2013, the Company recorded net deferred tax assets totaling $7.9 million and $10.8 million, respectively. Included within the net deferred tax assets were federal and state net operating loss and tax credit carryforwards totaling $3.8 million and $2.9 million at December 31, 2014 and 2013, respectively. The majority of these carryforwards will not begin to expire until 2032. At this time, management considers it to be more likely than not that the Company will have sufficient taxable income in the future to allow the deferred tax assets to be realized. Accordingly, a valuation allowance was not established for deferred tax assets as of December 31, 2014 and 2013.

Fair Value Measurements

A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include securities available-for-sale and impaired loans. Additionally, other real estate and certain other assets acquired in foreclosure are reported at the lower of the recorded investment or fair value of the property, less estimated cost to sell. Fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. While management uses judgment when determining the price at which willing market participants would transact when there has been a significant decrease in the volume or level of activity for the asset or liability in relation to “normal” market activity, management’s objective is to determine the point within the range of fair value estimates that is most representative of a sale to a third-party investor under current market conditions. The value to the Company if the asset or liability were held-to-maturity is not included in the fair value estimates.

A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Fair value is measured based on a variety of inputs that the Company utilizes. Fair value may be based on quoted market prices for identical assets or liabilities traded in active markets (Level 1 valuations). If market prices are not available, we may use quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 valuations). Where observable market data is not available, the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but that are observable based on Company-specific data (Level 3 valuations). These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability.

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurable uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Policies related to revenue recognition, investment securities and long-lived assets require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under re-examination by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. Also, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements, as it discusses accounting policies that we have selected from acceptable alternatives.

EXECUTIVE OVERVIEW

For the year ended December 31, 2014, the Company’s consolidated net income was $3.5 million, or $0.57 per diluted share, compared to $3.9 million, or $0.65 per diluted share, for the year ended December 31, 2013.

Throughout 2014, the United States economy continued to show signs of improvement as assessed by various economic indicators. However, the demand for new loans in the geographic locations served by FUSB remained weak, and the lending environment was highly competitive. Loans, net of the allowance for loan losses, at the Bank declined to $187.5 million as of December 31, 2014, from $233.5 million as of December 31, 2013. A portion of the reduction in loan balance resulted from the resolution of nonperforming loans. Throughout the year, Bank management’s primary focus continued to be the resolution of nonperforming assets, including both loans in non-accrual status and OREO. Nonperforming assets at the Bank decreased to $11.7 million, or 2.06% of total assets, as of December 31, 2014 from $18.8 million, or 3.37% of total assets, as of December 31, 2013. Management remains vigilant to ensure that new loan production is thoroughly evaluated in accordance with the Bank’s established credit policies and procedures.

At ALC, loans, net of the allowance for loan losses, increased to $72.0 million as of December 31, 2014, from $67.5 million as of December 31, 2013. During 2014, ALC management continued to implement a strategy designed to shift the mix of loans away from real estate lending and into consumer lending, with a focus on point-of-sale consumer lending through arrangements with established retailers. These dealer-type consumer loans were the primary driver of ALC’s loan growth and contributed to improvement in the credit quality of ALC’s loan portfolio. ALC’s allowance for loan losses as a percentage of loans, net of unearned interest, fees and deferred costs, declined to 3.59% as of December 31, 2014, from 4.43% at December 31, 2013. As of December 31, 2014, consumer loans represented 74.4% of ALC’s total loan portfolio, compared with 64.8% as of December 31, 2013.

On a consolidated basis, net yield on interest-earning assets declined to 5.53% in 2014 from 5.95% in 2013. The decline in net yield resulted primarily from decreases in annualized yield at ALC resulting from improvement in the credit quality of ALC’s outstanding loans. The annualized yield on loans at the Bank remained relatively consistent comparing 2014 to 2013. Funding costs on interest-bearing liabilities declined nine basis points to 0.60% during 2014, as compared with 0.69% for 2013.

On a consolidated basis, loans, net of the allowance for loan losses, declined to $259.5 million as of December 31, 2014, compared with $300.9 million as of December 31, 2013. As a result of these reductions, Bank management continued to supplement interest income by increasing investments in the securities portfolio. Interest income on investment securities increased $1.2 million, or 36.7%, comparing 2014 to 2013. Management remains focused on closely monitoring the duration of the investment portfolio to ensure that appropriate cash flows are available through investment maturities to fund future loan growth.

Management continues to maintain excess funding capacity to provide adequate liquidity for ongoing operations. We benefit from a strong deposit base, a highly liquid investment portfolio and access to funding from a variety of external sources, such as federal funds lines, Federal Home Loan Bank (“FHLB”) advances and brokered deposits.

RESULTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
	(Dollars in Thousands)
Interest income	$31,361	$33,636
Interest expense	2,553	2,905

Net interest income	28,808	30,731
Reduction in reserve for loan losses	(74)	(642)

Net interest income after reduction in reserve for loan losses	28,882	31,373
Non-interest income	5,091	4,865
Non-interest expense	28,595	30,802

Income before income taxes	5,378	5,436
Provision for income taxes	1,829	1,509

Net income	$3,549	$3,927

Net Interest Income

Net interest income is comprised of the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets are comprised of loans at both the Bank and ALC, taxable and nontaxable investments and federal funds sold. Interest-bearing liabilities are comprised of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings and long-term debt. Net interest income for the Company decreased $1.9 million, or 6.3%, in 2014 compared to 2013. The decline resulted primarily from decreases in loan volume at the Bank and, to a lesser extent, reduced yield on ALC’s loan portfolio.

The following table shows the average balances of each principal category of assets, liabilities and shareholders’ equity for the years ended December 31, 2014 and 2013. Additionally, the table provides an analysis of interest revenue and expense associated with each category, along with the accompanying yield or rate percentage. Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2014			2013
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – FUSB (Note A)	$209,640	$10,938	5.22%	$257,437	$13,368	5.19%
Loans – ALC (Note A)	71,003	15,991	22.52%	70,648	17,026	24.10%
Taxable investments	223,428	3,823	1.71%	170,309	2,682	1.57%
Non-taxable investments	16,547	609	3.68%	14,089	549	3.90%
Federal funds sold	—	—	0.00%	4,411	11	0.25%

Total interest-earning assets	520,618	31,361	6.02%	516,894	33,636	6.51%

Non-interest-earning assets:
Other assets	47,031			44,937

Total	$567,649			$561,831

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$143,436	$595	0.41%	$126,442	$606	0.48%
Savings deposits	71,788	138	0.19%	69,243	162	0.23%
Time deposits	201,245	1,789	0.89%	224,070	2,116	0.94%
Borrowings	5,679	31	0.55%	2,876	21	0.73%

Total interest-bearing liabilities	422,148	2,553	0.60%	422,631	2,905	0.69%

Non-interest-bearing liabilities:
Demand deposits	65,313			62,838
Other liabilities	7,494			7,270
Shareholders’ equity	72,694			69,092

Total	$567,649			$561,831

Net interest income (Note B)		$28,808			$30,731

Net yield on interest-earning assets			5.53%			5.95%

Note A	—	For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At FUSB, these loans averaged $5.9 million and $16.6 million for 2014 and 2013, respectively. At ALC, these loans averaged $0.2 million for both 2014 and 2013.
Note B	—	Loan fees are included in the interest amounts presented. At FUSB, loan fees totaled $0.3 million and $0.4 million for 2014 and 2013, respectively. At ALC, loan fees totaled $0.3 million for both 2014 and 2013.

In 2014, yield on loans declined at ALC primarily as a result of refinement in loan origination criteria focused on improved credit quality, which resulted in a slight decrease in interest rates charged. Additionally, ALC management has increased efforts to obtain point-of-sale consumer loans through arrangements with retailers. These efforts have also contributed to overall improvement in the credit quality of ALC’s loan portfolio, with an offset in lower interest rates charged. Average balances of ALC loans remained relatively stable during both periods presented. Loans, net of the allowance for loan losses, at ALC increased to $72.0 million as of December 31, 2014, from $67.5 million as of December 31, 2013.

At FUSB, yield on loans improved slightly in 2014 compared with 2013; however, average loan volume declined primarily as a result of soft loan demand in the Bank’s rural service locations. Loans, net of the allowance for loan losses, declined to $187.5 million as of December 31, 2014, compared with $233.5 million as of December 31, 2013. The most significant decreases in the portfolio resulted from payoffs totaling $20.8 million on four substantial lending relationships. In addition, loans classified as substandard or below, totaling $13.5 million as of December 31, 2013, were eliminated from the loan portfolio through payoff, charge-off or transfer to OREO during 2014. As a result of declining loan balances, Bank management continued efforts to earn additional interest income by investing available funds in the investment securities portfolio, which provides lower yields than loans. Investment securities (including both taxable and non-taxable investments) increased to $234.1 million as of December 31, 2014, from $170.8 million as of December 31, 2013.

Interest expense decreased $0.4 million, or 12.1%, comparing 2014 to 2013. The decrease resulted primarily from a mix-shift away from higher cost time deposits to demand deposits, as well as repricing of longer-term time deposits at lower rates.

The following table summarizes the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	2014 Compared to 2013 Increase (Decrease) Due to Change In:			2013 Compared to 2012 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Loans - FUSB	$(2,455)	$25	$(2,430)	$(2,338)	$(1,164)	$(3,502)
Loans - ALC	(65)	(970)	(1,035)	$(1,706)	$229	$(1,477)
Taxable investments	837	304	1,141	229	(348)	(119)
Non-taxable investments	96	(36)	60	(24)	(2)	(26)
Federal funds	(11)	—	(11)	7	—	7

Total interest-earning assets	(1,598)	(677)	(2,275)	(3,832)	(1,285)	(5,117)

Interest expense on:
Demand deposits	81	(92)	(11)	29	(130)	(101)
Savings deposits	6	(30)	(24)	5	(66)	(61)
Time deposits	(216)	(112)	(328)	(580)	(807)	(1,387)
Other borrowings	20	(10)	10	(60)	(42)	(102)

Total interest-bearing liabilities	(109)	(244)	(353)	(606)	(1,045)	(1,651)

Increase (decrease) in net interest income	$(1,489)	$(433)	$(1,922)	$(3,226)	$(240)	$(3,466)

At both the Bank and ALC, management is continuing to focus efforts on generating loans within established credit policies, while also maintaining vigilance in the deployment of strategies to manage risks associated with interest rate fluctuations. However, net interest income could continue to experience downward pressure due to increased competition for quality loan opportunities, lower reinvestment yields in the securities portfolio and fewer opportunities to reduce future funding costs.

Provision (Reduction in Reserve) for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The

Company’s provision for loan losses was a credit of $0.1 million for the year ended December 31, 2014, compared to a credit of $0.6 million for the year ended December 31, 2013.

The following table presents the provision (reduction in reserve) for loan losses for the Bank and ALC for the years ended December 31, 2014 and 2013.

	Year Ended
	December 31,	December 31,
	2014	2013
	(Dollars in Thousands)
FUSB	$(1,920)	$(2,862)
ALC	1,846	2,220

Net reduction in reserve	$(74)	$(642)

At FUSB, a reduction in the reserve for loan losses occurred in both 2014 and 2013. These reductions were due primarily to improvement in the overall credit quality of the Bank’s loan portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses and lower levels of nonperforming loans. Gross charge-offs at the Bank totaled $1.9 million in 2014, compared with $9.6 million in 2013. Gross charge-offs were offset by recoveries of $1.1 million in 2014 and $2.9 million in 2013. The decrease in the reduction in the reserve in 2014 compared with 2013 resulted from the overall mix of the level of credit quality improvement, combined with the Bank’s experience with charge-offs and recoveries. In addition, in both 2014 and 2013, the provision was further impacted by reduced loan volumes, which resulted in a reduction in the allowance for loan losses computed at year-end.

At ALC, the provision for loan losses decreased in 2014 compared with 2013 primarily as a result of overall improvement in the credit quality of the portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses. Gross charge-offs at ALC totaled $3.1 million in 2014, compared with $3.5 million in 2013, while recoveries totaled $0.8 million in 2014 and $0.9 million in 2013.

Based on our evaluation of the portfolio, management believes that the allowance for loan losses for the Company is adequate to absorb losses inherent in the loan portfolio as of December 31, 2014. While we believe that the methodologies and calculations that we use for estimating the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which we operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. Total non-interest income increased $0.2 million, or 4.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The following table presents the major components of non-interest income. Expanded discussion of certain significant non-interest income items and fluctuations is provided below the table.

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$2,096	$1,720	$376	21.9%
Credit insurance commissions and fees	694	806	(112)	(13.9)%
Bank-owned life insurance	421	436	(15)	(3.4)%
Other income	1,880	1,903	(23)	(1.2)%

Total non-interest income	$5,091	$4,865	$226	4.6%

Service Charges and Other Fees on Deposit Accounts

Service charges and other fees are generated on deposit accounts held at FUSB. The increase in income from this category in 2014 resulted primarily from a non-recurring reduction in service charge income in 2013 due to the designation of refunds to customers for the discontinuance of an identification theft protection product. The refunds of the service charges reduced non-interest income in 2013 by approximately $0.5 million. This difference was partially offset by 2014 reductions in income from service charges of approximately $0.1 million. Beginning in the third quarter of 2014, management adjusted fees associated with certain deposit accounts to a more competitive level. Management plans to continue efforts to refine the fee structure on existing deposit accounts to ensure that revenues are enhanced to the extent possible within applicable regulatory and competitive constraints. Additionally, we continue to explore opportunities to provide customers with new financial services and products that may represent new sources of fee income. Despite these efforts, there continues to be uncertainty regarding our ability to generate significant levels of increased revenue in this area in the future.

Credit Insurance Commissions and Fees

Credit insurance commissions and fees are generated from credit life and credit accident and health insurance policies offered at both the Bank and ALC to consumer loan customers through FUSB Reinsurance. The majority of these sales have historically been generated at ALC. The decline in revenues during 2014, as compared with 2013, resulted from refinements in ALC’s loan origination criteria and increased focus on point-of-sale consumer loans, which have shifted ALC’s loan portfolio to a customer mix that is generally less reliant on credit insurance. ALC management continues to search for new sources of non-interest income; however, income from credit insurance commissions and fees is not expected to increase at a significant level for the foreseeable future.

Bank-owned Life Insurance

The Bank utilizes bank-owned life insurance as a tool to offset the cost of certain retirement benefit programs. The income derived from bank-owned life insurance represents the increase in the cash surrender value of the policies (which is generally non-taxable) over the periods presented. The cash surrender value of the policies totaled $14.0 million and $13.7 million as of December 31, 2014 and December 31, 2013, respectively. The insurance policies are adjustable rate assets with minimum guaranteed rates of interest between 2% and 4%. Accordingly, we do not expect significant fluctuation in the income derived from these assets.

Other Income

Other non-interest income primarily consists of fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards, wire transfers, real estate rental and realized gains on the sale of investment securities. In addition, other income is generated at ALC for services including ALC’s auto club membership program, which provides services to members such as emergency roadside assistance, lock and key services and emergency travel expenses. Other income was relatively consistent comparing 2014 to 2013. The modest decrease in other income resulted primarily from reductions in auto club program revenues due to changes in the credit profile of ALC’s customer base, as well as certain modifications to pricing of the program that were put in place during 2014. Given the nature of the types of revenues categorized as other income, there is uncertainty as to the level of revenue that will be sustained from these sources in the future.

Non-Interest Expense

Non-interest expense decreased by $2.2 million, or 7.2%, for the year ended December 31, 2014 compared with the year ended December 31, 2013. The following table presents the major components of non-interest expense. Expanded discussion of certain significant non-interest expense items and fluctuations is provided below the table.

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$16,690	$16,261	$429	2.6%
Net occupancy and equipment expense	3,226	3,146	80	2.5%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	487	2,352	(1,865)	(79.3)%
Carrying costs	590	769	(179)	(23.3)%

Total other real estate/foreclosure expense	1,077	3,121	(2,044)	(65.5)%
FDIC insurance assessments	565	722	(157)	(21.7)%
Other	7,037	7,552	(515)	(6.8)%

Total non-interest expense	$28,595	$30,802	$(2,207)	(7.2)%

Salaries and Employee Benefits

Salaries and employee benefits expense, the largest category of non-interest expense, totaled $10.6 million at the Bank and $6.0 million at ALC in 2014, as compared with $10.6 million at the Bank and $5.5 million at ALC in 2013. The 2014 amounts at both the Bank and ALC include the results of general merit increases, offset in part by reductions in certain employee benefit expenses primarily at the Bank. Additionally, the 2014 amount includes non-cash expenses totaling approximately $0.3 million associated with the issuance of stock options to certain members of management and the Board of Directors. No stock options were issued in 2013. Absent the expense in 2014 associated with stock options, the Company’s salaries and employee benefits expense increased 0.9% in 2014, as compared with 2013. Management at both the Bank and ALC remain committed to providing salaries and benefits packages to employees at levels that are competitive with industry standards in order to ensure that we continue to provide quality service to our customers. Accordingly, we expect salaries and benefits expense to generally increase commensurate with market-based increases over time.

Net Occupancy and Equipment Expense

The increase of 2.5% in net occupancy and equipment expense resulted primarily from increased costs associated with service contracts at the Bank and rent and amortization of leasehold improvements at ALC.

Other Real Estate / Foreclosure Expense

Other real estate / foreclosure expense includes both the cost of carrying OREO and write-downs of OREO. Cost of carrying OREO includes property taxes, attorneys’ fees, maintenance costs, security costs and the cost of obtaining independent property appraisals. Write-downs include impairments recorded on existing OREO properties in order to carry the property at the lower of cost or fair value, less estimated cost to sell. The table above presents write-downs netted with gains or losses recorded upon the sale of OREO properties.

At both FUSB and ALC, reductions in write-downs and losses on the sale of real estate were a significant factor in the overall reduction of other real estate / foreclosure expenses. In 2014, these expenses totaled $0.3 million and $0.2 million for the Bank and ALC, respectively, compared with $1.4 million and $0.9 million for the Bank and ALC, respectively, in 2013. The reduction in write-downs at both the Bank and ALC resulted from management’s ongoing efforts to sell OREO, along with stabilizing real estate values in certain service areas as compared with the prior year.

Carrying costs associated with OREO decreased in 2014 as compared with 2013 primarily due to the continued resolution of foreclosed assets. OREO totaled $7.0 million and $0.7 million at FUSB and ALC, respectively, as of December 31, 2014, compared with $8.5 million and $0.8 million, respectively, as of December 31, 2013, a decrease of $1.6 million for the Company on a consolidated basis.

Although management continues efforts to work through problem assets and to sell OREO, there continues to be uncertainty with respect to economic conditions and real estate values in certain of the service areas in which both the Bank and ALC operate. If the national or local economy weakens, or if real estate values decline further in our primary service areas, additional write-downs of existing OREO could be required, and the level of migration of properties into OREO could increase, resulting in increased carrying cost.

Federal Deposit Insurance Corporation (“FDIC”) Insurance Assessments

The Company pays insurance assessments to the FDIC based on a prescribed regulatory calculation that factors in average total assets and the Company’s ratings as determined in regulatory examinations.

Other

Other non-interest expenses include the costs of outside professional services (including legal fees associated with corporate matters, as well as nonperforming loans), recording and filing fees, insurance, postage, stationary and printing, advertising and marketing, telephone, employee training and other miscellaneous expenses. The reduction of $0.5 million in 2014 as compared with 2013 resulted primarily from decreases at the Bank in legal expenses associated with nonperforming loans, reductions in recording and filing fees associated with new loans, and reductions in losses on sale of repossessed assets. Management continues to maintain vigilance in the management of expenses, and does expect continued reductions, particularly with respect to legal expense associated with nonperforming assets. However, the level of non-interest expense is not expected to decrease significantly due to expected increases in other expenses associated with employee training, technology, marketing and business development.

Provision for Income Taxes

The provision for income taxes was $1.8 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively. The effective tax rate was 34.0% for 2014, compared with 27.8% for 2013. The Company’s effective tax rate is expected to fluctuate based on recurring items such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance. The increase in the effective tax rates in 2014 compared to 2013 was primarily due to decreases in tax-exempt interest income, as well as certain non-recurring, non-cash adjustments, totaling approximately $0.4 million.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income, and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average maturity of securities in the investment portfolio was 3.1 years and 3.5 years as of December 31, 2014 and December 31, 2013, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of December 31, 2014, available-for-sale securities totaled $205.0 million, or 87.3% of the total investment portfolio, compared to $135.8 million, or 79.1% of the total investment portfolio, as of December 31, 2013. As of December 31, 2014, available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government-sponsored agencies and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of December 31, 2014, held-to-maturity securities totaled

$29.1 million, or 12.4% of the total investment portfolio, compared to $35.1 million, or 20.5% of the total investment portfolio, as of December 31, 2013. As of December 31, 2014, held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Investment Securities Maturity Schedule

The following tables summarize the carrying values and weighted-average yield of the available-for-sale and held-to-maturity securities portfolios as of December 31, 2014 according to contractual maturity. Available-for-sale securities are stated at fair value. Held-to-maturity securities are stated at amortized cost.

	Available-for-Sale
	Stated Maturity as of December 31, 2014
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Obligations of U.S. government- sponsored agencies	$365	1.05%	$—	0.00%	$6,000	1.36%	$—	0.00%
Obligations of states and political subdivisions	—	0.00	2,885	5.19	960	5.52	13,069	5.37
U.S. Treasury	—	0.00	80	0.37	3,980	1.78	—	0.00
Mortgage-backed securities:
Residential	—	0.00	5,230	3.32	111,069	1.76	25,385	2.30
Commercial	—	0.00	183	3.26	4,965	2.14	30,795	1.77

Total	$365	1.05%	$8,378	3.94%	$126,974	1.72%	$69,249	2.65%

Total securities with stated maturity							$204,966	2.16%

	Held-to-Maturity
	Stated Maturity as of December 31, 2014
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities held-to-maturity:
Obligations of U.S. government- sponsored agencies	$—	0.00%	$—	0.00%	$2,154	1.28%	$15,716	2.27%
Obligations of states and political subdivisions	—	0.00	—	0.00	584	3.81	—	0.00
Mortgage-backed securities:
Commercial	—	0.00	—	0.00	—	0.00	10,666	1.96

Total	$—	0.00%	$—	0.00%	$2,738	1.82%	$26,382	2.14%

Total securities with stated maturity							$29,120	2.11%

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2014	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Maturing in three months or less	$—	0.00%
Maturing after three months through one year	365	0.16
Maturing after one year through three years	1,767	0.75
Maturing after three years to five years	6,611	2.82
Maturing after five years to fifteen years	176,336	75.33
Maturing in over fifteen years	49,007	20.94

Total	$234,086	100.00%

Condensed Portfolio Repricing Schedule

Repricing Summary as of December 31, 2014	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Repricing in thirty days or less	$13,275	5.67%
Repricing in thirty-one days to one year	3,166	1.35
Repricing after one year through three years	4,700	2.01
Repricing after three years to five years	6,600	2.82
Repricing after five years to fifteen years	175,297	74.89
Repricing in over fifteen years	31,048	13.26

Total	$234,086	100.00%

Security Gains

Sales transactions affecting the Bank’s investment portfolio are directed by asset and liability management activities and strategies. Although short-term losses may occur from time to time, the “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

Net gains on the sale of available-for-sale securities of $0.1 million and $0.5 million were recognized in 2014 and 2013, respectively. Volumes of sales, as well as other information regarding investment securities, are discussed further in Note 3, “Investment Securities,” in the Notes to the Consolidated Financial Statements.

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio segment for both FUSB and ALC at the end of each of the five most recent quarters as of December 31, 2014.

	FUSB
	2014				2013
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Real estate loans
Construction, land development and other land loans	$10,431	$9,813	$10,223	$10,727	$11,348
Secured by 1-4 family residential properties	30,795	30,867	31,596	33,065	34,978
Secured by multi-family residential properties	20,403	20,459	20,459	21,748	22,095
Secured by non-farm, non-residential properties	104,883	112,512	119,574	121,801	122,430
Other	58	61	72	750	761
Commercial and industrial loans	16,838	18,216	17,385	18,450	37,772
Consumer loans	7,188	7,719	8,471	9,187	9,886
Other loans	579	403	976	1,209	604

Total loans	$191,175	$200,050	$208,756	$216,937	$239,874
Less unearned interest, fees and deferred cost	189	116	122	135	149
Allowance for loan losses	3,486	4,789	5,036	5,523	6,272

Net loans	$187,500	$195,145	$203,598	$211,279	$233,453

	ALC
	2014				2013
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Real estate loans
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	21,309	22,668	24,168	25,154	26,621
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans	61,833	57,508	53,766	48,717	48,938
Other loans	—	—	—	—	—

Total loans	$83,142	$80,176	$77,934	$73,871	$75,559
Less unearned interest, fees and deferred cost	8,444	7,524	6,810	5,389	4,961
Allowance for loan losses	2,682	2,627	2,636	3,044	3,124

Net loans	$72,016	$70,025	$68,488	$65,438	$67,474

At FUSB, the decrease in loan balances resulted primarily from significant loan payoffs and soft loan demand, particularly in the Bank’s rural service locations, as well as the migration of nonperforming loans to OREO during 2014. A substantial portion of the decrease occurred during the first quarter of 2014, primarily as a result of one significant commercial and industrial loan, totaling approximately $13.0 million, which was paid off in accordance with its scheduled maturity. Three additional loans totaling approximately $7.8 million were paid off prior to scheduled maturity during the remainder of the year. Furthermore, loans classified as substandard or below totaling approximately $13.5 million as of December 31, 2013 were eliminated from the loan portfolio during 2014, either through payoff, charge-off or transfer to OREO. The lending environment remains highly competitive, which has impeded new loan production. Although loan growth is a major focus of management at the Bank, quality loan growth will remain a challenge. Continued reductions in loan volume could result in reductions in interest income, as well as net income, from the levels experienced during the periods ended December 31, 2014 and 2013.

At ALC, the increase in total loans since December 31, 2013 resulted largely from increased efforts by management to obtain point-of-sale consumer loans through arrangements with well-known retailers. These efforts have also contributed to overall improvement in the credit quality of ALC’s loan portfolio.

The tables below summarize changes in the allowance for loan losses and certain asset quality ratios at the end of each of the most recent five quarters as of December 31, 2014 at both FUSB and ALC.

	FUSB
	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
	(Dollars in Thousands)
Balance at beginning of period	$4,789	$5,036	$5,523	$6,272	$6,349
Charge-offs:
Commercial and industrial	8	13	—	268	75
Commercial real estate	430	23	270	606	105
Residential real estate	76	21	76	3	192
Consumer installment	51	80	2	14	100

Total charge-offs	565	137	348	891	472
Recoveries	132	439	187	317	2,795

Net recoveries (charge-offs)	(433)	302	(161)	(574)	2,323
Provision (reduction in reserve) for loan losses	(870)	(549)	(326)	(175)	(2,400)

Ending balance	$3,486	$4,789	$5,036	$5,523	$6,272

as a % of loans	1.83%	2.40%	2.41%	2.55%	2.62%

	ALC
	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,627	$2,636	$3,044	$3,124	$2,933
Charge-offs:
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	139	76	38	58	118
Consumer installment	673	613	654	838	850

Total charge-offs	812	689	692	896	968
Recoveries	166	186	222	227	200

Net recoveries (charge-offs)	(646)	(503)	(470)	(669)	(768)
Provision for loan losses	701	494	62	589	959

Ending balance	$2,682	$2,627	$2,636	$3,044	$3,124

as a % of loans	3.59%	3.62%	3.71%	4.44%	4.43%

The decreases in the allowance for loan losses at both the Bank and ALC resulted from continued problem asset resolution by management during 2014 and overall improvement in the credit quality of the loan portfolio, including lower levels of non-accrual loans. We believe that adding quality loans to the loan portfolio at the Bank and ALC, along with continued efforts to reduce non-performing loans, should result in continued reduction in the allowance for loan losses as a percentage of loans.

The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio and change in its risk profile, credit concentrations, historical trends and economic conditions. Though management believes that the allowance for loan losses is adequate, taking into consideration the current economic environment and the amount of subjective judgment involved in the calculation, there can be no assurance that the allowance for loan losses is sufficient, and ultimate losses may vary from estimates. Factors beyond management’s control (such as conditions in the national economy, local real estate markets or industry conditions) may have a material adverse effect on asset quality and the adequacy of the allowance for loan losses. Estimates are reviewed periodically. As adjustments become necessary, they are reported in earnings in the period in which they become known.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of December 31, 2014 were as follows (dollars in thousands):

	Consolidated
	2014				2013
	December 31,	September 30,	June 30,	March 31,	December 31,
Non-accrual loans	$4,826	$4,903	$4,828	$7,408	$10,565
Accruing loans past due 90 days or more	1,747	1,468	1,460	1,538	1,661
Other real estate owned	7,735	10,310	10,308	10,384	9,310

Total	$14,308	$16,681	$16,596	$19,330	$21,536

Nonperforming assets as a percentage of loans and other real estate	5.23%	5.90%	5.72%	6.54%	6.74%
Nonperforming assets as a percentage of total assets	2.50%	2.96%	2.91%	3.36%	3.78%

	FUSB
	2014				2013
	December 31,	September 30,	June 30,	March 31,	December 31,
Non-accrual loans	$4,657	$4,683	$4,510	$7,108	$10,372
Accruing loans past due 90 days or more	11	11	5	5	—
Other real estate owned	6,997	9,458	9,484	9,482	8,464

Total	$11,665	$14,152	$13,999	$16,595	$18,836

Nonperforming assets as a percentage of loans and other real estate	5.89%	6.76%	6.42%	7.33%	7.59%
Nonperforming assets as a percentage of total assets	2.06%	2.51%	2.45%	2.87%	3.37%

	ALC
	2014				2013
	December 31,	September 30,	June 30,	March 31,	December 31,
Non-accrual loans	$169	$220	$318	$300	$193
Accruing loans past due 90 days or more	1,736	1,457	1,455	1,533	1,661
Other real estate owned	738	852	824	902	846

Total	$2,643	$2,529	$2,597	$2,735	$2,700

Nonperforming assets as a percentage of loans and other real estate	3.50%	3.44%	3.61%	3.94%	3.78%
Nonperforming assets as a percentage of total assets	3.52%	3.47%	3.64%	3.99%	3.77%

At FUSB, total nonperforming assets declined $7.2 million and $15.6 million in 2014 and 2013, respectively. The decrease in both years was driven by management’s ongoing efforts to focus on problem asset resolution. Loans individually evaluated for impairment totaled $10.6 million and $32.6 million as of December 31, 2014 and 2013, respectively. The decrease in impaired loans during 2014 resulted from paydowns of $1.3 million, charge-offs of $0.4 million, transfers to OREO or repossessions of $5.1 million and upgrades of $15.2 million. As of December 31, 2014 and 2013, $0.8 million and $3.1 million, respectively, in the allowance for loan losses was allocated to specifically impaired loans. Income recognized on impaired loans totaled $0.5 million in 2014 and $1.6 million in 2013.

At ALC, total nonperforming assets declined $0.1 million and $1.3 million in 2014 and 2013, respectively. There continues to be a downward trend in the level of nonperforming assets, primarily as a result of efforts to monitor non-accruals and dispose of foreclosed properties in a timely manner, coupled with changes in origination criteria that have improved the average credit profile of ALC’s borrowers. Accruing loans past due 90 days or more at ALC were $1.7 million as of both December 31, 2014 and 2013. These loans are closely monitored, and, if any deterioration in the borrowers’ ability to pay occurs, they are placed in non-accrual status.

As of December 31, 2014, other real estate acquired in settlement of loans consisted of eight residential properties and 29 commercial properties totaling $7.0 million at the Bank and 28 residential properties and 14 commercial properties totaling $0.7 million at ALC. As of December 31, 2013, other real estate acquired in settlement of loans consisted of seven residential properties and 29 commercial properties totaling $8.5 million at the Bank and 32 residential properties and 14 commercial properties totaling $0.8 million at ALC.

Management at both the Bank and ALC continue to be vigilant in working through nonperforming assets, including both the resolution of nonperforming loans and disposal of OREO properties. However, given the inherent uncertainty regarding economic conditions in the Company’s geographic service areas and the potential for changes in the financial conditions of the Bank’s borrowers, we are unable to assess future trends in nonperforming assets with any level of certainty.

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to accrual or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. The Company had $2.5 million and $5.7 million of non-accruing loans that were restructured and remained on non-accrual status as of December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance. During the year ended December 31, 2013, one loan totaling $2.0 million was returned to accrual status based on a sustained period of repayment performance. The balance of this loan as of December 31, 2014 was $1.4 million.

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2014	2013
	(Dollars in Thousands)
Total loans accounted for on a non-accrual basis	$4,826	$10,565
Interest income that would have been recorded under original terms	179	550
Interest income reported and recorded during the year	157	61

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for the two years indicated.

	As of December 31,
	2014		2013
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans In Each Category To Total Loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$141	6%	$592	12%
Real estate	3,577	68	5,944	69
Consumer	2,450	26	2,860	19

Total	$6,168	100%	$9,396	100%

Summary of Loan Loss Experience

The following table summarizes the Company’s loan loss experience for each of the two years indicated.

	December 31,
	2014	2013
	(Dollars in Thousands)
Balance of allowance for loan loss at beginning of period	$9,396	$19,278
Charge-offs:
Commercial, financial and agricultural	(289)	(537)
Real estate-mortgage	(1,816)	(9,265)
Installment (consumer)	(2,925)	(3,329)
Other	—	—

	(5,030)	(13,131)
Recoveries:
Commercial, financial and agricultural	307	141
Real estate-mortgage	667	2,776
Installment (consumer)	901	970
Other	1	4

	1,876	3,891
Net charge-offs	(3,154)	(9,240)
Provision (reduction in reserve) for loan losses	(74)	(642)

Balance of allowance for loan loss at end of period	$6,168	$9,396

Ratio of net charge-offs during period to average loans outstanding	1.55%	2.77%

Deposits

Total deposits were $483.7 million as of December 31, 2014, compared with $484.3 million as of December 31, 2013, a decrease of 0.1%. Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. Core deposits totaled $403.0 million, or 83.3% of total deposits, as of December 31, 2014, compared with $391.3 million, or 80.8% of total deposits, as of December 31, 2013.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future and is making efforts to ensure that an adequate level of deposits is retained to fund the Company’s activities. However, various economic and competitive factors could affect this funding source in the future.

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table.

	December 31,
	2014		2013
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest bearing demand deposit accounts	$65,313		$62,838
Interest-bearing demand deposit accounts	143,436	0.41%	126,442	0.48%
Savings deposits	71,788	0.19	69,243	0.23
Time deposits	201,245	0.89	224,070	0.94

Total	$481,782	0.61%	$482,593	0.69%

Maturities of time certificates of deposit of $100,000 or more outstanding as of December 31, 2014 and 2013 are summarized as follows:

Maturities	Time Certificates of Deposit
	2014	2013
	(Dollars in Thousands)
Three months or less	$16,202	$15,754
Over three through six months	14,775	15,515
Over six through twelve months	19,489	25,062
Over twelve months	30,214	36,676

Total	$80,680	$93,007

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. As of December 31, 2014, these borrowings represented 1.35% of average interest-bearing liabilities, compared with 0.68% as of December 31, 2013.

	Short-Term Borrowings Maturity Less Than One Year	Long-Term Borrowings Maturity One Year or Greater
	(Dollars in Thousands)
Year-ended December 31:
2014	$436	$5,000
2013	1,231	5,000
Weighted average interest rate at year-end:
2014	0.25%	0.57%
2013	0.25%	0.57%
Maximum amount outstanding at any month’s end:
2014	$1,157	$5,000
2013	1,777	5,000
Average amount outstanding during the year:
2014	$679	$5,000
2013	986	1,890
Weighted average interest rate during the year:
2014	0.25%	0.57%
2013	1.02%	0.58%

Shareholders’ Equity

The Company has historically placed great emphasis on maintaining its strong capital base. As of December 31, 2014, shareholders’ equity totaled $75.2 million, or 13.1% of total assets, compared with $70.1 million, or 12.3% of total assets, as of December 31, 2013. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The increase in shareholders’ equity during the period ended December 31, 2014 resulted primarily from net income of $3.5 million, combined with the increase of $1.3 million (net of tax) in accumulated other comprehensive income due to unrealized holding gains on available-for-sale investment securities, which are recorded at estimated fair value. The fair value of the available-for-sale portfolio fluctuates significantly based on changes in interest rates. Accordingly, the unrealized gains during 2014 are not necessarily indicative of future performance of the portfolio.

The Company’s Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During 2014, the Company declared dividends of $0.2 million, or $0.03 per share. The Company did not pay a dividend in 2013.

In connection with the USBI’s Non-Employee Directors’ Deferred Compensation Plan, no shares were purchased in 2014 and 2013. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of USBI’s common stock. For more information related to this plan, see Note 13, “Deferred Compensation Plan,” in the Notes to Consolidated Financial Statements.

USBI initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year.

Currently, the share repurchase program is set to expire on December 31, 2015. There are 242,303 shares available for repurchase under this plan, at management’s discretion. There were no shares purchased under this program in 2014 or 2013.

RATIO ANALYSIS

The following table presents the Company’s operating and equity performance ratios for each of the past two years.

	December 31,
	2014	2013
Return on average assets	0.63%	0.70%
Return on average equity	4.88%	5.68%
Cash dividend payout ratio	5.11%	N/A
Average equity to average assets ratio	12.81%	12.30%

CAPITAL RESOURCES AND ADEQUACY

The Bank’s primary sources of funds are customer deposits, FHLB advances, repayments of loan principal and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition, making them less predictable. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provides liquidity to meet lending requirements.

As of December 31, 2014, the Bank had up to $171.8 million in borrowing capacity (subject to available collateral) from the FHLB and $18.8 million in established federal funds lines. As of December 31, 2013, the Bank had up to $170.9 million in borrowing capacity (subject to available collateral) from the FHLB and $18.8 million in established federal funds lines. Of this capacity, the Bank had $5.0 million in outstanding borrowings as of both December 31, 2014 and 2013.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources or operation of the Company. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. See Note 19, “Guarantees, Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for a discussion of such claims and legal actions.

USBI and the Bank are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. As of December 31, 2014, there were two basic measures of capital adequacy: a risk-based measure and a leverage measure. The risk-based capital standards were designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items were assigned to risk categories, each with a specified risk weight factor. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The banking regulatory agencies also adopted regulations that supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier I capital (as defined below) to total assets, less goodwill (the “leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies could require a leverage ratio of 1% or 2% higher than the minimum 3% level.

As of December 31, 2014, the minimum standard for the ratio of total capital to risk-weighted assets was 8%. At least 50% of that capital level was required to consist of common equity, undivided profits and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier I capital”). The remainder (“Tier II capital”) was allowed to consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt and a limited amount of the allowance for loan losses. The sum of Tier I capital and Tier II capital is “total risk-based capital.”

The tables below summarize both the Company’s and the Bank’s capital calculations under existing regulatory guidance as of December 31, 2014 and 2013, respectively.

	December 31, 2014
	Minimum Regulatory Requirements	Well- Capitalized Regulatory Requirements	The Company’s Ratio	The Bank’s Ratio
Total capital to risk-adjusted assets	8.00%	10.00%	22.61%	22.78%
Tier I capital to risk-adjusted assets	4.00%	6.00%	21.35%	21.52%
Tier I leverage ratio	3.00%	5.00%	11.75%	11.85%

	December 31, 2013
	Minimum Regulatory Requirements	Well- Capitalized Regulatory Requirements	The Company’s Ratio	The Bank’s Ratio
Total capital to risk-adjusted assets	8.00%	10.00%	19.20%	19.34%
Tier I capital to risk-adjusted assets	4.00%	6.00%	17.93%	18.07%
Tier I leverage ratio	3.00%	5.00%	10.88%	10.97%

The Company and the Bank exceeded the ratios required for well-capitalized institutions, as defined by federal banking regulations, in addition to meeting the minimum regulatory ratios, as of both December 31, 2014 and 2013. There are no significant conditions or events that have occurred since December 31, 2014 which management believes have affected the Company’s or the Bank’s present classification as “well-capitalized.” As of January 1, 2015, the Company and the Bank were subject to revised capital requirements as described in the section captioned “Capital Adequacy Guidelines” in PART I. Item 1. Business, located in this report. The Company and Bank will report under the revised capital requirements beginning with regulatory reports filed as of March 31, 2015.

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

Assessing Liquidity

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) principal payments and maturities from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less were forecasted to be $92.9 million as of December 31, 2014. Investment securities projected to mature or reprice in one year or less were estimated to be approximately $59.6 million as of December 31, 2014.

Although the majority of the securities portfolio has contractual maturities of longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of December 31, 2014, the securities portfolio had an estimated average life of 3.1 years, and approximately 78.5% of the $234.1 million portfolio was expected to be repaid within five years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities may also be funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of December 31, 2014, the Bank had up to $166.8 million in remaining credit from the FHLB (subject to available collateral) and $18.8 million in established federal funds lines.

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin. The tables below depict how, as of December 31, 2014, pre-tax net interest margins and pre-tax net income are forecasted to change over time frames of six months, one year, two years and five years under the three listed interest rate scenarios. The interest rate scenarios are immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast :

	6 Months	1 Year	2 Years	5 Years
	(Basis Points, Pre-Tax)
+1%	2	1	2	11
+2%	-14	-17	-14	6
-1%	-12	-14	-18	-27

Cumulative Change in Net Interest Income from Level Interest Rate Forecast :

	6 Months	1 Year	2 Years	5 Years
	(Dollars in Thousands, Pre-Tax)
+1%	$61	$44	$270	$3,070
+2%	(390)	(976)	(1,660)	1,592
-1%	(347)	(815)	(2,112)	(7,719)

Assessing Long-Term Interest Rate Risk – Market Value of Equity and Estimating Modified Durations for Assets and Liabilities

On a monthly basis, management calculates how changes in interest rates would impact the market value of the Bank’s assets and liabilities, as well as changes in long-term profitability. The results of these calculations are representative of long-term interest rate risk, both in terms of changes in the present value of the Bank’s assets and liabilities, and long-term changes in core profitability.

Market Value of Assets, Liabilities and Equity Capital:

The table below is a summary of estimated market value changes in the Company’s assets, liabilities and equity as of December 31, 2014 for the three listed scenarios.

	+1%	+2%	-1%
	(Dollars In Thousands)
Change in market value of assets	$(12,412)	$(25,684)	$9,427
Change in market value of liabilities	(10,550)	(16,410)	12,078
Change in off balance sheet items	86	349	(22)
Net change in market value of equity	(1,776)	(8,925)	(2,673)
Beginning market value of equity	97,249	97,249	97,249
Resulting market value of equity	95,473	88,324	94,576

Contractual Obligations

The Company has contractual obligations to make future payments on debt and lease agreements. Long-term debt is reflected on the consolidated balance sheets, whereas operating lease obligations for office space and equipment are not recorded in the consolidated balance sheets. The Company has not entered into any unconditional purchase obligations or other long-term obligations, other than as included in the following table. These types of obligations are more fully discussed in Note 10, “Long-Term Debt,” and Note 18, “Operating Leases,” in the Notes to Consolidated Financial Statements.

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the consolidated balance sheets. These commitments are more fully discussed in Note 19, “Guarantees, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

The following table summarizes the Company’s contractual obligations as of December 31, 2014.

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollars in Thousands)
Time deposits	$190,784	$126,118	$53,043	$11,623	$—
Long-term debt*	5,000	—	5,000	—	—
Commitments to extend credit	31,644	26,405	—	—	5,239
Operating leases	1,576	454	586	393	143
Standby letters of credit	833	833	—	—	—

Total	$229,837	$153,810	$58,629	$12,016	$5,382

*	Long-term debt consists of FHLB fixed rate advances totaling $5.0 million.

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are considered material, other than “Operating Leases,” included in Note 18, and “Guarantees, Commitments and Contingencies,” included in Note 19 in the Notes to Consolidated Financial Statements.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

United Security Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of United Security Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC

Enterprise, Alabama

March 12, 2015

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$9,697	$10,276
Interest bearing deposits in banks	24,469	37,444

Total cash and cash equivalents	34,166	47,720
Investment securities available-for-sale, at fair value	204,966	135,754
Investment securities held-to-maturity, at amortized cost	29,120	35,050
Federal Home Loan Bank stock, at cost	738	906
Loans, net of allowance for loan losses of $6,168 and $9,396, respectively	259,516	300,927
Premises and equipment, net of accumulated depreciation of $18,689 and $18,178, respectively	9,764	8,928
Cash surrender value of bank-owned life insurance	13,975	13,650
Accrued interest receivable	2,235	2,702
Other real estate owned	7,735	9,310
Other assets	10,394	14,854

Total assets	$572,609	$569,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$67,085	$64,432
Interest bearing	416,574	419,847

Total deposits	483,659	484,279
Accrued interest expense	221	266
Other liabilities	8,131	8,930
Short-term borrowings	436	1,231
Long-term debt	5,000	5,000

Total liabilities	$497,447	$499,706
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,329,060 and 7,327,560 shares issued, respectively; 6,034,059 and 6,028,091 shares outstanding, respectively	73	73
Surplus	9,577	9,284
Accumulated other comprehensive income, net of tax	1,829	529
Retained earnings	84,582	81,214
Less treasury stock: 1,295,001 and 1,299,469 shares at cost, respectively	(20,886)	(20,992)
Noncontrolling interest	(13)	(13)

Total shareholders’ equity	75,162	70,095

Total liabilities and shareholders’ equity	$572,609	$569,801

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2014	2013
Interest income:
Interest and fees on loans	$26,929	$30,394
Interest on investment securities:
Taxable	3,710	2,540
Tax-exempt	609	549
Other interest and dividends	113	153

Total interest income	31,361	33,636
Interest expense:
Interest on deposits	2,522	2,884
Interest on short-term borrowings	2	10
Interest on long-term debt	29	11

Total interest expense	2,553	2,905

Net interest income	28,808	30,731
Reduction in reserve for loan losses	(74)	(642)

Net interest income after reduction in reserve for loan losses	28,882	31,373
Non-interest income:
Service and other charges on deposit accounts	2,096	1,720
Credit insurance income	694	806
Other income	2,301	2,339

Total non-interest income	5,091	4,865
Non-interest expense:
Salaries and employee benefits	16,690	16,261
Net occupancy and equipment	3,226	3,146
Other real estate/foreclosure expense, net	1,077	3,121
Other expense	7,602	8,274

Total non-interest expense	28,595	30,802

Income before income taxes	5,378	5,436
Provision for income taxes	1,829	1,509

Net income	$3,549	$3,927

Basic net income per share	$0.58	$0.65

Diluted net income per share	$0.57	$0.65

Dividends per share	$0.03	$—

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Per Share Data)

	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Non- Controlling Interest	Total Shareholders’ Equity
	(Dollars in Thousands)
Balance, December 31, 2012	$73	$9,284	$3,139	$77,287	$(21,123)	$(13)	$68,647
Net income	—	—	—	3,927	—	—	3,927
Other comprehensive income (loss)	—	—	(2,610)	—	—	—	(2,610)
Treasury stock reissued (4,469 shares)	—	—	—	—	131	—	131

Balance, December 31, 2013	$73	$9,284	$529	$81,214	$(20,992)	$(13)	$70,095
Net income	—	—	—	3,549	—	—	3,549
Other comprehensive income	—	—	1,300	—	—	—	1,300
Dividends declared - $.03 per share	—	—	—	(181)	—	—	(181)
Common stock options and awards issued, net	—	293	—	—	—	—	293
Treasury stock reissued (4,468 shares)	—	—	—	—	106	—	106

Balance, December 31, 2014	$73	$9,577	$1,829	$84,582	$(20,886)	$(13)	$75,162

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Years Ended December 31,
	2014	2013
Net income	$3,549	$3,927

Other comprehensive income:
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of $(815) and $1,567 tax effect, respectively	1,358	(2,610)
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income, net of tax of $34 and $0, respectively	(58)	—

Other comprehensive income (loss)	1,300	(2,610)

Total comprehensive income	$4,849	$1,317

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,549	$3,927
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	803	717
Reduction in reserve for loan losses	(74)	(642)
Deferred income tax provision	1,812	308
Net gain on sale of securities	(104)	(484)
Stock-based compensation expense	443	155
Gain on dissolution of partnership	(221)	—
Net amortization of securities	1,173	810
Net loss on foreclosed assets	975	2,352
Changes in assets and liabilities:
Decrease in accrued interest receivable	467	399
Decrease in other assets	734	1,588
Decrease in accrued interest expense	(45)	(147)
Increase (decrease) in other liabilities	(949)	1,940

Net cash provided by operating activities	8,563	10,923

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(102,552)	(81,301)
Purchase of investment securities held-to-maturity	(16,310)	(23,191)
Proceeds from sales of investment securities available-for-sale	1,095	—
Proceeds from maturities and prepayments of investment securities available-for-sale	33,292	33,654
Proceeds from maturities and prepayments of investment securities held-to-maturity	22,193	9,282
Proceeds from redemption of Federal Home Loan Bank stock	168	256
Proceeds from sale of foreclosed assets	6,334	4,020
Proceeds from dissolution of partnership	1,000	—
Purchase of Federal Home Loan Bank stock	—	(225)
Net change in loan portfolio	35,967	34,719
Net decrease (increase) in federal funds sold	—	5,000
Purchase of premises and equipment	(1,708)	(381)

Net cash used in investing activities	(20,521)	(18,167)

Cash flows from financing activities:
Net decrease in customer deposits	(620)	(4,755)
Net increase (decrease) in short-term borrowings	(795)	593
Proceeds from Federal Home Loan Bank advances and other borrowings	—	5,000
Dividends paid	(181)	—

Net cash used in (provided by) financing activities	(1,596)	838

Net decrease in cash and cash equivalents	(13,554)	(6,406)
Cash and cash equivalents, beginning of period	47,720	54,126

Cash and cash equivalents, end of period	$34,166	$47,720

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1.	DESCRIPTION OF BUSINESS

United Security Bancshares, Inc. (“USBI”) and its wholly-owned subsidiary, First US Bank (the “Bank” or “FUSB”), provide commercial banking services to customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama. The Bank was formerly known as First United Security Bank and changed its name to First US Bank on December 15, 2014.

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

Principles of Consolidation

The consolidated financial statements include the accounts of USBI, the Bank and its wholly-owned subsidiaries (collectively, the “Company”) and one variable interest entity (“VIE”). All significant intercompany balances and transactions have been eliminated. The Company consolidates an entity if the Company has a controlling financial interest in the entity. VIEs are consolidated if the Company has the power to direct the significant economic activities of the VIE that impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant (i.e., the Company is the primary beneficiary). The assessment of whether or not the Company is the primary beneficiary of a VIE is performed on an ongoing basis. Unconsolidated investments held by the Company are accounted for using the cost method. See Note 7, “Investment in Limited Partnerships,” for further discussion of the consolidated VIE and unconsolidated cost method investments.

Use of Estimates

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with U.S. GAAP and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period included in the consolidated statements of operations and of cash flows. Actual results could differ from those estimates.

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

A substantial portion of the Company’s loans are secured by real estate in its primary market areas. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of a portion of the carrying amount of foreclosed real estate are susceptible to changes in economic conditions in the Company’s primary market areas.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, instruments with an original maturity of less than 90 days from issuance and amounts due from banks.

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
	(Dollars in Thousands)
Cash paid (refunded) during the period for:
Interest	$2,598	$3,052
Income taxes	52	(2,252)
Non-cash transactions:
Foreclosed assets acquired in settlement of loans	5,518	2,396
Reissuance of treasury stock as compensation	106	131

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

Reinsurance Activities

The Company assumes insurance risk related to credit life and credit accident and health insurance written by a non-affiliated insurance company for its customers that choose such coverage through a quota share reinsurance agreement. Assumed premiums on credit life are deferred and earned over the period of insurance coverage using either a pro rata method or the effective yield method, depending on whether the amount of insurance coverage generally remains level or declines. Assumed premiums for accident and health policies are earned on an average of the pro rata and the effective yield methods.

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

Investment Securities

Securities may be held in three portfolios: trading account securities, held-to-maturity securities and securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no securities in a trading account as of December 31, 2014 or 2013. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

business purposes. When the fair value of a security falls below carrying value, an evaluation must be made to determine if the unrealized loss is a temporary or other-than-temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down by a charge to operations to the extent that the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income or loss. The Company uses a systematic methodology to evaluate potential impairment of its investments that considers, among other things, the magnitude and duration of the decline in fair value, the financial health and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

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

Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company may use derivative instruments, which can include interest rate swaps, caps and floors. Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, requires all derivative instruments to be carried at fair value on the consolidated balance sheets. ASC Topic 815 provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under ASC Topic 815.

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

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The policy for interest recognition on impaired loans is consistent with the non-accrual interest recognition policy. Generally, loans are restored to accrual status when the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is determined based on various components for individually impaired loans and for homogeneous pools of loans. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries by portfolio segment. The methodology for determining charge-offs is consistently applied to each segment. The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, and changes in its risk profile, credit

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

concentrations, historical trends and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, loss experience and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings during periods in which they become known.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty years.

Other Real Estate

Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value based on appraised value, less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Gains or losses realized upon sale of OREO and additional losses related to subsequent valuation adjustments are determined on a specific property basis and are included as a component of noninterest expense along with carrying costs.

Income Taxes

The Company accounts for income taxes on the accrual basis through the use of the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts and the basis of existing assets and liabilities. Deferred tax assets are also recorded for any tax attributes, such as tax credit and net operating loss carryforwards. The net balance of deferred tax assets and liabilities is reported in other assets in the consolidated balance sheets. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

The Company evaluates the realization of deferred tax assets based on all positive and negative evidence available at the balance sheet date. Realization of deferred tax assets is based on the Company’s judgments about relevant factors affecting realization, including taxable income within any applicable carryback periods, future projected taxable income, reversal of taxable temporary differences and other tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is recorded for any deferred tax assets that are not more likely than not to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit for which there is a greater than 50% likelihood that such amount would be realized upon examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest expense, interest income and penalties related to unrecognized tax benefits within current income tax expense.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Treasury Stock

Treasury stock purchases and sales are accounted for using the cost method.

Advertising Costs

Advertising costs for promoting the Company are minimal and expensed as incurred.

Reclassification

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of USBI’s Board of Directors. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period. The dilutive shares are comprised of nonqualified stock option grants issued during 2014 to employees and members of USBI’s Board of Directors pursuant to the USBI 2013 Incentive Plan previously approved by USBI’s shareholders. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Basic shares	6,127,232	6,025,724
Dilutive shares	83,400	—

Diluted shares	6,210,632	6,025,724

	Year Ended December 31,
	2014	2013
Net income	$3,549	$3,927

Basic net income per share	$0.58	$0.65

Diluted net income per share	$0.57	$0.65

On February 23, 2015, the Company granted 96,150 nonqualified stock options to certain members of management and members of the Board of Directors. These options are dilutive; however, since they were granted subsequent to December 31, 2014, they are not included in dilutive shares in the table above.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). ASU 2014-01 permits reporting entities that invest in qualified affordable housing projects to elect to account for those investments using the “proportional amortization method” if certain conditions are met. Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit), if this method is selected as a policy. The decision to apply the proportional amortization method of accounting is an accounting policy decision and should be applied consistently to all qualifying affordable housing project investments. ASU 2014-01 should be applied retrospectively to all periods presented and is effective for annual and interim reporting periods beginning after December 15, 2014. The Company does not have a significant amount of investments in qualified affordable housing projects that qualify for the low income housing tax credit. Such investments are currently either consolidated in the Company’s financial statements or accounted for as cost method investments. The adoption of ASU 2014-01 is not expected to have a significant impact on the Company’s consolidated balance sheets, results of operations or cash flows.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014 and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The adoption of ASU 2014-04 is not expected to have a significant impact on the Company’s consolidated balance sheets, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact, if any, that ASU 2014-09 will have on its consolidated financial statements. In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitization structures. The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The new standard simplifies and improves current GAAP by: (i) placing more emphasis on risk of loss when determining a controlling financial interest; (ii) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE; and (iii) changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for periods beginning after December 15, 2015. The Company is still evaluating the potential impact on the Company’s consolidated financial statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of December 31, 2014 and 2013 are as follows:

	Available-for-Sale
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$139,980	$1,896	$(192)	$141,684
Commercial	35,873	164	(93)	35,944
Obligations of states and political subdivisions	15,673	1,241	—	16,914
Obligations of U.S. government-sponsored agencies	6,360	5	(1)	6,364
U.S. Treasury securities	4,153	—	(93)	4,060

Total	$202,039	$3,306	$(379)	$204,966

	Held-to-Maturity
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$10,666	$65	$(2)	$10,729
Obligations of U.S. government-sponsored agencies	17,870	19	(52)	17,837
Obligations of states and political subdivisions	584	4	—	588

Total	$29,120	$88	$(54)	$29,154

	Available-for-Sale
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$82,840	$1,479	$(885)	$83,434
Commercial	30,677	143	(355)	30,465
Obligations of states and political subdivisions	16,230	799	(2)	17,027
U.S. Treasury securities	4,161	—	(334)	3,827
Obligations of U.S. government-sponsored agencies	1,000	1	—	1,001

Total	$134,908	$2,422	$(1,576)	$135,754

	Held-to-Maturity
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Obligations of U.S. government-sponsored agencies	$35,050	$—	$(1,685)	$33,365

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of December 31, 2014 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$364	$365	$—	$—
Maturing after one to five years	7,986	8,378	—	—
Maturing after five to ten years	125,908	126,974	2,738	2,759
Maturing after ten years	67,781	69,249	26,382	26,395

Total	$202,039	$204,966	$29,120	$29,154

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) whether the Company intends to sell securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. As of December 31, 2014 and 2013, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

The following table reflects the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2014 and 2013.

	Available-for-Sale
	December 31, 2014
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$24,459	$(67)	$7,630	$(125)
Commercial	19,069	(70)	1,304	(23)
Obligations of U.S. government-sponsored agencies	1,999	(1)	—	—
Obligations of states and political subdivisions	269	—	—	—
U.S. Treasury securities	80	—	3,980	(93)

Total	$45,876	$(138)	$12,914	$(241)

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Held-to-Maturity
	December 31, 2014
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of U.S. government-sponsored agencies	$—	$—	$11,664	$(52)
Mortgage-backed securities:
Commercial	538	(2)	—	—

Total	$538	$(2)	$11,664	$(52)

	Available-for-Sale
	December 31, 2013
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$43,091	$(885)	$—	$—
Commercial	21,231	(337)	271	(18)
Obligations of states and political subdivisions	1,050	(2)	—	—
U.S. Treasury securities	3,748	(334)	—	—

Total	$69,120	$(1,558)	$271	$(18)

	Held-to-Maturity
	December 31, 2013
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of U.S. government-sponsored agencies	$33,365	$(1,685)	$—	$—

As of December 31, 2014, 10 debt securities had been in a loss position for more than 12 months, and 31 debt securities had been in a loss position for less than 12 months. The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and are not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuer for a period of time that we believe to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $61.1 million and $72.7 million as of December 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes.

Gains realized on sales of securities available-for-sale were approximately $0.1 million and $0.5 million in 2014 and 2013, respectively. There were no losses on sales of securities during 2014 and 2013.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2014 and 2013, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	December 31, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$10,431	$—	$10,431
Secured by 1-4 family residential properties	30,795	21,309	52,104
Secured by multi-family residential properties	20,403	—	20,403
Secured by non-farm, non-residential properties	104,883	—	104,883
Other	58	—	58
Commercial and industrial loans	16,838	—	16,838
Consumer loans	7,188	61,833	69,021
Other loans	579	—	579

Total loans	191,175	83,142	274,317
Less: Unearned interest, fees and deferred cost	189	8,444	8,633
Allowance for loan losses	3,486	2,682	6,168

Net loans	$187,500	$72,016	$259,516

	December 31, 2013
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$11,348	$—	$11,348
Secured by 1-4 family residential properties	34,978	26,621	61,599
Secured by multi-family residential properties	22,095	—	22,095
Secured by non-farm, non-residential properties	122,430	—	122,430
Other	761	—	761
Commercial and industrial loans	37,772	—	37,772
Consumer loans	9,886	48,938	58,824
Other loans	604	—	604

Total loans	239,874	75,559	315,433
Less: Unearned interest, fees and deferred cost	149	4,961	5,110
Allowance for loan losses	6,272	3,124	9,396

Net loans	$233,453	$67,474	$300,927

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 68.5% and 69.2% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of December 31, 2014 and 2013, respectively.

Related Party Loans:

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of December 31, 2014 and 2013 were $3.1 million and $3.6 million, respectively. During the year ended December 31, 2014, there were no new loans to these related parties, and repayments by active related parties were $0.5 million. During the year ended December 31, 2013, new loans to these related parties totaled $1.7 million, and repayments by active related parties were $0.6 million.

Allowance for Loan Losses:

The following tables present changes in the allowance for loan losses by loan portfolio segment and loan type as of December 31, 2014 and 2013:

	FUSB
	December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$592	$4,852	$180	$635	$13	$6,272
Charge-offs	(289)	(1,329)	(147)	(176)	—	(1,941)
Recoveries	307	587	129	51	1	1,075
Provision	(469)	(1,300)	(48)	(89)	(14)	(1,920)

Ending balance	141	2,810	114	421	—	3,486

Ending balance individually evaluated for impairment	—	762	—	—	—	762

Ending balance collectively evaluated for impairment	$141	$2,048	$114	$421	$—	$2,724

Loan receivables:
Ending balance	16,838	135,775	7,188	30,795	579	191,175

Ending balance individually evaluated for impairment	—	10,509	—	96	—	10,605

Ending balance collectively evaluated for impairment	$16,838	$125,266	$7,188	$30,699	$579	$180,570

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	ALC
	December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,667	$457	$—	$3,124
Charge-offs	—	—	(2,778)	(311)	—	(3,089)
Recoveries	—	—	772	29	—	801
Provision	—	—	1,675	171	—	1,846

Ending balance	—	—	2,336	346	—	2,682

Ending balance individually evaluated for impairment	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$2,336	$346	$—	$2,682

Loan receivables:
Ending balance	—	—	61,833	21,309	—	83,142

Ending balance individually evaluated for impairment	—	—	—	—	—	—

Ending balance collectively evaluated for impairment	$—	$—	$61,833	$21,309	$—	$83,142

	FUSB & ALC
	December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$592	$4,852	$2,847	$1,092	13	$9,396
Charge-offs	(289)	(1,329)	(2,925)	(487)	—	(5,030)
Recoveries	307	587	901	80	1	1,876
Provision	(469)	(1,300)	1,627	82	(14)	(74)

Ending balance	141	2,810	2,450	767	—	6,168

Ending balance individually evaluated for impairment	—	762	—	—	—	762

Ending balance collectively evaluated for impairment	$141	$2,048	$2,450	$767	$—	$5,406

Loan receivables:
Ending balance	16,838	135,775	69,021	52,104	579	274,317

Ending balance individually evaluated for impairment	—	10,509	—	96	—	10,605

Ending balance collectively evaluated for impairment	$16,838	$125,266	$69,021	$52,008	$579	$263,712

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

Credit Quality:

The Bank utilizes a credit grading system that provides a uniform framework for establishing and monitoring credit risk in the loan portfolio. Under the system, each loan is graded, based on pre-determined risk metrics, to evaluate the overall credit quality of the loan portfolio. Historically, loans have been categorized into one of eight risk grades that can be further summarized into categories described as pass, special mention, substandard, doubtful and loss, as described in further detail below. As of January 1, 2014, management established a nine-grade rating system, which had the effect of adding an additional risk grade to the pass category. The additional risk grade provides management with the ability to evaluate loans at a more granular level; however, it did not result in any change to the calculation of the allowance for loan losses as of December 31, 2014 and 2013, respectively.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

from the borrower is in jeopardy, although no loss of principal is envisioned. There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as substandard.

•

Doubtful (Risk Grade 8): Borrowers classified as doubtful have all the weaknesses found in substandard borrowers with the added provision that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable and improbable. Serious problems exist such that partial loss of principal is likely. The possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Management of borrowers classified doubtful may have demonstrated a history of failing to live up to agreements.

•

Loss (Risk Grade 9): Borrowers deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these worthless assets, even though partial recovery may occur in the future.

At ALC, because the loan portfolio is more uniform in nature, each loan is categorized into one of two risk grades, depending on whether the loan is considered to be performing or nonperforming. Performing loans are loans that are paying principal and interest in accordance with contractual agreement. Nonperforming loans are loans that are either not paying as contractually agreed or that have demonstrated characteristics that indicate a probability of loss.

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2014.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$5,326	$2,515	$2,590	$—	$10,431
Secured by 1-4 family residential properties	27,956	638	2,201	—	30,795
Secured by multi-family residential properties	18,033	—	2,370	—	20,403
Secured by non-farm, non-residential properties	86,812	10,905	7,166	—	104,883
Other	58	—	—	—	58
Commercial and industrial loans	14,915	1,222	701	—	16,838
Consumer loans	6,744	105	339	—	7,188
Other loans	577	—	2	—	579

Total	$160,421	$15,385	$15,369	$—	$191,175

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$20,778	$531	$21,309
Consumer loans	60,459	1,374	61,833

Total	$81,237	$1,905	$83,142

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2013.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$4,785	$—	$6,563	$—	$11,348
Secured by 1-4 family residential properties	30,459	333	4,162	24	34,978
Secured by multi-family residential properties	14,569	—	7,526	—	22,095
Secured by non-farm, non-residential properties	101,468	3,316	17,595	51	122,430
Other	761	—	—	—	761
Commercial and industrial loans	30,403	936	6,433	—	37,772
Consumer loans	9,235	3	648	—	9,886
Other loans	601	—	3	—	604

Total	$192,281	$4,588	$42,930	$75	$239,874

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$26,061	$560	$26,621
Consumer loans	47,644	1,294	48,938

Total	$73,705	$1,854	$75,559

The following tables provide an aging analysis of past due loans by class as of December 31, 2014.

	FUSB
	As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$41	$—	$86	$127	$10,304	$10,431	$—
Secured by 1-4 family residential properties	200	20	852	1,072	29,723	30,795	—
Secured by multi-family residential properties	—	—	—	—	20,403	20,403	—
Secured by non-farm, non-residential properties	268	159	1,743	2,170	102,713	104,883	—
Other	—	—	—	—	58	58	—
Commercial and industrial loans	—	8	—	8	16,830	16,838	—
Consumer loans	12	3	24	39	7,149	7,188	—
Other loans	4	—	12	16	563	579	11

Total	$525	$190	$2,717	$3,432	$187,743	$191,175	$11

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

ALC
As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	182	147	501	830	20,480	21,310	401
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	671	558	1,346	2,575	59,257	61,832	1,335
Other loans	—	—	—	—	—	—	—

Total	$853	$705	$1,847	$3,405	$79,737	$83,142	$1,736

The following tables provide an aging analysis of past due loans by class as of December 31, 2013.

	FUSB
	As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$38	$2,000	$2,038	$9,310	$11,348	$—
Secured by 1-4 family residential properties	271	154	1,801	2,226	32,752	34,978	—
Secured by multi-family residential properties	—	—	1,286	1,286	20,809	22,095	—
Secured by non-farm, non-residential properties	719	93	4,434	5,246	117,184	122,430	—
Other	—	—	—	—	761	761	—
Commercial and industrial loans	902	—	480	1,382	36,390	37,772	—
Consumer loans	101	—	26	127	9,759	9,886	—
Other loans	11	—	8	19	585	604	—

Total	$2,004	$285	$10,035	$12,324	$227,550	$239,874	$—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

ALC
As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	403	143	507	1,053	25,568	26,621	409
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	684	597	1,258	2,539	46,399	48,938	1,252
Other loans	—	—	—	—	—	—	—

Total	$1,087	$740	$1,765	$3,592	$71,967	$75,559	$1,661

The following table provides an analysis of non-accruing loans by class as of December 31, 2014 and 2013.

	Loans on Non-Accrual Status
	December 31, 2014	December 31, 2013
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$956	$2,337
Secured by 1-4 family residential properties	1,277	1,952
Secured by multi-family residential properties	—	1,286
Secured by non-farm, non-residential properties	2,314	4,435
Commercial and industrial loans	139	479
Consumer loans	140	76

Total loans	$4,826	$10,565

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

As of December 31, 2014, the carrying amount of impaired loans consisted of the following:

	December 31, 2014
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$—
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	755	1,146	—
Secured by non-farm, non-residential properties	6,091	6,091	—
Commercial and industrial	—	—	—

Total loans with no related allowance recorded	$8,387	$8,778	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$603	$603	$71
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	1,615	1,615	691
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—

Total loans with an allowance recorded	$2,218	$2,218	$762

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$2,048	$2,048	$71
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	2,370	2,761	691
Secured by non-farm, non-residential properties	6,091	6,091	—
Commercial and industrial	—	—	—

Total impaired loans	$10,605	$10,996	$762

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

The average net investment in impaired loans and interest income recognized and received on impaired loans as of December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,769	$46	$46
Secured by 1-4 family residential properties	143	3	3
Secured by multi-family residential properties	3,565	178	170
Secured by non-farm, non-residential properties	8,186	324	320
Commercial and industrial	80	1	1

Total	$14,743	$552	$540

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$10,249	$177	$179
Secured by 1-4 family residential properties	303	7	7
Secured by multi-family residential properties	8,690	438	446
Secured by non-farm, non-residential properties	22,272	918	935
Commercial and industrial	987	33	34

Total	$42,501	$1,573	$1,601

Loans on which the accrual of interest has been discontinued amounted to $4.8 million and $10.6 million as of December 31, 2014 and 2013, respectively. If interest on those loans had been accrued, there would have been $0.1 million and $0.6 million accrued as of December 31, 2014 and 2013, respectively. Interest income recorded related to these loans as of December 31, 2014 and 2013 was $0.2 million and $0.1 million as of December 31, 2014 and 2013, respectively. Accruing loans past due 90 days or more amounted to $1.7 million as of both December 31, 2014 and 2013.

Troubled Debt Restructurings:

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modification of note structure, principal balance reductions or some combination of these concessions. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. As of December 31, 2014 and 2013, respectively, the Company had $2.5 million and $5.7 million of non-accruing loans that were previously restructured and that remained on non-accrual status. During the year ended December 31, 2014, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance. During the year ended December 31, 2013, one loan totaling $2.0 million was returned to accrual status based on a sustained period of repayment performance. The balance of this loan as of December 31, 2014 was $1.4 million.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table provides the number of loans at the Bank modified in a troubled debt restructuring by loan portfolio as of December 31, 2014 and 2013, as well as the pre- and post-modification principal balance as of December 31, 2014 and 2013. There were no loans modified in a troubled debt restructuring at ALC.

	December 31, 2014			December 31, 2013
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	4	$3,282	$2,365	10	$7,551	$3,837
Secured by 1-4 family residential properties	4	200	156	17	1,375	1,067
Secured by non-farm, non-residential properties	6	1,448	1,299	9	2,683	2,418
Commercial loans	4	159	109	4	416	344

Total	18	$5,089	$3,929	40	$12,025	$7,666

The following table provides the number of loans modified in a troubled debt restructuring that have subsequently defaulted, by loan portfolio, as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Construction, land development and other land loans	—	$—	2	$566
Secured by non-farm, non-residential properties	2	886	4	1,073

Total	2	$886	6	$1,639

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses of $0.9 million and $0.8 million as of December 31, 2014 and 2013, respectively.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

5.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of December 31, 2014 and 2013.

	December 31, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning balance	$8,463	$847	$9,310
Transfers from loans	4,503	394	4,897
Sales proceeds	(5,582)	(288)	(5,870)

Gross gains	387	4	391
Gross losses	(512)	(159)	(671)

Net gains (losses)	(125)	(155)	(280)
Impairment	(262)	(60)	(322)

Ending balance	$6,997	$738	$7,735

	December 31, 2013
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning balance	$11,089	$2,197	$13,286
Transfers from loans	1,859	537	2,396
Sales proceeds	(3,051)	(969)	(4,020)

Gross gains	69	27	96
Gross losses	(215)	(729)	(944)

Net gains (losses)	(146)	(702)	(848)
Impairment	(1,288)	(216)	(1,504)

Ending balance	$8,463	$847	$9,310

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

6.	PREMISES AND EQUIPMENT

Premises and equipment and applicable depreciable lives are summarized as follows:

	2014	2013
	(Dollars in Thousands)
Land	$2,151	$2,003
Premises (40 years)	12,340	12,294
Furniture, fixtures, and equipment (3-7 years)	12,895	12,695

Total	27,386	26,992
Less accumulated depreciation	(18,688)	(18,178)

	8,698	8,814
Construction in progress	1,066	114

Total	$9,764	$8,928

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Depreciation expense of $0.8 million and $0.7 million was recorded in 2014 and 2013, respectively, on premises and equipment. Construction in progress as of December 31, 2014 primarily related to the cost of capital improvements on property acquired by the Bank in Tuscaloosa, Alabama, as well as capital improvements on the Bank’s principal office in Thomasville, Alabama.

7.	INVESTMENT IN LIMITED PARTNERSHIPS

The Bank holds investments in affordable housing projects for which it provides funding as a limited partner and has received tax credits related to its investments in the projects based on its partnership share. Historically, the Company’s investments have included both direct investments and investments in funds that invest solely in affordable housing projects. The net assets of the partnerships consist primarily of apartment complexes and liabilities associated with the operation of the partnerships. The Company has determined that these structures require evaluation as a VIE under ASC Topic 810, Consolidation. The Company consolidates one of the funds in which it has a 99.9% limited partnership interest. Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both September 30, 2014 and December 31, 2013. The remaining limited partnership investments are unconsolidated and are accounted for under the cost method, as allowed under ASC Topic 325, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors. As of December 31, 2013, approximately $0.8 million was included in other assets, representing the carrying amount of one remaining partnership accounted for as a cost method investment. During 2014, this partnership was dissolved, and the Company received $1.0 million, representing its residual interest upon dissolution of the partnership. Accordingly, as of December 31, 2014, the carrying amount of the partnership was reduced to zero, and the difference between the residual interest received and carrying amount was recorded as other non-interest income.

8.	DEPOSITS

As of December 31, 2014, the scheduled maturities of the Bank’s time deposits were as follows:

December 31, 2014
(Dollars in Thousands)
2014	$126,118
2015	36,205
2016	16,838
2017	5,601
2018 and thereafter	6,022

Total	$190,784

Total time deposits greater than $0.1 million totaled $80.7 million and $93.0 million as of December 31, 2014 and 2013, respectively. In addition, included in total deposits, the Company held brokered certificates of deposit totaling $7.6 million and $15.2 million as of December 31, 2014 and 2013, respectively. Deposits from related parties held by the Company amounted to $3.8 million and $3.9 million at December 31, 2014 and 2013, respectively.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days. There were no federal funds purchased outstanding as of December 31, 2014 or 2013.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of December 31, 2014 and 2013 totaled $0.4 million and $1.2 million, respectively.

As of both December 31, 2014 and 2013, the Bank had $18.8 million in remaining federal funds lines from correspondent banks.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. The Company had FHLB advances outstanding of $5.0 million as of both December 31, 2014 and 2013, respectively, and assets pledged associated with these advances of $5.7 million and $5.1 million as of December 31, 2014 and 2013, respectively.

The following summarizes information concerning FHLB advances and other borrowings:

	2014	2013
	(Dollars in Thousands)
Balance at year-end	$5,000	$5,000
Average balance during the year	5,000	1,890
Maximum month-end balance during the year	5,000	5,000
Average rate paid during the year	0.57%	0.58%
Weighted average remaining maturity	0.67 years	1.67 years

As of December 31, 2014 and 2013, the Bank had $166.8 million and $165.9 million, respectively, in remaining credit from the FHLB (subject to available collateral).

11.	INCOME TAXES

The consolidated provisions for income taxes for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(Dollars in Thousands)
Federal
Current	$4	$971
Deferred	1,213	245

	1,217	1,216
State
Current	13	230
Deferred	599	63

	612	293

Total	$1,829	$1,509

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The consolidated tax expense (benefit) differed from the amount computed by applying the federal statutory income tax rate of 34% as described in the following table:

	2014	2013
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$1,828	$1,848
Increase (decrease) resulting from:
Tax-exempt interest	(276)	(394)
State income tax expense, net of federal income taxes	279	190
Other	(2)	(135)

Total	$1,829	$1,509

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 are presented below:

	2014	2013
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$2,276	$3,556
Deferred compensation	1,586	1,608
Deferred commissions and fees	181	269
Impairment OREO	1,199	3,103
Federal net operating loss carryforwards	3,360	2,135
State net operating loss carryforwards	230	568
Federal alternative minimum tax & general business credits carryforwards	231	216
Other	464	212

Total gross deferred tax assets	9,527	11,667
Deferred tax liabilities:
Premises and equipment	490	236
Limited partnerships	—	154
Unrealized gain on securities available-for-sale	1,098	317
Other	—	173

Total gross deferred tax liabilities	1,588	880

Net deferred tax asset, included in other assets	$7,939	$10,787

Of the $7.9 million net deferred tax asset as of December 31, 2014, $3.8 million related to federal and state net operating loss and tax credit carryforwards that can be used to offset income in future periods and reduce income taxes payable in those future periods. The majority of these carryforwards will not begin to expire until 2032. The remaining $4.1 million of net deferred tax assets do not have a set expiration date as of December 31, 2014. At this time, we consider it more likely than not that the Company will have sufficient taxable income in the future that will allow the deferred tax assets to be realized. However, if the Company is not able to generate sufficient taxable income from operations, it is possible that some or all of the carryforwards could ultimately expire unused, and a substantial valuation allowance to reduce the deferred tax assets could be required. The recording of a valuation allowance could materially increase the Company’s expenses in the period the allowance is recognized and materially adversely affect the Company’s results of operations and balance sheet.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company’s determination of the realization of net deferred tax assets at December 31, 2014, is based on the Company’s assessment of all available positive and negative evidence. The primary sources of positive and negative evidence impacting taxable income are summarized below.

Positive Evidence

•

History of earnings – The Company has a strong history of generating earnings and has demonstrated positive earnings in 18 of the most recent 20 years. As of December 31, 2014, the Company was in a three-year cumulative gain position based on pre-tax earnings, of approximately $8.4 million. Additionally, the Company does not have a history of operating loss or tax credit carryforwards expiring unused.

•

Reversal of temporary differences – During 2014, the Company continued to experience significant reversals of temporary book-tax differences related to the allowance for loan losses and impairment of OREO, which on a combined basis, decreased to $3.5 million as of December 31, 2014, compared with $6.7 million as of December 31, 2013. These temporary differences resulted from significant loan charge-offs and write-downs of OREO in previous years. In subsequent years, there has been substantial improvement in the credit quality of the Company’s loan portfolio, as well as net reductions in the balance of OREO. Based on our current evaluation of the loan portfolio and OREO properties, management believes reversals of these temporary differences will decline in future years, resulting in increased taxable income, and ultimately enabling net operating loss and tax credit carryforwards to be utilized before expiration.

•

Tax planning strategies – The Company has the ability to implement tax planning strategies, such as the sale of assets, to maximize the realization of deferred tax assets. As an example, as of December 31, 2014 and 2013, the Company had $3.3 million and $2.4 million, respectively, in gross unrealized pre-tax gains in its available-for-sale portfolio that could be used to accelerate the recognition of taxable income, and therefore provides a tax planning strategy to maximize the realization of the deferred tax assets that could expire unutilized.

•

Strong capital position – As of December 31, 2014 and 2013, the Company was considered “well-capitalized” under existing regulatory guidelines. See Note 15, “Shareholders’ Equity,” for additional information on the Company’s capital amounts and ratios in comparison to regulatory requirements.

Negative Evidence

•

Prior-year cumulative loss position – As of December 31, 2013, the Company was in a three-year cumulative loss position. Excluding goodwill impairment in 2011, as this item is nondeductible for income tax purposes, the cumulative continuing operations pre-tax loss position for 2011 through 2013 was $2.6 million. The cumulative loss primarily resulted from the unprecedented provision for loan losses and recoveries of $22.5 million during these periods. Based on our current evaluation of the loan portfolio under current economic conditions, management believes that the provision for loan losses will continue to return to more normalized levels in future periods. During 2014 and 2013, the Company experienced a reduction in the reserve for loan losses of $0.1 million and $0.6 million, respectively, as compared with a provision for loan losses of $4.3 million and $18.8 million in 2012 and 2011, respectively.

The Company believes that the positive evidence, when considered in its entirety, outweighs the negative evidence of prior-year pre-tax losses. Accordingly, a valuation allowance was not established as of December 31, 2014 or 2013.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company files a consolidated income tax return with the federal government and the State of Alabama. ALC files a Mississippi state income tax return related to operations from its Mississippi branches. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it files for the years ended December 31, 2011 through 2014.

As of December 31, 2014, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2014. As of December 31, 2014, the Company had accrued no interest and no penalties related to uncertain tax positions.

12.	EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan, the United Security Bancshares, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows participants to defer a portion of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2014 and 2013, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. The 401(k) Plan also allows the Company to make discretionary matching contributions on behalf of participants equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2014 or 2013. The Company’s matching contributions to the 401(k) Plan totaled $0.3 million in both 2014 and 2013.

Participants can elect to invest up to 20% incoming contributions (measured at the time of investment) in the 401(k) Plan in the form of Company stock. The 410(k) Plan held 292,989 and 321,814 shares of Company stock as of December 31, 2014 and 2013, respectively. These shares are allocated to participants in the 401(k) Plan and, accordingly, are included in the earnings per share calculations.

13.	DEFERRED COMPENSATION PLAN

The Bank has entered into supplemental compensation benefits agreements with certain directors and executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.5 million as of both December 31, 2014 and 2013.

Non-employee directors may elect to defer payment of all or any portion of their USBI and FUSB director fees under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan, which was ratified by shareholders at the annual meeting held on May 11, 2004, permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of USBI’s common stock.

Neither USBI nor the Bank makes any contribution to participants’ accounts under the Deferral Plan.

While not required by the Deferral Plan, the Company established a grantor trust (Rabbi Trust) as an instrument to fund the stock portion of the Deferral Plan. As of December 31, 2014 and 2013, the grantor trust held 9,233 and 13,701 shares, respectively, of USBI’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation, included in other liabilities, was $0.8 million and $0.6 million as of December 31, 2014 and 2013, respectively.

14.	STOCK OPTION GRANTS

As of December 31, 2014, the Company had outstanding stock options granted by USBI to certain employees and non-employee directors under the 2013 Incentive Plan (the “Omnibus Incentive Plan”). The stock option awards were granted with an exercise price equal to the market price of USBI’s stock on the

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

date of the grant. The awards granted were either fully-vested or had a vesting period of one year, with a contractual 10-year term. The Company recognizes the cost of services received in exchange for stock options based on the grant date fair value of the award. The fair value is determined using the Black-Scholes option-pricing model, and the compensation cost is recognized on a straight-line basis over the vesting period of the award. Stock-based compensation expense related to stock options for the year ended December 31, 2014 was $0.3 million. No stock options were granted in 2013, and there were no stock options outstanding as of December 31, 2013. The following table summarizes the Company’s stock option activity for 2014.

	December 31, 2014
	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of year	—	$—
Granted	83,400	8.09
Exercised	—	—
Expired	—	—
Forfeited	—	—

Options outstanding, end of year	83,400	$8.09

Options exercisable, end of year	72,650	$8.10

To calculate the fair value of the stock options issued in 2014, the Company used a risk-free interest rate of 2.8% which approximated the 10-year Treasury note. In addition, an expected option life of 7.5 years and dividend rate of 1.5% was used. Stock price volatility was calculated using a three year stock price history. The 83,400 options outstanding as of December 31, 2014 had an aggregate intrinsic value (calculated as the amount by which the market value of the underlying stock exceeds the exercise price of the option) of $0.1 million.

On February 23, 2015, the Company granted 96,150 nonqualified stock options to certain members of management and members of the Board of Directors. Since these options were granted subsequent to December 31, 2014, they are not included in the summary above.

15.	SHAREHOLDERS’ EQUITY

Dividends are paid at the discretion of the Company’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are the Company’s primary source of funds for the payment of dividends to shareholders. In addition, federal and state regulatory agencies have the authority to prevent the Company from paying a dividend to shareholders. During the year ended December 31, 2014, the Company declared dividends of $0.2 million, or $0.03 per share. The Company did not pay a dividend in 2013.

The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items. The Company’s regulators also have imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average total assets (as defined in the regulations). Failure to meet minimum capital requirements can result in certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2014 and 2013, the Company and Bank were classified as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” an entity must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Actual capital amounts, as well as required and well capitalized total risk-based, Tier I risk-based, and Tier I leverage ratios as of December 31, 2014 and 2013, for the Company and the Bank are set forth in the table below.

	2014
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk weighted assets):
United Security Bancshares, Inc.	$69,251	22.61%	$24,503	8.00%	N/A	N/A
First US Bank	69,765	22.78%	24,503	8.00%	$30,629	10.00%
Tier I capital (to risk weighted assets):
United Security Bancshares, Inc.	65,394	21.35%	12,252	4.00%	N/A	N/A
First US Bank	65,908	21.52%	12,252	4.00%	18,377	6.00%
Tier I leverage (to average assets):
United Security Bancshares, Inc.	65,394	11.75%	16,690	3.00%	N/A	N/A
First US Bank	65,908	11.85%	16,684	3.00%	27,807	5.00%

	2013
	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk weighted assets):
United Security Bancshares, Inc.	$64,842	19.20%	$27,012	8.00%	N/A	N/A
First US Bank	65,304	19.34%	27,012	8.00%	$33,765	10.00%
Tier I capital (to risk weighted assets):
United Security Bancshares, Inc.	60,557	17.93%	13,506	4.00%	N/A	N/A
First US Bank	61,019	18.07%	13,506	4.00%	20,259	6.00%
Tier I leverage (to average assets):
United Security Bancshares, Inc.	60,557	10.88%	16,698	3.00%	N/A	N/A
First US Bank	61,019	10.97%	16,691	3.00%	27,819	5.00%

There are no significant conditions or events that have occurred since December 31, 2014 which management believes have affected the Company’s or the Bank’s classification as “well-capitalized.” As of January 1, 2015, the Company and the Bank were subject to revised capital requirements as described in the section captioned “Capital Adequacy Guidelines” in PART I. Item 1. Business, located in this report. The Company and Bank will report under the revised capital requirements beginning with regulatory reports filed as of March 31, 2015.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

16.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company: FUSB and ALC. The reportable segments were determined using the internal management reporting system. These segments are comprised of the Company’s and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the table below.

	2014
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$18,595	$15,992	$11	$(3,237)	$31,361
Total interest expense	2,564	3,226	—	(3,237)	2,553

Net interest income	16,031	12,766	11	—	28,808
Provision (reduction in reserve) for loan losses	(1,920)	1,846	—	—	(74)

Net interest income after provision (reduction in reserve)	17,951	10,920	11	—	28,882
Total non-interest income	3,987	1,163	694	(753)	5,091
Total non-interest expense	18,508	9,953	887	(753)	28,595

Income (loss) before income taxes	3,430	2,130	(182)	—	5,378
Provision for income taxes	998	827	4	—	1,829

Net income (loss)	$2,432	$1,303	$(186)	$—	$3,549

Other significant items:
Total assets	$566,779	$75,046	$81,253	$(150,469)	$572,609
Total investment securities	234,006	—	80	—	234,086
Total loans, net	252,139	72,016	—	(64,639)	259,516
Investment in subsidiaries	5	—	76,129	(76,129)	5
Fixed asset addition	1,607	101	—	—	1,708
Depreciation and amortization expense	584	219	—	—	803
Total interest income from external customers	15,369	15,991	1	—	31,361
Total interest income from affiliates	3,226	—	11	(3,237)	—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2013
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$19,833	$17,026	$10	$(3,233)	$33,636
Total interest expense	2,915	3,223	—	(3,233)	2,905

Net interest income	16,918	13,803	10	—	30,731
Provision (reduction in reserve) for loan losses	(2,862)	2,220	—	—	(642)

Net interest income after provision (reduction in reserve)	19,780	11,583	10	—	31,373
Total non-interest income	3,553	1,387	812	(887)	4,865
Total non-interest expense	20,464	10,303	922	(887)	30,802

Income (loss) before income taxes	2,869	2,667	(100)	—	5,436
Provision for income taxes	493	1,012	4	—	1,509

Net income (loss)	$2,376	$1,655	$(104)	$—	$3,927

Other significant items:
Total assets	$559,159	$71,572	$76,236	$(137,166)	$569,801
Total investment securities	170,724	—	80	—	170,804
Total loans, net	293,069	67,474	—	(59,616)	300,927
Investment in subsidiaries	784	—	71,096	(71,875)	5
Fixed asset addition	323	58	—	—	381
Depreciation and amortization expense	539	178	—	—	717
Total interest income from external customers	16,610	17,026	—	—	33,636
Total interest income from affiliates	3,223	—	10	(3,233)	—

17.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2014 and 2013 consisted of the following:

	2014	2013
	(Dollars in Thousands)
Legal, accounting and other professional fees	$1,217	$1,355
Postage, stationery and supplies	749	851
Telephone/data communication	642	622
FDIC insurance assessments	565	722
Other	4,429	4,724

Total	$7,602	$8,274

18.	OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and month-to-month rental agreements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following is a schedule, by year, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2014 (dollars in thousands):

Year ending December 31,
2015	$454
2016	330
2017	256
2018	225
2019	168
2020	143

Total rental expense under all operating leases was $0.8 million and $0.3 million in 2014 and 2013, respectively.

19.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2014 and 2013, there were no credit losses associated with derivative contracts.

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

	December 31,
	2014	2013
	(Dollars in Thousands)
Standby letters of credit	$833	$931
Commitments to extend credit	$31,644	$28,875

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. As of December 31, 2014 and 2013, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represent the Bank’s total credit risk in this category, is listed in the table above.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of December 31, 2014, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery. As of December 31, 2013, there was $0.3 million in outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

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

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair Value Hierarchy

The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in the value of financial instruments held by the Company since purchase, origination or issuance.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the periods ended December 31, 2014 or 2013.

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

Interest Rate Cap Derivative Agreements

Interest rate cap agreements were included in other assets at fair value on the Company’s balance sheet as of December 31, 2014. The interest rate caps qualify as derivatives but are not designated as hedging instruments. Accordingly, changes in fair value are included in results of operations. The fair value of these agreements are based on information obtained from third-party financial institutions. This information is periodically evaluated by the Company and, as necessary, corroborated against other third-party valuations. The Company classified these derivative assets within Level 2 of the valuation hierarchy.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table presents assets measured at fair value on a recurring basis as of December 31, 2014 and 2013. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of December 31, 2014 Using
	Totals At December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$141,684	$—	$141,684	$—
Commercial	35,944	—	35,944	—
Obligations of states and political subdivisions	16,914	—	16,914	—
Obligations of U.S. government-sponsored agencies	6,364	—	6,364	—
U.S. Treasury securities	4,060	—	4,060	—
Other assets - derivatives	68	—	68	—

	Fair Value Measurements as of December 31, 2013 Using
	Totals At December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$83,434	$—	$83,434	$—
Commercial	30,465	—	30,465	—
Obligations of states and political subdivisions	17,027	—	17,027	—
U.S. Treasury securities	3,827	—	3,827	—
Obligations of U.S. government-sponsored agencies	1,001	—	1,001	—
Other assets - derivatives	—	—	—	—

Fair Value Measurements on a Non-recurring Basis

Impaired Loans

Loans that are considered impaired are loans for which, based on current information and events, it is probable that the Company will be unable to collect all principal and interest payments due under the contractual terms of the loan agreement. Impaired loans can be measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less estimated selling cost if the loan is collateral-dependent. For the Company, the fair value of impaired loans was primarily measured based on the value of the collateral (typically, real estate) securing the loans. The Company determines the fair value of the collateral based on

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

independent appraisals performed by qualified licensed appraisers. The appraisals may include a single valuation approach or a combination of approaches, including comparable sales and income approaches. Appraised values are discounted for estimated costs to sell and may be discounted further based on management’s knowledge of the collateral, changes in market conditions since the most recent appraisal and/or management’s knowledge of the borrower and the borrower’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are evaluated by management for additional impairment on at least a quarterly basis and adjusted accordingly.

Other Real Estate Owned (OREO)

OREO consists of properties obtained through foreclosure or in satisfaction of loans, and is recorded at the lower of the loan’s carrying amount or the fair value of the property, less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically significant unobservable inputs for determining fair value.

The following table presents the balances of impaired loans and OREO measured at fair value on a non-recurring basis as of December 31, 2014 and 2013.

	Fair Value Measurements as of December 31, 2014 Using
	Totals At December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$1,456	$—	$—	$1,456
OREO	7,735	—	—	7,735

	Fair Value Measurements as of December 31, 2013 Using
	Totals At December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$11,358	$—	$—	$11,358
OREO	9,310	—	—	9,310

Non-Recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2014. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input, as well as the weighted average within the range utilized as of December 31, 2014, are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Level 3 Significant Unobservable Input Assumptions
	Fair Value December 31, 2014	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:
Impaired loans	$1,456	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)
OREO	$7,735	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

Impaired loans

Impaired loans are valued based on multiple data points indicating the fair value for each loan. The primary data point is the appraisal value of the underlying collateral, to which a discount is applied. Management establishes this discount or comparability adjustment based on recent sales of similar property types. As liquidity in the market increases or decreases, the comparability adjustment and the resulting asset valuation are impacted.

OREO

OREO under a binding contract for sale is valued based on contract price. If no sales contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity, considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet.

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

Derivative instruments: The fair value of derivative instruments is based on information obtained from a third-party financial institution. This information is periodically evaluated by the Company and, as necessary, corroborated against other third-party information.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2014 and 2013.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2014 and 2013, were as follows:

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$34,166	$34,166	$34,166	$—	$—
Investment securities available-for-sale	204,966	204,966	—	204,966	—
Investment securities held-to-maturity	29,120	29,154	—	29,154	—
Federal Home Loan Bank stock	738	738	—	—	738
Loans, net of allowance for loan losses	259,516	259,337	—	—	259,337
Other assets – derivatives	68	68	—	68	—
Liabilities:
Deposits	483,659	484,108	—	484,108	—
Short-term borrowings	436	436	—	436	—
Long-term debt	5,000	5,007	—	5,007	—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$47,720	$47,720	$47,720	$—	$—
Investment securities available-for-sale	135,754	135,754	—	135,754	—
Investment securities held-to-maturity	35,050	33,365	—	33,365	—
Federal Home Loan Bank stock	906	906	—	—	906
Loans, net of allowance for loan losses	300,927	303,291	—	—	303,291
Liabilities:
Deposits	484,279	484,957	—	484,957	—
Short-term borrowings	1,231	1,231	—	1,231	—
Long-term debt	5,000	5,011	—	5,011	—

21.	UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

	Year Ended December 31,
	2014	2013
	(Dollars in Thousands)
Assets:
Cash on deposit	$64	$73
Investment in subsidiaries	75,676	70,557

Total Assets	$75,740	$70,630

Liabilities:
Other liabilities	$578	$535
Shareholders’ equity	75,162	70,095

Total liabilities and shareholders’ equity	$75,740	$70,630

Statements of Operations

	Year Ended December 31,
	2014	2013
	(Dollars in Thousands)
Income:
Dividend income, First US Bank	$381	$200
Other income	—	6

Total income	$381	$206
Expense	372	334

Gain (loss) before equity in undistributed income of subsidiaries	$9	$(128)
Equity in undistributed income of subsidiaries	3,540	4,055

Net income	$3,549	$3,927

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Statements of Cash Flows

	Year Ended December 31,
	2014	2013
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$3,549	$3,927
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income (loss) of subsidiaries	(3,539)	(4,055)
Change in other assets and liabilities	162	118

Net cash provided by (used in) operating activities	172	(10)

Cash flows from financing activities:
Dividends paid	(181)	—

Net cash used in financing activities	(181)	—

Decrease in cash	(9)	(10)
Cash at beginning of year	73	83

Cash at end of year	$64	$73

22.	QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Interest income	$7,686	$7,899	$7,930	$7,846	$8,340	$8,270	$8,432	$8,594
Interest expense	636	642	630	645	677	702	737	789

Net interest income	7,050	7,257	7,300	7,201	7,663	7,568	7,695	7,805
Provision (reduction in reserve) for loan losses	(169)	(55)	(264)	414	(1,441)	240	53	506

Net interest income after provision (reduction in reserve) for loan losses	7,219	7,312	7,564	6,787	9,104	7,328	7,642	7,299
Non-interest:
Income	1,279	1,180	1,485	1,147	723	1,291	1,228	1,623
Expense	7,246	7,242	7,223	6,884	8,569	7,365	7,176	7,692

Income before income taxes	1,252	1,250	1,826	1,050	1,258	1,254	1,694	1,230
Provision for income taxes	532	413	608	276	303	350	512	344

Net income after taxes	$720	$837	$1,218	$774	$955	$904	$1,182	$886

Earnings per common share:
Basic earnings	$0.12	$0.14	$0.20	$0.13	$0.16	$0.15	$0.20	$0.15
Diluted earnings	$0.12	$0.13	$0.20	$0.13	$0.16	$0.15	$0.20	$0.15
Dividends declared	$0.02	$0.01	$—	$—	$—	$—	$—	$—

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

USBI’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of USBI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2014, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, USBI’s management concluded, as of December 31, 2014, that USBI’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in USBI’s periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in USBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, USBI’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 50 and is incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

USBI has adopted a Code of Business Conduct and Ethics for directors, officers (including its Chief Executive Officer and Chief Financial Officer) and employees. The Code of Business Conduct and Ethics is incorporated herein by reference to the Exhibit 14 to USBI’s Annual Report on Form 10-K for the year ended December 31, 2003. USBI will provide any interested person a copy of the Code of Business Conduct and Ethics free of charge, upon written request to United Security Bancshares, Inc., Attention: Beverly J. Dozier, Corporate Secretary, 131 West Front Street, Post Office Box 249, Thomasville, Alabama 36784, (334) 636-5424.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2014, the securities that were authorized for issuance under USBI’s equity compensation plans, the United Security Bancshares, Inc. 2013 Incentive Plan (the “Omnibus Incentive Plan”) and the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Omnibus Incentive Plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards and performance compensation awards to employees, consultants and directors of the Company and was approved by USBI’s shareholders in 2013. The Deferral Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in USBI’s common stock and was approved by USBI’s shareholders in 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c) (excluding securities reflected in column (a))(1)
Equity compensation plans approved by shareholders	173,810	(2)	$8.09	(3)	516,600
Equity compensation plans not approved by shareholders	—		—		—

Total	173,810	(2)	$8.09	(3)	516,600

(1)	Does not include shares reserved for future issuance under the Deferral Plan. Includes shares remaining available for issuance under the Omnibus Incentive Plan after giving effect to shares subject to issuance upon exercise of outstanding stock options.
(2)	Includes 83,400 shares subject to issuance upon exercise of outstanding stock options and 90,410 shares subject to issuance under the Deferral Plan. Does not include shares subject to issuance upon vesting of outstanding restricted stock units, which were all settled in cash in February 2015 pursuant to the terms of the Omnibus Incentive Plan and the related award agreements.
(3)	Represents the weighted-average exercise price of outstanding stock options. Does not include amounts deferred pursuant to the Deferral Plan, as there is no exercise price associated with these deferred amounts.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements of USBI and its subsidiaries, included herein in Item 8, are as follows:

•	Management’s Report on Internal Control over Financial Reporting;

•	Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC;

•	Consolidated Balance Sheets – December 31, 2014 and 2013;

•	Consolidated Statements of Operations – Years Ended December 31, 2014 and 2013;

•	Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2014 and 2013;

•	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2014 and 2013;

•	Consolidated Statements of Cash Flows – Years Ended December 31, 2014 and 2013; and

•	Notes to Consolidated Financial Statements – Years Ended December 31, 2014 and 2013.

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item above.

(a)(3)&(b)Exhibits.

The exhibits listed on the Exhibit Index beginning on page 105 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2015.

UNITED SECURITY BANCSHARES, INC.

By:	/s/ James F. House
James F. House
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House James F. House	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2015

/s/ Thomas S. Elley Thomas S. Elley	Vice President, Treasurer, Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2015

/s/ Andrew C. Bearden Andrew C. Bearden	Director	March 12, 2015

/s/ Linda H. Breedlove Linda H. Breedlove	Director	March 12, 2015

/s/ Robert Stephen Briggs Robert Stephen Briggs	Director	March 12, 2015

/s/ Sheri S. Cook Sheri S. Cook	Director	March 12, 2015

/s/ Gerald P. Corgill Gerald P. Corgill	Director	March 12, 2015

/s/ John C. Gordon John C. Gordon	Director	March 12, 2015

/s/ William G. Harrison William G. Harrison	Director	March 12, 2015

/s/ J. Lee McPhearson J. Lee McPhearson	Director	March 12, 2015

Signature	Title	Date

/s/ Jack W. Meigs Jack W. Meigs	Director	March 12, 2015

/s/ Aubrey S. Miller Aubrey S. Miller	Director	March 12, 2015

/s/ Donna D. Smith Donna D. Smith	Director	March 12, 2015

/s/ A. J. Strickland, III A. J. Strickland, III	Director	March 12, 2015

/s/ Howard M. Whitted Howard M. Whitted	Director	March 12, 2015

/s/ Bruce N. Wilson Bruce N. Wilson	Director	March 12, 2015

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description
3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on August 29, 2007.

10.1	Amended and Restated Executive Employment Agreement, dated December 19, 2013 (effective as of January 1, 2014), between USBI, the Bank and James F. House, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 19, 2013.*

10.2	Change in Control Agreement dated May 20, 2014, entered into by and among United Security Bancshares, Inc., First United Security Bank and Thomas S. Elley, incorporated herein by reference to Exhibit 10.1 to the Current Report on 8-K filed on May 20, 2014.

10.3	Change in Control Agreement dated May 20, 2014, entered into by and among United Security Bancshares, Inc., Acceptance Loan Company, Inc. and William C. Mitchell, incorporated herein by reference to Exhibit 10.2 to the Current Report on 8-K filed on May 20, 2014.

10.4	Form of Director Indemnification Agreement between USBI and its directors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2009.*

10.5	United Security Bancshares, Inc. 2013 Incentive Plan, effective March 22, 2013, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 22, 2013.*

10.6	Form of Restricted Stock Unit Award Agreement – Performance Vesting Award – 1-Year Performance Period under the United Security Bancshares, Inc. 2013 Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014.*

10.7	Form of Nonqualified Stock Option Agreement under the United Security Bancshares, Inc. 2013 Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2014.*

10.8	Form of Nonqualified Stock Option Agreement (Executive Officers and Directors – Immediate Vesting), incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2014.*

10.9	Form of Nonqualified Stock Option Agreement (Executive Officers and Directors – One-Year Vesting).*

10.10	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove, incorporated herein by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2002.*

10.10A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Linda H. Breedlove dated November 20, 2008, incorporated herein by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2008.*

10.11	First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill, incorporated herein by reference to Exhibit 10.8 to Form 10-Q for the quarter ended September 30, 2002.*

10.11A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 21, 2002 for Gerald P. Corgill dated November 20, 2008, incorporated herein by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2008.*

Exhibit No.	Description
10.12	First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon, incorporated herein by reference to Exhibit 10.10 to Form 10-Q for the quarter ended September 30, 2002.*

10.12A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for John C. Gordon dated November 20, 2008, incorporated herein by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2008.*

10.13	First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison, incorporated herein by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2002.*

10.13A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for William G. Harrison dated November 20, 2008, incorporated herein by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008.*

10.14	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs, incorporated herein by reference to Exhibit 10.13 to Form 10-Q for the quarter ended September 30, 2002.*

10.14A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Jack Meigs dated November 20, 2008, incorporated herein by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2008.*

10.15	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted, incorporated herein by reference to Exhibit 10.17 to Form 10-Q for the quarter ended September 30, 2002.*

10.15A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Howard M. Whitted dated November 20, 2008, incorporated herein by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2008.*

10.16	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson, incorporated herein by reference to Exhibit 10.18 to Form 10-Q for the quarter ended September 30, 2002.*

10.16A	First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Bruce N. Wilson dated November 20, 2008, incorporated herein by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2008.*

10.17	First United Security Bank Director Retirement Agreement dated November 17, 2011, with Andrew C. Bearden, Jr., incorporated herein by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2011.*

10.18	First United Security Bank Director Retirement Agreement dated November 30, 2011, with J. Lee McPhearson, incorporated herein by reference to Exhibit 10.22 to Form 10-K for the year ended December 31, 2011.*

10.19	United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.22 to Form 10-K for the year ended December 31, 2003.*

10.19A	Amendment One to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 18, 2008, incorporated herein by reference to Exhibit 10.22A to Form 10-K for the year ended December 31, 2008.*

Exhibit No.	Description
10.19B	Amendment Two to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 30, 2010, incorporated herein by reference to Exhibit 10.22B to Form 10-K for the year ended December 31, 2010.*

10.20	United Security Bancshares, Inc. Summary of Directors’ Fees, effective May 30, 2014.*

14	United Security Bancshares, Inc. Code of Business Conduct and Ethics, incorporated herein by reference to Exhibit 14 to Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of United Security Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

*	Indicates a management contract or compensatory plan or arrangement.