Form 10-Q
period 2015-03-31
UNITED SECURITY BANCSHARES INC
filed 2015-05-14
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2015
Common Stock, $0.01 par value	6,043,292 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“USBI” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements.  Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in USBI’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of  USBI’s Annual Report on Form 10-K for the year ended December 31, 2014. Specifically, with respect to statements relating to loan demand, growth and earnings potential and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$8,396	$9,697
Interest bearing deposits in banks	21,921	24,469
Total cash and cash equivalents	30,317	34,166
Investment securities available-for-sale, at fair value	209,790	204,966
Investment securities held-to-maturity, at amortized cost	40,074	29,120
Federal Home Loan Bank stock, at cost	740	738
Loans, net of allowance for loan losses of $5,401 and $6,168, respectively	239,218	259,516
Premises and equipment, net	10,505	9,764
Cash surrender value of bank-owned life insurance	14,054	13,975
Accrued interest receivable	1,941	2,235
Other real estate owned	8,608	7,735
Other assets	9,635	10,394
Total assets	$564,882	$572,609
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$475,288	$483,659
Accrued interest expense	208	221
Other liabilities	7,961	8,131
Short-term borrowings	680	436
Long-term debt	5,000	5,000
Total liabilities	489,137	497,447
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,329,060 shares issued; 6,034,059 shares outstanding	73	73
Surplus	9,615	9,577
Accumulated other comprehensive income, net of tax	1,659	1,829
Retained earnings	85,297	84,582
Less treasury stock: 1,295,001 shares at cost	(20,886)	(20,886)
Noncontrolling interest	(13)	(13)
Total shareholders’ equity	75,745	75,162
Total liabilities and shareholders’ equity	$564,882	$572,609

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Interest income:
Interest and fees on loans	$6,135	$6,797
Interest on investment securities	1,186	1,049
Total interest income	7,321	7,846
Interest expense:
Interest on deposits	607	637
Interest on borrowings	7	8
Total interest expense	614	645
Net interest income	6,707	7,201
Provision (reduction in reserve) for loan losses	(166)	414
Net interest income after provision (reduction in reserve) for loan losses	6,873	6,787
Non-interest income:
Service and other charges on deposit accounts	454	500
Credit insurance income	75	140
Other income	762	507
Total non-interest income	1,291	1,147
Non-interest expense:
Salaries and employee benefits	4,192	4,082
Net occupancy and equipment	823	815
Other real estate/foreclosure expense, net	220	100
Other expense	1,742	1,887
Total non-interest expense	6,977	6,884
Income before income taxes	1,187	1,050
Provision for income taxes	351	276
Net income	$836	$774
Basic net income per share	$0.14	$0.13
Diluted net income per share	$0.13	$0.13
Dividends per share	$0.02	$—

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Net income	$836	$774
Other comprehensive income:
Change in unrealized holding gains on available-for-sale securities arising during period, net of tax expense of $2 and $245, respectively	4	524
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income, net of tax of $103 and $34, respectively	(174)	(58)
Other comprehensive income (loss)	(170)	466
Total comprehensive income	$666	$1,240

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$836	$774
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	213	180
Provision (reduction in reserve) for loan losses	(166)	414
Deferred income tax provision	350	871
Net gain on sale of securities	(277)	(92)
Stock-based compensation expense	75	38
Net amortization of securities	423	212
Net (gain) loss on premises and equipment and other real estate	174	(34)
Changes in assets and liabilities:
Decrease in accrued interest receivable	294	496
Decrease in other assets	883	1,091
Decrease in accrued interest expense	(13)	(28)
Decrease in other liabilities	(207)	(834)
Net cash provided by operating activities	2,585	3,088
Cash flows from investing activities:
Purchase of investment securities, available-for-sale	(29,589)	(22,697)
Purchase of investment securities, held-to-maturity	(12,394)	(4,016)
Proceeds from sales of investment securities, available-for-sale	14,553	1,095
Proceeds from maturities and prepayments of investment securities, available-for-sale	9,853	7,142
Proceeds from maturities and prepayments of investment securities, held-to-maturity	1,381	—
Proceeds from redemption of Federal Home Loan Bank stock	—	168
Proceeds from the sale of premises and equipment and other real estate	182	1,280
Purchase of Federal Home Loan Bank stock	(3)	—
Net change in loan portfolio	19,234	21,476
Purchase of premises and equipment	(1,403)	(721)
Net cash provided by investing activities	1,814	3,727
Cash flows from financing activities:
Net increase (decrease) in customer deposits	(8,371)	5,913
Increase (decrease) in short-term borrowings	244	(428)
Dividends paid	(121)	—
Net cash (used in) provided by financial activities	(8,248)	5,485
Net increase (decrease) in cash and cash equivalents	(3,849)	12,300
Cash and cash equivalents, beginning of period	34,166	47,720
Cash and cash equivalents, end of period	$30,317	$60,020
Supplemental disclosures:
Cash paid for:
Interest	$627	$673
Income taxes	6	—
Non-cash transactions:
Foreclosed assets acquired in settlement of loans	$1,230	$2,320
Reissuance of treasury stock as compensation	—	14

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying unaudited interim condensed consolidated financial statements include the accounts of United Security Bancshares, Inc. (“USBI”) and its subsidiaries (collectively, the “Company”).  USBI is the parent holding company of First US Bank (the “Bank” or “FUSB”).  The Bank operates a finance company, Acceptance Loan Company, Inc. (“ALC”).  All significant intercompany transactions and accounts have been eliminated.

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2015.  While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in USBI’s Annual Report on Form 10-K for the year ended December 31, 2014.  The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in USBI’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain amounts in the 2014 condensed consolidated financial statements have been reclassified to conform to the 2015 method of presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).  ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized.  ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure.  The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014 and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04.  The adoption of ASU 2014-04 did not have a significant impact on the Company’s consolidated balance sheets, results of operations or cash flows.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  ASU 2014-14 also provides that, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance (principal and interest) expected to be recovered under the guarantee.  ASU 2014-14 became effective for the Company on January 1, 2015 and was applied using the prospective transition method as described in ASU 2014-14.  The adoption of ASU 2014-14 did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitization structures. The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The new standard simplifies and improves current GAAP by: (i) placing more emphasis on risk of loss when determining a controlling financial interest; (ii) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”); and (iii) changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for periods beginning after December 15, 2015. The Company is evaluating the potential impact on the Company’s consolidated financial statements.

3.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of USBI’s Board of Directors.  Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.  The dilutive shares are comprised of nonqualified stock option grants issued to employees and members of USBI’s Board of Directors pursuant to the United Security Bancshares, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) previously approved by USBI’s shareholders.  The following table reflects weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended
	March 31,
	2015	2014
Basic shares	6,134,808	6,121,375
Dilutive shares	177,050	10,750
Diluted shares	6,311,858	6,132,125

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands, Except Per Share Data)
Net income	$836	$774
Basic net income per share	$0.14	$0.13
Diluted net income per share	$0.13	$0.13

4.	COMPREHENSIVE INCOME

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

5.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of March 31, 2015 and December 31, 2014 are as follows:

	Available-for-Sale
	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$136,318	$1,667	$(224)	$137,761
Commercial	48,525	266	(240)	48,551
Obligations of states and political subdivisions	15,075	1,165	—	16,240
Obligations of U.S. government-sponsored agencies	6,338	24	—	6,362
Corporate notes	798	—	(2)	796
U.S. Treasury securities	80	—	—	80
Total	$207,134	$3,122	$(466)	$209,790

	Held-to-Maturity
	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Obligations of U.S. government-sponsored agencies	$22,672	$40	$(55)	$22,657
Mortgage-backed securities:
Commercial	16,820	48	(74)	16,794
Obligations of states and political subdivisions	582	—	—	582
Total	$40,074	$88	$(129)	$40,033

	Available-for-Sale
	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$139,980	$1,896	$(192)	$141,684
Commercial	35,873	164	(93)	35,944
Obligations of states and political subdivisions	15,673	1,241	—	16,914
Obligations of U.S. government-sponsored agencies	6,360	5	(1)	6,364
U.S. Treasury securities	4,153	—	(93)	4,060
Total	$202,039	$3,306	$(379)	$204,966

	Held-to-Maturity
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$10,666	$65	$(2)	$10,729
Obligations of U.S. government-sponsored agencies	17,870	19	(52)	17,837
Obligations of states and political subdivisions	584	4	—	588
Total	$29,120	$88	$(54)	$29,154

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2015 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$422	$422	$—	$—
Maturing after one to five years	8,975	9,381	971	958
Maturing after five to ten years	119,536	120,515	6,568	6,581
Maturing after ten years	78,201	79,472	32,535	32,494
Total	$207,134	$209,790	$40,074	$40,033

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) whether the Company intends to sell securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.  As of March 31, 2015 and December 31, 2014, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2015 and December 31, 2014.

	Available-for-Sale
	March 31, 2015
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$31,006	$(99)	$7,203	$(125)
Commercial	28,923	(225)	1,256	(15)
Corporate notes	796	(2)	—	—
Total	$60,725	$(326)	$8,459	$(140)

	Held-to-Maturity
	March 31, 2015
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$13,740	$(74)	$—	$—
Obligations of U.S. government-sponsored agencies	3,957	(13)	1,673	(42)
Total	$17,697	$(87)	$1,673	$(42)

	Available-for-Sale
	December 31, 2014
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$24,459	$(67)	$7,630	$(125)
Commercial	19,069	(70)	1,304	(23)
Obligations of U.S. government-sponsored agencies	1,999	(1)	—	—
Obligations of states and political subdivisions	269	—	—	—
U.S. Treasury securities	80	—	3,980	(93)
Total	$45,876	$(138)	$12,914	$(241)

	Held-to-Maturity
	December 31, 2014
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of U.S. government-sponsored agencies	$—	$—	$11,664	$(52)
Mortgage-backed securities:
Commercial	538	(2)	—	—
Total	$538	$(2)	$11,664	$(52)

As of March 31, 2015, five debt securities had been in a loss position for more than twelve months, and 51 debt securities had been in a loss position for less than twelve months.  The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers.  Further, the Company has the current intent and ability to retain its investments in each issuer for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value.  Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $66.3 million and $61.1 million as of March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes.

Gains realized on sales of securities available-for-sale were approximately $0.3 million and $0.1 million for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. There were no losses on sales of securities during the three months ended March 31, 2015 or the year ended December 31, 2014.

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Portfolio Segments:

The Company has divided the loan portfolio into eight portfolio segments, each with different risk characteristics described as follows:

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

Other loans – Other loans are comprised of credit cards, overdrawn checking accounts reclassified to loans and overdraft lines of credit.

As of March 31, 2015 and December 31, 2014, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	March 31, 2015
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$10,137	$—	$10,137
Secured by 1-4 family residential properties	29,545	20,209	49,754
Secured by multi-family residential properties	18,837	—	18,837
Secured by non-farm, non-residential properties	86,982	—	86,982
Other	58	—	58
Commercial and industrial loans	17,897	—	17,897
Consumer loans	7,254	61,321	68,575
Other loans	775	—	775
Total loans	171,485	81,530	253,015
Less: Unearned interest, fees and deferred cost	174	8,222	8,396
Allowance for loan losses	2,880	2,521	5,401
Net loans	$168,431	$70,787	$239,218

	December 31, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$10,431	$—	$10,431
Secured by 1-4 family residential properties	30,795	21,309	52,104
Secured by multi-family residential properties	20,403	—	20,403
Secured by non-farm, non-residential properties	104,883	—	104,883
Other	58	—	58
Commercial and industrial loans	16,838	—	16,838
Consumer loans	7,188	61,833	69,021
Other loans	579	—	579
Total loans	191,175	83,142	274,317
Less: Unearned interest, fees and deferred cost	189	8,444	8,633
Allowance for loan losses	3,486	2,682	6,168
Net loans	$187,500	$72,016	$259,516

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 65.5% and 68.5% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of March 31, 2015 and December 31, 2014, respectively.

Related Party Loans:

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of March 31, 2015 and December 31, 2014 were $3.0 million and $3.1 million, respectively. During the three months ended March 31, 2015, there were no new loans to these parties, and repayments by active related parties were $0.03 million.  During the year ended December 31, 2014, there were no new loans to these related parties, and repayments by active related parties were $0.5 million.

Allowance for Loan Losses:

The following tables present changes in the allowance for loan losses by loan portfolio segment and loan type as of March 31, 2015 and December 31, 2014:

	FUSB
	Three Months Ended March 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$141	$2,810	$114	$421	$—	$3,486
Charge-offs	—	(77)	(11)	(40)	—	(128)
Recoveries	10	4	15	18	—	47
Provision	10	(334)	(52)	(149)	—	(525)
Ending balance	161	2,403	66	250	—	2,880
Ending balance individually evaluated for impairment	—	841	—	—	—	841
Ending balance collectively evaluated for impairment	$161	$1,562	$66	$250	$—	$2,039
Loan receivables:
Ending balance	17,897	116,014	7,254	29,545	775	171,485
Ending balance individually evaluated for impairment	—	9,429	—	—	—	9,429
Ending balance collectively evaluated for impairment	$17,897	$106,585	$7,254	$29,545	$775	$162,056

	ALC
	Three Months Ended March 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,336	$346	$—	$2,682
Charge-offs	—	—	(655)	(80)	—	(735)
Recoveries	—	—	209	7	—	216
Provision	—	—	313	45	—	358
Ending balance	—	—	2,203	318	—	2,521
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$2,203	$318	$—	$2,521
Loan receivables:
Ending balance	—	—	61,321	20,209	—	81,530
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$61,321	$20,209	$—	$81,530

	FUSB & ALC
	Three Months Ended March 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$141	$2,810	$2,450	$767	$—	$6,168
Charge-offs	—	(77)	(666)	(120)	—	(863)
Recoveries	10	4	224	25	—	263
Provision	10	(334)	261	(104)	—	(167)
Ending balance	161	2,403	2,269	568	—	5,401
Ending balance individually evaluated for impairment	—	841	—	—	—	841
Ending balance collectively evaluated for impairment	$161	$1,562	$2,269	$568	$—	$4,560
Loan receivables:
Ending balance	17,897	116,014	68,575	49,754	775	253,015
Ending balance individually evaluated for impairment	—	9,429	—	—	—	9,429
Ending balance collectively evaluated for impairment	$17,897	$106,585	$68,575	$49,754	$775	$243,586

	FUSB
	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$592	$4,852	$180	$635	$13	$6,272
Charge-offs	(289)	(1,329)	(147)	(176)	—	(1,941)
Recoveries	307	587	129	51	1	1,075
Provision	(469)	(1,300)	(48)	(89)	(14)	(1,920)
Ending balance	141	2,810	114	421	—	3,486
Ending balance individually evaluated for impairment	—	762	—	—	—	762
Ending balance collectively evaluated for impairment	$141	$2,048	$114	$421	$—	$2,724
Loan receivables:
Ending balance	16,838	135,775	7,188	30,795	579	191,175
Ending balance individually evaluated for impairment	—	10,509	—	96	—	10,605
Ending balance collectively evaluated for impairment	$16,838	$125,266	$7,188	$30,699	$579	$180,570

	ALC
	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,667	$457	$—	$3,124
Charge-offs	—	—	(2,778)	(311)	—	(3,089)
Recoveries	—	—	772	29	—	801
Provision	—	—	1,675	171	—	1,846
Ending balance	—	—	2,336	346	—	2,682
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$2,336	$346	$—	$2,682
Loan receivables:
Ending balance	—	—	61,833	21,309	—	83,142
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$61,833	$21,309	$—	$83,142

	FUSB & ALC
	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$592	$4,852	$2,847	$1,092	$13	$9,396
Charge-offs	(289)	(1,329)	(2,925)	(487)	—	(5,030)
Recoveries	307	587	901	80	1	1,876
Provision	(469)	(1,300)	1,627	82	(14)	(74)
Ending balance	141	2,810	2,450	767	—	6,168
Ending balance individually evaluated for impairment	—	762	—	—	—	762
Ending balance collectively evaluated for impairment	$141	$2,048	$2,450	$767	$—	$5,406
Loan receivables:
Ending balance	16,838	135,775	69,021	52,104	579	274,317
Ending balance individually evaluated for impairment	—	10,509	—	96	—	10,605
Ending balance collectively evaluated for impairment	$16,838	$125,266	$69,021	$52,008	$579	$263,712

Credit Quality:

The Bank utilizes a credit grading system that provides a uniform framework for establishing and monitoring credit risk in the loan portfolio. Under this system, each loan is graded, based on pre-determined risk metrics, and categorized into one of nine risk grades. These risk grades can be summarized into categories described as pass, special mention, substandard, doubtful and loss, as described in further detail below.

•	Pass (Risk Grades 1-5): Loans in this category include obligations in which the probability of default is considered low.
•

Special Mention (Risk Grade 6): Loans in this category exhibit potential credit weaknesses or downward trends deserving Bank management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.  Although a special mention asset has a higher probability of default than pass rated categories, its default is not imminent.

•

Substandard (Risk Grade 7): Loans in this category have defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

•

Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans with the added provision that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable and improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements.

•

Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be affected in the future.

At ALC, because the loan portfolio is more uniform in nature, each loan is categorized into one of two risk grades, depending on whether the loan is considered to be performing or nonperforming. Performing loans are loans that are paying principal and interest in accordance with a contractual agreement. Nonperforming loans are loans that are either not paying as contractually agreed or that have demonstrated characteristics that indicate a probability of loss.

The tables below illustrate the carrying amount of loans by credit quality indicator as of March 31, 2015.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$5,641	$2,515	$1,981	$—	$10,137
Secured by 1-4 family residential properties	28,870	—	662	13	29,545
Secured by multi-family residential properties	16,478	—	2,359	—	18,837
Secured by non-farm, non-residential properties	76,457	4,584	5,941	—	86,982
Other	58	—	—	—	58
Commercial and industrial loans	15,959	1,213	725	—	17,897
Consumer loans	7,167	—	87	—	7,254
Other loans	775	—	—	—	775
Total	$151,405	$8,312	$11,755	$13	$171,485

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$19,652	$557	$20,209
Consumer loans	60,060	1,261	61,321
Total	$79,712	$1,818	$81,530

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2014.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$5,326	$2,515	$2,590	$—	$10,431
Secured by 1-4 family residential properties	27,956	638	2,201	—	30,795
Secured by multi-family residential properties	18,033	—	2,370	—	20,403
Secured by non-farm, non-residential properties	86,812	10,905	7,166	—	104,883
Other	58	—	—	—	58
Commercial and industrial loans	14,915	1,222	701	—	16,838
Consumer loans	6,744	105	339	—	7,188
Other loans	577	—	2	—	579
Total	$160,421	$15,385	$15,369	$—	$191,175

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$20,778	$531	$21,309
Consumer loans	60,459	1,374	61,833
Total	$81,237	$1,905	$83,142

The following tables provide an aging analysis of past due loans by class as of March 31, 2015.

	FUSB
	As of March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$86	$86	$10,051	$10,137	$—
Secured by 1-4 family residential properties	244	18	429	691	28,854	29,545	30
Secured by multi-family residential properties	—	—	—	—	18,837	18,837	—
Secured by non-farm, non-residential properties	62	—	1,043	1,105	85,877	86,982	—
Other	—	—	—	—	58	58	—
Commercial and industrial loans	28	—	—	28	17,869	17,897	—
Consumer loans	16	—	17	33	7,221	7,254	—
Other loans	—	—	11	11	764	775	—
Total	$350	$18	$1,586	$1,954	$169,531	$171,485	$30

ALC
As of March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	182	147	524	853	19,356	20,209	426
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	672	558	1,238	2,468	58,853	61,321	1,237
Other loans	—	—	—	—	—	—	—
Total	$854	$705	$1,762	$3,321	$78,209	$81,530	$1,663

The following tables provide an aging analysis of past due loans by class as of December 31, 2014.

	FUSB
	As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$41	$—	$86	$127	$10,304	$10,431	$—
Secured by 1-4 family residential properties	200	20	852	1,072	29,723	30,795	—
Secured by multi-family residential properties	—	—	—	—	20,403	20,403	—
Secured by non-farm, non-residential properties	268	159	1,743	2,170	102,713	104,883	—
Other	—	—	—	—	58	58	—
Commercial and industrial loans	—	8	—	8	16,830	16,838	—
Consumer loans	12	3	24	39	7,149	7,188	—
Other loans	4	—	12	16	563	579	11
Total	$525	$190	$2,717	$3,432	$187,743	$191,175	$11

ALC
As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	182	147	501	830	20,480	21,310	401
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	671	558	1,346	2,575	59,257	61,832	1,335
Other loans	—	—	—	—	—	—	—
Total	$853	$705	$1,847	$3,405	$79,737	$83,142	$1,736

The following table provides an analysis of non-accruing loans by class as of March 31, 2015 and December 31, 2014.

	Loans on Non-Accrual Status
	March 31, 2015	December 31, 2014
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$347	$956
Secured by 1-4 family residential properties	800	1,277
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	1,135	2,314
Commercial and industrial loans	130	139
Consumer loans	110	140
Total loans	$2,522	$4,826

Impaired Loans:

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of March 31, 2015, the carrying amount of impaired loans consisted of the following:

	March 31, 2015
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$—
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	752	752	—
Secured by non-farm, non-residential properties	5,247	5,247	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$7,540	$7,540	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	1,889	1,889	841
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with an allowance recorded	$1,889	$1,889	$841

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$—
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	2,641	2,641	841
Secured by non-farm, non-residential properties	5,247	5,247	—
Commercial and industrial	—	—	—
Total impaired loans	$9,429	$9,429	$841

As of December 31, 2014, the carrying amount of impaired loans consisted of the following:

	December 31, 2014
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$—
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	755	1,146	—
Secured by non-farm, non-residential properties	6,091	6,091	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$8,387	$8,778	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$603	$603	$71
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	1,615	1,615	691
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with an allowance recorded	$2,218	$2,218	$762

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$2,048	$2,048	$71
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	2,370	2,761	691
Secured by non-farm, non-residential properties	6,091	6,091	—
Commercial and industrial	—	—	—
Total impaired loans	$10,605	$10,996	$762

The average net investment in impaired loans and interest income recognized and received on impaired loans during the three months ended March 31, 2015 and the year ended December 31, 2014 were as follows:

	March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,637	$12	$15
Secured by 1-4 family residential properties	96	—	—
Secured by multi-family residential properties	2,458	88	83
Secured by non-farm, non-residential properties	5,798	63	50
Commercial and industrial	—	—	—
Total	$9,989	$163	$148

	December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,769	$46	$46
Secured by 1-4 family residential properties	143	3	3
Secured by multi-family residential properties	3,565	178	170
Secured by non-farm, non-residential properties	8,186	324	320
Commercial and industrial	80	1	1
Total	$14,743	$552	$540

Loans on which the accrual of interest has been discontinued amounted to $2.5 million and $4.8 million as of March 31, 2015 and December 31, 2014, respectively. If interest on those loans had been accrued, there would have been $30 thousand and $0.1 million accrued for the three- and twelve-month periods ended March 31, 2015 and December 31, 2014, respectively.  Interest income recorded related to these loans as of March 31, 2015 and December 31, 2014 was $30 thousand and $0.2 million, respectively.  Accruing loans past due 90 days or more amounted to $1.7 million as of both March 31, 2015 and December 31, 2014.

Troubled Debt Restructurings:

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modification of note structure, principal balance reductions or some combination of these concessions.  Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. As of March 31, 2015 and 2014, respectively, the Company had $1.5 million and $4.9 million of non-accruing loans that were previously restructured and that remained on non-accrual status.  For the three months ended March 31, 2015, the Company had $0.2 million in restructured loans that were restored to accrual status based on a sustained period of repayment performance.  For the year ended December 31, 2014, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans that the Bank had modified in a troubled debt restructuring by loan portfolio as of March 31, 2015 and December 31, 2014, as well as the pre- and post-modification principal balance as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	3	$2,220	$1,756	4	$3,282	$2,365
Secured by 1-4 family residential properties	4	200	152	4	200	156
Secured by non-farm, non-residential properties	5	1,368	1,189	6	1,448	1,299
Commercial loans	3	159	103	4	159	109
Total	15	$3,947	$3,200	18	$5,089	$3,929

The following table provides the number of loans modified in a troubled debt restructuring that have subsequently defaulted, by loan portfolio, as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Construction, land development and other land loans	—	$—	—	$—
Secured by non-farm, non-residential properties	2	886	2	886
Total	2	$886	2	$886

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses of $10 thousand and $0.9 million as of March 31, 2015 and December 31, 2014, respectively.

7.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property, less estimated costs to sell.  The following table summarizes foreclosed property activity as of the three months ended March 31, 2015 and 2014:

	March 31, 2015
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning Balance	$6,997	$738	$7,735
Transfers from loans	995	63	1,058
Sales proceeds	(40)	(66)	(106)
Gross gains	—	—	—
Gross losses	(3)	(46)	(49)
Net gains (losses)	(3)	(46)	(49)
Impairment	—	(30)	(30)
Ending Balance	$7,949	$659	$8,608

	March 31, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning Balance	$8,463	$847	$9,310
Transfers from loans	2,154	166	2,320
Sales proceeds	(1,239)	(41)	(1,280)
Gross gains	147	—	147
Gross losses	(33)	(26)	(59)
Net gains (losses)	114	(26)	88
Impairment	(10)	(44)	(54)
Ending Balance	$9,482	$902	$10,384

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. The amount of foreclosed residential real estate that the Company held as of march 31, 2015 was $1.1 million. The Company also held $0.2 million in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of March 31, 2015.

8.	INVESTMENTS IN LIMITED PARTNERSHIPS

The Bank holds investments in affordable housing projects for which it provides funding as a limited partner and has received tax credits related to its investments in the projects based on its partnership share.  Historically, the Bank’s investments have included both direct investments and investments in funds that invest solely in affordable housing projects.  The net assets of the partnerships consist primarily of apartment complexes and liabilities associated with the operation of the partnerships.  The Company has determined that these structures require evaluation as a VIE under Accounting Standards Codification (“ASC”) Topic 810, Consolidation.  The Company consolidates one of the funds in which it has a 99.9% limited partnership interest.  Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both March 31, 2015 and December 31, 2014.  The remaining limited partnership investments are unconsolidated and are accounted for under the cost method, as allowed under ASC Topic 325, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects.  The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors.  As of December 31, 2013, approximately $0.8 million was included in other assets, representing the carrying amount of one remaining partnership accounted for as a cost method investment.  During 2014, this partnership was dissolved, and the Company received $1.0 million, representing its residual interest upon dissolution of the partnership.  Accordingly, as of December 31, 2014, the carrying amount of the partnership was reduced to zero, and the difference between the residual interest received and the carrying amount was recorded as other non-interest income.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements.  Federal funds purchased generally mature within one to four days.  There were no federal funds purchased outstanding as of March 31, 2015 or December 31, 2014.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements as of March 31, 2015 and December 31, 2014 totaled $0.7 million and $0.4 million, respectively.

As of both March 31, 2015 and December 31, 2014, the Bank had $18.8 million in remaining federal funds lines from correspondent banks.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. The Company had FHLB advances outstanding of $5.0 million as of both March 31, 2015 and December 31, 2014, respectively, and assets pledged associated with these advances of $7.3 million and $5.7 million, respectively.

As of March 31, 2015 and December 31, 2014, the Bank had $164.5 million and $166.8 million, respectively, in remaining credit from the FHLB (subject to available collateral).

11.	INCOME TAXES

The provision for income taxes was $0.4 million and $0.3 million for the three-month periods ended March 31, 2015 and 2014, respectively.  The Company’s effective tax rate was 29.6% and 26.3% for the same periods.  The effective tax rate is impacted by recurring permanent differences, such as bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $7.7 million and $7.9 million as of March 31, 2015 and December 31, 2014, respectively.  The reduction in the net deferred tax asset resulted primarily from a decrease in the allowance for loan losses, partially offset by the impact of changes in the fair value of securities available-for-sale.

12.	STOCK OPTION GRANTS

As of March 31, 2015 and March 31, 2014, the Company had outstanding stock options granted by USBI to certain employees and non-employee directors under the 2013 Incentive Plan.  The stock option awards were granted with an exercise price equal to the market price of USBI’s common stock on the date of the grant.  The awards granted were either fully-vested or had a vesting period of one year, with a contractual 10-year term.  The Company recognizes the cost of services received in exchange for stock options based on the grant date fair value of the award.  The fair value is determined using the Black-Scholes option-pricing model, and the compensation cost is recognized on a straight-line basis over the vesting period of the award.  Stock-based compensation expense related to stock options was less than $0.1 million for both of the three-month periods ended March 31, 2015 and 2014.  The following table summarizes the Company’s stock option activity for the periods presented.

	Three Months Ended
	March 31, 2015		March 31, 2014
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	83,400	$8.09	—	$—
Granted	96,150	8.23	10,750	8.00
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	2,500	8.09	—	—
Options outstanding, end of period	177,050	$8.16	10,750	$8.00
Options exercisable, end of period	81,900	$8.09	—	$—

The awards granted in 2015 have a vesting period of one year, with a contractual 10-year term. To calculate the fair value of these awards, the Company used a risk-free interest rate of 1.5%, an expected option life of 7.5 years and a dividend rate of 1.5%.  Stock price volatility was calculated using a three year stock price history.  The aggregate intrinsic value (calculated as the amount by which the market value of the underlying stock exceeds the exercise price of the option) was less than $0.1 million, as of both March 31, 2015 and 2014.

13.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company: FUSB and ALC.  The reportable segments were determined using the internal management reporting system.  These segments are comprised of the Company’s and the Bank’s significant subsidiaries.  The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014.  The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices.  All intercompany transactions have been eliminated to determine the consolidated balances.  The results for the two reportable segments of the Company are included in the tables below.

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended March 31, 2015:
Net interest income	$3,844	$2,861	$2	$—	$6,707
Provision (reduction in reserve) for loan losses	(525)	359	—	—	(166)
Total non-interest income	1,149	220	1,113	(1,191)	1,291
Total non-interest expense	4,281	2,493	356	(153)	6,977
Income before income taxes	1,237	229	759	(1,038)	1,187
Provision for income taxes	370	86	(105)	—	351
Net income	$867	$143	$864	$(1,038)	$836
Other significant items:
Total assets	$567,318	$75,124	$82,175	$(159,735)	$564,882
Total investment securities	249,784	—	80	—	249,864
Total loans, net	231,778	70,786	—	(63,346)	239,218
Investment in subsidiaries	5	—	76,865	(76,865)	5
Fixed asset addition	1,241	162	—	—	1,403
Depreciation and amortization expense	153	60	—	—	213
Total interest income from external customers	3,578	3,743	—	—	7,321
Total interest income from affiliates	882	—	2	(884)	—

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended March 31, 2014:
Net interest income	$4,087	$3,112	$2	$—	$7,201
Provision (reduction in reserve) for loan losses	(175)	589	—	—	414
Total non-interest income	931	286	1,043	(1,113)	1,147
Total non-interest expense	4,330	2,556	208	(210)	6,884
Income before income taxes	863	253	837	(903)	1,050
Provision for income taxes	176	99	1	—	276
Net income	$687	$154	$836	$(903)	$774
Other significant items:
Total assets	$577,804	$68,625	$77,515	$(148,228)	$575,716
Total investment securities	189,826	—	80	—	189,906
Total loans, net	268,000	65,438	—	(56,721)	276,717
Investment in subsidiaries	784	—	72,416	(73,195)	5
Fixed asset addition	708	13	—	—	721
Depreciation and amortization expense	128	52	—	—	180
Total interest income from external customers	3,969	3,877	—	—	7,846
Total interest income from affiliates	765	—	3	(768)	—

14.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments.  For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss.  The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures.  Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default.  All of the Bank’s financial instruments are held for risk management and not for trading purposes.  During the three-month periods ended March 31, 2015 and 2014, respectively, there were no credit losses associated with derivative contracts.

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

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)
Standby letters of credit	$833	$833
Commitments to extend credit	$30,460	$31,644

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party.  The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit.  Revenues are recognized over the lives of the standby letters of credit.  As of March 31, 2015 and December 31, 2014, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represent the Bank’s total credit risk in this category, is listed in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date.  Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date.  Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates.  As of March 31, 2015 and December 31, 2014, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

Litigation

On December 2, 2013, Wayne Allen Russell filed a lawsuit against the Bank in the Circuit Court of Tuscaloosa County, alleging that the Bank wrongfully foreclosed on a parcel of property owned by Russell that was subject to a mortgage in favor of the Bank.  Mr. Russell alleges that the loan secured by the mortgage had been satisfied in full from the proceeds of a prior foreclosure of additional properties subject to the same mortgage.  Mr. Russell seeks an unspecified amount of damages.  The Bank denies Mr. Russell’s allegations and is vigorously defending the lawsuit.  The Bank filed a motion for summary judgment seeking a judgment as a matter of law in the Bank’s favor as to all of Mr. Russell’s claims, and this motion for summary judgement was denied.  At this time, discovery is ongoing, and we are unable to assess the likelihood of a resolution or the possibility of an unfavorable outcome in this matter.

The Company is also party to other litigation, and the Company intends to vigorously defend itself in all such litigation.  In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such other litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period.  There were no such transfers during the three months ended March 31, 2015 or the year ended December 31, 2014.

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

Interest Rate Cap Derivative Agreements

Interest rate cap agreements were included in other assets at fair value on the Company’s balance sheet as of March 31, 2015.  The interest rate caps qualify as derivatives but are not designated as hedging instruments.  Accordingly, changes in fair value are included in results of operations.  The fair value of these agreements is based on information obtained from third-party financial institutions.  This information is periodically evaluated by the Company and, as necessary, corroborated against other third-party valuations.  The Company classifies these derivative assets within Level 2 of the valuation hierarchy.

The following table presents assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.  There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of March 31, 2015 Using
	Totals At March 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$137,761	$—	$137,761	$—
Commercial	48,551	—	48,551	—
Obligations of states and political subdivisions	16,240	—	16,240	—
Obligations of U.S. government-sponsored agencies	6,362	—	6,362	—
Corporate Notes	796	—	796	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	28	—	28	—

	Fair Value Measurements as of December 31, 2014 Using
	Totals At December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$141,684	$—	$141,684	$—
Commercial	35,944	—	35,944	—
Obligations of states and political subdivisions	16,914	—	16,914	—
Obligations of U.S. government-sponsored agencies	6,364	—	6,364	—
U.S. Treasury securities	4,060	—	4,060	—
Other assets - derivatives	68	—	68	—

Fair Value Measurements on a Non-recurring Basis

Impaired Loans

Loans that are considered impaired are loans for which, based on current information and events, it is probable that the Company will be unable to collect all principal and interest payments due under the contractual terms of the loan agreement.  Impaired loans can be measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price or the fair value of the collateral less estimated selling cost if the loan is collateral-dependent.  For the Company, the fair value of impaired loans was primarily measured based on the value of the collateral (typically real estate) securing the loans.  The Company determines the fair value of the collateral based on independent appraisals performed by qualified licensed appraisers.  The appraisals may include a single valuation approach or a combination of approaches, including comparable sales and income approaches.  Appraised values are discounted for estimated costs to sell and may be discounted further based on management’s knowledge of the collateral, changes in market conditions since the most recent appraisal and/or management’s knowledge of the borrower and the borrower’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value.  Impaired loans are evaluated by management for additional impairment at least quarterly and are adjusted accordingly.

Other Real Estate Owned (OREO)

OREO consists of properties obtained through foreclosure or in satisfaction of loans and is recorded at the lower of the loan’s carrying amount or the fair value of the property, less estimated cost to sell.  Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy.  The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal.  Such discounts are typically significant unobservable inputs for determining fair value.

The following table presents the balances of impaired loans and OREO measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014.

	Fair Value Measurements as of March 31, 2015 Using
	Totals At March 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$1,048	$—	$—	$1,048
OREO	8,608	—	—	8,608

	Fair Value Measurements as of December 31, 2014 Using
	Totals At December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$1,456	$—	$—	$1,456
OREO	7,735	—	—	7,735

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2015. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input, as well as the weighted average within the range utilized as of March 31, 2015, are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value March 31, 2015	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$1,048	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9% - 10% (9.0%)

OREO	$8,608	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.0%)

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of March 31, 2015 and December 31, 2014.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$30,317	$30,317	$30,317	$—	$—
Investment securities available-for-sale	209,790	209,790	—	209,790	—
Investment securities held-to-maturity	40,074	40,033	—	40,033	—
Federal Home Loan Bank stock	740	740	—	—	740
Loans, net of allowance for loan losses	239,218	239,740	—	—	239,740
Other assets – derivatives	28	28	—	28	—
Liabilities:
Deposits	475,288	476,009	—	476,009	—
Short-term borrowings	680	680	—	680	—
Long-term debt	5,000	5,005	—	5,005	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$34,166	$34,166	$34,166	$—	$—
Investment securities available-for-sale	204,966	204,966	—	204,966	—
Investment securities held-to-maturity	29,120	29,154	—	29,154	—
Federal Home Loan Bank stock	738	738	—	—	738
Loans, net of allowance for loan losses	259,516	259,337	—	—	259,337
Other assets – derivatives	68	68	—	68	—
Liabilities:
Deposits	483,659	484,108	—	484,108	—
Short-term borrowings	436	436	—	436	—
Long-term debt	5,000	5,007	—	5,007	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE COMPANY’S BUSINESS

United Security Bancshares, Inc., a Delaware corporation (“USBI”), is a bank holding company with its principal office in Thomasville, Alabama.  USBI operates one commercial banking subsidiary, First US Bank (the “Bank” or “FUSB”). As of March 31, 2015, the Bank operated and served its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans. The Bank is the funding source for ALC. As of March 31, 2015, ALC operated twenty-three finance company offices located in Alabama and southeast Mississippi. During the first quarter of 2015, ALC’s headquarters were relocated to Mobile, Alabama. In addition, subsequent to March 31, 2015, ALC closed one of its finance company offices.

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

Delivery of the best possible financial services to customers remains an overall operational focus of USBI and its subsidiaries (collectively, the “Company”). We recognize that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 281 full-time equivalent employees, to ensure customer satisfaction and convenience.

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates.  These estimates are necessary to comply with accounting principles generally accepted in the United States of America and general banking practices.  These estimates include accounting for the allowance for loan losses, other real estate owned, valuation of deferred tax assets and fair value measurements. A description of these estimates, which significantly affect the determination of consolidated financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in USBI’s Annual Report on Form 10-K for the year ended December 31, 2014.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2015 to December 31, 2014, while comparing income and expense for the three-month periods ended March 31, 2015 and 2014.

All yields and ratios presented and discussed herein are based on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in USBI’s Annual Report on Form 10-K for the year ended December 31, 2014.

EXECUTIVE OVERVIEW

Consolidated net income of the Company was $0.8 million, or $0.13 per diluted share, for both of the three-month periods ended March 31, 2015 and March 31, 2014.  As of March 31, 2015, the Company had recorded positive net income in twelve consecutive quarters.

The Company continued to experience improvement in asset quality during the first quarter of 2015.  The allowance for loan losses as a percentage of loans was reduced to 2.21% as of March 31, 2015, compared with 2.32% as of December 31, 2014.  Nonperforming assets, which include loans in non-accrual status, accruing loans past due 90 days or greater and other real estate owned, decreased by $1.3 million to 2.27% as of March 31, 2015, compared with 2.50% as of December 31, 2014.

The Bank continued to experience a highly competitive lending environment in its primary service areas.  As a result, new loan production did not keep pace with loan payoffs and paydowns.  Loans, net of the allowance for loan losses, at the Bank declined to $168.4 million as of March 31, 2015, from $187.5 million as of December 31, 2014.   Management continues to look for opportunities for lending growth, while remaining vigilant to ensure that new loan production is thoroughly evaluated in accordance with the Bank’s established credit policies and procedures.

At ALC, loans, net of the allowance for loan losses, decreased to $70.8 million as of March 31, 2015, from $72.0 million as of December 31, 2014.  The decrease was primarily related to the seasonality of ALC’s loan portfolio, which typically experiences paydowns at a higher level during the first quarter.  While loans decreased during the first quarter, loans, net of the allowance for loan losses, increased $5.3 million, or 8.2%, comparing March 31, 2015 to March 31, 2014.  Management continues to implement a strategy designed to shift the mix of loans at ALC away from real estate lending and into consumer lending, with a focus on point-of-sale consumer lending through arrangements with prominent retailers.  These dealer-type consumer loans were the primary driver of loan growth at ALC during the twelve month period ended March 31, 2015.  In addition, the shift in the mix of loans contributed to improvement in the credit quality of ALC’s loan portfolio during that time frame.  The allowance for loan losses as a percentage of loans declined to 3.44% as of March 31, 2015, compared with 3.59% as of December 31, 2014 and 4.44% as of March 31, 2014.

On a consolidated basis, loans, net of the allowance for loan losses, declined to $239.2 million as of March 31, 2015, compared with $259.5 million as of December 31, 2014.  As a result of these reductions, management continued to supplement interest income by increasing investments in the securities portfolio. The average balance of investment securities increased by approximately $41.6 million comparing the first three months of 2015 to the first three months of 2014.  Management remains focused on closely monitoring the duration of the investment portfolio to ensure that appropriate cash flows are available through investment maturities to fund future loan growth.

The Company continues to maintain ample liquidity for ongoing operations and benefits from a strong deposit base, a liquid investment portfolio and access to funding from a variety of external sources, such as federal funds lines, Federal Home Loan Bank (“FHLB”) advances and brokered deposits.  During the first quarter of 2015, the Company and the Bank became subject to the revised regulatory capital standards promulgated under the final rule adopted by the federal banking regulators to implement the Basel III capital framework (the “Basel III Final Rule”).  As of March 31, 2015, both the Company and the Bank maintained capital ratios that were higher than the ratios required to be considered a “well-capitalized” institution under the revised framework.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2015	2014
	(Dollars in Thousands)
Interest income	$7,321	$7,846
Interest expense	614	645
Net interest income	6,707	7,201
Provision (reduction in reserve) for loan losses	(166)	414
Net interest income after provision (reduction in reserve) for loan losses	6,873	6,787
Non-interest income	1,291	1,147
Non-interest expense	6,977	6,884
Income before income taxes	1,187	1,050
Provision for income taxes	351	276
Net income	$836	$774

Net Interest Income

Net interest income is comprised of the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets are comprised of loans at both the Bank and ALC, taxable and nontaxable investments and federal funds sold.  Interest-bearing liabilities are comprised of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings and long-term debt.  Net interest income for the Company decreased $494,000, or 6.9%, for the three months ended March 31, 2015, compared to the same periods in 2014. The decline resulted primarily from decreases in loan volume at the Bank and, to a lesser extent, reduced yield on ALC’s loan portfolio.

The following tables show, for the three months ended March 31, 2015 and March 31, 2014, the average balances of each principal category of assets, liabilities and shareholders’ equity.  Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage.  Net yield is calculated for each period presented as net interest income divided by average total interest earning assets.

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans – FUSB (Note A)	$181,631	$2,392	5.27%	$227,908	$2,920	5.13%
Loans – ALC (Note A)	73,525	3,743	20.36%	69,231	3,877	22.40%
Taxable Investments	252,680	1,039	1.64%	211,316	892	1.69%
Non-Taxable Investments	16,552	147	3.55%	16,339	157	3.84%
Total Interest-Earning Assets	524,388	7,321	5.58%	524,794	7,846	5.98%
Non-Interest-Earning Assets:
Other Assets	47,177			46,635
Total	$571,565			$571,429
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$151,019	$143	0.38%	$141,349	$148	0.42%
Savings Deposits	72,062	33	0.19%	70,652	34	0.20%
Time Deposits	188,657	431	0.91%	209,532	455	0.87%
Borrowings	5,455	7	0.51%	6,031	8	0.53%
Total Interest-Bearing Liabilities	417,193	614	0.59%	427,564	645	0.60%
Non-Interest-Bearing Liabilities:
Demand Deposits	70,098			65,941
Other Liabilities	8,506			7,233
Shareholders’ Equity	75,768			70,691
Total	$571,565			$571,429
Net Interest Income (Note B)		$6,707			$7,201
Net Yield on Interest-Earning Assets			5.12%			5.49%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At FUSB, these loans averaged $3.3 million and $9.1 million for the three months ended March 31, 2015 and 2014, respectively.  At ALC, these loans averaged $0.2 million for both periods presented.

Note B	—	Loan fees are included in the interest amounts presented. At FUSB, loan fees totaled $0.1 million for both periods presented. At ALC, loan fees totaled $0.7 million for both periods presented.

Yield on loans improved slightly at FUSB comparing the three-month periods presented; however, average loan volume declined during the first quarter of 2015 as the Bank experienced payoffs and paydowns at a faster rate than generation of new loans.  Loans, net of the allowance for loan losses, at FUSB declined to $168.4 million as of March 31, 2015, compared with $187.5 million as of December 31, 2014, a decrease of $19.1 million.  Approximately $11.2 million of the decrease resulted from the early payoff of two lending relationships, and approximately $1.4 million of the decrease related to the payoff of loans that were categorized within the special mention or substandard risk grade categories.  Additionally, approximately $1.0 million in loans was transferred to OREO during the first quarter of 2015. As a result of declining loan balances, Bank management has continued efforts to earn interest income by investing available funds in the investment securities portfolio, which provides lower yields than the loan portfolio.  Investment securities (including both taxable and non-taxable investments) increased to $249.9 million as of March 31, 2015, from $234.1 million as of December 31, 2014.

Comparing the three month periods presented, yield on loans declined at ALC, primarily as a result of management’s ongoing strategic efforts to refine origination criteria with a focus on improved credit quality.  This strategy has included efforts to grow point-of-sale consumer lending through arrangements with prominent retailers, while at the same time reducing exposure to loans collateralized by residential real estate.  These efforts have contributed to an improvement in credit quality at ALC, with a corresponding offset in lower average rates charged.  Loans, net of the allowance for loan losses, decreased to $70.8 million as of March 31, 2015, compared with $72.0 million as of December 31, 2014.  The decrease was primarily attributable to seasonality related to ALC’s lending portfolio, which typically experiences paydowns and payoffs at a higher level during the first quarter.  Comparing the first quarter of 2015 to the first quarter of 2014, the average balance of ALC’s loan portfolio increased 6.2%, from $69.2 million to $73.5 million.

Interest expense decreased 4.8%, comparing the first quarter of 2015 to the first quarter of 2014. The decrease resulted primarily from a mix-shift away from higher-cost time deposits to demand deposits.

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

Provision (Reduction in Reserve) for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date.  The Company’s provision for loan losses was a credit of $0.2 million for the quarter ended March 31, 2015, compared to a charge of $0.4 million for the quarter ended March 31, 2014.

The following table presents the provision (reduction in reserve) for loan losses for the Bank and ALC for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,	March 31,
	2015	2014
FUSB	$(525)	$(175)
ALC	359	589
Total	$(166)	$414

At FUSB, a reduction in the reserve for loan losses was recorded during the three-month period ended March 31, 2015.  This reduction was due to improvement in the overall credit quality of the Bank’s loan portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses and lower levels of nonperforming loans, as well as reduced loan volumes. Gross charge-offs at the Bank totaled $0.1 million for the three months ended March 31, 2015, compared with $0.9 million for the three months ended March 31, 2014.  Gross charge-offs were offset by recoveries of $0.1 million for the three months ended March 31, 2015 and $0.3 million for the three months ended March 31, 2014.

At ALC, the provision for loan losses decreased during the three months ended March 31, 2015 compared with the three months ended March 31, 2014, primarily as a result of overall improvement in the credit quality of the portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses.  Gross charge-offs at ALC totaled $0.7 million during the three months ended March 31, 2015, compared with $0.9 million during the three months ended March 31, 2014, while recoveries totaled $0.2 million during both three-month periods ended March 31, 2015 and March 31, 2014.

Based on our evaluation of the portfolio, management believes that the allowance for loan losses for the Company is adequate to absorb losses inherent in the loan portfolio as of March 31, 2015.  While we believe that the methodologies and calculations that we use for estimating the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise.  Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which we operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses. Furthermore, the reductions in the reserve for loan losses that were recorded at the Bank in the first quarters of 2015 and 2014 are not expected to continue at any significant level on an ongoing basis.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets.  Total non-interest income increased $144,000, or 12.6%, for the first quarter of 2015 compared to the first quarter of 2014.    The following table presents the major components of non-interest income for the periods indicated.  Expanded discussion of certain significant non-interest income items and fluctuations is provided below the table.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$454	$500	$(46)	(9.2)%
Credit insurance commissions and fees	75	140	(65)	(46.4)%
Bank-owned life insurance	104	104	—	—
Other income	658	403	255	63.3%
Total non-interest income	$1,291	$1,147	$144	12.6%

Service Charges and Other Fees on Deposit Accounts

Service charges and other fees are generated on deposit accounts held at FUSB. The decrease in this category of non-interest income resulted primarily from decreased fees generated from customer overdrafts and non-sufficient funds charges.  Revenues from these sources have generally declined in recent years.  Management continues to search for new sources of fee income from new financial services and products; however, income from non-sufficient funds and overdraft charges are not expected to increase at a significant rate in the foreseeable future.

Credit Insurance Commissions and Fees

Credit insurance commissions and fees are generated from credit life and credit accident and health insurance policies offered at both the Bank and ALC to consumer loan customers through FUSB Reinsurance.  The majority of these sales have historically been generated at ALC.  The declines in revenues during the three-month period ended March 31, 2015, as compared with the same period in 2014, resulted from refinements in ALC’s loan origination criteria and increased focus on point-of-sale consumer loans, which have shifted ALC’s loan portfolio to a customer mix that is generally less reliant on credit insurance.  ALC management continues to search for new sources of non-interest income; however, income from credit insurance commissions and fees is not expected to increase at a significant rate for the foreseeable future.

Bank-owned Life Insurance

The Bank utilizes bank-owned life insurance as a tool to offset the cost of certain retirement benefit programs.  The income derived from bank-owned life insurance represents the increase in the cash surrender value of the policies (which is generally non-taxable) over the periods presented.  The cash surrender value of the policies totaled $14.1 million and $14.0 as of March 31, 2015 and December 31, 2014, respectively.  The insurance policies are adjustable rate assets with minimum guaranteed rates of interest between 2% and 4%.  Accordingly, we do not expect significant fluctuation in the income derived from these assets.

Other Income

Other non-interest income primarily consists of fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards, wire transfers, real estate rental and realized gains on the sale of investment securities. In addition, other income is generated at ALC for services including ALC’s auto club membership program, which provides services to members such as emergency road side assistance, lock and key services and emergency travel expenses. The increase in this category of non-interest income resulted primarily from increases in gains on sale of investment securities, and to a lesser extent, fees associated with check encoding and rent of OREO properties at the Bank.  These increases were partially offset by reductions in auto club program revenue at ALC.  The reductions in auto club program revenue resulted from changes in the credit profile of ALC’s customer base, as well as certain modifications to pricing that were put in place during the latter part of 2014. Given the nature of the types of revenues categorized as other income, there is uncertainty as to the level of revenue that will be sustained from these sources in the future.

Non-Interest Expense

Non-interest expense increased by $0.1 million during the first quarter of 2015 compared with the first quarter of 2014.  The following table presents the major components of non-interest expense for the periods indicated.  Expanded discussion of certain significant non-interest expense items and fluctuations is provided below the tables.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$4,192	$4,082	$110	2.7%
Net occupancy and equipment expense	823	815	8	1.0%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	80	(34)	114	335.3%
Carrying costs	140	134	6	4.5%
Total other real estate/foreclosure expense	220	100	120	120.0%
FDIC insurance assessments	120	178	(58)	(32.6)%
Other	1,622	1,709	(87)	(5.1)%
Total non-interest expense	$6,977	$6,884	$93	1.4%

Salaries and Employee Benefits

Salaries and employee benefits expense, the largest category of non-interest expense, totaled $2.6 million at the Bank and $1.4 million at ALC for the first quarter of 2015, as compared with $2.5 million at the Bank and $1.5 million at ALC during the first quarter of 2014.  The increases at the Bank included the results of general merit salary increases, as well as increases in certain employee benefit expenses. Management at both the Bank and ALC remain committed to providing salaries and benefits packages to employees at levels that are competitive with industry standards in order to ensure that we continue to provide quality service to our customers.  Accordingly, we expect salaries and employee benefits expense to generally increase commensurate with market-based increases over time.

Net Occupancy and Equipment Expense

This category of non-interest expense includes expenses associated with depreciation of buildings, equipment and furniture and fixtures, rent of office space, utilities expense and maintenance and repair costs.  The majority of the Bank’s office space is owned, while the majority of ALC’s office space is leased.  The modest increase in the category comparing the first quarter of 2015 with the first quarter of 2014 resulted primarily from increased rents at ALC, partially offset by reductions in costs associated with insurance and maintenance/repairs at the Bank.  Occupancy and equipment expense is expected to increase over time as the Company depreciates expenditures associated with capital and technological improvements.  During the first quarter of 2015, the Bank recorded $1.2 million in additions to premises and equipment.  These additions were primarily related to capital improvements incurred at the Bank’s principal office in Thomasville, Alabama, and at a new branch location in Tuscaloosa, Alabama, as well as technological improvements to the Bank’s infrastructure.  In addition, during the first quarter of 2015, ALC incurred approximately $0.2 million primarily related to capital improvements to ALC’s newly-established headquarters in Mobile, Alabama.

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

The increased expenses associated with write-downs in the first quarter of 2015 compared with the first quarter of 2014 resulted primarily from gains and losses on sale of OREO at the Bank.  In the first quarter of 2015, there were no significant gains or losses on the sale of OREO at the Bank, while in the first quarter of 2014, the Bank recorded gains on sale of OREO totaling $0.1 million.  At ALC, net gains and losses on sale of OREO were relatively consistent comparing the two periods.

Carrying costs associated with OREO increased marginally comparing the first quarter of 2015 with the first quarter of 2014, primarily as a result of legal costs associated with certain properties held in OREO by the Bank. OREO totaled $7.9 million and $0.7 million at FUSB and ALC, respectively, as of March 31, 2015, compared with $9.5 million and $0.9 million, respectively, as of March 31, 2014, a decrease of $1.8 million for the Company on a consolidated basis.

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

Provision for Income Taxes

The provision for income taxes was $0.4 million and $0.3 million for the quarters ended March 31, 2015 and 2014, respectively. The effective tax rate was 29.6% for the first quarter of 2015, compared with 26.3% for the first quarter of 2014.  The increase in the effective tax rate during the first quarter of 2015 compared to the first quarter of 2014 was primarily due to decreases in tax-exempt interest income. The Company’s effective tax rate is expected to fluctuate based on recurring items such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance.  Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis based on a number of factors, including investment return, credit quality and the consistency of such investments with the Company’s overall strategy.  The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared with total pre-tax income.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The expected average maturity of securities in the investment portfolio was 2.9 years and 3.1 years as of March 31, 2015 and December 31, 2014, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity.  As of March 31, 2015, available-for-sale securities totaled $209.8 million, or 84.0% of the total investment portfolio, compared to $205.0 million, or 87.6% of the total investment portfolio, as of December 31, 2014.  As of March 31, 2015, available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government-sponsored agencies, obligations of state and political subdivisions and corporate notes.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity.  As of March 31, 2015, held-to-maturity securities totaled $40.1 million, or 16.04% of the total investment portfolio, compared to $29.1 million, or 12.4% of the total investment portfolio, as of December 31, 2014.  As of March 31, 2015, held-to-maturity securities consisted of commercial mortgage-backed securities and obligations of U.S. government-sponsored agencies.

Gains on the Sale of Securities

Sales transactions affecting the Bank’s investment portfolio are directed by asset and liability management activities and strategies.  Although short-term losses may occur from time to time, the “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

Net gains on the sale of available-for-sale securities of $0.3 million and $0.1 million were recognized during the three months ended March 31, 2015 and 2014, respectively. There were no losses on sales of securities during the three months ended March 31, 2015 or 2014.

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio segment for both FUSB and ALC at the end of each of the past five quarters as of March 31, 2015.

	FUSB
	2015	2014
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$10,137	$10,431	$9,813	$10,223	$10,727
Secured by 1-4 family residential properties	29,545	30,795	30,867	31,596	33,065
Secured by multi-family residential properties	18,837	20,403	20,459	20,459	21,748
Secured by non-farm, non-residential properties	86,982	104,883	112,512	119,574	121,801
Other	58	58	61	72	750
Commercial and industrial loans	17,897	16,838	18,216	17,385	18,450
Consumer loans	7,254	7,188	7,719	8,471	9,187
Other loans	775	579	403	976	1,209
Total loans	$171,485	$191,175	$200,050	$208,756	$216,937
Less unearned interest, fees and deferred cost	174	189	116	122	135
Allowance for loan losses	2,880	3,486	4,789	5,036	5,523
Net loans	$168,431	$187,500	$195,145	$203,598	$211,279

	ALC
	2015	2014
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	20,209	21,309	22,668	24,168	25,154
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans	61,321	61,833	57,508	53,766	48,717
Other loans	—	—	—	—	—
Total loans	$81,530	$83,142	$80,176	$77,934	$73,871
Less unearned interest, fees and deferred cost	8,222	8,444	7,524	6,810	5,389
Allowance for loan losses	2,521	2,682	2,627	2,636	3,044
Net loans	$70,787	$72,016	$70,025	$68,488	$65,438

At FUSB, loan volume continued to decline during the first quarter of 2015 as the Bank experienced payoffs and paydowns at a faster rate than generation of new loans.  Loans, net of the allowance for loan losses, declined $19.1 million from December 31, 2014 to March 31, 2015.  Approximately $11.2 million of the decrease resulted from the early payoff of two lending relationships, and approximately $1.4 million of the decrease related to the payoff of loans that were categorized within the special mention or substandard risk grade categories.  Additionally, approximately $1.0 million in loans was transferred to OREO during the first quarter of 2015.

At ALC, loans, net of the allowance for loan losses, decreased by approximately $1.2 million from December 31, 2014 to March 31, 2015.  The decrease was primarily attributable to seasonality related to ALC’s lending portfolio, which typically experiences paydowns and payoffs at a higher level during the first quarter.  Loans, net of the allowance for loan losses, increased $5.3 million from March 31, 2014 to March 31, 2015.  This increase resulted primarily from growth in ALC’s point-of-sale consumer loan portfolio, which has grown through increased relationships with prominent retailers.

Although Bank and ALC management continues to focus on the generation of loans of appropriate credit quality, loan growth will remain a challenge.  Continued reductions in loan volume could result in reductions in interest income and net income from the levels experienced during the three months ended March 31, 2015 and 2014.

The tables below summarize changes in the allowance for loan losses and certain asset quality ratios at the end of each of the most recent five quarters as of March 31, 2015 at both FUSB and ALC.

	FUSB
	2015	2014
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Balance at beginning of period	$3,486	$4,789	$5,036	$5,523	$6,272
Charge-offs:
Commercial and industrial	—	(8)	(13)	—	(268)
Commercial real estate	(77)	(430)	(23)	(270)	(606)
Residential real estate	(40)	(76)	(21)	(76)	(3)
Consumer installment	(11)	(51)	(80)	(2)	(14)
Total charge-offs	(128)	(565)	(137)	(348)	(891)
Recoveries	47	132	439	187	317
Net recoveries (charge-offs)	(81)	(433)	302	(161)	(574)
Provision (reduction in reserve) for loan losses	(525)	(870)	(549)	(326)	(175)
Ending balance	$2,880	$3,486	$4,789	$5,036	$5,523
as a % of loans	1.68%	1.83%	2.40%	2.41%	2.55%

	ALC
	2015	2014
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,682	$2,627	$2,636	$3,044	$3,124
Charge-offs:
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	(80)	(139)	(76)	(38)	(58)
Consumer installment	(655)	(673)	(613)	(654)	(838)
Total charge-offs	(735)	(812)	(689)	(692)	(896)
Recoveries	216	166	186	222	227
Net recoveries (charge-offs)	(519)	(646)	(503)	(470)	(669)
Provision (reduction in reserve) for loan losses	358	701	494	62	589
Ending balance	$2,521	$2,682	$2,627	$2,636	$3,044
as a % of loans	3.44%	3.59%	3.62%	3.71%	4.44%

The decreases in the allowance for loan losses at both the Bank and ALC resulted from continued problem asset resolution by management during the first three months of 2015 and overall improvement in the credit quality of the loan portfolio, including lower levels of non-accrual loans.  We believe that adding quality loans to the loan portfolio at the Bank and ALC, along with continued efforts to reduce nonperforming loans, should result in continued reduction in the allowance for loan losses as a percentage of loans.

The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio and changes in its risk profile, credit concentrations, historical trends and economic conditions.  Though management believes that the allowance for loan losses is adequate, taking into consideration the current economic environment and the amount of subjective judgment involved in the calculation, there can be no assurance that the allowance for loan losses is sufficient, and ultimate losses may vary from estimates.  Factors beyond management’s control (such as conditions in the national economy, local real estate markets or industry conditions) may have a material adverse effect on our asset quality and the adequacy of the allowance for loan losses.  Estimates are reviewed periodically.  As adjustments become necessary, they are reported in earnings in the period in which they become known.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of March 31, 2015 were as follows:

	Consolidated
	2015	2014
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$2,522	$4,826	$4,903	$4,828	$7,408
Accruing loans past due 90 days or more	1,693	1,747	1,468	1,460	1,538
Other real estate owned	8,608	7,735	10,310	10,308	10,384
Total	$12,823	$14,308	$16,681	$16,596	$19,330
Nonperforming assets as a percentage of loans and other real estate	5.06%	5.23%	5.90%	5.72%	6.54%
Nonperforming assets as a percentage of total assets	2.27%	2.50%	2.96%	2.91%	3.36%

	FUSB
	2015	2014
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$2,367	$4,657	$4,683	$4,510	$7,108
Accruing loans past due 90 days or more	30	11	11	5	5
Other real estate owned	7,950	6,997	9,458	9,484	9,482
Total	$10,347	$11,665	$14,152	$13,999	$16,595
Nonperforming assets as a percentage of loans and other real estate	5.78%	5.89%	6.76%	6.42%	7.33%
Nonperforming assets as a percentage of total assets	1.80%	2.06%	2.51%	2.45%	2.87%

	ALC
	2015	2014
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$155	$169	$220	$318	$300
Accruing loans past due 90 days or more	1,663	1,736	1,457	1,455	1,533
Other real estate owned	658	738	852	824	902
Total	$2,476	$2,643	$2,529	$2,597	$2,735
Nonperforming assets as a percentage of loans and other real estate	3.35%	3.50%	3.44%	3.61%	3.94%
Nonperforming assets as a percentage of total assets	3.30%	3.52%	3.47%	3.64%	3.99%

At FUSB, nonperforming assets declined $1.3 million from December 31, 2014 to March 31, 2015. The decrease resulted from reductions in non-accrual loans of $2.3 million during the period, partially offset by increases in OREO of $1.0 million.  The overall decrease was driven by management’s ongoing focus on problem asset resolution, which includes continued workout of problems loans.  Resolution of problem loans often requires the Bank to take possession of collateral and record it as OREO until such property can be sold.

At ALC, total nonperforming assets declined $0.2 million from December 31, 2014 to March 31, 2015.  There continues to be a downward trend in the level of nonperforming assets at ALC, primarily as a result of efforts to monitor non-accruals and dispose of foreclosed properties in a timely manner, coupled with changes in origination criteria that have improved the average credit profile of ALC’s borrowers.  Accruing loans past due 90 days or more at ALC were $1.7 million as of both March 31, 2015 and December 31, 2014, respectively.  These loans are closely monitored, and, if any deterioration in the borrowers’ ability to pay occurs, the loans are placed in non-accrual status.

Deposits

Total deposits decreased 1.7%, from $483.7 million as of December 31, 2014 to $475.3 million as of March 31, 2015. Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. Core deposits totaled $398.1 million, or 83.8% of total deposits, as of March 31, 2015, compared with $403.0 million, or 83.3% of total deposits, as of December 31, 2014.

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

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances.  This category continues to be utilized as an alternative source of funds.  During the first quarter of 2015, these borrowings represented 1.2% of average interest-bearing liabilities, compared with 0.5% in the first quarter of 2014.

Shareholders’ Equity

As of March 31, 2015, shareholders’ equity totaled $75.7 million, or 13.4% of total assets, compared with $75.2 million, or 13.1% of total assets, as of December 31, 2014.  The increase in shareholders’ equity during the three months ended March 31, 2015 resulted primarily from net income of $0.8 million, less dividends declared of $0.1 million, combined with the decrease of $0.2 million (net of tax) in accumulated other comprehensive income due to decreases in unrealized holding gains on available-for-sale investment securities, which are recorded at estimated fair value. The fair value of the available-for-sale portfolio fluctuates significantly based on changes in interest rates.  Accordingly, the changes in unrealized gains during the first three months of 2015 are not necessarily indicative of future performance of the portfolio.

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

As of March 31, 2015, the Bank had up to $169.5 million in borrowing capacity (subject to available collateral) from the FHLB and $18.8 million in established federal funds lines. As of December 31, 2014, the Bank had up to $171.8 million in borrowing capacity (subject to available collateral) from the FHLB and $18.8 million in established federal funds lines.  Of this capacity, the Bank had $5.0 million in outstanding borrowings as of both March 31, 2015 and December 31, 2014.

USBI and the Bank are required to maintain certain levels of regulatory capital. Effective with the first quarter of 2015, the required levels of capital were subject to the revised regulatory capital standards promulgated under the Basel III Final Rule.  As of March 31, 2015, both the common equity Tier 1 capital and the Tier 1 risk-based capital ratios were 23.85% for the Company and 24.09% for the Bank.  The total capital ratio was 25.11% for the Company and 25.34% for the Bank.  The Tier 1 leverage ratio was 12.56% for the Company and 12.70% for the Bank.  Each of these ratios is higher than the ratios required to be considered a “well-capitalized” institution under the revised framework.

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

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio.  Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity.  Loans maturing or repricing in one year or less amounted to $86.2 million as of March 31, 2015 and $92.9 million as of December 31, 2014.

Investment securities forecasted to mature or reprice over the next twelve months ending March 31, 2016 are estimated to be $16.5 million, or approximately 6.61% of the investment portfolio, as of March 31, 2015.  For comparison, principal payments on investment securities totaled $11.2 million, or 4.5% of the investment portfolio, as of March 31, 2015.

Although the majority of the securities portfolio has legal final maturities longer than 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice.  As of March 31, 2015, the investment securities portfolio had an estimated average maturity of 2.9 years, and approximately 82.8% of the portfolio (including both available-for-sale and held-to-maturity designations) was expected to be repaid within five years.  However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of March 31, 2015, the Company had up to $164.5 million in remaining credit from the FHLB (subject to available collateral).  Additionally, the Company had $18.8 million of unused capacity in established federal funds lines as of both March 31, 2015 and December 31, 2014.

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

Also on a monthly basis, management calculates how changes in interest rates would impact the market value of the Company’s assets and liabilities, as well as its long-term profitability.  The process is similar to assessing short-term risk but emphasizes and is measured over a five-year time period, which allows for a more comprehensive assessment of longer-term repricing and cash flow imbalances that may not be captured by short-term net interest margin simulations.  The results of these calculations are representative of long-term interest rate risk, both in terms of changes in the present value of the Company’s assets and liabilities and long-term changes in core profitability.

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

USBI’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the USBI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2015, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, USBI’s management concluded, as of March 31, 2015, that USBI’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in USBI’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

There were no changes in USBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in USBI’s Annual Report on Form 10-K for the year ended December 31, 2014 that could materially affect the Company’s business, financial condition or future results.  The risks described in USBI’s Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of USBI or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of USBI’s common stock during the first quarter of 2015.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
January 1 – January 31	—		$—	—	242,303
February 1 – February 28	—		$—	—	242,303
March 1 – March 31	1,505	(2)	$8.30	—	242,303
Total	1,505		$8.30	—	242,303
(1)

On December 19, 2014, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006.  Under the repurchase program, USBI is authorized to repurchase up to 642,785 shares of common stock.  The expiration date of the extended repurchase program is December 31, 2015.  As of March 31, 2015, there were 242,303 shares that may still be purchased under the program.

(2)	1,505 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. 401(k) Plan.
ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE:  May 14, 2015

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting
Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

3.2A	First Amendment to the Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed February 24, 2012.

10.1	Form of Nonqualified Stock Option Agreement (Executive Officers and Directors – One-Year Vesting).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.