Form 10-Q
period 2015-06-30
UNITED SECURITY BANCSHARES INC
filed 2015-08-13
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2015
Common Stock, $0.01 par value	6,043,292 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“USBI” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements.  Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in USBI’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of  USBI’s Annual Report on Form 10-K for the year ended December 31, 2014. Specifically, with respect to statements relating to loan demand, growth and earnings potential, geographic expansion and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$9,227	$9,697
Interest bearing deposits in banks	15,826	24,469
Total cash and cash equivalents	25,053	34,166
Investment securities available-for-sale, at fair value	202,247	204,966
Investment securities held-to-maturity, at amortized cost	43,929	29,120
Federal Home Loan Bank stock, at cost	740	738
Loans, net of allowance for loan losses of $5,008 and $6,168, respectively	244,993	259,516
Premises and equipment, net	10,929	9,764
Cash surrender value of bank-owned life insurance	14,133	13,975
Accrued interest receivable	1,931	2,235
Other real estate owned	7,168	7,735
Other assets	9,527	10,394
Total assets	$560,650	$572,609
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$471,141	$483,659
Accrued interest expense	198	221
Other liabilities	7,543	8,131
Short-term borrowings	985	436
Long-term debt	5,000	5,000
Total liabilities	484,867	497,447
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,329,060 shares issued; 6,034,059 shares outstanding	73	73
Surplus	9,691	9,577
Accumulated other comprehensive income, net of tax	968	1,829
Retained earnings	85,950	84,582
Less treasury stock: 1,295,001 shares at cost	(20,886)	(20,886)
Noncontrolling interest	(13)	(13)
Total shareholders’ equity	75,783	75,162
Total liabilities and shareholders’ equity	$560,650	$572,609

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$6,520	$6,845	$12,655	$13,642
Interest on investment securities	1,215	1,085	2,401	2,134
Total interest income	7,735	7,930	15,056	15,776
Interest expense:
Interest on deposits	557	617	1,164	1,254
Interest on borrowings	8	13	15	21
Total interest expense	565	630	1,179	1,275
Net interest income	7,170	7,300	13,877	14,501
Provision (reduction in reserve) for loan losses	45	(264)	(121)	150
Net interest income after provision (reduction in reserve) for loan losses	7,125	7,564	13,998	14,351
Non-interest income:
Service and other charges on deposit accounts	472	491	926	991
Credit insurance income	114	93	189	233
Other income	482	901	1,244	1,408
Total non-interest income	1,068	1,485	2,359	2,632
Non-interest expense:
Salaries and employee benefits	4,215	4,141	8,407	8,223
Net occupancy and equipment	780	775	1,603	1,590
Other real estate/foreclosure expense, net	347	325	567	425
Other expense	1,765	1,982	3,507	3,869
Total non-interest expense	7,107	7,223	14,084	14,107
Income before income taxes	1,086	1,826	2,273	2,876
Provision for income taxes	312	608	663	884
Net income	$774	$1,218	$1,610	$1,992
Basic net income per share	$0.13	$0.20	$0.26	$0.33
Diluted net income per share	$0.12	$0.20	$0.25	$0.33
Dividends per share	$0.02	$—	$0.04	$—

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$774	$1,218	$1,610	$1,992
Other comprehensive income:
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of tax expense (benefit) of $(386), $393, $(382) and $638, respectively	(641)	653	(638)	1,179
Reclassification adjustment for net gains realized on available-for-sale securities realized in net income, net of tax of $31, $0, $136 and $34, respectively	(50)	—	(223)	(58)
Other comprehensive income (loss)	(691)	653	(861)	1,121
Total comprehensive income	$83	$1,871	$749	$3,113

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$1,610	$1,992
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	428	364
Provision (reduction in reserve) for loan losses	(121)	150
Deferred income tax provision	648	1,588
Net gain on sale of securities	(359)	(103)
Stock-based compensation expense	189	75
Net amortization of securities	837	489
Net loss on premises and equipment and other real estate	494	171
Changes in assets and liabilities:
Decrease in accrued interest receivable	304	359
Decrease in other assets	859	1,860
Decrease in accrued interest expense	(23)	(28)
Decrease in other liabilities	(662)	(660)
Net cash provided by operating activities	4,204	6,257
Cash flows from investing activities:
Purchase of investment securities, available-for-sale	(40,185)	(48,963)
Purchase of investment securities, held-to-maturity	(17,538)	(5,978)
Proceeds from sales of investment securities, available-for-sale	15,754	1,095
Proceeds from maturities and prepayments of investment securities, available-for-sale	25,399	15,925
Proceeds from maturities and prepayments of investment securities, held-to-maturity	2,625	187
Proceeds from redemption of Federal Home Loan Bank stock	—	168
Proceeds from the sale of premises and equipment and other real estate	1,520	3,107
Purchase of Federal Home Loan Bank stock	(3)	—
Net change in loan portfolio	13,181	24,439
Purchase of premises and equipment	(1,859)	(881)
Net cash used in investing activities	(1,106)	(10,901)
Cash flows from financing activities:
Net decrease in customer deposits	(12,518)	(1,025)
Increase (decrease) in short-term borrowings	549	(608)
Dividends paid	(242)	—
Net cash used in financial activities	(12,211)	(1,633)
Net decrease in cash and cash equivalents	(9,113)	(6,277)
Cash and cash equivalents, beginning of period	34,166	47,720
Cash and cash equivalents, end of period	$25,053	$41,443
Supplemental disclosures:
Cash paid for:
Interest	$1,202	$1,303
Income taxes	28	52
Non-cash transactions:
Foreclosed assets acquired in settlement of loans	$1,463	$4,252
Reissuance of treasury stock as compensation	—	24

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  As amended, ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017.  Early adoption is not permitted.  The Company is currently evaluating the impact, if any, that ASU 2014-09 will have on its consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and certain entities involved in securitization transactions. ASU 2015-02 focuses on the consolidation criteria for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The new standard simplifies and improves current GAAP by: (i) placing more emphasis on risk of loss when determining a controlling financial interest; (ii) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”); and (iii) changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Company is currently evaluating the impact, if any, that ASU 2015-02 will have on its consolidated financial statements.

In April 2015, the FASB issued new accounting guidance on the accounting for fees paid in a cloud computing arrangement. The standard provides guidance on how customers should evaluate whether such arrangements contain a software license that should be accounted for separately. A customer that determines a cloud computing arrangement contains a software license must account for the license consistently with the acquisition of other software licenses. If an arrangement does not contain a software license, the customer is required to account for it as a service contract. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. The guidance is effective for annual and interim periods beginning after December 15, 2015. Entities can elect to apply the guidance either retrospectively or prospectively to all cloud computing arrangements entered into or materially modified after the effective date. Early adoption is permitted. The Company is evaluating the potential impact on the Company’s consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic shares	6,139,268	6,115,689	6,136,882	6,115,475
Dilutive shares	177,050	10,750	177,050	10,750
Diluted shares	6,316,318	6,126,439	6,313,932	6,126,225

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in Thousands, Except Per Share Data)		(Dollars in Thousands, Except Per Share Data)
Net income	$774	$1,218	$1,610	$1,992
Basic net income per share	$0.13	$0.20	$0.26	$0.33
Diluted net income per share	$0.12	$0.20	$0.25	$0.33

4.	COMPREHENSIVE INCOME

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

5.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of June 30, 2015 and December 31, 2014 are as follows:

	Available-for-Sale
	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$138,119	$1,216	$(566)	$138,769
Commercial	45,144	237	(234)	45,147
Obligations of states and political subdivisions	14,566	907	(12)	15,461
Obligations of U.S. government-sponsored agencies	1,999	1	—	2,000
Corporate notes	791	—	(1)	790
U.S. Treasury securities	80	—	—	80
Total	$200,699	$2,361	$(813)	$202,247

	Held-to-Maturity
	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Obligations of U.S. government-sponsored agencies	$25,093	$23	$(235)	$24,881
Mortgage-backed securities:
Commercial	17,256	48	(130)	17,174
Obligations of states and political subdivisions	1,580	—	(6)	1,574
Total	$43,929	$71	$(371)	$43,629

	Available-for-Sale
	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$139,980	$1,896	$(192)	$141,684
Commercial	35,873	164	(93)	35,944
Obligations of states and political subdivisions	15,673	1,241	—	16,914
Obligations of U.S. government-sponsored agencies	6,360	5	(1)	6,364
U.S. Treasury securities	4,153	—	(93)	4,060
Total	$202,039	$3,306	$(379)	$204,966

	Held-to-Maturity
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$10,666	$65	$(2)	$10,729
Obligations of U.S. government-sponsored agencies	17,870	19	(52)	17,837
Obligations of states and political subdivisions	584	4	—	588
Total	$29,120	$88	$(54)	$29,154

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of June 30, 2015 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$183	$185	$968	$956
Maturing after one to five years	8,430	8,771	9,059	9,038
Maturing after five to ten years	118,477	118,776	33,902	33,635
Maturing after ten years	73,609	74,515	—	—
Total	$200,699	$202,247	$43,929	$43,629

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) whether the Company intends to sell securities, and whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.  As of June 30, 2015 and December 31, 2014, based on the aforementioned considerations, management did not record an other-than-temporary impairment on any security that was in an unrealized loss position.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2015 and December 31, 2014.

	Available-for-Sale
	June 30, 2015
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$80,061	$(396)	$7,014	$(170)
Commercial	32,027	(234)	—	—
Corporate notes	790	(1)	—	—
Obligations of states and political subdivisions	443	(12)	—	—
Total	$113,321	$(643)	$7,014	$(170)

	Held-to-Maturity
	June 30, 2015
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of U.S. government-sponsored agencies	$15,269	$(197)	$1,608	$(38)
Mortgage-backed securities:
Commercial	14,823	(130)	—	—
Obligations of states and political subdivisions	574	(6)	—	—
Total	$30,666	$(333)	$1,608	$(38)

	Available-for-Sale
	December 31, 2014
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$24,459	$(67)	$7,630	$(125)
Commercial	19,069	(70)	1,304	(23)
Obligations of U.S. government-sponsored agencies	1,999	(1)	—	—
Obligations of states and political subdivisions	269	—	—	—
U.S. Treasury securities	80	—	3,980	(93)
Total	$45,876	$(138)	$12,914	$(241)

	Held-to-Maturity
	December 31, 2014
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of U.S. government-sponsored agencies	$—	$—	$11,664	$(52)
Mortgage-backed securities:
Commercial	538	(2)	—	—
Total	$538	$(2)	$11,664	$(52)

As of June 30, 2015, five debt securities had been in a loss position for more than twelve months, and 92 debt securities had been in a loss position for less than twelve months.  The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and not related to the creditworthiness of the issuers.  Further, the Company has the current intent and ability to retain its investments in each issuer for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value.  Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $61.6 million and $61.1 million as of June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes.

Gains realized on sales of securities available-for-sale were approximately $0.4 million and $0.1 million for the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively. There were no losses on sales of securities during the six months ended June 30, 2015 or the six months ended June 30, 2014.

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Portfolio Segments:

The Company has divided the loan portfolio into eight portfolio segments, each with different risk characteristics described as follows:

Construction, land development and other land loans – Commercial construction, land and land development loans include loans for the development of residential housing projects, loans for the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrowing entity.

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

Other real estate loans – Other real estate loans are loans primarily for agricultural production, secured by mortgages on farmland.

Commercial and industrial loans – This portfolio segment includes loans to commercial customers for use in the normal course of business. These credits include loans and lines of credit to financially strong borrowers, secured by inventories, equipment or receivables, and are generally guaranteed by the principals of the borrowing entity.

Consumer loans – This portfolio segment includes a variety of secured and unsecured personal loans, including automobile loans, loans for household and personal purposes and all other direct consumer installment loans.

Other loans – Other loans are comprised of credit cards, overdrawn checking accounts reclassified to loans and overdraft lines of credit.

As of June 30, 2015 and December 31, 2014, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	June 30, 2015
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$12,363	$—	$12,363
Secured by 1-4 family residential properties	30,564	19,129	49,693
Secured by multi-family residential properties	17,163	—	17,163
Secured by non-farm, non-residential properties	81,621	—	81,621
Other	57	—	57
Commercial and industrial loans	18,198	—	18,198
Consumer loans	6,910	73,342	80,252
Other loans	786	—	786
Total loans	167,662	92,471	260,133
Less: Unearned interest, fees and deferred cost	191	9,941	10,132
Allowance for loan losses	2,449	2,559	5,008
Net loans	$165,022	$79,971	$244,993

	December 31, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$10,431	$—	$10,431
Secured by 1-4 family residential properties	30,795	21,309	52,104
Secured by multi-family residential properties	20,403	—	20,403
Secured by non-farm, non-residential properties	104,883	—	104,883
Other	58	—	58
Commercial and industrial loans	16,838	—	16,838
Consumer loans	7,188	61,833	69,021
Other loans	579	—	579
Total loans	191,175	83,142	274,317
Less: Unearned interest, fees and deferred cost	189	8,444	8,633
Allowance for loan losses	3,486	2,682	6,168
Net loans	$187,500	$72,016	$259,516

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 61.9% and 68.5% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of June 30, 2015 and December 31, 2014, respectively.

Related Party Loans:

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with others. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of June 30, 2015 and December 31, 2014 were $3.0 million and $3.1 million, respectively. During the six months ended June 30, 2015, there were no new loans to these parties, and repayments by active related parties were $0.1 million.  During the year ended December 31, 2014, there were no new loans to these related parties, and repayments by active related parties were $0.5 million.

Allowance for Loan Losses:

The following tables present changes in the allowance for loan losses by loan portfolio segment and loan type as of June 30, 2015 and December 31, 2014:

	FUSB
	Six Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$141	$2,810	$114	$421	$—	$3,486
Charge-offs	—	(105)	(14)	(40)	—	(159)
Recoveries	22	11	32	27	—	92
Provision	(46)	(609)	(90)	(225)	—	(970)
Ending balance	117	2,107	42	183	—	2,449
Ending balance individually evaluated for impairment	96	886	—	—	—	982
Ending balance collectively evaluated for impairment	$21	$1,221	$42	$183	$—	$1,467
Loan receivables:
Ending balance	18,198	111,204	6,910	30,564	786	167,662
Ending balance individually evaluated for impairment	460	6,394	—	96	—	6,950
Ending balance collectively evaluated for impairment	$17,738	$104,810	$6,910	$30,468	$786	$160,712

	ALC
	Six Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,336	$346	$—	$2,682
Charge-offs	—	—	(1,229)	(143)	—	(1,372)
Recoveries	—	—	390	10	—	400
Provision	—	—	779	70	—	849
Ending balance	—	—	2,276	283	—	2,559
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$2,276	$283	$—	$2,559
Loan receivables:						—
Ending balance	—	—	73,342	19,129	—	92,471
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$73,342	$19,129	$—	$92,471

	FUSB & ALC
	Six Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$141	$2,810	$2,450	$767	$—	$6,168
Charge-offs	—	(105)	(1,243)	(183)	—	(1,531)
Recoveries	22	11	422	37	—	492
Provision	(46)	(609)	689	(155)	—	(121)
Ending balance	117	2,107	2,318	466	—	5,008
Ending balance individually evaluated for impairment	96	886	—	—	—	982
Ending balance collectively evaluated for impairment	$21	$1,221	$2,318	$466	$—	$4,026
Loan receivables:
Ending balance	18,198	111,204	80,252	49,693	786	260,133
Ending balance individually evaluated for impairment	460	6,394	—	96	—	6,950
Ending balance collectively evaluated for impairment	$17,738	$104,810	$80,252	$49,597	$786	$253,183

	FUSB
	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$592	$4,852	$180	$635	$13	$6,272
Charge-offs	(289)	(1,329)	(147)	(176)	—	(1,941)
Recoveries	307	587	129	51	1	1,075
Provision	(469)	(1,300)	(48)	(89)	(14)	(1,920)
Ending balance	141	2,810	114	421	—	3,486
Ending balance individually evaluated for impairment	—	762	—	—	—	762
Ending balance collectively evaluated for impairment	$141	$2,048	$114	$421	$—	$2,724
Loan receivables:
Ending balance	16,838	135,775	7,188	30,795	579	191,175
Ending balance individually evaluated for impairment	—	10,509	—	96	—	10,605
Ending balance collectively evaluated for impairment	$16,838	$125,266	$7,188	$30,699	$579	$180,570

	ALC
	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,667	$457	$—	$3,124
Charge-offs	—	—	(2,778)	(311)	—	(3,089)
Recoveries	—	—	772	29	—	801
Provision	—	—	1,675	171	—	1,846
Ending balance	—	—	2,336	346	—	2,682
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$2,336	$346	$—	$2,682
Loan receivables:
Ending balance	—	—	61,833	21,309	—	83,142
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$61,833	$21,309	$—	$83,142

	FUSB & ALC
	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$592	$4,852	$2,847	$1,092	$13	$9,396
Charge-offs	(289)	(1,329)	(2,925)	(487)	—	(5,030)
Recoveries	307	587	901	80	1	1,876
Provision	(469)	(1,300)	1,627	82	(14)	(74)
Ending balance	141	2,810	2,450	767	—	6,168
Ending balance individually evaluated for impairment	—	762	—	—	—	762
Ending balance collectively evaluated for impairment	$141	$2,048	$2,450	$767	$—	$5,406
Loan receivables:
Ending balance	16,838	135,775	69,021	52,104	579	274,317
Ending balance individually evaluated for impairment	—	10,509	—	96	—	10,605
Ending balance collectively evaluated for impairment	$16,838	$125,266	$69,021	$52,008	$579	$263,712
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

•

Doubtful (Risk Grade 8): Loans classified as doubtful have all of the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of debt in full, based on currently existing facts, conditions and values, highly questionable or improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements.

•

Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be effected in the future.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of June 30, 2015.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$10,388	$—	$1,975	$—	$12,363
Secured by 1-4 family residential properties	29,284	236	1,044	—	30,564
Secured by multi-family residential properties	14,813	—	2,350	—	17,163
Secured by non-farm, non-residential properties	75,431	3,158	3,032	—	81,621
Other	57	—	—	—	57
Commercial and industrial loans	16,658	780	760	—	18,198
Consumer loans	6,810	—	100	—	6,910
Other loans	786	—	—	—	786
Total	$154,227	$4,174	$9,261	$—	$167,662

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$18,635	$494	$19,129
Consumer loans	72,045	1,297	73,342
Total	$90,680	$1,791	$92,471

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2014.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$5,326	$2,515	$2,590	$—	$10,431
Secured by 1-4 family residential properties	27,956	638	2,201	—	30,795
Secured by multi-family residential properties	18,033	—	2,370	—	20,403
Secured by non-farm, non-residential properties	86,812	10,905	7,166	—	104,883
Other	58	—	—	—	58
Commercial and industrial loans	14,915	1,222	701	—	16,838
Consumer loans	6,744	105	339	—	7,188
Other loans	577	—	2	—	579
Total	$160,421	$15,385	$15,369	$—	$191,175

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$20,778	$531	$21,309
Consumer loans	60,459	1,374	61,833
Total	$81,237	$1,905	$83,142

The following tables provide an aging analysis of past due loans by class as of June 30, 2015.

	FUSB
	As of June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$430	$86	$516	$11,847	$12,363	$—
Secured by 1-4 family residential properties	151	103	405	659	29,905	30,564	—
Secured by multi-family residential properties	—	—	—	—	17,163	17,163	—
Secured by non-farm, non-residential properties	—	—	762	762	80,859	81,621	—
Other	—	—	—	—	57	57	—
Commercial and industrial loans	52	—	—	52	18,146	18,198	—
Consumer loans	45	19	—	64	6,846	6,910	—
Other loans	—	—	—	—	786	786	—
Total	$248	$552	$1,253	$2,053	$165,609	$167,662	$—

ALC
As of June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	34	40	472	546	18,583	19,129	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	637	373	1,280	2,290	71,052	73,342	—
Other loans	—	—	—	—	—	—	—
Total	$671	$413	$1,752	$2,836	$89,635	$92,471	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2014.

	FUSB
	As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$41	$—	$86	$127	$10,304	$10,431	$—
Secured by 1-4 family residential properties	200	20	852	1,072	29,723	30,795	—
Secured by multi-family residential properties	—	—	—	—	20,403	20,403	—
Secured by non-farm, non-residential properties	268	159	1,743	2,170	102,713	104,883	—
Other	—	—	—	—	58	58	—
Commercial and industrial loans	—	8	—	8	16,830	16,838	—
Consumer loans	12	3	24	39	7,149	7,188	—
Other loans	4	—	12	16	563	579	11
Total	$525	$190	$2,717	$3,432	$187,743	$191,175	$11

ALC
As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	182	147	501	830	20,479	21,309	401
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	671	558	1,346	2,575	59,258	61,833	1,335
Other loans	—	—	—	—	—	—	—
Total	$853	$705	$1,847	$3,405	$79,737	$83,142	$1,736

The following table provides an analysis of non-accruing loans by class as of June 30, 2015 and December 31, 2014.

	Loans on Non-Accrual Status
	June 30, 2015	December 31, 2014
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$345	$956
Secured by 1-4 family residential properties	1,137	1,277
Secured by non-farm, non-residential properties	845	2,314
Commercial and industrial loans	119	139
Consumer loans	1,372	140
Total loans	$3,818	$4,826

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

As of June 30, 2015, the carrying amount of impaired loans consisted of the following:

	June 30, 2015
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	749	749	—
Secured by non-farm, non-residential properties	1,135	1,135	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$1,980	$1,980	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$95
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	1,601	1,601	691
Secured by non-farm, non-residential properties	1,464	1,464	100
Commercial and industrial	460	460	96
Total loans with an allowance recorded	$4,970	$4,970	$982

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$95
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	2,350	2,350	691
Secured by non-farm, non-residential properties	2,599	2,599	100
Commercial and industrial	460	460	96
Total impaired loans	$6,950	$6,950	$982

As of December 31, 2014, the carrying amount of impaired loans consisted of the following:

	December 31, 2014
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$—
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	755	1,146	—
Secured by non-farm, non-residential properties	6,091	6,091	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$8,387	$8,778	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$603	$603	$71
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	1,615	1,615	691
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with an allowance recorded	$2,218	$2,218	$762

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$2,048	$2,048	$71
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	2,370	2,761	691
Secured by non-farm, non-residential properties	6,091	6,091	—
Commercial and industrial	—	—	—
Total impaired loans	$10,605	$10,996	$762

The average net investment in impaired loans and interest income recognized and received on impaired loans during the six months ended June 30, 2015 and the year ended December 31, 2014 were as follows:

	June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$3,081	$20	$22
Secured by 1-4 family residential properties	193	—	—
Secured by multi-family residential properties	4,997	72	63
Secured by non-farm, non-residential properties	9,138	289	279
Commercial and industrial	153	14	13
Total	$17,562	$395	$377

	December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,769	$46	$46
Secured by 1-4 family residential properties	143	3	3
Secured by multi-family residential properties	3,565	178	170
Secured by non-farm, non-residential properties	8,186	324	320
Commercial and industrial	80	1	1
Total	$14,743	$552	$540

Loans on which the accrual of interest has been discontinued amounted to $3.8 million and $4.8 million as of June 30, 2015 and December 31, 2014, respectively. If interest on those loans had been accrued, there would have been $33 thousand and $0.1 million accrued for the periods ended June 30, 2015 and December 31, 2014, respectively.  Interest income recorded related to these loans as of June 30, 2015 and December 31, 2014 was $0.3 million and $0.2 million, respectively.

Troubled Debt Restructurings:

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modification of note structure, principal balance reductions or some combination of these concessions.  Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. As of June 30, 2015 and 2014, respectively, the Company had $1.2 million and $3.4 million of non-accruing loans that were previously restructured and that remained on non-accrual status.  For the six months ended June 30, 2015 and the year ended December 31, 2014, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans that the Bank had modified in a troubled debt restructuring by loan portfolio as of June 30, 2015 and December 31, 2014, as well as the pre- and post-modification principal balance as of June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	3	$2,220	$1,755	4	$3,282	$2,365
Secured by 1-4 family residential properties	4	200	149	4	200	156
Secured by non-farm, non-residential properties	5	1,368	908	6	1,448	1,299
Commercial loans	3	159	99	4	159	109
Total	15	$3,947	$2,911	18	$5,089	$3,929

The following table provides the number of loans modified in a troubled debt restructuring that have subsequently defaulted, by loan portfolio, as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Construction, land development and other land loans	—	$—	—	$—
Secured by non-farm, non-residential properties	2	610	2	886
Total	2	$610	2	$886

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $4 thousand and $0.9 million as of June 30, 2015 and December 31, 2014, respectively.

7.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property, less estimated costs to sell.  The following table summarizes foreclosed property activity as of the six months ended June 30, 2015 and 2014:

	June 30, 2015
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning Balance	$6,997	$738	$7,735
Transfers from loans	996	118	1,114
Sales proceeds	(1,274)	(96)	(1,370)
Gross gains	4	—	4
Gross losses	(190)	(60)	(250)
Net gains (losses)	(186)	(60)	(246)
Impairment	(24)	(41)	(65)
Ending Balance	$6,509	$659	$7,168

	June 30, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning Balance	$8,463	$847	$9,310
Transfers from loans	4,020	232	4,252
Sales proceeds	(2,956)	(151)	(3,107)
Gross gains	230	—	230
Gross losses	(127)	(58)	(185)
Net gains (losses)	103	(58)	45
Impairment	(146)	(47)	(193)
Ending Balance	$9,484	$823	$10,307

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. The amount of foreclosed residential real estate that the Company held as of June 30, 2015 was $1.1 million. The Company also held $0.5 million in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of June 30, 2015.

8.	INVESTMENTS IN LIMITED PARTNERSHIPS

The Bank holds investments in affordable housing projects for which it provides funding as a limited partner and has received tax credits related to its investments in the projects based on its partnership share.  Historically, the Bank’s investments have included both direct investments and investments in funds that invest solely in affordable housing projects.  The net assets of the partnerships consist primarily of apartment complexes and the primary liabilities consist of those associated with the operation of the partnerships.  The Company has determined that these structures require evaluation as a VIE under Accounting Standards Codification (“ASC”) Topic 810, Consolidation.  The Company consolidates one of the funds in which it has a 99.9% limited partnership interest.  Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both June 30, 2015 and December 31, 2014.  The remaining limited partnership investments are unconsolidated and are accounted for under the cost method, as allowed under ASC Topic 325, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects.  The Company amortizes the excess of carrying value of the investment over its estimated residual value during the period in which tax credits are allocated to the investors.  As of December 31, 2013, approximately $0.8 million was included in other assets, representing the carrying amount of one remaining partnership that was accounted for as a cost method investment.  During 2014, this partnership was dissolved, and the Company received $1.0 million, representing its residual interest upon dissolution of the partnership.  Accordingly, as of June 30, 2015, the carrying amount of the partnership was reduced to zero, and the difference between the residual interest received and the carrying amount was recorded as other non-interest income.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements.  Federal funds purchased generally mature within one to four days.  There were no federal funds purchased outstanding as of June 30, 2015 or December 31, 2014.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements as of June 30, 2015 and December 31, 2014 totaled $1.0 million and $0.4 million, respectively.

As of both June 30, 2015 and December 31, 2014, the Bank had $18.8 million in remaining federal funds lines available from correspondent banks.

10.	LONG-TERM DEBT

The Company uses Federal Home Loan Bank (“FHLB”) advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. The Company had FHLB advances outstanding of $5.0 million as of both June 30, 2015 and December 31, 2014, respectively, and assets pledged associated with these advances of $6.9 million and $5.7 million, respectively.

As of June 30, 2015 and December 31, 2014, the Bank had $168.1 million and $166.8 million, respectively, in remaining credit from the FHLB (subject to available collateral).

11.	INCOME TAXES

The provision for income taxes was $0.7 million and $0.9 million for the six-month periods ended June 30, 2015 and 2014, respectively.  The Company’s effective tax rate was 29.2% and 30.7% for the same periods.  The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $7.8 million and $7.9 million as of June 30, 2015 and December 31, 2014, respectively.  The reduction in the net deferred tax asset resulted primarily from a decrease in the allowance for loan losses, partially offset by the impact of changes in the fair value of securities available-for-sale.

12.	STOCK OPTION GRANTS

As of June 30, 2015 and June 30, 2014, the Company had outstanding stock options granted by USBI to certain employees and non-employee directors under the 2013 Incentive Plan.  The stock option awards were granted with an exercise price equal to the market price of USBI’s common stock on the date of the grant.  The awards granted were either fully vested or had a vesting period of one year, with a contractual 10-year term.  The Company recognizes the cost of services received in exchange for stock options based on the grant date fair value of the award.  The fair value is determined using the Black-Scholes option pricing model, and the compensation cost is recognized on a straight-line basis over the vesting period of the award.  Stock-based compensation expense related to stock options was $0.1 million for the six-month period ended June 30, 2015, and less than $0.1 million for the six-month period ended June 30, 2014.  The following table summarizes the Company’s stock option activity for the periods presented.

	Six Months Ended
	June 30, 2015		June 30, 2014
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	83,400	$8.09	—	$—
Granted	96,150	8.23	10,750	8.00
Exercised	—	—	—	—
Expired	—	8.09	—	—
Forfeited	2,500	—	—	—
Options outstanding, end of period	177,050	$8.16	10,750	$8.00
Options exercisable, end of period	81,900	$8.09	—	$—

The awards granted in 2015 have a vesting period of one year, with a contractual 10-year term. To calculate the fair value of these awards, the Company used a risk-free interest rate of 1.5%, an expected option life of 7.5 years and a dividend rate of 1.5%.  Stock price volatility was calculated using a three-year stock price history.  The aggregate intrinsic value (calculated as the amount by which the market value of the underlying stock exceeds the exercise price of the option) was less than $0.1 million as of both June 30, 2015 and 2014.

13.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company: FUSB and ALC.  The reportable segments were determined using the internal management reporting system.  These segments are comprised of the Company’s and the Bank’s significant subsidiaries.  The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices.  All intercompany transactions have been eliminated to determine the consolidated balances.  The results for the two reportable segments of the Company are included in the tables below.

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended June 30, 2015:
Net interest income	$3,991	$3,176	$3	$—	$7,170
Provision (reduction in reserve) for loan losses	(445)	490	—	—	45
Total non-interest income	861	235	1,093	(1,121)	1,068
Total non-interest expense	4,386	2,477	386	(142)	7,107
Income before income taxes	911	444	710	(979)	1,086
Provision for income taxes	264	153	(105)	—	312
Net income	$647	$291	$815	$(979)	$774
Other significant items:
Total assets	$562,900	$84,139	$81,816	$(168,205)	$560,650
Total investment securities	246,096	—	80	—	246,176
Total loans, net	237,357	79,971	—	(72,335)	244,993
Investment in subsidiaries	5	—	76,488	(76,488)	5
Fixed asset addition	639	87	—	—	726
Depreciation and amortization expense	155	61	—	—	216
Total interest income from external customers	3,640	4,095	—	—	7,735
Total interest income from affiliates	918	—	3	(921)	—

For the six months ended June 30, 2015:
Net interest income	$7,835	$6,037	$5	$—	$13,877
Provision (reduction in reserve) for loan losses	(970)	849	—	—	(121)
Total non-interest income	2,011	455	2,206	(2,313)	2,359
Total non-interest expense	8,667	4,970	743	(296)	14,084
Income before income taxes	2,149	673	1,468	(2,017)	2,273
Provision for income taxes	635	239	(211)	—	663
Net income	$1,514	$434	$1,679	$(2,017)	$1,610
Other significant items:
Fixed asset addition	$1,610	$249	$—	$—	$1,859
Depreciation and amortization expense	308	120	—	—	428
Total interest income from external customers	7,217	7,838	1	—	15,056
Total interest income from affiliates	1,801	—	4	(1,805)	—

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended June 30, 2014:
Net interest income	$4,101	$3,197	$2	$—	$7,300
Provision (reduction in reserve) for loan losses	(325)	61	—	—	(264)
Total non-interest income	1,286	286	1,425	(1,512)	1,485
Total non-interest expense	4,767	2,443	193	(180)	7,223
Income before income taxes	945	979	1,234	(1,332)	1,826
Provision for income taxes	230	377	1	—	608
Net income	$715	$602	$1,233	$(1,332)	$1,218
Other significant items:
Total assets	$572,377	$71,303	$79,408	$(152,396)	$570,692
Total investment securities	209,865	—	80	—	209,945
Total loans, net	262,533	68,488	—	(58,935)	272,086
Investment in subsidiaries	5	—	74,262	(74,262)	5
Fixed asset addition	159	1	—	—	160
Depreciation and amortization expense	131	53	—	—	184
Total interest income from external customers	3,935	3,995	—	—	7,930
Total interest income from affiliates	799	—	2	(801)	—

For the six months ended June 30, 2014:
Net interest income	$8,188	$6,308	$5	$—	$14,501
Provision (reduction in reserve) for loan losses	(500)	650	—	—	150
Total non-interest income	2,217	572	2,468	(2,625)	2,632
Total non-interest expense	9,097	4,999	402	(391)	14,107
Income before income taxes	1,808	1,231	2,071	(2,234)	2,876
Provision for income taxes	406	476	2	—	884
Net income	$1,402	$755	$2,069	$(2,234)	$1,992
Other significant items:
Fixed asset addition	$867	$14	$—	$—	$881
Depreciation and amortization expense	259	105	—	—	364
Total interest income from external customers	7,904	7,872	—	—	15,776
Total interest income from affiliates	1,564	—	4	(1,568)	—

14.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments.  For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss.  The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures.  Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default.  All of the Bank’s financial instruments are held for risk management and not for trading purposes.  During the quarters ended June 30, 2015 and 2014, respectively, there were no credit losses associated with derivative contracts.

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

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)
Standby letters of credit	$683	$833
Commitments to extend credit	$29,914	$31,644

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party.  The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit.  Revenues are recognized over the lives of the standby letters of credit.  As of June 30, 2015 and December 31, 2014, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represent the Bank’s total credit risk in this category, is listed in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date.  Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date.  Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates.  As of June 30, 2015 and December 31, 2014, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

Litigation

On December 2, 2013, Wayne Allen Russell filed a lawsuit against the Bank in the Circuit Court of Tuscaloosa County, Alabama, alleging that the Bank wrongfully foreclosed on a parcel of property owned by Russell that was subject to a mortgage in favor of the Bank.  Mr. Russell alleges that the loan secured by the mortgage had been satisfied in full from the proceeds of a prior foreclosure of additional properties subject to the same mortgage.  Mr. Russell seeks an unspecified amount of damages.  The Bank denies Mr. Russell’s allegations and is vigorously defending the lawsuit.  At this time, discovery is ongoing, and the Company is unable to assess the likelihood of a resolution or the possibility of an unfavorable outcome in this matter.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period.  There were no such transfers during the six months ended June 30, 2015 or the year ended December 31, 2014.

Fair Value Measurements on a Recurring Basis

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include exchange-traded equities. Level 2 securities include U.S. Treasury and agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. Level 2 fair values are obtained from quoted prices of securities with similar characteristics. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Interest Rate Cap Derivative Agreements

Interest rate cap agreements were included in other assets at fair value on the Company’s balance sheet as of June 30, 2015.  The interest rate caps qualify as derivatives but are not designated as hedging instruments.  Accordingly, changes in fair value are included in results of operations.  The fair value of these agreements is based on information obtained from third-party financial institutions.  This information is periodically evaluated by the Company and, as necessary, corroborated against other third-party valuations.  The Company classifies these derivative assets within Level 2 of the valuation hierarchy.

The following table presents assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.  There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of June 30, 2015 Using
	Totals At June 30, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$138,769	$—	$138,769	$—
Commercial	45,147	—	45,147	—
Obligations of states and political subdivisions	15,461	—	15,461	—
Obligations of U.S. government-sponsored agencies	2,000	—	2,000	—
Corporate notes	790	—	790	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	14	—	14	—

	Fair Value Measurements as of December 31, 2014 Using
	Totals At December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$141,684	$—	$141,684	$—
Commercial	35,944	—	35,944	—
Obligations of states and political subdivisions	16,914	—	16,914	—
Obligations of U.S. government-sponsored agencies	6,364	—	6,364	—
U.S. Treasury securities	4,060	—	4,060	—
Other assets - derivatives	68	—	68	—
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

The following table presents the balances of impaired loans and OREO measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014.

	Fair Value Measurements as of June 30, 2015 Using
	Totals At June 30, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$3,988	$—	$—	$3,988
OREO	7,168	—	—	7,168

	Fair Value Measurements as of December 31, 2014 Using
	Totals At December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$1,456	$—	$—	$1,456
OREO	7,735	—	—	7,735

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2015. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input, as well as the weighted average within the range utilized as of June 30, 2015, are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value June 30, 2015	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$3,988	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9% - 10% (9.0%)

OREO	$7,168	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.0%)

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

Federal Home Loan Bank stock: Based on the redemption provision of the FHLB, the stock has no quoted market value and is carried at cost.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of June 30, 2015 and December 31, 2014.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$25,053	$25,053	$25,053	$—	$—
Investment securities available-for-sale	202,247	202,247	—	202,247	—
Investment securities held-to-maturity	43,929	43,629	—	43,629	—
Federal Home Loan Bank stock	740	740	—	—	740
Loans, net of allowance for loan losses	244,993	246,865	—	—	246,865
Other assets – derivatives	14	14	—	14	—
Liabilities:
Deposits	471,141	471,692	—	471,692	—
Short-term borrowings	985	985	—	985	—
Long-term debt	5,000	5,002	—	5,002	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$34,166	$34,166	$34,166	$—	$—
Investment securities available-for-sale	204,966	204,966	—	204,966	—
Investment securities held-to-maturity	29,120	29,154	—	29,154	—
Federal Home Loan Bank stock	738	738	—	—	738
Loans, net of allowance for loan losses	259,516	259,337	—	—	259,337
Other assets – derivatives	68	68	—	68	—
Liabilities:
Deposits	483,659	484,108	—	484,108	—
Short-term borrowings	436	436	—	436	—
Long-term debt	5,000	5,007	—	5,007	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE COMPANY’S BUSINESS

United Security Bancshares, Inc., a Delaware corporation (“USBI”), is a bank holding company with its principal office in Thomasville, Alabama.  USBI operates one commercial banking subsidiary, First US Bank (the “Bank” or “FUSB”). As of June 30, 2015, the Bank operated and served its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans. The Bank is the funding source for ALC. As of June 30, 2015, ALC operated twenty-two finance company offices located in Alabama and southeast Mississippi. During the first quarter of 2015, ALC’s headquarters were relocated to Mobile, Alabama. In addition, subsequent to June 30, 2015, ALC closed one of its finance company offices.

The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals, while ALC’s business is consumer-oriented.

FUSB Reinsurance, Inc., an Arizona corporation and a wholly owned subsidiary of the Bank (“FUSB Reinsurance”), reinsures or “underwrites” credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and a primary third-party insurer retains the remaining risk. The third-party insurer is also responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

Delivery of the best possible financial services to customers remains an overall operational focus of USBI and its subsidiaries (collectively, the “Company”). We recognize that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 287 full-time equivalent employees, to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2015 to December 31, 2014, while comparing income and expense for the three- and six-month periods ended June 30, 2015 and 2014.

All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in USBI’s Annual Report on Form 10-K for the year ended December 31, 2014.

EXECUTIVE OVERVIEW

Consolidated net income of the Company was $0.8 million, or $0.12 per diluted share, for the three months ended June 30, 2015, compared to $1.2 million, or $0.20 per diluted share, for the three months ended June 30, 2014.  The second quarter of 2015 represented the thirteenth consecutive quarter in which the Company recorded positive net income.  For the six months ended June 30, 2015, consolidated net income of the Company was $1.6 million, or $0.25 per diluted share, compared with $2.0 million, or $0.33 per diluted share, for the six months ended June 30, 2014.  A significant portion of the difference in net income between the three-and six-month periods ended June 30, 2015 and the comparative periods of 2014 resulted from two transactions that increased non-interest income in the second quarter of 2014 that were not repeated in 2015.  These transactions, which included the dissolution of one of the Bank’s limited partnership investments and a reimbursement from a vendor related to a discontinued product, resulted in non-recurring gains of approximately $0.5 million in 2014.

On a consolidated basis, loans, net of the allowance for loan losses, increased $5.8 million during the second quarter of 2015, driven by growth at ALC. However, for the six months ended June 30, 2015, loans, net of the allowance for loan losses, declined $14.5 million to $245.0 million, compared with $259.5 million as of December 31, 2014.  As a result of the loan volume reductions during the first half of 2015, management continued to supplement interest income by increasing investments in the securities portfolio. The average balance of investment securities increased by approximately $36.1 million comparing the first six months of 2015 to the first six months of 2014.  Management remains focused on closely monitoring the duration of the investment portfolio to ensure that appropriate cash flows are available through investment maturities to fund future loan growth.

The Company’s asset quality continued to improve during the second quarter and first six months of 2015.  On a consolidated basis, the allowance for loan losses as a percentage of loans was reduced to 2.00% as of June 30, 2015, compared with 2.21% as of March 31, 2015, and 2.32% as of December 31, 2014.  Nonperforming assets, which include loans in non-accrual status and other real estate owned, decreased to 1.96% of total assets as of June 30, 2015, compared to 2.27% and 2.50% as of March 31, 2015 and December 31, 2014, respectively.

As a result of continued improvement in asset quality, during the second quarter of 2015, Bank management began shifting more strategic focus to loan generation. However, in the Bank’s primary service areas, the lending environment continued to be highly competitive with respect to the generation of new loans of sufficient credit quality. Operating in this lending environment, the Bank’s loan production did not keep pace with loan payoffs and paydowns during the second quarter or the first six months of 2015. Loans, net of the allowance for loan losses, declined to $165.0 million as of June 30, 2015, compared to $168.4 million as of March 31, 2015, and $187.5 million as of December 31, 2014.   Management’s focus on loan generation will continue to include efforts within our existing service areas, as well as consideration of potential expansion into contiguous metropolitan areas that have greater commercial loan potential.

During the first six months of 2015, the Bank made substantial technological and capital investments intended to improve customer service and operating efficiencies and to provide a platform for future growth.  These capital investments included the renovation of the Bank’s Thomasville, Alabama main office, as well as renovation of an existing building in Tuscaloosa, Alabama, that will house the commercial lending staff and a new retail branch. Both of these projects are expected to be completed during the second half of 2015.

At ALC, management continued to implement a strategy, which began in early 2014, designed to shift the mix of loans at ALC away from real estate lending and into consumer lending, with a focus on point-of-sale consumer lending through arrangements with prominent retailers. These dealer-type consumer loans were the primary driver of loan growth at ALC during the first six months of 2015. Loans, net of the allowance for loan losses, increased to $80.0 million as of June 30, 2015, from $72.0 million as of December 31, 2014. In addition, the shift in the mix of loans contributed to improvement in the credit quality of ALC’s loan portfolio during that time frame. The allowance for loan losses as a percentage of loans declined to 3.10% as of June 30, 2015, compared with 3.59% as of December 31, 2014.

The Company continues to maintain ample liquidity for ongoing operations and benefits from a strong deposit base, a liquid investment portfolio and access to funding from a variety of external sources, such as federal funds lines, Federal Home Loan Bank (“FHLB”) advances and brokered deposits.  During the first quarter of 2015, the Bank became subject to the revised regulatory capital standards promulgated under the final rule adopted by the federal banking regulators to implement the Basel III capital framework (the “Basel III Final Rule”).  As of June 30, 2015, the Bank maintained capital ratios that were higher than the ratios required to be considered a “well-capitalized” institution under the revised framework.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(Dollars in Thousands)		(Dollars in Thousands)
Interest income	$7,735	$7,930	$15,056	$15,776
Interest expense	565	630	1,179	1,275
Net interest income	7,170	7,300	13,877	14,501
Provision (reduction in reserve) for loan losses	45	(264)	(121)	150
Net interest income after provision (reduction in reserve) for loan losses	7,125	7,564	13,998	14,351
Non-interest income	1,068	1,485	2,359	2,632
Non-interest expense	7,107	7,223	14,084	14,107
Income before income taxes	1,086	1,826	2,273	2,876
Provision for income taxes	312	608	663	884
Net income	$774	$1,218	$1,610	$1,992

Net Interest Income

Net interest income is comprised of the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets are comprised of loans at both the Bank and ALC, taxable and nontaxable investments and federal funds sold.  Interest-bearing liabilities are comprised of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings and long-term debt.  Net interest income for the Company decreased $0.1 million, or 1.8%, for the second quarter of 2015, and $0.6 million, or 4.3%, for the six months ended June 30, 2015, compared to the same periods in 2014. The decline in both periods resulted primarily from decreases in loan volume at the Bank and, to a lesser extent, reduced yield on ALC’s loan portfolio.

The following tables show, for the three and six months ended June 30, 2015 and June 30, 2014, the average balances of each principal category of assets, liabilities and shareholders’ equity.  Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage.  Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans – FUSB (Note A)	$170,313	$2,425	5.34%	$212,938	$2,850	5.17%
Loans – ALC (Note A)	75,198	4,095	22.28%	69,320	3,995	23.07%
Taxable Investments	254,319	1,065	1.69%	223,889	938	1.72%
Non-Taxable Investments	16,086	150	3.62%	15,860	147	3.65%
Total Interest-Earning Assets	515,916	7,735	5.90%	522,007	7,930	6.06%
Non-Interest-Earning Assets:
Other Assets	47,595			45,883
Total	$563,511			$567,890
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$148,920	$144	0.38%	$144,753	$153	0.43%
Savings Deposits	73,750	34	0.19%	71,298	36	0.20%
Time Deposits	184,229	379	0.80%	203,193	428	0.83%
Borrowings	5,773	8	0.59%	5,658	13	0.89%
Total Interest-Bearing Liabilities	412,672	565	0.54%	424,902	630	0.59%
Non-Interest-Bearing Liabilities:
Demand Deposits	68,168			65,249
Other Liabilities	6,708			5,762
Shareholders’ Equity	75,963			71,977
Total	$563,511			$567,890
Net Interest Income (Note B)		$7,170			$7,300
Net Yield on Interest-Earning Assets			5.47%			5.58%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At FUSB, these loans averaged $2.0 million and $5.5 million for the three months ended June 30, 2015 and 2014, respectively.  At ALC, these loans averaged $0.7 million and $0.3 million for the respective periods presented.

Note B	—	Loan fees are included in the interest amounts presented. At FUSB, loan fees totaled $0.1 million for both periods presented. At ALC, loan fees totaled $0.8 million for both periods presented.

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans – FUSB (Note A)	$175,941	$4,817	5.48%	$220,381	$5,770	5.24%
Loans – ALC (Note A)	74,366	7,838	21.08%	69,276	7,872	22.73%
Taxable Investments	253,504	2,104	1.66%	217,637	1,830	1.68%
Non-Taxable Investments	16,318	297	3.64%	16,098	304	3.78%
Total Interest-Earning Assets	520,129	15,056	5.79%	523,392	15,776	6.03%
Non-Interest-Earning Assets:
Other Assets	47,387			46,258
Total	$567,516			$569,650
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$149,964	$287	0.38%	$143,060	$300	0.42%
Savings Deposits	72,911	67	0.19%	70,977	70	0.20%
Time Deposits	186,431	810	0.87%	206,345	884	0.86%
Borrowings	5,615	15	0.53%	5,844	21	0.72%
Total Interest-Bearing Liabilities	414,921	1,179	0.57%	426,226	1,275	0.60%
Non-Interest-Bearing Liabilities:
Demand Deposits	69,128			65,593
Other Liabilities	7,602			6,493
Shareholders’ Equity	75,865			71,338
Total	$567,516			$569,650
Net Interest Income (Note B)		$13,877			$14,501
Net Yield on Interest-Earning Assets			5.29%			5.54%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At FUSB, these loans averaged $2.7 million and $7.3 million for the six months ended June 30, 2015 and 2014, respectively.  At ALC, these loans averaged $0.4 million and $0.3 million for the respective periods presented.

Note B	—	Loan fees are included in the interest amounts presented. At FUSB, loan fees totaled $0.2 million for both periods presented. At ALC, loan fees totaled $1.6 million for both periods presented.

Yield on loans improved at FUSB comparing both the three- and six-month periods presented; however, average loan volume declined during both periods of 2015, as the Bank experienced payoffs and paydowns at a faster rate than the generation of new loans.  Loans, net of the allowance for loan losses, at FUSB declined to $165.0 million as of June 30, 2015, compared with $187.5 million as of December 31, 2014, a decrease of $22.5 million.  Of this decrease, approximately $3.8 million related to the payoff of loans that were categorized within the special mention or substandard risk grade categories, and approximately $1.0 million represented loans that were transferred to OREO. As a result of declining loan balances, Bank management has continued efforts to earn interest income by investing available funds in the investment securities portfolio, which provides lower yields than the loan portfolio.  Investment securities (including both taxable and non-taxable investments) increased to $246.2 million as of June 30, 2015, from $234.1 million as of December 31, 2014.

At ALC, yield on loans declined comparing both the three- and six-month periods presented. These declines resulted primarily from management’s ongoing strategic efforts to refine origination criteria with a focus on improved credit quality.  This strategy has included efforts to grow point-of-sale consumer lending through arrangements with prominent retailers, while at the same time reducing exposure to loans collateralized by residential real estate.  These efforts have contributed to an improvement in the credit quality of ALC’s loan portfolio, with a corresponding offset in lower average rates charged.  Loans, net of the allowance for loan losses, increased to $80.0 million as of June 30, 2015, compared with $72.0 million as of December 31, 2014.  The majority of the increase occurred during the second quarter and was attributable to growth in point-of-sale consumer lending, as well as seasonality related to ALC’s traditional consumer lending portfolio, which typically experiences growth at a higher level during the second quarter.  Comparing the six months ended June 30, 2015 to the six months ended June 30, 2014, the average balance of ALC’s loan portfolio increased 7.3%, from $69.3 million to $74.4 million.  Despite the increases in balances, interest income at ALC remained relatively flat comparing the same periods, primarily due to the mix-shift to lower yield, higher credit quality loans.

At both the Bank and ALC, management continues to focus efforts on generating loans within established credit standards, while also maintaining vigilance in the deployment of strategies to manage risks associated with interest rate fluctuations.  Although this strategy may result in lower yields, primarily at ALC, management believes that it will also result in improved credit performance of the portfolio, and ultimately lower losses over time.  However, net interest income could continue to experience downward pressure due to increased competition for quality loan opportunities and lower reinvestment yields in the securities portfolio.

Interest expense decreased $65 thousand, or 10.3%, comparing the second quarter of 2015 to the second quarter of 2014.  Comparing the six months ended June 30, 2015 to the six months ended June 30, 2014, interest expense decreased $0.1 million, or 7.5%.   The decrease in both periods presented resulted primarily from a mix-shift away from higher-cost time deposits to demand deposits.  Interest expense can fluctuate significantly based on the interest rate environment, behaviors of the Bank’s deposit customers and changes in the Company’s funding needs.  Accordingly, there is no expectation that the decreases in interest expense experienced by the Company in both the three- and six-month periods ended June 30, 2015 will continue in future periods.

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

The following table presents the provision (reduction in reserve) for loan losses for the Bank and ALC for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
FUSB	$(445)	$(325)	$(970)	$(500)
ALC	490	61	849	650
Total	$45	$(264)	$(121)	$150

At FUSB, a reduction in the reserve for loan losses was recorded during all periods presented.  These reductions were due to improvement in the overall credit quality of the Bank’s loan portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses, lower levels of nonperforming loans and reduced loan volumes. During the second quarter of 2015, the Bank experienced net recoveries of loans previously charged off totaling $15 thousand, compared with net charge-offs of $0.2 million during the second quarter of 2014.  For the six months ended June 30, 2015, the Bank’s net charge-offs totaled $0.1 million, compared to $0.7 million for the six months ended June 30, 2014.

At ALC, the provision for loan losses increased during both the three and six months ended June 30, 2015, compared with the corresponding periods in 2014, as a result of significant loan growth during 2015, partially offset by improvement in the overall credit quality of ALC’s portfolio.  Total loans, net of unearned interest, fees and deferred costs, increased by $9.2 million during the second quarter of 2015, compared with an increase of $2.6 million during the second quarter of 2014.  For the six months ended June 30, 2015, total loans, net of unearned interest, fees and deferred costs, increased by $7.8 million, compared with $0.5 million for the six months ended June 30, 2014.  ALC’s net charge-offs totaled $0.5 million during the second quarter of both 2015 and 2014.  For the six months ended June 30, 2015, net charge-offs were $1.0 million, compared with $1.1 million for the six months ended June 30, 2014.

Based on our evaluation, management believes that the allowance for loan losses for the Company is adequate to absorb losses inherent in the loan portfolio as of June 30, 2015.  While we believe that the methodologies and calculations that we use for estimating the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise.  Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which we operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses. Furthermore, the reductions in the reserve for loan losses recorded by the Bank in 2015 and 2014 are not expected to continue at any significant level on an ongoing basis.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets.  The following table presents the major components of non-interest income for the periods indicated.  Expanded discussion of certain significant non-interest income items and fluctuations is provided below the table.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$472	$491	$(19)	(3.9)%	$926	$991	$(65)	(6.6)%
Credit insurance commissions and fees	114	93	21	22.6%	189	233	(44)	(18.9)%
Bank-owned life insurance	104	105	(1)	(0.1)%	208	209	(1)	(0.5)%
Other income	378	796	(418)	(52.5)%	1,036	1,199	(163)	(13.6)%
Total non-interest income	$1,068	$1,485	$(417)	(28.1)%	$2,359	$2,632	$(273)	(0.4)%

Service Charges and Other Fees on Deposit Accounts

Service charges and other fees are generated on deposit accounts held at FUSB. The decrease in this category of non-interest income in both the second quarter of 2015 and the six months ended June 30, 2015, compared with the corresponding periods in 2014, resulted primarily from decreased fees generated from customer overdrafts and non-sufficient funds charges.  Revenues from these sources have generally declined in recent years.  Management continues to search for new sources of fee income from new financial services and products; however, income from non-sufficient funds and overdraft charges are not expected to increase at a significant rate in the near future.

Credit Insurance Commissions and Fees

Credit insurance commissions and fees are generated from credit life and credit accident and health insurance policies offered at both the Bank and ALC to consumer loan customers through FUSB Reinsurance.  The majority of these sales have historically been generated at ALC.  The increase in revenues during the three-month period ended June 30, 2015, as compared with the same period in 2014, resulted from significant increases in loan volume and activity at ALC during the second quarter. In general, however, revenues from this category of non-interest income have declined in recent years as ALC management has shifted the loan portfolio mix to loans of higher credit quality.  This mix-shift has resulted in increased levels of borrowers that generally do not have a significant need for credit insurance products.  The overall reduction of credit insurance revenues during the six months ended June 30, 2015, compared with the same period in 2014, is consistent with this general trend. ALC management continues to search for new sources of non-interest income; however, income from credit insurance commissions and fees is not expected to increase at a significant rate for the foreseeable future.

Bank-owned Life Insurance

The Bank utilizes bank-owned life insurance as a tool to offset the cost of certain retirement benefit programs.  The income derived from bank-owned life insurance represents the increase in the cash surrender value of the policies (which is generally non-taxable) over the periods presented.  The cash surrender value of the policies totaled $14.1 million and $14.0 as of June 30, 2015 and December 31, 2014, respectively.  The insurance policies are adjustable rate assets with minimum guaranteed rates of interest between 2% and 4%.  Accordingly, management does not expect significant fluctuation in the income derived from these assets.

Other Income

Other non-interest income primarily consists of fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards, wire transfers, real estate rental and realized gains on the sale of investment securities. In addition, other income is generated at ALC for services including ALC’s auto club membership program, which provides services to members such as emergency road side assistance, lock and key services and emergency travel expenses. The decrease in this category of non-interest income during both the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, resulted primarily from two transactions that took place during the second quarter of 2014 that were not repeated during 2015.  These transactions, which resulted in non-recurring gains of approximately $0.5 million during the second quarter of 2014, included the dissolution of one of the Bank’s limited partnership investments and a reimbursement from a vendor related to a discontinued product.

These reductions were partially offset by increased realized gains on the sale of investment securities, which increased by $0.1 million and $0.3 million, respectively, comparing the three- and six-month periods ended June 30, 2015 to the corresponding periods in 2014.  Given the nature of the types of revenues categorized as other income, there is uncertainty as to the level of revenue that will be derived from these sources in the future.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities.  The following table presents the major components of non-interest expense for the periods indicated.  Expanded discussion of certain significant non-interest expense items and fluctuations is provided below the tables.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$4,215	$4,141	$74	1.8%	$8,407	$8,223	$184	2.2%
Net occupancy and equipment expense	780	775	5	0.6%	1,603	1,590	13	0.8%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	231	183	48	26.2%	311	148	163	110.1%
Carrying costs	116	142	(26)	(18.3)%	256	277	(21)	(7.6)%
Total other real estate/foreclosure expense	347	325	22	6.8%	567	425	142	33.4%
FDIC insurance assessments	105	189	(84)	(44.4)%	225	367	(142)	(38.7)%
Other	1,660	1,793	(133)	(7.4)%	3,282	3,502	(220)	(6.3)%
Total non-interest expense	$7,107	$7,223	$(116)	(1.6)%	$14,084	$14,107	$(23)	(0.2)%

Salaries and Employee Benefits

Salaries and employee benefits expense, the largest category of non-interest expense, totaled $2.7 million at the Bank and $1.5 million at ALC for the second quarter of 2015, as compared with $2.6 million at the Bank and $1.5 million at ALC during the second quarter of 2014. For the six-month period ended June 30, 2015, salaries and benefits expense totaled $5.4 million at the Bank and $3.0 million at ALC, compared with $5.2 million at the Bank and $3.0 million at ALC for the six months ended June 30, 2014.  The expense amounts for the Bank are inclusive of salaries and benefits paid to certain members of management and employees for work performed on behalf of USBI, as well as current and deferred fees paid to members of the Bank’s and USBI’s Board of Directors.  Management remains committed to providing salaries and benefits packages to employees at competitive levels in order to ensure that we continue to provide quality service to our customers.  Accordingly, we expect salaries and employee benefits expense to generally increase commensurate with market-based increases over time.

Net Occupancy and Equipment Expense

This category of non-interest expense includes expenses associated with depreciation of buildings, equipment and furniture and fixtures, rent of office space, utilities expense and maintenance and repair costs.  The majority of the Bank’s office space is owned, while the majority of ALC’s office space is leased.  The modest increase in this category, comparing both the three- and six-month periods ended June 30, 2015 with the corresponding periods of 2014, resulted primarily from increased rents at ALC.  Occupancy and equipment expense is expected to increase over time as the Company depreciates expenditures associated with capital and technological improvements.  During the six months ended June 30, 2015, the Company recorded $1.9 million in additions to premises and equipment.  These additions were primarily related to technological and capital improvements incurred at the Bank’s principal office in Thomasville, Alabama, and new branch location in Tuscaloosa, Alabama, as well as leasehold improvements at ALC’s new headquarters in Mobile, Alabama.

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

Write-downs, net of gain or loss on sale, increased in both the second quarter of 2015 and the six months ended June 30, 2015, primarily due to gains on the sale of foreclosed property at the Bank in 2014 that were not repeated in 2015. At ALC, write-downs, net of gains and losses on sale of foreclosed property, were relatively consistent comparing the two periods.

Carrying costs associated with OREO decreased marginally, comparing both the three and six months ended June 30, 2015 with the corresponding periods of 2014, primarily as a result of reductions in legal costs associated with certain properties held in OREO by the Bank. OREO totaled $6.5 million and $0.7 million at FUSB and ALC, respectively, as of June 30, 2015, compared with $9.5 million and $0.8 million, respectively, as of June 30, 2014, a decrease of $3.1 million for the Company on a consolidated basis.

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

Provision for Income Taxes

The provision for income taxes was $0.3 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate was 28.7% for the second quarter of 2015, compared with 33.3% for the second quarter of 2014.  For the six months ended June 30, 2015, the effective tax rate was 29.2%, compared with 30.7% for the six months ended June 30, 2014.  The decrease in the effective tax rate during both the three and six months ended June 30, 2015 compared to the corresponding periods of 2014 was primarily due to changes in tax-exempt interest income. The Company’s effective tax rate is expected to fluctuate based on recurring items such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance.  Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis after considering a number of factors, including investment return, credit quality and the consistency of such investments with the Company’s overall strategy.  The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared with total pre-tax income.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio.  The expected average life of securities in the investment portfolio was 2.9 years and 3.1 years as of June 30, 2015 and December 31, 2014, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity.  As of June 30, 2015, available-for-sale securities totaled $202.2 million, or 82.2% of the total investment portfolio, compared to $205.0 million, or 87.6% of the total investment portfolio, as of December 31, 2014.  As of June 30, 2015, available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government-sponsored agencies, obligations of state and political subdivisions and corporate notes.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity.  As of June 30, 2015, held-to-maturity securities totaled $43.9 million, or 17.8% of the total investment portfolio, compared to $29.1 million, or 12.4% of the total investment portfolio, as of December 31, 2014.  As of June 30, 2015, held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of state and political subdivisions.

Gains on the Sale of Securities

Sales transactions affecting the Bank’s investment portfolio are directed by asset and liability management activities and strategies.  Although short-term losses may occur from time to time, the “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

Net gains on the sale of available-for-sale securities of $0.1 million were recognized during the second quarter of 2015. No gains on the sale of available-for-sale securities were recognized during the second quarter of 2014.  During the six months ended June 30,

2015, net gains on the sale of available-for-sale securities of $0.4 million were recognized, compared with $0.1 million for the six months ended June 30, 2014.  There were no losses on sales of securities during the three or six months ended June 30, 2015 or 2014.

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio segment for both FUSB and ALC at the end of each of the past five quarters as of June 30, 2015.

	FUSB
	2015		2014
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$12,363	$10,137	$10,431	$9,813	$10,223
Secured by 1-4 family residential properties	30,564	29,545	30,795	30,867	31,596
Secured by multi-family residential properties	17,163	18,837	20,403	20,459	20,459
Secured by non-farm, non-residential properties	81,621	86,982	104,883	112,512	119,574
Other	57	58	58	61	72
Commercial and industrial loans	18,198	17,897	16,838	18,216	17,385
Consumer loans	6,910	7,254	7,188	7,719	8,471
Other loans	786	775	579	403	976
Total loans	$167,662	$171,485	$191,175	$200,050	$208,756
Less unearned interest, fees and deferred cost	191	174	189	116	122
Allowance for loan losses	2,449	2,880	3,486	4,789	5,036
Net loans	$165,022	$168,431	$187,500	$195,145	$203,598

	ALC
	2015		2014
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	19,129	20,209	21,309	22,668	24,168
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans	73,342	61,321	61,833	57,508	53,766
Other loans	—	—	—	—	—
Total loans	$92,471	$81,530	$83,142	$80,176	$77,934
Less unearned interest, fees and deferred cost	9,941	8,222	8,444	7,524	6,810
Allowance for loan losses	2,559	2,521	2,682	2,627	2,636
Net loans	$79,971	$70,787	$72,016	$70,025	$68,488

Loan volume declined at FUSB during the three and six months ended June 30, 2015, as the Bank experienced payoffs and paydowns at a faster rate than generation of new loans.  Loans, net of the allowance for loan losses, declined $3.4 million during the second quarter of 2015, and $22.5 million during the six months ended June 30, 2015.  Of the decrease during the six month period, approximately $3.8 million related to the payoff of loans that were categorized within the special mention or substandard risk grade categories, and approximately $1.0 million represented loans that were transferred to OREO.

At ALC, loans, net of the allowance for loan losses, increased by approximately $9.2 million during the second quarter of 2015, and $8.0 million during the six months ended June 30, 2015.  The increase during the second quarter was attributable to growth in point-of-sale consumer lending, as well as seasonality related to ALC’s traditional consumer lending portfolio, which typically experiences growth at a higher level during the second quarter of the year than the first quarter.

Although Bank and ALC management continues to focus on the generation of loans of appropriate credit quality, loan growth will remain a challenge.  Continued reductions in loan volume could result in reductions in interest income and net income from the levels experienced during the three and six months ended June 30, 2015 and 2014.

The tables below summarize changes in the allowance for loan losses and certain asset quality ratios at the end of each of the most recent five quarters as of June 30, 2015 at both FUSB and ALC.

	FUSB
	2015		2014
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,880	$3,486	$4,789	$5,036	$5,523
Charge-offs:
Commercial and industrial	—	—	(8)	(13)	—
Commercial real estate	(28)	(77)	(430)	(23)	(270)
Residential real estate	—	(40)	(76)	(21)	(76)
Consumer installment	(3)	(11)	(51)	(80)	(2)
Total charge-offs	(31)	(128)	(565)	(137)	(348)
Recoveries	45	47	132	439	187
Net recoveries (charge-offs)	14	(81)	(433)	302	(161)
Provision (reduction in reserve) for loan losses	(445)	(525)	(870)	(549)	(326)
Ending balance	$2,449	$2,880	$3,486	$4,789	$5,036
as a % of loans	1.46%	1.68%	1.83%	2.40%	2.41%

	ALC
	2015		2014
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,521	$2,682	$2,627	$2,636	$3,044
Charge-offs:
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	(63)	(80)	(139)	(76)	(38)
Consumer installment	(573)	(655)	(673)	(613)	(654)
Total charge-offs	(636)	(735)	(812)	(689)	(692)
Recoveries	184	216	166	186	222
Net recoveries (charge-offs)	(452)	(519)	(646)	(503)	(470)
Provision (reduction in reserve) for loan losses	490	358	701	494	62
Ending balance	$2,559	$2,521	$2,682	$2,627	$2,636
as a % of loans	3.10%	3.44%	3.59%	3.62%	3.71%

The decreases in the allowance for loan losses at both the Bank and ALC resulted from continued problem asset resolution by management during the three and six months ended June 30, 2015, and overall improvement in the credit quality of the loan portfolio, including lower levels of non-accrual loans.  We believe that adding loans of sufficient credit quality to the loan portfolio at the Bank and ALC, along with continued efforts to reduce nonperforming loans, should result in continued reduction in the allowance for loan losses as a percentage of loans.

The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio and changes in its risk profile, credit concentrations, historical trends and economic conditions.  Although management believes that the allowance for loan losses is adequate, taking into consideration the current economic environment and the amount of subjective judgment involved in the calculation, there can be no assurance that the allowance for loan losses is sufficient, and ultimate losses may vary from estimates.  Factors beyond management’s control (such as conditions in the national economy, local real estate markets or industry conditions) may have a material adverse effect on our asset quality and the adequacy of the allowance for loan losses.  Estimates are reviewed periodically.  As adjustments become necessary, they are reported in earnings in the period in which they become known.

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of June 30, 2015 were as follows:

	Consolidated
	2015		2014
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$3,819	$4,215	$6,573	$6,371	$6,288
Other real estate owned	7,168	8,608	7,735	10,310	10,308
Total	$10,987	$12,823	$14,308	$16,681	$16,596
Nonperforming assets as a percentage of loans and other real estate	4.27%	5.06%	5.23%	5.90%	5.72%
Nonperforming assets as a percentage of total assets	1.96%	2.27%	2.50%	2.96%	2.91%

	FUSB
	2015		2014
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$2,028	$2,397	$4,668	$4,694	$4,515
Other real estate owned	6,509	7,950	6,997	9,458	9,484
Total	$8,537	$10,347	$11,665	$14,152	$13,999
Nonperforming assets as a percentage of loans and other real estate	4.91%	5.78%	5.89%	6.76%	6.42%
Nonperforming assets as a percentage of total assets	1.52%	1.80%	2.06%	2.51%	2.45%

	ALC
	2015		2014
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$1,791	$1,818	$1,905	$1,677	$1,773
Other real estate owned	659	658	738	852	824
Total	$2,450	$2,476	$2,643	$2,529	$2,597
Nonperforming assets as a percentage of loans and other real estate	2.95%	3.35%	3.50%	3.44%	3.61%
Nonperforming assets as a percentage of total assets	2.91%	3.30%	3.52%	3.47%	3.64%

At FUSB, nonperforming assets were reduced by $1.8 million during the second quarter of 2015, and by $3.1 million during the six months ended June 30, 2015. These decreases were driven by management’s ongoing focus on problem asset resolution, which includes continued workout of problem loans, as well as the sale of properties in OREO.

At ALC, nonperforming assets declined $26 thousand during the second quarter of 2015, and by $0.2 million during the six months ended June 30, 2015.  There continues to be a downward trend in the level of nonperforming assets at ALC, primarily as a result of efforts to monitor non-accruals and dispose of foreclosed properties in a timely manner, coupled with changes in origination criteria that have improved the average credit profile of ALC’s borrowers.

Deposits

Total deposits decreased 2.6%, from $483.7 million as of December 31, 2014 to $471.1 million as of June 30, 2015. Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets.  Core deposits totaled $394.7 million, or 83.8% of total deposits, as of June 30, 2015, compared with $403.0 million, or 83.3% of total deposits, as of December 31, 2014.

Deposits, in particular core deposits, have historically been one of the Company’s primary sources of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs.  Management anticipates that such deposits will continue to be one of the Company’s primary sources of funding in the future and is making efforts to ensure that an adequate level of deposits is retained to fund the Company’s activities.  However, various economic and competitive factors could affect this funding source in the future.

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances.  This category continues to be utilized as an alternative source of funds.  During the second quarter of 2015, these borrowings represented 1.02% of average interest-bearing liabilities, compared with 1.03% in the second quarter of 2014.

Shareholders’ Equity

As of June 30, 2015, shareholders’ equity totaled $75.8 million, or 13.5% of total assets, compared with $75.2 million, or 13.1% of total assets, as of December 31, 2014.  The increase in shareholders’ equity during the six months ended June 30, 2015 resulted primarily from net income of $1.6 million, less dividends declared of $0.2 million, combined with the decrease of $0.9 million (net of tax) in accumulated other comprehensive income due to decreases in unrealized holding gains on available-for-sale investment securities, which are recorded at estimated fair value. The fair value of the available-for-sale portfolio fluctuates significantly based on changes in interest rates.  Accordingly, the changes in unrealized gains during the first six months of 2015 are not necessarily indicative of future performance of the portfolio.

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

As of June 30, 2015, the Bank had up to $168.1 million in total borrowing capacity (subject to available collateral) from the FHLB and $18.8 million in established federal funds lines. As of December 31, 2014, the Bank had a total of $171.8 million in borrowing capacity (subject to available collateral) from the FHLB and $18.8 million in established federal funds lines.  Of this capacity, the Bank had $5.0 million in outstanding borrowings as of both June 30, 2015 and December 31, 2014.

Effective as of the first quarter of 2015, the Bank is subject to the revised regulatory capital standards promulgated under the Basel III Final Rule.  As of June 30, 2015, both the Bank’s common equity Tier 1 capital and the Tier 1 risk-based capital ratios were 23.53%.  The Bank’s total capital ratio was 24.79%, and its Tier 1 leverage ratio was 12.93%.  Each of these ratios is higher than the ratios required to be considered a “well-capitalized” institution under the revised framework.

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

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity.  Loans maturing or repricing in one year or less amounted to $79.4 million as of June 30, 2015 and $92.9 million as of December 31, 2014.

Investment securities forecasted to mature or reprice over the twelve months ending June 30, 2016 are estimated to be $14.9 million, or approximately 6.04% of the investment portfolio, as of June 30, 2015.  For comparison, principal payments on investment securities totaled $24.0 million, or 9.72% of the investment portfolio, as of June 30, 2015.

Although the majority of the securities portfolio has legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice.  As of June 30, 2015, the investment securities portfolio had an estimated average maturity of 2.9 years, and approximately 82.8% of the portfolio (including both available-for-sale and held-to-maturity designations) was expected to be repaid within five years.  However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of June 30, 2015, the Company had up to $163.1 million in remaining unused credit from the FHLB (subject to available collateral).  Additionally, the Company had $18.8 million of unused capacity in established federal funds lines as of both June 30, 2015 and December 31, 2014.

Measuring Interest Rate Sensitivity

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

USBI’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the USBI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2015, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, USBI’s management concluded, as of June 30, 2015, that USBI’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in USBI’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

There were no changes in USBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth purchases made by or on behalf of USBI or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of USBI’s common stock during the second quarter of 2015.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
April 1 – April 30	5,505	(2)	$8.29	—	242,303
May 1 – May 31	1,630	(2)	$8.19	—	242,303
June 1 – June 30	—		$—	—	242,303
Total	7,135		$8.27	—	242,303
(1)

On December 19, 2014, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006.  Under the repurchase program, USBI is authorized to repurchase up to 642,785 shares of common stock.  The expiration date of the extended repurchase program is December 31, 2015.  As of June 30, 2015, there were 242,303 shares that may still be purchased under the program.

(2)	7,135 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. 401(k) Plan.
ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE:  August 13, 2015

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting
Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

3.2A	First Amendment to the Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed February 24, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.