Form 10-Q
period 2015-09-30
UNITED SECURITY BANCSHARES INC
filed 2015-11-13
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2015
Common Stock, $0.01 par value	6,043,292 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$8,496	$9,697
Interest-bearing deposits in banks	19,120	24,469
Total cash and cash equivalents	27,616	34,166
Investment securities available-for-sale, at fair value	204,719	204,966
Investment securities held-to-maturity, at amortized cost	34,290	29,120
Federal Home Loan Bank stock, at cost	515	738
Loans, net of allowance for loan losses of $4,345 and $6,168, respectively	237,715	259,516
Premises and equipment, net	11,708	9,764
Cash surrender value of bank-owned life insurance	14,213	13,975
Accrued interest receivable	1,790	2,235
Other real estate owned	6,656	7,735
Other assets	9,315	10,394
Total assets	$548,537	$572,609
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$463,266	$483,659
Accrued interest expense	189	221
Other liabilities	7,624	8,131
Short-term borrowings	1,175	436
Long-term debt	—	5,000
Total liabilities	472,254	497,447
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,329,060 shares issued; 6,038,554 and 6,034,059 shares outstanding, respectively	73	73
Surplus	9,768	9,577
Accumulated other comprehensive income, net of tax	899	1,829
Retained earnings	86,373	84,582
Less treasury stock: 1,290,506 and 1,295,001 shares at cost, respectively	(20,817)	(20,886)
Noncontrolling interest	(13)	(13)
Total shareholders’ equity	76,283	75,162
Total liabilities and shareholders’ equity	$548,537	$572,609

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$6,160	$6,786	$18,815	$20,428
Interest on investment securities	1,168	1,113	3,569	3,247
Total interest income	7,328	7,899	22,384	23,675
Interest expense:
Interest on deposits	557	640	1,721	1,894
Interest on borrowings	4	2	19	23
Total interest expense	561	642	1,740	1,917
Net interest income	6,767	7,257	20,644	21,758
Provision (reduction in reserve) for loan losses	(78)	(55)	(199)	95
Net interest income after provision (reduction in reserve) for loan losses	6,845	7,312	20,843	21,663
Non-interest income:
Service and other charges on deposit accounts	465	581	1,391	1,572
Credit insurance income	150	190	339	423
Other income	381	409	1,625	1,817
Total non-interest income	996	1,180	3,355	3,812
Non-interest expense:
Salaries and employee benefits	4,106	4,359	12,513	12,582
Net occupancy and equipment	744	826	2,347	2,416
Other real estate/foreclosure expense, net	247	224	814	649
Other expense	1,993	1,833	5,500	5,702
Total non-interest expense	7,090	7,242	21,174	21,349
Income before income taxes	751	1,250	3,024	4,126
Provision for income taxes	207	413	870	1,297
Net income	$544	$837	$2,154	$2,829
Basic net income per share	$0.09	$0.14	$0.35	$0.46
Diluted net income per share	$0.09	$0.13	$0.34	$0.46
Dividends per share	$0.02	$0.01	$0.06	$0.01

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$544	$837	$2,154	$2,829
Other comprehensive income:
Change in unrealized holding gains (losses) on available-for- sale securities arising during period, net of tax expense (benefit) of $(41), $(290), $(423) and $417, respectively	(69)	(482)	(707)	696
Reclassification adjustment for net gains realized on available- for-sale securities realized in net income, net of tax of $0, $0, $136 and $34, respectively	—	—	(223)	(58)
Other comprehensive income (loss)	(69)	(482)	(930)	638
Total comprehensive income	$475	$355	$1,224	$3,467

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$2,154	$2,829
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	640	598
Provision (reduction in reserve) for loan losses	(199)	95
Deferred income tax provision	846	1,540
Net gain on sale of securities	(359)	(103)
Stock-based compensation expense	302	395
Gain on dissolution of partnership	—	(221)
Net amortization of securities	1,268	824
Net loss on premises and equipment and other real estate	657	473
Changes in assets and liabilities:
Decrease in accrued interest receivable	445	461
Decrease in other assets	963	1,037
Decrease in accrued interest expense	(32)	(37)
Decrease in other liabilities	(618)	(582)
Net cash provided by operating activities	6,067	7,309
Cash flows from investing activities:
Purchase of investment securities, available-for-sale	(54,410)	(69,111)
Purchase of investment securities, held-to-maturity	(22,317)	(6,549)
Proceeds from sales of investment securities, available-for-sale	15,754	1,095
Proceeds from maturities and prepayments of investment securities, available-for-sale	36,664	24,753
Proceeds from maturities and prepayments of investment securities, held-to-maturity	16,990	5,046
Proceeds from redemption of Federal Home Loan Bank stock (net of purchases)	222	168
Proceeds from the sale of premises and equipment and other real estate	2,849	3,708
Proceeds from dissolution of partnership	—	1,000
Net change in loan portfolio	19,759	30,697
Purchase of premises and equipment	(3,111)	(1,008)
Net cash used in investing activities	12,400	(10,201)
Cash flows from financing activities:
Net decrease in customer deposits	(20,393)	(9,761)
Increase (decrease) in short-term borrowings	739	(476)
Repayment of FHLB advances and other borrowings	(5,000)	—
Dividends paid	(363)	(60)
Net cash used in financing activities	(25,017)	(10,297)
Net decrease in cash and cash equivalents	(6,550)	(13,189)
Cash and cash equivalents, beginning of period	34,166	47,720
Cash and cash equivalents, end of period	$27,616	$34,531
Supplemental disclosures:
Cash paid for:
Interest	$1,772	$1,954
Income taxes	63	52
Non-cash transactions:
Foreclosed assets acquired in settlement of loans	$2,241	$4,965
Reissuance of treasury stock as compensation	69	106

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2015.  While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in USBI’s Annual Report on Form 10-K as of and for the year ended December 31, 2014.  The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in USBI’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q. Certain amounts in the 2014 condensed consolidated financial statements have been reclassified to conform to the 2015 method of presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).  ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized.  ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure.  The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014 and may be applied using either a modified retrospective transition method or a prospective transition method, as described in ASU 2014-04.  The adoption of ASU 2014-04 did not have a significant impact on the Company’s consolidated balance sheets, results of operations or cash flows.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  ASU 2014-14 also provides that, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance (principal and interest) expected to be recovered under the guarantee.  ASU 2014-14 became effective for the Company on January 1, 2015 and was applied using the prospective transition method, as described in ASU 2014-14.  The adoption of ASU 2014-14 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance on how customers should evaluate whether such arrangements contain a software license that should be accounted for separately. A customer that determines that a cloud computing arrangement contains a software license must account for the license consistently with the acquisition of other software licenses. If an arrangement does not contain a software license, the customer is required to account for the arrangement as a service contract. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. The guidance is effective for annual and interim periods beginning after December 15, 2015. Entities can elect to apply the guidance either retrospectively or prospectively to all cloud computing arrangements entered into or materially modified after the effective date. Early adoption is permitted. The Company is evaluating the potential impact of ASU 2015-05 on the Company’s consolidated financial statements.

3.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of USBI’s Board of Directors.  Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.  The dilutive shares consist of nonqualified stock option grants issued to employees and members of USBI’s Board of Directors pursuant to the United Security Bancshares, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) previously approved by USBI’s shareholders.  The following table reflects weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic shares	6,139,148	6,129,380	6,137,207	6,125,291
Dilutive shares	177,050	83,400	177,050	83,400
Diluted shares	6,316,198	6,212,780	6,314,257	6,208,691

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in Thousands, Except Per Share Data)
Net income	$544	$837	$2,154	$2,829
Basic net income per share	$0.09	$0.14	$0.35	$0.46
Diluted net income per share	$0.09	$0.13	$0.34	$0.46

4.	COMPREHENSIVE INCOME

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

5.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of September 30, 2015 and December 31, 2014 are as follows:

	Available-for-Sale
	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$137,596	$1,236	$(328)	$138,504
Commercial	46,371	196	(574)	45,993
Obligations of states and political subdivisions	14,448	918	(8)	15,358
Obligations of U.S. government-sponsored agencies	4,000	2	(6)	3,996
Corporate notes	786	2	—	788
U.S. Treasury securities	80	—	—	80
Total	$203,281	$2,354	$(916)	$204,719

	Held-to-Maturity
	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$16,144	$41	$(103)	$16,082
Obligations of U.S. government-sponsored agencies	15,831	33	(36)	15,828
Obligations of states and political subdivisions	2,315	1	(4)	2,312
Total	$34,290	$75	$(143)	$34,222

	Available-for-Sale
	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$139,980	$1,896	$(192)	$141,684
Commercial	35,873	164	(93)	35,944
Obligations of states and political subdivisions	15,673	1,241	—	16,914
Obligations of U.S. government-sponsored agencies	6,360	5	(1)	6,364
U.S. Treasury securities	4,153	—	(93)	4,060
Total	$202,039	$3,306	$(379)	$204,966

	Held-to-Maturity
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$10,666	$65	$(2)	$10,729
Obligations of U.S. government-sponsored agencies	17,870	19	(52)	17,837
Obligations of states and political subdivisions	584	4	—	588
Total	$29,120	$88	$(54)	$29,154

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of September 30, 2015 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$192	$193	$—	$—
Maturing after one to five years	8,254	8,573	713	708
Maturing after five to ten years	118,098	118,661	10,832	10,859
Maturing after ten years	76,737	77,292	22,745	22,655
Total	$203,281	$204,719	$34,290	$34,222

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2015 and December 31, 2014.

	Available-for-Sale
	September 30, 2015
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$58,366	$(203)	$6,649	$(125)
Commercial	28,077	(203)	6,111	(371)
Obligations of U.S. government-sponsored agencies	1,993	(6)	—	—
Obligations of states and political subdivisions	445	(8)	—	—
Total	$88,881	$(420)	$12,760	$(496)

	Held-to-Maturity
	September 30, 2015
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$13,891	$(103)	$—	$—
Obligations of U.S. government-sponsored agencies	3,205	(4)	1,614	(32)
Obligations of states and political subdivisions	933	(4)	—	—
Total	$18,029	$(111)	$1,614	$(32)

	Available-for-Sale
	December 31, 2014
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$24,459	$(67)	$7,630	$(125)
Commercial	19,069	(70)	1,304	(23)
Obligations of U.S. government-sponsored agencies	1,999	(1)	—	—
Obligations of states and political subdivisions	269	—	—	—
U.S. Treasury securities	80	—	3,980	(93)
Total	$45,876	$(138)	$12,914	$(241)

	Held-to-Maturity
	December 31, 2014
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of U.S. government-sponsored agencies	$—	$—	$11,664	$(52)
Mortgage-backed securities:
Commercial	538	(2)	—	—
Total	$538	$(2)	$11,664	$(52)

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

As of September 30, 2015, seven debt securities had been in a loss position for more than twelve months, and 77 debt securities had been in a loss position for less than twelve months.  The losses for all securities are considered to be a direct result of the effect that the current interest rate environment has on the value of debt securities and are not related to the creditworthiness of the issuers.  Further, the Company has the current intent and ability to retain its investments in each issuer for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value.  Therefore, the Company has not recognized any other-than-temporary impairments.

Investment securities available-for-sale with a carrying value of $52.1 million and $61.1 million as of September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes.

Gains realized on sales of securities available-for-sale were approximately $0.4 million and $0.1 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. There were no losses on sales of securities during the nine months ended September 30, 2015 or September 30, 2014.

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

Other loans – Other loans are comprised of credit cards, overdrawn checking accounts reclassified to loans and overdraft lines of credit.

As of September 30, 2015 and December 31, 2014, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	September 30, 2015
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$11,900	$—	$11,900
Secured by 1-4 family residential properties	32,049	17,993	50,042
Secured by multi-family residential properties	13,005	—	13,005
Secured by non-farm, non-residential properties	75,840	—	75,840
Other	116	—	116
Commercial and industrial loans	18,796	—	18,796
Consumer loans	6,848	74,767	81,615
Other loans	486	—	486
Total loans	159,040	92,760	251,800
Less: Unearned interest, fees and deferred cost	164	9,576	9,740
Allowance for loan losses	1,941	2,404	4,345
Net loans	$156,935	$80,780	$237,715

	December 31, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$10,431	$—	$10,431
Secured by 1-4 family residential properties	30,795	21,309	52,104
Secured by multi-family residential properties	20,403	—	20,403
Secured by non-farm, non-residential properties	104,883	—	104,883
Other	58	—	58
Commercial and industrial loans	16,838	—	16,838
Consumer loans	7,188	61,833	69,021
Other loans	579	—	579
Total loans	191,175	83,142	274,317
Less: Unearned interest, fees and deferred cost	189	8,444	8,633
Allowance for loan losses	3,486	2,682	6,168
Net loans	$187,500	$72,016	$259,516

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 59.9% and 68.5% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of September 30, 2015 and December 31, 2014, respectively.

Related Party Loans:

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with non-related parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of September 30, 2015 and December 31, 2014 were $3.0 million and $3.1 million, respectively. During the nine months ended September 30, 2015, there were no new loans to these parties, and repayments by active related parties were $0.1 million.  During the year ended December 31, 2014, there were no new loans to these related parties, and repayments by active related parties were $0.5 million.

Allowance for Loan Losses:

The following tables present changes in the allowance for loan losses by loan portfolio segment and loan type as of September 30, 2015 and December 31, 2014:

	FUSB
	Nine Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$141	$2,810	$114	$421	$—	$3,486
Charge-offs	—	(278)	(16)	(67)	—	(361)
Recoveries	49	12	53	72	—	186
Provision	(55)	(975)	(114)	(241)	15	(1,370)
Ending balance	135	1,569	37	185	15	1,941
Ending balance individually evaluated for impairment	89	729	—	—	—	818
Ending balance collectively evaluated for impairment	$46	$840	$37	$185	$15	$1,123
Loan receivables:
Ending balance	18,796	100,861	6,848	32,049	486	159,040
Ending balance individually evaluated for impairment	453	5,831	—	—	—	6,284
Ending balance collectively evaluated for impairment	$18,343	$95,030	$6,848	$32,049	$486	$152,756

	ALC
	Nine Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,336	$346	$—	$2,682
Charge-offs	—	—	(1,846)	(173)	—	(2,019)
Recoveries	—	—	553	17	—	570
Provision	—	—	1,100	71	—	1,171
Ending balance	—	—	2,143	261	—	2,404
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$2,143	$261	$—	$2,404
Loan receivables:
Ending balance	—	—	74,767	17,993	—	92,760
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$74,767	$17,993	$—	$92,760

	FUSB & ALC
	Nine Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$141	$2,810	$2,450	$767	$—	$6,168
Charge-offs	—	(278)	(1,862)	(240)	—	(2,380)
Recoveries	49	12	606	89	—	756
Provision	(55)	(975)	986	(170)	15	(199)
Ending balance	135	1,569	2,180	446	15	4,345
Ending balance individually evaluated for impairment	89	729	—	—	—	818
Ending balance collectively evaluated for impairment	$46	$840	$2,180	$446	$15	$3,527
Loan receivables:
Ending balance	18,796	100,861	81,615	50,042	486	251,800
Ending balance individually evaluated for impairment	453	5,831	—	—	—	6,284
Ending balance collectively evaluated for impairment	$18,343	$95,030	$81,615	$50,042	$486	$245,516

	FUSB
	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$592	$4,852	$180	$635	$13	$6,272
Charge-offs	(289)	(1,329)	(147)	(176)	—	(1,941)
Recoveries	307	587	129	51	1	1,075
Provision	(469)	(1,300)	(48)	(89)	(14)	(1,920)
Ending balance	141	2,810	114	421	—	3,486
Ending balance individually evaluated for impairment	—	762	—	—	—	762
Ending balance collectively evaluated for impairment	$141	$2,048	$114	$421	$—	$2,724
Loan receivables:
Ending balance	16,838	135,775	7,188	30,795	579	191,175
Ending balance individually evaluated for impairment	—	10,509	—	96	—	10,605
Ending balance collectively evaluated for impairment	$16,838	$125,266	$7,188	$30,699	$579	$180,570

	ALC
	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,667	$457	$—	$3,124
Charge-offs	—	—	(2,778)	(311)	—	(3,089)
Recoveries	—	—	772	29	—	801
Provision	—	—	1,675	171	—	1,846
Ending balance	—	—	2,336	346	—	2,682
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$2,336	$346	$—	$2,682
Loan receivables:
Ending balance	—	—	61,833	21,309	—	83,142
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$61,833	$21,309	$—	$83,142

	FUSB & ALC
	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$592	$4,852	$2,847	$1,092	$13	$9,396
Charge-offs	(289)	(1,329)	(2,925)	(487)	—	(5,030)
Recoveries	307	587	901	80	1	1,876
Provision	(469)	(1,300)	1,627	82	(14)	(74)
Ending balance	141	2,810	2,450	767	—	6,168
Ending balance individually evaluated for impairment	—	762	—	—	—	762
Ending balance collectively evaluated for impairment	$141	$2,048	$2,450	$767	$—	$5,406
Loan receivables:
Ending balance	16,838	135,775	69,021	52,104	579	274,317
Ending balance individually evaluated for impairment	—	10,509	—	96	—	10,605
Ending balance collectively evaluated for impairment	$16,838	$125,266	$69,021	$52,008	$579	$263,712
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
•

Special Mention (Risk Grade 6): Loans in this category exhibit potential credit weaknesses or downward trends deserving Bank management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.  Although a special mention asset has a higher probability of default than pass-rated categories, its default is not imminent.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of September 30, 2015.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$9,932	$—	$1,968	$—	$11,900
Secured by 1-4 family residential properties	30,654	232	1,163	—	32,049
Secured by multi-family residential properties	11,294	—	1,711	—	13,005
Secured by non-farm, non-residential properties	69,458	3,370	3,012	—	75,840
Other	116	—	—	—	116
Commercial and industrial loans	17,230	824	742	—	18,796
Consumer loans	6,710	—	138	—	6,848
Other loans	486	—	—	—	486
Total	$145,880	$4,426	$8,734	$—	$159,040

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$17,654	$339	$17,993
Consumer loans	73,508	1,259	74,767
Total	$91,162	$1,598	$92,760

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2014.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$5,326	$2,515	$2,590	$—	$10,431
Secured by 1-4 family residential properties	27,956	638	2,201	—	30,795
Secured by multi-family residential properties	18,033	—	2,370	—	20,403
Secured by non-farm, non-residential properties	86,812	10,905	7,166	—	104,883
Other	58	—	—	—	58
Commercial and industrial loans	14,915	1,222	701	—	16,838
Consumer loans	6,744	105	339	—	7,188
Other loans	577	—	2	—	579
Total	$160,421	$15,385	$15,369	$—	$191,175

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$20,778	$531	$21,309
Consumer loans	60,459	1,374	61,833
Total	$81,237	$1,905	$83,142

The following tables provide an aging analysis of past due loans by class as of September 30, 2015.

	FUSB
	As of September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$86	$86	$11,814	$11,900	$—
Secured by 1-4 family residential properties	156	250	393	799	31,250	32,049	—
Secured by multi-family residential properties	—	841	—	841	12,164	13,005	—
Secured by non-farm, non-residential properties	524	—	768	1,292	74,548	75,840	—
Other	—	—	—	—	116	116	—
Commercial and industrial loans	52	—	—	52	18,744	18,796	—
Consumer loans	29	4	61	94	6,754	6,848	—
Other loans	—	—	—	—	486	486	—
Total	$761	$1,095	$1,308	$3,164	$155,876	$159,040	$—

ALC
As of September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	117	53	320	490	17,503	17,993	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	888	498	1,245	2,631	72,136	74,767	—
Other loans	—	—	—	—	—	—	—
Total	$1,005	$551	$1,565	$3,121	$89,639	$92,760	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2014.

	FUSB
	As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$41	$—	$86	$127	$10,304	$10,431	$—
Secured by 1-4 family residential properties	200	20	852	1,072	29,723	30,795	—
Secured by multi-family residential properties	—	—	—	—	20,403	20,403	—
Secured by non-farm, non-residential properties	268	159	1,743	2,170	102,713	104,883	—
Other	—	—	—	—	58	58	—
Commercial and industrial loans	—	8	—	8	16,830	16,838	—
Consumer loans	12	3	24	39	7,149	7,188	—
Other loans	4	—	12	16	563	579	11
Total	$525	$190	$2,717	$3,432	$187,743	$191,175	$11

ALC
As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	182	147	501	830	20,479	21,309	401
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	671	558	1,346	2,575	59,258	61,833	1,335
Other loans	—	—	—	—	—	—	—
Total	$853	$705	$1,847	$3,405	$79,737	$83,142	$1,736

The following table provides an analysis of non-accruing loans by class as of September 30, 2015 and December 31, 2014.

	Loans on Non-Accrual Status
	September 30, 2015	December 31, 2014
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$340	$956
Secured by 1-4 family residential properties	1,019	1,277
Secured by multi-family residential properties	583	—
Secured by non-farm, non-residential properties	843	2,314
Commercial and industrial loans	47	139
Consumer loans	1,390	140
Total loans	$4,222	$4,826

Impaired Loans:

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of September 30, 2015, the carrying amount of impaired loans consisted of the following:

	September 30, 2015
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	1,127	1,127	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$1,223	$1,223	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$95
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	1,711	1,711	548
Secured by non-farm, non-residential properties	1,452	1,452	86
Commercial and industrial	453	453	89
Total loans with an allowance recorded	$5,061	$5,061	$818

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$95
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	1,711	1,711	548
Secured by non-farm, non-residential properties	2,579	2,579	86
Commercial and industrial	453	453	89
Total impaired loans	$6,284	$6,284	$818

As of December 31, 2014, the carrying amount of impaired loans consisted of the following:

	December 31, 2014
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$—
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	755	1,146	—
Secured by non-farm, non-residential properties	6,091	6,091	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$8,387	$8,778	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$603	$603	$71
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	1,615	1,615	691
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with an allowance recorded	$2,218	$2,218	$762

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$2,048	$2,048	$71
Secured by 1-4 family residential properties	96	96	—
Secured by multi-family residential properties	2,370	2,761	691
Secured by non-farm, non-residential properties	6,091	6,091	—
Commercial and industrial	—	—	—
Total impaired loans	$10,605	$10,996	$762

The average net investment in impaired loans and interest income recognized and received on impaired loans during the nine months ended September 30, 2015 and the year ended December 31, 2014 were as follows:

	September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,509	$31	$33
Secured by 1-4 family residential properties	96	—	—
Secured by multi-family residential properties	2,289	48	69
Secured by non-farm, non-residential properties	3,906	79	309
Commercial and industrial	203	18	18
Total	$8,003	$176	$429

	December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,769	$46	$46
Secured by 1-4 family residential properties	143	3	3
Secured by multi-family residential properties	3,565	178	170
Secured by non-farm, non-residential properties	8,186	324	320
Commercial and industrial	80	1	1
Total	$14,743	$552	$540

Loans on which the accrual of interest has been discontinued amounted to $4.2 million and $4.8 million as of September 30, 2015 and December 31, 2014, respectively. If interest on those loans had been accrued, there would have been $40 thousand and $0.1 million accrued for the periods ended September 30, 2015 and December 31, 2014, respectively.  Interest income recorded related to these loans as of September 30, 2015 and December 31, 2014 was $0.3 million and $0.2 million, respectively.

Troubled Debt Restructurings:

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modification of note structure, principal balance reductions or some combination of these concessions.  Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. As of September 30, 2015 and 2014, respectively, the Company had $0.7 million and $4.3 million of non-accruing loans that were previously restructured and that remained on non-accrual status.  For the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans remaining in each loan category as of September 30, 2015 and December 31, 2014 that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	September 30, 2015			December 31, 2014
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	3	$2,220	$1,699	4	$3,282	$2,365
Secured by 1-4 family residential properties	4	200	148	4	200	156
Secured by non-farm, non-residential properties	4	1,054	658	6	1,448	1,299
Commercial loans	2	116	95	4	159	109
Total	13	$3,590	$2,600	18	$5,089	$3,929

For those loans as of September 30, 2015 and December 31, 2014 that were previously modified in a troubled debt restructuring, the table below presents the number and recorded investment that defaulted subsequent to modification as a troubled debt restructuring.

	September 30, 2015		December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Construction, land development and other land loans	—	$—	—	$—
Secured by non-farm, non-residential properties	2	603	2	886
Total	2	$603	2	$886

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $1 thousand and $0.9 million as of September 30, 2015 and December 31, 2014, respectively.

7.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property, less estimated costs to sell.  The following table summarizes foreclosed property activity as of the nine months ended September 30, 2015 and 2014:

	September 30, 2015
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning Balance	$6,997	$738	$7,735
Transfers from loans	1,439	263	1,702
Sales proceeds	(2,225)	(144)	(2,369)
Gross gains	4	—	4
Gross losses	(210)	(73)	(283)
Net gains (losses)	(206)	(73)	(279)
Impairment	(44)	(89)	(133)
Ending Balance	$5,961	$695	$6,656

	September 30, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning Balance	$8,463	$847	$9,310
Transfers from loans	4,152	361	4,513
Sales proceeds	(3,113)	(214)	(3,327)
Gross gains	231	4	235
Gross losses	(128)	(99)	(227)
Net gains (losses)	103	(95)	8
Impairment	(146)	(47)	(193)
Ending Balance	$9,459	$852	$10,311

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Fair value less estimated cost to sell of foreclosed residential real estate held by the Company was $1.5 million and $1.3 million as of September 30, 2015 and December 31, 2014, respectively. In addition, the Company held $0.1 million in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of both September 30, 2015 and December 31, 2014.

8.	INVESTMENTS IN LIMITED PARTNERSHIPS

The Bank holds investments in affordable housing projects for which it provides funding as a limited partner and has received tax credits related to its investments in the projects based on its partnership share.  Historically, the Bank’s investments have included both direct investments and investments in funds that invest solely in affordable housing projects.  The net assets of the partnerships consist primarily of apartment complexes, and the primary liabilities consist of those associated with the operation of the partnerships.  The Company has determined that these structures require evaluation as a VIE under Accounting Standards Codification (“ASC”) Topic 810, Consolidation.  The Company consolidates one of the funds in which it has a 99.9% limited partnership interest.  Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both September 30, 2015 and December 31, 2014.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements.  Federal funds purchased generally mature within one to four days.  There were no federal funds purchased outstanding as of September 30, 2015 or December 31, 2014.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements as of September 30, 2015 and December 31, 2014 totaled $1.2 million and $0.4 million, respectively.

As of both September 30, 2015 and December 31, 2014, the Bank had $18.8 million in remaining federal funds lines available from correspondent banks.

10.	LONG-TERM DEBT

The Company uses Federal Home Loan Bank (“FHLB”) advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. The Company had no FHLB advances outstanding as of September 30, 2015. As of December 31, 2014, the Company had FHLB advances outstanding of $5 million and assets pledged associated with these advances of $5.7 million.

As of September 30, 2015 and December 31, 2014, the Bank had $164.5 million and $166.8 million, respectively, in remaining credit from the FHLB (subject to available collateral).

11.	INCOME TAXES

The provision for income taxes was $0.9 million and $1.3 million for the nine-month periods ended September 30, 2015 and 2014, respectively.  The Company’s effective tax rate was 28.8% and 31.4% for the same periods.  The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $7.7 million and $7.9 million as of September 30, 2015 and December 31, 2014, respectively.  The reduction in the net deferred tax asset resulted primarily from a decrease in the allowance for loan losses, partially offset by the impact of changes in the fair value of securities available-for-sale.

12.	STOCK OPTION GRANTS

As of September 30, 2015 and September 30, 2014, the Company had outstanding stock option awards that were granted by USBI to certain employees and non-employee directors under the 2013 Incentive Plan.  The stock option awards were granted with an exercise price equal to the market price of USBI’s common stock on the date of the grant.  The awards granted were either fully vested or had a vesting period of one year, with a contractual 10-year term.  The Company recognizes the cost of services received in exchange for stock options based on the grant date fair value of the award.  The fair value is determined using the Black-Scholes option pricing model, and the compensation cost is recognized on a straight-line basis over the vesting period of the award.  Stock-based compensation expense related to stock options was $0.2 million and $0.3 million for the nine-month periods ended September 30, 2015, and September 30, 2014, respectively.  The following table summarizes the Company’s stock option activity for the periods presented.

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	83,400	$8.09	—	$—
Granted	96,150	8.23	83,400	8.09
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	2,500	8.09	—	—
Options outstanding, end of period	177,050	$8.16	83,400	$8.09
Options exercisable, end of period	81,900	$8.09	72,650	$8.10

The awards granted in 2015 have a vesting period of one year, with a contractual 10-year term. To calculate the fair value of these awards, the Company used a risk-free interest rate of 1.5%, an expected option life of 7.5 years and a dividend rate of 1.5%.  Stock price volatility was calculated using a three-year stock price history.  The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of the underlying stock exceeds the exercise price of the option) was less than $0.1 million as of both September 30, 2015 and 2014.

13.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company: FUSB and ALC.  The reportable segments were determined using the internal management reporting system.  These segments are comprised of the Company’s and the Bank’s significant subsidiaries.  The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014.  The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices.  All intercompany transactions have been eliminated to determine the consolidated balances.  The results for the two reportable segments of the Company are included in the tables below.

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended September 30, 2015:
Net interest income	$3,598	$3,166	$3	$—	$6,767
Provision (reduction in reserve) for loan losses	(400)	322	—	—	(78)
Total non-interest income	755	234	847	(840)	996
Total non-interest expense	4,443	2,430	360	(143)	7,090
Income before income taxes	310	648	490	(697)	751
Provision for income taxes	43	236	(72)	—	207
Net income	$267	$412	$562	$(697)	$544
Other significant items:
Total assets	$550,341	$85,066	$82,167	$(169,037)	$548,537
Total investment securities	238,929	—	80	—	239,009
Total loans, net	229,721	80,779	—	(72,785)	237,715
Investment in subsidiaries	5	—	76,883	(76,883)	5
Fixed asset additions	1,250	2	—	—	1,252
Depreciation and amortization expense	151	61	—	—	212
Total interest income from external customers	3,162	4,166	—	—	7,328
Total interest income from affiliates	1,000	—	3	(1,003)	—

For the nine months ended September 30, 2015:
Net interest income	$11,433	$9,203	$8	$—	$20,644
Provision (reduction in reserve) for loan losses	(1,370)	1,171	—	—	(199)
Total non-interest income	2,766	689	3,053	(3,153)	3,355
Total non-interest expense	13,110	7,400	1,103	(439)	21,174
Income before income taxes	2,459	1,321	1,958	(2,714)	3,024
Provision for income taxes	678	475	(283)	—	870
Net income	$1,781	$846	$2,241	$(2,714)	$2,154
Other significant items:
Fixed asset additions	$2,860	$251	$—	$—	$3,111
Depreciation and amortization expense	459	181	—	—	640
Total interest income from external customers	10,379	12,004	1	—	22,384
Total interest income from affiliates	2,801	—	7	(2,808)	—

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended September 30, 2014:
Net interest income	$3,968	$3,286	$3	$—	$7,257
Provision (reduction in reserve) for loan losses	(550)	495	—	—	(55)
Total non-interest income	871	297	1,107	(1,095)	1,180
Total non-interest expense	4,726	2,490	205	(179)	7,242
Income before income taxes	663	598	905	(916)	1,250
Provision for income taxes	183	229	1	—	413
Net income	$480	$369	$904	$(916)	$837
Other significant items:
Total assets	$563,918	$72,889	$79,847	$(153,913)	$562,741
Total investment securities	215,790	—	80	—	215,870
Total loans, net	255,240	70,025	—	(60,095)	265,170
Investment in subsidiaries	5	—	74,788	(74,788)	5
Fixed asset additions	73	54	—	—	127
Depreciation and amortization expense	148	55	—	—	203
Total interest income from external customers	3,794	4,105	—	—	7,899
Total interest income from affiliates	818	—	3	(821)	—

For the nine months ended September 30, 2014:
Net interest income	$12,156	$9,594	$8	$—	$21,758
Provision (reduction in reserve) for loan losses	(1,050)	1,145	—	—	95
Total non-interest income	3,088	870	3,574	(3,720)	3,812
Total non-interest expense	13,823	7,489	606	(569)	21,349
Income before income taxes	2,471	1,830	2,976	(3,151)	4,126
Provision for income taxes	589	706	2	—	1,297
Net income	$1,882	$1,124	$2,974	$(3,151)	$2,829
Other significant items:
Fixed asset additions	$940	$68	$—	$—	$1,008
Depreciation and amortization expense	438	160	—	—	598
Total interest income from external customers	11,699	11,976	—	—	23,675
Total interest income from affiliates	2,382	—	7	(2,389)	—

14.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments.  For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss.  The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures.  Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default.  All of the Bank’s financial instruments are held for risk management and not for trading purposes.  During the quarters ended September 30, 2015 and 2014, respectively, there were no credit losses associated with derivative contracts.

In the normal course of business, there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit and others, that are not included in the Company’s consolidated financial statements.  The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements.  A summary of these commitments and contingent liabilities is presented below:

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)
Standby letters of credit	$683	$833
Commitments to extend credit	$39,703	$31,644

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party.  The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit.  Revenues are recognized over the lives of the standby letters of credit.  As of September 30, 2015 and December 31, 2014, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represent the Bank’s total credit risk in this category, is included in the table above.

A commitment to extend credit is an agreement to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date.  Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date.  Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates.  As of September 30, 2015, the Bank had $3.5 million in outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery. As of December 31, 2014, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

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

Fair Value Hierarchy

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period.  There were no such transfers during the nine months ended September 30, 2015 or the year ended December 31, 2014.

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

Interest Rate Cap Derivative Agreements

Interest rate cap agreements were included in other assets at fair value on the Company’s balance sheet as of September 30, 2015.  The interest rate caps qualify as derivatives but are not designated as hedging instruments.  Accordingly, changes in fair value are included in results of operations.  The fair value of these agreements is based on information obtained from third-party financial institutions.  This information is periodically evaluated by the Company and, as necessary, corroborated against other third-party valuations.  The Company classifies these derivative assets within Level 2 of the valuation hierarchy.

The following table presents assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.  There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of September 30, 2015 Using
	Totals At September 30, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$138,504	$—	$138,504	$—
Commercial	45,993	—	45,993	—
Obligations of states and political subdivisions	15,358	—	15,358	—
Obligations of U.S. government-sponsored agencies	3,996	—	3,996	—
Corporate notes	788	—	788	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	4	—	4	—

	Fair Value Measurements as of December 31, 2014 Using
	Totals At December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$141,684	$—	$141,684	$—
Commercial	35,944	—	35,944	—
Obligations of states and political subdivisions	16,914	—	16,914	—
Obligations of U.S. government-sponsored agencies	6,364	—	6,364	—
U.S. Treasury securities	4,060	—	4,060	—
Other assets - derivatives	68	—	68	—

Fair Value Measurements on a Non-recurring Basis

Impaired Loans

Loans that are considered impaired are loans for which, based on current information and events, it is probable that the Company will be unable to collect all principal and interest payments due under the contractual terms of the loan agreement.  Impaired loans can be measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less estimated selling cost if the loan is collateral-dependent.  For the Company, the fair value of impaired loans is primarily measured based on the value of the collateral securing the loans (typically real estate).  The Company determines the fair value of the collateral based on independent appraisals performed by qualified licensed appraisers.  The appraisals may include a single valuation approach or a combination of approaches, including comparable sales and income approaches.  Appraised values are discounted for estimated costs to sell and may be discounted further based on management’s knowledge of the collateral, changes in market conditions since the most recent appraisal and/or management’s knowledge of the borrower and the borrower’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value.  Impaired loans are evaluated by management for additional impairment at least quarterly and are adjusted accordingly.

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

The following table presents the balances of impaired loans and OREO measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014.

	Fair Value Measurements as of September 30, 2015 Using
	Totals At September 30, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$4,243	$—	$—	$4,243
OREO	6,656	—	—	6,656

	Fair Value Measurements as of December 31, 2014 Using
	Totals At December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$1,456	$—	$—	$1,456
OREO	7,735	—	—	7,735

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2015. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of September 30, 2015 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value as of September 30, 2015	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$4,243	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

OREO	$6,656	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of September 30, 2015 and December 31, 2014.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$27,616	$27,616	$27,616	$—	$—
Investment securities available-for-sale	204,719	204,719	—	204,719	—
Investment securities held-to-maturity	34,290	34,222	—	34,222	—
Federal Home Loan Bank stock	515	515	—	—	515
Loans, net of allowance for loan losses	237,715	235,907	—	—	235,907
Other assets – derivatives	4	4	—	4	—
Liabilities:
Deposits	463,266	463,270	—	463,270	—
Short-term borrowings	1,175	1,175	—	1,175	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$34,166	$34,166	$34,166	$—	$—
Investment securities available-for-sale	204,966	204,966	—	204,966	—
Investment securities held-to-maturity	29,120	29,154	—	29,154	—
Federal Home Loan Bank stock	738	738	—	—	738
Loans, net of allowance for loan losses	259,516	259,337	—	—	259,337
Other assets – derivatives	68	68	—	68	—
Liabilities:
Deposits	483,659	484,108	—	484,108	—
Short-term borrowings	436	436	—	436	—
Long-term debt	5,000	5,007	—	5,007	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE COMPANY’S BUSINESS

United Security Bancshares, Inc., a Delaware corporation (“USBI”), is a bank holding company with its principal office in Thomasville, Alabama.  USBI operates one commercial banking subsidiary, First US Bank (the “Bank” or “FUSB”). As of September 30, 2015, the Bank operated and served its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama. Subsequent to September 30, 2015, the Bank opened one additional banking office in Tuscaloosa, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans.  ALC’s principal office is located in Mobile, Alabama. The Bank is the funding source for ALC. As of September 30, 2015, in addition to its principal office, ALC operated twenty-one finance company offices located in Alabama and southeast Mississippi.

The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals, while ALC’s business is focused on consumer lending.

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

Delivery of the best possible financial services to customers remains an overall operational focus of USBI and its subsidiaries (collectively, the “Company”). We recognize that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 277 full-time equivalent employees, to ensure customer satisfaction and convenience.

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates.  These estimates are necessary to comply with accounting principles generally accepted in the United States of America and general banking practices.  These estimates include accounting for the allowance for loan losses, other real estate owned, valuation of deferred tax assets and fair value measurements. A description of these estimates, which significantly affect the determination of consolidated financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in USBI’s Annual Report on Form 10-K as of and for the year ended December 31, 2014.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2015 to December 31, 2014, while comparing income and expense for the three- and nine-month periods ended September 30, 2015 and 2014.

All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited interim consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in USBI’s Annual Report on Form 10-K as of and for the year ended December 31, 2014.

EXECUTIVE OVERVIEW

The Company’s consolidated net income was $0.5 million, or $0.09 per diluted share, for the three months ended September 30, 2015, compared to $0.8 million, or $0.13 per diluted share, for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, consolidated net income was $2.2 million, or $0.34 per diluted share, compared to $2.8 million, or $0.46 per diluted share, for the nine months ended September 30, 2014.  The allowance for loan losses decreased to $4.3 million as of September 30, 2015, compared to $6.2 million as of December 31, 2014.

Improvement of asset quality has been the most significant strategic focus of management at both FUSB and ALC since 2012.  At the Bank, these efforts have included the strengthening of credit standards and the resolution of nonperforming assets.  At ALC, these efforts have included raising minimum credit score requirements on new loans, exiting from real estate lending and focusing on higher credit quality point-of-sale consumer lending through arrangements with prominent retailers.  As a result of these combined efforts, the Company has experienced an upward trend over the past several years in the credit quality of its assets.  This trend has continued in 2015.  The Company’s consolidated ratio of nonperforming assets to total assets was 1.98% as of September 30, 2015, compared to

2.50% as of December 31, 2014.  FUSB’s ratio improved to 1.56% as of September 30, 2015, compared to 2.06% as of December 31, 2014, while ALC’s ratio improved to 2.70% from 3.52%, comparing September 30, 2015 to December 31, 2014.

Management believes that these metrics are approaching more normalized levels given the Company’s mix of loans and the current economic environment.  The Company’s overall asset quality is influenced significantly by ALC’s consumer-oriented loan portfolio, which is expected to trend at higher loss levels than the Bank’s more commercially-oriented portfolio.  On a consolidated basis, the impact of ALC’s portfolio increases the Company’s nonperforming asset metrics; however, the Company’s interest margin is significantly enhanced by earnings from ALC’s loans, which are at higher rates than the Bank’s loans.

While the credit quality of assets at both FUSB and ALC has continued to improve in 2015, management does not expect the pace of nonperforming asset reductions to be maintained at the same level on an ongoing basis.  As the Company’s asset quality metrics improve, further incremental reductions become more difficult to obtain.  Although management remains vigilant in continuing to reduce nonperforming assets and improve credit quality, our strategic focus has necessarily begun to shift to growth in loan volume and other imperatives, including operational and technological improvements and efficiencies.

On a consolidated basis, loans, net of the allowance for loan losses, decreased $7.3 million during the third quarter of 2015 and $21.8 million for the nine months ended September 30, 2015.  While loan volume decreased on a consolidated basis, net loans at ALC increased during both the three and nine months ended September 30, 2015.  For both periods, the volume increase at ALC was driven primarily by point-of-sale consumer lending arrangements with prominent retailers.  These loans are generally of higher credit quality than ALC’s traditional consumer finance loans and have contributed to the reduction in ALC’s allowance for loan losses and nonperforming assets, with corresponding reductions in net interest margin given the lower interest rates earned on loans of higher credit quality.

At the Bank, loans, net of the allowance for loan losses, decreased during both the three and nine months ended September 30, 2015.  Bank management remains focused on generating high quality commercial loans within the Bank’s existing footprint, and on evaluating opportunities for expansion into contiguous metropolitan areas that have greater potential for commercial lending. Additionally, capital investment totaling approximately $2.9 million was incurred by the Bank during the first nine months of 2015 to enhance the Bank’s ability to compete and grow business in new and existing markets, and to increase operating efficiency.  These expenditures were primarily focused on renovation of the Bank’s Thomasville, Alabama main office, as well as renovation of an existing building in downtown Tuscaloosa, Alabama to house commercial lending staff of the Bank and a new retail branch of the Bank.  These two projects were nearing completion as of September 30, 2015.  Expenditures were also incurred during 2015 to further establish the Bank’s brand as “First US Bank,” which was announced in late 2014, and to deploy an enhanced commercial cash management system that is expected to improve the Bank’s ability to attract commercial customers.

Throughout 2015, management has continued efforts to contain operating expenses. Non-interest expense, which includes salaries and employee benefits expense, occupancy and equipment expense, real estate owned/foreclosure expense and other expense incurred in the daily operation of our business, was reduced by approximately $0.2 million in both the three- and nine-month periods ended September 30, 2015, compared to the same periods of 2014.

The Company maintains ample liquidity for ongoing operations and benefits from a strong deposit base, a liquid investment portfolio and access to funding from a variety of external sources, such as federal funds lines, Federal Home Loan Bank (“FHLB”) advances and brokered deposits.  As of September 30, 2015, the Bank maintained capital ratios that were substantially higher than the ratios required to be considered a “well-capitalized” institution under the applicable regulatory capital framework.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	(Dollars in Thousands)		(Dollars in Thousands)
Interest income	$7,328	$7,899	$22,384	$23,675
Interest expense	561	642	1,740	1,917
Net interest income	6,767	7,257	20,644	21,758
Provision (reduction in reserve) for loan losses	(78)	(55)	(199)	95
Net interest income after provision (reduction in reserve) for loan losses	6,845	7,312	20,843	21,663
Non-interest income	996	1,180	3,355	3,812
Non-interest expense	7,090	7,242	21,174	21,349
Income before income taxes	751	1,250	3,024	4,126
Provision for income taxes	207	413	870	1,297
Net income	$544	$837	$2,154	$2,829

Net Interest Income

Net interest income is calculated as the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets are comprised of loans at both the Bank and ALC, as well as taxable and nontaxable investments and federal funds sold held at the Bank.  Interest-bearing liabilities are comprised of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings and long-term debt.  Net interest income for the Company decreased $0.5 million, or 6.8%, for the third quarter of 2015, and $1.1 million, or 5.1%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The decline in both periods resulted primarily from decreases in loan volume at the Bank and, to a lesser extent, reduced yield on ALC’s loan portfolio.

The following tables show, for the three and nine months ended September 30, 2015 and September 30, 2014, the average balances of each principal category of assets, liabilities and shareholders’ equity.  Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage.  Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans – FUSB (Note A)	$159,110	$1,994	5.01%	$205,112	$2,682	5.23%
Loans – ALC (Note A)	83,072	4,166	20.06%	72,007	4,104	22.80%
Taxable Investments	250,857	1,022	1.63%	223,365	961	1.72%
Non-Taxable Investments	16,845	146	3.47%	16,912	152	3.60%
Total Interest-Earning Assets	509,884	7,328	5.75%	517,396	7,899	6.11%
Non-Interest-Earning Assets:
Other Assets	47,463			47,979
Total	$557,347			$565,375
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$143,190	$150	0.42%	$141,575	$168	0.47%
Savings Deposits	74,064	34	0.18%	72,510	34	0.19%
Time Deposits	183,263	372	0.81%	198,762	432	0.87%
Borrowings	3,547	5	0.56%	5,562	8	0.58%
Total Interest-Bearing Liabilities	404,064	561	0.56%	418,409	642	0.61%
Non-Interest-Bearing Liabilities:
Demand Deposits	69,083			65,265
Other Liabilities	8,192			8,277
Shareholders’ Equity	76,008			73,424
Total	$557,347			$565,375
Net Interest Income (Note B)		$6,767			$7,257
Net Yield on Interest-Earning Assets			5.31%			5.13%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At FUSB, these loans averaged $2.2 million and $4.5 million for the three months ended September 30, 2015 and 2014, respectively.  At ALC, these loans averaged $1.6 million and $1.7 million for the respective periods presented.

Note B	—	Loan fees are included in the interest amounts presented. At FUSB, loan fees totaled $0.1 million for both periods presented. At ALC, loan fees totaled $0.8 million for both periods presented.

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands, Except Percentages)
ASSETS
Interest-Earning Assets:
Loans – FUSB (Note A)	$170,268	$6,811	5.33%	$215,236	$8,452	5.24%
Loans – ALC (Note A)	77,300	12,004	20.71%	70,196	11,976	22.75%
Taxable Investments	252,613	3,126	1.65%	219,567	2,791	1.69%
Non-Taxable Investments	16,495	443	3.58%	16,372	456	3.71%
Total Interest-Earning Assets	516,676	22,384	5.78%	521,371	23,675	6.05%
Non-Interest-Earning Assets:
Other Assets	47,485			46,832
Total	$564,161			$568,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$147,681	$438	0.40%	$142,560	$475	0.44%
Savings Deposits	73,300	101	0.18%	71,493	104	0.19%
Time Deposits	185,363	1,182	0.85%	203,790	1,315	0.86%
Borrowings	4,918	19	0.52%	5,749	23	0.53%
Total Interest-Bearing Liabilities	411,262	1,740	0.56%	423,592	1,917	0.60%
Non-Interest-Bearing Liabilities:
Demand Deposits	69,064			65,480
Other Liabilities	7,837			7,095
Shareholders’ Equity	75,998			72,036
Total	$564,161			$568,203
Net Interest Income (Note B)		$20,644			$21,758
Net Yield on Interest-Earning Assets			5.33%			5.56%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At FUSB, these loans averaged $2.5 million and $6.4 million for the nine months ended September 30, 2015 and 2014, respectively.  At ALC, these loans averaged $1.7 million and $1.8 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented.  At FUSB, loan fees totaled $0.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.  At ALC, loan fees totaled $2.5 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Interest income at FUSB decreased during both periods of 2015 compared to the corresponding periods of 2014, as the Bank experienced reductions in loan volume at a faster pace than new loan generation. Loans, net of the allowance for loan losses, declined to $156.9 million as of September 30, 2015, compared with $187.5 million as of December 31, 2014 and $195.1 million as of September 30, 2014. A portion of the decline in loan volume resulted from problem asset resolution and the overall improvement of the Bank’s credit standards, which has been a strategic focus of management over the past several years. Over the twelve-month period ended September 30, 2015, the net amount of loans that migrated off of the Bank’s balance sheet that were categorized as special mention or substandard, did not meet the Bank’s current credit standards, were transferred to OREO, or were charged off totaled approximately $20.4 million. As a result of declining loan balances, management has continued to invest available funds in the investment securities portfolio, which generally provides lower yields than the loan portfolio. As the loan portfolio approaches more normalized levels of credit quality, management’s strategic focus has begun to shift to growth of the loan portfolio in a manner that is consistent with the Bank’s established credit standards. It is expected that growth of the loan portfolio would enable management to shift some assets away from the lower-yielding investment portfolio; however, in the current interest rate environment, it is expected that the average yield on new loans will generally be lower than the yield on loans in the existing loan portfolio.

At ALC, yield on loans declined during both periods of 2015 compared to the corresponding periods in 2014, while interest income earned at ALC increased as a result of overall growth in ALC’s loan portfolio.  Declines in yield resulted from management’s ongoing strategic efforts to refine origination criteria with a focus on improved credit quality.  This strategy has included efforts to grow point-of-sale consumer lending through arrangements with prominent retailers, while at the same time reducing exposure to loans collateralized by residential real estate.  These efforts have contributed to an improvement in the credit quality of ALC’s loan portfolio, with a corresponding offset in lower average rates charged.  Loans, net of the allowance for loan losses, increased to $80.8 million as of September 30, 2015, compared with $72.0 million as of December 31, 2014, and $70.0 million as of September 30, 2014.  It is expected that management’s strategy to focus on loan growth through avenues that generate higher credit quality will continue to reduce ALC’s yield in the near term.  However, management believes that this approach will also result in reduced loan losses over time.

Interest expense decreased in both periods of 2015 compared to the corresponding periods in 2014. The decrease in both periods resulted primarily from a mix-shift away from higher-cost time deposits to demand deposits, combined to a lesser extent with modest reductions in rates paid on deposits.  Interest expense can fluctuate significantly based on the interest rate environment, behaviors of the Bank’s deposit customers and changes in the Company’s funding needs.  Accordingly, there is no expectation that the decreases in interest expense experienced by the Company in both the three- and nine-month periods ended September 30, 2015 will continue in future periods.

Provision (Reduction in Reserve) for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded in each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date.

The following table presents the provision (reduction in reserve) for loan losses for the Bank and ALC for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
FUSB	$(400)	$(550)	$(1,370)	$(1,050)
ALC	322	495	1,171	1,145
Total	$(78)	$(55)	$(199)	$95

At FUSB, a reduction in the reserve for loan losses was recorded during all periods presented.  These reductions were due primarily to improvement in the overall credit quality of the Bank’s loan portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses, as well as reduced volume of the loan portfolio. Improvement in the Bank’s credit standards has been a strategic focus of management over the past several years.  As of September 30, 2015, the Bank’s allowance as a percentage of loan losses was 1.22%, compared to 1.83% as of December 31, 2014 and 2.40% as of September 30, 2014. During the third quarter of 2015, net charge-offs at the Bank were $0.1 million, compared to net recoveries of $0.3 million during the third quarter of 2014.  For the nine months ended September 30, 2015, the Bank’s net charge-offs totaled $0.2 million, compared to $0.4 million for the nine months ended September 30, 2014.

At ALC, the provision for loan losses decreased during the third quarter of 2015, but increased marginally during the nine months ended September 30, 2015, as compared to the corresponding periods in 2014.  In both periods presented, ALC’s provision for loan losses was impacted by improvement in the overall credit quality of the portfolio, which has resulted from management’s ongoing strategic efforts to grow point-of-sale consumer lending through arrangements with prominent retailers.  These efforts, coupled with increases in ALC’s minimum credit score requirements implemented by management in recent years, have resulted in continued reductions in loan losses.  The allowance for loan losses as a percentage of total loans was 2.89% as of September 30, 2015, compared with 3.59% as of December 31, 2014 and 3.62% as of September 30, 2014.  Since ALC’s loan portfolio is focused entirely on consumer lending, management generally expects that the allowance for loan losses at ALC will be maintained at higher levels as a percentage of loans than at the Bank; however, we also anticipate continued improvement in the credit quality of ALC’s portfolio in the near term as the loan mix continues to shift to higher credit quality.  ALC’s net charge-offs totaled $0.5 million for both the third quarter of 2015 and the third quarter of 2014.  For the nine months ended September 30, 2015, net charge-offs were $1.4 million, compared with $1.6 million for the nine months ended September 30, 2014.

Management believes that the allowance for loan losses for the Company is adequate to absorb losses inherent in the loan portfolio as of September 30, 2015.  While we believe that the methodologies and calculations that we use for estimating the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise.  Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which we operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses.  Furthermore, the reductions in the reserve for loan losses recorded by the Bank in 2015 and 2014 are not expected to continue at any significant level on an ongoing basis.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets.  The following table presents the major components of non-interest income for the periods indicated.  Expanded discussion of certain significant non-interest income items and fluctuations is provided below the table.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$465	$581	$(116)	(20.0)%	$1,391	$1,572	$(181)	(11.5)%
Credit insurance commissions and fees	149	190	(41)	(21.6)%	338	423	(85)	(20.1)%
Bank-owned life insurance	106	106	—	—%	315	315	—	—%
Other income	276	303	(27)	(8.9)%	1,311	1,502	(191)	(12.7)%
Total non-interest income	$996	$1,180	$(184)	(15.6)%	$3,355	$3,812	$(457)	(12.0)%

Service Charges and Other Fees on Deposit Accounts

Service charges and other fees are generated on deposit accounts held at FUSB. The decrease in this category of non-interest income in both the third quarter of 2015 and the nine months ended September 30, 2015, compared with the corresponding periods in 2014, resulted primarily from decreased fees generated from customer overdrafts and non-sufficient funds charges.  Revenues from these sources have generally declined in recent years.  Management continues to search for new sources of fee income from new financial services and products; however, income from non-sufficient funds and overdraft charges are not expected to increase at a significant rate in the near future.

Credit Insurance Commissions and Fees

Credit insurance commissions and fees are generated from credit life and credit accident and health insurance policies offered at both the Bank and ALC to consumer loan customers through FUSB Reinsurance.  The majority of these sales have historically been generated at ALC. In general, revenues from this category of non-interest income have declined in recent years as ALC management has shifted the loan portfolio mix to loans of higher credit quality.  This mix-shift has resulted in increased levels of borrowers that generally do not have a significant need for credit insurance products.  The overall reduction of credit insurance revenues during the nine months ended September 30, 2015, compared with the same period in 2014, is consistent with this general trend. ALC management continues to search for new sources of non-interest income; however, income from credit insurance commissions and fees is not expected to increase at a significant rate for the foreseeable future.

Bank-Owned Life Insurance

The Bank utilizes bank-owned life insurance as a tool to offset the cost of certain retirement benefit programs.  The income derived from bank-owned life insurance represents the increase in the cash surrender value of the policies (which is generally non-taxable) over the periods presented.  The cash surrender value of the policies totaled $14.2 million and $14.0 million as of September 30, 2015 and December 31, 2014, respectively.  The insurance policies are adjustable rate assets with minimum guaranteed rates of interest between 2% and 4%.  Accordingly, management does not expect significant fluctuation in the income derived from these assets.

Other Income

Other non-interest income primarily consists of fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards, wire transfers, real estate rental and realized gains on the sale of investment securities. In addition, other non-interest income is generated at ALC for services including ALC’s auto club membership program, which provides services to members such as emergency roadside assistance, lock and key services and emergency travel expenses. Comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014, the decrease in other non-interest income resulted primarily from two transactions that took place during the second quarter of 2014 that were not repeated during 2015.  These transactions, which resulted in non-recurring gains of approximately $0.5 million in 2014, included the dissolution of one of the Bank’s limited partnership investments and a reimbursement from a vendor related to a discontinued product. Given the nature of the types of revenues categorized as other income, there is uncertainty as to the level of revenue that will be derived from these sources in the future.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities.  The following table presents the major components of non-interest expense for the periods indicated.  Expanded discussion of certain significant non-interest expense items and fluctuations is provided below the tables.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$4,106	$4,359	$(253)	(5.8)%	$12,513	$12,582	$(69)	(0.5)%
Net occupancy and equipment expense	744	826	(82)	(9.9)%	2,347	2,416	(69)	(2.9)%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	102	37	65	175.7%	413	186	227	122.0%
Carrying costs	145	187	(42)	(22.5)%	401	463	(62)	(13.4)%
Total other real estate/foreclosure expense	247	224	23	10.3%	814	649	165	25.4%
FDIC insurance assessments	105	115	(10)	(8.7)%	330	482	(152)	(31.5)%
Other	1,888	1,718	170	9.9%	5,170	5,220	(50)	(1.0)%
Total non-interest expense	$7,090	$7,242	$(152)	(2.1)%	$21,174	$21,349	$(175)	(0.8)%

Salaries and Employee Benefits

Salaries and employee benefits expense, the largest category of non-interest expense, totaled $2.7 million at the Bank and $1.4 million at ALC for the third quarter of 2015, compared with $2.8 million at the Bank and $1.5 million at ALC during the third quarter of 2014. For the nine-month period ended September 30, 2015, salaries and employee benefits expense totaled $8.1 million at the Bank and $4.4 million at ALC, compared with $8.0 million at the Bank and $4.5 million at ALC for the nine months ended September 30, 2014.  The expense amounts for the Bank are inclusive of salaries and benefits paid to certain members of management and employees for work performed on behalf of USBI, as well as current and deferred fees paid to members of the Bank’s and USBI’s Boards of Directors.  Management remains committed to providing salaries and benefits packages to employees at competitive levels in order to ensure that we continue to provide quality service to our customers.  Accordingly, we expect salaries and employee benefits expense to generally increase commensurate with market-based increases over time.

Net Occupancy and Equipment Expense

This category of non-interest expense includes expenses associated with depreciation of buildings, equipment and furniture and fixtures, rent of office space, utilities expense and maintenance and repair costs.  The majority of the Bank’s office space is owned, while the majority of ALC’s office space is leased.  The decrease in this category, comparing both the three- and nine-month periods ended September 30, 2015 with the corresponding periods of 2014, resulted from reduced costs at the Bank associated with rent, repairs and maintenance and automobiles. The decreases in occupancy and equipment expenses at the Bank were partially offset by increased rents at ALC.  Occupancy and equipment expense is expected to increase over time as the Company depreciates expenditures associated with capital and technological improvements.  During the nine months ended September 30, 2015, the Company recorded $3.1 million in additions to premises and equipment.  These additions were primarily related to technological and capital improvements incurred at the Bank’s principal office in Thomasville, Alabama and a new branch location in Tuscaloosa, Alabama, as well as leasehold improvements at ALC’s new headquarters in Mobile, Alabama.  Additions to premises and equipment are expected to increase net occupancy and equipment expense in the future as such additions are depreciated.

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

Write-downs, net of gain or loss on sale, increased in both the third quarter of 2015 and the nine months ended September 30, 2015, primarily due to gains on the sale of foreclosed property at the Bank in 2014 that were not repeated in 2015. At ALC, write-downs, net of gains and losses on sale of foreclosed property, were relatively consistent comparing the two periods.

Carrying costs associated with OREO decreased during both the three and nine months ended September 30, 2015 compared to the corresponding periods of 2014, primarily as a result of continued reduction in the levels of OREO at both the Bank and ALC. OREO totaled $6.0 million and $0.7 million at FUSB and ALC, respectively, as of September 30, 2015, compared with $9.5 million and $0.9 million, respectively, as of September 30, 2014, a decrease of $3.7 million for the Company on a consolidated basis.

Although management has been able to reduce OREO levels in 2015, there continues to be uncertainty with respect to economic conditions and real estate values in certain of the service areas in which both the Bank and ALC operate. In addition, as the level of OREO is reduced, it becomes more difficult to work out remaining OREO at the same pace as previously experienced. Accordingly, continued reduction of carrying costs cannot be expected with any level of certainty. Furthermore, if the national or local economy weakens, or if real estate values decline further in our primary service areas, additional write-downs of existing OREO could be required. Additionally, the pace of migration of properties into OREO could increase, resulting in the potential for increased levels of both write-downs and carrying cost.

Provision for Income Taxes

The provision for income taxes was $0.2 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate was 27.6% for the third quarter of 2015, compared to 33.0% for the third quarter of 2014.  For the nine months ended September 30, 2015, the effective tax rate was 28.8%, compared to 31.4% for the nine months ended September 30, 2014.  The decrease in the effective tax rate during both the three and nine months ended September 30, 2015 compared to the corresponding periods of 2014 was primarily due to changes in tax-exempt interest income. The Company’s effective tax rate is expected to fluctuate based on recurring items, such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance.  Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis after considering a number of factors, including investment return, credit quality and the consistency of such investments with the Company’s overall strategy.  The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared with total pre-tax income.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio.  The expected average life of securities in the investment portfolio was 3.0 years and 3.1 years as of September 30, 2015 and December 31, 2014, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity.  As of September 30, 2015, available-for-sale securities totaled $204.7 million, or 85.7% of the total investment portfolio, compared to $205.0 million, or 87.6% of the total investment portfolio, as of December 31, 2014.  As of September 30, 2015, available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government-sponsored agencies, obligations of state and political subdivisions and corporate notes.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity.  As of September 30, 2015, held-to-maturity securities totaled $34.3 million, or 14.3% of the total investment portfolio, compared to $29.1 million, or 12.4% of the total investment portfolio, as of December 31, 2014.  As of September 30, 2015, held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of state and political subdivisions.

Gains on the Sale of Securities

Sales transactions affecting the Bank’s investment portfolio are directed by asset and liability management activities and strategies.  There were no sales of securities during the third quarter of 2015 or 2014. During the nine months ended September 30, 2015, net gains on the sale of available-for-sale securities of $0.4 million were recognized, compared with $0.1 million for the nine months ended September 30, 2014.  There were no losses on sales of securities during the three or nine months ended September 30, 2015 or 2014.

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio segment for both FUSB and ALC at the end of each of the past five quarters as of September 30, 2015.

	FUSB
	2015			2014
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$11,900	$12,363	$10,137	$10,431	$9,813
Secured by 1-4 family residential properties	32,049	30,564	29,545	30,795	30,867
Secured by multi-family residential properties	13,005	17,163	18,837	20,403	20,459
Secured by non-farm, non-residential properties	75,840	81,621	86,982	104,883	112,512
Other	116	57	58	58	61
Commercial and industrial loans	18,796	18,198	17,897	16,838	18,216
Consumer loans	6,848	6,910	7,254	7,188	7,719
Other loans	486	786	775	579	403
Total loans	$159,040	$167,662	$171,485	$191,175	$200,050
Less unearned interest, fees and deferred cost	164	191	174	189	116
Allowance for loan losses	1,941	2,449	2,880	3,486	4,789
Net loans	$156,935	$165,022	$168,431	$187,500	$195,145

	ALC
	2015			2014
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	17,993	19,129	20,209	21,309	22,668
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans	74,767	73,342	61,321	61,833	57,508
Other loans	—	—	—	—	—
Total loans	$92,760	$92,471	$81,530	$83,142	$80,176
Less unearned interest, fees and deferred cost	9,576	9,941	8,222	8,444	7,524
Allowance for loan losses	2,404	2,559	2,521	2,682	2,627
Net loans	$80,780	$79,971	$70,787	$72,016	$70,025

The tables below summarize changes in the allowance for loan losses and certain asset quality ratios at the end of each of the most recent five quarters as of September 30, 2015 at both FUSB and ALC.

	FUSB
	2015			2014
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,449	$2,880	$3,486	$4,789	$5,036
Charge-offs:
Commercial and industrial	—	—	—	(8)	(13)
Commercial real estate	(173)	(28)	(77)	(430)	(23)
Residential real estate	(27)	—	(40)	(76)	(21)
Consumer installment	(2)	(3)	(11)	(51)	(80)
Total charge-offs	(202)	(31)	(128)	(565)	(137)
Recoveries	94	45	47	132	439
Net recoveries (charge-offs)	(108)	14	(81)	(433)	302
Provision (reduction in reserve) for loan losses	(400)	(445)	(525)	(870)	(549)
Ending balance	$1,941	$2,449	$2,880	$3,486	$4,789
as a % of loans	1.22%	1.46%	1.68%	1.83%	2.40%

	ALC
	2015			2014
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,559	$2,521	$2,682	$2,627	$2,636
Charge-offs:
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	(30)	(63)	(80)	(139)	(76)
Consumer installment	(618)	(573)	(655)	(673)	(613)
Total charge-offs	(648)	(636)	(735)	(812)	(689)
Recoveries	170	184	216	166	186
Net recoveries (charge-offs)	(478)	(452)	(519)	(646)	(503)
Provision (reduction in reserve) for loan losses	323	490	358	701	494
Ending balance	$2,404	$2,559	$2,521	$2,682	$2,627
as a % of loans	2.89%	3.10%	3.44%	3.59%	3.62%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of September 30, 2015 were as follows:

	Consolidated
	2015			2014
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$4,222	$3,819	$4,215	$6,573	$6,371
Other real estate owned	6,656	7,168	8,608	7,735	10,310
Total	$10,878	$10,987	$12,823	$14,308	$16,681
Nonperforming assets as a percentage of loans and other real estate	4.37%	4.27%	5.06%	5.23%	5.90%
Nonperforming assets as a percentage of total assets	1.98%	1.96%	2.27%	2.50%	2.96%

	FUSB
	2015			2014
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$2,624	$2,028	$2,397	$4,668	$4,694
Other real estate owned	5,961	6,509	7,950	6,997	9,458
Total	$8,585	$8,537	$10,347	$11,665	$14,152
Nonperforming assets as a percentage of loans and other real estate	5.21%	4.91%	5.78%	5.89%	6.76%
Nonperforming assets as a percentage of total assets	1.56%	1.52%	1.80%	2.06%	2.51%

	ALC
	2015			2014
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$1,598	$1,791	$1,818	$1,905	$1,677
Other real estate owned	695	659	658	738	852
Total	$2,293	$2,450	$2,476	$2,643	$2,529
Nonperforming assets as a percentage of loans and other real estate	2.73%	2.95%	3.35%	3.50%	3.44%
Nonperforming assets as a percentage of total assets	2.70%	2.91%	3.30%	3.52%	3.47%

Deposits

Total deposits decreased 4.22%, from $483.7 million as of December 31, 2014 to $463.3 million as of September 30, 2015. The decline in deposits as of September 30, 2015 compared to December 31, 2014 was partially due to seasonal trends.  In addition, given the level of funding needs for current loan growth, management has not been aggressive in deposit gathering during 2015, and has primarily focused on reducing interest expense.  Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets.  Core deposits totaled $386.9 million, or 83.5% of total deposits, as of September 30, 2015, compared with $403.0 million, or 83.3% of total deposits, as of December 31, 2014.

Deposits, in particular core deposits, have historically been one of the Company’s primary sources of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs.  Management anticipates that such deposits will continue to be one of the Company’s primary sources of funding in the future, and we will continue to monitor deposit levels closely to help ensure an adequate level of funding for the Company’s activities.  However, various economic and competitive factors could affect this funding source in the future.

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances.  This category continues to be utilized as an alternative source of funds.  During the third quarter of 2015, these borrowings represented 0.24% of average interest-bearing liabilities, compared with 1.3% during the third quarter of 2014.

Shareholders’ Equity

As of September 30, 2015, shareholders’ equity totaled $76.3 million, or 13.9% of total assets, compared with $75.2 million, or 13.1% of total assets, as of December 31, 2014.  The increase in shareholders’ equity during the nine months ended September 30, 2015 resulted primarily from net income of $2.2 million, less dividends declared of $0.4 million, combined with the decrease of $0.9 million (net of tax) in accumulated other comprehensive income due to decreases in unrealized holding gains on available-for-sale investment securities, which are recorded at estimated fair value. The fair value of the available-for-sale portfolio fluctuates significantly based on changes in interest rates.  Accordingly, the changes in unrealized gains during the first nine months of 2015 are not necessarily indicative of future performance of the portfolio.

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

As of September 30, 2015, the Bank had up to $164.5 million in total borrowing capacity (subject to available collateral) from the FHLB and $18.8 million in established federal funds lines. As of December 31, 2014, the Bank had a total of $171.8 million in borrowing capacity (subject to available collateral) from the FHLB and $18.8 million in established federal funds lines. The Bank had no outstanding borrowings as of September 30, 2015. As of December 31, 2014, the Bank had $5.0 million in outstanding borrowings.

The Bank is subject to regulatory capital standards promulgated by federal banking regulatory agencies.  As of September 30, 2015, both the Bank’s common equity Tier 1 capital and the Tier 1 risk-based capital ratios were 23.76%.  The Bank’s total capital ratio was 25.02%, and its Tier 1 leverage ratio was 13.02%.  Each of these ratios is substantially higher than the ratios required to be considered a “well-capitalized” institution under the applicable regulatory capital framework.

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

The primary functions of asset and liability management are to (1) assure adequate liquidity, (2) maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities, (3) maximize the profit of the Company and (4) reduce risks to capital.  Liquidity management involves the ability to meet day-to-day cash flow requirements of customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Bank would not be able to perform a primary function associated with its role as a financial intermediary and would not be able to meet the needs of the communities that it serves.  Interest rate risk management focuses on the maturity structure and repricing characteristics of its assets and liabilities when changes occur in market interest rates.  Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on short- and long-term net interest margin and net interest income.

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio.  Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity.  Loans maturing or repricing in one year or less amounted to $75.9 million as of September 30, 2015 and $92.9 million as of December 31, 2014.

Investment securities forecasted to mature or reprice over the twelve months ending September 30, 2016 are estimated to be $15.1 million, or approximately 6.34% of the investment portfolio, as of September 30, 2015.

Although the majority of the securities portfolio has legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice.  As of September 30, 2015, the investment securities portfolio had an estimated average maturity of 2.98 years, and approximately 81.59% of the portfolio (including both available-for-sale and held-to-maturity designations) was expected to be repaid within five years.  However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of September 30, 2015, the Company had up to $164.5 million in remaining unused credit from the FHLB (subject to available collateral).  Additionally, the Company had $18.8 million of unused capacity in established federal funds lines as of both September 30, 2015 and December 31, 2014.

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

USBI’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the USBI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2015, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, USBI’s management concluded, as of September 30, 2015, that USBI’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in USBI’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

There were no changes in USBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth purchases made by or on behalf of USBI or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of USBI’s common stock during the third quarter of 2015.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
July 1 – July 31	1,315	(2)	$7.02	—	242,303
August 1 – August 31	1,047	(2)	$7.13	—	242,303
September 1 – September 30	895	(2)	$6.92	—	242,303
Total	3,257		$7.02	—	242,303
(1)

On December 19, 2014, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006.  Under the repurchase program, USBI is authorized to repurchase up to 642,785 shares of common stock.  The expiration date of the extended repurchase program is December 31, 2015.  As of September 30, 2015, there were 242,303 shares that may still be purchased under the program.

(2)	3,257 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. 401(k) Plan.
ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE:  November 13, 2015

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting
Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

3.2A	First Amendment to the Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed February 24, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015.