Form 10-K
period 2015-12-31
UNITED SECURITY BANCSHARES INC
filed 2016-03-11
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-14549

UNITED SECURITY BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0843362
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 West Front Street, Post Office Box 249 Thomasville, Alabama	36784
(Address of Principal Executive Offices)	(Zip Code)

334-636-5424

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2015, was $44,727,233.

As of March 9, 2016, the registrant had outstanding 6,043,292 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders to be held on April 27, 2016, are incorporated by reference into Part III of this Form 10-K.

United Security Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2015

*

Portions of the definitive proxy statement for the registrant’s 2016 Annual Meeting of Shareholders to be held on April 27, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, we, through our senior management, from time to time make forward-looking statements concerning our expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting management’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause actual results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in our Securities and Exchange Commission filings and other public announcements, including the factors described in this Annual Report on Form 10-K for the year ended December 31, 2015. Specifically, with respect to statements relating to loan demand, growth and earnings potential, geographic expansion and the adequacy of our allowance for loan losses, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in our service areas, the availability of quality loans in our service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, and collateral values. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

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

The Bank conducts a general commercial banking business and offers banking services such as demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through twenty banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama. Most recently, the Bank opened a second full-service branch office in Tuscaloosa, Alabama in October 2015. The Bank has two wholly owned subsidiaries: Acceptance Loan Company, Inc. (“ALC”) and FUSB Reinsurance, Inc. (“FUSB Reinsurance”). As used herein, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to USBI, as well as the Bank, ALC, and FUSB Reinsurance, collectively.

ALC is an Alabama corporation with approximately 22,200 consumer and real estate loans outstanding. ALC operates and serves its customers through twenty-two offices in Alabama and southeast Mississippi, including the ALC headquarters located in Mobile, Alabama. ALC’s business is generated through referrals from retail businesses, banks and customer mailings. ALC serves customers with a broad range of consumer loan needs. ALC’s lending guidelines are based on an established company policy that is reviewed regularly by its Loan Committee. The lending guidelines include a consideration of collateral (age, type and loan-to-value) and loan term, as well as the borrower’s budget (debt-to-income ratio), employment and residence history, credit score, credit history and prior experience with ALC. ALC’s average loan size is approximately $3,700, with an average term of 24 to 36 months. ALC currently has loans of approximately $81.7 million, which carry an average yield of 20.7%. Interest rates charged vary depending on a consideration of certain factors, such as credit score and collateral. Approximately 20.0% of ALC’s current loan portfolio is secured by real estate and single family residence loans, with the remaining portion of the portfolio secured by various other types of collateral, depending on the type of loan being secured. As a result of weakness in the real estate market, ALC suspended making new real estate loans in May 2012.

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

Employees

USBI has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2015, the Bank had 173 full-time equivalent employees, and ALC had 105 full-time equivalent employees. FUSB Reinsurance has no employees.

Competition

We face strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. We compete with numerous other financial services providers (in excess of thirty in our service area), including commercial banks, online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits than we do. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries.

Supervision and Regulation

General

We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and condition USBI’s ability to repurchase stock or to receive dividends from the Bank. USBI is subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Bank and its subsidiaries are subject to comprehensive examination and supervision by the Alabama State Banking Department (the “ASBD”) and the Federal Deposit Insurance Corporation (the “FDIC”). These regulatory agencies generally have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of such provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal level. The likelihood and timing of any changes in these laws and regulations, as well as the impact that such changes may have on us, are difficult to ascertain. A change in applicable laws and regulations, or in the manner in which such laws or regulations are interpreted by regulatory agencies or courts, may have a material effect on our business, operations and earnings.

Regulation of USBI

USBI is registered as a bank holding company and is subject to regulation and supervision by the Federal Reserve. The BHCA requires a bank holding company to secure the approval of the Federal Reserve before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank or thrift, or merges or consolidates with another bank or thrift holding company. Further, under the BHCA, the activities of a bank holding company and any nonbank subsidiary are limited to: (i) those activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto, and (ii) investments in companies not engaged in activities closely related to banking, subject to quantitative limitations on the value of such investments. Prior approval of the Federal Reserve may be required before engaging in certain activities. In making such determinations, the Federal Reserve is required to weigh the expected benefits to the public, such as greater convenience, increased competition and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.

The BHCA was substantially amended by the Financial Services Modernization Act of 1999 (also known as the “Gramm-Leach-Bliley Act” or the “GLBA”), which, among other things, permits a “financial holding company” to engage in a broader range of non-banking activities, and to engage on less restrictive terms in certain activities, than were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. To become a financial holding company, USBI must certify that the Bank is both “well-capitalized” and “well managed” (as defined by federal law), and has at least a “satisfactory” Community Reinvestment Act (“CRA”) rating. At this time, USBI has not elected to become a financial holding company.

There are a number of restrictions imposed on us by law and regulatory policy that are designed to minimize potential losses to the depositors of the Bank and the Deposit Insurance Fund maintained by the FDIC (as discussed in more detail below) if the Bank should become insolvent. For example, the Federal Reserve requires bank holding companies to serve as a source of financial strength to their subsidiary depository institutions and to commit resources to support such institutions in circumstances in which they might not do so absent such a requirement. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Any capital loan by USBI to the Bank is subordinate in right of payment to deposits and certain other indebtedness of the Bank. In addition, in the event of USBI’s bankruptcy, any commitment by USBI to a federal banking regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as a subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, then insured and uninsured depositors, along with the FDIC, will have priority of payment over unsecured, non-deposit creditors, including the institution’s holding company, with respect to any extensions of credit that they have made to such insured depository institution.

Regulation of the Bank

The operations and investments of the Bank are limited by federal and state statutes and regulations. The Bank is subject to supervision and regulation by the ASBD and the FDIC and to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that it may originate, and limits on the types of other activities in which the Bank may engage and the investments it may make.

The Bank is subject to federal laws that limit the amount of transactions between the Bank and its nonbank affiliates, including USBI. Under these provisions, transactions by the Bank with nonbank affiliates (such as loans or investments) are generally limited to 10% of the Bank’s capital and surplus for all covered transactions with any one affiliate and 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit to affiliates, with limited exceptions, must be secured by eligible collateral in specified amounts. The Bank is also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposed additional requirements on transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the length of time for which collateral requirements regarding covered transactions must be maintained.

Securities and Exchange Commission

USBI is under the jurisdiction of the Securities and Exchange Commission (“SEC”) for matters relating to the offer and sale of its securities and is subject to the SEC’s rules and regulations related to periodic reporting, reporting to shareholders, proxy solicitations and insider trading regulations.

Monetary Policy

Our earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve have a substantial effect on the operating results of commercial banks, including the Bank. The Federal Reserve has a significant impact on the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member banks’ deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund maintained by the FDIC. Under the FDIC’s current risk-based assessment system, as amended by the Dodd-Frank Act and the FDIC’s final rule on assessments, dividend assessment base and large bank pricing (the “Assessment Rule”), insured institutions are assigned to one of four categories based on supervisory evaluations, regulatory capital levels, and certain other factors. An institution’s assessment rate depends on the category to which it is assigned and the applicability of certain potential adjustments established by FDIC regulations, with lower-risk institutions paying lower assessment rates.

The assessment base against which the assessment rate is applied to determine the total assessment due for a given period is the depository institution’s average total consolidated assets during the assessment period, less average tangible equity during that assessment period. Tangible equity is defined in the Assessment Rule as Tier 1 Capital (described below) and is calculated monthly, unless the institution has less than $1 billion in assets, in which case the institution calculates Tier 1 Capital on an end-of-quarter basis. Parents or holding companies of other insured depository institutions are required to report separately from their subsidiary depository institutions.

The FDIC issued a notice of proposed rulemaking in June 2015 that it revised in January 2016 to set forth several significant proposed changes to the methodology for calculating deposit insurance assessments for banks with less than $10 billion in assets. Under the proposed rule, the current system would be eliminated, and the rate would instead be determined based on a number of factors, including the bank’s CAMELS ratings, leverage ratio, net income, non-performing loan ratios, OREO ratios, core deposit ratios, one-year organic asset growth and a loan mix index. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. The loan mix index component of the assessment model requires banks to calculate each of their loan categories as a percentage of assets and then multiply each category by a standardized historical charge-off rate percentage provided by the FDIC, with a higher index leading to a higher assessment rate. The proposal would implement maximum assessment rates for institutions with a composite CAMELS rating of 1 or 2 and minimum rates for institutions with a rating of 3, 4 or 5. As revised, the rules would go into effect the quarter after the reserve ratio of the Deposit Insurance Fund reaches 1.15 percent (or the first quarter after a final rule is adopted that the rule can take effect, whichever is later).

The Dodd-Frank Act also eliminated the ceiling and increased the floor on the size of the Deposit Insurance Fund. It established a minimum designated reserve ratio of 1.35% of the estimated insured deposits and required the FDIC to adopt a restoration plan should the reserve ratio fall below 1.35%. However, under the current framework, the assessment rate schedules used to determine assessments due from insured depository institutions become progressively lower when the reserve ratio in the Deposit Insurance Fund exceeds 1.15%, 2%, and 2.5%.

In addition to the assessment for deposit insurance, insured depository institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and equaled 0.60 basis points on assessable deposits for the first two calendar quarters of 2015, 0.58 basis points for the third quarter of 2015, 0.60 basis points for the fourth quarter of 2015, and 0.58 basis points for the first quarter of 2016.

The Dodd-Frank Act also raised the limit for federal deposit insurance to $250,000 for each covered account and increased the cash limit of Securities Investor Protection Corporation coverage from $100,000 to $250,000.

The FDIC has authority to increase insurance assessments. A significant increase in insurance assessments would likely have an adverse effect on our operating expense, results of operations, and cash flows. Management cannot predict what insurance assessment rates will be in the future. Furthermore, deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Dividend Restrictions

Under applicable Delaware law, dividends may be paid only out of “surplus,” defined as an amount equal to the present fair value of the total assets of the corporation, minus the present fair value of the total liabilities of the corporation, minus the capital of the corporation as determined in accordance with the Delaware General Corporation Law. In the event that there is no surplus, dividends may be paid out of the net profits of the corporation for the fiscal year in which the dividend is declared and/or the immediately preceding fiscal year. Dividends may not be paid, however, out of net profits of the corporation if the capital represented by the issued and outstanding stock of all classes having a preference on the distribution of assets is impaired. Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the company’s capital, asset quality and financial condition.

Since it has no significant independent sources of income, USBI’s ability to pay dividends depends on its ability to receive dividends from the Bank. Under Alabama law, a state-chartered bank must annually transfer to surplus at least 10% of its “net earnings” (defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, less all current operating expenses, actual losses, accrued dividends on preferred stock, and all federal, state and local taxes) until the bank’s surplus is at least 20% of its capital. Until the bank’s surplus reaches this level, a bank may not declare a dividend in excess of 90% of its net earnings. Once a bank’s surplus equals or exceeds 20% of its capital, if the total of all dividends declared by the bank in a calendar year will exceed the sum of its net earnings for that year and its retained net earnings for the preceding two years (less any required transfers to surplus), then the bank must obtain prior written approval from the Superintendent of the ASBD. The bank may not pay any dividends or make any withdrawals or transfers from surplus without the prior written approval of the Superintendent. The FDIC prohibits the payment of cash dividends if (i) as a result of such payment, the bank would be undercapitalized or (ii) the bank is in default with respect to any assessment due to the FDIC, including a deposit insurance assessment. These restrictions could materially influence the Bank’s, and therefore USBI’s, ability to pay dividends.

Capital Adequacy Guidelines

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation, known as “Basel III.” Basel III requires banks to maintain a higher level of capital than previously required, with a greater emphasis on common equity. The Dodd-Frank Act imposed generally applicable capital requirements with respect to bank holding companies and their bank subsidiaries and mandated that the federal banking regulatory agencies adopt rules and regulations to implement the Basel III requirements, which they did through the adoption of a final rule in July 2013 (the “Basel III Final Rule”).

The Basel III Final Rule provides risk-based capital guidelines designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposures, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk-weights. The net amount of assets remaining after applying the risk-weights to the gross asset values comprises the institution’s total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category. Exceptions include municipal or state revenue bonds, which have a 50% risk weighting, and direct obligations of the United States Treasury or obligations backed by the full faith and credit of the United States government, which have a 0% risk weighting. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk weighting. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting, and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

The institution’s total risk-weighted assets are used to calculate its regulatory capital ratios. Under the Basel III Final Rule, as of January 1, 2015, the minimum ratio of total capital to risk-weighted assets is 8%. The required ratio of “Tier 1 Capital” (consisting generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk-weighted assets is 6%. While there was previously no required ratio of “Common Equity Tier 1 Capital” (which generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and Accumulated Other Comprehensive Income, subject to certain adjustments) to risk-weighted assets, a required minimum ratio of 4.5% became effective on January 1, 2015 as well. The remainder of total capital, or “Tier 2 Capital,” may consist of (i) the allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) preferred stock not qualifying as Tier 1 Capital, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital (which is included only to the extent of Tier 1 Capital), less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the appropriate regulator.

In addition, the federal banking agencies have established minimum leverage ratio requirements for banking organizations that they supervise, calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets. Prior to the effective date of the Basel III Final Rule, banks and bank holding companies meeting certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, were permitted to maintain a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3%. Other banks and bank holding companies generally were required to maintain a minimum leverage ratio between 4% and 5%. Under the Basel III Final Rule, as of January 1, 2015, the required minimum leverage ratio for all banks is 4%.

The Basel III Final Rule additionally provides for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Final Rule, banks must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% in January 2019.

As an additional means of identifying problems in the financial management of depository institutions, the federal banking regulatory agencies have established certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that federal banking agencies are required to take, and certain actions that they have discretion to take, based on the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Under the prompt corrective action rules effective as of January 1, 2015, an institution is deemed “well capitalized” if its leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8% and 10%, respectively. An institution is deemed to be “adequately capitalized” or better if its leverage, Common Equity Tier 1, Tier 1 and Total Capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimum capital requirements. An institution is “significantly undercapitalized” if its leverage, Common Equity Tier 1, Tier 1 and Total Capital ratios fall below 3%, 3%, 4% and 6%, respectively, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions, including a prohibition on paying dividends and a limitation on asset growth or expansion in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring; limitations on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business; obligations to raise additional capital; restrictions on transactions with affiliates; and restrictions on interest rates paid by the institution on deposits. In certain cases, banking regulatory agencies may require replacement of senior executive officers or directors or the sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for 90 days, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

 As of December 31, 2015, both USBI and the Bank were classified as “well-capitalized.” This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be, and should not be, interpreted as a representation of our overall financial condition or prospects.

Community Reinvestment Act

The CRA requires the federal banking regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities that they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of the institution’s branch offices). Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” An institution’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications that it files with federal regulators to engage in certain activities, including approval of branches or other deposit facilities, mergers and acquisitions, office relocations or expansions into non-banking activities. The Bank received a “satisfactory” rating in its most recent CRA evaluation.

Anti-Money Laundering Laws

Under various federal laws, including the Currency and Foreign Transactions Reporting Act (also known as the “Bank Secrecy Act”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. These laws also mandate that financial institutions establish anti-money laundering programs meeting certain standards and require the federal banking regulators to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) comprehensively revised the laws affecting corporate governance, auditing and accounting, executive compensation and corporate reporting for entities with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, Sarbanes-Oxley and its implementing regulations established new membership requirements and additional responsibilities for audit committees, imposed restrictions on the relationships between public companies and their outside auditors (including restrictions on the types of non-audit services that auditors may provide), imposed additional responsibilities for public companies’ external financial statements on the chief executive officer and chief financial officer, and expanded the disclosure requirements for corporate insiders. The requirements are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors. We and our Board of Directors have, as appropriate, adopted or modified our policies and practices in order to comply with these regulatory requirements and to enhance our corporate governance practices.

As required by Sarbanes-Oxley, we have adopted a Code of Business Conduct and Ethics applicable to our Board, executives and employees. This Code of Business Conduct can be found on our website at http://www.firstusbank.com under the tabs “About Us – Investor Relations – USBI Policies.”

Privacy of Customer Information

The GLBA and the implementing regulations issued by federal banking regulatory agencies require financial institutions (including banks, insurance agencies, and broker/dealers) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLBA established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

Mortgage Loan Origination

The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and the implementing final rule adopted by the CFPB (the “ATR/QM Rule”), a financial institution may not make a residential mortgage loan to a consumer unless it first makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the ATR/QM Rule limits prepayment penalties and permits borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as defined by the CFPB. For this purpose, the ATR/QM Rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration, Veterans Administration or United States Department of Agriculture. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only or negative amortization payments. The ATR/QM Rule specifies the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. The ATR/QM Rule became effective January 10, 2014.

In addition, Section 941 of the Dodd-Frank Act amended the Exchange Act to require sponsors of asset-backed securities (ABS) to retain at least 5% of the credit risk of the assets underlying the securities and generally prohibits sponsors from transferring or hedging that credit risk. In October 2014, the federal banking regulatory agencies adopted a final rule to implement this requirement (the “Risk Retention Rule”). Among other things, the Risk Retention Rule (i) requires a securitizer to retain not less than 5% of the credit risk of any asset that the securitizer, through the issuance of an ABS, transfers, sells, or conveys to a third party and (ii) prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain. In certain situations, the final rule allows securitizers to allocate a portion of the risk retention requirement to the originator(s) of the securitized assets, if an originator contributes at least 20% of the assets in the securitization. The Risk Retention Rule also provides an exemption to the risk retention requirements for an ABS collateralized exclusively by qualified residential mortgages (“QRMs”), and ties the definition of a QRM to the definition of a “qualified mortgage” established by the CFPB for purposes of evaluating a consumer’s ability to repay a mortgage loan. The federal banking agencies have agreed to review the definition of QRMs in 2019, following the CFPB’s own review of its “qualified mortgage” regulation. The Risk Retention Rule took effect in December 2015.

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

Other Provisions of the Dodd-Frank Act

The Dodd-Frank Act, which became law on July 21, 2010, implements far-reaching changes across the financial regulatory landscape. In addition to the reforms previously mentioned, the Dodd-Frank Act also:

•

requires bank holding companies and banks to be both well-capitalized and well-managed in order to acquire banks located outside of their home state and requires any bank holding company electing to be treated as a financial holding company to be both well-managed and well-capitalized;

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
•

strengthens the restrictions on loans to insiders and limits certain asset sales to and from an insider to an institution by, among other things, requiring that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors; and

•

strengthens the previous limits on a depository institution’s credit exposure to one borrower (whether a person or group of related persons) in an amount exceeding certain thresholds by expanding the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

While designed primarily to reform the financial regulatory system, the Dodd-Frank Act also contains a number of corporate governance provisions that will affect public companies with securities registered under the Exchange Act.  The Dodd-Frank Act requires the SEC to adopt rules that may affect our executive compensation policies and disclosure.  It also exempts “smaller reporting companies,” like USBI, from the requirement under Section 404(b) of Sarbanes-Oxley that the  independent auditor attest to and report on management’s assessment of internal control over financial reporting.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various agencies, the full extent of the impact that such requirements will have on our operations is unclear.

Federal Home Loan Bank Membership

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLBA”).  Each member of the FHLBA is required to maintain a minimum investment in the Class B stock of the FHLBA. The Board of Directors of the FHLBA can increase the minimum investment requirements if it concludes that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase the level of investment in the FHLBA depends entirely on the occurrence of a future event, we are unable to determine the extent of future required potential payments to the FHLBA at this time. Additionally, in the event that a member financial institution fails, the right of the FHLBA to seek repayment of funds loaned to that institution will take priority over the rights of all other creditors.

Other Laws and Regulations

Our operations are subject to several additional laws, some of which are specific to banking and others of which are applicable to commercial operations generally. For example, with respect to our lending practices, we are subject to the following laws, among several others:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities that it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other specified factors in extending credit;

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

•	Rules and regulations established by the National Flood Insurance Program; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to federal laws applicable to depository accounts, including:

•

Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

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

 We are also subject to a variety of laws and regulations that are not limited to banking organizations. For example, in lending to commercial and consumer borrowers, and in owning and operating our own property, we are subject to regulations and potential liabilities under state and federal environmental laws. In addition, we must comply with privacy and data security laws and regulations at both the federal and state level.

We are heavily regulated by regulatory agencies at the federal and state levels. Like most of our competitors, we have faced and expect to continue to face increased regulation and regulatory and political scrutiny, which creates significant uncertainty for us, as well as for the financial services industry in general.

Enforcement Powers

The Financial Institution Reform, Recovery, and Enforcement Act (FIRREA) expanded and increased the penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants, such as attorneys, accountants, and others who participate in the conduct of the financial institution’s affairs. An institution can be subject to an enforcement action or civil penalties due to the failure to timely file required reports, the filing of false or misleading information, the submission of inaccurate reports, or engaging in other unsafe or unsound banking practices.

FIRREA provides regulators with significant flexibility to commence enforcement actions against institutions and institution-affiliated parties and to terminate an institution’s deposit insurance. It also expanded the power of banking regulatory agencies to issue regulatory orders. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies, and their respective subsidiaries by the appropriate regulatory agency.

Future Legislation and Regulation

Regulators have increased their focus on the regulation of the financial services industry in recent years, leading in many cases to greater uncertainty and compliance costs for regulated entities. For example, the provisions of the Dodd-Frank Act could require us to make material expenditures, particularly in the form of personnel training costs and additional compliance expenses. We also may be required to change certain of our business practices in order to comply with the Dodd-Frank Act and its implementing regulations, which in turn could adversely affect our ability to pursue business opportunities that we might otherwise consider pursuing, cause business disruptions, or have other impacts that are as of yet unknown. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines, or additional expenses.

Furthermore, proposals that could substantially intensify the regulation of the financial services industry have been and are expected to continue to be introduced in the United States Congress, in state legislatures, and by applicable regulatory authorities. These proposals may change banking statutes and regulations and the operating environment for financial services firms in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals would have on our business, results of operations, or financial condition.

Website Information

The Bank’s website address is http://www.firstusbank.com. USBI does not maintain a separate website. USBI makes available free of charge on or through the Bank’s website, under the tabs “About Us – Investor Relations,” its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with the SEC. These reports are also available on the SEC’s website, http://www.sec.gov. USBI will provide paper copies of these reports to shareholders free of charge upon written request. USBI is not including the information contained on or available through the Bank’s website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

Making or continuing an investment in our common stock involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on us. Additional risks and uncertainties also could adversely affect our business and results of operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be negatively affected, the market price of your common stock could decline and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Difficult economic and market conditions could materially and adversely affect our business and results of operations.

Economic recession or other economic problems, including those affecting our markets and regions, but also those affecting the national or world economy, could have a material adverse impact on the demand for our products and services and the value of our loans and investments. Although economic conditions have improved since the conclusion of the last recession, economic growth has been slow and uneven. Further economic deterioration that affects household or corporate incomes could result in reduced demand for credit or fee-based products and services. Additionally, negative market developments could affect consumer confidence levels and cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan and credit losses. These conditions could have an adverse effect on our financial condition, results of operations, and cash flows. Conversely, we cannot provide any assurance that we would benefit from any market growth or favorable economic conditions, either in our primary market areas or nationally, even if they do occur.

The banking industry is highly competitive, which could result in loss of market share and adversely affect our business.

We encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. We compete with commercial banks, online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms and other financial intermediaries operating in Alabama and elsewhere in various segments of the financial services market. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits than we do. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks, and, as a result, may be able to offer certain products and services at a lower cost than the we are able to offer, which could adversely affect our business.

We are subject to extensive governmental regulation, and the costs of complying with such regulation could have an adverse impact on our operations.

The financial services industry is extensively regulated and supervised under both federal and state law. We are subject to the regulation and supervision of the Federal Reserve, the FDIC and the ASBD. These regulations are intended primarily to protect depositors, the public and the FDIC’s Deposit Insurance Fund, and are not intended to protect shareholders. Additionally, we are subject to regulation, supervision and examination by other regulatory authorities, such as the SEC and state securities and insurance regulators. We are subject to changes in federal and state laws, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that could affect us. We cannot assure you that any changes in regulations or new laws will not adversely our performance or results of operations. Our regulatory framework is discussed in greater detail under “Item 1. Business – Supervision and Regulation.”

Changes to the deposit insurance assessment regime could increase our cost of holding deposits and thereby adversely affect our financial results.

The Dodd-Frank Act changed the method of calculation for FDIC insurance assessments. Under the previous system, the assessment base was domestic deposits minus certain allowable exclusions, such as pass-through reserve balances. Under the Dodd-Frank Act, assessments for any calculation period are based on the depository institution’s average consolidated total assets, less its average amount of tangible equity, during that period. On February 7, 2011, the FDIC approved a final rule to implement these changes. In addition to changing the assessment base, the final rule defines and limits certain assessment adjustments, such as those based on unsecured debt or brokered deposits. It also creates a new base assessment rate schedule in an attempt to provide more predictable assessment rates to insured financial institutions while collecting approximately the same amount of revenue as under the old rate schedule. The FDIC has authority to increase insurance assessments, and any significant increase in insurance assessments would likely have an adverse effect on us and thereby negatively impact our results of operations.

The cost of complying with the new consumer protection regulations and policies could adversely affect our business.

The Dodd-Frank Act created the CFPB, a new regulatory entity with broad powers to supervise and enforce consumer protection laws. The CFPB has extensive rulemaking authority for a wide range of consumer protection laws that apply to banks and other types of lenders, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. It also has examination and enforcement authority over all banks with more than $10 billion in assets. Institutions with less than $10 billion in assets, like us, are examined for compliance with consumer protection laws by their primary bank regulators, but these regulators defer to the CFPB’s rules and interpretations in evaluating a bank’s compliance with consumer protection laws. Therefore, although the CFPB does not directly supervise us, the actions of the CFPB significantly impact our operations.

The CFPB has set forth numerous rules and guidance documents since its inception concerning a wide range of consumer protection laws, many of which are directly applicable to our operations. For example, the CFPB recently imposed new requirements regarding the origination and servicing of residential mortgage loans, limitations on the manner in which loan originators may be compensated, mandatory disclosures on documentation given to borrowers, and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan before extending credit, among others. The CFPB likely will continue to make rules relating to consumer protection, and it is difficult to predict which of our products and services will be subject to these rules or how these rules will be implemented. However, compliance with CFPB regulations likely will result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.

Rapid and significant changes in market interest rates may adversely affect our performance.

Most of our assets and liabilities are monetary in nature and are therefore subject to significant risks from changes in interest rates. Our profitability depends to a large extent on net interest income, and changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities. Our results of operations are affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates and changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. These differences could result in an increase in interest expense relative to interest income or a decrease in our interest rate spread. For a more detailed discussion of these risks and our management strategies for these risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies and general economic conditions. Despite the implementation of strategies to manage interest rate risks, changes in interest rates may have a material adverse impact on our profitability.

The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can negatively affect the performance of most of our investments. Interest rate volatility can reduce gains or create losses in our investment portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect returns on, and the market value of, investment securities. The fair market value of the securities in our portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. The potential effect of these factors is heightened due to the current conditions in the financial markets and economic conditions generally.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.

Our results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks, the current political unrest in the Middle East and eastern Europe and the volatile conditions in the financial markets and economic conditions generally, we cannot predict future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such conditions may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

If loan losses are greater than anticipated, our earnings may be adversely affected.

As a lender, we are exposed to the risk that customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio relates principally to the creditworthiness of individuals and the value of the real estate serving as security for the repayment of loans, and the credit risk with respect to our commercial and consumer loan portfolio relates principally to the general creditworthiness of businesses and individuals within the local markets in which we operate. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential loan losses based on a number of factors. We believe that our allowance for loan losses is adequate. However, if estimates, assumptions or judgments used in calculating this allowance are incorrect, the allowance for loan losses may not be sufficient to cover our actual loan losses. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

Our profitability and liquidity may be affected by changes in economic conditions in the areas in which our operations and loans are concentrated.

Our success depends to a certain extent on the general economic conditions of the geographic markets that we serve in Alabama and Mississippi. Local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the southeastern United States in general or any one or more of these local markets could negatively impact the financial results of our banking operations and have a negative effect on our profitability. For example, significant unemployment in the timber industry could cause widespread economic distress in many of the areas that we serve. Similar trends in other industries or sectors that we serve could have a significant negative effect on our profitability.

We cannot guarantee that we will pay dividends in the future.

Dividends from the Bank are USBI’s primary source of funds for the payment of dividends to its shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to USBI. The ability of both the Bank and USBI to pay dividends will continue to be subject to and limited by the results of operations of the Bank and by certain legal and regulatory restrictions. Further, any lenders making loans to USBI or the Bank may impose financial covenants that may be more restrictive than the legal and regulatory requirements with respect to the payment of dividends. There can be no assurance as to whether or when USBI may pay dividends to its shareholders.

Extreme weather could cause a disruption in our operations, which could have an adverse impact on our profitability.

Some of our operations are located in areas near the Gulf of Mexico, a region that is susceptible to hurricanes and other forms of extreme weather. Such weather events could disrupt our operations and have a material adverse effect on our overall results of operations. Further, a hurricane, tornado or other extreme weather event in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of collateral that we hold.

Technological changes in the banking and financial services industries may negatively impact our results of operations and our ability to compete.

The banking and financial services industries are undergoing rapid changes, with frequent introductions of new technology-driven products and services. In addition to enhancing the level of service provided to customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. To remain competitive, financial institutions must continuously evaluate changing customer preferences with respect to emerging technologies and develop plans to address such changes in the most cost-effective manner possible. Our future success will depend, in part, on our ability to use technology to offer products and services that provide convenience to customers and create additional efficiencies in operations, and our failure to do so could negatively impact our business. Additionally, our competitors may have greater resources to invest in technological improvements than we do, and we may not be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete.

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

We use information technology in our operations and offer online banking services to our customers, and unauthorized access to our customers’ confidential or proprietary information as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize Internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide Internet banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, or other security failures. In addition, our customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, may become the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ confidential, proprietary, and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage, or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential legal liability, reputational harm, damage to our competitive position, and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

We depend on outside third-parties for the processing and handling of our records and data.

We rely on software developed by third-party vendors to process various transactions. In some cases, we have contracted with third-parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio accounting. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of customer data. In addition, we maintain, or contract with third parties to maintain, daily backups of key processing outputs in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct business or process transactions, or incur damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such a disruption or breach of security may have a material adverse effect on our business.

The internal controls that we have implemented to mitigate risks inherent to the business of banking might fail or be circumvented.

Management regularly reviews and updates our internal controls and procedures that are designed to manage the various risks in our business, including credit risk, operational risk, financial risk, compliance risk, and interest rate risk. No system of controls, however well-designed and operated, can provide absolute assurance that the objectives of the system will be met. If such a system fails or is circumvented, there could be a material adverse effect on our financial condition and results of operations.

Securities issued by us, including our common stock, are not insured.

Securities issued by us, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the Deposit Insurance Fund maintained by the FDIC or by any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

Future issuances of additional securities by us could result in dilution of your ownership.

We may decide from time to time to issue additional securities in order to raise capital, support growth or fund acquisitions. Further, we may issue stock options or other stock grants to retain and motivate employees. Such issuances of securities by us would dilute the respective ownership interests of our shareholders.

Our common stock price is volatile, which could result in losses for individual shareholders.

The market price of our common stock has historically been volatile and likely will continue to be volatile. In particular, our common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

•	general economic and business conditions;
•	changing market conditions in the financial services industry;
•	monetary and fiscal policies, laws and regulations and other activities of the government, agencies and similar organizations;
•	actual or anticipated variations in our quarterly operating results;
•	our failure to meet analyst predictions and projections;
•	collectability of loans;
•	cost and other effects of legal and administrative cases and proceedings, claims, settlements and judgments;
•	additions or departures of key personnel;
•	announcements of innovations or new services by us or our competitors;
•	future sales of our common stock or other securities; and

•	other events or factors, many of which are beyond our control.

Due to these factors, you may not be able to sell your stock at or above the price you paid for it, which could result in substantial losses.

USBI’s liquidity is subject to various regulatory restrictions applicable to its subsidiaries.

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

Our performance and results of operations depend in part on the soundness of other financial institutions.

Our ability to engage in routine investment and banking transactions, as well as the quality and value of our investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition and profitability of such other financial institutions with which we transact, including, without limitation, the FHLBA and our correspondent banks. Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor or counterparty confidence in certain institutions, and could lead to losses or defaults by other institutions. Any defaults by, or failures of, the institutions with whom we transact could adversely affect our debt and equity holdings in such other institutions, our participation interests in loans originated by other institutions, and our business, including our liquidity, financial condition and earnings.

Liquidity risks could affect our operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the repayment or sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds, purchased securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We maintain a portfolio of securities that can be used as a source of liquidity. Other sources of liquidity are available should they be needed, such as through our acquisition of additional non-core deposits. USBI may be able, depending on market conditions, to issue and sell debt securities and preferred or common equity securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on acceptable terms could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as further disruption in the financial markets, negative views and expectations about the prospects for the financial services industry, deterioration within the credit markets, or the financial condition, liquidity or profitability of the financial institutions with which we transact.

We depend on the services of our management team and board of directors, and the unexpected loss of key officers or directors may adversely affect our operations.

A departure of any of our executive officers, other key personnel, or directors could adversely affect our operations. The community involvement of our executive officers and directors and our directors’ diverse and extensive local business relationships are important to our success. A material change in the composition of our management team or board of directors could cause our business to suffer.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Bank owns all of its offices, including its executive offices, without encumbrances, with the exception of office space in Pelham, Alabama and a parking lot in Brent, Alabama, which are leased. ALC owns a commercial building in Jackson, Alabama, which houses its Jackson branch office, and leases additional office space throughout Alabama and southeast Mississippi. USBI does not separately own any property, and to the extent that its activities require the use of physical office facilities, such activities are conducted at the offices of the Bank. We believe that our properties are sufficient for our operations at the current time.

Item 3.	Legal Proceedings.

We are party to certain ordinary course litigation, and we intend to vigorously defend ourselves in all such litigation. In the opinion of management, based on a review and consultation with our legal counsel, the outcome of such ordinary course litigation should not have a material adverse effect on our consolidated financial statements or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

USBI’s common stock is listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 9, 2016, there were 767 record holders of USBI common stock (excluding any participants in any clearing agency and “street name” holders).

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per share for USBI’s common stock as reported on the Nasdaq Capital Market, and the cash dividends declared per share in each such quarter.

			Dividends
			Declared
	High	Low	Per Share
2015
Fourth Quarter	$9.00	$7.75	$0.02
Third Quarter	9.74	7.95	0.02
Second Quarter	8.35	8.01	0.02
First Quarter	8.84	8.12	0.02

2014
Fourth Quarter	$8.99	$8.31	$0.02
Third Quarter	8.87	7.80	0.01
Second Quarter	8.84	7.61	0.00
First Quarter	8.85	7.40	0.00

The last reported sales price of USBI’s common stock as reported on the Nasdaq Capital Market on March 9, 2016, was $8.49.

Dividends are paid at the discretion of USBI’s Board of Directors, based on our consolidated operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are USBI’s primary source of funds for the payment of dividends to its shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to USBI. In addition, federal and state regulatory agencies have the authority to prevent USBI from paying a dividend to its shareholders. We can make no assurances that we will be able or permitted to pay dividends in the future.

The following table sets forth purchases made by or on behalf of USBI or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of USBI’s common stock during the fourth quarter of 2015.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
October 1-31, 2015	1,513		$6.68	—	242,303
November 1-30, 2015	985		$6.56	—	242,303
December 1-31, 2015	974		$6.90	—	242,303
Total	3,472	(2)	$6.71	—	242,303

(1)

On December 16, 2015, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, USBI is authorized to repurchase up to 642,785 shares of common stock before December 31, 2016, of which 242,303 shares remain available.

(2)	3,472 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. 401(k) Plan.

Item 6.	Selected Financial Data

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands, except Per Share Amounts)
Results of Operations:
Interest income	$29,897	$31,361	$33,636	$38,753	$42,346
Interest expense	2,289	2,553	2,905	4,556	7,018
Net interest income	27,608	28,808	30,731	34,197	35,328
Provision (reduction in reserve) for loan losses	216	(74)	(642)	4,338	18,802
Non-interest income	4,531	5,091	4,865	5,565	8,728
Non-interest expense	28,377	28,595	30,802	32,484	40,288
Income before income taxes	3,546	5,378	5,436	2,940	(15,034)
Income taxes	951	1,829	1,509	745	(5,958)
Net income (loss)	$2,595	$3,549	$3,927	$2,195	$(9,076)
Per Share Data:
Basic net income (loss) per share	$0.42	$0.58	$0.65	$0.36	$(1.51)
Diluted net income (loss) per share	$0.41	$0.57	$0.65	$0.36	$(1.51)
Dividends declared	$0.08	$0.03	$—	$—	$0.04
Period end price per share	$8.92	$8.84	$7.29	$5.36	$4.16
Period end shares outstanding (in thousands)	6,039	6,034	6,028	6,024	6,016
Period-End Balance Sheet:
Total assets	$575,782	$572,609	$569,801	$567,133	$621,810
Loans, net of allowance for loan losses	255,432	259,516	300,927	337,400	381,085
Allowance for loan losses	3,781	6,168	9,396	19,278	22,267
Investment securities, net	231,202	234,086	170,804	113,750	123,340
Total deposits	479,258	483,659	484,279	489,034	527,073
Short-term borrowings	7,354	436	1,231	638	356
Long-term debt	5,000	5,000	5,000	—	20,000
Total shareholders’ equity	76,316	75,162	70,095	68,647	66,207
Performance Ratios:
Return on average assets	0.46%	0.63%	0.70%	0.37%	(1.45)%
Return on average equity	3.41%	4.88%	5.68%	3.27%	(11.76)%
Asset Quality:
Allowance for loan losses as % of loans	1.46%	2.32%	3.03%	5.40%	5.52%
Nonperforming assets as % of loans and other real estate	3.45%	5.23%	6.74%	10.40%	8.48%
Nonperforming assets as % of total assets	1.59%	2.50%	3.78%	6.78%	5.73%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

United Security Bancshares, Inc., a Delaware corporation (“USBI”), is a bank holding company with its principal offices in Thomasville, Alabama. USBI operates one commercial banking subsidiary, First US Bank (the “Bank” or “FUSB”). As of December 31, 2015, the Bank operated and served its customers through twenty banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC’s principal office is located in Mobile, Alabama. The Bank is the funding source for ALC. As of December 31, 2015, in addition to its principal office, ALC operated twenty-one finance company offices located in Alabama and southeast Mississippi.

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

Delivery of the best possible financial services to customers remains an overall operational focus of USBI and its subsidiaries (collectively, the “Company”). We recognize that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 278 full-time equivalent employees, to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the current consolidated financial position, changes in financial position, results of operations and cash flows for the Company and should be read in in conjunction with the Company’s Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of the discussion is on the years 2015 and 2014. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, the Company, through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in USBI’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in this Annual Report on Form 10-K for the year ended December 31, 2015. Specifically, with respect to statements relating to loan demand, growth and earnings potential, geographic expansion and the adequacy of the allowance for loan losses, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

In addition, the Company’s business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America and general banking practices. The estimates include accounting for the allowance for loan losses, other real estate owned, valuation of deferred tax assets and fair value measurements.

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

Deferred Tax Asset Valuation

Income tax expense and current and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets may also arise from the carryforward of operating loss or tax credit carryforwards as allowed by applicable federal or state tax jurisdictions. In evaluating the ability to recover deferred tax assets in the tax jurisdictions from which they arise, management considers all available positive and negative evidence, including the Company’s historical earnings and, in particular, the results of recent operations, expected reversals of temporary differences, the ability to utilize tax planning strategies, and the expiration dates of any operating loss and tax credit carryforwards. A valuation allowance is recognized for a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some portion of or the entire deferred tax asset will not be realized. The assumptions about the amount of future taxable income require the use of significant judgment and are consistent with the plans and estimates that management uses in the underlying business. At this time, management considers it to be more likely than not that the Company will have sufficient taxable income in the future to allow all deferred tax assets to be realized. Accordingly, a valuation allowance was not established for deferred tax assets as of December 31, 2015 and 2014.

Fair Value Measurements

Portions of the Company’s assets and liabilities are carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include securities available-for-sale and impaired loans. Additionally, other real estate and certain other assets acquired in foreclosure are reported at the lower of the recorded investment or fair value of the property, less estimated cost to sell. Fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. While management uses judgment when determining the price at which willing market participants would transact when there has been a significant decrease in the volume or level of activity for the asset or liability in relation to “normal” market activity, management’s objective is to determine the point within the range of fair value estimates that is most representative of a sale to a third-party investor under current market conditions. The value to the Company if the asset or liability were held-to-maturity is not included in the fair value estimates.

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurable uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Policies related to revenue recognition, investment securities and long-lived assets require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under re-examination by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements, which discusses accounting policies that we have selected from acceptable alternatives.

EXECUTIVE OVERVIEW

For the year ended December 31, 2015, the Company’s consolidated net income was $2.6 million, or $0.41 per diluted share, compared to $3.5 million, or $0.57 per diluted share, for the year ended December 31, 2014.  Nonperforming assets on the Company’s balance sheet were reduced by 36.1% during the year, and the allowance for loan losses was reduced by 38.7%.

Improvement of asset quality has been the most significant strategic focus of management at both FUSB and ALC since 2012.  At the Bank, these efforts have included the strengthening of credit standards and the resolution of nonperforming assets. At ALC, these efforts have included raising minimum credit score requirements on new loans, exiting from real estate lending and focusing on higher credit quality point-of-sale consumer lending through arrangements with prominent retailers.  As a result of this focus, the Company has experienced an upward trend over the past several years in the credit quality of assets.  This trend continued in 2015. As of December 31, 2015, the Company’s consolidated ratio of nonperforming assets to total assets was 1.59%, compared to 2.50% as of December 31, 2014.  FUSB’s ratio improved to 1.17% at December 31, 2015, compared to 2.06% at December 31, 2014, while ALC’s ratio improved to 2.76% compared to 3.52% as of December 31, 2015 and 2014, respectively.

While the Company’s asset quality metrics continued to improve in 2015, earnings were reduced compared to 2014 primarily due to reduced loan balances at the Bank and the corresponding reductions in interest income.  Net loans at the Bank totaled $173.7 million as of December 31, 2015, compared to $187.5 million as of December 31, 2014.  In part, the volume reductions resulted from management’s efforts to improve the credit quality of the Bank’s loan portfolio.  During 2015, a total of $16.5 million in loans that did not meet the Bank’s current credit standards were transitioned out of the loan portfolio through payoff, charge-off or transfer to OREO.  These reductions, coupled with generally soft demand and a highly competitive lending environment within the Bank’s primary service territories, resulted in reductions of loan volume at a faster pace than new loan generation for the first three quarters of the year.  However, the improvement of the Bank’s asset quality during the year enabled Bank management to begin to shift more strategic focus to new asset generation during the latter part of 2015.  As a result of these efforts, during the fourth quarter, the Bank’s net loan volume increased by $16.8 million, or 29.8% on an annualized basis, from levels as of September 30, 2015.  Management believes that the Bank is well-positioned to grow its commercial lending capabilities and continues to look for opportunities to expand into new service territories or to enhance its presence in existing territories.  To that end, the Bank completed renovations on a building in downtown Tuscaloosa, Alabama, and opened a new branch at that location during the fourth quarter of 2015.

At ALC, net loan volume grew to $81.7 million as of December 31, 2015, compared to $72.0 million as of December 31, 2014.  The increase in volume at ALC was largely attributable to growth in point-of-sale lending arrangements with prominent retailers.  These lending arrangements are generally of higher credit quality than traditional consumer arrangements, but at reduced yields.  This shift in loan mix at ALC contributed to the overall decline in net yield on interest-earning assets.  On a consolidated basis, net yield on interest-earning assets declined to 5.36% in 2015 from 5.53% in 2014.  Although the mix-shift has resulted in lower yield, management believes that benefits will be realized over time through reductions in loan losses as the overall portfolio continues to shift to higher levels of credit quality.

Throughout the year, Bank management continued to supplement interest income by investing available funds in the securities portfolio. Interest income on investment securities increased by $0.3 million, comparing 2015 to 2014. Management remains focused on closely monitoring the duration of the investment portfolio to ensure that appropriate cash flows are available through investment maturities to fund future loan growth.

Other financial highlights during 2015 included the following:

•	Funding costs on interest-bearing liabilities declined to 0.56% during 2015, compared to 0.60% for 2014.

•

The Company’s provision for loan losses increased by $0.3 million in 2015, compared to a reduction in reserve in 2014.  The increase resulted primarily from the loan growth experienced by ALC, coupled with reduced levels of recoveries of previously charged-off assets.

•

Non-interest income declined by $0.6 million in 2015 compared to 2014 due in part to reductions in service charges and other fees on deposit accounts, as well as the impact of certain one-time transactions that increased non-interest income in 2014 that were not repeated in 2015.

•

Non-interest expense, which includes salaries and employee benefits expense, occupancy and equipment expense, OREO/foreclosure expense and other expense incurred in daily operations, was reduced by $0.2 million in 2015 compared to 2014.

As of December 31, 2015, the Company continued to maintain excess funding capacity to provide adequate liquidity for ongoing operations. The Company benefits from a strong deposit base, a liquid investment portfolio and access to funding from a variety of external sources, such as federal funds lines, Federal Home Loan Bank (“FHLB”) advances and brokered deposits.

RESULTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
	(Dollars in Thousands)
Interest income	$29,897	$31,361
Interest expense	2,289	2,553
Net interest income	27,608	28,808
Provision (reduction in reserve) for loan losses	216	(74)
Net interest income after provision (reduction in reserve) for loan losses	27,392	28,882
Non-interest income	4,531	5,091
Non-interest expense	28,377	28,595
Income before income taxes	3,546	5,378
Provision for income taxes	951	1,829
Net income	$2,595	$3,549

Net Interest Income

Net interest income is calculated as the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets are comprised of loans at both the Bank and ALC, as well as taxable and nontaxable investments and federal funds sold by the Bank. Interest-bearing liabilities are comprised of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings and long-term debt. Net interest income for the Company decreased $1.2 million, or 4.1%, in 2015 compared to 2014. The decline resulted primarily from decreases in average loan volume at the Bank and, to a lesser extent, reduced yield on ALC’s loan portfolio.

The following table shows the average balances of each principal category of assets, liabilities and shareholders’ equity for the years ended December 31, 2015 and 2014. Additionally, the table provides an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2015			2014
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands, Except Percentages)
Assets
Interest-earning assets:
Loans – FUSB (Note A)	$169,335	$8,865	5.24%	$209,640	$10,938	5.22%
Loans – ALC (Note A)	78,906	16,312	20.67%	71,003	15,991	22.52%
Taxable investments	250,826	4,131	1.65%	223,428	3,823	1.71%
Non-taxable investments	16,126	589	3.65%	16,547	609	3.68%
Total interest-earning assets	515,193	29,897	5.80%	520,618	31,361	6.02%
Non-interest-earning assets:
Other assets	47,525			47,031
Total	$562,718			$567,649

Liabilities and shareholders' equity
Interest-bearing liabilities:
Demand deposits	$146,253	$594	0.41%	$143,436	$595	0.41%
Savings deposits	73,665	136	0.18%	71,788	138	0.19%
Time deposits	184,150	1,532	0.83%	201,245	1,789	0.89%
Borrowings	5,160	27	0.52%	5,679	31	0.55%
Total interest-bearing liabilities	409,228	2,289	0.56%	422,148	2,553	0.60%
Non-interest-bearing liabilities:
Demand deposits	69,378			65,313
Other liabilities	7,937			7,494
Shareholders’ equity	76,175			72,694
Total	$562,718			$567,649
Net interest income (Note B)		$27,608			$28,808
Net yield on interest-earning assets			5.36%			5.53%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At FUSB, these loans averaged $2.3 million and $5.9 million for 2015 and 2014, respectively. At ALC, these loans averaged $1.7 million and $1.8 million for 2015 and 2014, respectively.

Note B	—

Loan fees are included in the interest amounts presented. At FUSB, loan fees totaled $0.4 million and $0.3 million for 2015 and 2014, respectively. At ALC, loan fees totaled $0.8 million and $0.3 million for 2015 and 2014, respectively.

The following table summarizes the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	2015 Compared to 2014 Increase (Decrease) Due to Change In:			2014 Compared to 2013 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Loans – FUSB	$(2,103)	$30	$(2,073)	$(2,455)	$25	$(2,430)
Loans – ALC	1,779	(1,458)	321	(65)	(970)	(1,035)
Taxable investments	469	(161)	308	837	304	1,141
Non-taxable investments	(15)	(5)	(20)	96	(36)	60
Federal funds	—	—	—	(11)	—	(11)
Total interest-earning assets	130	(1,594)	(1,464)	(1,598)	(677)	(2,275)
Interest expense on:
Demand deposits	12	(13)	(1)	81	(92)	(11)
Savings deposits	4	(6)	(2)	6	(30)	(24)
Time deposits	(153)	(104)	(257)	(216)	(112)	(328)
Other borrowings	(4)	—	(4)	20	(10)	10
Total interest-bearing liabilities	(141)	(123)	(264)	(109)	(244)	(353)
Increase (decrease) in net interest income	$271	$(1,471)	$(1,200)	$(1,489)	$(433)	$(1,922)

Interest income at FUSB decreased during 2015 compared to 2014 as the Bank experienced reductions in loan volume at a faster pace than new loan generation. Loans, net of the allowance for loan losses, totaled $173.7 million as of December 31, 2015, compared to $187.5 million as of December 31, 2014.  A significant amount of loan volume reduction resulted from problem asset resolution and the overall improvement of the Bank’s credit standards, which has been a strategic focus of management over the past several years. During 2015, the net amount of loans that migrated off of the Bank’s balance sheet that (i) were categorized as special mention or substandard, (ii) did not meet the Bank’s current credit standards, (iii) were transferred to OREO, or (iv) were charged off totaled approximately $16.5 million.  As a result of the net decline in loan volume, Bank management continued to invest available funds in the investment securities portfolio, which generally provides lower yields than the loan portfolio. Over the course of 2015, Bank management was able to begin shifting its strategic focus from improving the credit quality of the existing loan portfolio to the generation of new loan volume in a manner that is consistent with the Bank’s established credit standards.  During the fourth quarter of 2015, the Bank’s net loan volume increased by $16.8 million.  It is expected that continued growth of the loan portfolio with loans of sufficient credit quality would enable management to shift some assets away from the lower-yielding investment portfolio; however, in the current interest rate environment, it is expected that the average yield on new loans will generally be lower than the yield on loans in the existing loan portfolio.

At ALC, interest income increased as a result of increases in average loan balances.  Loans, net of the allowance for loan losses, totaled $81.7 million as of December 31, 2015, compared to $72.0 million as of December 31, 2014.  The increase in interest income attributable to increased volume was partially offset by reductions attributable to decreased yield that resulted from ALC management’s efforts to grow point-of-sale consumer loans through arrangements with prominent retailers. These efforts have contributed to overall improvement in the credit quality of ALC’s loan portfolio, with an offset in lower interest rates charged.

Interest expense decreased $0.3 million, or 10.3%, comparing 2015 to 2014. The decrease resulted primarily from a reduction in the volume of higher cost time deposits, as well as repricing of longer-term time deposits at lower rates.

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

Provision (Reduction in Reserve) for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The Company’s provision for loan losses was $0.2 million for the year ended December 31, 2015, compared to a credit (or reduction in reserve) of $0.1 million for the year ended December 31, 2014.

The following table presents the provision (reduction in reserve) for loan losses for the Bank and ALC for the years ended December 31, 2015 and 2014.

	Year Ended
	December 31,	December 31,
	2015	2014
	(Dollars in Thousands)
FUSB	$(1,559)	$(1,920)
ALC	1,775	1,846
Net provision (reduction in reserve) for loan losses	$216	$(74)

At FUSB, a reduction in the reserve for loan losses occurred in both 2015 and 2014. These reductions were due primarily to improvement in the overall credit quality of the Bank’s loan portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses, as well as reduced volume of the loan portfolio. As of December 31, 2015, the Bank’s allowance for loan losses as a percentage of loans was 0.76%, compared to 1.83% as of December 31, 2014.  Net charge-offs at FUSB totaled $0.6 million in 2015, compared to $0.9 million in 2014.

At ALC, the provision for loan losses decreased in 2015 compared with 2014 primarily as a result of overall improvement in the credit quality of the portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses. Net charge-offs at ALC totaled $2.0 million in 2015, compared to $2.3 million in 2014.

Based on our evaluation of the portfolio, management believes that the allowance for loan losses for the Company is adequate to absorb losses inherent in the loan portfolio as of December 31, 2015. While we believe that the methodologies and calculations that we use for estimating the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which we operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses. Furthermore, the reductions in the reserve for loan losses recorded by the Bank in 2015 and 2014 are not expected to continue at any significant level on an ongoing basis.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income. Expanded discussion of certain significant non-interest income items and fluctuations is provided below the table.

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$1,844	$2,096	$(252)	(12.0)%
Credit insurance commissions and fees	501	694	(193)	(27.8)%
Bank-owned life insurance	420	421	(1)	(0.2)%
Other income	1,766	1,880	(114)	(6.1)%
Total non-interest income	$4,531	$5,091	$(560)	(11.0)%

Service Charges and Other Fees on Deposit Accounts

Service charges and other fees are generated on deposit accounts held at FUSB. The decrease in this category of non-interest income in 2015 resulted primarily from decreased fees generated from customer overdrafts and non-sufficient funds charges. Revenues from these sources have generally declined in recent years. Management continues to search for new sources of fee income from new financial services and products; however, income from non-sufficient funds and overdraft charges are not expected to increase at a significant rate in the near future.

Credit Insurance Commissions and Fees

Credit insurance commissions and fees are generated from credit life and credit accident and health insurance policies offered at both the Bank and ALC to consumer loan customers through FUSB Reinsurance. The majority of these sales have historically been generated at ALC. In general, revenues from this category of non-interest income have declined in recent years as ALC management has shifted the loan portfolio mix to loans of higher credit quality. This mix-shift has resulted in increased levels of borrowers that generally do not have a significant need for credit insurance products. The overall reduction of credit insurance revenues during 2015, as compared to 2014, is consistent with this general trend. ALC management continues to search for new sources of non-interest income to offset declines in this category; however, income from credit insurance commissions and fees is not expected to increase at a significant level for the foreseeable future.

Bank-owned Life Insurance

The Bank utilizes bank-owned life insurance as a tool to offset the cost of certain retirement benefit programs. The income derived from bank-owned life insurance represents the increase in the cash surrender value of the policies (which is generally non-taxable) over the periods presented. The cash surrender value of the policies totaled $14.3 million and $14.0 million as of December 31, 2015 and December 31, 2014, respectively. The insurance policies are adjustable-rate assets with minimum guaranteed rates of interest between 2% and 4%. Accordingly, management does not expect significant fluctuation in the income derived from these assets.

Other Income

Other non-interest income consists primarily of fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards, wire transfers, real estate rental and realized gains on the sale of investment securities. In addition, other income is generated at ALC for services including ALC’s auto club membership program, which provides services to members such as emergency roadside assistance, lock and key services and emergency travel expenses. The decrease in other non-interest income in 2015 compared to 2014 resulted primarily from two transactions that took place in 2014 that were not repeated in 2015.  These transactions, which resulted in non-recurring gains of approximately $0.5 million in 2014, included the dissolution of one of the Bank’s limited partnership investments and reimbursement from a vendor related to a discontinued product. These reductions were partially offset by increases in realized gains on the sale of investment securities, which were $0.4 million higher in 2015 than 2014. Given the nature of the types of revenues categorized as other income, there is uncertainty as to the level of revenue that will be sustained from these sources in the future.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated. Expanded discussion of certain significant non-interest expense items and fluctuations is provided below the table.

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$16,664	$16,690	$(26)	(0.2)%
Net occupancy and equipment expense	3,116	3,226	(110)	(3.4)%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	532	487	45	9.2%
Carrying costs	495	590	(95)	(16.1)%
Total other real estate/foreclosure expense	1,027	1,077	(50)	(4.6)%
Insurance expense and assessments	1,041	1,215	(174)	(14.3)%
Other	6,529	6,387	142	2.2%
Total non-interest expense	$28,377	$28,595	$(218)	(0.8)%

Salaries and Employee Benefits

Salaries and employee benefits expense, the largest category of non-interest expense, totaled $10.8 million at the Bank and $5.9 million at ALC in 2015, compared to $10.7 million at the Bank and $6.0 million at ALC in 2014. The expense amounts for the Bank are inclusive of salaries and benefits paid to certain members of management and employees for work performed on behalf of USBI, as well as current and deferred fees paid to members of the Bank’s and USBI’s Boards of Directors. Management remains committed to providing salaries and benefits packages to employees at competitive levels in order to ensure that we continue to provide quality service to our customers. Accordingly, we expect salaries and employee benefits expense to generally increase commensurate with market-based increases over time.

Net Occupancy and Equipment Expense

This category of non-interest expense includes expenses associated with depreciation of buildings, equipment and furniture and fixtures, rent of office space, utilities expense and maintenance and repair costs. The majority of the Bank’s office space is owned, while the majority of ALC’s office space is leased. The slight decrease in this category in 2015, compared to 2014, resulted from reduced costs at the Bank associated with rent, repairs and maintenance. The decreases in occupancy and equipment expenses at the Bank were partially offset by increased rents at ALC. Occupancy and equipment expense is expected to increase over time as the Company depreciates expenditures associated with capital and technological improvements. During the year ended December 31, 2015, the Company recorded $3.7 million in additions to premises and equipment. These additions were primarily related to technological and capital improvements incurred at the Bank’s principal office in Thomasville, Alabama and a new branch location in Tuscaloosa, Alabama, as well as leasehold improvements at ALC’s new headquarters in Mobile, Alabama. Additions to premises and equipment are expected to increase net occupancy and equipment expense in the future as such additions are depreciated.

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

Write-downs, net of gain or loss on sale, at the Company increased by less than $0.1 million in 2015 compared to 2014.  The modest increase resulted primarily from gains on the sale of foreclosed property at the Bank in 2014 that were not repeated in 2015.

Carrying costs associated with OREO decreased in 2015 compared to 2014 primarily as a result of continued reduction in the levels of OREO at the Bank. OREO totaled $5.3 million and $0.7 million at FUSB and ALC, respectively, as of December 31, 2015, compared to $7.0 million and $0.7 million, respectively, as of December 31, 2014, a decrease of $1.7 million for the Company on a consolidated basis.

Although management has continued to reduce OREO levels in 2015, there continues to be uncertainty with respect to economic conditions and real estate values in certain of the service areas in which both the Bank and ALC operate. In addition, as the level of OREO is reduced, it becomes more difficult to work out remaining OREO at the same pace as previously experienced. Accordingly, continued reduction of carrying costs cannot be expected with any level of certainty. Furthermore, if the national or local economy weakens, or if real estate values decline further in our primary service areas, additional write-downs of existing OREO could be required. Additionally, the pace of migration of properties into OREO could increase, resulting in the potential for increased levels of both write-downs and carrying cost.

Insurance Expense and Assessments

Insurance expense and assessments include the cost of corporate insurance maintained by the Company, as well as FDIC insurance and state banking assessments.  The Bank pays assessments to the FDIC based on a prescribed regulatory calculation that factors in average total assets and the Company’s ratings as determined by regulatory examinations.  FDIC assessments totaled $0.4 million in 2015 compared to $0.6 million in 2014.  Other insurance expenses and assessments totaled $0.6 million in both 2015 and 2014. In general, this category of expense is expected to increase over time as a result of growth in the Company’s balance sheet.

Other

Other non-interest expenses include the costs of professional services including legal, accounting and auditing, information technology, and advertising/marketing fees, as well as costs associated with recording and filing, telephone, postage, stationery and printing, employee training and other miscellaneous expenses.  Comparing 2015 to 2014, expenses in this category increased by approximately $0.1 million due primarily to increased costs associated with information technology services.  Management continues to maintain vigilance in the management of these costs; however, the level of non-interest expense is generally expected to increase over time as a result of continued focus on technology, training, marketing and business development.

Provision for Income Taxes

The provision for income taxes was $1.0 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively. The effective tax rate was 26.8% for 2015, compared to 34.0% for 2014. The Company’s effective tax rate is expected to fluctuate based on recurring items, such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance. The decrease in the effective tax rate in 2015 resulted primarily from increases in tax-exempt income as a percentage of pre-tax income. Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis after considering a number of factors, including investment return, credit quality and the consistency of such investments with the Company’s overall strategy. The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared with total pre-tax income.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income, and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.9 years and 3.1 years as of December 31, 2015 and December 31, 2014, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of December 31, 2015, available-for-sale securities totaled $198.8 million, or 86.0% of the total investment portfolio, compared to $205.0 million, or 87.6% of the total investment portfolio, as of December 31, 2014. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government-sponsored agencies, obligations of state and political subdivisions and corporate notes.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of December 31, 2015, held-to-maturity securities totaled $32.4 million, or 14.0% of the total investment portfolio, compared to $29.1 million, or 12.4% of the total investment portfolio, as of December 31, 2014. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Investment Securities Maturity Schedule

The following tables summarize the carrying values and weighted average yield of the available-for-sale and held-to-maturity securities portfolios as of December 31, 2015 according to contractual maturity. Available-for-sale securities are stated at fair value. Held-to-maturity securities are stated at amortized cost.

	Available-for-Sale
	Stated Maturity as of December 31, 2015
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Obligations of U.S. government-sponsored agencies	$—	0.00%	$—	0.00%	$1,982	1.53%	$—	0.00%
Obligations of states and political subdivisions	408	5.41	2,328	5.45	1,702	5.94	10,560	5.24
U.S. Treasury	80	0.37	—	0.00	—	0.00	—	0.00
Corporate notes	—	0.00	780	2.54	—	0.00	—	0.00
Mortgage-backed securities:
Residential	8	5.31	2,438	4.10	110,102	1.69	22,946	2.26
Commercial	—	0.00	416	4.31	4,574	1.79	40,519	1.79
Total	$496	4.60%	$5,962	4.44%	$118,360	1.75%	$74,025	2.43%
Total securities with stated maturity							$198,843	2.08%

	Held-to-Maturity
	Stated Maturity as of December 31, 2015
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities held-to-maturity:
Obligations of U.S. government-sponsored agencies	$—	0.00%	$710	0.59%	$11,468	1.72%	$1,588	2.11%
Obligations of states and political subdivisions	—	0.00	—	0.00	1,356	1.80	916	3.05
Mortgage-backed securities:
Commercial	—	0.00	898	1.09	—	0.00	15,423	2.02
Total	$—	0.00%	$1,608	0.26%	$12,824	1.73%	$17,927	2.08%
Total securities with stated maturity							$32,359	1.88%

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2015	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Maturing in three months or less	$80	0.03%
Maturing after three months to one year	416	0.18
Maturing after one year to three years	3,504	1.52
Maturing after three years to five years	4,066	1.76
Maturing after five years to fifteen years	177,047	76.58
Maturing in more than fifteen years	46,089	19.93
Total	$231,202	100.00%

Condensed Portfolio Repricing Schedule

Repricing Summary as of December 31, 2015	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Repricing in thirty days or less	$11,073	4.79%
Repricing in thirty-one days to one year	3,709	1.60
Repricing after one year to three years	4,422	1.91
Repricing after three years to five years	5,294	2.29
Repricing after five years to fifteen years	175,008	75.70
Repricing in more than fifteen years	31,696	13.71
Total	$231,202	100.00%

Gains on Sale and Prepayment of Securities

Sales transactions affecting the Bank’s investment portfolio are directed by asset and liability management activities and strategies. Although short-term losses may occur from time to time, the “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

Net gains on the sale of available-for-sale securities of $0.4 million and $0.1 million were recognized in 2015 and 2014, respectively. Volumes of sales, as well as other information regarding investment securities, are discussed further in Note 3, “Investment Securities,” in the Notes to the Consolidated Financial Statements.

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio segment for both FUSB and ALC at the end of each of the most recent five quarters as of December 31, 2015.

	FUSB
	2015				2014
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$11,827	$11,900	$12,363	$10,137	$10,431
Secured by 1-4 family residential properties	30,730	32,049	30,564	29,545	30,795
Secured by multi-family residential properties	11,845	13,005	17,163	18,837	20,403
Secured by non-farm, non-residential properties	83,883	75,840	81,621	86,982	104,883
Other	115	116	57	58	58
Commercial and industrial loans	29,377	18,796	18,198	17,897	16,838
Consumer loans	7,057	6,848	6,910	7,254	7,188
Other loans	379	486	786	775	579
Total loans	$175,213	$159,040	$167,662	$171,485	$191,175
Less unearned interest, fees and deferred cost	149	164	191	174	189
Allowance for loan losses	1,329	1,941	2,449	2,880	3,486
Net loans	$173,735	$156,935	$165,022	$168,431	$187,500

	ALC
	2015				2014
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	17,233	17,993	19,129	20,209	21,309
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans	76,131	74,767	73,342	61,321	61,833
Other loans	—	—	—	—	—
Total loans	$93,364	$92,760	$92,471	$81,530	$83,142
Less unearned interest, fees and deferred cost	9,215	9,576	9,941	8,222	8,444
Allowance for loan losses	2,452	2,404	2,559	2,521	2,682
Net loans	$81,697	$80,780	$79,971	$70,787	$72,016

The tables below summarize changes in the allowance for loan losses and certain asset quality ratios at the end of each of the most recent five quarters as of December 31, 2015 at both FUSB and ALC.

	FUSB
	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
	(Dollars in Thousands)
Balance at beginning of period	$1,941	$2,449	$2,880	$3,486	$4,789
Charge-offs:
Commercial and industrial	—	—	—	—	(8)
Commercial real estate	(490)	(173)	(28)	(77)	(430)
Residential real estate	—	(27)	—	(40)	(76)
Consumer installment	(1)	(2)	(3)	(11)	(51)
Total charge-offs	(491)	(202)	(31)	(128)	(565)
Recoveries	68	94	45	47	132
Net recoveries (charge-offs)	(423)	(108)	14	(81)	(433)
Provision (reduction in reserve) for loan losses	(189)	(400)	(445)	(525)	(870)
Ending balance	$1,329	$1,941	$2,449	$2,880	$3,486
as a % of loans	0.76%	1.22%	1.46%	1.68%	1.83%

	ALC
	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,404	$2,559	$2,521	$2,682	$2,627
Charge-offs:
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	(14)	(30)	(63)	(80)	(139)
Consumer installment	(706)	(618)	(573)	(655)	(673)
Total charge-offs	(720)	(648)	(636)	(735)	(812)
Recoveries	164	170	184	216	166
Net recoveries (charge-offs)	(556)	(478)	(452)	(519)	(646)
Provision for loan losses	604	323	490	358	701
Ending balance	$2,452	$2,404	$2,559	$2,521	$2,682
as a % of loans	2.91%	2.89%	3.10%	3.44%	3.59%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of December 31, 2015 were as follows:

	Consolidated
	2015				2014
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Non-accrual loans and loans accruing over 90 days	$3,102	$4,222	$3,819	$4,215	$6,573
Other real estate owned	6,038	6,656	7,168	8,608	7,735
Total	$9,140	$10,878	$10,987	$12,823	$14,308
Nonperforming assets as a percentage of loans and other real estate	3.45%	4.37%	4.27%	5.06%	5.23%
Nonperforming assets as a percentage of total assets	1.59%	1.98%	1.96%	2.27%	2.50%

	FUSB
	2015				2014
	December 31,	September 30,	June 30,	March 31,	December 31,
Non-accrual loans and loans accruing over 90 days	$1,445	$2,624	$2,028	$2,397	$4,668
Other real estate owned	5,327	5,961	6,509	7,950	6,997
Total	$6,772	$8,585	$8,537	$10,347	$11,665
Nonperforming assets as a percentage of loans and other real estate	3.75%	5.21%	4.91%	5.78%	5.89%
Nonperforming assets as a percentage of total assets	1.17%	1.56%	1.52%	1.80%	2.06%

	ALC
	2015				2014
	December 31,	September 30,	June 30,	March 31,	December 31,
Non-accrual loans and loans accruing over 90 days	$1,657	$1,598	$1,791	$1,818	$1,905
Other real estate owned	711	695	659	658	738
Total	$2,368	$2,293	$2,450	$2,476	$2,643
Nonperforming assets as a percentage of loans and other real estate	2.79%	2.73%	2.95%	3.35%	3.50%
Nonperforming assets as a percentage of total assets	2.76%	2.70%	2.91%	3.30%	3.52%

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to accrual or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. The Company had $0.5 million and $2.5 million of non-accruing loans that were restructured and remained on non-accrual status as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance.

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2015	2014
	(Dollars in Thousands)
Total loans accounted for on a non-accrual basis	$3,102	$4,826
Interest income that would have been recorded under original terms	74	179
Interest income reported and recorded during the year	277	157

Allocation of Allowance for Loan Losses

The following table shows an allocation of the allowance for loan losses for the two years indicated.

	As of December 31,
	2015		2014
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans In Each Category To Total Loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$133	11%	$141	6%
Real estate	1,404	58	3,577	68
Consumer	2,244	31	2,450	26
Total	$3,781	100%	$6,168	100%

Summary of Loan Loss Experience

The following table summarizes the Company’s loan loss experience for each of the two years indicated.

	December 31,
	2015	2014
	(Dollars in Thousands)
Balance of allowance for loan loss at beginning of period	$6,168	$9,396
Charge-offs:
Commercial, financial and agricultural	—	(289)
Real estate-mortgage	(1,022)	(1,816)
Installment (consumer)	(2,569)	(2,925)
Other	—	—
	(3,591)	(5,030)
Recoveries:
Commercial, financial and agricultural	61	307
Real estate-mortgage	145	667
Installment (consumer)	782	901
Other	—	1
	988	1,876
Net charge-offs	(2,603)	(3,154)
Provision (reduction in reserve) for loan losses	216	(74)
Balance of allowance for loan loss at end of period	$3,781	$6,168
Ratio of net charge-offs during period to average loans outstanding	1.07%	1.55%

Deposits

Total deposits decreased by 0.9% to $479.3 million as of December 31, 2015, from $483.7 million as of December 31, 2014. Given the level of funding needs for current loan growth, management has not been aggressive in deposit gathering during 2015 and has primarily focused on reducing interest expense. Core deposits, which exclude time deposits of $250,000 or more, provide for a relatively stable funding source that supports earning assets. Core deposits totaled $454.2 million, or 94.8% of total deposits, as of December 31, 2015, compared with $461.0 million, or 95.3% of total deposits, as of December 31, 2014.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be one of the Company’s primary sources of funding in the future, and we will continue to monitor deposit levels closely to help ensure an adequate level of funding for the Company’s activities. However, various economic and competitive factors could affect this funding source in the future, including increased competition from other financial institutions in deposit gathering, national and local economic conditions, and interest rate policies adopted by the Federal Reserve and other central banks.

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table.

	December 31,
	2015		2014
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$69,378	—	$65,313	—
Interest-bearing demand deposit accounts	146,253	0.41%	143,436	0.41%
Savings deposits	73,665	0.18	71,788	0.19
Time deposits	184,150	0.83	201,245	0.89
Total	$473,446	0.56%	$481,782	0.61%

Maturities of time certificates of deposit of $250,000 or more outstanding as of December 31, 2015 and 2014 are summarized as follows:

Maturities	Time Certificates of Deposit
	2015	2014
	(Dollars in Thousands)
Three months or less	$1,801	$4,181
Over three through six months	2,757	2,204
Over six through twelve months	15,447	4,975
Over twelve months	5,033	11,322
Total	$25,038	$22,682

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. As of December 31, 2015, these borrowings represented 1.26% of average interest-bearing liabilities, compared with 1.35% as of December 31, 2014.

	Short-Term Borrowings Maturity Less Than One Year	Long-Term Borrowings Maturity One Year or Greater
	(Dollars in Thousands)
Other interest-bearing liabilities outstanding at year-end:
2015	$7,354	$5,000
2014	436	5,000
Weighted average interest rate at year-end:
2015	0.41%	0.62%
2014	0.25%	0.57%
Maximum amount outstanding at any month’s end:
2015	$7,354	$5,000
2014	1,157	5,000
Average amount outstanding during the year:
2015	$982	$4,178
2014	679	5,000
Weighted average interest rate during the year:
2015	0.41%	0.59%
2014	0.25%	0.57%

Shareholders’ Equity

The Company has historically placed great emphasis on maintaining its strong capital base. As of December 31, 2015, shareholders’ equity totaled $76.3 million, or 13.3% of total assets, compared to $75.2 million, or 13.1% of total assets, as of December 31, 2014. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The increase in shareholders’ equity during the period ended December 31, 2015 resulted primarily from net income of $2.6 million, partially offset by a decrease of $1.3 million (net of tax) in accumulated other comprehensive income due to net unrealized holding losses on available-for-sale investment securities, which are recorded at estimated fair value. The fair value of the available-for-sale portfolio fluctuates significantly based on changes in interest rates. Accordingly, the net unrealized losses during 2015 are not necessarily indicative of future performance of the portfolio.

The Company’s Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During 2015 and 2014, the Company declared dividends of $0.5 million, or $0.08 per share, and $0.2 million, or $0.03 per share, respectively.

In connection with USBI’s Non-Employee Directors’ Deferred Compensation Plan, no shares were purchased in 2015 or 2014. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of USBI’s common stock. For more information related to this plan, see Note 13, “Deferred Compensation Plan,” in the Notes to Consolidated Financial Statements.

USBI initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. In December 2007, and each year since, the Board of Directors extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2016. There are 242,303 shares available for repurchase under this plan, at management’s discretion. No shares were purchased under this program in 2015 or 2014.

Liquidity and Capital Resources

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $97.8 million as of December 31, 2015 and $92.9 million as of December 31, 2014. Investment securities forecasted to mature or reprice in one year or less are estimated to be $49.6 million of the investment portfolio as of December 31, 2015.

Although the majority of the securities portfolio has legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of December 31, 2015, the investment securities portfolio had an estimated average maturity of 2.9 years, and approximately 82.0% of the portfolio (including both available-for-sale and held-to-maturity investments) was expected to be repaid within five years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also be funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

The liability portion of the balance sheet provides liquidity through interest-bearing and non-interest-bearing deposit accounts, which represent the Company’s primary sources of funds. In addition, federal funds purchased, FHLB advances, securities sold under agreements to repurchase and short-term and long-term borrowings are additional sources of available liquidity.  Liquidity management involves the continual monitoring of the sources and uses of funds to maintain an acceptable cash position. Long-term liquidity management focuses on considerations related to the total balance sheet structure.  The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements.

As of December 31, 2015 and 2014, respectively, the Company had $12.0 million and $5.0 million in outstanding borrowings under FHLB advances.  The Company had up to $152.5 million and $166.8 million in remaining unused credit from the FHLB (subject to available collateral) as of December 31, 2015 and 2014, respectively.  In addition, the Company had $18.8 million in unused established federal funds lines as of both December 31, 2015 and 2014.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources or operation of the Company. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. See Note 19, “Guarantees, Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for further discussion.

Regulatory Capital

As of January 1, 2015, the Bank was subject to revised capital requirements as described in the section captioned “Capital Adequacy Guidelines” included in Part I, Item I of this report.  Under the revised requirements, FUSB is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal banking regulatory agencies.   These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of FUSB and USBI, and could impact USBI’s ability to pay dividends.  As of December 31, 2015, FUSB exceeded all applicable minimum capital standards.  In addition, FUSB met applicable regulatory guidelines to be considered well-capitalized as of December 31, 2015.  No significant conditions or events have occurred since December 31, 2015 that management believes would affect the Bank’s classification as “well capitalized.”

It is expected that as the Company experiences growth in loan volume, the risk-based capital ratios will decline as earning assets are shifted to loans from the Bank’s securities investment portfolio, which generally carries a lower risk profile than loans for purposes of risk-based calculations. Refer to the section captioned “Regulatory Capital” included in Note 15, “Shareholders’ Equity,” in the Notes to the Consolidated Financial Statements for an illustration of FUSB’s actual regulatory capital amounts and ratios under capital standards in effect at December 31, 2015 (Basel III) and December 31, 2014 (Basel I).

Asset/Liability Management

Market risk reflects the potential risk of loss arising from adverse changes in interest rates and market prices.  The Company has risk management policies and procedures in place to monitor and limit exposure to market risk.  The Company’s primary market risk is interest rate risk created by core banking activities.  Interest rate risk is the potential variability of the Company’s income that results from changes in various market interest rates.  The Bank’s Asset/Liability Committee routinely reassesses the Company’s strategies to manage interest rate risk in accordance with policies established by the Company’s Board of Directors.  A key objective of the asset/liability management program is to quantify, monitor and manage interest rate risk and to assist management in maintaining stability in net interest margin under varying interest rate environments.

As part of interest rate risk management, the Company may use derivative instruments in accordance with policies established by the Board of Directors.  The Asset/Liability Committee, in its oversight role, approves the use of derivatives, which include interest rate swaps, caps and floors.   As of December 31, 2015 and 2014, the only type of derivative instruments that the Company had entered into were interest rate caps intended to mitigate the risk of rising interest rates in certain scenarios.  The interest rate caps are included at fair value on the Company’s balance sheet.  They were not designated as hedging instruments under relevant accounting guidance, and accordingly, changes in the fair value are included in the results of operations.  During both 2015 and 2014, interest expenses associated with derivative instruments totaled less than $0.1 million. Additionally, the fair value of derivative instruments on the Company’s balance sheet was less than $0.1 million as of both December 31, 2015 and 2014.

Contractual Obligations

The Company has contractual obligations to make future payments on debt and lease agreements. Long-term debt is reflected on the consolidated balance sheets, whereas operating lease obligations for office space and equipment are not recorded in the consolidated balance sheets. The Company has not entered into any unconditional purchase obligations or other long-term obligations, other than as included below. These types of obligations are more fully discussed in Note 10, “Long-Term Debt,” and Note 18, “Operating Leases,” in the Notes to Consolidated Financial Statements.

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the consolidated balance sheets. These commitments are more fully discussed in Note 19, “Guarantees, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

The following table summarizes the Company’s contractual obligations as of December 31, 2015.

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollars in Thousands)
Time deposits	$181,441	$122,837	$39,317	$19,287	$—
Long-term debt*	5,000	—	5,000	—	—
Commitments to extend credit	61,427	56,656	—	—	4,771
Operating leases	1,488	475	635	358	20
Standby letters of credit	683	683	—	—	—
Total	$250,039	$180,651	$44,952	$19,645	$4,791

*	Long-term debt consists of FHLB fixed-rate advances totaling $5.0 million.

In addition to the contractual obligations as of December 31, 2015 described above, on March 8, 2016, pursuant to a real estate sales agreement to which FUSB is a party (as the buyer), FUSB, through its counsel, notified the seller of FUSB’s election to proceed to closing on the purchase of certain unimproved land totaling approximately 2.92 acres located along U.S. Highway 280 in Unincorporated Jefferson County, Alabama for a total purchase price of $2.95 million.  FUSB simultaneously made a $0.2 million non-refundable deposit to be applied, along with certain previously paid earnest money deposits totaling $55,000, to reduce the amount of the purchase price payable by FUSB to the seller at closing.  In accordance with the agreement between FUSB and the seller, the Company expects that closing of the transaction will occur within 30 days of the March 8, 2016 notification.  The balance of the purchase price owed by FUSB at closing is expected to be funded from FUSB’s interest-bearing cash accounts.  The intended use of the property is to develop an office complex that will house FUSB’s commercial lending team in the Birmingham area and provide offices for certain of the Company’s and FUSB’s executive management team.  In addition, FUSB intends to operate a retail bank branch from the location.  The office complex is estimated to include approximately 40,000 square feet of usable space, of which FUSB expects to utilize approximately 25%, with the remaining space to be leased to other commercial tenants.

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than “Operating Leases,” included in Note 18, and “Guarantees, Commitments and Contingencies,” included in Note 19 in the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market/Interest Rate Risk Management

The primary purpose in managing interest rate risk is to invest capital effectively and preserve the value created by our core banking business.  This is accomplished through the development and implementation of lending, funding, pricing and hedging strategies designed to maximize net interest income performance under varying interest rate environments, subject to liquidity and interest rate risk guidelines. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on short- and long-term net interest margin and net interest income.

Financial simulation models are the primary tools used by the Asset/Liability Committee to measure interest rate exposure.  Using a wide range of scenarios, management is provided with extensive information on the potential impact on net interest income caused by changes in interest rates.  In these simulations, assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of the Company’s balance sheet resulting from both strategic plans and customer behavior.  Simulation models also incorporate management’s assumptions regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and interest income. The tables below depict how, as of December 31, 2015, pre-tax net interest margins and pre-tax net income are forecasted to change over time frames of six months, one year, two years and five years under the three listed interest rate scenarios. The interest rate scenarios are immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	3	3	4	16
+2%	(3)	(3)	(2)	21
-1%	(12)	(16)	(21)	(33)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$89	$177	$502	$4,614
+2%	(87)	(200)	(181)	6,202
-1%	(354)	(914)	(2,389)	(9,622)

Assessing Long-Term Interest Rate Risk – Market Value of Equity and Estimating Modified Durations for Assets and Liabilities

On a monthly basis, management calculates how changes in interest rates would impact the market value of the Company’s assets and liabilities. The process is similar to assessing short-term risk but emphasizes and is measured over a longer period, approximately five to seven years, which allows for a more comprehensive assessment of longer-term repricing and cash flow imbalances that may not be captured by short-term net interest margin simulations. The results of these calculations are representative of long-term interest rate risk in terms of changes in the present value of the Company’s assets and liabilities.

The table below is a summary of estimated market value changes in the Company’s assets, liabilities and equity as of December 31, 2015 for the three listed scenarios.

	+1%	+2%	-1%
	(Dollars in Thousands)
Change in market value of assets	$(11,231)	$(23,060)	$9,802
Change in market value of liabilities	(11,037)	(18,337)	13,103
Change in off balance sheet items	28	275	(3)
Net change in market value of equity	(166)	(4,448)	(3,304)
Beginning market value of equity	90,496	90,496	90,496
Resulting market value of equity	90,330	86,048	87,192

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;
ii.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us, as a smaller reporting company, to provide only management’s report on internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

United Security Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of United Security Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC

Enterprise, Alabama

March 11, 2016

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$7,088	$9,697
Interest-bearing deposits in banks	36,984	24,469
Total cash and cash equivalents	44,072	34,166
Investment securities available-for-sale, at fair value	198,843	204,966
Investment securities held-to-maturity, at amortized cost	32,359	29,120
Federal Home Loan Bank stock, at cost	1,025	738
Loans, net of allowance for loan losses of $3,781 and $6,168, respectively	255,432	259,516
Premises and equipment, net of accumulated depreciation of $19,333 and $18,688, respectively	12,084	9,764
Cash surrender value of bank-owned life insurance	14,292	13,975
Accrued interest receivable	1,833	2,235
Other real estate owned	6,038	7,735
Other assets	9,804	10,394
Total assets	$575,782	$572,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$69,908	$67,085
Interest-bearing	409,350	416,574
Total deposits	479,258	483,659
Accrued interest expense	180	221
Other liabilities	7,674	8,131
Short-term borrowings	7,354	436
Long-term debt	5,000	5,000
Total liabilities	499,466	497,447
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,329,060 shares issued; 6,038,554 and 6,034,059 shares outstanding, respectively	73	73
Surplus	9,844	9,577
Accumulated other comprehensive income, net of tax	536	1,829
Retained earnings	86,693	84,582
Less treasury stock: 1,290,506 and 1,295,001 shares at cost, respectively	(20,817)	(20,886)
Noncontrolling interest	(13)	(13)
Total shareholders’ equity	76,316	75,162
Total liabilities and shareholders’ equity	$575,782	$572,609

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	December 31, 2015	December 31, 2014
Interest income:
Interest and fees on loans	$25,177	$26,929
Interest on investment securities:
Taxable	4,014	3,710
Tax-exempt	589	609
Other interest and dividends	117	113
Total interest income	29,897	31,361
Interest expense:
Interest on deposits	2,262	2,522
Interest on short-term borrowings	3	2
Interest on long-term debt	24	29
Total interest expense	2,289	2,553
Net interest income	27,608	28,808
Provision (reduction in reserve) for loan losses	216	(74)
Net interest income after provision (reduction in reserve) for loan losses	27,392	28,882
Non-interest income:
Service and other charges on deposit accounts	1,844	2,096
Credit insurance income	501	694
Other income	2,186	2,301
Total non-interest income	4,531	5,091
Non-interest expense:
Salaries and employee benefits	16,664	16,690
Net occupancy and equipment	3,116	3,226
Other real estate/foreclosure expense, net	1,027	1,077
Other expense	7,570	7,602
Total non-interest expense	28,377	28,595
Income before income taxes	3,546	5,378
Provision for income taxes	951	1,829
Net income	$2,595	$3,549
Basic net income per share	$0.42	$0.58
Diluted net income per share	$0.41	$0.57
Dividends per share	$0.08	$0.03

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2014 and 2015
	Common Stock	Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock, at Cost	Non- Controlling Interest	Total Shareholders’ Equity
	(Dollars in Thousands)
Balance, December 31, 2013	$73	$9,284	$529	$81,214	$(20,992)	$(13)	$70,095
Net income	—	—	—	3,549	—	—	3,549
Other comprehensive income	—	—	1,300	—	—	—	1,300
Dividends declared: $.03 per share	—	—	—	(181)	—	—	(181)
Common stock options and awards issued, net	—	293	—	—	—	—	293
Treasury stock reissued (4,468 shares)	—	—	—	—	106	—	106
Balance, December 31, 2014	$73	$9,577	$1,829	$84,582	$(20,886)	$(13)	$75,162
Net income	—	—	—	2,595	—	—	2,595
Other comprehensive income (loss)	—	—	(1,293)	—	—	—	(1,293)
Dividends declared: $.08 per share	—	—	—	(484)	—	—	(484)
Common stock options and awards issued, net	—	267	—	—	—	—	267
Treasury stock reissued (4,495 shares)	—	—	—	—	69	—	69
Balance, December 31, 2015	$73	$9,844	$536	$86,693	$(20,817)	$(13)	$76,316

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Years Ended December 31,
	2015	2014
Net income	$2,595	$3,549
Other comprehensive income:
Unrealized holding (losses) gains on securities available-for-sale arising during period, net of tax expense (benefit) of $(650) and $815, respectively	(1,070)	1,358
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax of $134 and $34, respectively	(223)	(58)
Other comprehensive (loss) income	(1,293)	1,300
Total comprehensive income	$1,302	$4,849

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,595	$3,549
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	871	803
Provision (reduction in reserve) for loan losses	216	(74)
Deferred income tax provision	926	1,812
Net gain on sale and prepayment of securities	(462)	(104)
Stock-based compensation expense	416	443
Gain on dissolution of partnership	—	(221)
Net amortization of securities	1,681	1,173
Net loss on premises and equipment and other real estate	970	975
Changes in assets and liabilities:
Decrease in accrued interest receivable	402	467
Decrease in other assets	431	734
Decrease in accrued interest expense	(41)	(45)
Decrease in other liabilities	(605)	(949)
Net cash provided by operating activities	7,400	8,563
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(64,066)	(102,552)
Purchases of investment securities held-to-maturity	(27,769)	(16,310)
Proceeds from sales of investment securities available-for-sale	15,754	1,095
Proceeds from maturities and prepayments of investment securities available-for-sale	51,326	33,292
Proceeds from maturities and prepayments of investment securities held-to-maturity	24,342	22,193
Net (increase) decrease in Federal Home Loan Bank stock	(288)	168
Proceeds from the sale of premises and equipment and other real estate	4,147	6,334
Proceeds from dissolution of partnership	—	1,000
Net change in loan portfolio	691	35,967
Purchases of premises and equipment	(3,664)	(1,708)
Net cash provided by (used in) investing activities	473	(20,521)
Cash flows from financing activities:
Net decrease in customer deposits	(4,401)	(620)
Net decrease in short-term borrowings	(82)	(795)
Proceeds from Federal Home Loan Bank advances	12,000	—
Repayment of Federal Home Loan Bank advances	(5,000)	—
Dividends paid	(484)	(181)
Net cash provided by (used in) financing activities	2,033	(1,596)
Net increase (decrease) in cash and cash equivalents	9,906	(13,554)
Cash and cash equivalents, beginning of period	34,166	47,720
Cash and cash equivalents, end of period	$44,072	$34,166

The accompanying notes are an integral part of these consolidated statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1.	DESCRIPTION OF BUSINESS

United Security Bancshares, Inc. (“USBI”) and its wholly-owned subsidiary, First US Bank (the “Bank” or “FUSB”), provide commercial banking services to customers through twenty banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama.  The Bank was formerly known as First United Security Bank and changed its name to First US Bank on December 15, 2014.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company organized for the purpose of making consumer loans and purchasing consumer loans from vendors. ALC has offices located within the communities served by the Bank, as well as offices outside of the Bank’s market area in Alabama and southeast Mississippi. The Bank also owns all of the stock of FUSB Reinsurance, Inc. (“FUSB Reinsurance”), an Arizona corporation. FUSB Reinsurance is an insurance company that underwrites credit life and accidental death insurance related to loans written by the Bank and ALC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of USBI, the Bank and its wholly-owned subsidiaries (collectively, the “Company”) and one variable interest entity (“VIE”). All significant intercompany balances and transactions have been eliminated. The Company consolidates an entity if the Company has a controlling financial interest in the entity. VIEs are consolidated if the Company has the power to direct the significant economic activities of the VIE that impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant (i.e., the Company is the primary beneficiary). The assessment of whether or not the Company is the primary beneficiary of a VIE is performed on an ongoing basis. See Note 7, “Investment in Limited Partnership,” for further discussion of the consolidated VIE.

Use of Estimates

The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period included in the consolidated statements of operations and of cash flows. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant changes in the near term relate to the accounting for the allowance for loan losses, the value of other real estate owned (“OREO”) and certain collateral-dependent loans, and deferred tax asset valuation. In connection with the determination of the allowance for loan losses and other real estate owned, in some cases, management obtains independent appraisals for significant properties, evaluates the overall portfolio characteristics and delinquencies and monitors economic conditions.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
	(Dollars in Thousands)
Cash paid during the period for:
Interest	$2,330	$2,598
Income taxes	63	52
Non-cash transactions:
Repossessed and foreclosed assets acquired in settlement of loans	3,177	5,518
Reissuance of treasury stock as compensation	69	106

Revenue Recognition

The main source of revenue for the Company is interest revenue, which is recognized on an accrual basis and calculated through the use of non-discretionary formulas based on written contracts, such as loan agreements or securities contracts. Loan origination fees are amortized into interest income over the term of the loan. Other types of non-interest revenue, such as service charges on deposits, are accrued and recognized into income as services are provided and the amount of fees earned is reasonably determinable.

Reinsurance Activities

The Company assumes insurance risk related to credit life and credit accident and health insurance written by a non-affiliated insurance company for its customers that choose such coverage through a quota share reinsurance agreement. Assumed premiums on credit life insurance are deferred and earned over the period of insurance coverage using either a pro rata method or the effective yield method, depending on whether the amount of insurance coverage generally remains level or declines. Assumed premiums for accident and health policies are earned on an average of the pro rata and the effective yield methods.

Other liabilities include reserves for incurred but unpaid credit insurance claims for policies assumed under the quota share reinsurance agreement. These insurance liabilities are based on acceptable actuarial methods. Such liabilities are necessarily based on estimates, and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings currently.

Investment Securities

Securities may be held in three portfolios: trading account securities, securities held-to-maturity and securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no trading account securities as of December 31, 2015 or 2014. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. When the fair value of a security falls below carrying value, an evaluation must be made to determine if the unrealized loss is a temporary or other-than-temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down by a charge to operations to the extent that the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income or loss. The Company uses a systematic methodology to evaluate potential impairment of its investments that considers, among other things, the magnitude and duration of the decline in fair value, the financial health and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Allowance for Loan Losses

The allowance for loan losses is determined based on various components for individually impaired loans and for homogeneous pools of loans. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries by portfolio segment. The methodology for determining charge-offs is consistently applied to each segment. The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, and changes in its risk profile, credit concentrations, historical trends and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows, discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, loss experience and other factors. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from estimates. However, estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings during periods in which they become known.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation, and amortization is computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range from three to forty years.

Other Real Estate Owned (OREO)

Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value based on appraised value, less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Gains or losses realized upon the sale of OREO and additional losses related to subsequent valuation adjustments are determined on a specific property basis and are included as a component of non-interest expense along with carrying costs.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Reclassification

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of USBI’s Board of Directors. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period. The dilutive shares consist of nonqualified stock option grants issued to employees and members of USBI’s Board of Directors pursuant to the United Security Bancshares, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) previously approved by USBI’s shareholders. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Basic shares	6,137,704	6,127,232
Dilutive shares	175,550	83,400
Diluted shares	6,313,254	6,210,632

	Year Ended December 31,
	2015	2014
	(Dollars in Thousands, Except Per Share Data)
Net income	$2,595	$3,549
Basic net income per share	$0.42	$0.58
Diluted net income per share	$0.41	$0.57

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On February 24, 2016, the Company granted a total of 97,000 nonqualified stock options to certain management employees and members of the Board of Directors. These options are dilutive; however, since they were granted subsequent to December 31, 2015, they are not included in dilutive shares in the table above.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).”  Issued in February 2016, ASU 2016-02 will require organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all leases with a term of more than 12 months.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee are not significantly changed under ASU 2016-02.  There will continue to be differentiation between finance leases and operating leases.  For finance leases, a lessee will be required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (ii) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of income; and (iii) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability within operating activities on the statement of cash flows.  For operating leases, a lessee will be required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and (iii) classify all cash payments within operating activities in the statement of cash flows. The accounting applied by the lessor in a lease transaction remains largely unchanged from previous U.S. GAAP.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020.  The Company is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification).”  Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information.  The amendments to ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value, with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; and (iii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments of ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” Issued in April 2015, ASU 2015-05 provides guidance on how customers should evaluate whether such arrangements contain a software license that should be accounted for separately. A customer that determines that a cloud computing arrangement contains a software license must account for the license consistently with the acquisition of other software licenses. If an arrangement does not contain a software license, then the customer is required to account for it as a service contract. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. The guidance is effective for annual and interim periods beginning after December 15, 2015. Entities can elect to apply the guidance either retrospectively or prospectively to all cloud computing arrangements entered into or materially modified after the effective date. Management is currently evaluating the impact that ASU 2015-05 will have on the Company’s consolidated financial statements; however, the adoption of ASU 2015-05 is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” Issued in February 2015, ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and certain entities involved in securitization transactions. ASU 2015-02 focuses on the consolidation criteria for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The new standard simplifies and improves current U.S. GAAP by: (i) placing more emphasis on risk of loss when determining a controlling financial interest; (ii) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE; and (iii) changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. Management is currently evaluating the impact, if any, that ASU 2015-02 will have on its consolidated financial statements; however, the adoption of ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, Revenue from Contracts with Customers, and will supersede revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition, and certain cost guidance in FASB ASC Topic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts.  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction-specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount to which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements, as well as the most appropriate method of application; however, regardless of the method of application selected, the adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).”  Issued in January 2014, ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized.  ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure. The amendments to ASU 2014-04 became effective for the Company on January 1, 2015 and were applied using the prospective transition method as described in ASU 2014-04. The adoption of ASU 2014-04 did not have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB voted to set the effective date of its planned guidance on the Current Expected Credit Loss (“CECL”) model. Under the CECL model, an entity would reserve for all contractual cash flows not expected to be collected from a recognized financial asset (or group of financial assets) or commitment to extend credit.  The estimate of expected credit losses would consider all contractual cash flows over the life of the asset.  The estimate would be developed based on historic loss experience for similar assets as well as management’s assessment of current conditions and reasonable and supportable forecasts about the future. The FASB expects to publish a final ASU on credit losses in early 2016.  The planned guidance will be effective for the Company for interim and annual periods beginning after December 15, 2018.  Management is currently evaluating the impact that this amendment will have on the Company’s consolidated financial statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of December 31, 2015 and 2014 are as follows:

	Available-for-Sale
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$135,104	$998	$(608)	$135,494
Commercial	45,961	164	(616)	45,509
Obligations of states and political subdivisions	14,071	931	(4)	14,998
Obligations of U.S. government-sponsored agencies	1,999	—	(17)	1,982
Corporate notes	780	—	—	780
U.S. Treasury securities	80	—	—	80
Total	$197,995	$2,093	$(1,245)	$198,843

	Held-to-Maturity
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$16,321	$33	$(170)	$16,184
Obligations of U.S. government-sponsored agencies	13,766	19	$(71)	13,714
Obligations of states and political subdivisions	2,272	18	(4)	2,286
Total	$32,359	$70	$(245)	$32,184

	Available-for-Sale
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$139,980	$1,896	$(192)	$141,684
Commercial	35,873	164	(93)	35,944
Obligations of states and political subdivisions	15,673	1,241	—	16,914
Obligations of U.S. government-sponsored agencies	6,360	5	(1)	6,364
U.S. Treasury securities	4,153	—	(93)	4,060
Total	$202,039	$3,306	$(379)	$204,966

	Held-to-Maturity
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$10,666	$65	$(2)	$10,729
Obligations of U.S. government-sponsored agencies	17,870	19	(52)	17,837
Obligations of states and political subdivisions	584	4	—	588
Total	$29,120	$88	$(54)	$29,154

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of December 31, 2015 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$487	$496	$—	$—
Maturing after one to five years	5,765	5,962	1,608	1,602
Maturing after five to ten years	118,161	118,360	12,824	12,814
Maturing after ten years	73,582	74,025	17,927	17,768
Total	$197,995	$198,843	$32,359	$32,184

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2015 and 2014.

	Available-for-Sale
	December 31, 2015
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$83,403	$(458)	$9,061	$(150)
Commercial	24,337	(272)	8,918	(344)
Obligations of U.S. government-sponsored agencies	1,982	(17)	—	—
Corporate notes	779	—	—	—
Obligations of states and political subdivisions	707	(4)	—	—
Total	$111,208	$(751)	$17,979	$(494)

	Held-to-Maturity
	December 31, 2015
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$14,143	$(170)	$—	$—
Obligations of U.S. government-sponsored agencies	11,163	(44)	1,560	(27)
Obligations of states and political subdivisions	572	(4)	—	—
Total	$25,878	$(218)	$1,560	$(27)

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the Company intends to sell securities, and (iv) whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

As of December 31, 2015, 13 debt securities had been in a loss position for more than 12 months, and 102 debt securities had been in a loss position for less than 12 months. As of December 31, 2014, 10 debt securities had been in a loss position for more than 12 months, and 31 debt securities had been in a loss position for less than 12 months. As of both December 31, 2015 and 2014, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuer for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of December 31, 2015 and 2014.

Investment securities available-for-sale with a carrying value of $61.3 million and $61.1 million as of December 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes.

Gains realized on sales of securities available-for-sale were approximately $0.4 million and $0.1 million in 2015 and 2014, respectively. There were no losses on sales of securities during 2015 and 2014.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Secured by multi-family residential properties – This portfolio segment primarily includes mortgage loans secured by apartment buildings.

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

Other loans – Other loans include credit cards, overdrawn checking accounts reclassified to loans and overdraft lines of credit.

As of December 31, 2015 and 2014, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	December 31, 2015
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$11,827	$—	$11,827
Secured by 1-4 family residential properties	30,730	17,233	47,963
Secured by multi-family residential properties	11,845	—	11,845
Secured by non-farm, non-residential properties	83,883	—	83,883
Other	115	—	115
Commercial and industrial loans	29,377	—	29,377
Consumer loans	7,057	76,131	83,188
Other loans	379	—	379
Total loans	175,213	93,364	268,577
Less: Unearned interest, fees and deferred cost	149	9,215	9,364
Allowance for loan losses	1,329	2,452	3,781
Net loans	$173,735	$81,697	$255,432

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$10,431	$—	$10,431
Secured by 1-4 family residential properties	30,795	21,309	52,104
Secured by multi-family residential properties	20,403	—	20,403
Secured by non-farm, non-residential properties	104,883	—	104,883
Other	58	—	58
Commercial and industrial loans	16,838	—	16,838
Consumer loans	7,188	61,833	69,021
Other loans	579	—	579
Total loans	191,175	83,142	274,317
Less: Unearned interest, fees and deferred cost	189	8,444	8,633
Allowance for loan losses	3,486	2,682	6,168
Net loans	$187,500	$72,016	$259,516

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 58.0% and 68.5% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of December 31, 2015 and 2014, respectively.

Related Party Loans:

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with non-related parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of December 31, 2015 and 2014 were $2.9 million and $3.1 million, respectively. During the year ended December 31, 2015, there were no new loans to these related parties, and repayments by active related parties were $0.2 million. During the year ended December 31, 2014, there were no new loans to these related parties, and repayments by active related parties were $0.5 million.

Allowance for Loan Losses:

The following tables present changes in the allowance for loan losses by loan portfolio segment and loan type as of December 31, 2015 and 2014:

	FUSB
	December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$141	$2,810	$114	$421	$—	$3,486
Charge-offs	—	(767)	(17)	(68)	—	(852)
Recoveries	61	12	70	111	—	254
Provision	(69)	(937)	(139)	(428)	14	(1,559)
Ending balance	133	1,118	28	36	14	1,329
Ending balance individually evaluated for impairment	80	230	—	—	—	310
Ending balance collectively evaluated for impairment	$53	$888	$28	$36	$14	$1,019
Loan receivables:
Ending balance	29,377	107,670	7,057	30,730	379	175,213
Ending balance individually evaluated for impairment	444	2,270	—	—	—	2,714
Ending balance collectively evaluated for impairment	$28,933	$105,400	$7,057	$30,730	$379	$172,499

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	ALC
	December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,336	$346	$—	$2,682
Charge-offs	—	—	(2,552)	(187)	—	(2,739)
Recoveries	—	—	712	22	—	734
Provision	—	—	1,706	69	—	1,775
Ending balance	—	—	2,202	250	—	2,452
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$2,202	$250	$—	$2,452
Loan receivables:
Ending balance	—	—	76,131	17,233	—	93,364
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$76,131	$17,233	$—	$93,364

	FUSB & ALC
	December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$141	$2,810	$2,450	$767	$—	$6,168
Charge-offs	—	(767)	(2,569)	(255)	—	(3,591)
Recoveries	61	12	782	133	—	988
Provision	(69)	(937)	1,567	(359)	14	216
Ending balance	133	1,118	2,230	286	14	3,781
Ending balance individually evaluated for impairment	80	230	—	—	—	310
Ending balance collectively evaluated for impairment	$53	$888	$2,230	$286	$14	$3,471
Loan receivables:
Ending balance	29,377	107,670	83,188	47,963	379	268,577
Ending balance individually evaluated for impairment	444	2,270	—	—	—	2,714
Ending balance collectively evaluated for impairment	$28,933	$105,400	$83,188	$47,963	$379	$265,863

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Credit Quality Indicators:

The Bank utilizes a credit grading system that provides a uniform framework for establishing and monitoring credit risk in the loan portfolio. Under this system, each loan is graded, based on pre-determined risk metrics, and categorized into one of nine risk grades. These risk grades can be further summarized into categories described as pass, special mention, substandard, doubtful and loss, as described in further detail below.

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•

Doubtful (Risk Grade 8): Loans classified as doubtful have all the weaknesses found in substandard loans, with the added characteristic that the weaknesses make collection of the debt in full, based on currently existing facts, conditions and values, highly questionable and improbable. Serious problems exist such that partial loss of principal is likely; however, because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined. Such pending factors may include proposed merger, acquisition or liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans. Loans classified as doubtful may include loans to borrowers that have demonstrated a history of failing to live up to agreements.

•

Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these worthless assets, even though partial recovery may be effected in the future.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2015.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$9,862	$—	$1,965	$—	$11,827
Secured by 1-4 family residential properties	29,252	228	1,250	—	30,730
Secured by multi-family residential properties	11,845	—	—	—	11,845
Secured by non-farm, non-residential properties	78,647	4,315	921	—	83,883
Other	115	—	—	—	115
Commercial and industrial loans	28,170	482	725	—	29,377
Consumer loans	6,905	—	152	—	7,057
Other loans	379	—	—	—	379
Total	$165,175	$5,025	$5,013	$—	$175,213

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$16,964	$269	$17,233
Consumer loans	74,743	1,388	76,131
Total	$91,707	$1,657	$93,364

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2014.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$5,326	$2,515	$2,590	$—	$10,431
Secured by 1-4 family residential properties	27,956	638	2,201	—	30,795
Secured by multi-family residential properties	18,033	—	2,370	—	20,403
Secured by non-farm, non-residential properties	86,812	10,905	7,166	—	104,883
Other	58	—	—	—	58
Commercial and industrial loans	14,915	1,222	701	—	16,838
Consumer loans	6,744	105	339	—	7,188
Other loans	577	—	2	—	579
Total	$160,421	$15,385	$15,369	$—	$191,175

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$20,778	$531	$21,309
Consumer loans	60,459	1,374	61,833
Total	$81,237	$1,905	$83,142

The following tables provide an aging analysis of past due loans by class as of December 31, 2015.

	FUSB
	As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$86	$86	$11,741	$11,827	$—
Secured by 1-4 family residential properties	118	206	360	684	30,046	30,730	—
Secured by multi-family residential properties	—	—	—	—	11,845	11,845	—
Secured by non-farm, non-residential properties	530	—	148	678	83,205	83,883	—
Other	—	—	—	—	115	115	—
Commercial and industrial loans	22	52	—	74	29,303	29,377	—
Consumer loans	49	4	83	136	6,921	7,057	—
Other loans	—	—	—	—	379	379	—
Total	$719	$262	$677	$1,658	$173,555	$175,213	$—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ALC
As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	91	206	252	549	16,684	17,233	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	965	567	1,377	2,909	73,222	76,131	—
Other loans	—	—	—	—	—	—	—
Total	$1,056	$773	$1,629	$3,458	$89,906	$93,364	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2014.

	FUSB
	As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$41	$—	$86	$127	$10,304	$10,431	$—
Secured by 1-4 family residential properties	200	20	852	1,072	29,723	30,795	—
Secured by multi-family residential properties	—	—	—	—	20,403	20,403	—
Secured by non-farm, non-residential properties	268	159	1,743	2,170	102,713	104,883	—
Other	—	—	—	—	58	58	—
Commercial and industrial loans	—	8	—	8	16,830	16,838	—
Consumer loans	12	3	24	39	7,149	7,188	—
Other loans	4	—	12	16	563	579	11
Total	$525	$190	$2,717	$3,432	$187,743	$191,175	$11

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ALC
As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	182	147	501	830	20,479	21,309	401
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	671	558	1,346	2,575	59,258	61,833	1,335
Other loans	—	—	—	—	—	—	—
Total	$853	$705	$1,847	$3,405	$79,737	$83,142	$1,736

The following table provides an analysis of non-accruing loans by class as of December 31, 2015 and 2014.

	Loans on Non-Accrual Status
	December 31, 2015	December 31, 2014
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$339	$956
Secured by 1-4 family residential properties	968	1,277
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	213	2,314
Commercial and industrial loans	47	139
Consumer loans	1,535	140
Total loans	$3,102	$4,826

Impaired Loans:

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2015, the carrying amount of impaired loans consisted of the following:

	December 31, 2015
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	54	54	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$54	$54	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$95
Secured by 1-4 family residential properties	198	198	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	573	573	130
Commercial and industrial	444	444	80
Total loans with an allowance recorded	$2,660	$2,660	$310
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$95
Secured by 1-4 family residential properties	252	252	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	573	573	130
Commercial and industrial	444	444	80
Total impaired loans	$2,714	$2,714	$310

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The average net investment in impaired loans and interest income recognized and received on impaired loans as of December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,493	$44	$46
Secured by 1-4 family residential properties	139	14	14
Secured by multi-family residential properties	1,892	—	—
Secured by non-farm, non-residential properties	3,329	35	36
Commercial and industrial	264	26	26
Total	$7,117	$119	$122

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$2,769	$46	$46
Secured by 1-4 family residential properties	143	3	3
Secured by multi-family residential properties	3,565	178	170
Secured by non-farm, non-residential properties	8,186	324	320
Commercial and industrial	80	1	1
Total	$14,743	$552	$540

Loans on which the accrual of interest has been discontinued amounted to $3.1 million and $4.8 million as of December 31, 2015 and 2014, respectively. If interest on those loans had been accrued, there would have been $0.1 million of interest accrued as of both December 31, 2015 and 2014. Interest income related to these loans as of December 31, 2015 and 2014 was $0.3 million and $0.2 million, respectively.

Troubled Debt Restructurings:

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of December 31, 2015 and 2014, respectively, the Company had $0.5 million and $2.5 million of non-accruing loans that were previously restructured and that remained on non-accrual status. During the years ended December 31, 2015 and 2014, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans remaining in each loan category as of December 31, 2015 and 2014 that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	December 31, 2015			December 31, 2014
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	3	$2,220	$1,698	4	$3,282	$2,365
Secured by 1-4 family residential properties	4	200	103	4	200	156
Secured by non-farm, non-residential properties	2	113	52	6	1,448	1,299
Commercial loans	2	116	94	4	159	109
Total	11	$2,649	$1,947	18	$5,089	$3,929

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For those loans as of December 31, 2015 and 2014 that were previously modified in a troubled debt restructuring, the table below presents the number and recorded investment that defaulted subsequent to modification as a troubled debt restructuring.

	December 31, 2015		December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Secured by non-farm, non-residential properties	—	$—	2	$886
Total	—	$—	2	$886

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $1 thousand and $0.9 million as of December 31, 2015 and 2014, respectively.

5.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of December 31, 2015 and 2014.

	December 31, 2015
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning balance	$6,997	$738	$7,735
Transfers from loans	2,013	360	2,373
Sales proceeds	(3,374)	(164)	(3,538)
Gross gains	4	—	4
Gross losses	(269)	(75)	(344)
Net gains (losses)	(265)	(75)	(340)
Impairment	(44)	(148)	(192)
Ending balance	$5,327	$711	$6,038

	December 31, 2014
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning balance	$8,463	$847	$9,310
Transfers from loans	4,503	394	4,897
Sales proceeds	(5,582)	(288)	(5,870)
Gross gains	387	4	391
Gross losses	(512)	(159)	(671)
Net gains (losses)	(125)	(155)	(280)
Impairment	(262)	(60)	(322)
Ending balance	$6,997	$738	$7,735

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Fair value less estimated cost to sell of foreclosed residential real estate held by the Company was $1.2 million and $1.3 million as of December 31, 2015 and 2014, respectively. In addition, the Company held $0.2 million in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of both December 31, 2015 and 2014.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	PREMISES AND EQUIPMENT

Premises and equipment and applicable depreciable lives are summarized as follows:

	2015	2014
	(Dollars in Thousands)
Land	$2,197	$2,151
Premises (40 years)	14,527	12,340
Furniture, fixtures, and equipment (3-7 years)	13,474	12,895
Total	30,198	27,386
Less accumulated depreciation	(19,333)	(18,688)
	10,865	8,698
Construction in progress	1,219	1,066
Total	$12,084	$9,764

Depreciation expense of $0.9 million and $0.8 million was recorded in 2015 and 2014, respectively, on premises and equipment. Construction in progress as of December 31, 2015 primarily related to the cost of capital improvements on property acquired by the Bank in Tuscaloosa, Alabama, as well as capital improvements on the Bank’s principal office in Thomasville, Alabama.

7.	INVESTMENT IN LIMITED PARTNERSHIP

The Bank holds investments in affordable housing projects for which it provides funding as a limited partner and has received tax credits related to its investments in the projects based on its partnership share.  The net assets of the partnership consist primarily of apartment complexes, and the primary liabilities consist of those associated with the operation of the partnership.  The Company has determined that this structure requires evaluation as a VIE under ASC Topic 810, Consolidation.  The Company consolidates one fund in which it has a 99.9% limited partnership interest.  Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both December 31, 2015 and 2014.

8.	DEPOSITS

As of December 31, 2015, the scheduled maturities of the Bank’s time deposits were as follows:

December 31, 2015
(Dollars in Thousands)
2016	$122,837
2017	29,358
2018	9,959
2019	6,375
2020 and thereafter	12,912
Total	$181,441

Total time deposits greater than $0.25 million totaled $25.0 million and $22.7 million as of December 31, 2015 and 2014, respectively. In addition, included in total deposits, the Company held brokered certificates of deposit totaling $8.8 million and $7.6 million as of December 31, 2015 and 2014, respectively. Deposits from related parties held by the Company amounted to $4.6 million and $3.8 million at December 31, 2015 and 2014, respectively.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term Federal Home Loan Bank (“FHLB”) advances.  Short-term borrowings totaled $7.4 million and $0.4 million as of December 31, 2015 and 2014, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both December 31, 2015 and 2014, there were no federal funds purchased outstanding, and the Bank had $18.8 million in available unused lines.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of both December 31, 2015 and 2014 totaled $0.4 million.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source.  As of December 31, 2015, the Bank had $7.0 million in outstanding FHLB advances with a maturity date of less than 30 days.  There were no short-term FHLB advances outstanding as of December 31, 2014.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. The Company had long-term FHLB advances outstanding of $5.0 million as of both December 31, 2015 and 2014.

The following summarizes information concerning long-term FHLB advances and other borrowings:

	2015	2014
	(Dollars in Thousands)
Balance at year-end	$5,000	$5,000
Average balance during the year	4,178	5,000
Maximum month-end balance during the year	5,000	5,000
Average rate paid during the year	0.59%	0.57%
Weighted average remaining maturity	1.33 years	0.67 years

Assets pledged associated with FHLB advances totaled $14.0 million and $5.7 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Bank had $152.5 million and $166.8 million, respectively, in remaining credit from the FHLB (subject to available collateral).

11.	INCOME TAXES

The consolidated provisions for income taxes for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
	(Dollars in Thousands)
Federal
Current	$10	$4
Deferred	835	1,213
	845	1,217
State
Current	15	13
Deferred	91	599
	106	612
Total	$951	$1,829

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The consolidated tax expense (benefit) differed from the amount computed by applying the federal statutory income tax rate of 26.8%, as described in the following table:

	2015	2014
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$1,206	$1,828
Increase (decrease) resulting from:
Tax-exempt interest	(240)	(276)
Bank-owned life insurance	(108)	(111)
State income tax expense, net of federal income taxes	100	279
Other	(7)	109
Total	$951	$1,829

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 are presented below:

	2015	2014
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,395	$2,276
Deferred compensation	1,617	1,586
Deferred commissions and fees	165	181
Impairment OREO	924	1,199
Federal net operating loss carryforwards	3,591	3,360
State net operating loss carryforwards	231	230
Federal alternative minimum tax and general business credits carryforwards	254	231
Other	467	464
Total gross deferred tax assets	8,644	9,527
Deferred tax liabilities:
Premises and equipment	411	490
Limited partnerships	106	—
Unrealized gain on securities available-for-sale	312	1,098
Other	17	—
Total gross deferred tax liabilities	846	1,588
Net deferred tax asset, included in other assets	$7,798	$7,939

As of December 31, 2015 and 2014, the Company had $4.1 million and $3.8 million related to federal and state net operating loss and tax credit carryforwards that can be used to offset income in future periods and reduce income taxes payable in those future periods.   The majority of these carryforwards will not begin to expire until 2032.  The remaining deferred tax assets, which totaled $3.7 million and $4.1 million as of December 31, 2015 and 2014, respectively, do not have an expiration date.

The Company’s determination of the realization of net deferred tax assets at December 31, 2015 and 2014 was based on management’s assessment of all available positive and negative evidence.  As of both December 31, 2015 and December 31, 2014, the Company was not in a three-year cumulative loss position.  In addition, the Company has positive evidence supporting the realization of its net deferred tax assets as of December 31, 2015, including the reversal of taxable temporary differences, a strong history of earnings, and tax planning strategies including the conversion of tax-exempt investments to taxable investments to generate future taxable income to prevent tax attributes, including net operating losses, from expiring unutilized.  Accordingly, a valuation allowance was not established as of December 31, 2015 or December 31, 2014.

The Company files a consolidated income tax return with the federal government and the State of Alabama. ALC files a Mississippi state income tax return related to operations from its Mississippi branches. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it files for the years ended December 31, 2012 through 2015.

As of December 31, 2015, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015. As of December 31, 2015, the Company had accrued no interest and no penalties related to uncertain tax positions.

12.	EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan, the United Security Bancshares, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows participants to defer a portion of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2015 and 2014, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. The 401(k) Plan also allows the Company to make discretionary matching contributions on behalf of participants equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2015 or 2014. The Company’s matching contributions to the 401(k) Plan totaled $0.4 million and $0.3 million in 2015 and 2014, respectively.

Participants can elect to invest up to 20% of incoming contributions (measured at the time of investment) in the 401(k) Plan in the form of Company stock. The 410(k) Plan held 286,725 and 292,989 shares of Company stock as of December 31, 2015 and 2014, respectively. These shares are allocated to participants in the 401(k) Plan and, accordingly, are included in the earnings per share calculations.

13.	DEFERRED COMPENSATION PLAN

The Bank has entered into supplemental compensation benefits agreements with certain directors and executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.6 million and $3.5 million as of December 31, 2015 and 2014, respectively.

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

Neither USBI nor the Bank makes any contribution to participants’ accounts under the Deferral Plan.

14.	STOCK OPTION GRANTS

As of December 31, 2015 and 2014, the Company had outstanding stock options granted by USBI to certain employees and non-employee directors under the 2013 Incentive Plan. The stock option awards were granted with an exercise price equal to the market price of USBI’s common stock on the date of the grant.  The awards granted were either fully vested or had a vesting period of one year, with a contractual 10-year term. The Company recognizes the cost of services received in exchange for stock options based on the grant date fair value of the award. The fair value is determined using the Black-Scholes option pricing model, and the compensation cost is recognized on a straight-line basis over the vesting period of the award. Stock-based compensation expense related to stock options was $0.3 million for the years ended December 31, 2015 and 2014. The following table summarizes the Company’s stock option activity for 2015 and 2014.

	December 31, 2015		December 31, 2014
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of year	83,400	$8.09	—	$—
Granted	96,150	8.23	83,400	8.09
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	4,000	8.08	—	—
Options outstanding, end of year	175,550	$8.17	83,400	$8.09
Options exercisable, end of year	80,400	$8.09	72,650	$8.10

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The awards granted in both 2015 and 2014 had a vesting period of one year, with a contractual 10-year term. To calculate the fair value of the awards in both years, the Company used an expected option life of 7.5 years, a dividend rate of 1.5%, and stock price volatility based on a three-year stock price history. The risk-free interest rate used in the calculation was 1.5% for the options issued in 2015 and 2.8% in 2014. The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of the underlying stock exceeds the exercise price of the option) was approximately $0.1 million as of both December 31, 2015 and 2014.

15.	SHAREHOLDERS’ EQUITY

Dividends are paid at the discretion of the Company’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are the Company’s primary source of funds for the payment of dividends to shareholders. In addition, federal and state regulatory agencies have the authority to prevent the Company from paying a dividend to shareholders. During the years ended December 31, 2015 and 2014, the Company declared dividends of $0.5 million and $0.2 million, or $0.08 and $0.03 per share, respectively.

Regulatory Capital

As of January 1, 2015, FUSB was subject to revised capital requirements as described in the section captioned “Capital Adequacy Guidelines” included in Part I, Item I of this report.  Under the revised requirements, FUSB is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies.   These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of FUSB and USBI, and could impact USBI’s ability to pay dividends.  As of December 31, 2015, FUSB exceeded all applicable minimum capital standards.  In addition, FUSB met applicable regulatory guidelines to be considered well-capitalized as of December 31, 2015.  To be categorized in this manner, FUSB maintained common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the table below.  In addition, FUSB was not subject to any written agreement, order or capital directive or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific level for any capital measures.

The following table provides FUSB’s actual regulatory capital amounts and ratios under regulatory capital standards if effect at December 31, 2015 (Basel III) and December 31, 2014 (Basel I) (dollars in thousands):

	2015
	Actual Regulatory Capital
	Amount	Ratio	Minimum Requirement	To Be Well Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$71,887	22.19%	4.50%	6.50%
Tier 1 capital (to risk-weighted assets)	71,887	22.19%	6.00%	8.00%
Total capital (to risk-weighted assets)	75,668	23.35%	8.00%	10.00%
Tier 1 leverage (to average assets)	71,887	13.02%	4.00%	5.00%

	2014
	Actual Regulatory Capital
	Amount	Ratio	Minimum Requirement	To Be Well Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$65,908	21.52%	4.00%	6.00%
Total capital (to risk-weighted assets)	69,765	22.78%	8.00%	10.00%
Tier 1 leverage (to average assets)	65,908	11.85%	4.00%	5.00%

No significant conditions or events have occurred since December 31, 2015 that management believes have affected the Bank’s classification as “well capitalized.” Because of the size of the Company’s balance sheet, there is currently no requirement for separate reporting of capital amounts and ratios for USBI.  Accordingly, such amounts and ratios are not included herein.

The FDIC issued a notice of proposed rulemaking in June 2015 that it revised in January 2016 to set forth several significant proposed changes to the methodology for calculating deposit insurance assessments for banks with less than $10 billion in assets. Under the proposed rule, the current system would be eliminated, and the rate would instead be determined based on a

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

number of factors, including the bank’s CAMELS ratings, leverage ratio, net income, non-performing loan ratios, OREO ratios, core deposit ratios, one-year organic asset growth and a loan mix index. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. The loan mix index component of the assessment model requires banks to calculate each of their loan categories as a percentage of assets and then multiply each category by a standardized historical charge-off rate percentage provided by the FDIC, with a higher index leading to a higher assessment rate. The proposal would implement maximum assessment rates for institutions with a composite CAMELS rating of 1 or 2 and minimum rates for institutions with a rating of 3, 4 or 5. As revised, the rules would go into effect the quarter after the reserve ratio of the Deposit Insurance Fund reaches 1.15 percent (or the first quarter after a final rule is adopted that the rule can take effect, whichever is later).

Dividend Restrictions

Under applicable Delaware law, dividends may be paid only out of “surplus,” defined as an amount equal to the present fair value of the total assets of the corporation, minus the present fair value of the total liabilities of the corporation, minus the capital of the corporation as determined in accordance with the Delaware General Corporation Law. In the event that there is no surplus, dividends may be paid out of the net profits of the corporation for the fiscal year in which the dividend is declared and/or the immediately preceding fiscal year. Dividends may not be paid, however, out of net profits of the corporation if the capital represented by the issued and outstanding stock of all classes having a preference on the distribution of assets is impaired. Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the company’s capital, asset quality and financial condition.

Since it has no significant independent sources of income, USBI’s ability to pay dividends depends on its ability to receive dividends from the Bank. Under Alabama law, a state-chartered bank must annually transfer to surplus at least 10% of its “net earnings” (defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, less all current operating expenses, actual losses, accrued dividends on preferred stock, and all federal, state and local taxes) until the bank’s surplus is at least 20% of its capital. Until the bank’s surplus reaches this level, a bank may not declare a dividend in excess of 90% of its net earnings. Once a bank’s surplus equals or exceeds 20% of its capital, if the total of all dividends declared by the bank in a calendar year will exceed the sum of its net earnings for that year and its retained net earnings for the preceding two years (less any required transfers to surplus), then the bank must obtain prior written approval from the Superintendent of the Alabama State Banking Department. The bank may not pay any dividends or make any withdrawals or transfers from surplus without the prior written approval of the Superintendent. The FDIC prohibits the payment of cash dividends if (i) as a result of such payment, the bank would be undercapitalized or (ii) the bank is in default with respect to any assessment due to the FDIC, including a deposit insurance assessment. These restrictions could materially influence the Bank’s, and therefore USBI’s, ability to pay dividends.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company, FUSB and ALC.  The reportable segments were determined using the internal management reporting system. These segments comprise the Company’s and FUSB’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the tables below.

	2015
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$17,398	$16,312	$11	$(3,824)	$29,897
Total interest expense	2,299	3,814	—	(3,824)	2,289
Net interest income	15,099	12,498	11	—	27,608
Provision (reduction in reserve) for loan losses	(1,559)	1,775	—	—	216
Net interest income after provision (reduction in reserve)	16,658	10,723	11	$—	27,392
Total non-interest income	3,675	934	501	(579)	4,531
Total non-interest expense	17,571	9,909	1,476	(579)	28,377
Income (loss) before income taxes	2,762	1,748	(964)	—	3,546
Provision for income taxes	697	617	(363)	—	951
Net income (loss)	$2,065	$1,131	$(601)	$—	$2,595
Other significant items:
Total assets	$577,292	$85,887	$82,292	$(169,689)	$575,782
Total investment securities	231,122	—	80	—	231,202
Total loans, net	248,601	81,697	—	(74,866)	255,432
Investment in subsidiaries	5	—	76,891	(76,891)	5
Fixed asset additions	3,375	289	—	—	3,664
Depreciation and amortization expense	627	244	—	—	871
Total interest income from external customers	13,584	16,312	1	—	29,897
Total interest income from affiliates	3,814	—	10	(3,824)	—

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2014
	FUSB	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$18,595	$15,992	$11	$(3,237)	$31,361
Total interest expense	2,564	3,226	—	(3,237)	2,553
Net interest income	16,031	12,766	11	—	28,808
Provision (reduction in reserve) for loan losses	(1,920)	1,846	—	—	(74)
Net interest income after provision (reduction in reserve)	17,951	10,920	11	—	28,882
Total non-interest income	3,987	1,163	694	(753)	5,091
Total non-interest expense	18,508	9,953	887	(753)	28,595
Income (loss) before income taxes	3,430	2,130	(182)	—	5,378
Provision for income taxes	998	827	4	—	1,829
Net income (loss)	$2,432	$1,303	$(186)	$—	$3,549
Other significant items:
Total assets	$566,779	$75,046	$81,253	$(150,469)	$572,609
Total investment securities	234,006	—	80	—	234,086
Total loans, net	252,139	72,016	—	(64,639)	259,516
Investment in subsidiaries	5	—	76,129	(76,129)	5
Fixed asset additions	1,607	101	—	—	1,708
Depreciation and amortization expense	584	219	—	—	803
Total interest income from external customers	15,369	15,991	1	—	31,361
Total interest income from affiliates	3,226	—	11	(3,237)	—

17.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2015 and 2014 consisted of the following:

	2015	2014
	(Dollars in Thousands)
Fees for professional services	$995	$1,217
Postage, stationery and supplies	753	749
Telephone/data communication	671	642
Advertising and marketing	308	242
Computer services	967	441
Collection and recoveries	367	577
Other services	398	488
Insurance expense	579	574
FDIC insurance and state assessments	462	641
Other	2,070	2,031
Total	$7,570	$7,602

18.	OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and month-to-month rental agreements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a schedule, by year, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2015:

Year ending December 31,	Minimum Rental Payments
(Dollars in Thousands)
2016	$475
2017	350
2018	285
2019	252
2020	106
2021	20

Total rental expense under all operating leases was $0.8 million for both 2015 and 2014.

19.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2015 and 2014, there were no credit losses associated with derivative contracts.

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

	December 31,
	2015	2014
	(Dollars in Thousands)
Standby letters of credit	$683	$833
Commitments to extend credit	$61,427	$31,644

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. As of December 31, 2015 and 2014, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represents the Bank’s total credit risk in this category, is included in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of both December 31, 2015 and 2014, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Litigation

The Company is party to certain ordinary course litigation, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such ordinary course litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the periods ended December 31, 2015 or 2014.

Fair Value Measurements on a Recurring Basis

Securities Available-for-Sale

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

Interest Rate Cap Derivative Agreements

Interest rate cap agreements were included in other assets at fair value on the Company’s balance sheet as of both December 31, 2015 and 2014. The interest rate caps qualify as derivatives but are not designated as hedging instruments. Accordingly, changes

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in fair value are included in results of operations. The fair value of these agreements is based on information obtained from third-party financial institutions. This information is periodically evaluated by the Company and, as necessary, corroborated against other third-party valuations. The Company classifies these derivative assets within Level 2 of the valuation hierarchy.

The following table presents assets measured at fair value on a recurring basis as of December 31, 2015 and 2014. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of December 31, 2015 Using
	Totals At December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$135,494	$—	$135,494	$—
Commercial	45,509	—	45,509	—
Obligations of states and political subdivisions	14,998	—	14,998	—
Obligations of U.S. government-sponsored agencies	1,982	—	1,982	—
Corporate notes	780	—	780	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	3	—	3	—

	Fair Value Measurements as of December 31, 2014 Using
	Totals At December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$141,684	$—	$141,684	$—
Commercial	35,944	—	35,944	—
Obligations of states and political subdivisions	16,914	—	16,914	—
Obligations of U.S. government-sponsored agencies	6,364	—	6,364	—
U.S. Treasury securities	4,060	—	4,060	—
Other assets - derivatives	68	—	68	—

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

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OREO

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

The following table presents the balances of impaired loans and OREO measured at fair value on a non-recurring basis as of December 31, 2015 and 2014.

	Fair Value Measurements as of December 31, 2015 Using
	Totals At December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$2,350	$—	$—	$2,350
OREO	6,038	—	—	6,038

	Fair Value Measurements as of December 31, 2014 Using
	Totals At December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$1,456	$—	$—	$1,456
OREO	7,735	—	—	7,735

Non-Recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2015. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of December 31, 2015 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value as of December 31, 2015	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Impaired loans	$2,350	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)
OREO	$6,038	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Demand and savings deposits: The fair values of demand deposits are equal to the carrying value of such deposits. Demand deposits include non-interest-bearing demand deposits, savings accounts, NOW accounts and money market demand accounts.

Time deposits: The fair values of relatively short-term time deposits are equal to their carrying values. Discounted cash flows are used to value long-term time deposits. The discount rate used is based on interest rates currently offered by the Company on comparable deposits as to amount and term.

Short-term borrowings: These borrowings may consist of federal funds purchased, securities sold under agreements to repurchase and the floating rate borrowings from the FHLB account. Due to the short-term nature of these borrowings, fair values approximate carrying values.

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2015 and 2014.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2015 and 2014, were as follows:

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$44,072	$44,072	$44,072	$—	$—
Investment securities available-for-sale	198,843	198,843	—	198,843	—
Investment securities held-to-maturity	32,359	32,184	—	32,184	—
Federal Home Loan Bank stock	1,025	1,025	—	—	1,025
Loans, net of allowance for loan losses	255,432	256,392	—	—	256,392
Other assets – derivatives	3	3	—	3	—
Liabilities:
Deposits	479,258	478,833	—	478,833	—
Short-term borrowings	7,354	7,352	—	7,352	—
Long-term borrowings	5,000	4,977	—	4,977	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$34,166	$34,166	$34,166	$—	$—
Investment securities available-for-sale	204,966	204,966	—	204,966	—
Investment securities held-to-maturity	29,120	29,154	—	29,154	—
Federal Home Loan Bank stock	738	738	—	—	738
Loans, net of allowance for loan losses	259,516	259,337	—	—	259,337
Other assets – derivatives	68	68	—	68	—
Liabilities:
Deposits	483,659	484,108	—	484,108	—
Short-term borrowings	436	436	—	436	—
Long-term debt	5,000	5,007	—	5,007	—

21.	UNITED SECURITY BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

	Year Ended December 31,
	2015	2014
	(Dollars in Thousands)
Assets:
Cash on deposit	$150	$64
Investment in subsidiaries	76,499	75,676
Other assets	246	—
Total assets	$76,895	$75,740
Liabilities:
Other liabilities	$579	$578
Shareholders’ equity	76,316	75,162
Total liabilities and shareholders’ equity	$76,895	$75,740

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations

	Year Ended December 31,
	2015	2014
	(Dollars in Thousands)
Income:
Dividend income, First US Bank	$1,453	$381
Total income	$1,453	$381
Expense	707	372
Gain before equity in undistributed income of subsidiaries	$746	$9
Equity in undistributed income of subsidiaries	1,849	3,540
Net income	$2,595	$3,549

Statements of Cash Flows

	Year Ended December 31,
	2015	2014
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$2,595	$3,549
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income (loss) of subsidiaries	(1,849)	(3,539)
Change in other assets and liabilities	(176)	162
Net cash provided by operating activities	570	172
Cash flows from financing activities:
Dividends paid	(484)	(181)
Net cash provided by financing activities	(484)	(181)
Net increase (decrease) in cash	86	(9)
Cash at beginning of year	64	73
Cash at end of year	$150	$64

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.	QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Interest income	$7,513	$7,328	$7,735	$7,321	$7,686	$7,899	$7,930	$7,846
Interest expense	549	561	565	614	636	642	630	645
Net interest income	6,964	6,767	7,170	6,707	7,050	7,257	7,300	7,201
Provision (reduction in reserve) for loan losses	415	(78)	45	(166)	(169)	(55)	(264)	414
Net interest income after provision (reduction in reserve) for loan losses	6,549	6,845	7,125	6,873	7,219	7,312	7,564	6,787
Non-interest:
Income	1,176	996	1,068	1,291	1,279	1,180	1,485	1,147
Expense	7,203	7,090	7,107	6,977	7,246	7,242	7,223	6,884
Income before income taxes	522	751	1,086	1,187	1,252	1,250	1,826	1,050
Provision for income taxes	81	207	312	351	532	413	608	276
Net income after taxes	$441	$544	$774	$836	$720	$837	$1,218	$774
Earnings per common share:
Basic earnings	$0.07	$0.09	$0.13	$0.14	$0.12	$0.14	$0.20	$0.13
Diluted earnings	$0.07	$0.09	$0.12	$0.13	$0.12	$0.13	$0.20	$0.13
Dividends declared	$0.02	$0.02	$0.02	$0.02	$0.02	$0.01	$—	$—

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

USBI’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of USBI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2015, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, USBI’s management concluded, as of December 31, 2015, that USBI’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in USBI’s periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in USBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, USBI’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This report is included in Item 8 beginning on page 39 and is incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

USBI has adopted a Code of Business Conduct and Ethics for directors, officers (including its Chief Executive Officer and Chief Financial Officer) and employees.  The Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 14 to USBI’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-14549), filed on March 12, 2004.  USBI will provide any interested person a copy of the Code of Business Conduct and Ethics free of charge, upon written request to United Security Bancshares, Inc., Attention: Beverly J. Dozier, Corporate Secretary, 131 West Front Street, Post Office Box 249, Thomasville, Alabama 36784.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2015, the securities that were authorized for issuance under the United Security Bancshares, Inc. 2013 Incentive Plan (the “Omnibus Incentive Plan”) and the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Omnibus Incentive Plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards and performance compensation awards to our employees, consultants and directors and was approved by USBI’s shareholders in 2013. The Deferral Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in USBI’s common stock and was approved by USBI’s shareholders in 2004.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c) (excluding securities reflected in column(a))(1)
Equity compensation plans approved by shareholders	279,121	$8.16	(2)	424,450
Equity compensation plans not approved by shareholders	—	—		—
Total	279,121	$8.16	(2)	424,450

(1)	Does not include shares reserved for future issuance under the Deferral Plan. Includes shares available for issuance under the Omnibus Incentive Plan.
(2)	Does not include amounts deferred pursuant to the Deferral Plan, as there is no exercise price associated with these deferred amounts.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from USBI’s definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements of USBI and its subsidiaries, included herein in Item 8, are as follows:

•	Management’s Report on Internal Control over Financial Reporting;
•	Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC;
•	Consolidated Balance Sheets – December 31, 2015 and 2014;
•	Consolidated Statements of Operations – Years Ended December 31, 2015 and 2014;
•	Consolidated Statements of Changes In Shareholders’ Equity – Years Ended December 31, 2015 and 2014;
•	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2015 and 2014;
•	Consolidated Statements of Cash Flows – Years Ended December 31, 2015 and 2014; and
•	Notes to Consolidated Financial Statements – Years Ended December 31, 2015 and 2014.

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item above.

(a)(3)&(b) Exhibits.

The exhibits listed on the Exhibit Index beginning on page 89 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2016.

UNITED SECURITY BANCSHARES, INC.

By:	/s/ James F. House
James F. House
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2016
James F. House

/s/ Thomas S. Elley	Vice President, Treasurer, Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2016
Thomas S. Elley

/s/ Andrew C. Bearden, Jr.	Director	March 11, 2016
Andrew C. Bearden, Jr.

/s/ Linda H. Breedlove	Director	March 11, 2016
Linda H. Breedlove

/s/ Robert Stephen Briggs	Director	March 11, 2016
Robert Stephen Briggs

/s/ Sheri S. Cook	Director	March 11, 2016
Sheri S. Cook

/s/ Gerald P. Corgill	Director	March 11, 2016
Gerald P. Corgill

/s/ John C. Gordon	Director	March 11, 2016
John C. Gordon

/s/ William G. Harrison	Director	March 11, 2016
William G. Harrison

/s/ J. Lee McPhearson	Director	March 11, 2016
J. Lee McPhearson

/s/ Jack W. Meigs	Director	March 11, 2016
Jack W. Meigs

/s/ Aubrey S. Miller	Director	March 11, 2016
Aubrey S. Miller

/s/ Donna D. Smith	Director	March 11, 2016
Donna D. Smith

Signature	Title	Date

/s/ A. J. Strickland, III	Director	March 11, 2016
A. J. Strickland, III

/s/ Howard M. Whitted	Director	March 11, 2016
Howard M. Whitted

/s/ Bruce N. Wilson	Director	March 11, 2016
Bruce N. Wilson

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description

3.1

Certificate of Incorporation of United Security Bancshares, Inc. (incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-14549), filed on November 12, 1999).

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc. (incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K (File No. 000-14549), filed on August 29, 2007).

3.2A

First Amendment to the Amended and Restated Bylaws of United Security Bancshares, Inc. (incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K (File No. 000-14549), filed on February 24, 2012).

10.1

Amended and Restated Executive Employment Agreement, dated December 19, 2013 (effective as of January 1, 2014), by and among United Security Bancshares, Inc., First United Security Bank and James F. House (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on December 19, 2013).*

10.2

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Thomas S. Elley (incorporated herein by reference to Exhibit 10.1 to the Current Report on 8-K (File No. 000-14549), filed on May 23, 2014).*

10.3

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., Acceptance Loan Company, Inc. and William C. Mitchell (incorporated herein by reference to Exhibit 10.2 to the Current Report on 8-K (File No. 000-14549), filed on May 23, 2014).*

10.4	Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Anthony G. Cashio.*

10.5	Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Beverly J. Dozier.*

10.6

Form of Director Indemnification Agreement between United Security Bancshares, Inc. and its directors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 30, 2009).*

10.7

United Security Bancshares, Inc. 2013 Incentive Plan, effective March 22, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on May 22, 2013).*

10.8

Form of Nonqualified Stock Option Agreement under the United Security Bancshares, Inc. 2013 Incentive Plan – 2014 Grants (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 000-14549), filed on May 14, 2014).*

10.9

Form of Nonqualified Stock Option Agreement (Executive Officers and Directors – Immediate Vesting – 2014 Grants) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 000-14549), filed on November 13, 2014).*

10.10

Form of Nonqualified Stock Option Agreement (Executive Officers and Directors – One-Year Vesting – 2014 Grants) (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-14549), filed on March 12, 2015).*

10.11	Form of Nonqualified Stock Option Agreement (Directors – One-Year Vesting – 2016 Grants).*

10.12	Form of Nonqualified Stock Option Agreement (Employees – Three-Year Vesting – 2016 Grants).*

10.13

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-14549), filed on November 14, 2002).*

10.13A

First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Linda H. Breedlove, dated November 20, 2008 (incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.14

First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-14549), filed on November 14, 2002).*

Exhibit No.	Description

10.14A

First Amendment to the First United Security Bank Director Retirement Agreement dated October 21, 2002 for Gerald P. Corgill, dated November 20, 2008 (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.15

First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-14549), filed on November 14, 2002).*

10.15A

First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for John C. Gordon, dated November 20, 2008 (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.16

First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-14549), filed on March 21, 2003).*

10.16A

First Amendment to the First United Security Bank Director Retirement Agreement dated October 16, 2002 for William G. Harrison, dated November 20, 2008 (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.17

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs (incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-14549), filed on November 14, 2002).*

10.17A

First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Jack Meigs, dated November 20, 2008 (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.18

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted (incorporated herein by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-14549), filed on November 14, 2002).*

10.18A

First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Howard M. Whitted, dated November 20, 2008 (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.19

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson (incorporated herein by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-14549), filed on November 14, 2002).*

10.19A

First Amendment to the First United Security Bank Director Retirement Agreement dated October 17, 2002 for Bruce N. Wilson, dated November 20, 2008 (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.20

First United Security Bank Director Retirement Agreement dated November 17, 2011, with Andrew C. Bearden, Jr. (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-14549), filed on March 30, 2012).*

10.21

First United Security Bank Director Retirement Agreement dated November 30, 2011, with J. Lee McPhearson (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-14549), filed on March 30, 2012).*

10.22

United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-14549), filed on March 12, 2004).*

10.22A

Amendment One to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 18, 2008 (incorporated herein by reference to Exhibit 10.22A to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.22B

Amendment Two to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 30, 2010 (incorporated herein by reference to Exhibit 10.22B to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-14549), filed on March 15, 2011).*

Exhibit No.	Description
10.23

United Security Bancshares, Inc. Summary of Directors’ Fees (incorporated herein by reference to Exhibit 10.20 to the Annual Report on 10-K for the year ended December 31, 2014 (File No. 000-14549), filed on March 12, 2015).*

10.24A	Real Estate Sales Agreement, dated April 20, 2015 (incorporated herein by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016).

10.24B	First Amendment to Real Estate Sales Agreement, dated May 26, 2015 (incorporated herein by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016).

10.24C

Second Amendment to Real Estate Sales Agreement, dated August 25, 2015 (incorporated herein by reference to Exhibit 10.1C to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016).

10.24D

Third Amendment to Real Estate Sales Agreement, dated September 17, 2015 (incorporated herein by reference to Exhibit 10.1D to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016).

10.24E

Fourth Amendment to Real Estate Sales Agreement, dated October 17, 2015 (incorporated herein by reference to Exhibit 10.1E to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016).

14

United Security Bancshares, Inc. Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-14549), filed on March 12, 2004).

21	Subsidiaries of United Security Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.
*	Indicates a management contract or compensatory plan or arrangement.