Form 10-Q
period 2016-03-31
UNITED SECURITY BANCSHARES INC
filed 2016-05-12
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2016
Common Stock, $0.01 par value	6,043,292 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“USBI” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in USBI’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of USBI’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. Specifically, with respect to statements relating to loan demand, growth and earnings potential, geographic expansion and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$8,479	$7,088
Interest-bearing deposits in banks	22,007	36,984
Total cash and cash equivalents	30,486	44,072
Federal funds sold	3,000	-
Investment securities available-for-sale, at fair value	199,488	198,843
Investment securities held-to-maturity, at amortized cost	31,978	32,359
Federal Home Loan Bank stock, at cost	730	1,025
Loans, net of allowance for loan losses of $3,375 and $3,781, respectively	263,975	255,432
Premises and equipment, net	15,058	12,084
Cash surrender value of bank-owned life insurance	14,370	14,292
Accrued interest receivable	1,756	1,833
Other real estate owned	5,356	6,038
Other assets	9,385	9,804
Total assets	$575,582	$575,782
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$485,537	$479,258
Accrued interest expense	179	180
Other liabilities	6,693	6,960
Short-term borrowings	446	7,354
Long-term debt	5,000	5,000
Total liabilities	497,855	498,752
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,329,060 shares issued; 6,038,554 shares outstanding	73	73
Surplus	10,649	10,558
Accumulated other comprehensive income, net of tax	946	536
Retained earnings	86,889	86,693
Less treasury stock: 1,290,506 shares at cost	(20,817)	(20,817)
Noncontrolling interest	(13)	(13)
Total shareholders’ equity	77,727	77,030
Total liabilities and shareholders’ equity	$575,582	$575,782

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Interest income:
Interest and fees on loans	$6,053	$6,135
Interest on investment securities	1,143	1,186
Total interest income	7,196	7,321

Interest expense:
Interest on deposits	523	607
Interest on borrowings	12	7
Total interest expense	535	614

Net interest income	6,661	6,707

Provision (reduction in reserve) for loan losses	167	(166)

Net interest income after provision (reduction in reserve) for loan losses	6,494	6,873

Non-interest income:
Service and other charges on deposit accounts	417	454
Credit insurance income	152	75
Other income	420	762
Total non-interest income	989	1,291

Non-interest expense:
Salaries and employee benefits	4,164	4,192
Net occupancy and equipment	769	823
Other real estate/foreclosure expense, net	117	220
Other expense	2,016	1,742
Total non-interest expense	7,066	6,977

Income before income taxes	417	1,187
Provision for income taxes	100	351
Net income	$317	$836
Basic net income per share	$0.05	$0.14
Diluted net income per share	$0.05	$0.13
Dividends per share	$0.02	$0.02

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Net income	$317	$836
Other comprehensive income:
Unrealized holding gains on securities available-for-sale arising during period, net of tax expense of $238 and $2, respectively	410	4
Reclassification adjustment for net gains on available-for-sale securities realized in net income, net of tax of $0 and $103, respectively	—	(174)
Other comprehensive income (loss)	410	(170)
Total comprehensive income	$727	$666

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$317	$836
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	232	213
Provision (reduction in reserve) for loan losses	167	(166)
Deferred income tax provision	97	350
Net gain on sale and prepayment of securities	(2)	(277)
Stock-based compensation expense	91	75
Net amortization of securities	412	423
Net loss on premises and equipment and other real estate	125	174
Changes in assets and liabilities:
Decrease in accrued interest receivable	77	294
Decrease in other assets	67	883
Decrease in accrued interest expense	(1)	(13)
Decrease in other liabilities	(267)	(207)
Net cash provided by operating activities	1,315	2,585
Cash flows from investing activities:
Net increase in federal funds sold	(3,000)	—
Purchase of investment securities, available-for-sale	(11,912)	(29,589)
Purchase of investment securities, held-to-maturity	(2,751)	(12,394)
Proceeds from sales of investment securities, available-for-sale	—	14,553
Proceeds from maturities and prepayments of investment securities, available-for-sale	11,546	9,853
Proceeds from maturities and prepayments of investment securities, held-to-maturity	3,091	1,381
Net decrease (increase) in Federal Home Loan Bank stock	295	(3)
Proceeds from the sale of premises and equipment and other real estate	810	182
Net change in loan portfolio	(9,001)	19,234
Purchases of premises and equipment	(3,229)	(1,403)
Net cash provided by (used in) investing activities	(14,151)	1,814
Cash flows from financing activities:
Net increase (decrease) in customer deposits	6,279	(8,371)
Increase in short-term borrowings	92	244
Repayment of FHLB advances	(7,000)	—
Dividends paid	(121)	(121)
Net cash used in financial activities	(750)	(8,248)
Net decrease in cash and cash equivalents	(13,586)	(3,849)
Cash and cash equivalents, beginning of period	44,072	34,166
Cash and cash equivalents, end of period	$30,486	$30,317
Supplemental disclosures:
Cash paid for:
Interest	$536	$627
Income taxes	—	6
Non-cash transactions:
Assets acquired in settlement of loans	$291	$1,230

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2016. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in USBI’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in USBI’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. Certain amounts in the 2015 condensed consolidated financial statements have been reclassified to conform to the 2016 method of presentation. Included in these reclassifications was approximately $0.7 million that was reclassified from other liabilities to surplus on the Interim Condensed Consolidated Balance Sheet as of December 31, 2015 related to shares of stock that had been accrued as of the balance sheet date as deferred compensation for members of USBI's Board of Directors.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update ("ASU") 2016-10, “Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing.”  Issued in April 2016, ASU 2016-10 clarifies ASC Topic 606, “Revenue from Contracts with Customers" with respect to (i) identifying performance obligations; and (ii) the licensing implementation guidance.  Since the amendments in ASU 2016-10 affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is not yet effective, this ASU will become effective when ASU 2014-09 becomes effective.  The amendments of ASU 2016-10 are effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2016-09, “Compensation-Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting.”  Issued in March 2016, ASU 2016-09 seeks to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flow; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes; (6) the practical expedient for estimating the expected term; and (7) intrinsic value.  The amendments of ASU 2016-09 are effective for interim and annual periods beginning after December 15, 2016.  Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” Issued in March 2016, ASU 2016-08 clarifies certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” Since the amendments in ASU 2016-08 affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is not yet effective, this ASU will become effective when ASU 2014-09 becomes effective.  The amendments of ASU 2016-08 are effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” Issued in March 2016, ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  The amendments of ASU 2016-05 are effective for interim and annual periods beginning after December 15, 2016.  Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 will require organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all leases with a term of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease are not significantly changed under ASU 2016-02. There will continue to be differentiation between finance leases and operating leases. For finance leases, a lessee will be required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (ii) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of income; and (iii) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability within operating activities on the statement of cash flows. For operating leases, a lessee will be required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and (iii) classify all cash payments within operating activities in the statement of cash flows. The accounting applied by the lessor in a lease transaction remains largely unchanged from previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

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

ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” Issued in April 2015, ASU 2015-05 provides guidance on how customers should evaluate whether cloud computing arrangements contain a software license that should be accounted for separately. A customer that determines that such an arrangement contains a software license must account for the license consistently with the acquisition of other software licenses. If an arrangement does not contain a software license, then the customer is required to account for it as a service contract. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. The guidance is effective for annual and interim periods beginning after December 15, 2015. Entities can elect to apply the guidance either retrospectively or prospectively to all cloud computing arrangements entered into or materially modified after the effective date. ASU 2015-05 became effective for the Company on January 1, 2016 and was applied using the prospective transition method.  The adoption of ASU 2015-05 did not have a material impact on the Company’s consolidated financial statements.

ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” Issued in February 2015, ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and certain entities involved in securitization transactions. ASU 2015-02 focuses on the consolidation criteria for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The new standard simplifies and improves current U.S. GAAP by: (i) placing more emphasis on risk of loss when determining a controlling financial interest; (ii) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE; and (iii) changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. ASU 2015-02 became effective for the Company on January 1, 2016. The adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, Revenue from Contracts with Customers, and will supersede revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition and certain cost guidance in FASB ASC Topic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts.  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction-specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount to which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services is transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in each contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in each contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application regarding (1) the amount by which each financial statement line item is affected in the current reporting period and (2) an explanation of the reasons for significant changes.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements, as well as the most appropriate method of application; however, regardless of the method of application selected, the adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended
	March 31,
	2016	2015
Basic shares	6,143,267	6,134,808
Dilutive shares	272,550	177,050
Diluted shares	6,415,817	6,311,858

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands, Except Per Share Data)
Net income	$317	$836
Basic net income per share	$0.05	$0.14
Diluted net income per share	$0.05	$0.13

4.	COMPREHENSIVE INCOME

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

5.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of March 31, 2016 and December 31, 2015 are as follows:

	Available-for-Sale
	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$128,972	$1,136	$(172)	$129,936
Commercial	52,117	172	(549)	51,740
Obligations of states and political subdivisions	14,049	922	(1)	14,970
Obligations of U.S. government-sponsored agencies	2,000	—	(4)	1,996
Corporate notes	774	—	(8)	766
U.S. Treasury securities	80	—	—	80
Total	$197,992	$2,230	$(734)	$199,488

	Held-to-Maturity
	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$18,205	$34	$(56)	$18,183
Obligations of U.S. government-sponsored agencies	11,556	31	(8)	11,579
Obligations of states and political subdivisions	2,217	25	(1)	2,241
Total	$31,978	$90	$(65)	$32,003

	Available-for-Sale
	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$135,104	$998	$(608)	$135,494
Commercial	45,961	164	(616)	45,509
Obligations of states and political subdivisions	14,071	931	(4)	14,998
Obligations of U.S. government-sponsored agencies	1,999	—	(17)	1,982
Corporate notes	780	—	—	780
U.S. Treasury securities	80	—	—	80
Total	$197,995	$2,093	$(1,245)	$198,843

	Held-to-Maturity
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$16,321	$33	$(170)	$16,184
Obligations of U.S. government-sponsored agencies	13,766	19	(71)	13,714
Obligations of states and political subdivisions	2,272	18	(4)	2,286
Total	$32,359	$70	$(245)	$32,184

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2016 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$2,119	$2,135	$—	$—
Maturing after one to five years	4,762	4,921	2,271	2,294
Maturing after five to ten years	114,008	114,795	9,852	9,879
Maturing after ten years	77,103	77,637	19,855	19,830
Total	$197,992	$199,488	$31,978	$32,003

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2016 and December 31, 2015.

	Available-for-Sale
	March 31, 2016
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$44,994	$(128)	$5,321	$(44)
Commercial	24,822	(107)	13,515	(442)
Obligations of U.S. government-sponsored agencies	1,996	(4)	—	—
Corporate notes	766	(8)	—	—
Obligations of states and political subdivisions	446	(1)	—	—
Total	$73,024	$(248)	$18,836	$(486)

	Held-to-Maturity
	March 31, 2016
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$13,557	$(56)	$—	$—
Obligations of U.S. government-sponsored agencies	1,579	(8)	—	—
Obligations of states and political subdivisions	572	(1)	—	—
Total	$15,708	$(65)	$—	$—

	Available-for-Sale
	December 31, 2015
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$83,403	$(458)	$9,061	$(150)
Commercial	24,337	(272)	8,918	(344)
Obligations of U.S. government-sponsored agencies	1,982	(17)	—	—
Corporate notes	779	—	—	—
Obligations of states and political subdivisions	707	(4)	—	—
Total	$111,208	$(751)	$17,979	$(494)

	Held-to-Maturity
	December 31, 2015
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$14,143	$(170)	$—	$—
Obligations of U.S. government-sponsored agencies	11,163	(44)	1,560	(27)
Obligations of states and political subdivisions	572	(4)	—	—
Total	$25,878	$(218)	$1,560	$(27)

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the Company intends to sell securities and (iv) whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

As of March 31, 2016, 14 debt securities had been in a loss position for more than 12 months, and 68 debt securities had been in a loss position for less than 12 months. As of December 31, 2015, 13 debt securities had been in a loss position for more than 12 months, and 102 debt securities had been in a loss position for less than 12 months. As of both March 31, 2016 and December 31, 2015, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of March 31, 2016 and December 31, 2015.

Investment securities available-for-sale with a carrying value of $60.2 million and $61.3 million as of March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes.

There were no gains realized on sales of securities available-for-sale during the three months ended March 31, 2016. Gains realized on sales of securities available-for-sale were approximately $0.4 million for the year ended December 31, 2015. There were no losses on sales of securities during the three months ended March 31, 2016 or the year ended December 31, 2015.

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

Other loans – Other loans include credit cards, overdrawn checking accounts reclassified to loans and overdraft lines of credit.

As of March 31, 2016 and December 31, 2015, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	March 31, 2016
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$18,023	$—	$18,023
Secured by 1-4 family residential properties	30,623	16,265	46,888
Secured by multi-family residential properties	11,580	—	11,580
Secured by non-farm, non-residential properties	82,754	—	82,754
Other	168	—	168
Commercial and industrial loans	34,568	—	34,568
Consumer loans	6,614	74,669	81,283
Other loans	407	—	407
Total loans	184,737	90,934	275,671
Less: Unearned interest, fees and deferred cost	174	8,147	8,321
Allowance for loan losses	1,068	2,307	3,375
Net loans	$183,495	$80,480	$263,975

	December 31, 2015
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$11,827	$—	$11,827
Secured by 1-4 family residential properties	30,730	17,233	47,963
Secured by multi-family residential properties	11,845	—	11,845
Secured by non-farm, non-residential properties	83,883	—	83,883
Other	115	—	115
Commercial and industrial loans	29,377	—	29,377
Consumer loans	7,057	76,131	83,188
Other loans	379	—	379
Total loans	175,213	93,364	268,577
Less: Unearned interest, fees and deferred cost	149	9,215	9,364
Allowance for loan losses	1,329	2,452	3,781
Net loans	$173,735	$81,697	$255,432

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 57.8% and 58.0% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of March 31, 2016 and December 31, 2015, respectively.

Related Party Loans:

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with non-related parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of both March 31, 2016 and December 31, 2015 were $2.9 million. During the three months ended March 31, 2016, there were no new loans to these parties, and repayments by active related parties were $36 thousand. During the year ended December 31, 2015, there were no new loans to these related parties, and repayments by active related parties were $0.2 million.

Allowance for Loan Losses:

The following tables present changes in the allowance for loan losses by loan portfolio segment and loan type as of March 31, 2016 and December 31, 2015:

	FUSB
	Three Months Ended March 31, 2016
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$133	$1,118	$28	$36	$14	$1,329
Charge-offs	—	—	(21)	—	—	(21)
Recoveries	12	—	23	5	—	40
Provision	107	(487)	(8)	117	(9)	(280)
Ending balance	252	631	22	158	5	1,068
Ending balance individually evaluated for impairment	72	220	—	—	—	292
Ending balance collectively evaluated for impairment	$180	$411	$22	$158	$5	$776
Loan receivables:
Ending balance	34,568	112,525	6,614	30,623	407	184,737
Ending balance individually evaluated for impairment	436	2,224	—	—	—	2,660
Ending balance collectively evaluated for impairment	$34,132	$110,301	$6,614	$30,623	$407	$182,077

	ALC
	Three Months Ended March 31, 2016
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,202	$250	$—	$2,452
Charge-offs	—	—	(765)	(5)	—	(770)
Recoveries	—	—	174	4	—	178
Provision	—	—	500	(53)	—	447
Ending balance	—	—	2,111	196	—	2,307
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$2,111	$196	$—	$2,307
Loan receivables:
Ending balance	—	—	74,669	16,265	—	90,934
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$74,669	$16,265	$—	$90,934

	FUSB & ALC
	Three Months Ended March 31, 2016
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$133	$1,118	$2,230	$286	$14	$3,781
Charge-offs	—	—	(786)	(5)	—	(791)
Recoveries	12	—	197	9	—	218
Provision	107	(487)	492	64	(9)	167
Ending balance	252	631	2,133	354	5	3,375
Ending balance individually evaluated for impairment	72	220	—	—	—	292
Ending balance collectively evaluated for impairment	$180	$411	$2,133	$354	$5	$3,083
Loan receivables:
Ending balance	34,568	112,525	81,283	46,888	407	275,671
Ending balance individually evaluated for impairment	436	2,224	—	—	—	2,660
Ending balance collectively evaluated for impairment	$34,132	$110,301	$81,283	$46,888	$407	$273,011

	FUSB
	Year Ended December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$141	$2,810	$114	$421	$—	$3,486
Charge-offs	—	(767)	(17)	(68)	—	(852)
Recoveries	61	12	70	111	—	254
Provision	(69)	(937)	(139)	(428)	14	(1,559)
Ending balance	133	1,118	28	36	—	1,329
Ending balance individually evaluated for impairment	80	230	—	—	—	310
Ending balance collectively evaluated for impairment	$53	$888	$28	$36	$14	$1,019
Loan receivables:
Ending balance	29,377	107,670	7,057	30,730	379	175,213
Ending balance individually evaluated for impairment	444	2,270	—	—	—	2,714
Ending balance collectively evaluated for impairment	$28,933	$105,400	$7,057	$30,730	$379	$172,499

	ALC
	Year Ended December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,336	$346	$—	$2,682
Charge-offs	—	—	(2,552)	(187)	—	(2,739)
Recoveries	—	—	712	22	—	734
Provision	—	—	1,706	69	—	1,775
Ending balance	—	—	2,202	250	—	2,452
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$2,202	$250	$—	$2,452
Loan receivables:
Ending balance	—	—	76,131	17,233	—	93,364
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$76,131	$17,233	$—	$93,364

	FUSB & ALC
	Year Ended December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$141	$2,810	$2,450	$767	$—	$6,168
Charge-offs	—	(767)	(2,569)	(255)	—	(3,591)
Recoveries	61	12	782	133	—	988
Provision	(69)	(937)	1,567	(359)	14	216
Ending balance	133	1,118	2,230	286	—	3,781
Ending balance individually evaluated for impairment	80	230	—	—	—	310
Ending balance collectively evaluated for impairment	$53	$888	$2,230	$286	$14	$3,471
Loan receivables:
Ending balance	29,377	107,670	83,188	47,963	379	268,577
Ending balance individually evaluated for impairment	444	2,270	—	—	—	2,714
Ending balance collectively evaluated for impairment	$28,933	$105,400	$83,188	$47,963	$379	$265,863

Credit Quality:

The Bank utilizes a credit grading system that provides a uniform framework for establishing and monitoring credit risk in the loan portfolio. Under this system, each loan is graded based on pre-determined risk metrics and categorized into one of nine risk grades. These risk grades can be summarized into categories described as pass, special mention, substandard, doubtful and loss, as described in further detail below.

●	Pass (Risk Grades 1-5): Loans in this category include obligations in which the probability of default is considered low.

●

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

●

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

●

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

●

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of March 31, 2016.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$16,100	$—	$1,923	$—	$18,023
Secured by 1-4 family residential properties	29,216	224	1,183	—	30,623
Secured by multi-family residential properties	11,580	—	—	—	11,580
Secured by non-farm, non-residential properties	77,869	3,989	896	—	82,754
Other	168	—	—	—	168
Commercial and industrial loans	33,381	480	707	—	34,568
Consumer loans	6,499	—	115	—	6,614
Other loans	407	—	—	—	407
Total	$175,220	$4,693	$4,824	$—	$184,737

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$15,856	$409	$16,265
Consumer loans	73,265	1,404	74,669
Total	$89,121	$1,813	$90,934

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2015.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$9,862	$—	$1,965	$—	$11,827
Secured by 1-4 family residential properties	29,252	228	1,250	—	30,730
Secured by multi-family residential properties	11,845	—	—	—	11,845
Secured by non-farm, non-residential properties	78,647	4,315	921	—	83,883
Other	115	—	—	—	115
Commercial and industrial loans	28,170	482	752	—	29,377
Consumer loans	6,905	—	152	—	7,057
Other loans	379	—	—	—	379
Total	$165,175	$5,025	$5,013	$—	$175,213

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$16,964	$269	$17,233
Consumer loans	74,743	1,388	76,131
Total	$91,707	$1,657	$93,364

The following tables provide an aging analysis of past due loans by class as of March 31, 2016.

	FUSB
	As of March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$40	$—	$86	$126	$17,897	$18,023	$—
Secured by 1-4 family residential properties	69	25	463	557	30,066	30,623	—
Secured by multi-family residential properties	—	—	—	—	11,580	11,580	—
Secured by non-farm, non-residential properties	—	—	148	148	82,606	82,754	—
Other	—	—	—	—	168	168	—
Commercial and industrial loans	73	38	—	111	34,457	34,568	—
Consumer loans	38	—	22	60	6,554	6,614	—
Other loans	—	—	—	—	407	407	—
Total	$220	$63	$719	$1,002	$183,735	$184,737	$—

ALC
As of March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	25	15	392	432	15,833	16,265	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	659	517	1,394	2,570	72,099	74,669	—
Other loans	—	—	—	—	—	—	—
Total	$684	$532	$1,786	$3,002	$87,932	$90,934	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2015.

	FUSB
	As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$86	$86	$11,741	$11,827	$—
Secured by 1-4 family residential properties	118	206	360	684	30,046	30,730	—
Secured by multi-family residential properties	—	—	—	—	11,845	11,845	—
Secured by non-farm, non-residential properties	530	—	148	678	83,205	83,883	—
Other	—	—	—	—	115	115	—
Commercial and industrial loans	22	52	—	74	29,303	29,377	—
Consumer loans	49	4	83	136	6,921	7,057	—
Other loans	—	—	—	—	379	379	—
Total	$719	$262	$677	$1,658	$173,555	$175,213	$—

ALC
As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	91	206	252	549	16,684	17,233	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	965	567	1,377	2,909	73,222	76,131	—
Other loans	—	—	—	—	—	—	—
Total	$1,056	$773	$1,629	$3,458	$89,906	$93,364	$—

The following table provides an analysis of non-accruing loans by class as of March 31, 2016 and December 31, 2015.

	Loans on Non-Accrual Status
	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$334	$339
Secured by 1-4 family residential properties	1,178	968
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	205	213
Commercial and industrial loans	46	47
Consumer loans	1,514	1,535
Total loans	$3,277	$3,102

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

As of March 31, 2016, the carrying amount of impaired loans consisted of the following:

	March 31, 2016
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	54	54	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$54	$54	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,411	$1,411	$95
Secured by 1-4 family residential properties	197	197	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	562	562	120
Commercial and industrial	436	436	72
Total loans with an allowance recorded	$2,606	$2,606	$292

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,411	$1,411	$95
Secured by 1-4 family residential properties	251	251	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	562	562	120
Commercial and industrial	436	436	72
Total impaired loans	$2,660	$2,660	$292

As of December 31, 2015, the carrying amount of impaired loans consisted of the following:

	December 31, 2015
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	54	54	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$54	$54	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$95
Secured by 1-4 family residential properties	198	198	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	573	573	130
Commercial and industrial	444	444	80
Total loans with an allowance recorded	$2,660	$2,660	$310

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$95
Secured by 1-4 family residential properties	252	252	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	573	573	130
Commercial and industrial	444	444	80
Total impaired loans	$2,714	$2,714	$310

The average net investment in impaired loans and interest income recognized and received on impaired loans during the three months ended March 31, 2016 and the year ended December 31, 2015 were as follows:

	March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,410	$11	$11
Secured by 1-4 family residential properties	252	3	3
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	566	8	8
Commercial and industrial	439	6	6
Total	$2,667	$28	$28

	December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,493	$44	$46
Secured by 1-4 family residential properties	139	14	14
Secured by multi-family residential properties	1,892	—	—
Secured by non-farm, non-residential properties	3,329	35	36
Commercial and industrial	264	26	26
Total	$7,117	$119	$122

Loans on which the accrual of interest has been discontinued amounted to $3.3 million and $3.1 million as of March 31, 2016 and December 31, 2015, respectively. If interest on those loans had been accrued, there would have been $22 thousand and $0.1 million of interest accrued for the periods ended March 31, 2016 and December 31, 2015, respectively. Interest income related to these loans as of March 31, 2016 and December 31, 2015 was $7 thousand and $0.3 million, respectively.

Troubled Debt Restructurings:

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of March 31, 2016 and December 31, 2015, respectively, the Company had $1.4 million and $1.5 million of non-accruing loans that were previously restructured and that remained on non-accrual status. For the three months ended March 31, 2016, the Company had $38 thousand in restructured loans that were restored to accrual status based on a sustained period of repayment performance. For the year ended December 31, 2015, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans remaining in each loan category, as of March 31, 2016 and December 31, 2015, that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	March 31, 2016			December 31, 2015
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	3	$2,220	$1,659	3	$2,220	$1,698
Secured by 1-4 family residential properties	4	200	102	4	200	103
Secured by non-farm, non-residential properties	2	113	49	2	113	52
Commercial loans	2	116	94	2	116	94
Total	11	$2,649	$1,904	11	$2,649	$1,947

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications. None of the loans that were previously modified in a troubled debt restructuring as of March 31, 2016 and December 31, 2015 have defaulted subsequent to modification.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $1 thousand as of both March 31, 2016 and December 31, 2015.

7.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or the fair value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the three months ended March 31, 2016 and 2015:

	March 31, 2016
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning balance	$5,327	$711	$6,038
Transfers from loans	—	18	18
Sales proceeds	(609)	(77)	(686)
Gross gains	—	25	25
Gross losses	(16)	—	(16)
Net gains (losses)	(16)	25	9
Impairment	—	(23)	(23)
Ending balance	$4,702	$654	$5,356

	March 31, 2015
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning balance	$6,997	$738	$7,735
Transfers from loans	995	63	1,058
Sales proceeds	(40)	(66)	(106)
Gross gains	—	—	—
Gross losses	(3)	(46)	(49)
Net gains (losses)	(3)	(46)	(49)
Impairment	—	(30)	(30)
Ending balance	$7,949	$659	$8,608

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Fair value less estimated cost to sell of foreclosed residential real estate held by the Company was $1.2 million and $1.1 million as of March 31, 2016 and 2015, respectively. In addition, the Company held $0.3 million and $0.2 million in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of March 31, 2016 and December 31, 2015, respectively.

8.	INVESTMENT IN LIMITED PARTNERSHIP

The Bank holds investments in affordable housing projects for which it provides funding as a limited partner and has received tax credits related to its investments in the projects based on its partnership share. The net assets of the partnership consist primarily of apartment complexes, and the primary liabilities consist of those associated with the operation of the partnership. The Company has determined that this structure requires evaluation as a VIE under Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The Company consolidates one fund in which it has a 99.9% limited partnership interest. Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both March 31, 2016 and December 31, 2015.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements and short-term Federal Home Loan Bank (“FHLB”) advances. Short-term borrowings totaled $0.4 million and $7.4 million as of March 31, 2016 and December 31, 2015, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both March 31, 2016 and December 31, 2015, there were no federal funds purchased outstanding, and the Bank had $18.8 million in available unused lines.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of both March 31, 2016 and December 31, 2015 totaled $0.4 million.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of March 31, 2016, the Bank had no outstanding FHLB advances with a maturity date of less than 30 days.  As of December 31, 2015, the Bank had $7.0 million in outstanding FHLB advances with a maturity date of less than 30 days.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. The Company had long-term FHLB advances outstanding of $5.0 million as of both March 31, 2016 and December 31, 2015.

Assets pledged associated with FHLB advances totaled $8.1 million and $14.0 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the Bank had $167.7 million and $152.5 million, respectively, in remaining credit from the FHLB (subject to available collateral).

11.	INCOME TAXES

The provision for income taxes was $0.1 million and $0.4 million for the three-month periods ended March 31, 2016 and 2015, respectively. The Company’s effective tax rate was 24.0% and 29.6% for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $7.5 million and $7.8 million as of March 31, 2016 and December 31, 2015, respectively. The reduction in the net deferred tax asset resulted primarily from the impact of changes in the fair value of securities available-for-sale.

12.	DEFERRED COMPENSATION PLANS

The Bank has entered into supplemental compensation benefits agreements with certain directors and executive officers.  The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.6 million as of both March 31, 2016 and December 31, 2015.

In addition, non-employee directors may elect to defer payment of all or any portion of their USBI and FUSB director fees under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan, which was ratified by shareholders at the annual meeting held on May 11, 2004, permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of USBI’s common stock. The Company uses shares held as treasury stock to satisfy stock-based obligations. A total of 108,137 shares and 103,571 shares were deferred under the Deferral Plan as of March 31, 2016 and December 31, 2015, respectively. Cash deferrals under the Deferral Plan totaled less than $0.1 million as of both March 31, 2016 and December 31, 2015.

13.	STOCK OPTION GRANTS

In accordance with the Company’s 2013 Incentive Plan, stock option awards have been granted to certain employees and non-employee directors. The awards were granted with an exercise price equal to the market price of USBI’s common stock on the date of grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company expects to use shares held as treasury stock to satisfy share option exercises. Currently, the Company holds a sufficient number of treasury shares to satisfy potential exercises.

The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock.

	2016	2015
Risk-free interest rate	1.58%	1.52%
Expected term	7.5 years	7.5 years
Expected stock price volatility	25.25%	54.04%
Dividend yield	1.50%	1.50%

The following table summarizes the Company's stock option activity for the periods presented.

	Three Months Ended
	March 31, 2016		March 31, 2015
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	175,550	$8.17	83,400	$8.09
Granted	97,000	8.30	96,150	8.23
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	2,500	8.09
Options outstanding, end of period	272,550	$8.21	177,050	$8.16
Options exercisable, end of period	175,550	$8.17	81,900	$8.09

Stock-based compensation expense related to stock options totaled $0.1 million for both three-month periods ended March 31, 2016 and 2015. The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was less than $0.1 million as of both March 31, 2016 and 2015.

14.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of the Company, FUSB and ALC. The reportable segments were determined using the internal management reporting system. These segments comprise the Company’s and FUSB’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the tables below.

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended March 31, 2016:
Net interest income	$3,598	$3,060	$3	$—	$6,661
Provision (reduction in reserve) for loan losses	(280)	447	—	—	167
Total non-interest income	721	252	675	(659)	989
Total non-interest expense	4,334	2,427	440	(135)	7,066
Income before income taxes	265	438	238	(524)	417
Provision for income taxes	48	158	(106)	—	100
Net income	$217	$280	$344	$(524)	$317
Other significant items:
Total assets	$577,945	$84,353	$83,129	$(169,845)	$575,582
Total investment securities	231,386	—	80	—	231,466
Total loans, net	256,037	80,480	—	(72,542)	263,975
Investment in subsidiaries	5	—	77,716	(77,716)	5
Fixed asset additions	3,224	5	—	—	3,229
Depreciation and amortization expense	180	52	—	—	232
Total interest income from external customers	3,124	4,072	—	—	7,196
Total interest income from affiliates	1,012	—	3	(1,015)	—

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended March 31, 2015:
Net interest income	$3,844	$2,861	$2	$—	$6,707
Provision (reduction in reserve) for loan losses	(525)	359	—	—	(166)
Total non-interest income	1,149	220	1,113	(1,191)	1,291
Total non-interest expense	4,281	2,493	356	(153)	6,977
Income before income taxes	1,237	229	759	(1,038)	1,187
Provision for income taxes	370	86	(105)	—	351
Net income	$867	$143	$864	$(1,038)	$836
Other significant items:
Total assets	$567,318	$75,124	$82,175	$(159,735)	$564,882
Total investment securities	249,784	—	80	—	249,864
Total loans, net	231,778	70,786	—	(63,346)	239,218
Investment in subsidiaries	5	—	76,865	(76,865)	5
Fixed asset addition	1,241	162	—	—	1,403
Depreciation and amortization expense	153	60	—	—	213
Total interest income from external customers	3,578	3,743	—	—	7,321
Total interest income from affiliates	882	—	2	(884)	—

15.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the three-month periods ended March 31, 2016 and 2015, respectively, there were no credit losses associated with derivative contracts.

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

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Standby letters of credit	$683	$683
Commitments to extend credit	$47,288	$61,427

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. As of March 31, 2016 and December 31, 2015, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represent the Bank’s total credit risk in this category, is included in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of March 31, 2016, the Bank had $2.0 million in outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery. As of December 31, 2015, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

Litigation

The Company is a party to certain ordinary course litigation, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such ordinary course litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair Value Hierarchy

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

●

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange or Nasdaq. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

●

Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

●

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the three months ended March 31, 2016 or the year ended December 31, 2015.

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

Interest Rate Cap Derivative Agreements

Interest rate cap agreements were included in other assets at fair value on the Company’s balance sheet as of March 31, 2016. The interest rate caps qualify as derivatives but are not designated as hedging instruments. Accordingly, changes in fair value are included in results of operations. The fair value of these agreements is based on information obtained from third-party financial institutions. This information is periodically evaluated by the Company and, as necessary, corroborated against other third-party valuations. The Company classifies these derivative assets within Level 2 of the valuation hierarchy.

The following table presents assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of March 31, 2016 Using
	Totals At March 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$129,936	$—	$129,936	$—
Commercial	51,740	—	51,740	—
Obligations of states and political subdivisions	14,970	—	14,970	—
Obligations of U.S. government-sponsored agencies	1,996	—	1,996	—
Corporate notes	766	—	766	—
U.S. Treasury securities	80	—	80	—

	Fair Value Measurements as of December 31, 2015 Using
	Totals At December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$135,494	$—	$135,494	$—
Commercial	45,509	—	45,509	—
Obligations of states and political subdivisions	14,998	—	14,998	—
Obligations of U.S. government-sponsored agencies	1,982	—	1,982	—
Corporate notes	780	—	780	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	3	—	3	—

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

The following table presents the balances of impaired loans and OREO measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015.

	Fair Value Measurements as of March 31, 2016 Using
	Totals At March 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$2,314	$—	$—	$2,314
OREO	5,356	—	—	5,356

	Fair Value Measurements as of December 31, 2015 Using
	Totals At December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$2,350	$—	$—	$2,350
OREO	6,038	—	—	6,038

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2016. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of March 31, 2016 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value March 31, 2016	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$2,314	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

OREO	$5,356	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of March 31, 2016 and December 31, 2015.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$30,486	$30,486	$30,486	$—	$—
Investment securities available-for-sale	199,488	199,488	—	199,488	—
Investment securities held-to-maturity	31,978	32,003	—	32,003	—
Federal funds sold	3,000	3,000	3,000	—	—
Federal Home Loan Bank stock	730	730	—	—	730
Loans, net of allowance for loan losses	263,975	265,380	—	—	265,380
Other assets – derivatives	—	—	—	—	—
Liabilities:
Deposits	485,537	485,938	—	485,938	—
Short-term borrowings	446	445	—	445	—
Long-term borrowings	5,000	4,992	—	4,992	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$44,072	$44,072	$44,072	$—	$—
Investment securities available-for-sale	198,843	198,843	—	198,843	—
Investment securities held-to-maturity	32,359	32,184	—	32,184	—
Federal Home Loan Bank stock	1,025	1,025	—	—	1,025
Loans, net of allowance for loan losses	255,432	256,392	—	—	256,392
Other assets – derivatives	3	3	—	3	—
Liabilities:
Deposits	479,258	478,833	—	478,833	—
Short-term borrowings	7,354	7,352	—	7,352	—
Long-term borrowings	5,000	4,977	—	4,977	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE COMPANY’S BUSINESS

United Security Bancshares, Inc., a Delaware corporation (“USBI”), is a bank holding company with its principal offices in Thomasville, Alabama. USBI operates one commercial banking subsidiary, First US Bank (the “Bank” or “FUSB”). As of March 31, 2016, the Bank operated and served its customers through twenty banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama. In April 2016, the Bank opened a loan production office in Jefferson County, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC’s principal office is located in Mobile, Alabama. The Bank is the funding source for ALC. As of March 31, 2016, in addition to its principal office, ALC operated twenty-one finance company offices located in Alabama and southeast Mississippi.

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

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America and general banking practices. These estimates include accounting for the allowance for loan losses, other real estate owned, valuation of deferred tax assets and fair value measurements. A description of these estimates, which significantly affect the determination of consolidated financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in USBI’s Annual Report on Form 10-K as of and for the year ended December 31, 2015.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2016 to December 31, 2015, while comparing income and expense for the three-month periods ended March 31, 2016 and 2015.

All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in USBI’s Annual Report on Form 10-K as of and for the year ended December 31, 2015.

EXECUTIVE OVERVIEW

For the three months ended March 31, 2016, the Company’s net income was $0.3 million, or $0.05 per diluted share, compared to $0.8 million, or $0.13 per diluted share, for the three months ended March 31, 2015. The decrease in net income resulted primarily from higher loan loss provisions in 2016 and a decrease in non-interest income attributable to realized gains on sales of available-for-sale investment securities that occurred in the first quarter of 2015, which gains were not repeated during the first quarter of 2016. Other highlights for the three months ended March 31, 2016 included the following:

●

Net loans increased $8.5 million, or 13.3% on an annualized basis, compared to December 31, 2015. The growth in the consolidated loan portfolio was attributable to an increase in net loans at FUSB of $ 9.8 million, partially offset by seasonal decreases at ALC of approximately $1.2 million.

●

Non-performing assets decreased $0.5 million from levels as of December 31, 2015, to $8.6 million as of March 31, 2016. Non-performing assets as a percentage of total assets were reduced to 1.50% as of March 31, 2016, compared to 1.59% as of December 31, 2015 and 2.27% as of March 31, 2015.

●

During the first quarter of 2016, the Bank executed on initiatives to expand its presence in contiguous metropolitan markets by purchasing, for branch expansion, a parcel of land located along U.S. Highway 280 in the Birmingham, Alabama metropolitan area. The purchase price of the land was approximately $3.0 million and is recorded in premises and equipment on the Company’s balance sheet. The Bank plans to begin construction of a 40,000 square-foot office complex on the site during the second quarter of 2016. In addition to a retail branch, the office complex will house the Bank’s Birmingham-based commercial lending team, as well as certain of the Bank’s executive officers. Approximately 25% of the square footage of the office complex will be utilized by the Bank, with the remainder to be leased to commercial tenants. It is expected that the office complex will be operational by mid-2017. Total capital expenditures associated with the complex, including the purchase price of the land, are currently estimated to be $14.5 million.

●

Non-interest income during the first quarter of 2016 was reduced to $1.0 million, compared to $1.3 million for the first quarter of 2015. The difference was primarily attributable to realized gains on sales of securities that occurred during the first quarter of 2015 but that were not repeated during the first quarter of 2016.

●

Investment securities were maintained at consistent levels during the first quarter of 2016, totaling $231.5 million as of March 31, 2016, compared to $231.2 million as of December 31, 2015. In addition, the Company held $3.0 million in federal funds sold as of March 31, 2016. No amounts were held as federal funds sold as of December 31, 2015.

●

Deposit levels increased $6.3 million during the first quarter, totaling $485.5 million as of March 31, 2016. Total funding cost on interest-bearing liabilities was reduced to 0.52% for the three months ended March 31, 2016, compared to 0.59% for the corresponding period in 2015.

The three months ended March 31, 2016 represented the second consecutive quarter of growth in the Company’s loan portfolio and is reflective of a continued focus by management at both the Bank and ALC on efforts to grow the portfolio with loans of acceptable credit quality. Improvement in asset quality over the past several years has enabled management to deploy more resources to loan origination efforts in recent quarters. While ALC’s loan portfolio experienced a seasonal decrease of approximately $1.2 million during the first quarter of 2016, its average loan volume for the three months ended March 31, 2016, compared to the corresponding period in 2015, increased by approximately $9.6 million.

As of March 31, 2016, the Company continued to maintain excess funding capacity to provide adequate liquidity for ongoing operations. The Company benefits from a strong deposit base, a liquid investment portfolio and access to funding from a variety of external sources, such as federal funds lines, Federal Home Loan Bank (“FHLB”) advances and brokered deposits.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(Dollars in Thousands)
Interest income	$7,196	$7,321
Interest expense	535	614
Net interest income	6,661	6,707
Provision (reduction in reserve) for loan losses	167	(166)
Net interest income after provision (reduction in reserve) for loan losses	6,494	6,873
Non-interest income	989	1,291
Non-interest expense	7,066	6,977
Income before income taxes	417	1,187
Provision for income taxes	100	351
Net income	$317	$836

Net Interest Income

Net interest income is calculated as the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets are comprised of loans at both the Bank and ALC, as well as taxable and nontaxable investments and federal funds sold by the Bank. Interest-bearing liabilities are comprised of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings and long-term debt. Net interest income for the Company totaled $6.7 million for both the three months ended March 31, 2016 and 2015.

The following tables show, for the three months ended March 31, 2016 and March 31, 2015, the average balances of each principal category of assets, liabilities and shareholders’ equity. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – FUSB (Note A)	$177,090	$1,981	4.47%	$181,631	$2,392	5.27%
Loans – ALC (Note A)	83,098	4,072	19.60%	73,525	3,743	20.36%
Taxable investments	242,717	994	1.64%	252,680	1,039	1.64%
Non-taxable investments	16,931	145	3.43%	16,552	147	3.55%
Federal funds sold	2,923	4	0.55%	—	—	—%
Total interest-earning assets	522,759	7,196	5.51%	524,388	7,321	5.58%
Non-interest-earning assets:
Other assets	47,933			47,177
Total	$570,692			$571,565
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$147,389	$138	0.37%	$151,019	$143	0.38%
Savings deposits	75,529	35	0.18%	72,062	33	0.19%
Time deposits	180,690	350	0.78%	188,657	431	0.91%
Borrowings	9,445	12	0.51%	5,455	7	0.51%
Total interest-bearing liabilities	413,053	535	0.52%	417,193	614	0.59%
Non-interest-bearing liabilities:
Demand deposits	71,964			70,098
Other liabilities	8,493			8,506
Shareholders’ equity	77,182			75,768
Total	$570,692			$571,565
Net interest income (Note B)		$6,661			$6,707
Net yield on interest-earning assets			5.10%			5.12%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At FUSB, these loans averaged $1.5 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively. At ALC, these loans averaged $1.8 million for both periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At FUSB, loan fees totaled $0.1 million for both the three months ended March 31, 2016 and 2015. At ALC, loan fees totaled $0.7 million for both periods presented.

Interest income for the Company decreased $0.1 million comparing the three months ended March 31, 2016 to the three months ended March 31, 2015, due primarily to reduced yield and average loan balance at FUSB. The decrease at the Bank, which totaled approximately $0.4 million, was partially offset by an increase in interest income at ALC as a result of growth of average loans. Yield at ALC declined marginally comparing the two periods. The decline in yield at both the Bank and ALC has resulted from management’s ongoing strategic efforts over the past several years to improve the credit quality of the loan portfolios at both entities. At FUSB, this has been achieved through the tightening of credit standards related to the Bank’s loan portfolio, the majority of which is comprised of commercial loans. It has also included a significant focus on problem asset resolution. At ALC, efforts to improve credit quality of the consumer portfolio have been focused on overall improvement of credit standards, as well as a focus on point-of-sale lending through relationships with prominent retailers. At both the Bank and ALC, the improvement in credit quality has resulted in the migration off the balance sheet of certain loans that, although achieving higher yields, subjected the Company to greater risk of credit loss.

At FUSB, average loan volume was approximately $4.5 million lower during the three months ended March 31, 2016 than the corresponding period of 2015. A portion of the decrease in average volume resulted from FUSB management's continued focus during a significant portion of 2015 on problem asset resolution, including loans that were categorized as special mention or substandard, or that did not meet the Bank’s current credit standards. As a result of the improved credit quality of the Bank’s loan portfolio, during the fourth quarter of 2015 and continuing during the first quarter of 2016, FUSB management was able to shift a substantial level of strategic effort to new loan origination. Due to these efforts, the Bank experienced growth in net loans in the fourth quarter of 2015 and the first quarter of 2016 totaling $16.8 million and $9.8 million, respectively. The majority of this growth was achieved in more densely populated areas of the Bank’s footprint, including the metropolitan areas of Birmingham and Tuscaloosa, Alabama.

At ALC, average loans increased approximately $9.6 million comparing the three months ended March 31, 2016 to the corresponding period of 2015. The majority of this growth was achieved through ALC management’s continuing efforts to grow point-of-sale consumer lending. In addition to growth in loan volume, these efforts resulted in continued improvement of the credit quality of ALC’s loan portfolio, with a marginal offset in lower interest rates charged. Although ALC experienced growth when comparing the first quarter of 2016 to the first quarter of 2015, it experienced a decrease in loan volume of approximately $1.2 million when comparing the net loan balance as of March 31, 2016 to the balance as of December 31, 2015. This decrease resulted from the seasonality of ALC’s portfolio, which typically experiences a decline during the first quarter.

The average balance of the Bank’s investment portfolio (including taxable and non-taxable investments) decreased approximately $9.6 million, resulting in marginal reductions in interest income, comparing the three months ended March 31, 2016 to the corresponding period of 2015. The investment securities portfolio provides an additional source of liquidity and diversification, as well as a resource to enhance interest income. Changes in the investment portfolio result primarily from management’s decisions on the allocation of assets to higher-yielding loan portfolios or non-interest-earning assets.

Interest expense decreased approximately $0.1 million comparing the three months ended March 31, 2016 to the corresponding period of 2015. The decrease resulted primarily from a reduction in the average volume of higher-cost time deposits, as well as the repricing of certain time deposits at lower rates.

We expect that continued growth of net loan volumes at both the Bank and ALC with loans of sufficient credit quality will enable management to enhance net interest income; however, in the current interest rate environment, it is expected that the average yield on new loan originations will generally be lower than the yield on loans in the Bank’s existing portfolio. At both the Bank and ALC, management is continuing to focus efforts on new loan origination within the parameters of established credit policy, while also maintaining vigilance in the deployment of strategies to effectively manage risks associated with interest rate fluctuations. Net interest income could continue to experience downward pressure as a result of increased competition for quality loan opportunities, lower reinvestment yields and fewer opportunities to reduce future funding costs.

Provision (Reduction in Reserve) for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The Company’s provision for loan losses was $0.2 million for the quarter ended March 31, 2016, compared to a credit (or reduction in reserve) of $0.2 million for the quarter ended March 31, 2015.

The following table presents the provision (reduction in reserve) for loan losses for the Bank and ALC for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,	March 31,
	2016	2015
FUSB	$(280)	$(525)
ALC	447	359
Total	$167	$(166)

At FUSB, a reduction in the reserve for loan losses occurred during both periods presented. These reductions resulted from improvement in the overall credit quality of the Bank’s loan portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses. As of March 31, 2016, the Bank’s allowance for loan losses as a percentage of loans was 0.58%, compared to 1.68% as of March 31, 2015. For the three months ended March 31, 2016, the Bank experienced net recoveries of $19 thousand, compared to net charge-offs of $81 thousand during the three months ended March 31, 2015.

At ALC, the provision for loan losses increased by approximately $0.1 million comparing the three months ended March 31, 2016 to the three months ended March 31, 2015. The increase resulted from growth in ALC’s loan balances and was partially offset by improvement in the overall credit quality of ALC’s loan portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses. As of March 31, 2016, ALC’s allowance for loan losses as a percentage of loans was 2.79%, compared to 3.44% as of March 31, 2015. During the three months ended March 31, 2016, net charge-offs at ALC totaled $0.6 million, compared to net charge-offs of $0.5 million during the three months ended March 31, 2015.

Based on our evaluation of the portfolio, we believe that the allowance for loan losses for the Company is adequate to absorb losses inherent in the loan portfolio as of March 31, 2016. While we believe that the methodologies and calculations that we use for estimating the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which we operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses. Furthermore, the reductions in the reserve for loan losses recorded by the Bank as of March 31, 2016 and 2015 are not expected to continue at any significant level on an ongoing basis.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income. Expanded discussion of certain significant non-interest income items and fluctuations is provided below the table.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$417	$454	$(37)	(8.2)%
Credit insurance commissions and fees	152	75	77	102.7%
Bank-owned life insurance	105	104	1	0.9%
Net gain on sale and prepayment of investment securities	2	277	(275)	(99.3)%
Other income	313	381	(68)	(17.8)%
Total non-interest income	$989	$1,291	$(302)	(23.4)%

Service Charges and Other Fees on Deposit Accounts

Service charges and other fees are generated on deposit accounts held at FUSB. The decrease in this category of non-interest income during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 resulted primarily from decreased fees generated from customer overdrafts and non-sufficient funds charges. Revenues from these sources have generally declined in recent years. Management continues to search for new sources of fee income from our financial services and products; however, income from non-sufficient funds and overdraft charges are not expected to increase at a significant rate in the near future.

Credit Insurance Commissions and Fees

Credit insurance commissions and fees are generated from credit life and credit accident and health insurance policies offered at both the Bank and ALC to consumer loan customers through FUSB Reinsurance. The majority of these sales have historically been generated at ALC. The increase in non-interest income in this category during the three months ended March 31, 2016, compared to the corresponding period of 2015, resulted primarily from a renewed focus by ALC management on generating these types of sales during the period.  In general, however, revenues from this category of non-interest income have declined in recent years as ALC management has shifted the loan portfolio mix to loans of higher credit quality. This mix-shift has resulted in a larger proportion of borrowers who generally do not have a significant need for credit insurance. Accordingly, income from credit insurance commissions and fees is not expected to increase at a significant rate for the foreseeable future.

Bank-owned Life Insurance

The Bank utilizes bank-owned life insurance as a tool to offset the cost of certain retirement benefit programs. The income derived from bank-owned life insurance represents the increase in the cash surrender value of the policies (which is generally non-taxable) over the periods presented. The cash surrender value of the policies totaled $14.4 million and $14.3 million as of March 31, 2016 and December 31, 2015, respectively. The insurance policies are adjustable-rate assets with minimum guaranteed rates of interest between 2% and 4%. Accordingly, management does not expect significant fluctuation in the income derived from these assets.

Net Gain on Sale and Prepayment of Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Management reviews the securities in the investment portfolio periodically and, from time to time, may determine that it is appropriate to sell securities that are designated as securities available-for-sale. When this occurs, a gain or loss is recorded as the difference between the fair value of the security on the date of sale and the security’s carrying value. In addition, a gain may be recognized for prepayment penalties earned by the Company when a security is called by the debtor prior to its maturity date. During the three months ended March 31, 2016, there were no securities sold from the investment securities portfolio. Approximately $2 thousand was recognized by the Company related to prepayment penalties earned. During the three months ended March 31, 2015, the Company sold securities resulting in a net gain of approximately $0.3 million. There were no losses on sales of securities during either of the three-month periods presented. Given that determinations of whether to sell investment securities are made by management based on specific facts and circumstances at a given point in time, no assessment can be made as to the level of gains or losses that could be incurred related to sales of investment securities or prepayment penalties in the future.

Other Income

Other non-interest income primarily consists of fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards, wire transfers and real estate rental. In addition, other income is generated at ALC for services including ALC’s auto club membership program, which provides services to members such as emergency roadside assistance, lock and key services and emergency travel expenses. The decrease in this category during the three months ended March 31, 2016, compared to the corresponding period of 2015, resulted primarily from reductions in real estate rental income on other real estate owned by FUSB during the three months ended March 31, 2015, but that was no longer owned during the three months ended March 31, 2016. Given the nature of the types of revenues categorized as other income, there is uncertainty as to the level of revenue that will be derived from these sources in the future.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated. Expanded discussion of certain significant non-interest expense items and fluctuations is provided below the table.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$4,164	$4,192	$(28)	(0.7)%
Net occupancy and equipment expense	769	823	(54)	(6.6)%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	14	80	(66)	(82.5)%
Carrying costs	103	140	(37)	(26.4)%
Total other real estate/foreclosure expense	117	220	(103)	(46.8)%
Insurance expense and assessments	269	275	(6)	(2.2)%
Other	1,747	1,467	280	19.1%
Total non-interest expense	$7,066	$6,977	$89	1.3%

Salaries and Employee Benefits

Salaries and employee benefits expense, the largest category of non-interest expense, totaled $2.7 million at the Bank and $1.5 million at ALC for the first quarter of 2016, compared to $2.8 million at the Bank and $1.4 million at ALC during the first quarter of 2015. The expense amounts for the Bank are inclusive of salaries and benefits paid to certain members of management and employees for work performed on behalf of USBI, as well as current and deferred fees paid to members of the Bank’s and USBI’s Boards of Directors. Management remains committed to providing salaries and benefits packages to employees at competitive levels in order to ensure that we continue to provide quality service to our customers. Accordingly, we expect salaries and employee benefits expense to generally increase commensurate with market-based increases over time.

Net Occupancy and Equipment Expense

This category of non-interest expense includes expenses associated with depreciation of buildings, equipment and furniture and fixtures, rent of office space, utilities expense and maintenance and repair costs. The majority of the Bank’s office space is owned, while the majority of ALC’s office space is leased. The decrease in this category for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, resulted from reduced costs at the Bank associated with changes in service contract arrangements with the Bank's primary core processing vendor. The Bank previously expensed the costs of the arrangement as occupancy and equipment expense. Under the current service contract arrangement, related expenses are accounted for as other non-interest expense. The resulting decrease to net occupancy and equipment expense was partially offset by increases in depreciation resulting primarily from capital expenditures at the Bank. Occupancy and equipment expense is expected to increase over time as the Company depreciates expenditures associated with capital and technological improvements. During the three months ended March 31, 2016, the Company recorded $3.2 million in additions to premises and equipment. The majority of these expenditures were associated with the purchase of land in the Birmingham, Alabama metropolitan area for future branch expansion. Although the cost of the land is non-depreciable, the Company currently estimates that capital expenditures associated with the Birmingham branch expansion (including the cost of the land) will total approximately $14.5 million.

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

Write-downs, net of gain or loss on sale, totaled $14 thousand for the three months ended March 31, 2016, compared to $80 thousand for the three months ended March 31, 2015. Carrying costs associated with OREO decreased as of March 31, 2016 compared to the same period of 2015, primarily as a result of continued reduction in the levels of OREO at the Bank. OREO totaled $4.7 million and $0.7 million at FUSB and ALC, respectively, as of March 31, 2016, compared to $7.9 million and $0.7 million, respectively, as of March 31, 2015, a decrease of $3.2 million for the Company on a consolidated basis.

Although management continued to reduce OREO levels during the three months ended March 31, 2016, there continues to be uncertainty with respect to economic conditions and real estate values in certain of the service areas in which both the Bank and ALC operate. In addition, as the level of OREO is reduced, it becomes more difficult to work out remaining OREO at the same pace as previously experienced. Accordingly, continued reduction of carrying costs cannot be expected with any level of certainty. Furthermore, if the national or local economy weakens, or if real estate values decline further in our primary service areas, additional write-downs of existing OREO could be required. Additionally, the pace of migration of properties into OREO could increase, resulting in the potential for increased levels of both write-downs and carrying cost.

Insurance Expense and Assessments

This category of non-interest expense includes the cost of corporate insurance maintained by the Company, as well as FDIC insurance and state banking assessments. The Bank pays assessments to the FDIC based on a prescribed regulatory calculation that factors in average total assets and the Company’s supervisory ratings, as determined by regulatory examinations. Total expense in this category decreased modestly during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This category of expense is generally expected to increase over time based on growth in the Company’s balance sheet and expansion of the Company's activities.

Other

This category includes the costs of professional services (including legal, accounting and auditing), information technology and advertising/marketing fees, as well as costs associated with recording and filing, telephone, postage, stationery and printing, employee training and other miscellaneous expenses. Comparing the three months ended March 31, 2016 to the three months ended March 31, 2015, expenses in this category increased, primarily due to increased costs associated with information technology services. Management continues to maintain vigilance in the management of these costs; however, the level of other non-interest expense is generally expected to increase over time as a result of continued focus on technology, training, marketing and business development.

Provision for Income Taxes

The provision for income taxes was $0.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate was 24.0% for the first quarter of 2016, compared to 29.6% for the first quarter of 2015. The Company’s effective tax rate is expected to fluctuate based on recurring items, such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance. Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis after considering a number of factors, including investment return, credit quality and the consistency of such investments with the Company’s overall strategy. The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared with total pre-tax income.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.9 years as of both March 31, 2016 and December 31, 2015.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of March 31, 2016, available-for-sale securities totaled $199.5 million, or 86.2% of the total investment portfolio, compared to

$198.8 million, or 86.0% of the total investment portfolio, as of December 31, 2015. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government-sponsored agencies, obligations of state and political subdivisions and corporate notes.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of March 31, 2016, held-to-maturity securities totaled $32.0 million, or 13.8% of the total investment portfolio, compared to $32.4 million, or 14.0% of the total investment portfolio, as of December 31, 2015. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of state and political subdivisions.

Gains on Sale and Prepayment of Securities

Sales transactions affecting the Bank’s investment portfolio are directed by asset and liability management activities and strategies. Although short-term losses may occur from time to time, the “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

No securities were sold or prepaid during the three months ended March 31, 2016. During the three months ended March 31, 2015, net gains on the sale of available-for-sale securities were $0.3 million. No securities were sold at a loss during the three months ended March 31, 2015.

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio segment for both FUSB and ALC at the end of each of the most recent five quarters as of March 31, 2016.

	FUSB
	2016	2015
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$18,023	$11,827	$11,900	$12,363	$10,137
Secured by 1-4 family residential properties	30,623	30,730	32,049	30,564	29,545
Secured by multi-family residential properties	11,580	11,845	13,005	17,163	18,837
Secured by non-farm, non-residential properties	82,754	83,883	75,840	81,621	86,982
Other	168	115	116	57	58
Commercial and industrial loans	34,568	29,377	18,796	18,198	17,897
Consumer loans	6,614	7,057	6,848	6,910	7,254
Other loans	407	379	486	786	775
Total loans	$184,737	$175,213	$159,040	$167,662	$171,485
Less unearned interest, fees and deferred cost	174	149	164	191	174
Allowance for loan losses	1,068	1,329	1,941	2,449	2,880
Net loans	$183,495	$173,735	$156,935	$165,022	$168,431

	ALC
	2016	2015
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	16,265	17,223	17,993	19,129	20,209
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans	74,669	76,131	74,767	73,342	61,321
Other loans	—	—	—	—	—
Total loans	$90,934	$93,364	$92,760	$92,471	$81,530
Less unearned interest, fees and deferred cost	8,147	9,215	9,576	9,941	8,222
Allowance for loan losses	2,307	2,452	2,404	2,559	2,521
Net loans	$80,480	$81,697	$80,780	$79,971	$70,787

The tables below summarize changes in the allowance for loan losses and certain asset quality ratios at the end of each of the most recent five quarters as of March 31, 2016 at both FUSB and ALC.

	FUSB
	2016	2015
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Balance at beginning of period	$1,329	$1,941	$2,449	$2,880	$3,486
Charge-offs:
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	(490)	(173)	(28)	(77)
Residential real estate	—	—	(27)	—	(40)
Consumer installment	(21)	(1)	(2)	(3)	(11)
Total charge-offs	(21)	(491)	(202)	(31)	(128)
Recoveries	40	68	94	45	47
Net recoveries (charge-offs)	19	(423)	(108)	14	(81)
Provision (reduction in reserve) for loan losses	(280)	(189)	(400)	(445)	(525)
Ending balance	$1,068	$1,329	$1,941	$2,449	$2,880
as a % of loans	0.58%	0.76%	1.22%	1.46%	1.68%

	ALC
	2016	2015
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,452	$2,404	$2,559	$2,521	$2,682
Charge-offs:
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	(5)	(14)	(30)	(63)	(80)
Consumer installment	(765)	(706)	(618)	(573)	(655)
Total charge-offs	(770)	(720)	(648)	(636)	(735)
Recoveries	178	164	170	184	216
Net recoveries (charge-offs)	(592)	(556)	(478)	(452)	(519)
Provision (reduction in reserve) for loan losses	447	604	323	490	358
Ending balance	$2,307	$2,452	$2,404	$2,559	$2,521
as a % of loans	2.79%	2.91%	2.89%	3.10%	3.44%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of March 31, 2016 were as follows:

	Consolidated
	2016	2015
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$3,277	$3,102	$4,222	$3,819	$4,215
Other real estate owned	5,356	6,038	6,656	7,168	8,607
Total	$8,633	$9,140	$10,878	$10,987	$12,822
Nonperforming assets as a percentage of loans and other real estate	3.17%	3.45%	4.37%	4.27%	5.07%
Nonperforming assets as a percentage of total assets	1.50%	1.59%	1.98%	1.96%	2.27%

	FUSB
	2016	2015
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$1,463	$1,445	$2,624	$2,028	$2,397
Other real estate owned	4,702	5,327	5,961	6,509	7,949
Total	$6,165	$6,772	$8,585	$8,537	$10,346
Nonperforming assets as a percentage of loans and other real estate	3.26%	3.75%	5.21%	4.91%	5.78%
Nonperforming assets as a percentage of total assets	1.07%	1.17%	1.56%	1.52%	1.83%

	ALC
	2016	2015
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$1,814	$1,657	$1,598	$1,791	$1,818
Other real estate owned	654	711	695	659	658
Total	$2,468	$2,368	$2,293	$2,450	$2,476
Nonperforming assets as a percentage of loans and other real estate	2.96%	2.79%	2.73%	2.95%	3.35%
Nonperforming assets as a percentage of total assets	2.93%	2.76%	2.70%	2.91%	3.30%

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to accrual or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. The Company had $0.5 million and $1.5 million of non-accruing loans that were restructured and remained on non-accrual status as of March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance.

Deposits

Total deposits increased by 1.3% to $485.5 million as of March 31, 2016, from $479.3 million as of December 31, 2015. Core deposits, which exclude time deposits of $250,000 or more, provide for a relatively stable funding source that supports earning assets. Core deposits totaled $460.5 million, or 94.8% of total deposits, as of March 31, 2016, compared with $454.2 million, or 94.8% of total deposits, as of December 31, 2015.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be one of the Company’s primary sources of funding in the future, and we will continue to monitor deposit levels closely to help ensure an adequate level of funding for the Company’s activities. However, various economic and competitive factors could affect this funding source in the future, including increased competition from other financial institutions in deposit gathering, national and local economic conditions and interest rate policies adopted by the Federal Reserve and other central banks.

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. We continue to utilize this category as an alternative source of funds. During the first quarter of 2016, these borrowings represented 2.3% of average interest-bearing liabilities, compared with 1.2% in the first quarter of 2015.

Shareholders’ Equity

The Company has historically placed great emphasis on maintaining its strong capital base. As of March 31, 2016, shareholders’ equity totaled $77.7 million, or 13.5% of total assets, compared to $77.0 million, or 13.4% of total assets, as of December 31, 2015. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The increase in shareholders’ equity during the period ended March 31, 2016 resulted from continued growth in retained earnings and increases in accumulated other comprehensive income related to changes in the fair value of investment securities available-for-sale. The fair value of the available-for-sale portfolio fluctuates based primarily on changes in interest rates. Accordingly, the net unrealized gains during the first quarter of 2016 are not necessarily indicative of future performance of the portfolio.

The Company’s Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During both the three-month periods ended March 31, 2016 and 2015, the Company declared dividends of $0.02 per common share, or approximately $0.1 million.

As of both March 31, 2016 and December 31, 2015, the Company retained approximately $20.8 million in treasury stock. USBI initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2016. There are 242,303 shares available for repurchase under this plan, at management’s discretion. No shares were purchased under this program to date in 2016 or in 2015.

As of March 31, 2016 and December 31, 2015, a total of 108,137 and 103,571 shares of stock, respectively, were deferred in connection with USBI’s Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of USBI’s common stock. All directors deferred fees, whether designated as cash or in shares of stock, are reflected as compensation expense in the period earned. During the three months ended March 31, 2016, the Company classified all deferred directors fees allocated to be paid in shares of stock as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $101.6 million as of March 31, 2016 and $97.8 million as of December 31, 2015. Investment securities forecasted to mature or reprice in one year or less are estimated to be $17.3 million of the investment portfolio as of March 31, 2016.

Although the majority of the securities portfolio has a legal final maturity exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of March 31, 2016, the investment securities portfolio had an estimated average life of 2.9 years, and approximately 83.2% of the portfolio (including both available-for-sale and held-to-maturity investments) was expected to be repaid within five years. However, management does not rely solely on the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of March 31, 2016 and December 31, 2015, respectively, the Company had $5.0 million and $12.0 million in outstanding borrowings under FHLB advances. The Company had up to $167.7 million and $152.5 million in remaining unused credit from the FHLB (subject to available collateral) as of March 31, 2016 and December 31, 2015, respectively. In addition, the Company had $18.8 million in unused established federal funds lines as of March 31, 2016 and December 31, 2015.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources or operation of the Company. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. See Note 15, “Guarantees, Commitments and Contingencies,” in the Notes to the Interim Condensed Consolidated Financial Statements for further discussion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Financial simulation models are the primary tools used to measure interest rate exposure. Using a wide range of scenarios, management is provided with extensive information on the potential impact on net interest income caused by changes in interest rates. In these simulations, assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of the Company’s balance sheet resulting from both strategic plans and customer behavior. Simulation models also incorporate management’s assumptions regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.

Measuring Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of all of the Company’s portfolio of assets and liabilities. These repricing characteristics are the timeframes during which the interest-bearing assets and liabilities are subject to fluctuation based on changes in interest rates, either at replacement or maturity, during the life of the instruments. Measuring interest rate sensitivity is a function of the differences in the volume of assets and the volume of liabilities that are subject to repricing in future time periods. These differences are known as interest sensitivity gaps and are usually calculated for segments of time and on a cumulative basis.

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

See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of USBI's Annual Report on Form 10-K as of and for the year ended December 31, 2015 for additional disclosures related to market risk.

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

USBI’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the USBI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2016, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, USBI’s management concluded, as of March 31, 2016, that USBI’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in USBI’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

There were no changes in USBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 to Item 1, “Guarantees, Commitments and Contingencies,” for information regarding certain litigation matters relating to the Company.

The Company is a party to certain ordinary course litigation, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such ordinary course litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in USBI’s Annual Report on Form 10-K as of and for the year ended December 31, 2015 that could materially affect the Company’s business, financial condition or future results. The risks described in USBI’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of USBI or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of USBI’s common stock during the first quarter of 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
January 1 – January 31	—		$—	—	242,303
February 1 – February 29	—		$—	—	242,303
March 1 – March 31	1,700	(2)	$8.05	—	242,303
Total	1,700		$8.05	—	242,303

(1)

On December 16, 2015, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, USBI is authorized to repurchase up to 642,785 shares of common stock. The expiration date of the extended repurchase program is December 31, 2016. As of March 31, 2016, there were 242,303 shares that may still be purchased under the program.

(2)	1,700 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. 401(k) Plan.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: May 12, 2016

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting
Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

3.2A	First Amendment to the Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed February 24, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016.