Form 10-Q
period 2016-06-30
UNITED SECURITY BANCSHARES INC
filed 2016-08-10
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2016
Common Stock, $0.01 par value	6,043,292 shares

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, United Security Bancshares, Inc. (“USBI” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in USBI’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of USBI’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. Specifically, with respect to statements relating to loan demand, growth and earnings potential, geographic expansion and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$9,372	$7,088
Interest-bearing deposits in banks	33,353	36,984
Total cash and cash equivalents	42,725	44,072
Investment securities available-for-sale, at fair value	179,613	198,843
Investment securities held-to-maturity, at amortized cost	33,552	32,359
Federal Home Loan Bank stock, at cost	1,368	1,025
Loans, net of allowance for loan losses of $3,591 and $3,781, respectively	298,901	255,432
Premises and equipment, net	14,960	12,084
Cash surrender value of bank-owned life insurance	14,448	14,292
Accrued interest receivable	1,804	1,833
Other real estate owned	5,405	6,038
Other assets	8,978	9,804
Total assets	$601,754	$575,782
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$495,618	$479,258
Accrued interest expense	233	180
Other liabilities	7,026	6,960
Short-term borrowings	5,352	7,354
Long-term debt	15,000	5,000
Total liabilities	523,229	498,752
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,329,060 shares issued; 6,038,554 shares outstanding	73	73
Surplus	10,713	10,558
Accumulated other comprehensive income, net of tax	1,338	536
Retained earnings	87,231	86,693
Less treasury stock: 1,290,506 shares at cost	(20,817)	(20,817)
Noncontrolling interest	(13)	(13)
Total shareholders’ equity	78,525	77,030
Total liabilities and shareholders’ equity	$601,754	$575,782

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$6,366	$6,520	$12,419	$12,655
Interest on investment securities	1,112	1,215	2,255	2,401
Total interest income	7,478	7,735	14,674	15,056

Interest expense:
Interest on deposits	513	557	1,036	1,164
Interest on borrowings	48	8	60	15
Total interest expense	561	565	1,096	1,179

Net interest income	6,917	7,170	13,578	13,877

Provision (reduction in reserve) for loan losses	536	45	703	(121)

Net interest income after provision (reduction in reserve) for loan losses	6,381	7,125	12,875	13,998

Non-interest income:
Service and other charges on deposit accounts	426	472	843	926
Credit insurance income	162	114	314	189
Other income, net	496	398	914	883
Net gain on sales and prepayments of investment securities	396	84	398	361
Total non-interest income	1,480	1,068	2,469	2,359

Non-interest expense:
Salaries and employee benefits	4,236	4,215	8,400	8,407
Net occupancy and equipment	782	780	1,551	1,603
Other real estate/foreclosure expense, net	129	347	246	567
Other expense	2,108	1,765	4,124	3,507
Total non-interest expense	7,255	7,107	14,321	14,084

Income before income taxes	606	1,086	1,023	2,273
Provision for income taxes	144	312	244	663
Net income	$462	$774	$779	$1,610
Basic net income per share	$0.08	$0.13	$0.13	$0.26
Diluted net income per share	$0.07	$0.12	$0.12	$0.25
Dividends per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income	$462	$774	$779	$1,610
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during period, net of tax expense (benefit) of $456, $(386), $695 and $(382), respectively	782	(641)	1,192	(638)
Reclassification adjustment for net gains on available-for-sale securities realized in net income, net of tax of $145, $31, $145 and $136, respectively	(250)	(50)	(250)	(223)
Unrealized holding losses arising during the period on effective cash flow hedge derivatives, net of tax of $(81), $0, $(81) and $0, respectively	(140)	—	(140)	—
Other comprehensive income (loss)	392	(691)	802	(861)
Total comprehensive income	$854	$83	$1,581	$749

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

UNITED SECURITY BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$779	$1,610
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	479	428
Provision (reduction in reserve) for loan losses	703	(121)
Deferred income tax provision	235	648
Net gain on sale and prepayment of investment securities	(398)	(359)
Stock-based compensation expense	155	189
Net amortization of securities	805	837
Net loss on premises and equipment, repossessed assets and other real estate	371	494
Changes in assets and liabilities:
Decrease in accrued interest receivable	29	304
Decrease in other assets	50	859
Increase (decrease) in accrued interest expense	53	(23)
Decrease in other liabilities	(155)	(662)
Net cash provided by operating activities	3,106	4,204
Cash flows from investing activities:
Purchase of investment securities, available-for-sale	(17,520)	(40,185)
Purchase of investment securities, held-to-maturity	(13,850)	(17,538)
Proceeds from sales of investment securities, available-for-sale	12,341	15,754
Proceeds from maturities and prepayments of investment securities, available-for-sale	25,572	25,399
Proceeds from maturities and prepayments of investment securities, held-to-maturity	12,579	2,625
Net increase in Federal Home Loan Bank stock	(343)	(3)
Proceeds from the sale of premises and equipment and other real estate	1,071	1,520
Net change in loan portfolio	(44,842)	13,181
Purchases of premises and equipment	(3,578)	(1,859)
Net cash used in investing activities	(28,570)	(1,106)
Cash flows from financing activities:
Net increase (decrease) in customer deposits	16,360	(12,518)
Net increase (decrease) in short-term borrowings	(2,002)	549
Proceeds from long-term Federal Home Loan Bank advances	10,000	—
Dividends paid	(241)	(242)
Net cash provided by (used in) financial activities	24,117	(12,211)
Net decrease in cash and cash equivalents	(1,347)	(9,113)
Cash and cash equivalents, beginning of period	44,072	34,166
Cash and cash equivalents, end of period	$42,725	$25,053
Supplemental disclosures:
Cash paid for:
Interest	$1,043	$1,202
Income taxes	65	28
Non-cash transactions:
Assets acquired in settlement of loans	$560	$1,463

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

Accounting Standards Update (“ASU”) 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Institutions will be required to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2016-10, “Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing.”  Issued in April 2016, ASU 2016-10 clarifies ASC Topic 606, “Revenue from Contracts with Customers" with respect to (i) identifying performance obligations; and (ii) the licensing implementation guidance.  Since the amendments in ASU 2016-10 affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is not yet effective, this ASU will become effective when ASU 2014-09 becomes effective.  The amendments of ASU 2016-10 are effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2016-09, “Compensation-Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting.”  Issued in March 2016, ASU 2016-09 seeks to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes; (6) the practical expedient for estimating the expected term; and (7) intrinsic value.  The amendments of ASU 2016-09 are effective for interim and annual periods beginning after December 15, 2016.  Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

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

ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” Issued in March 2016, ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under ASC Topic 815 does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met.  The amendments of ASU 2016-05 are effective for interim and annual periods beginning after December 15, 2016.  Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic shares	6,147,727	6,139,268	6,145,326	6,136,882
Dilutive shares	272,550	177,050	272,550	177,050
Diluted shares	6,420,277	6,316,318	6,417,876	6,313,932

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands, Except Per Share Data)		(Dollars in Thousands, Except Per Share Data)
Net income	$462	$774	$779	$1,610
Basic net income per share	$0.08	$0.13	$0.13	$0.26
Diluted net income per share	$0.07	$0.12	$0.12	$0.25

4.	COMPREHENSIVE INCOME

Comprehensive income consists of net income, as well as unrealized holding gains and losses that arise during the period associated with the Company’s available-for-sale securities portfolio and the effective portion of cash flow hedge derivatives. In the calculation of comprehensive income, reclassification adjustments are made for gains or losses realized in the statement of operations associated with the sale of available-for-sale securities or changes in the fair value of cash flow derivatives.

5.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of June 30, 2016 and December 31, 2015 were as follows:

	Available-for-Sale
	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$110,687	$1,849	$(20)	$112,516
Commercial	53,472	295	(456)	53,311
Obligations of states and political subdivisions	10,267	662	—	10,929
Obligations of U.S. government-sponsored agencies	2,000	8	—	2,008
Corporate notes	767	2	—	769
U.S. Treasury securities	80	—	—	80
Total	$177,273	$2,816	$(476)	$179,613

	Held-to-Maturity
	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$17,396	$105	$—	$17,501
Obligations of U.S. government-sponsored agencies	13,972	77	(2)	14,047
Obligations of states and political subdivisions	2,184	40	(3)	2,221
Total	$33,552	$222	$(5)	$33,769

	Available-for-Sale
	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$135,104	$998	$(608)	$135,494
Commercial	45,961	164	(616)	45,509
Obligations of states and political subdivisions	14,071	931	(4)	14,998
Obligations of U.S. government-sponsored agencies	1,999	—	(17)	1,982
Corporate notes	780	—	—	780
U.S. Treasury securities	80	—	—	80
Total	$197,995	$2,093	$(1,245)	$198,843

	Held-to-Maturity
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$16,321	$33	$(170)	$16,184
Obligations of U.S. government-sponsored agencies	13,766	19	(71)	13,714
Obligations of states and political subdivisions	2,272	18	(4)	2,286
Total	$32,359	$70	$(245)	$32,184

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of June 30, 2016 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$1,930	$1,947	$—	$—
Maturing after one to five years	6,124	6,256	1,463	1,509
Maturing after five to ten years	94,262	95,782	9,653	9,674
Maturing after ten years	74,957	75,628	22,436	22,586
Total	$177,273	$179,613	$33,552	$33,769

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2016 and December 31, 2015.

	Available-for-Sale
	June 30, 2016
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$1,646	$(2)	$2,099	$(18)
Commercial	13,893	(15)	13,612	(441)
U.S. Treasury securities	80	—	—	—
Total	$15,619	$(17)	$15,711	$(459)

	Held-to-Maturity
	June 30, 2016
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Obligations of U.S. government-sponsored agencies	$1,396	$(2)	$—	$—
Obligations of states and political subdivisions	568	(3)	—	—
Total	$1,964	$(5)	$—	$—

	Available-for-Sale
	December 31, 2015
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$83,403	$(458)	$9,061	$(150)
Commercial	24,337	(272)	8,918	(344)
Obligations of U.S. government-sponsored agencies	1,982	(17)	—	—
Corporate notes	779	—	—	—
Obligations of states and political subdivisions	707	(4)	—	—
Total	$111,208	$(751)	$17,979	$(494)

	Held-to-Maturity
	December 31, 2015
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$14,143	$(170)	$—	$—
Obligations of U.S. government-sponsored agencies	11,163	(44)	1,560	(27)
Obligations of states and political subdivisions	572	(4)	—	—
Total	$25,878	$(218)	$1,560	$(27)

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

As of June 30, 2016, 13 debt securities had been in a loss position for more than 12 months, and 11 debt securities had been in a loss position for less than 12 months. As of December 31, 2015, 13 debt securities had been in a loss position for more than 12 months, and 102 debt securities had been in a loss position for less than 12 months. As of both June 30, 2016 and December 31, 2015, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of June 30, 2016 and December 31, 2015.

Investment securities available-for-sale with a carrying value of $78.4 million and $61.3 million as of June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes.

Gains realized on sales of securities available-for-sale were approximately $0.4 million for both the six months ended June 30, 2016 and the year ended December 31, 2015. There were no losses on sales of securities during the six months ended June 30, 2016 or the year ended December 31, 2015.

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

Other loans – Other loans include credit cards, overdrawn checking accounts reclassified to loans and overdraft lines of credit.

As of June 30, 2016 and December 31, 2015, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	June 30, 2016
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$24,306	$—	$24,306
Secured by 1-4 family residential properties	33,326	15,430	48,756
Secured by multi-family residential properties	5,972	—	5,972
Secured by non-farm, non-residential properties	105,541	—	105,541
Other	190	—	190
Commercial and industrial loans	38,160	—	38,160
Consumer loans	6,366	80,886	87,252
Other loans	364	—	364
Total loans	214,225	96,316	310,541
Less: Unearned interest, fees and deferred cost	192	7,857	8,049
Allowance for loan losses	1,138	2,453	3,591
Net loans	$212,895	$86,006	$298,901

	December 31, 2015
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$11,827	$—	$11,827
Secured by 1-4 family residential properties	30,730	17,233	47,963
Secured by multi-family residential properties	11,845	—	11,845
Secured by non-farm, non-residential properties	83,883	—	83,883
Other	115	—	115
Commercial and industrial loans	29,377	—	29,377
Consumer loans	7,057	76,131	83,188
Other loans	379	—	379
Total loans	175,213	93,364	268,577
Less: Unearned interest, fees and deferred cost	149	9,215	9,364
Allowance for loan losses	1,329	2,452	3,781
Net loans	$173,735	$81,697	$255,432

Although the Company has a diversified loan portfolio, 59.5% and 58.0% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, loans with variable interest rate payment terms represented 56.1% of the Bank’s loan portfolio, while loans with fixed interest rate payment terms represented 43.9% of the portfolio. As of December 31, 2015, variable rate loans represented 52.1% of the Bank’s portfolio, while fixed rate loans represented 47.9%. At ALC, all loans are originated under fixed interest rate payment terms.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with non-related parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of both June 30, 2016 and December 31, 2015 were $2.9 million. During the six months ended June 30, 2016, there was one new loan to these parties, and repayments by active related parties were $71 thousand. During the year ended December 31, 2015, there were no new loans to these related parties, and repayments by active related parties were $0.2 million.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses by loan portfolio segment and loan type as of June 30, 2016 and December 31, 2015. While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, these tables represent management's allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

	FUSB
	Six Months Ended June 30, 2016
	Commercial & Industrial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$133	$1,118	$28	$36	$14	$1,329
Charge-offs	—	—	(27)	(7)	—	(34)
Recoveries	19	230	34	10	—	293
Provision	57	(577)	(18)	96	(8)	(450)
Ending balance	209	771	17	135	6	1,138
Ending balance individually evaluated for impairment	64	291	—	5	—	360
Ending balance collectively evaluated for impairment	$145	$480	$17	$130	$6	$778
Loan receivables:
Ending balance	38,160	136,009	6,366	33,326	364	214,225
Ending balance individually evaluated for impairment	427	1,934	—	251	—	2,612
Ending balance collectively evaluated for impairment	$37,733	$134,075	$6,366	$33,075	$364	$211,613

	ALC
	Six Months Ended June 30, 2016
	Commercial & Industrial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,202	$250	$—	$2,452
Charge-offs	—	—	(1,511)	(21)	—	(1,532)
Recoveries	—	—	351	29	—	380
Provision	—	—	1,229	(76)	—	1,153
Ending balance	—	—	2,271	182	—	2,453
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$2,271	$182	$—	$2,453
Loan receivables:
Ending balance	—	—	80,886	15,430	—	96,316
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$80,886	$15,430	$—	$96,316

	FUSB & ALC
	Six Months Ended June 30, 2016
	Commercial & Industrial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$133	$1,118	$2,230	$286	$14	$3,781
Charge-offs	—	—	(1,538)	(28)	—	(1,566)
Recoveries	19	230	385	39	—	673
Provision	57	(577)	1,211	20	(8)	703
Ending balance	209	771	2,288	317	6	3,591
Ending balance individually evaluated for impairment	64	291	—	5	—	360
Ending balance collectively evaluated for impairment	$145	$480	$2,288	$312	$6	$3,231
Loan receivables:
Ending balance	38,160	136,009	87,252	48,756	364	310,541
Ending balance individually evaluated for impairment	427	1,934	—	251	—	2,612
Ending balance collectively evaluated for impairment	$37,733	$134,075	$87,252	$48,505	$364	$307,929

	FUSB
	Year Ended December 31, 2015
	Commercial & Industrial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$141	$2,810	$114	$421	$—	$3,486
Charge-offs	—	(767)	(17)	(68)	—	(852)
Recoveries	61	12	70	111	—	254
Provision	(69)	(937)	(139)	(428)	14	(1,559)
Ending balance	133	1,118	28	36	—	1,329
Ending balance individually evaluated for impairment	80	230	—	—	—	310
Ending balance collectively evaluated for impairment	$53	$888	$28	$36	$14	$1,019
Loan receivables:
Ending balance	29,377	107,670	7,057	30,730	379	175,213
Ending balance individually evaluated for impairment	444	2,018	—	252	—	2,714
Ending balance collectively evaluated for impairment	$28,933	$105,652	$7,057	$30,478	$379	$172,499

	ALC
	Year Ended December 31, 2015
	Commercial & Industrial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,336	$346	$—	$2,682
Charge-offs	—	—	(2,552)	(187)	—	(2,739)
Recoveries	—	—	712	22	—	734
Provision	—	—	1,706	69	—	1,775
Ending balance	—	—	2,202	250	—	2,452
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$2,202	$250	$—	$2,452
Loan receivables:
Ending balance	—	—	76,131	17,233	—	93,364
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$76,131	$17,233	$—	$93,364

	FUSB & ALC
	Year Ended December 31, 2015
	Commercial & Industrial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$141	$2,810	$2,450	$767	$—	$6,168
Charge-offs	—	(767)	(2,569)	(255)	—	(3,591)
Recoveries	61	12	782	133	—	988
Provision	(69)	(937)	1,567	(359)	14	216
Ending balance	133	1,118	2,230	286	—	3,781
Ending balance individually evaluated for impairment	80	230	—	—	—	310
Ending balance collectively evaluated for impairment	$53	$888	$2,230	$286	$14	$3,471
Loan receivables:
Ending balance	29,377	107,670	83,188	47,963	379	268,577
Ending balance individually evaluated for impairment	444	2,018	—	252	—	2,714
Ending balance collectively evaluated for impairment	$28,933	$105,652	$83,188	$47,711	$379	$265,863

Credit Quality

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

●

Substandard (Risk Grade 7): Loans in this category have defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as substandard.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of June 30, 2016.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$22,679	$—	$1,627	$—	$24,306
Secured by 1-4 family residential properties	31,787	221	1,318	—	33,326
Secured by multi-family residential properties	5,972	—	—	—	5,972
Secured by non-farm, non-residential properties	100,898	3,841	802	—	105,541
Other	190	—	—	—	190
Commercial and industrial loans	36,998	470	692	—	38,160
Consumer loans	6,250	—	116	—	6,366
Other loans	364	—	—	—	364
Total	$205,138	$4,532	$4,555	$—	$214,225

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$15,094	$336	$15,430
Consumer loans	79,689	1,197	80,886
Total	$94,783	$1,533	$96,316

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2015.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$9,862	$—	$1,965	$—	$11,827
Secured by 1-4 family residential properties	29,252	228	1,250	—	30,730
Secured by multi-family residential properties	11,845	—	—	—	11,845
Secured by non-farm, non-residential properties	78,647	4,315	921	—	83,883
Other	115	—	—	—	115
Commercial and industrial loans	28,170	482	725	—	29,377
Consumer loans	6,905	—	152	—	7,057
Other loans	379	—	—	—	379
Total	$165,175	$5,025	$5,013	$—	$175,213

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$16,964	$269	$17,233
Consumer loans	74,743	1,388	76,131
Total	$91,707	$1,657	$93,364

The following tables provide an aging analysis of past due loans by class as of June 30, 2016.

	FUSB
	As of June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$65	$—	$126	$191	$24,115	$24,306	$—
Secured by 1-4 family residential properties	272	40	353	665	32,661	33,326	—
Secured by multi-family residential properties	—	—	—	—	5,972	5,972	—
Secured by non-farm, non-residential properties	—	—	—	—	105,541	105,541	—
Other	—	—	—	—	190	190	—
Commercial and industrial loans	55	24	—	79	38,081	38,160	—
Consumer loans	5	42	16	63	6,303	6,366	—
Other loans	—	—	—	—	364	364	—
Total	$397	$106	$495	$998	$213,227	$214,225	$—

ALC
As of June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	130	53	332	515	14,915	15,430	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	822	438	1,190	2,450	78,436	80,886	—
Other loans	—	—	—	—	—	—	—
Total	$952	$491	$1,522	$2,965	$93,351	$96,316	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2015.

	FUSB
	As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$86	$86	$11,741	$11,827	$—
Secured by 1-4 family residential properties	118	206	360	684	30,046	30,730	—
Secured by multi-family residential properties	—	—	—	—	11,845	11,845	—
Secured by non-farm, non-residential properties	530	—	148	678	83,205	83,883	—
Other	—	—	—	—	115	115	—
Commercial and industrial loans	22	52	—	74	29,303	29,377	—
Consumer loans	49	4	83	136	6,921	7,057	—
Other loans	—	—	—	—	379	379	—
Total	$719	$262	$677	$1,658	$173,555	$175,213	$—

ALC
As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	91	206	252	549	16,684	17,233	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	965	567	1,377	2,909	73,222	76,131	—
Other loans	—	—	—	—	—	—	—
Total	$1,056	$773	$1,629	$3,458	$89,906	$93,364	$—

The following table provides an analysis of non-accruing loans by class as of June 30, 2016 and December 31, 2015.

	Loans on Non-Accrual Status
	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$126	$339
Secured by 1-4 family residential properties	1,032	968
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	70	213
Commercial and industrial loans	82	47
Consumer loans	1,309	1,535
Total loans	$2,619	$3,102

Impaired Loans

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

As of June 30, 2016, the carrying amount of impaired loans consisted of the following:

	June 30, 2016
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	54	54	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$54	$54	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,377	$1,377	$177
Secured by 1-4 family residential properties	197	197	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	557	557	114
Commercial and industrial	427	427	64
Total loans with an allowance recorded	$2,558	$2,558	$360

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,377	$1,377	$177
Secured by 1-4 family residential properties	251	251	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	557	557	114
Commercial and industrial	427	427	64
Total impaired loans	$2,612	$2,612	$360

As of December 31, 2015, the carrying amount of impaired loans consisted of the following:

	December 31, 2015
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	54	54	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$54	$54	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$95
Secured by 1-4 family residential properties	198	198	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	573	573	130
Commercial and industrial	444	444	80
Total loans with an allowance recorded	$2,660	$2,660	$310

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$95
Secured by 1-4 family residential properties	252	252	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	573	573	130
Commercial and industrial	444	444	80
Total impaired loans	$2,714	$2,714	$310

The average net investment in impaired loans and interest income recognized and received on impaired loans during the six months ended June 30, 2016 and the year ended December 31, 2015 were as follows:

	June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,405	$21	$22
Secured by 1-4 family residential properties	251	7	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	562	16	16
Commercial and industrial	435	12	12
Total	$2,653	$56	$55

	December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,493	$44	$46
Secured by 1-4 family residential properties	139	14	14
Secured by multi-family residential properties	1,892	—	—
Secured by non-farm, non-residential properties	3,329	35	36
Commercial and industrial	264	26	26
Total	$7,117	$119	$122

Loans on which the accrual of interest has been discontinued amounted to $2.6 million and $3.1 million as of June 30, 2016 and December 31, 2015, respectively. If interest on those loans had been accrued, there would have been $16 thousand and $0.1 million of interest accrued for the six-month period ended June 30, 2016 and year ended December 31, 2015, respectively. Interest income related to these loans as of June 30, 2016 and December 31, 2015 was $10 thousand and $0.3 million, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of June 30, 2016 and December 31, 2015, respectively, the Company had $0.5 million and $1.5 million of non-accruing loans that were previously restructured and that remained on non-accrual status. For the six months ended June 30, 2016, the Company had $37 thousand in restructured loans that were restored to accrual status based on a sustained period of repayment performance. For the year ended December 31, 2015, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans remaining in each loan category, as of June 30, 2016 and December 31, 2015, that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	June 30, 2016			December 31, 2015
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	2	$1,960	$1,446	3	$2,220	$1,698
Secured by 1-4 family residential properties	5	459	325	4	200	103
Secured by non-farm, non-residential properties	2	113	47	2	113	52
Commercial loans	2	116	93	2	116	94
Total	11	$2,648	$1,911	11	$2,649	$1,947

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications. None of the loans that were previously modified in a troubled debt restructuring as of June 30, 2016 and December 31, 2015 have defaulted subsequent to modification.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $6 thousand and $1 thousand as of June 30, 2016 and December 31, 2015, respectively.

7.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or the fair value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the six months ended June 30, 2016 and 2015:

	June 30, 2016
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning balance	$5,327	$711	$6,038
Transfers from loans and fixed assets	269	68	337
Sales proceeds	(629)	(251)	(880)
Gross gains	—	27	27
Gross losses	(23)	(71)	(94)
Net gains (losses)	(23)	(44)	(67)
Impairment	—	(23)	(23)
Ending balance	$4,944	$461	$5,405

	June 30, 2015
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning balance	$6,997	$738	$7,735
Transfers from loans	996	118	1,114
Sales proceeds	(1,274)	(96)	(1,370)
Gross gains	4	—	4
Gross losses	(190)	(60)	(250)
Net gains (losses)	(186)	(60)	(246)
Impairment	(24)	(41)	(65)
Ending balance	$6,509	$659	$7,168

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Fair value less estimated cost to sell of foreclosed residential real estate held by the Company was $1.0 million and $1.1 million as of June 30, 2016 and 2015, respectively. In addition, the Company held $0.2 million in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of both June 30, 2016 and December 31, 2015.

8.	INVESTMENT IN LIMITED PARTNERSHIP

The Company holds investments in affordable housing projects for which it provides funding as a limited partner and has received tax credits related to its investments in the projects based on its partnership share. The net assets of the partnership consist primarily of apartment complexes, and the primary liabilities consist of those associated with the operation of the partnership. The Company has determined that this structure requires evaluation as a VIE under Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The Company consolidates one fund in which it has a 99.9% limited partnership interest. Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both June 30, 2016 and December 31, 2015.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements and short-term Federal Home Loan Bank (“FHLB”) advances. Short-term borrowings totaled $5.4 million and $7.4 million as of June 30, 2016 and December 31, 2015, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Company through arrangements with correspondent banks and the Federal Reserve. As of both June 30, 2016 and December 31, 2015, there were no federal funds purchased outstanding, and the Company had $18.8 million in available unused lines.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of both June 30, 2016 and December 31, 2015 totaled $0.4 million.

Short-term FHLB advances are secured borrowings available to the Company as an alternative funding source. The Company had $5.0 million in outstanding FHLB advances with a maturity date of less than six months as of June 30, 2016. As of December 31, 2015, the Company had $7.0 million in outstanding FHLB advances with a maturity date of less than six months.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances often offer more attractive rates than other mid- and long-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. The Company had long-term FHLB advances outstanding of $15.0 million and $5.0 million as of June 30, 2016 and December 31, 2015, respectively. Long-term FHLB advances with remaining terms to maturity of less than 12 months were $5.0 million as of June 30, 2016. There were no long-term FHLB advances with remaining terms to maturity of less than 12 months as of December 31, 2015.

Assets pledged associated with FHLB advances totaled $22.6 million and $14.0 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company had $152.6 million and $152.5 million, respectively, in remaining credit from the FHLB (subject to available collateral).

11.	INCOME TAXES

The provision for income taxes was $0.2 million and $0.7 million for the six-month periods ended June 30, 2016 and 2015, respectively. The Company’s effective tax rate was 23.9% and 29.2%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investments and loan income.

The Company had a net deferred tax asset of $7.1 million and $7.8 million as of June 30, 2016 and December 31, 2015, respectively. The reduction in the net deferred tax asset resulted primarily from the impact of changes in the fair value of securities available-for-sale.

12.	DEFERRED COMPENSATION PLANS

The Bank has entered into supplemental compensation benefits agreements with certain directors and executive officers.  The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.6 million as of both June 30, 2016 and December 31, 2015.

In addition, non-employee directors may elect to defer payment of all or any portion of their USBI and FUSB director fees under the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan, which was ratified by shareholders at the annual meeting held on May 11, 2004, permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of USBI’s common stock. The Company uses shares held as treasury stock to satisfy stock-based obligations. A total of 112,282 shares and 103,571 shares were deferred under the Deferral Plan as of June 30, 2016 and December 31, 2015, respectively. Cash deferrals under the Deferral Plan were less than $0.1 million as of June 30, 2016 and December 31, 2015.

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

	2016	2015
Risk-free interest rate	1.58%	1.52%
Expected term	7.5 years	7.5 years
Expected stock price volatility	25.25%	54.04%
Dividend yield	1.50%	1.50%

The following table summarizes the Company's stock option activity for the periods presented.

	Six Months Ended
	June 30, 2016		June 30, 2015
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	175,550	$8.17	83,400	$8.09
Granted	97,000	8.30	96,150	8.23
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	2,500	8.09
Options outstanding, end of period	272,550	$8.21	177,050	$8.16
Options exercisable, end of period	175,550	$8.17	81,900	$8.09

Stock-based compensation expense related to stock options totaled $0.1 million for both six-month periods ended June 30, 2016 and 2015, respectively. The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was $0.1 million as of June 30, 2016 and less than $0.1 million as of  June 30, 2015.

14.	DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Designated as Hedging Instruments

On April 1, 2016, FUSB entered into a forward interest rate swap contract on a variable rate FHLB advance (indexed to three-month LIBOR) with a total notional amount of $10.0 million. The interest rate swap contract was designated as a derivative instrument in a cash flow hedge under ASC Topic 815, Derivatives and Hedging, with the objective of protecting the quarterly interest rate payments on the FHLB advance from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate throughout the seven-year period beginning on April 5, 2016 and ending on April 5, 2023. Under the swap arrangement, which became effective on April 5, 2016, FUSB will pay a fixed interest rate of 1.46% and receive a variable interest rate based on three-month LIBOR on the total notional amount of $10.0 million, with quarterly net settlements.

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of operations for the three- and six-month periods ended June 30, 2016. The accumulated net after-tax loss related to the effective cash flow hedge included in accumulated other comprehensive income totaled $140 thousand as of June 30, 2016. Amounts reported in accumulated other comprehensive income related to this derivative are reclassified to other interest expense as interest payments are made on FUSB’s variable rate FHLB advance. During the next twelve months, FUSB estimates that $68 thousand will be reclassified as an increase to interest expense.

Derivatives Not Designated as Hedging Instruments

In 2014, FUSB entered into three separate interest rate cap agreements to mitigate risks associated with increases in interest rates on an aggregate notional amount of $40 million. The interest rate caps qualify as derivatives but were not designated as hedging instruments. Accordingly, changes in the fair value of the instruments are included in results of operations. Under the three agreements, the Company paid an up-front premium totaling approximately $126 thousand, in return for the ability to receive cash flows if interest rates rise above a strike rate indexed to three-month LIBOR. The agreements have contractual terms that mature at various dates in 2017. As of June 30, 2016, the strike rate had not been achieved on any of the three agreements, and accordingly, the Company has received no cash flows associated with the agreements. Since the inception of the agreements, on a quarterly basis, the Company has recorded the current fair value of the derivatives within other assets on the Company’s consolidated balance sheet, with changes in the fair value included in interest expense on the Company’s consolidated statements of operations. As of June 30, 2016, the fair value of each of the three derivative agreements was zero. During the six months ended June 30, 2016, approximately $3 thousand was recognized as interest expense associated with the agreements.

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

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended June 30, 2016:
Net interest income	$3,683	$3,231	$3	$—	$6,917
Provision (reduction in reserve) for loan losses	(170)	706	—	—	536
Total non-interest income	1,120	342	834	(816)	1,480
Total non-interest expense	4,463	2,478	458	(144)	7,255
Income before income taxes	510	389	379	(672)	606
Provision for income taxes	123	130	(109)	—	144
Net income	$387	$259	$488	$(672)	$462
Other significant items:
Total assets	$603,722	$89,758	$83,936	$(175,662)	$601,754
Total investment securities	213,085	—	80	—	213,165
Total loans, net	290,473	86,006	—	(77,578)	298,901
Investment in subsidiaries	5	—	78,511	(78,511)	5
Fixed asset additions	337	12	—	—	349
Depreciation and amortization expense	191	56	—	—	247
Total interest income from external customers	3,211	4,267	—	—	7,478
Total interest income from affiliates	1,036	—	3	(1,039)	—

For the six months ended June 30, 2016:
Net interest income	$7,281	$6,291	$6	$—	$13,578
Provision (reduction in reserve) for loan losses	(450)	1,153	—	—	703
Total non-interest income	1,842	593	1,508	(1,474)	2,469
Total non-interest expense	8,798	4,904	898	(279)	14,321
Income before income taxes	775	827	616	(1,195)	1,023
Provision for income taxes	171	288	(215)	—	244
Net income	$604	$539	$831	$(1,195)	$779
Other significant items:
Fixed asset additions	3,561	17	—	—	3,578
Depreciation and amortization expense	371	108	—	—	479
Total interest income from external customers	6,335	8,339	—	—	14,674
Total interest income from affiliates	2,048	—	5	(2,053)	—

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended June 30, 2015:
Net interest income	$3,991	$3,176	$3	$—	$7,170
Provision (reduction in reserve) for loan losses	(445)	490	—	—	45
Total non-interest income	861	235	1,093	(1,121)	1,068
Total non-interest expense	4,386	2,477	386	(142)	7,107
Income before income taxes	911	444	710	(979)	1,086
Provision for income taxes	264	153	(105)	—	312
Net income	$647	$291	$815	$(979)	$774
Other significant items:
Total assets	$562,900	$84,139	$81,816	$(168,205)	$560,650
Total investment securities	246,096	—	80	—	246,176
Total loans, net	237,357	79,971	—	(72,335)	244,993
Investment in subsidiaries	5	—	76,488	(76,488)	5
Fixed asset additions	639	87	—	—	726
Depreciation and amortization expense	155	61	—	—	216
Total interest income from external customers	3,640	4,095	—	—	7,735
Total interest income from affiliates	918	—	3	(921)	—

For the six months ended June 30, 2015:
Net interest income	$7,835	$6,037	$5	$—	$13,877
Provision (reduction in reserve) for loan losses	(970)	849	—	—	(121)
Total non-interest income	2,011	455	2,206	(2,313)	2,359
Total non-interest expense	8,667	4,970	743	(296)	14,084
Income before income taxes	2,149	673	1,468	(2,017)	2,273
Provision for income taxes	635	239	(211)	—	663
Net income	$1,514	$434	$1,679	$(2,017)	$1,610
Other significant items:
Fixed asset additions	$1,610	$249	$—	$—	$1,859
Depreciation and amortization expense	308	120	—	—	428
Total interest income from external customers	7,217	7,838	1	—	15,056
Total interest income from affiliates	1,801	—	4	(1,805)	—

16.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the six-month periods ended June 30, 2016 and 2015, respectively, there were no credit losses associated with derivative contracts.

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

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Standby letters of credit	$183	$683
Commitments to extend credit	$45,439	$61,427

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. As of June 30, 2016 and December 31, 2015, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represent the Bank’s total credit risk in this category, is included in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of both June 30, 2016 and December 31, 2015, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

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

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair Value Hierarchy

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk generally and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the six months ended June 30, 2016 or the year ended December 31, 2015.

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

Interest Rate Derivative Agreements

Interest rate derivative agreements are used by the Company to mitigate risk associated with changes in interest rates. The fair value of these agreements is based on information obtained from third-party financial institutions. This information is periodically evaluated by the Company and, as necessary, corroborated against other third-party valuations. The Company classifies these derivative assets within Level 2 of the valuation hierarchy.

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	Fair Value Measurements as of June 30, 2016 Using
	Totals At June 30, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$112,516	$—	$112,516	$—
Commercial	53,311	—	53,311	—
Obligations of states and political subdivisions	10,929	—	10,929	—
Obligations of U.S. government-sponsored agencies	2,008	—	2,008	—
Corporate notes	769	—	769	—
U.S. Treasury securities	80	—	80	—
Other liabilities - derivatives	221	—	221	—

	Fair Value Measurements as of December 31, 2015 Using
	Totals At December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$135,494	$—	$135,494	$—
Commercial	45,509	—	45,509	—
Obligations of states and political subdivisions	14,998	—	14,998	—
Obligations of U.S. government-sponsored agencies	1,982	—	1,982	—
Corporate notes	780	—	780	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	3	—	3	—

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

The following table presents the balances of impaired loans and OREO measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015.

	Fair Value Measurements as of June 30, 2016 Using
	Totals At June 30, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$2,198	$—	$—	$2,198
OREO	5,405	—	—	5,405

	Fair Value Measurements as of December 31, 2015 Using
	Totals At December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$2,350	$—	$—	$2,350
OREO	6,038	—	—	6,038

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2016. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of June 30, 2016 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value June 30, 2016	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$2,198	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

OREO	$5,405	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of June 30, 2016 and December 31, 2015.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$42,725	$42,725	$42,725	$—	$—
Investment securities available-for-sale	179,613	179,613	—	179,613	—
Investment securities held-to-maturity	33,552	33,769	—	33,769	—
Federal Home Loan Bank stock	1,368	1,368	—	—	1,368
Loans, net of allowance for loan losses	298,901	297,242	—	—	297,242
Liabilities:
Deposits	495,618	496,015	—	496,015	—
Short-term borrowings	5,352	5,352	—	5,352	—
Long-term borrowings	15,000	14,998	—	14,998	—
Other liabilities - derivatives	221	221	—	221	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$44,072	$44,072	$44,072	$—	$—
Investment securities available-for-sale	198,843	198,843	—	198,843	—
Investment securities held-to-maturity	32,359	32,184	—	32,184	—
Federal Home Loan Bank stock	1,025	1,025	—	—	1,025
Loans, net of allowance for loan losses	255,432	256,392	—	—	256,392
Other assets – derivatives	3	3	—	3	—
Liabilities:
Deposits	479,258	478,833	—	478,833	—
Short-term borrowings	7,354	7,352	—	7,352	—
Long-term borrowings	5,000	4,977	—	4,977	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE COMPANY’S BUSINESS

United Security Bancshares, Inc., a Delaware corporation (“USBI”), is a bank holding company with its principal offices in Thomasville, Alabama. USBI operates one commercial banking subsidiary, First US Bank (the “Bank” or “FUSB”). As of June 30, 2016, in addition to a loan production office in Jefferson County, Alabama, that opened in April 2016, the Bank operated and served its customers through nineteen banking offices located in Brent, Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama. On July 29, 2016, the Bank's Brent office was permanently closed.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC’s principal office is located in Mobile, Alabama. The Bank is the funding source for ALC. As of June 30, 2016, in addition to its principal office, ALC operated twenty-one finance company offices located in Alabama and southeast Mississippi.

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

Delivery of the best possible financial services to customers remains an overall operational focus of USBI and its subsidiaries (collectively, the “Company”). We recognize that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 280 full-time equivalent employees, to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2016 to December 31, 2015, while comparing income and expense for the six-month periods ended June 30, 2016 and 2015.

All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" appearing in USBI’s Annual Report on Form 10-K as of and for the year ended December 31, 2015.

EXECUTIVE OVERVIEW

For the three months ended June 30, 2016, the Company’s net income was $0.5 million, or $0.07 per diluted share, compared to $0.8 million, or $0.12 per diluted share, for the three months ended June 30, 2015. For the six months ended June 30, 2016, the Company's net income was $0.8 million, or $0.12 per diluted share, compared to $1.6 million, or $0.25 per diluted share, for the six months ended June 30, 2015. The decrease in net income in both periods resulted primarily from higher loan loss provisions in 2016, which decreased net interest income after provision for loan losses by $0.5 million and $0.8 million for the three- and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015. The increase in loan loss provision was due in part to loan growth and in part to reductions in the pace of credit quality improvement from which the Bank benefited in 2015. Net loans increased $34.9 million during the second quarter of 2016 and $43.5 million for the six months ended June 30, 2016. Although the growth in net loans was significant, the majority of growth occurred during the latter part of the second quarter, and accordingly, did not result in significant growth in interest and fees on loans during either the three or six months ended June 30, 2016.

The three months ended June 30, 2016 represented the third consecutive quarter of growth in the Company’s loan portfolio and is reflective of continued focus by management at both the Bank and ALC on efforts to grow the portfolio with a diversified mix of assets of acceptable credit quality. Improvement in asset quality over the past several years has enabled management to deploy more resources to loan origination efforts in recent quarters, particularly at the Bank. The loan growth strategy at the Bank has been focused on the larger metropolitan areas of Birmingham and Tuscaloosa, Alabama which have produced the majority of the Bank’s loan growth over the past three quarters. During the second quarter of 2016, management continued efforts to execute on this strategy through the opening of a loan production office in Mountain Brook, a suburb of Birmingham. In addition, the design and planning phase continued for a new 40,000 square foot office complex on a parcel of land located in the Birmingham area along U.S. Highway 280 that was purchased by the Bank during the first quarter. Construction is expected to begin during the third quarter of 2016, and once completed, the office complex is intended to serve as the Bank’s focal point in the Birmingham area. The complex will house a retail branch of the Bank, as well as the Birmingham commercial lending team and certain members of the Bank’s executive management team. Approximately 25% of the square footage of the office complex will be utilized by the Bank, with the remainder to be leased to commercial tenants. It is expected that the office complex will be operational by the second half of 2017.

As of June 30, 2016, the Company continued to maintain excess funding capacity to provide adequate liquidity for ongoing operations and to fund future loan growth and capital expenditures. The Company benefits from a strong deposit base, a liquid investment portfolio and access to funding from a variety of external sources, such as federal funds lines, Federal Home Loan Bank (“FHLB”) advances and brokered deposits.

Additional significant financial results for the first six months of 2016 are summarized below.

●

Net loans increased $43.5 million, an increase of 17.0% from December 31, 2016, or 34.0% on an annualized basis. Of the total growth, $39.2 million was attributable to the Bank’s commercial loan portfolio, while $4.3 million was attributable to growth in ALC’s consumer loan portfolio. Of the Bank’s growth, $21.7 million represented real estate loans secured by non-farm, non-residential collateral, $12.5 million represented construction real estate, and $8.8 million represented commercial and industrial (C&I) loans. ALC’s growth was comprised of $8.1 million in point-of-sale consumer lending, offset in part by reductions of $1.8 million and $2.0 million in ALC’s real estate and traditional consumer lending portfolios, respectively. The growth at both the Bank and ALC is indicative of management’s ongoing efforts to broaden the Company’s commercial loan portfolio with a diversified mix of real estate and C&I loans, while growing point-of-sale consumer lending at ALC. Management believes that continued success in loan growth efforts, combined with continued adherance to established credit underwriting standards, will strengthen both the diversity and credit quality of the Company’s loan portfolio, while improving interest and fee income on loans.

●

Due to the growth in loan demand, management redeployed certain investment assets to the loan portfolio. As a result, the investment securities portfolio (including both available-for-sale and held-to-maturity securities) decreased to $213.2 million as of June 30, 2016, compared to $231.2 million as of December 31, 2015. Growth in deposits and borrowings also contributed to the funding side of the Company’s balance sheet. Total deposits increased $16.4 million while short-term borrowings and long-term debt increased $8.0 million on a net basis.

●

Non-performing assets decreased $1.1 million from levels as of December 31, 2015, to $8.0 million as of June 30, 2016. Non-performing assets as a percentage of total assets were reduced to 1.33% as of June 30, 2016, compared to 1.59% as of December 31, 2015 and 1.96% as of June 30, 2015. Of the total decrease during the first six months of 2016, $0.6 million represented reductions in OREO, while $0.5 million was attributable to reductions in non-accrual loans.

●

Total interest income decreased $0.4 million for the six months ended June 30, 2016 compared to the same period in 2015, primarily due to lower average yields in the Bank’s loan portfolio. The reduced yields are indicative of the current sustained low interest rate environment, as well as management’s continued focus on maintaining established credit standards as the loan portfolio grows. As a result of the low interest rate environment, the Company was able to reduce interest expense by $0.1 million during the six months ended June 30, 2016 compared to the same period of 2015.

●

The provision for loan losses increased $0.8 million comparing the six months ended June 30, 2016 to the corresponding period of 2015. Approximately $0.3 million of the increase resulted from the loan growth experienced by the Bank and ALC during the period. The remaining amount was primarily attributable to the impact on the Bank’s allowance for loan losses and continued stabilization of credit quality in the Bank’s loan portfolio. Over the past two years, the Bank has experienced substantial improvement in the credit quality of its loan portfolio, as evidenced by declining historical loss rates in the calculation of the allowance for loan losses. This has resulted in negative provisions (reductions in reserve), which have had a positive impact on the Company’s pre-tax income. As the credit quality of the portfolio continues to stabilize, these reductions in reserve decrease, which has a negative impact on the Company’s pre-tax income. The decrease in the Bank’s reduction in reserve for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was $0.5 million.

●

Non-interest income increased $0.1 million during the six months ended June 30, 2016 compared to the corresponding period of 2015. The increase was attributable to increases in the levels of income from credit insurance and other ancillary services sold primarily at ALC. These increases were partially offset by reductions in service charges on deposit accounts at the Bank. During both the six months ended June 30, 2016 and 2015, the Company realized gains on the sale of investment securities of $0.4 million.

●

Non-interest expense increased $0.2 million for the six months ended June 30, 2016 compared to the corresponding period of 2015 as a result of increased costs associated with information technology, as well as the closure of one of the Bank’s retail branches. These increases were partially offset by reductions in other real estate/foreclosure expenses.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Interest income	$7,478	$7,735	$14,674	$15,056
Interest expense	561	565	1,096	1,179
Net interest income	6,917	7,170	13,578	13,877
Provision (reduction in reserve) for loan losses	536	45	703	(121)
Net interest income after provision (reduction in reserve) for loan losses	6,381	7,125	12,875	13,998
Non-interest income	1,480	1,068	2,469	2,359
Non-interest expense	7,255	7,107	14,321	14,084
Income before income taxes	606	1,086	1,023	2,273
Provision for income taxes	144	312	244	663
Net income	$462	$774	$779	$1,610

Net Interest Income

Net interest income is calculated as the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets are comprised of loans at both the Bank and ALC, as well as taxable and nontaxable investments and federal funds sold by the Bank. Interest-bearing liabilities are comprised of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings and long-term debt. Net interest income for the Company totaled $13.6 million and $13.9 million for the six months ended June 30, 2016 and 2015, respectively.

The following tables show, for the three and six months ended June 30, 2016 and June 30, 2015, the average balances of each principal category of assets, liabilities and shareholders’ equity. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – FUSB (Note A)	$191,262	$2,099	4.39%	$170,313	$2,425	5.34%
Loans – ALC (Note A)	84,595	4,267	20.18%	75,198	4,095	22.28%
Taxable investments	240,835	980	1.63%	254,319	1,065	1.69%
Non-taxable investments	15,105	131	3.47%	16,086	150	3.62%
Federal funds sold	923	1	—	—	—	—
Total interest-earning assets	532,720	7,478	5.61%	515,916	7,735	5.90%
Non-interest-earning assets:
Other assets	50,015			47,595
Total	$582,735			$563,511
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$148,709	$132	0.35%	$148,920	$144	0.38%
Savings deposits	78,276	36	0.19%	73,750	34	0.19%
Time deposits	179,572	345	0.77%	184,229	379	0.80%
Borrowings	16,613	48	1.13%	5,773	8	0.59%
Total interest-bearing liabilities	423,170	561	0.53%	412,672	565	0.54%
Non-interest-bearing liabilities:
Demand deposits	74,428			68,168
Other liabilities	6,839			6,708
Shareholders’ equity	78,298			75,963
Total	$582,735			$563,511
Net interest income (Note B)		$6,917			$7,170
Net yield on interest-earning assets			5.19%			5.47%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At FUSB, these loans averaged $1.2 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively. At ALC, these loans averaged $1.5 million and $1.8 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At FUSB, loan fees totaled $0.1 million for both the three months ended June 30, 2016 and 2015. At ALC, loan fees totaled $0.7 million and $0.8 million for the respective periods presented.

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – FUSB (Note A)	$184,176	$4,080	4.43%	$175,941	$4,817	5.48%
Loans – ALC (Note A)	83,847	8,339	19.89%	74,366	7,838	21.08%
Taxable investments	241,775	1,974	1.63%	253,504	2,104	1.66%
Non-taxable investments	16,018	276	3.45%	16,318	297	3.64%
Federal funds sold	1,923	5	0.52%	—	—	—
Total interest-earning assets	527,739	14,674	5.56%	520,129	15,056	5.79%
Non-interest-earning assets:
Other assets	49,019			47,387
Total	$576,758			$567,516
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$148,049	$270	0.36%	$149,964	$287	0.38%
Savings deposits	76,903	71	0.19%	72,911	67	0.19%
Time deposits	180,131	695	0.77%	186,431	810	0.87%
Borrowings	13,029	60	0.92%	5,615	15	0.53%
Total interest-bearing liabilities	418,112	1,096	0.52%	414,921	1,179	0.57%
Non-interest-bearing liabilities:
Demand deposits	73,241			69,128
Other liabilities	7,666			7,602
Shareholders’ equity	77,739			75,865
Total	$576,758			$567,516
Net interest income (Note B)		$13,578			$13,877
Net yield on interest-earning assets			5.15%			5.29%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At FUSB, these loans averaged $1.3 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively. At ALC, these loans averaged $1.7 million and $1.8 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At FUSB, loan fees totaled $0.2 million for both the six months ended June 30, 2016 and 2015, respectively. At ALC, loan fees totaled $1.0 million and $1.6 million for the respective periods presented.

Net interest income decreased $0.3 million in both the three- and six-month periods ended June 30, 2016, compared to the corresponding periods of 2015. The decreases in both periods were due primarily to reduced yield on loans and investment securities at the Bank. Reduced yields resulted from the general interest rate environment, which remained at relatively low levels during the first six months of 2016, as well as management’s ongoing strategic efforts over the past several years to focus on problem asset resolution and improve the credit quality of the loan portfolio through the tightening of credit standards. The Bank’s average loan balance increased $20.9 million and $8.2 million during the three- and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The majority of the Bank's loan growth was in real estate loans secured by non-farm, non-residential collateral, construction real estate, and the commercial and industrial (C&I) portfolio.

The reduction in interest income at FUSB was partially offset by increased interest income at ALC due to higher average loan balances in both the three- and six-month periods ended June 30, 2016 compared to the corresponding periods in 2015. ALC’s average loan balance increased $9.4 million and $9.5 million during the three- and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The majority of ALC’s loan growth was achieved in the point-of-sale consumer lending portfolio.

The average balance of the Bank’s investment securities portfolio was reduced in both the three- and six-month periods ended June 30, 2016. This reduction, coupled with modestly reduced yields in the investment portfolio, resulted in a reduction of interest income of $0.1 million and $0.2 million for the three-and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015. The investment securities portfolio provides an additional source of liquidity and diversification, as well as a resource to enhance interest income. Changes in the investment portfolio result primarily from management’s decisions on the allocation of assets to higher-yielding loan portfolios and non-interest-earning assets.

Interest expense decreased approximately $0.1 million comparing the six months ended June 30, 2016 to the corresponding period of 2015. The decrease resulted primarily from a reduction in the average volume of higher-cost time deposits, as well as the repricing of certain time deposits at lower rates.

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

Provision (Reduction in Reserve) for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The Company’s provision for loan losses was $0.5 million and $0.7 million for the three and six months ended June 30, 2016, respectively, compared to $45 thousand and a credit (or reduction in reserve) of $0.1 million for the three and six months ended June 30, 2015, respectively.

The following table presents the provision (reduction in reserve) for loan losses for the Bank and ALC for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
FUSB	$(170)	$(445)	$(450)	$(970)
ALC	706	490	1,153	849
Total	$536	$45	$703	$(121)

At FUSB, a reduction in the reserve for loan losses occurred during all periods presented. These reductions resulted from improvement in the overall credit quality of the Bank’s loan portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses. As of June 30, 2016, the Bank’s allowance for loan losses as a percentage of loans was 0.53%, compared to 1.46% as of June 30, 2015. For the three months ended June 30, 2016, the Bank experienced net recoveries of $0.2 million, compared to net recoveries of $14 thousand during the three months ended June 30, 2015. For the six months ended June 30, 2016, the Bank experienced net recoveries of $0.3 million, compared to net charge-offs of $67 thousand during the six months ended June 30, 2015.

At ALC, the provision for loan losses increased by approximately $0.2 million comparing the three months ended June 30, 2016 to the three months ended June 30, 2015. The increase resulted from growth in ALC’s loan balances and was partially offset by improvement in the overall credit quality of ALC’s loan portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses. As of June 30, 2016, ALC’s allowance for loan losses as a percentage of loans was 2.77%, compared to 3.10% as of June 30, 2015. During the three months ended June 30, 2016, net charge-offs at ALC totaled $0.6 million, compared to net charge-offs of $0.5 million during the three months ended June 30, 2015. For the six months ended June 30, 2016, net charge-offs at ALC totaled $1.2 million, compared to net charge-offs of $1.0 million during the six months ended June 30, 2015.

Based on management's evaluation of the portfolio, we believe that the Company's allowance for loan losses is adequate to absorb losses inherent in the loan portfolio as of June 30, 2016. While we believe that the methodologies and calculations that heve been used in the determination of the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which we operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses. Furthermore, the reductions in the reserve for loan losses recorded by the Bank as of June 30, 2016 and 2015 are not expected to continue at any significant level on an ongoing basis.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income. Expanded discussion of certain significant non-interest income items and fluctuations is provided below the table.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$426	$472	$(46)	(9.7)%	$843	$926	$(83)	(9.0)%
Credit insurance commissions and fees	162	114	48	42.1%	314	189	125	66.1%
Bank-owned life insurance	105	104	1	1.0%	210	208	2	1.0%
Net gain on sale and prepayment of investment securities	396	84	312	371.4%	398	361	37	10.2%
Other income	391	294	97	33.0%	704	675	29	4.3%
Total non-interest income	$1,480	$1,068	$412	38.6%	$2,469	$2,359	$110	4.7%

Service Charges and Other Fees on Deposit Accounts

Service charges and other fees are generated on deposit accounts held at FUSB. The decrease in this category of non-interest income during both the second quarter of 2016 and the six months ended June 30, 2016 compared to the corresponding periods in 2015 resulted primarily from decreased fees generated from customer overdrafts and non-sufficient funds charges. Revenues from these sources have generally declined in recent years. Management continues to search for new sources of fee income from our financial services and products; however, income from non-sufficient funds and overdraft charges are not expected to increase at a significant rate in the near future.

Credit Insurance Commissions and Fees

Credit insurance commissions and fees are generated from credit life and credit accident and health insurance policies offered at both the Bank and ALC to consumer loan customers through FUSB Reinsurance. The majority of these sales have historically been generated at ALC. The increase in non-interest income in this category during the three and six months ended June 30, 2016 compared to the corresponding periods of 2015 resulted primarily from a renewed focus by ALC management on generating these types of sales during the period.  In general, however, revenues from this category of non-interest income have declined in recent years as ALC management has shifted the loan portfolio mix to loans of higher credit quality. This mix-shift has resulted in a larger proportion of borrowers who generally do not have a significant need for credit insurance. Accordingly, income from credit insurance commissions and fees is not expected to increase at a significant rate for the foreseeable future.

Bank-owned Life Insurance

The Bank utilizes bank-owned life insurance as a tool to offset the cost of certain retirement benefit programs. The income derived from bank-owned life insurance represents the increase in the cash surrender value of the policies (which is generally non-taxable) over the periods presented. The cash surrender value of the policies totaled $14.4 million and $14.3 million as of June 30, 2016 and December 31, 2015, respectively. The insurance policies are adjustable-rate assets with minimum guaranteed rates of interest between 2% and 4%. Accordingly, management does not expect significant fluctuation in the income derived from these assets.

Net Gain on Sale and Prepayment of Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income, and for use as collateral for public deposits and wholesale funding. Management reviews the securities in the investment portfolio periodically and, from time to time, may determine that it is appropriate to sell securities that are designated as securities available-for-sale. When this occurs, a gain or loss is recorded as the difference between the fair value of the security on the date of sale and the security’s carrying value. In addition, a gain may be recognized for prepayment penalties earned by the Company when a security is called by the debtor prior to its maturity date. During the six months ended June 30, 2016, securities with a carrying value of $12.3 million were sold, while securities with a carrying value of $11.2 million were prepaid before maturity. During the six months ended June 30, 2015, securities with a carrying value of $15.8 million were sold, while securities with a carrying value of $4.0 million were prepaid before maturity. As a result of these transactions, the Company realized net gains on the sale of securities of $0.4 million during both six-month periods ended June 30, 2016 and 2015. Gains realized as a result of prepayments were nominal in both six-month periods. In addition, no losses were realized on the sale or prepayment of securities in either six-month period ended June 30, 2016 or 2015. The determination of whether to sell investment securities is made by management based on specific facts and circumstances at a given point in time. Accordingly, no assessment can be made as to the level of gains or losses that could be incurred from sales of investment securities or prepayment penalties in the future.

Other Income

Other non-interest income primarily consists of fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards, wire transfers and real estate rental. Other non-interest income is generated at ALC for services including ALC’s auto club membership program, which provides services to members such as emergency roadside assistance, lock and key services and emergency travel expenses. The increases in this category during the three months and six months ended June 30, 2016 compared to the corresponding periods of 2015 resulted primarily from increased sales of ancillary services, including auto club membership programs, at ALC. Given the nature of the types of revenues categorized as other income, there is uncertainty as to the level of revenue that will be derived from these sources in the future.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated. Expanded discussion of certain significant non-interest expense items and fluctuations is provided below the table.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$4,236	$4,215	$21	0.5%	$8,400	$8,407	$(7)	(0.1)%
Net occupancy and equipment expense	782	780	2	0.3%	1,551	1,603	(52)	(3.2)%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	76	231	(155)	(67.1)%	90	311	(221)	(71.1)%
Carrying costs	53	116	(63)	(54.3)%	156	256	(100)	(39.1)%
Total other real estate/foreclosure expense	129	347	(218)	(62.8)%	246	567	(321)	(56.6)%
Insurance expense and assessments	251	261	(10)	(3.8)%	520	536	(16)	3.0%
Other	1,857	1,504	353	23.5%	3,604	2,971	633	21.3%
Total non-interest expense	$7,255	$7,107	$148	2.1%	$14,321	$14,084	$237	1.7%

Salaries and Employee Benefits

Salaries and employee benefits expense, the largest category of non-interest expense, totaled $2.7 million at the Bank and $1.5 million at ALC for both the second quarter of 2016 and the second quarter of 2015. For both six-month periods ended June 30, 2016 and 2015, salaries and benefits expense totaled $5.4 million at the Bank and $3.0 million at ALC. The expense amounts for the Bank are inclusive of salaries and benefits paid to certain members of management and employees for work performed on behalf of USBI, as well as current and deferred fees paid to members of the Bank’s and USBI’s Boards of Directors. Management remains committed to providing salaries and benefits packages to employees at competitive levels in order to ensure that we continue to provide quality service to our customers. Accordingly, we expect salaries and employee benefits expense to generally increase commensurate with market-based increases over time.

Net Occupancy and Equipment Expense

This category of non-interest expense includes expenses associated with depreciation of buildings, equipment and furniture and fixtures, rent of office space, utilities expense and maintenance and repair costs. The majority of the Bank’s office space is owned, while the majority of ALC’s office space is leased. The decrease in this category for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 resulted from reduced costs at the Bank associated with changes in service contract arrangements with the Bank's primary core processing vendor. The Bank previously expensed the costs of the arrangement as occupancy and equipment expense. Under the current service contract arrangement, related expenses are accounted for as other non-interest expense. The resulting decrease to net occupancy and equipment expense was partially offset by increases in depreciation resulting from capital expenditures at the Bank. Occupancy and equipment expense is expected to increase over time as the Company depreciates expenditures associated with capital and technological improvements. During the three and six months ended June 30, 2016, the Company recorded $0.3 and $3.6 million, respectively, in additions to premises and equipment. The majority of these expenditures were associated with the purchase of land in the Birmingham, Alabama metropolitan area for future branch expansion.

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

Both OREO write-downs and carrying costs decreased during the three and six months ended June 30, 2016 compared to the corresponding periods of 2015 as a result of continued reduction in the levels of OREO at the Bank and ALC. OREO totaled $4.9 million and $0.5 million at FUSB and ALC, respectively, as of June 30, 2016, compared to $6.5 million and $0.7 million, respectively, as of June 30, 2015, a decrease of $1.8 million for the Company on a consolidated basis.

Although management continued to reduce OREO levels during the three- and six-month periods ended June 30, 2016, there continues to be uncertainty with respect to economic conditions and real estate values in certain of the service areas in which both the Bank and ALC operate. In addition, as the level of OREO is reduced, it becomes more difficult to work out remaining OREO at the same pace as previously experienced. Accordingly, continued reduction of carrying costs cannot be expected with any level of certainty. Furthermore, if the national or local economy weakens, or if real estate values decline further in the Company's primary service areas, additional write-downs of existing OREO could be required. Additionally, the pace of migration of properties into OREO could increase, resulting in the potential for increased levels of both write-downs and carrying cost.

Insurance Expense and Assessments

This category of non-interest expense includes the cost of corporate insurance maintained by the Company, as well as FDIC insurance and state banking assessments. The Bank pays assessments to the FDIC based on a prescribed regulatory calculation that factors in average total assets and the Company’s supervisory ratings, as determined by regulatory examinations. Total expense in this category decreased modestly during the three- and six-month periods ended June 30, 2016 compared to the corresponding periods of 2015. This category of expense is generally expected to increase over time based on growth in the Company’s balance sheet and expansion of the Company's activities.

Other

This category includes the costs of professional services (including legal, accounting and auditing), information technology and advertising/marketing fees, as well as costs associated with recording and filing, telephone, postage, stationery and printing, employee training and other miscellaneous expenses. The increase in this category comparing both the three- and six-month periods ended June 30, 2016 to the corresponding periods of 2015 was driven primarily by expenses associated with information technology services provided by the Bank’s primary core processing vendor. These expenses represented approximately $0.2 million and $0.5 million of the increase in other non-interest expense for the three- and six-month periods ended June 30, 2016, respectively. These increases were offset by reductions in occupancy and equipment expense due to changes in service contract arrangements with the core processing vendor. In addition, approximately $0.1 million of the increase in both the three- and six-month periods ended June 30, 2016 was associated with the closure of one of the Bank’s branches in the second quarter of 2016. The branch closing was undertaken as part of an effort to evaluate the profitability of branches and make adjustments that will positively impact the Company’s cost structure over time, while maintaining the Bank's ability to effectively serve its customer base. Management currently anticipates additional branch closures to occur during the third and fourth quarters of 2016.  We will continue to maintain vigilance in the evaluation of all costs in this category; however, the level of other non-interest expense is generally expected to increase over time as a result of continued focus on technology, training, marketing and business development.

Provision for Income Taxes

The provision for income taxes was $0.1 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively. The effective tax rate was 23.8% for the second quarter of 2016, compared to 28.7% for the second quarter of 2015. For the six months ended June 30, 2016 and 2015, the effective tax rate was 23.9% and 29.2%, respectively. The Company’s effective tax rate is expected to fluctuate based on recurring items, such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance. Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis after considering a number of factors, including investment return, credit quality and the consistency of such investments with the Company’s overall strategy. The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared to total pre-tax income.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.6 years and 2.9 years as of June 30, 2016 and December 31, 2015, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of June 30, 2016, available-for-sale securities totaled $179.6 million, or 84.3% of the total investment portfolio, compared to $198.8 million, or 86.0% of the total investment portfolio, as of December 31, 2015. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government-sponsored agencies, obligations of state and political subdivisions and corporate notes.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of June 30, 2016, held-to-maturity securities totaled $33.6 million, or 15.7% of the total investment portfolio, compared to $32.4 million, or 14.0% of the total investment portfolio, as of December 31, 2015. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of state and political subdivisions.

Due to the growth in loan demand, management redeployed certain investment assets to the loan portfolio. As a result, the investment securities portfolio (including both available-for-sale and held-to-maturity securities) decreased to $213.2 million as of June 30, 2016, compared to $231.2 million as of December 31, 2015. In addition, the Company realized gains on the sale of securities totaling $0.4 million during both of the six-month periods ended June 30, 2016 and 2015. Sales transactions affecting the Bank’s investment portfolio are directed by asset and liability management activities and strategies. Although short-term losses may occur from time to time, the “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio segment for both FUSB and ALC at the end of each of the most recent five quarters as of June 30, 2016.

	FUSB
	2016		2015
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$24,306	$18,023	$11,827	$11,900	$12,363
Secured by 1-4 family residential properties	33,326	30,623	30,730	32,049	30,564
Secured by multi-family residential properties	5,972	11,580	11,845	13,005	17,163
Secured by non-farm, non-residential properties	105,541	82,754	83,883	75,840	81,621
Other	190	168	115	116	57
Commercial and industrial loans	38,160	34,568	29,377	18,796	18,198
Consumer loans	6,366	6,614	7,057	6,848	6,910
Other loans	364	407	379	486	786
Total loans	$214,225	$184,737	$175,213	$159,040	$167,662
Less unearned interest, fees and deferred cost	192	174	149	164	191
Allowance for loan losses	1,138	1,068	1,329	1,941	2,449
Net loans	$212,895	$183,495	$173,735	$156,935	$165,022

	ALC
	2016		2015
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	15,430	16,265	17,223	17,993	19,129
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans	80,886	74,669	76,131	74,767	73,342
Other loans	—	—	—	—	—
Total loans	$96,316	$90,934	$93,364	$92,760	$92,471
Less unearned interest, fees and deferred cost	7,857	8,147	9,215	9,576	9,941
Allowance for loan losses	2,453	2,307	2,452	2,404	2,559
Net loans	$86,006	$80,480	$81,697	$80,780	$79,971

The tables below summarize changes in the allowance for loan losses and certain asset quality ratios at the end of each of the most recent five quarters as of June 30, 2016 at both FUSB and ALC.

	FUSB
	2016		2015
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(Dollars in Thousands)
Balance at beginning of period	$1,068	$1,329	$1,941	$2,449	$2,880
Charge-offs:
Commercial and industrial	—	—	—	—	—
Commercial real estate	—		(490)	(173)	(28)
Residential real estate	(7)	—	—	(27)	—
Consumer	(6)	(21)	(1)	(2)	(3)
Total charge-offs	(13)	(21)	(491)	(202)	(31)
Recoveries	253	40	68	94	45
Net recoveries (charge-offs)	240	19	(423)	(108)	14
Provision (reduction in reserve) for loan losses	(170)	(280)	(189)	(400)	(445)
Ending balance	$1,138	$1,068	$1,329	$1,941	$2,449
as a % of loans	0.53%	0.58%	0.76%	1.22%	1.46%

	ALC
	2016		2015
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,307	$2,452	$2,404	$2,559	$2,521
Charge-offs:
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	(16)	(5)	(14)	(30)	(63)
Consumer	(746)	(765)	(706)	(618)	(573)
Total charge-offs	(762)	(770)	(720)	(648)	(636)
Recoveries	202	178	164	170	184
Net recoveries (charge-offs)	(560)	(592)	(556)	(478)	(452)
Provision (reduction in reserve) for loan losses	706	447	604	323	490
Ending balance	$2,453	$2,307	$2,452	$2,404	$2,559
as a % of loans	2.77%	2.79%	2.91%	2.89%	3.10%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of June 30, 2016 were as follows:

	Consolidated
	2016		2015
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$2,619	$3,277	$3,102	$4,222	$3,819
Other real estate owned	5,405	5,356	6,038	6,656	7,168
Total	$8,024	$8,633	$9,140	$10,878	$10,987
Nonperforming assets as a percentage of loans and other real estate	2.61%	3.17%	3.45%	4.37%	4.27%
Nonperforming assets as a percentage of total assets	1.33%	1.50%	1.59%	1.98%	1.96%

	FUSB
	2016		2015
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$1,086	$1,463	$1,445	$2,624	$2,028
Other real estate owned	4,944	4,702	5,327	5,961	6,509
Total	$6,030	$6,165	$6,772	$8,585	$8,537
Nonperforming assets as a percentage of loans and other real estate	2.75%	3.26%	3.75%	5.21%	4.91%
Nonperforming assets as a percentage of total assets	1.00%	1.07%	1.17%	1.56%	1.52%

	ALC
	2016		2015
	June 30,	March 31,	December 30,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$1,533	$1,814	$1,657	$1,598	$1,791
Other real estate owned	461	654	711	695	659
Total	$1,994	$2,468	$2,368	$2,293	$2,450
Nonperforming assets as a percentage of loans and other real estate	2.24%	2.96%	2.79%	2.73%	2.95%
Nonperforming assets as a percentage of total assets	2.22%	2.93%	2.76%	2.70%	2.91%

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions generally involve modification of the terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to accrual or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. The Company had $0.5 million and $1.2 million of non-accruing loans that were restructured and remained on non-accrual status as of June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016, the Company had one restructured loan that was restored to accrual status based on a sustained period of repayment performance. For the three months ended June 30, 2015, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance.

Deposits

Total deposits increased by 3.4% to $495.6 million as of June 30, 2016, from $479.3 million as of December 31, 2015. Core deposits, which exclude time deposits of $250 thousand or more, provide for a relatively stable funding source that supports earning assets. Core deposits totaled $470.8 million, or 95.0% of total deposits, as of June 30, 2016, compared with $454.2 million, or 94.8% of total deposits, as of December 31, 2015.

Deposits, in particular core deposits, have historically been the Company’s primary source of funding and have enabled the Company to successfully meet both short-term and long-term liquidity needs. Deposit levels fluctuate throughout the year based on certain seasonal trends, as well as specific circumstances impacting deposit customers. Management anticipates that deposits will continue to be the Company’s primary source of funding in the future, and we will continue to monitor deposit levels closely to help ensure an adequate level of funding for the Company’s activities. However, various economic and competitive factors could affect this funding source in the future, including increased competition from other financial institutions in deposit gathering, national and local economic conditions and interest rate policies adopted by the Federal Reserve and other central banks.

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. We continue to utilize this category as an alternative source of funds. During the second quarter of 2016, these borrowings represented 3.9% of average interest-bearing liabilities, compared with 1.4% in the second quarter of 2015.

Shareholders’ Equity

The Company has historically placed great emphasis on maintaining its strong capital base. As of June 30, 2016, shareholders’ equity totaled $78.5 million, or 13.1% of total assets, compared to $77.0 million, or 13.4% of total assets, as of December 31, 2015. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The increase in shareholders’ equity during the period ended June 30, 2016 resulted from continued growth in retained earnings and increases in accumulated other comprehensive income related to changes in the fair value of investment securities available-for-sale. The fair value of the available-for-sale portfolio fluctuates based primarily on changes in interest rates. Accordingly, the net unrealized gains during the second quarter of 2016 are not necessarily indicative of future performance of the portfolio.

The Company’s Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During both the three-month periods ended June 30, 2016 and 2015, the Company declared dividends of $0.02 per common share, or approximately $0.1 million.

As of both June 30, 2016 and December 31, 2015, the Company retained approximately $20.8 million in treasury stock. USBI initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2016. There are 242,303 shares available for repurchase under this plan, at management’s discretion. No shares were purchased under this program during the first six months of 2016 or 2015.

As of June 30, 2016 and December 31, 2015, a total of 112,282 and 103,571 shares of stock, respectively, were deferred in connection with USBI’s Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of USBI’s common stock. All deferred fees, whether in the form of cash or shares of stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors' fees allocated to be paid in shares of stock as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less totaled $124.1 million as of June 30, 2016 and $97.8 million as of December 31, 2015. Investment securities forecasted to mature or reprice in one year or less are estimated to be $15.4 million as of June 30, 2016.

Although the majority of the securities portfolio has a legal final maturity exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of June 30, 2016, the investment securities portfolio had an estimated average life of 2.58 years, and approximately 82.8% of the portfolio (including both available-for-sale and held-to-maturity investments) was expected to be repaid within five years. However, management does not rely solely on the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of June 30, 2016 and December 31, 2015, respectively, the Company had $20 million and $12.0 million in outstanding borrowings under FHLB advances. The Company had up to $152.6 million and $152.5 million in remaining unused credit from the FHLB (subject to available collateral) as of June 30, 2016 and December 31, 2015, respectively. In addition, the Company had $18.8 million in unused established federal funds lines as of June 30, 2016 and December 31, 2015.

Management is not aware of any condition that currently exists that would have a material adverse effect on the liquidity, capital resources or operation of the Company. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. See Note 16, “Guarantees, Commitments and Contingencies,” in the Notes to the Interim Condensed Consolidated Financial Statements for further discussion.

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

USBI’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the USBI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2016, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, USBI’s management concluded, as of June 30, 2016, that USBI’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in USBI’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

There were no changes in USBI’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16 to Item 1, “Guarantees, Commitments and Contingencies,” for information regarding certain litigation matters relating to the Company.

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

The following table sets forth purchases made by or on behalf of USBI or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of USBI’s common stock during the second quarter of 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
April 1 – April 30	1,580		$8.25	—	242,303
May 1 – May 31	—		$—	—	242,303
June 1 – June 30	—		$—	—	242,303
Total	1,580	(2)	$8.25	—	242,303

(1)

On December 16, 2015, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, USBI is authorized to repurchase up to 642,785 shares of common stock. The expiration date of the extended repurchase program is December 31, 2016. As of June 30, 2016, there were 242,303 shares that may still be purchased under the program.

(2)	1,580 shares were purchased in open-market transactions by an independent trustee for the United Security Bancshares, Inc. 401(k) Plan.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith or incorporated herein by reference as noted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES, INC.

DATE: August 10, 2016

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting
Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc., incorporated herein by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 1999.

3.2	Amended and Restated Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed August 29, 2007.

3.2A	First Amendment to the Bylaws of United Security Bancshares, Inc., incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed February 24, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.