Form 10-Q
period 2016-09-30
FIRST US BANCSHARES INC
filed 2016-11-09
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 0-14549

First US Bancshares, Inc.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2016
Common Stock, $0.01 par value	6,043,292 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

(Previously Known As United Security Bancshares, Inc. and Subsidiaries)

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. ("Bancshares") and, together with its subsidiaries, (the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. Specifically, with respect to statements relating to loan demand, growth and earnings potential, geographic expansion and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

(Previously Known As United Security Bancshares, Inc. and Subsidiaries)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$7,618	$7,088
Interest-bearing deposits in banks	18,475	36,984
Total cash and cash equivalents	26,093	44,072
Investment securities available-for-sale, at fair value	181,251	198,843
Investment securities held-to-maturity, at amortized cost	28,315	32,359
Federal Home Loan Bank stock, at cost	1,368	1,025
Loans, net of allowance for loan losses of $3,668 and $3,781, respectively	317,121	255,432
Premises and equipment, net	15,481	12,084
Cash surrender value of bank-owned life insurance	14,525	14,292
Accrued interest receivable	1,847	1,833
Other real estate owned	5,391	6,038
Other assets	8,915	9,804
Total assets	$600,307	$575,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$493,828	$479,258
Accrued interest expense	231	180
Other liabilities	7,063	6,960
Short-term borrowings	5,337	7,354
Long-term debt	15,000	5,000
Total liabilities	521,459	498,752

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,329,060 shares issued; 6,043,102 and 6,038,554 shares outstanding, respectively	73	73
Surplus	10,723	10,558
Accumulated other comprehensive income, net of tax	1,169	536
Retained earnings	87,660	86,693
Less treasury stock: 1,285,958 and 1,290,506 shares at cost, respectively	(20,764)	(20,817)
Noncontrolling interest	(13)	(13)
Total shareholders’ equity	78,848	77,030
Total liabilities and shareholders’ equity	$600,307	$575,782

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

(Previously Known As United Security Bancshares, Inc. and Subsidiaries)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$6,773	$6,160	$19,192	$18,815
Interest on investment securities	987	1,168	3,242	3,569
Total interest income	7,760	7,328	22,434	22,384

Interest expense:
Interest on deposits	532	557	1,568	1,721
Interest on borrowings	55	4	115	19
Total interest expense	587	561	1,683	1,740

Net interest income	7,173	6,767	20,751	20,644

Provision (reduction in reserve) for loan losses	680	(78)	1,383	(199)

Net interest income after provision (reduction in reserve) for loan losses	6,493	6,845	19,368	20,843

Non-interest income:
Service and other charges on deposit accounts	463	465	1,306	1,391
Credit insurance income	256	150	570	339
Other income, net	589	375	1,503	1,258
Net gain on sales and prepayments of investment securities	259	6	657	367
Total non-interest income	1,567	996	4,036	3,355

Non-interest expense:
Salaries and employee benefits	4,334	4,106	12,734	12,513
Net occupancy and equipment	830	744	2,381	2,347
Other real estate/foreclosure expense, net	124	247	370	814
Other expense	2,060	1,993	6,184	5,500
Total non-interest expense	7,348	7,090	21,669	21,174

Income before income taxes	712	751	1,735	3,024
Provision for income taxes	162	207	406	870
Net income	$550	$544	$1,329	$2,154
Basic net income per share	$0.09	$0.09	$0.22	$0.35
Diluted net income per share	$0.09	$0.09	$0.21	$0.34
Dividends per share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

(Previously Known As United Security Bancshares, Inc. and Subsidiaries)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income	$550	$544	$1,329	$2,154
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during period, net of tax expense (benefit) of $(39), $(41), $656 and $(423), respectively	(66)	(69)	1,125	(707)
Reclassification adjustment for net gains on available-for-sale securities realized in net income, net of tax of $93, $0, $238 and $136, respectively	(160)	—	(410)	(223)
Unrealized holding gains (losses) arising during the period on effective cash flow hedge derivatives, net of tax expense (benefit) of $34, $0, $(48) and $0, respectively	57	—	(82)	—
Other comprehensive income (loss)	(169)	(69)	633	(930)
Total comprehensive income	$381	$475	$1,962	$1,224

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

(Previously Known As United Security Bancshares, Inc. and Subsidiaries)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$1,329	$2,154
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	726	640
Provision (reduction in reserve) for loan losses	1,383	(199)
Deferred income tax provision	368	846
Net gain on sale and prepayment of investment securities	(657)	(359)
Stock-based compensation expense	218	302
Net amortization of securities	1,163	1,268
Net loss on premises and equipment, repossessed assets and other real estate	573	657
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(14)	445
Decrease in other assets	224	963
Increase (decrease) in accrued interest expense	51	(32)
Decrease in other liabilities	(27)	(618)
Net cash provided by operating activities	5,337	6,067
Cash flows from investing activities:
Purchase of investment securities, available-for-sale	(49,236)	(54,410)
Purchase of investment securities, held-to-maturity	(13,850)	(22,317)
Proceeds from sales of investment securities, available-for-sale	30,439	15,754
Proceeds from maturities and prepayments of investment securities, available-for-sale	37,131	36,664
Proceeds from maturities and prepayments of investment securities, held-to-maturity	17,779	16,990
Net increase (decrease) in Federal Home Loan Bank stock	(343)	222
Proceeds from the sale of premises and equipment and other real estate	1,208	2,849
Net change in loan portfolio	(64,081)	19,759
Purchases of premises and equipment	(4,554)	(3,111)
Net cash provided by (used in) investing activities	(45,507)	12,400
Cash flows from financing activities:
Net increase (decrease) in customer deposits	14,570	(20,393)
Net increase (decrease) in short-term borrowings	(2,017)	739
Proceeds from (repayment of) long-term Federal Home Loan Bank advances	10,000	(5,000)
Dividends paid	(362)	(363)
Net cash provided by (used in) financing activities	22,191	(25,017)
Net decrease in cash and cash equivalents	(17,979)	(6,550)
Cash and cash equivalents, beginning of period	44,072	34,166
Cash and cash equivalents, end of period	$26,093	$27,616
Supplemental disclosures:
Cash paid for:
Interest	$1,632	$1,772
Income taxes	85	63
Non-cash transactions:
Assets acquired in settlement of loans	$1,009	$2,241
Reissuance of Treasury stock as compensation	53	69

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

(Previously Known As United Security Bancshares, Inc. and Subsidiaries)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying unaudited interim condensed consolidated financial statements include the accounts of First US Bancshares, Inc. (formerly known as United Security Bancshares, Inc.) (“Bancshares”) and its subsidiaries (collectively, the “Company”). Bancshares is the parent holding company of First US Bank (the “Bank” or “FUSB”). The Bank operates a finance company, Acceptance Loan Company, Inc. (“ALC”). All significant intercompany transactions and accounts have been eliminated.

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2016. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. The accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. Certain amounts in the 2015 condensed consolidated financial statements have been reclassified to conform to the 2016 method of presentation, including approximately $0.7 million that was reclassified from other liabilities to surplus on the Interim Condensed Consolidated Balance Sheet as of December 31, 2015 related to shares of stock that had been accrued as of the balance sheet date as deferred compensation for members of the Company's Board of Directors.

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 will require organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases with a term of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease are not significantly changed under ASU 2016-02. There will continue to be differentiation between finance leases and operating leases. For finance leases, a lessee will be required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (ii) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of income; and (iii) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability within operating activities on the statement of cash flows. For operating leases, a lessee will be required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and (iii) classify all cash payments within operating activities in the statement of cash flows. The accounting applied by the lessor in a lease transaction remains largely unchanged from previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

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

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of the Company's Board of Directors. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period. The dilutive shares consist of shares issuable upon the exercise of nonqualified stock options granted to employees and members of the Company’s Board of Directors pursuant to the Company's 2013 Incentive Plan (the “2013 Incentive Plan”) previously approved by the Company’s shareholders. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic shares	6,151,701	6,139,148	6,147,325	6,137,207
Dilutive shares	272,550	177,050	272,550	177,050
Diluted shares	6,424,251	6,316,198	6,419,875	6,314,257

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands, Except Per Share Data)
Net income	$550	$544	$1,329	$2,154
Basic net income per share	$0.09	$0.09	$0.22	$0.35
Diluted net income per share	$0.09	$0.09	$0.21	$0.34

4.	COMPREHENSIVE INCOME

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

5.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of September 30, 2016 and December 31, 2015 were as follows:

	Available-for-Sale
	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$96,845	$1,534	$(38)	$98,341
Commercial	69,430	280	(384)	69,326
Obligations of states and political subdivisions	10,153	582	—	10,735
Obligations of U.S. government-sponsored agencies	2,000	6	—	2,006
Corporate notes	762	1	—	763
U.S. Treasury securities	80	—	—	80
Total	$179,270	$2,403	$(422)	$181,251

	Held-to-Maturity
	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$16,052	$81	$—	$16,133
Obligations of U.S. government-sponsored agencies	10,121	59	(2)	10,178
Obligations of states and political subdivisions	2,142	33	(3)	2,172
Total	$28,315	$173	$(5)	$28,483

	Available-for-Sale
	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$135,104	$998	$(608)	$135,494
Commercial	45,961	164	(616)	45,509
Obligations of states and political subdivisions	14,071	931	(4)	14,998
Obligations of U.S. government-sponsored agencies	1,999	—	(17)	1,982
Corporate notes	780	—	—	780
U.S. Treasury securities	80	—	—	80
Total	$197,995	$2,093	$(1,245)	$198,843

	Held-to-Maturity
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$16,321	$33	$(170)	$16,184
Obligations of U.S. government-sponsored agencies	13,766	19	(71)	13,714
Obligations of states and political subdivisions	2,272	18	(4)	2,286
Total	$32,359	$70	$(245)	$32,184

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of September 30, 2016 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$2,007	$2,016	$—	$—
Maturing after one to five years	5,400	5,501	2,064	2,109
Maturing after five to ten years	75,845	77,084	7,215	7,247
Maturing after ten years	96,018	96,650	19,036	19,127
Total	$179,270	$181,251	$28,315	$28,483

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2016 and December 31, 2015.

	Available-for-Sale
	September 30, 2016
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$7,855	$(15)	$1,954	$(23)
Commercial	28,829	(82)	11,498	(302)
U.S. Treasury securities	80	—	—	—
Total	$36,764	$(97)	$13,452	$(325)

	Held-to-Maturity
	September 30, 2016
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$1,948	$—	$—	$—
Obligations of U.S. government-sponsored agencies	1,397	(2)	—	—
Obligations of states and political subdivisions	563	(3)	—	—
Total	$3,908	$(5)	$—	$—

	Available-for-Sale
	December 31, 2015
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$83,403	$(458)	$9,061	$(150)
Commercial	24,337	(272)	8,918	(344)
Obligations of U.S. government-sponsored agencies	1,982	(17)	—	—
Corporate notes	779	—	—	—
Obligations of states and political subdivisions	707	(4)	—	—
Total	$111,208	$(751)	$17,979	$(494)

	Held-to-Maturity
	December 31, 2015
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$14,143	$(170)	$—	$—
Obligations of U.S. government-sponsored agencies	11,163	(44)	1,560	(27)
Obligations of states and political subdivisions	572	(4)	—	—
Total	$25,878	$(218)	$1,560	$(27)

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

As of September 30, 2016, 12 debt securities had been in a loss position for more than 12 months, and 29 debt securities had been in a loss position for less than 12 months. As of December 31, 2015, 13 debt securities had been in a loss position for more than 12 months, and 102 debt securities had been in a loss position for less than 12 months. As of both September 30, 2016 and December 31, 2015, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of September 30, 2016 and December 31, 2015.

Investment securities available-for-sale with a carrying value of $83.3 million and $61.3 million as of September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes.

Gains realized on sales of securities available-for-sale were approximately $0.6 million for the nine months ended September 30, 2016 and $0.4 million for the nine months ended September 30, 2015. There were no losses on sales of securities during the nine months ended September 30, 2016 or the year ended December 31, 2015.

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

Other loans – Other loans include credit cards, overdrawn checking accounts reclassified to loans and overdraft lines of credit.

As of September 30, 2016 and December 31, 2015, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	September 30, 2016
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$24,610	$—	$24,610
Secured by 1-4 family residential properties	32,559	14,462	47,021
Secured by multi-family residential properties	16,801	—	16,801
Secured by non-farm, non-residential properties	97,859	—	97,859
Other	185	—	185
Commercial and industrial loans	54,459	—	54,459
Consumer loans	6,289	80,915	87,204
Other loans	46	—	46
Total loans	232,808	95,377	328,185
Less: Unearned interest, fees and deferred cost	191	7,205	7,396
Allowance for loan losses	1,216	2,452	3,668
Net loans	$231,401	$85,720	$317,121

	December 31, 2015
	FUSB	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$11,827	$—	$11,827
Secured by 1-4 family residential properties	30,730	17,233	47,963
Secured by multi-family residential properties	11,845	—	11,845
Secured by non-farm, non-residential properties	83,883	—	83,883
Other	115	—	115
Commercial and industrial loans	29,377	—	29,377
Consumer loans	7,057	76,131	83,188
Other loans	379	—	379
Total loans	175,213	93,364	268,577
Less: Unearned interest, fees and deferred cost	149	9,215	9,364
Allowance for loan losses	1,329	2,452	3,781
Net loans	$173,735	$81,697	$255,432

Although the Company has a diversified loan portfolio, 56.8% and 58.0% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, loans with variable interest rate payment terms totaled $89.1 million of the Bank’s loan portfolio, while loans with fixed interest rate payment terms totaled $143.7 million of the portfolio. As of December 31, 2015, variable rate loans totaled $55.3 million of the Bank’s portfolio, while fixed rate loans totaled $119.6 million. At ALC, all loans are originated under fixed interest rate payment terms.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with non-related parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of September 30, 2016 and December 31, 2015 were $2.8 million and $2.9 million, respectively. During the nine months ended September 30, 2016, there was one new loan to a related party, and repayments by active related parties were $0.1 million. During the year ended December 31, 2015, there were no new loans to related parties, and repayments by active related parties were $0.2 million.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses by loan portfolio segment and loan type as of September 30, 2016 and December 31, 2015. While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, these tables represent management's allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

	FUSB
	Nine Months Ended September 30, 2016
	Commercial & Industrial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$133	$1,118	$27	$37	$14	$1,329
Charge-offs	(1)	(40)	(30)	(10)	—	(81)
Recoveries	28	234	40	16	—	318
Provision	(31)	(378)	(26)	64	21	(350)
Ending balance	129	934	11	107	35	1,216
Ending balance individually evaluated for impairment	—	413	—	5	—	418
Ending balance collectively evaluated for impairment	$129	$521	$11	$102	$35	$798
Loan receivables:
Ending balance	54,459	139,455	6,289	32,559	46	232,808
Ending balance individually evaluated for impairment	—	2,107	—	—	—	2,107
Ending balance collectively evaluated for impairment	$54,459	$137,348	$6,289	$32,559	$46	$230,701

	ALC
	Nine Months Ended September 30, 2016
	Commercial & Industrial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,201	$251	$—	$2,452
Charge-offs	—	—	(2,218)	(49)	—	(2,267)
Recoveries	—	—	500	34	—	534
Provision	—	—	1,808	(75)	—	1,733
Ending balance	—	—	2,291	161	—	2,452
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$2,291	$161	$—	$2,452
Loan receivables:
Ending balance	—	—	80,915	14,462	—	95,377
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$80,915	$14,462	$—	$95,377

	FUSB and ALC
	Nine Months Ended September 30, 2016
	Commercial & Industrial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$133	$1,118	$2,228	$288	$14	$3,781
Charge-offs	(1)	(40)	(2,248)	(59)	—	(2,348)
Recoveries	28	234	540	50	—	852
Provision	(31)	(378)	1,782	(11)	21	1,383
Ending balance	129	934	2,302	268	35	3,668
Ending balance individually evaluated for impairment	—	413	—	5	—	418
Ending balance collectively evaluated for impairment	$129	$521	$2,302	$263	$35	$3,250
Loan receivables:
Ending balance	54,459	139,455	87,204	47,021	46	328,185
Ending balance individually evaluated for impairment	—	2,107	—	—	—	2,107
Ending balance collectively evaluated for impairment	$54,459	$137,348	$87,204	$47,021	$46	$326,078

	FUSB
	Year Ended December 31, 2015
	Commercial & Industrial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$141	$2,810	$114	$421	$—	$3,486
Charge-offs	—	(767)	(17)	(68)	—	(852)
Recoveries	61	12	70	111	—	254
Provision	(69)	(937)	(139)	(428)	14	(1,559)
Ending balance	133	1,118	28	36	14	1,329
Ending balance individually evaluated for impairment	80	230	—	—	—	310
Ending balance collectively evaluated for impairment	$53	$888	$28	$36	$14	$1,019
Loan receivables:
Ending balance	29,377	107,670	7,057	30,730	379	175,213
Ending balance individually evaluated for impairment	444	2,018	—	252	—	2,714
Ending balance collectively evaluated for impairment	$28,933	$105,652	$7,057	$30,478	$379	$172,499

	ALC
	Year Ended December 31, 2015
	Commercial & Industrial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$2,336	$346	$—	$2,682
Charge-offs	—	—	(2,552)	(187)	—	(2,739)
Recoveries	—	—	712	22	—	734
Provision	—	—	1,706	69	—	1,775
Ending balance	—	—	2,202	250	—	2,452
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$2,202	$250	$—	$2,452
Loan receivables:
Ending balance	—	—	76,131	17,233	—	93,364
Ending balance individually evaluated for impairment	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$—	$76,131	$17,233	$—	$93,364

	FUSB and ALC
	Year Ended December 31, 2015
	Commercial & Industrial	Commercial Real Estate	Consumer	Residential Real Estate	Other	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$141	$2,810	$2,450	$767	$—	$6,168
Charge-offs	—	(767)	(2,569)	(255)	—	(3,591)
Recoveries	61	12	782	133	—	988
Provision	(69)	(937)	1,567	(359)	14	216
Ending balance	133	1,118	2,230	286	14	3,781
Ending balance individually evaluated for impairment	80	230	—	—	—	310
Ending balance collectively evaluated for impairment	$53	$888	$2,230	$286	$14	$3,471
Loan receivables:
Ending balance	29,377	107,670	83,188	47,963	379	268,577
Ending balance individually evaluated for impairment	444	2,018	—	252	—	2,714
Ending balance collectively evaluated for impairment	$28,933	$105,652	$83,188	$47,711	$379	$265,863

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of September 30, 2016.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$23,075	$—	$1,535	$—	$24,610
Secured by 1-4 family residential properties	31,450	217	892	—	32,559
Secured by multi-family residential properties	16,801	—	—	—	16,801
Secured by non-farm, non-residential properties	93,344	3,787	728	—	97,859
Other	185	—	—	—	185
Commercial and industrial loans	53,310	881	268	—	54,459
Consumer loans	6,173	—	116	—	6,289
Other loans	46	—	—	—	46
Total	$224,384	$4,885	$3,539	$—	$232,808

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$14,213	$249	$14,462
Consumer loans	79,664	1,251	80,915
Total	$93,877	$1,500	$95,377

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2015.

	FUSB
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$9,862	$—	$1,965	$—	$11,827
Secured by 1-4 family residential properties	29,252	228	1,250	—	30,730
Secured by multi-family residential properties	11,845	—	—	—	11,845
Secured by non-farm, non-residential properties	78,647	4,315	921	—	83,883
Other	115	—	—	—	115
Commercial and industrial loans	28,170	482	725	—	29,377
Consumer loans	6,905	—	152	—	7,057
Other loans	379	—	—	—	379
Total	$165,175	$5,025	$5,013	$—	$175,213

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$16,964	$269	$17,233
Consumer loans	74,743	1,388	76,131
Total	$91,707	$1,657	$93,364

The following tables provide an aging analysis of past due loans by class as of September 30, 2016.

	FUSB
	As of September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$86	$86	$24,524	$24,610	$—
Secured by 1-4 family residential properties	61	15	208	284	32,275	32,559	—
Secured by multi-family residential properties	—	—	—	—	16,801	16,801	—
Secured by non-farm, non-residential properties	—	—	—	—	97,859	97,859	—
Other	—	—	—	—	185	185	—
Commercial and industrial loans	26	17	—	43	54,416	54,459	—
Consumer loans	30	—	9	39	6,250	6,289	—
Other loans	—	—	—	—	46	46	—
Total	$117	$32	$303	$452	$232,356	$232,808	$—

ALC
As of September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	55	20	244	319	14,143	14,462	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	900	504	1,247	2,651	78,264	80,915	—
Other loans	—	—	—	—	—	—	—
Total	$955	$524	$1,491	$2,970	$92,407	$95,377	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2015.

	FUSB
	As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$86	$86	$11,741	$11,827	$—
Secured by 1-4 family residential properties	118	206	360	684	30,046	30,730	—
Secured by multi-family residential properties	—	—	—	—	11,845	11,845	—
Secured by non-farm, non-residential properties	530	—	148	678	83,205	83,883	—
Other	—	—	—	—	115	115	—
Commercial and industrial loans	22	52	—	74	29,303	29,377	—
Consumer loans	49	4	83	136	6,921	7,057	—
Other loans	—	—	—	—	379	379	—
Total	$719	$262	$677	$1,658	$173,555	$175,213	$—

ALC
As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	91	206	252	549	16,684	17,233	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans	965	567	1,377	2,909	73,222	76,131	—
Other loans	—	—	—	—	—	—	—
Total	$1,056	$773	$1,629	$3,458	$89,906	$93,364	$—

The following table provides an analysis of non-accruing loans by class as of September 30, 2016 and December 31, 2015.

	Loans on Non-Accrual Status
	September 30, 2016	December 31, 2015
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$86	$339
Secured by 1-4 family residential properties	731	968
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	61	213
Commercial and industrial loans	22	47
Consumer loans	1,366	1,535
Total loans	$2,266	$3,102

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

As of September 30, 2016, the carrying amount of impaired loans consisted of the following:

	September 30, 2016
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$—	$—	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,361	$1,361	$305
Secured by 1-4 family residential properties	195	195	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	551	551	108
Commercial and industrial	—	—	—
Total loans with an allowance recorded	$2,107	$2,107	$418

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,361	$1,361	$305
Secured by 1-4 family residential properties	195	195	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	551	551	108
Commercial and industrial	—	—	—
Total impaired loans	$2,107	$2,107	$418

As of December 31, 2015, the carrying amount of impaired loans consisted of the following:

	December 31, 2015
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	54	54	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$54	$54	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$95
Secured by 1-4 family residential properties	198	198	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	573	573	130
Commercial and industrial	444	444	80
Total loans with an allowance recorded	$2,660	$2,660	$310

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,445	$1,445	$95
Secured by 1-4 family residential properties	252	252	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	573	573	130
Commercial and industrial	444	444	80
Total impaired loans	$2,714	$2,714	$310

The average net investment in impaired loans and interest income recognized and received on impaired loans during the nine months ended September 30, 2016 and the year ended December 31, 2015 were as follows:

	September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,388	$32	$32
Secured by 1-4 family residential properties	245	10	11
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	559	25	24
Commercial and industrial	—	—	—
Total	$2,192	$67	$67

	December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,493	$44	$46
Secured by 1-4 family residential properties	139	14	14
Secured by multi-family residential properties	1,892	—	—
Secured by non-farm, non-residential properties	3,329	35	36
Commercial and industrial	264	26	26
Total	$7,117	$119	$122

Loans on which the accrual of interest has been discontinued amounted to $2.3 million and $3.1 million as of September 30, 2016 and December 31, 2015, respectively. If interest on those loans had been accrued, there would have been $30 thousand and $0.1 million of interest accrued for the nine-month period ended September 30, 2016 and year ended December 31, 2015, respectively. Interest income related to these loans for the nine-month period ended September 30, 2016 and for the year ended December 31, 2015 was $4 thousand and $0.3 million, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of September 30, 2016 and December 31, 2015, respectively, the Company had $0.2 million and $1.5 million of non-accruing loans that were previously restructured and that remained on non-accrual status. For the nine months ended September 30, 2016, the Company had $287 thousand in restructured loans that were restored to accrual status based on a sustained period of repayment performance. For the year ended December 31, 2015, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans remaining in each loan category, as of September 30, 2016 and December 31, 2015, that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	September 30, 2016			December 31, 2015
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	2	$1,960	$1,341	3	$2,220	$1,698
Secured by 1-4 family residential properties	4	335	257	4	200	103
Secured by non-farm, non-residential properties	2	113	44	2	113	52
Commercial loans	2	116	90	2	116	94
Total	10	$2,524	$1,732	11	$2,649	$1,947

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications. None of the loans that were previously modified in a troubled debt restructuring as of September 30, 2016 and December 31, 2015 have defaulted subsequent to modification.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $5 thousand and $1 thousand as of September 30, 2016 and December 31, 2015, respectively.

7.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or the fair value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of the nine months ended September 30, 2016 and 2015:

	September 30, 2016
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning balance	$5,327	$711	$6,038
Transfers from loans	255	149	404
Sales proceeds	(655)	(259)	(914)
Gross gains	—	27	27
Gross losses	(40)	(73)	(113)
Net gains (losses)	(40)	(46)	(86)
Impairment	—	(51)	(51)
Ending balance	$4,887	$504	$5,391

	September 30, 2015
	FUSB	ALC	Total
	(Dollars in Thousands)
Beginning balance	$6,997	$738	$7,735
Transfers from loans	1,439	263	1,702
Sales proceeds	(2,225)	(144)	(2,369)
Gross gains	4	—	4
Gross losses	(210)	(73)	(283)
Net gains (losses)	(206)	(73)	(279)
Impairment	(44)	(89)	(133)
Ending balance	$5,961	$695	$6,656

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Fair value less estimated cost to sell of foreclosed residential real estate held by the Company was $1.1 million and $1.5 million as of September 30, 2016 and 2015, respectively. In addition, the Company held $0.1 and $0.2 million in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of September 30, 2016 and December 31, 2015, respectively.

8.	INVESTMENT IN LIMITED PARTNERSHIP

The Company holds investments in affordable housing projects for which it provides funding as a limited partner and has received tax credits related to its investments in the projects based on its partnership share. The net assets of the partnership consist primarily of apartment complexes, and the primary liabilities consist of those associated with the operation of the partnership. The Company has determined that this structure requires evaluation as a VIE under Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The Company consolidates one fund in which it has a 99.9% limited partnership interest. Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both September 30, 2016 and December 31, 2015.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements and short-term Federal Home Loan Bank (“FHLB”) advances. Short-term borrowings totaled $5.4 million and $7.4 million as of September 30, 2016 and December 31, 2015, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Company through arrangements with correspondent banks and the Federal Reserve. As of both September 30, 2016 and December 31, 2015, there were no federal funds purchased outstanding, and the Company had $18.8 million in available unused lines of credit with correspondent banks and the Federal Reserve.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of September 30, 2016 and December 31, 2015 totaled $0.3 million and $0.4 million, respectively.

Short-term FHLB advances are secured borrowings available to the Company as an alternative funding source. The Company had $5.0 million in outstanding FHLB advances with a maturity date of less than six months as of September 30, 2016. As of December 31, 2015, the Company had $7.0 million in outstanding FHLB advances with a maturity date of less than six months.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances often offer more attractive rates than other mid- and long-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. The Company had long-term FHLB advances outstanding of $15.0 million and $5.0 million as of September 30, 2016 and December 31, 2015, respectively. Long-term FHLB advances with remaining terms to maturity of less than 12 months were $5.0 million as of September 30, 2016. There were no long-term FHLB advances with remaining terms to maturity of less than 12 months as of December 31, 2015.

Pledged assets associated with FHLB advances totaled $21.1 million and $14.0 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company had $160.4 million and $152.5 million, respectively, in remaining credit from the FHLB (subject to available collateral).

11.	INCOME TAXES

The provision for income taxes was $0.4 million and $0.9 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The Company’s effective tax rate was 23.4% and 28.8%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investments and loan income.

The Company had a net deferred tax asset of $7.1 million and $7.8 million as of September 30, 2016 and December 31, 2015, respectively. The reduction in the net deferred tax asset resulted primarily from reductions in net operating loss carryforwards, as well as the impact of changes in the fair value of securities available-for-sale.

12.	DEFERRED COMPENSATION PLANS

The Bank has entered into supplemental compensation benefits agreements with certain directors and executive officers.  The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.5 million and $3.6 million as of September 30, 2016 and December 31, 2015, respectively.

In addition, non-employee directors may elect to defer payment of all or any portion of their director fees under the Company's Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan, which was ratified by shareholders at the annual meeting held on May 11, 2004, permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of the Company’s common stock. The Company uses shares held as treasury stock to satisfy stock-based obligations. A total of 111,195 shares and 103,571 shares were deferred under the Deferral Plan as of September 30, 2016 and December 31, 2015, respectively. Cash deferrals under the Deferral Plan were less than $0.1 million as of September 30, 2016 and December 31, 2015.

13.	STOCK OPTION GRANTS

In accordance with the Company’s 2013 Incentive Plan, stock option awards have been granted to certain employees and non-employee directors. The awards were granted with an exercise price equal to the market price of the Company’s common stock on the date of grant and have vesting periods ranging from one to three years, with 10-year contractual terms. The Company expects to use shares held as treasury stock to satisfy share option exercises. Currently, the Company holds a sufficient number of treasury shares to satisfy potential exercises.

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

	2016	2015
Risk-free interest rate	1.58%	1.52%
Expected term	7.5 years	7.5 years
Expected stock price volatility	25.25%	54.04%
Dividend yield	1.50%	1.50%

The following table summarizes the Company's stock option activity for the periods presented.

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	175,550	$8.17	83,400	$8.09
Granted	97,000	8.30	96,150	8.23
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	2,500	8.09
Options outstanding, end of period	272,550	$8.21	177,050	$8.16
Options exercisable, end of period	175,550	$8.17	81,900	$8.09

Stock-based compensation expense related to stock options totaled $0.1 million and $0.2 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was $0.4 million as of September 30, 2016 and $0.1 million as of  September 30, 2015.

14.	DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Designated as Hedging Instruments

On April 1, 2016, the Bank entered into a forward interest rate swap contract on a variable rate FHLB advance (indexed to three-month LIBOR) with a total notional amount of $10.0 million. The interest rate swap contract was designated as a derivative instrument in a cash flow hedge under ASC Topic 815, Derivatives and Hedging, with the objective of protecting the quarterly interest rate payments on the FHLB advance from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate throughout the seven-year period beginning on April 5, 2016 and ending on April 5, 2023. Under the swap arrangement, which became effective on April 5, 2016, the Bank will pay a fixed interest rate of 1.46% and receive a variable interest rate based on three-month LIBOR on the total notional amount of $10.0 million, with quarterly net settlements.

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of operations for the three- and nine-month periods ended September 30, 2016. The accumulated net after-tax loss related to the effective cash flow hedge included in accumulated other comprehensive income totaled $82 thousand as of September 30, 2016. Amounts reported in accumulated other comprehensive income related to this derivative are reclassified to other interest expense as interest payments are made on the Bank's variable rate FHLB advance.

Derivatives Not Designated as Hedging Instruments

In 2014, the Bank entered into three separate interest rate cap agreements to mitigate risks associated with increases in interest rates on an aggregate notional amount of $40 million. The interest rate caps qualify as derivatives but were not designated as hedging instruments. Accordingly, changes in the fair value of the instruments are included in results of operations. Under the three agreements, the Bank paid an up-front premium totaling approximately $126 thousand in return for the ability to receive cash flows if interest rates rise above a strike rate indexed to three-month LIBOR. The agreements have contractual terms that mature at various dates in 2017. As of September 30, 2016, the strike rate had not been achieved on any of the three agreements, and accordingly, the Bank has received no cash flows associated with the agreements. Since the inception of the agreements, on a quarterly basis, the Bank has recorded the current fair value of the derivatives within other assets on the Bank’s consolidated balance sheet, with changes in the fair value included in interest expense on the Bank’s consolidated statements of operations. As of September 30, 2016, the fair value of each of the three derivative agreements was zero. During the nine months ended September 30, 2016, approximately $3 thousand was recognized as interest expense associated with the agreements.

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

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended September 30, 2016:
Net interest income	$3,917	$3,253	$3	$—	$7,173
Provision (reduction in reserve) for loan losses	100	580	—	—	680
Total non-interest income	1,159	316	973	(881)	1,567
Total non-interest expense	4,636	2,403	474	(165)	7,348
Income (loss) before income taxes	340	586	502	(716)	712
Provision for income taxes	52	196	(86)	—	162
Net income (loss)	$288	$390	$588	$(716)	$550
Other significant items:
Total assets	$602,123	$89,347	$84,291	$(175,454)	$600,307
Total investment securities	209,486	—	80	—	209,566
Total loans, net	308,423	85,720	—	(77,022)	317,121
Investment in subsidiaries	5	—	78,737	(78,737)	5
Fixed asset additions	960	16	—	—	976
Depreciation and amortization expense	193	54	—	—	247
Total interest income from external customers	3,415	4,345	—	—	7,760
Total interest income from affiliates	1,092	—	3	(1,095)	—

For the nine months ended September 30, 2016:
Net interest income	$11,199	$9,544	$8	$—	$20,751
Provision (reduction in reserve) for loan losses	(350)	1,733	—	—	1,383
Total non-interest income	3,002	909	2,481	(2,356)	4,036
Total non-interest expense	13,435	7,306	1,373	(445)	21,669
Income (loss) before income taxes	1,116	1,414	1,116	(1,911)	1,735
Provision for income taxes	224	484	(302)	—	406
Net income (loss)	$892	$930	$1,418	$(1,911)	$1,329
Other significant items:
Fixed asset additions	4,521	33	—	—	4,554
Depreciation and amortization expense	564	162	—	—	726
Total interest income from external customers	9,750	12,684	—	—	22,434
Total interest income from affiliates	3,140	—	8	(3,148)	—

			All
	FUSB	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended September 30, 2015:
Net interest income	$3,598	$3,166	$3	$—	$6,767
Provision (reduction in reserve) for loan losses	(400)	322	—	—	(78)
Total non-interest income	755	234	847	(840)	996
Total non-interest expense	4,443	2,430	360	(143)	7,090
Income before income taxes	310	648	490	(697)	751
Provision for income taxes	43	236	(72)	—	207
Net income	$267	$412	$562	$(697)	$544
Other significant items:
Total assets	$550,341	$85,066	$82,167	$(169,037)	$548,537
Total investment securities	238,929	—	80	—	239,009
Total loans, net	229,721	80,779	—	(72,785)	237,715
Investment in subsidiaries	5	—	76,883	(76,883)	5
Fixed asset additions	1,250	2	—	—	1,252
Depreciation and amortization expense	151	61	—	—	212
Total interest income from external customers	3,162	4,166	—	—	7,328
Total interest income from affiliates	1,000	—	3	(1,003)	—

For the nine months ended September 30, 2015:
Net interest income	$11,433	$9,203	$8	$—	$20,644
Provision (reduction in reserve) for loan losses	(1,370)	1,171	—	—	(199)
Total non-interest income	2,766	689	3,053	(3,153)	3,355
Total non-interest expense	13,110	7,400	1,103	(439)	21,174
Income before income taxes	2,459	1,321	1,958	(2,714)	3,024
Provision for income taxes	678	475	(283)	—	870
Net income	$1,781	$846	$2,241	$(2,714)	$2,154
Other significant items:
Fixed asset additions	$2,860	$251	$—	$—	$3,111
Depreciation and amortization expense	459	181	—	—	640
Total interest income from external customers	10,379	12,004	1	—	22,384
Total interest income from affiliates	2,801	—	7	(2,808)	—

16.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the nine-month periods ended September 30, 2016 and 2015, respectively, there were no credit losses associated with derivative contracts.

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

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)
Standby letters of credit	$183	$683
Commitments to extend credit	$41,950	$61,427

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. As of September 30, 2016 and December 31, 2015, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represent the Bank’s total credit risk in this category, is included in the table above.

A commitment to extend credit is an agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the counterparty. Collateral varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of both September 30, 2016 and December 31, 2015, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

During the third quarter of 2016, the Bank entered into an agreement with a general contractor to manage construction of an office complex on a parcel of land located in the Birmingham, Alabama area that was purchased by the Bank during the first quarter of 2016. The office complex, which is expected to be approximately 40,000 square feet in size, will house a retail branch of the Bank, as well as the Bank’s commercial lending team in the Birmingham area and certain other officers of the Bank. Approximately 25% of the square footage of the office complex will be utilized by the Bank, with the remainder to be leased to commercial tenants. Construction began on the office complex during the third quarter and is expected to be completed during 2017. As of September 30, 2016, $0.5 million in cost had been incurred under the agreement, with estimated remaining commitments totaling $8.6 million. Additional expenses could be incurred under the agreement based on changes to building specifications at the discretion of the Bank and the occurrence of certain events specified in the contract. In addition to the agreement with the general contractor, the Bank estimates additional expenditures of approximately $4.0 million will be incurred for completion of office finishes, tenant improvements, furniture and fixtures, architectural fees and certain other developmental costs. As costs associated with the construction are incurred, they are recorded in premises and equipment as construction in process. Upon completion of construction and placement of the office complex into service, depreciation expense associated with the office complex is currently estimated to be approximately $0.4 million annually.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the nine months ended September 30, 2016 or the year ended December 31, 2015.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

	Fair Value Measurements as of September 30, 2016 Using
	Totals At September 30, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$98,341	$—	$98,341	$—
Commercial	69,326	—	69,326	—
Obligations of states and political subdivisions	10,735	—	10,735	—
Obligations of U.S. government-sponsored agencies	2,006	—	2,006	—
Corporate notes	763	—	763	—
U.S. Treasury securities	80	—	80	—
Other liabilities - derivatives	(130)	—	(130)	—

	Fair Value Measurements as of December 31, 2015 Using
	Totals At December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$135,494	$—	$135,494	$—
Commercial	45,509	—	45,509	—
Obligations of states and political subdivisions	14,998	—	14,998	—
Obligations of U.S. government-sponsored agencies	1,982	—	1,982	—
Corporate notes	780	—	780	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	3	—	3	—

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

OREO

OREO consists of properties obtained through foreclosure or in satisfaction of loans and is recorded at the lower of the loan’s carrying amount or the fair value of the property, less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

Other Assets

Included within other assets are certain assets that were formerly included as premises and equipment, but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank that have been closed. When an asset is designated as held for sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of impaired loans, OREO, and other assets measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015.

	Fair Value Measurements as of September 30, 2016 Using
	Totals At September 30, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$1,690	$—	$—	$1,690
OREO	5,391			5,391
Other assets	73	—	—	73

	Fair Value Measurements as of December 31, 2015 Using
	Totals At December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$2,350	$—	$—	$2,350
OREO	6,038	—	—	6,038

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2016. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of September 30, 2016 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value September 30, 2016	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$1,690	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

OREO	$5,391	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

Other assets	$73	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

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

Other Assets

Assets designated as held for sale that are under binding contract are valued based on contract price. If no sales contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity, considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet.

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

Loans, net: For variable-rate loans, fair values are based on carrying values. Fixed-rate commercial loans, other installment loans and certain real estate mortgage loans are valued using discounted cash flows. The discount rate used to determine the present value of these loans is based on interest rates currently being charged by the Company on loans that are comparable as to credit risk and term.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of September 30, 2016 and December 31, 2015.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$26,093	$26,093	$26,093	$—	$—
Investment securities available-for-sale	181,251	181,251	—	181,251	—
Investment securities held-to-maturity	28,315	28,483	—	28,483	—
Federal Home Loan Bank stock	1,368	1,368	—	—	1,368
Loans, net of allowance for loan losses	317,121	312,042	—	—	312,042
Liabilities:
Deposits	493,828	493,871	—	493,871	—
Short-term borrowings	5,337	5,337	—	5,337	—
Long-term borrowings	15,000	14,992	—	14,992	—
Other liabilities - derivatives	130	130	—	130	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$44,072	$44,072	$44,072	$—	$—
Investment securities available-for-sale	198,843	198,843	—	198,843	—
Investment securities held-to-maturity	32,359	32,184	—	32,184	—
Federal Home Loan Bank stock	1,025	1,025	—	—	1,025
Loans, net of allowance for loan losses	255,432	256,392	—	—	256,392
Other assets – derivatives	3	3	—	3	—
Liabilities:
Deposits	479,258	478,833	—	478,833	—
Short-term borrowings	7,354	7,352	—	7,352	—
Long-term borrowings	5,000	4,977	—	4,977	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE COMPANY’S BUSINESS

First US Bancshares, Inc. ("Bancshares") (formerly known as United Security Bancshares, Inc.), a Delaware corporation, is a bank holding company with its principal offices in Thomasville, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank” or “FUSB”). As of September 30, 2016, in addition to a loan production office in Jefferson County, Alabama, that opened in April 2016, the Bank operated and served its customers through eighteen banking offices located in Bucksville, Butler, Calera, Centreville, Coffeeville, Columbiana, Fulton, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama. On July 29, 2016, the Bank's Brent office was permanently closed.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC’s principal office is located in Mobile, Alabama. The Bank is the funding source for ALC. As of September 30, 2016, in addition to its principal office, ALC operated twenty-one finance company offices located in Alabama and southeast Mississippi.

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

Delivery of the best possible financial services to customers remains an overall operational focus of Bancshares and its subsidiaries (collectively, the “Company”). We recognize that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 269 full-time equivalent employees, to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2016 to December 31, 2015, while comparing income and expense for the three- and nine-month periods ended September 30, 2016 and 2015.

All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015.

EXECUTIVE OVERVIEW

The Company earned net income of $550 thousand, or $0.09 per diluted common share, during the three months ended September 30, 2016, compared to $544 thousand, or $0.09 per diluted common share, during the corresponding three-month period of 2015. Pre-provision net interest income was $7.2 million during the third quarter of 2016, compared to $6.8 million during the third quarter of 2015, an increase of $0.4 million. Non-interest income increased by $0.6 million comparing the third quarter of 2016 to the third quarter of 2015, resulting from increases in gains on the sale of investment securities, credit insurance income and other ancillary revenue sources. The increases in net interest income and non-interest income were offset by increases in the provision for loan losses of $0.8 million and non-interest expense of $0.3 million. The growth in both net interest income and the provision for loan losses was driven by increased average loan balances at both the Bank and ALC, while the increase in non-interest expense resulted from increases in salaries and employee benefits, and to a lesser extent occupancy and equipment costs. The provision for income taxes was reduced by approximately $0.1 million comparing the two quarters.

For the nine months ended September 30, 2016, net income totaled $1.3 million, or $0.21 per diluted common share, compared to $2.2 million, or $0.34 per diluted common share, for the corresponding period of 2015. The decrease resulted primarily from significantly higher loan loss provisioning in the first nine months of 2016 due to substantial loan growth during the period. For the nine months ended September 30, 2016, the provision for loan losses totaled $1.4 million, compared to a negative provision (reduction in reserve) for loan losses of $0.2 million for the nine months ended September 30, 2015, a net increase of $1.6 million. In addition, non-interest expense increased by $0.5 million during the nine months ended September 30, 2016 compared to the same period of 2015. The increases in the provision for loan losses and non-interest expense were partially offset by increases in non-interest income of $0.7 million and reductions in the provision for income taxes of $0.5 million.

Additional discussion of significant financial results for the first nine months of 2016 are included below.

●

Net loans increased $61.7 million, an increase of 23.4% from December 31, 2015, or 32.2% on an annualized basis. Of the total growth, $57.7 million was attributable to the Bank’s portfolio (which is primarily commercial in nature), while $4.0 million was attributable to growth in ALC’s consumer loan portfolio. Of the Bank’s total loan growth during the nine-month period, $25.1 million represented commercial and industrial (C&I) loans, $14.0 million represented real estate loans secured by non-farm, non-residential collateral, $12.8 million represented construction real estate loans, and $6.8 million represented residential real estate arrangements. These increases were partially offset by approximately $1.0 million in net reductions in other loan categories. The growth in the Bank’s portfolio is indicative of management’s ongoing efforts to broaden the Bank’s commercial loan portfolio with a diversified mix of real estate and C&I loans. Approximately 51% of the Bank’s new loan growth during 2016 was in variable rate lending arrangements, while 49% was at fixed rates. As of September 30, 2016, the Bank’s fixed rate loans totaled $143.7 million, while variable rate loans totaled $89.1 million.

The loan growth at ALC was comprised of $9.7 million in growth in point-of-sale consumer lending with prominent retail partners, partially offset by reductions of $2.7 million and $3.0 million in ALC’s real estate and traditional consumer lending portfolios, respectively. Point-of-sale retail lending continues to be a primary focus of ALC management, as it broadens the diversification of ALC’s portfolio with consumer loans that are generally of higher credit quality than traditional consumer loans.

●

Due to the growth in loan demand, management redeployed certain investment assets to the loan portfolio. As a result, the investment securities portfolio (including both available-for-sale and held-to-maturity securities) decreased to $209.6 million as of September 30, 2016, compared to $231.2 million as of December 31, 2015. Reductions in the investment securities portfolio occurred through a combination of scheduled maturities, debtor-initiated calls of securities prior to maturity, and sales of securities from the available-for-sale portfolio initiated by management. Growth in deposits and borrowings also contributed to the funding side of the Company’s balance sheet. Total deposits increased $14.6 million, while short-term borrowings and long-term debt increased $8.0 million on a net basis, comparing balances as of September 30, 2016 to December 31, 2015.

●

Non-performing assets decreased $1.5 million from levels as of December 31, 2015, to $7.7 million as of September 30, 2016. Non-performing assets as a percentage of total assets were reduced to 1.28% as of September 30, 2016, compared to 1.59% as of December 31, 2015 and 1.98% as of September 30, 2015. Of the total decrease during the first nine months of 2016, $0.7 million represented reductions in OREO, while $0.8 million was attributable to reductions in non-accrual loans.

●

Pre-provision net interest income increased $0.1 million for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to loan growth at both the Bank and ALC, partially offset by reduced average yields on loans at both entities. The increase in loan volume was most pronounced at the Bank. The Bank’s average net loans during the nine months ended September 30, 2016 totaled $197.5 million, compared to $170.3 million during the nine months ended September 30, 2015. At ALC, average net loans were $85.5 million during the nine months ended September 30, 2016, compared to $77.3 million for the corresponding period of 2015. Yield on loans declined at both entities as a result of the current sustained low interest rate environment, coupled with management’s continued focus on maintaining established credit standards as the loan portfolio grows. In addition, despite overall growth in interest-bearing deposits and borrowings, the Company was able to reduce interest expense by $57 thousand  comparing the nine months ended September 30, 2016 to the same period of 2015, as a result of the sustained low interest rate environment. Despite reductions in yield on loans at both the Bank and ALC, the reduction in funding costs, as well as the shift in the Company’s earning-asset mix to a higher percentage of loans as compared to lower-yielding investment securities, enabled the Company to maintain net yield on interest-earning assets at a reasonably consistent level. Net yield on interest-earning assets was 5.16% for the nine months ended September 30, 2016, compared to 5.33% during the nine months ended September 30, 2015.

●

The provision for loan losses increased $1.6 million comparing the nine months ended September 30, 2016 to the corresponding period of 2015. The increase resulted primarily from the significant growth in loans for the Company, as well as the continued stabilization of credit quality in the Bank’s loan portfolio. Over the past two years, the Bank has experienced substantial improvement in the credit quality of its loan portfolio, as evidenced by declining historical loss rates in the calculation of the allowance for loan losses. This resulted in negative provisions (reductions in reserve) in prior periods, which had a positive impact on the Company’s pre-tax income. As the credit quality of the portfolio continues to stabilize, these reductions in reserve have decreased substantially.

●

Non-interest income increased $0.7 million during the nine months ended September 30, 2016 compared to the corresponding period of 2015. The increase was attributable to increased gains on the sale of investment securities at the Bank, credit insurance income earned primarily at ALC and other ancillary revenue sources. These increases were partially offset by reductions in service charges on deposit accounts at the Bank.

●

Non-interest expense increased $0.5 million for the nine months ended September 30, 2016 compared to the corresponding period of 2015 as a result of increased salaries and employee benefits and information technology services, as well as expenses associated with the closure of one of the Bank’s retail branches.  These increases were partially offset by reductions in other real estate/foreclosure expenses.

The Company continues to maintain excess funding capacity to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines, Federal Home Loan Bank (“FHLB”) advances and brokered deposits. Management believes that continued success in loan growth efforts at both the Bank and ALC, combined with continued adherence to established credit underwriting standards, will strengthen both the diversity and credit quality of the Company’s loan portfolio, while improving interest and fee income on loans.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September30,	September 30,	September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Interest income	$7,760	$7,328	$22,434	$22,384
Interest expense	587	561	1,683	1,740
Net interest income	7,173	6,767	20,751	20,644
Provision (reduction in reserve) for loan losses	680	(78)	1,383	(199)
Net interest income after provision for loan losses	6,493	6,845	19,368	20,843
Non-interest income	1,567	996	4,036	3,355
Non-interest expense	7,348	7,090	21,669	21,174
Income before income taxes	712	751	1,735	3,024
Provision for income taxes	162	207	406	870
Net income	$550	$544	$1,329	$2,154

Net Interest Income

Net interest income is calculated as the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets are comprised of loans at both the Bank and ALC, as well as taxable and nontaxable investments and federal funds sold by the Bank. Interest-bearing liabilities are comprised of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings and long-term debt. Net interest income for the Company totaled $20.8 million and $20.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The following tables show, for the three and nine months ended September 30, 2016 and September 30, 2015, the average balances of each principal category of assets, liabilities and shareholders’ equity. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – FUSB (Note A)	$223,739	$2,428	4.34%	$159,110	$1,994	5.01%
Loans – ALC (Note A)	88,783	4,345	19.57%	83,072	4,166	20.06%
Taxable investments	218,135	869	1.59%	250,857	1,022	1.63%
Non-taxable investments	11,927	106	3.56%	16,845	146	3.47%
Federal funds sold	8,967	12	0.54	—	—	—
Total interest-earning assets	551,551	7,760	5.63%	509,884	7,328	5.75%
Non-interest-earning assets:
Other assets	49,796			47,463
Total	$601,347			$557,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$151,365	$140	0.37%	$143,190	$150	0.42%
Savings deposits	78,415	37	0.19%	74,064	34	0.18%
Time deposits	182,567	355	0.78%	183,263	372	0.81%
Borrowings	20,289	55	1.08%	3,547	5	0.56%
Total interest-bearing liabilities	432,636	587	0.54%	404,064	561	0.56%
Non-interest-bearing liabilities:
Demand deposits	82,097			69,083
Other liabilities	7,919			8,192
Shareholders’ equity	78,695			76,008
Total	$601,347			$557,347
Net interest income (Note B)		$7,173			$6,767
Net yield on interest-earning assets			5.20%			5.31%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $0.9 million and $2.2 million for the three months ended September 30, 2016 and 2015, respectively. At ALC, these loans averaged $1.5 million and $1.6 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.1 million for both the three months ended September 30, 2016 and 2015. At ALC, loan fees totaled $0.7 million and $0.8 million for the respective periods presented.

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – FUSB (Note A)	$197,460	$6,508	4.39%	$170,268	$6,811	5.33%
Loans – ALC (Note A)	85,504	12,684	19.78%	77,300	12,004	20.71%
Taxable investments	234,409	2,843	1.62%	252,613	3,126	1.65%
Non-taxable investments	14,073	382	3.62%	16,495	443	3.58%
Federal funds sold	4,288	17	0.53%	—	—	—
Total interest-earning assets	535,734	22,434	5.58%	516,676	22,384	5.78%
Non-interest-earning assets:
Other assets	49,222			47,485
Total	$584,956			$564,161
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$149,162	$410	0.37%	$147,681	$438	0.40%
Savings deposits	77,411	108	0.19%	73,300	101	0.18%
Time deposits	180,949	1,050	0.77%	185,363	1,182	0.85%
Borrowings	15,467	115	0.99%	4,918	19	0.52%
Total interest-bearing liabilities	422,989	1,683	0.53%	411,262	1,740	0.56%
Non-interest-bearing liabilities:
Demand deposits	76,157			69,064
Other liabilities	7,750			7,837
Shareholders’ equity	78,060			75,998
Total	$584,956			$564,161
Net interest income (Note B)		$20,751			$20,644
Net yield on interest-earning assets			5.16%			5.33%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $1.2 million and $2.5 million for the nine months ended September 30, 2016 and 2015, respectively. At ALC, these loans averaged $1.6 million and $1.7 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.3 million for both the nine months ended September 30, 2016 and 2015. At ALC, loan fees totaled $2.1 million and $2.5 million for the respective periods presented.

Net interest income increased $0.4 million and $0.1 million in the three- and nine-month periods ended September 30, 2016, compared to the corresponding periods of 2015. The increases in both periods resulted from increased average loan balances at both the Bank and ALC. The Bank’s average loan balance increased $64.6 million comparing the three months ended September 30, 2016 to the three months ended September 30, 2015. For the nine months ended September 30, 2016 compared to the corresponding period of 2015, the Bank’s average loan balance increased by $27.2 million. The majority of the Bank’s loan growth was in real estate loans secured by non-farm, non-residential collateral, construction real estate, and the commercial and industrial (C&I) portfolio. ALC’s average loan balance increased by $5.7 million for the three months ended September 30, 2016, compared to the same period in 2015. Comparing the nine-month period ended September 30, 2016 to the same period in 2015, ALC’s average loan volume increased $8.2 million. The majority of ALC’s loan growth during both periods was in its point-of-sale consumer lending portfolio.

At both the Bank and ALC, the increases in net interest income that resulted from loan growth were partially offset by reductions in yield. Reduced yields resulted from the general interest rate environment, which remained at relatively low levels during the first nine months of 2016, as well as management’s ongoing strategic efforts over the past several years to focus on problem asset resolution and improve the credit quality of the loan portfolio through the tightening of credit standards.

The average balance of the Bank’s investment securities portfolio was reduced in both the three- and nine-month periods ended September 30, 2016. These reductions resulted in decreased interest income of $0.2 million and $0.3 million on investment securities for the three- and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015. The investment securities portfolio provides an additional source of liquidity and diversification, as well as a resource to enhance interest income. Changes in the investment portfolio result primarily from management’s decisions on the allocation of assets to higher-yielding loan portfolios and non-interest-earning assets.

Interest expense remained relatively consistent comparing both the three- and nine-month periods ended September 30, 2016 to the corresponding periods of 2015 despite growth in average balances of interest-bearing liability accounts. Average rates on interest-bearing liabilities were reduced in both the three- and nine-month periods ended September 30, 2016, primarily as a result of changes in the mix of deposits into lower cost demand deposits and away from higher cost time deposits.

We expect that continued growth of net loan volumes at both the Bank and ALC with loans of sufficient credit quality will enable management to enhance net interest income; however, in the current interest rate environment, it is expected that the average yield on new loan originations will generally be lower than the yield on loans in the Bank’s existing portfolio. At both the Bank and ALC, management is continuing to focus efforts on new loan origination within the parameters of established credit policy, while also maintaining vigilance in the deployment of strategies to effectively manage risks associated with interest rate fluctuations. Net interest income could experience downward pressure as a result of increased competition for quality loan opportunities, lower reinvestment yields and fewer opportunities to reduce future funding costs.

Provision (Reduction in Reserve) for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The Company’s provision for loan losses was $0.7 million and $1.4 million for the three and nine months ended September 30, 2016, respectively, compared to a credit (or reduction in reserve) of $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively.

The following table presents the provision (reduction in reserve) for loan losses for the Bank and ALC for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
FUSB	$100	$(400)	$(350)	$(1,370)
ALC	580	322	1,733	1,171
Total	$680	$(78)	$1,383	$(199)

The Bank's provision for loan losses totaled $0.1 million for the three months ended September 30, 2016.  A reduction in the reserve for loan losses occurred during all other periods presented. These reductions resulted from improvement in the overall credit quality of the Bank’s loan portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses. As of September 30, 2016, the Bank’s allowance for loan losses as a percentage of loans was 0.52%, compared to 1.22% as of September 30, 2015. For the three months ended September 30, 2016, the Bank experienced net charge-offs of $22 thousand, compared to net charge-offs of $0.1 million during the three months ended September 30, 2015. For the nine months ended September 30, 2016, the Bank experienced net recoveries of $0.2 million, compared to net charge-offs of $0.2 million during the nine months ended September 30, 2015.

At ALC, the provision for loan losses increased by approximately $0.6 million comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015. The increase resulted from growth in ALC’s loan balances. As of September 30, 2016, ALC’s allowance for loan losses as a percentage of loans was 2.78%, compared to 2.89% as of September 30, 2015. During the three months ended September 30, 2016, net charge-offs at ALC totaled $0.6 million, compared to net charge-offs of $0.5 million during the three months ended September 30, 2015. For the nine months ended September 30, 2016, net charge-offs at ALC totaled $1.7 million, compared to net charge-offs of $1.4 million during the nine months ended September 30, 2015.

Based on management's evaluation of the portfolio, we believe that the Company's allowance for loan losses is adequate to absorb losses inherent in the loan portfolio as of September 30, 2016. While we believe that the methodologies and calculations that heve been used in the determination of the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which we operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses. Furthermore, the reductions in the reserve for loan losses recorded by the Bank in 2016 and prior periods are not expected to continue at any significant level on an ongoing basis.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income. Expanded discussion of certain significant non-interest income items and fluctuations is provided below the table.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$463	$465	$(2)	(0.4)%	$1,306	$1,391	$(85)	(6.1)%
Credit insurance commissions and fees	256	150	106	70.7%	570	339	231	68.1%
Bank-owned life insurance	105	106	(1)	(0.9)%	316	315	1	0.3%
Net gain on sale and prepayment of investment securities	259	6	253	N/M	657	367	290	79.0%
Other income	483	269	214	79.6%	1,187	943	244	25.9%
Total non-interest income	$1,566	$996	$570	57.2%	$4,036	$3,355	$681	20.3%

N/M: not meaningful

Service Charges and Other Fees on Deposit Accounts

Service charges and other fees are generated on deposit accounts held at the Bank. Revenues in this category were consistent comparing the three months ended September 30, 2016 to the same period in 2015.  The decrease in this category for the nine months ended September 30, 2016 compared to the corresponding period in 2015 resulted primarily from decreased fees generated from customer overdrafts and non-sufficient funds charges. Revenues from these sources have generally declined in recent years and are generally not expected to increase at a significant rate in the near future.

Credit Insurance Commissions and Fees

Credit insurance commissions and fees are generated from credit life and credit accident and health insurance policies offered at both the Bank and ALC to consumer loan customers through FUSB Reinsurance. The majority of these sales have historically been generated at ALC. The increase in non-interest income in this category during the three and nine months ended September 30, 2016 compared to the corresponding periods of 2015 resulted primarily from a renewed focus by ALC management on generating these types of sales during the period.  In general, however, revenues from this category of non-interest income have declined in recent years as ALC management has shifted the loan portfolio mix to loans of higher credit quality. This mix-shift has resulted in a larger proportion of borrowers who generally do not have a significant need for credit insurance. Accordingly, income from credit insurance commissions and fees is not expected to increase at a significant rate for the foreseeable future.

Bank-owned Life Insurance

The Bank utilizes bank-owned life insurance as a tool to offset the cost of certain retirement benefit programs. The income derived from bank-owned life insurance represents the increase in the cash surrender value of the policies (which is generally non-taxable) over the periods presented. The cash surrender value of the policies totaled $14.5 million and $14.3 million as of September 30, 2016 and December 31, 2015, respectively. The insurance policies are adjustable-rate assets with minimum guaranteed rates of interest between 2% and 4%. Accordingly, management does not expect significant fluctuation in the income derived from these assets.

Net Gain on Sale and Prepayment of Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income, and for use as collateral for public deposits and wholesale funding. Management reviews the securities in the investment portfolio periodically and, from time to time, may determine that it is appropriate to sell securities that are designated as securities available-for-sale. When this occurs, a gain or loss is recorded as the difference between the fair value of the security on the date of sale and the security’s carrying value. In addition, a gain may be recognized for prepayment penalties earned by the Company when a security is called by the debtor prior to its maturity date. During the nine months ended September 30, 2016, securities with a carrying value of $30.4 million were sold, while securities with a carrying value of $54.7 million were prepaid before maturity. As a result of these transactions, the Company realized net gains on the sale of securities of $0.7 million and $0.3 million during the nine-month periods ended September 30, 2016 and 2015, respectively. No losses were realized on the sale or prepayment of securities in either nine-month period ended September 30, 2016 or 2015. The determination of whether to sell investment securities is made by management based on specific facts and circumstances at a given point in time. Accordingly, no assessment can be made as to the level of gains or losses that could be incurred from sales of investment securities or prepayment penalties in the future.

Other Income

Other non-interest income includes fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards, wire transfers and real estate rental. In addition, other non-interest income is generated at ALC for ancillary services including ALC’s auto club membership program, which provides members with emergency roadside assistance, lock and key services and reimbursement for emergency travel expenses. The increase in non-interest income during the three and nine months ended September 30, 2016, compared to the corresponding periods of 2015, resulted from increased sales of ancillary services, primarily auto club membership programs, at ALC, totaling approximately $0.1 million in both periods presented. In addition, the Bank earned approximately $0.2 million in additional non-interest income during the third quarter of 2016 that was associated with the settlement of previously disputed litigation. Given the nature of the types of revenues categorized as other income, there is uncertainty as to the level of revenue that will be derived from these sources in the future.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated. Expanded discussion of certain significant non-interest expense items and fluctuations is provided below the table.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$4,334	$4,106	$228	5.6%	$12,734	$12,513	$221	1.8%
Net occupancy and equipment	830	744	86	11.6%	2,381	2,347	34	1.4%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	47	102	(55)	(53.9)%	137	413	(276)	(66.8)%
Carrying costs	77	145	(68)	(46.9)%	233	401	(168)	(41.9)%
Total other real estate/foreclosure expense	124	247	(123)	(49.8)%	370	814	(444)	(54.5)%
Insurance expense and assessments	255	261	(6)	(2.3)%	775	798	(23)	(2.9)%
Other	1,805	1,732	73	4.2%	5,409	4,702	707	15.0%
Total non-interest expense	$7,348	$7,090	$258	3.6%	$21,669	$21,174	$495	2.3%

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of non-interest expense, totaled $2.9 million at the Bank and $1.4 million at ALC for the third quarter of 2016, compared to $2.7 million at the Bank and $1.4 million at ALC during the third quarter of 2015. For the nine-month period ended September 30, 2016, salaries and benefits expense totaled $8.3 million at the Bank and $4.4 million at ALC, compared to $8.1 million at the Bank and $4.4 million at ALC for the nine months ended September 30, 2015. The expense amounts for the Bank are inclusive of salaries and benefits paid to certain members of management and employees for work performed on behalf of Bancshares, as well as current and deferred fees paid to members of the Bank’s and Bancshares’ Boards of Directors. Management remains committed to providing salaries and benefits packages to employees at competitive levels in order to ensure that we continue to provide quality service to our customers. Accordingly, we expect salaries and employee benefits expense to generally increase commensurate with market-based increases over time.

Net Occupancy and Equipment Expense

This category of non-interest expense includes expenses associated with depreciation of buildings, equipment and furniture and fixtures, rent of office space, utilities expense and maintenance and repair costs. The majority of the Bank’s office space is owned, while the majority of ALC’s office space is leased. The increase in this category of expense during both the three and nine months ended September 30, 2016 compared to the same periods of 2015 resulted primarily from increases in depreciation and rent expenses. For the nine months ended September 30, 2016, these increases were offset in part by reduced expenses at the Bank associated with changes in service contract arrangements with the Bank's primary core processing vendor. Occupancy and equipment expense is expected to increase over time as the Company depreciates expenditures associated with capital improvements. During the three and nine months ended September 30, 2016, the Company recorded $1.0 million and $4.5 million, respectively, in additions to premises and equipment. The majority of these expenditures were associated with the purchase of land and construction in process related to an office complex being constructed by the Bank in the Birmingham, Alabama metropolitan area. The office complex, for which construction is expected to be completed in 2017, will house a retail branch of the Bank, as well as the Bank’s commercial lending team in Birmingham and certain other officers of the Bank. Approximately 25% of the square footage of the office complex will be utilized by the Bank, with the remainder to be leased to commercial tenants. Based on management’s current estimates, it is expected that placement of the office complex into service will result in approximately $0.4 million in additional depreciation expense annually. Upon full lease-up of the office complex, management expects that the majority of depreciation expense, as well as additional operating costs associated with the complex, would be recovered through lease revenue; however, no assurance can be given regarding the office complex being fully leased by third-party tenants or the timing of such third-party leases.

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

Both OREO write-downs and carrying costs decreased during the three and nine months ended September 30, 2016, compared to the corresponding periods of 2015, as a result of continued reduction in the levels of OREO at the Bank and ALC. OREO totaled $4.9 million and $0.5 million at the Bank and ALC, respectively, as of September 30, 2016, compared to $6.0 million and $0.7 million, respectively, as of December 31, 2015, a decrease of $1.3 million for the Company on a consolidated basis.

Although management continued to reduce OREO levels during the three- and nine-month periods ended September 30, 2016, there continues to be uncertainty with respect to economic conditions and real estate values in certain of the service areas in which both the Bank and ALC operate. In addition, as the level of OREO is reduced, it becomes more difficult to work out remaining OREO at the same pace as previously experienced. Accordingly, continued reduction of carrying costs cannot be expected with any level of certainty. Furthermore, if the national or local economy weakens, or if real estate values decline further in the Company's primary service areas, then additional write-downs of existing OREO could be required. Additionally, the pace of migration of properties into OREO could increase, resulting in the potential for increased levels of both write-downs and carrying cost.

Insurance Expense and Assessments

This category of non-interest expense includes the cost of corporate insurance maintained by the Company, as well as FDIC insurance and state banking assessments. The Bank pays assessments to the FDIC based on a prescribed regulatory calculation that factors in average total assets and the Company’s supervisory ratings, as determined by regulatory examinations. Total expense in this category decreased modestly during the three- and nine-month periods ended September 30, 2016 compared to the corresponding periods of 2015. In general, this category of expense is expected to increase over time based on growth in the Company’s balance sheet and expansion of the Company's activities.

Other

This category includes the costs of professional services (including legal, accounting and auditing), information technology and advertising/marketing fees, as well as costs associated with recording and filing, telephone, postage, stationery and printing, employee training and other miscellaneous expenses.  Approximately $0.5 million of the increase in this category during the nine months ended September 30, 2016, compared to the same period of 2015, was driven by expenses associated with information technology services provided by the Bank’s core processing vendor. In addition, approximately $0.1 million of the increase was associated with the closure of one of the Bank’s branches. The branch closing was undertaken as part of an effort to evaluate the profitability of branches and make adjustments that will positively impact the Company’s cost structure over time, while maintaining the Bank's ability to effectively serve its customer base. Management currently anticipates additional branch closures to occur during the fourth quarter of 2016.  The remaining portion of increased expenses for the nine months ended September 30, 2016, as well as for the third quarter of 2016 compared to the third quarter of 2015, resulted primarily from losses on the sale of fixed assets at ALC.

Management will continue to maintain vigilance in the evaluation of all expenses in this category; however, the level of other non-interest expense is generally expected to increase over time as a result of continued focus on technology, training, marketing and business development.

Provision for Income Taxes

The provision for income taxes was $0.2 million for both of the three-month periods ended September 30, 2016 and 2015. The effective tax rate was 22.8% for the third quarter of 2016, compared to 27.6% for the third quarter of 2015. For the nine months ended September 30, 2016 and 2015, the effective tax rate was 23.4% and 28.8%, respectively. The Company’s effective tax rate is expected to fluctuate based on recurring items, such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance. Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis after considering a number of factors, including investment return, credit quality and the consistency of such investments with the Company’s overall strategy. The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared to total pre-tax income.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.7 years and 2.9 years as of September 30, 2016 and December 31, 2015, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of September 30, 2016, available-for-sale securities totaled $181.3 million, or 86.5% of the total investment portfolio, compared to $198.8 million, or 86.0% of the total investment portfolio, as of December 31, 2015. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government-sponsored agencies, obligations of state and political subdivisions and corporate notes.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of September 30, 2016, held-to-maturity securities totaled $28.3 million, or 13.5% of the total investment portfolio, compared to $32.4 million, or 14.0% of the total investment portfolio, as of December 31, 2015. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of state and political subdivisions.

Due to the growth in loan demand, management redeployed certain investment assets to the loan portfolio. As a result, the investment securities portfolio (including both available-for-sale and held-to-maturity securities) decreased to $209.6 million as of September 30, 2016, compared to $231.2 million as of December 31, 2015. In addition, the Company realized gains on the sale of securities totaling $0.7 million and $0.4 million for the nine-month periods ended September 30, 2016 and 2015, respectively. Sales transactions affecting the Bank’s investment portfolio are directed by asset and liability management activities and strategies. The “pruning” of the portfolio is designed to maintain the strength of the investment portfolio.

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio segment for both FUSB and ALC at the end of each of the most recent five quarters as of September 30, 2016.

	FUSB
	2016			2015
	September 30,	June 30	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$24,610	$24,306	$18,023	$11,827	$11,900
Secured by 1-4 family residential properties	32,559	33,326	30,623	30,730	32,049
Secured by multi-family residential properties	16,801	5,972	11,580	11,845	13,005
Secured by non-farm, non-residential properties	97,859	105,541	82,754	83,883	75,840
Other	185	190	168	115	116
Commercial and industrial loans	54,459	38,160	34,568	29,377	18,796
Consumer loans	6,289	6,366	6,614	7,057	6,848
Other loans	46	364	407	379	486
Total loans	$232,808	$214,225	$184,737	$175,213	$159,040
Less unearned interest, fees and deferred cost	191	192	174	149	164
Allowance for loan losses	1,216	1,138	1,068	1,329	1,941
Net loans	$231,401	$212,895	$183,495	$173,735	$156,935

	ALC
	2016			2015
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	14,462	15,430	16,265	17,233	17,993
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans	80,915	80,886	74,669	76,131	74,767
Other loans	—	—	—	—	—
Total loans	$95,377	$96,316	$90,934	$93,364	$92,760
Less unearned interest, fees and deferred cost	7,205	7,857	8,147	9,215	9,576
Allowance for loan losses	2,452	2,453	2,307	2,452	2,404
Net loans	$85,720	$86,006	$80,480	$81,697	$80,780

The tables below summarize changes in the allowance for loan losses and certain asset quality ratios at the end of each of the most recent five quarters as of September 30, 2016 at both FUSB and ALC.

	FUSB
	2016			2015
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in Thousands)
Balance at beginning of period	$1,138	$1,068	$1,329	$1,941	$2,449
Charge-offs:
Commercial and industrial	(1)	—	—	—	—
Commercial real estate	(40)	—	—	(490)	(173)
Residential real estate	(3)	(7)	—	—	(27)
Consumer	(3)	(6)	(21)	(1)	(2)
Total charge-offs	(47)	(13)	(21)	(491)	(202)
Recoveries	25	253	40	68	94
Net recoveries (charge-offs)	(22)	240	19	(423)	(108)
Provision (reduction in reserve) for loan losses	100	(170)	(280)	(189)	(400)
Ending balance	$1,216	$1,138	$1,068	$1,329	$1,941
as a % of loans	0.52%	0.53%	0.58%	0.76%	1.22%

	ALC
	2016			2015
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,453	$2,307	$2,452	$2,404	$2,559
Charge-offs:
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	(28)	(16)	(5)	(14)	(30)
Consumer	(707)	(746)	(765)	(706)	(618)
Total charge-offs	(735)	(762)	(770)	(720)	(648)
Recoveries	154	202	178	164	170
Net recoveries (charge-offs)	(581)	(560)	(592)	(556)	(478)
Provision (reduction in reserve) for loan losses	580	706	447	604	323
Ending balance	$2,452	$2,453	$2,307	$2,452	$2,404
as a % of loans	2.78%	2.77%	2.79%	2.91%	2.89%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of September 30, 2016 were as follows:

	Consolidated
	2016			2015
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$2,266	$2,619	$3,277	$3,102	$4,222
Other real estate owned	5,391	5,405	5,356	6,038	6,656
Total	$7,657	$8,024	$8,633	$9,140	$10,878
Nonperforming assets as a percentage of loans and other real estate	2.37%	2.61%	3.17%	3.45%	4.37%
Nonperforming assets as a percentage of total assets	1.28%	1.33%	1.50%	1.59%	1.98%

	FUSB
	2016			2015
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$766	$1,086	$1,463	$1,445	$2,624
Other real estate owned	4,887	4,944	4,702	5,327	5,961
Total	$5,653	$6,030	$6,165	$6,772	$8,585
Nonperforming assets as a percentage of loans and other real estate	2.38%	2.75%	3.26%	3.75%	5.21%
Nonperforming assets as a percentage of total assets	0.94%	1.00%	1.07%	1.17%	1.56%

	ALC
	2016			2015
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$1,500	$1,533	$1,814	$1,657	$1,598
Other real estate owned	504	461	654	711	695
Total	$2,004	$1,994	$2,468	$2,368	$2,293
Nonperforming assets as a percentage of loans and other real estate	2.26%	2.24%	2.96%	2.79%	2.73%
Nonperforming assets as a percentage of total assets	2.24%	2.22%	2.93%	2.76%	2.70%

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions generally involve modification of the terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to accrual or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. The Company had $0.2 million and $1.0 million of non-accruing loans that were restructured and remained on non-accrual status as of September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance. For the three months ended September 30, 2015, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance.

Deposits

Total deposits increased by 3.0% to $493.8 million as of September 30, 2016, from $479.3 million as of December 31, 2015. Core deposits, which exclude time deposits of $250 thousand or more, provide for a relatively stable funding source that supports earning assets. Core deposits totaled $463.8 million, or 93.9% of total deposits, as of September 30, 2016, compared to $454.2 million, or 94.8% of total deposits, as of December 31, 2015.

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

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. We continue to utilize this category as an alternative source of funds. During the third quarter of 2016, these borrowings represented 2.64% of average interest-bearing liabilities, compared with 0.24% in the third quarter of 2015.

Shareholders’ Equity

The Company has historically placed great emphasis on maintaining its strong capital base. As of September 30, 2016, shareholders’ equity totaled $78.8 million, or 13.1% of total assets, compared to $77.0 million, or 13.4% of total assets, as of December 31, 2015. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The increase in shareholders’ equity during the period ended September 30, 2016 resulted from continued growth in retained earnings and increases in accumulated other comprehensive income related to changes in the fair value of investment securities available-for-sale. The fair value of the available-for-sale portfolio fluctuates based primarily on changes in interest rates. Accordingly, the net unrealized gains during the third quarter of 2016 are not necessarily indicative of future performance of the portfolio.

The Company’s Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During each of the three-month periods ended September 30, 2016 and 2015, the Company declared dividends of $0.02 per common share, or approximately $0.1 million.

As of both September 30, 2016 and December 31, 2015, the Company retained approximately $20.8 million in treasury stock. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2016. There are 242,303 shares available for repurchase under this plan, at management’s discretion. No shares were purchased under this program during the first nine months of 2016 or 2015.

As of September 30, 2016 and December 31, 2015, a total of 111,195 and 103,571 shares of stock, respectively, were deferred in connection with the Company's Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of common stock. All deferred fees, whether in the form of cash or shares of stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors' fees allocated to be paid in shares of stock as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less totaled $124.7 million as of September 30, 2016 and $97.8 million as of December 31, 2015. Investment securities forecasted to mature or reprice in one year or less are estimated to be $16.0 million as of September 30, 2016.

Although the majority of the securities portfolio has a legal final maturity exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of September 30, 2016, the investment securities portfolio had an estimated average life of 2.71 years, and approximately 84.5% of the portfolio (including both available-for-sale and held-to-maturity investments) was expected to be repaid within five years. However, management does not rely solely on the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of September 30, 2016 and December 31, 2015, respectively, the Company had $20.0 million and $12.0 million in outstanding borrowings under FHLB advances. The Company had up to $160.4 million and $152.5 million in remaining unused credit from the FHLB (subject to available collateral) as of September 30, 2016 and December 31, 2015, respectively. In addition, the Company had $18.8 million in unused established federal funds lines as of September 30, 2016 and December 31, 2015, respectively.

Management is not aware of any condition that currently exists that would have a material adverse effect on the liquidity, capital resources or operation of the Company. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. See Note 16, “Guarantees, Commitments and Contingencies,” in the Notes to the Interim Condensed Consolidated Financial Statements herein for further discussion.

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

Measuring Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of all of the Company’s portfolio of assets and liabilities. These repricing characteristics are the timeframes during which the interest-earning assets and interest-bearing liabilities are subject to fluctuation based on changes in interest rates, either at replacement or maturity, during the life of the instruments. Measuring interest rate sensitivity is a function of the differences in the volume of assets and the volume of liabilities that are subject to repricing in future time periods. These differences are known as interest sensitivity gaps and are usually calculated for segments of time and on a cumulative basis.

The Company measures changes in net interest income and net interest margin on a monthly basis through income simulation over various interest rate shock scenarios, including plus or minus 1%, 2%, 3% and 4% scenarios. Each month, management evaluates how changes in short- and long-term interest rates may impact future profitability, as reflected in the Company’s net interest margin.

Also on a monthly basis, management calculates how changes in interest rates would impact the market value of the Company’s assets and liabilities, as well as its long-term profitability. The process is similar to assessing short-term risk but emphasizes and is measured over a five-year period, which allows for a more comprehensive assessment of longer-term repricing and cash flow imbalances that may not be captured by short-term net interest margin simulations. The results of these calculations are representative of long-term interest rate risk, both in terms of changes in the present value of the Company’s assets and liabilities and long-term changes in core profitability.

See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2015 for additional disclosures related to market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2016, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s management concluded, as of September 30, 2016, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company’s periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the third quarter of 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
July 1 – July 31	—	$—	—	242,303
August 1 – August 31	—	$—	—	242,303
September 1 – September 30	—	$—	—	242,303
Total	—	$—	—	242,303

(1)

On December 16, 2015, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, the Company is authorized to repurchase up to 642,785 shares of common stock. The expiration date of the extended repurchase program is December 31, 2016. As of September 30, 2016, there were 242,303 shares that may still be purchased under the program.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith or incorporated herein by reference as noted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: November 9, 2016

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Certificate of Incorporation of United Security Bancshares, Inc., (incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-14549), filed on November 12, 1999).

3.1A

Certificate of Amendment to the Certificate of Incorporation of United Security Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016).

3.2	Bylaws of First US Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016.