Form 10-K
period 2016-12-31
FIRST US BANCSHARES INC
filed 2017-03-15
CIK 717806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-14549

FIRST US BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0843362
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 West Front Street, Post Office Box 249 Thomasville, Alabama	36784
(Address of Principal Executive Offices)	(Zip Code)

334-636-5424

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2016, was $49,291,288.

As of March 13, 2017, the registrant had outstanding 6,055,293 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders to be held on April 26, 2017, are incorporated by reference into Part III of this Form 10-K.

First US Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2016

Table of Contents

Part	Item	Caption	Page No.

Forward-Looking Statements			1

PART I

	1	Business	2

	1A	Risk Factors	11

	1B	Unresolved Staff Comments	16

	2	Properties	16

	3	Legal Proceedings	17

	4	Mine Safety Disclosures	17

PART II

	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18

	6	Selected Financial Data	19

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	7A	Quantitative and Qualitative Disclosures About Market Risk	41

	8	Financial Statements and Supplementary Data	42

	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	89

	9A	Controls and Procedures	89

	9B	Other Information	89

PART III

	10	Directors, Executive Officers and Corporate Governance*	90

	11	Executive Compensation*	90

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	90

	13	Certain Relationships and Related Transactions, and Director Independence*	91

	14	Principal Accountant Fees and Services*	91

PART IV

	15	Exhibits and Financial Statement Schedules	91

Signatures			92

Exhibit Index			94

*

Portions of the definitive proxy statement for the registrant’s 2017 Annual Meeting of Shareholders to be held on April 26, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, we, through our senior management, from time to time make forward-looking statements concerning our expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting management’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause actual results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in our Securities and Exchange Commission filings and other public announcements, including the factors described in this Annual Report on Form 10-K for the year ended December 31, 2016. Specifically, with respect to statements relating to loan demand, growth and earnings potential, geographic expansion and the adequacy of our allowance for loan losses, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in our service areas, the availability of quality loans in our service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, and collateral values. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

In addition, our business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

PART I

Item 1.	Business.

First US Bancshares, Inc. (“Bancshares”) is a Delaware corporation organized in 1999 as a successor by merger with United Security Bancshares, Inc., an Alabama corporation. Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and it operates one banking subsidiary, First US Bank (the “Bank”). Prior to its name change on October 11, 2016, Bancshares was known as United Security Bancshares, Inc.

The Bank conducts a general commercial banking business and offers banking services such as demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through fifteen full-service banking offices located in Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama, as well as a loan production office in Mountain Brook, a suburb of Birmingham, Alabama. During 2016, the Bank also began construction of an office complex located along U.S. Highway 280 in the Birmingham, Alabama metro area, a portion of which will house a full-service branch office of the Bank and offices for the Bank’s commercial lending and executive leadership teams. Management currently expects this office to open in 2017. The Bank has two wholly owned subsidiaries: Acceptance Loan Company, Inc. (“ALC”) and FUSB Reinsurance, Inc. (“FUSB Reinsurance”). As used herein, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to Bancshares, as well as the Bank, ALC, and FUSB Reinsurance, collectively.

ALC is a finance company with approximately 21,500 consumer and real estate loans outstanding. In addition to its headquarters located in Mobile, Alabama, ALC operates and serves its customers through twenty-one offices in Alabama and southeast Mississippi. ALC’s business is generated through referrals from retail businesses, banks and customer mailings. ALC serves customers with a broad range of consumer loan needs. ALC’s lending guidelines are based on an established company policy that is reviewed regularly by its Loan Committee. The lending guidelines include a consideration of collateral (age, type and loan-to-value) and loan term, as well as the borrower’s budget (debt-to-income ratio), employment and residence history, credit score, credit history and experience with ALC. ALC’s average loan size is approximately $5,200, with an average term of 24 to 36 months. ALC currently has loans of approximately $94.9 million, which carry an average yield of 20.53%. Interest rates charged vary depending on a consideration of certain factors, such as credit score and collateral. Approximately 16.0% of ALC’s current loan portfolio is secured by real estate and single family residence loans, with the remaining portion of the portfolio secured by various other types of collateral, depending on the type of loan being secured. ALC suspended making new real estate loans in May 2012 as a result of weakness in the real estate market at that time.

FUSB Reinsurance underwrites credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and a primary third-party insurer retains the remaining risk. A third-party insurer and/or a third-party administrator are responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

Employees

Bancshares has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2016, the Bank had 157 full-time equivalent employees, and ALC had 102 full-time equivalent employees. FUSB Reinsurance has no employees. None of these employees are party to a collective bargaining agreement. Management believes that its employee relations are good.

Competition

We face strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. We compete with numerous other financial services providers, including commercial banks, online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits than we do. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries.

Supervision and Regulation

General

We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and condition Bancshares’ ability to repurchase stock or to receive dividends from the Bank. Bancshares is subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Bank and its subsidiaries are subject to comprehensive examination and supervision by the Alabama State Banking Department (the “ASBD”) and the Federal Deposit Insurance Corporation (the “FDIC”). These regulatory agencies generally have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities.

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

Regulation of Bancshares

Bancshares is registered as a bank holding company and is subject to regulation and supervision by the Federal Reserve. The BHCA requires a bank holding company to secure the approval of the Federal Reserve before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank or thrift, or merges or consolidates with another bank or thrift holding company. Further, under the BHCA, the activities of a bank holding company and any nonbank subsidiary are limited to: (i) those activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto and (ii) investments in companies not engaged in activities closely related to banking, subject to quantitative limitations on the value of such investments. Prior approval of the Federal Reserve may be required before engaging in certain activities. In making such determinations, the Federal Reserve is required to weigh the expected benefits to the public, such as greater convenience, increased competition and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.

The BHCA was substantially amended by the Financial Services Modernization Act of 1999 (also known as the “Gramm-Leach-Bliley Act” or the “GLBA”), which, among other things, permits a “financial holding company” to engage in a broader range of non-banking activities, and to engage on less restrictive terms in certain activities, than were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. To become a financial holding company, Bancshares must certify that the Bank is both “well-capitalized” and “well managed” (as defined by federal law) and has at least a “satisfactory” Community Reinvestment Act (“CRA”) rating. Bancshares is not a financial holding company at this time.

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

Any capital loan by Bancshares to the Bank is subordinate in right of payment to deposits and certain other indebtedness of the Bank. In addition, in the event of Bancshares’ bankruptcy, any commitment by Bancshares to a federal banking regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

The Bank is subject to federal laws that limit the amount of transactions between the Bank and its nonbank affiliates, including Bancshares, but excluding operating subsidiaries, such as ALC. Under these provisions, transactions by the Bank with nonbank affiliates (such as loans or investments) are generally limited to 10% of the Bank’s capital and surplus for all covered transactions with any one affiliate and 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit to affiliates, with limited exceptions, must be secured by eligible collateral in specified amounts. The Bank is also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposed additional requirements on transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the length of time for which collateral requirements regarding covered transactions must be maintained.

Securities and Exchange Commission

Bancshares is under the jurisdiction of the Securities and Exchange Commission (“SEC”) for matters relating to the offer and sale of its securities and is subject to the SEC’s rules and regulations related to periodic reporting, reporting to shareholders, proxy solicitations and insider trading regulations.

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

Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund maintained by the FDIC. As a result, the Bank is required to pay periodic assessments to maintain insurance coverage for its deposits. Under the FDIC’s assessment system for banks with less than $10 billion in assets, which became effective in 2016, the assessment rate is determined based on a number of factors, including the Bank’s CAMELS ratings, leverage ratio, net income, non-performing loan ratios, OREO ratios, core deposit ratios, one-year organic asset growth and a loan mix index. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. The loan mix index component of the assessment model requires banks to calculate each of their loan categories as a percentage of assets and then multiply each category by a standardized historical charge-off rate percentage provided by the FDIC, with a higher index leading to a higher assessment rate. The rules specify maximum assessment rates for institutions with a composite CAMELS rating of 1 or 2 and minimum rates for institutions with a rating of 3, 4 or 5.

Among other things, the Dodd-Frank Act (i) eliminated the ceiling and increased the floor on the size of the Deposit Insurance Fund, (ii) established a minimum designated reserve ratio of 1.35% of estimated insured deposits, (iii) required the FDIC to adopt a restoration plan should the reserve ratio fall below 1.35%, and (iv) raised the limit for federal deposit insurance to $250,000 for each covered account and increased the cash limit of Securities Investor Protection Corporation coverage from $100,000 to $250,000.

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

Dividend Restrictions

Under applicable Delaware law, dividends may be paid only out of the amount calculated as the present fair value of the total assets of the corporation, minus the present fair value of the total liabilities of the corporation, minus the capital of the corporation as determined in accordance with the Delaware General Corporation Law. In the event that there is no such amount, dividends may be paid out of the net profits of the corporation for the fiscal year in which the dividend is declared and/or the immediately preceding fiscal year. Dividends may not be paid, however, out of net profits of the corporation if the capital represented by the issued and outstanding stock of all classes having a preference on the distribution of assets is impaired. Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the company’s capital, asset quality and financial condition.

Since it has no significant independent sources of income, Bancshares’ ability to pay dividends depends on its ability to receive dividends from the Bank. Under Alabama law, the Bank may not pay a dividend in excess of 90% of its net earnings unless its surplus is equal to at least 20% of capital. The Bank is also required by Alabama law to seek the approval of the Superintendent of the ASBD prior to the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (a) the Bank’s net earnings for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. The statute defines net earnings as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal, state and local taxes. The Bank must be able to satisfy the conditions described above in order to declare or pay a dividend to Bancshares without obtaining the prior approval of the Superintendent of the ASBD. In addition, the FDIC prohibits the payment of cash dividends if (i) as a result of such payment, the bank would be undercapitalized or (ii) the bank is in default with respect to any assessment due to the FDIC, including a deposit insurance assessment. These restrictions could materially influence the Bank’s, and therefore Bancshares’, ability to pay dividends.

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

The institution’s total risk-weighted assets are used to calculate its regulatory capital ratios. Under the Basel III Final Rule, since January 1, 2015, the minimum ratio of total capital to risk-weighted assets has been 8%. The required ratio of “Tier 1 Capital” (consisting generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk-weighted assets is 6%. While there was previously no required ratio of “Common Equity Tier 1 Capital” (which generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and Accumulated Other Comprehensive Income, subject to certain adjustments) to risk-weighted assets, a required minimum ratio of 4.5% became effective on January 1, 2015 as well. The remainder of total capital, or “Tier 2 Capital,” may consist of (i) the allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) preferred stock not qualifying as Tier 1 Capital, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital (which is included only to the extent of Tier 1 Capital), less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the appropriate regulator.

In addition, the federal banking agencies have established minimum leverage ratio requirements for banking organizations that they supervise, calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets. Prior to the effective date of the Basel III Final Rule, banks and bank holding companies meeting certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, were permitted to maintain a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3%. Other banks and bank holding companies generally were required to maintain a minimum leverage ratio between 4% and 5%. Under the Basel III Final Rule, since January 1, 2015, the required minimum leverage ratio for all banks has been 4%.

The Basel III Final Rule additionally provides for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Final Rule, banks must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and is increasing each year until fully implemented at 2.5% in January 2019.

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

 As of December 31, 2016, both Bancshares and the Bank were “well-capitalized” under the prompt corrective action rules. This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be, and should not be, interpreted as a representation of our overall financial condition or prospects.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) comprehensively revised the laws affecting corporate governance, auditing, executive compensation and corporate reporting for entities with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, Sarbanes-Oxley and its implementing regulations established new membership requirements and additional responsibilities for audit committees, imposed restrictions on the relationships between public companies and their outside auditors (including restrictions on the types of non-audit services that auditors may provide), imposed additional responsibilities for public companies’ external financial statements on the chief executive officer and chief financial officer, and expanded the disclosure requirements for corporate insiders. The requirements are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors. We and our Board of Directors have, as appropriate, adopted or modified our policies and practices in order to comply with these regulatory requirements and to enhance our corporate governance practices.

As required by Sarbanes-Oxley, we have adopted a Code of Business Conduct and Ethics applicable to our Board, executives and employees. This Code of Business Conduct can be found on our website at http://www.firstusbank.com under the tabs “About – Investor Relations – FUSB Policies.”

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

Mortgage Loan Servicing

On January 17, 2013, the CFPB issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules contain additional requirements for communications with borrowers, address the maintenance of customer account records, govern procedures for responding to written borrower requests and complaints of errors, and provide guidance regarding servicing delinquent loans, foreclosure proceedings, and loss mitigation efforts, among other measures. These rules have generally led to increased costs to service loans across the mortgage industry.

Other Provisions of the Dodd-Frank Act

The Dodd-Frank Act, which became law on July 21, 2010, implements far-reaching changes across the financial regulatory landscape. In addition to the reforms previously mentioned, the Dodd-Frank Act also:

●

requires bank holding companies and banks to be both well-capitalized and well-managed in order to acquire banks located outside of their home state and requires any bank holding company electing to be treated as a financial holding company to be both well-managed and well-capitalized;

●

eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location;

●	repeals Regulation Q, the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

●

strengthens the restrictions on loans to insiders and limits certain asset sales to and from an insider to an institution by, among other things, requiring that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors; and

●

strengthens the previous limits on a depository institution’s credit exposure to one borrower (whether a person or group of related persons) in an amount exceeding certain thresholds by expanding the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

While designed primarily to reform the financial regulatory system, the Dodd-Frank Act also contains a number of corporate governance provisions that will affect public companies with securities registered under the Exchange Act.  The Dodd-Frank Act requires the SEC to adopt rules that may affect our executive compensation policies and disclosure. It also exempts “smaller reporting companies,” like Bancshares, from the requirement under Section 404(b) of Sarbanes-Oxley that the independent auditor attest to and report on management’s assessment of internal control over financial reporting.

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

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities that it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other specified factors in extending credit;

●

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

●	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

●

Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows in connection with loans secured by one-to-four family residential properties;

●	Rules and regulations established by the National Flood Insurance Program; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to federal laws applicable to depository accounts, including:

●

Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

●

Electronic Funds Transfer Act and Regulation E of the Federal Reserve, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

Furthermore, proposals that could substantially intensify the regulation of the financial services industry have been and are expected to continue to be introduced in the United States Congress, in state legislatures, and by applicable regulatory authorities. These proposals may change banking statutes and regulations and the operating environment for financial services firms in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals would have on our business, consolidated results of operations, financial condition, or cash flows.

Website Information

The Bank’s website address is http://www.firstusbank.com. Bancshares does not maintain a separate website. Bancshares makes available free of charge on or through the Bank’s website, under the tabs “About – Investor Relations,” its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with the SEC. These reports are also available on the SEC’s website, http://www.sec.gov. Bancshares will provide paper copies of these reports to shareholders free of charge upon written request. Bancshares is not including the information contained on or available through the Bank’s website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

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

As a lender, we are exposed to the risk that customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio relates principally to the creditworthiness of individuals and the value of the real estate serving as security for the repayment of loans, and the credit risk with respect to our commercial and consumer loan portfolio relates principally to the general creditworthiness of businesses and individuals within the local markets in which we operate. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential loan losses based on a number of factors. We believe that our allowance for loan losses is adequate. However, if estimates, assumptions or judgments used in calculating this allowance are incorrect, the allowance for loan losses may not be sufficient to cover our actual loan losses. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions. In addition, banking regulators periodically review our allowance for loan losses, which may lead to an increase in our provision for loan losses or a recognition of further charge-offs if the regulators’ judgments are different than those of our management. Material additions to the allowance could materially decrease our net income.

Difficult economic and market conditions could materially and adversely affect our business and results of operations.

Economic recession or other economic problems, including those affecting our markets and regions, but also those affecting the national or world economy, could have a material adverse impact on the demand for our products and services and the value of our loans and investments. Although economic conditions have improved since the conclusion of the last recession, economic growth has been slow and uneven. Further economic deterioration that affects household or corporate incomes could result in reduced demand for credit or fee-based products and services. Additionally, negative market developments could affect consumer confidence levels and cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan and credit losses. These conditions could have an adverse effect on our consolidated financial condition, results of operations, and cash flows. Conversely, we cannot provide any assurance that we would benefit from any market growth or favorable economic conditions, either in our primary market areas or nationally, even if they do occur.

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

The financial services industry is extensively regulated and supervised under both federal and state law. We are subject to the regulation and supervision of the Federal Reserve, the FDIC and the ASBD. These regulations are intended primarily to protect depositors, the public and the FDIC’s Deposit Insurance Fund, and are not intended to protect shareholders. Additionally, we are subject to regulation, supervision and examination by other regulatory authorities, such as the SEC and state securities and insurance regulators. We are subject to changes in federal and state laws, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that could affect us. We cannot assure you that any changes in regulations or new laws will not adversely affect our performance or consolidated results of operations. Our regulatory framework is discussed in greater detail under “Item 1. Business – Supervision and Regulation.”

Changes to the deposit insurance assessment regime could increase our cost of holding deposits and thereby adversely affect our financial results.

The Dodd-Frank Act changed the method of calculation for FDIC insurance assessments. Under the previous system, the assessment base was domestic deposits minus certain allowable exclusions, such as pass-through reserve balances. Under the Dodd-Frank Act, assessments for any calculation period are based on the depository institution’s average consolidated total assets, less its average amount of tangible equity, during that period. On February 7, 2011, the FDIC approved a final rule to implement these changes. In addition to changing the assessment base, the final rule defines and limits certain assessment adjustments, such as those based on unsecured debt or brokered deposits. It also creates a new base assessment rate schedule in an attempt to provide more predictable assessment rates to insured financial institutions while collecting approximately the same amount of revenue as under the old rate schedule. The FDIC has authority to increase insurance assessments, and any significant increase in insurance assessments would likely have an adverse effect on us and thereby negatively impact our consolidated results of operations.

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

The CFPB has set forth numerous rules and guidance documents since its inception concerning a wide range of consumer protection laws, many of which are directly applicable to our operations. For example, the CFPB recently imposed new requirements regarding the origination and servicing of residential mortgage loans, limitations on the manner in which loan originators may be compensated, mandatory disclosures on documentation given to borrowers, and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan before extending credit, among others. The CFPB likely will continue to make rules relating to consumer protection, and it is difficult to predict which of our products and services will be subject to these rules or how these rules will be implemented. However, compliance with CFPB regulations likely will result in additional operating and compliance costs that could have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows.

Rapid and significant changes in market interest rates may adversely affect our performance.

Most of our assets and liabilities are monetary in nature and are therefore subject to significant risks from changes in interest rates. Our profitability depends to a large extent on net interest income, and changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities. Our consolidated results of operations are affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates and changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. These differences could result in an increase in interest expense relative to interest income or a decrease in our interest rate spread. For a more detailed discussion of these risks and our management strategies for these risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies and general economic conditions. Despite the implementation of strategies to manage interest rate risks, changes in interest rates may have a material adverse impact on our profitability.

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

Our consolidated results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks, the current political unrest in the Middle East and eastern Europe and the volatile conditions in the financial markets and economic conditions generally, we cannot predict future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such conditions may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

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

Dividends from the Bank are Bancshares’ primary source of funds for the payment of dividends to its shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to Bancshares. The ability of both the Bank and Bancshares to pay dividends will continue to be subject to and limited by the results of operations of the Bank and by certain legal and regulatory restrictions. Further, any lenders making loans to Bancshares or the Bank may impose financial covenants that may be more restrictive than the legal and regulatory requirements with respect to the payment of dividends. There can be no assurance as to whether or when Bancshares may pay dividends to its shareholders.

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

We rely heavily on communications and information systems to conduct our business. Any failure or interruption in the operation of these systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending, or other functions. While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

We use information technology in our operations and offer online banking services to our customers, and unauthorized access to our customers’ confidential or proprietary information as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize Internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide Internet banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, or other security failures. In addition, our customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, may become the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ confidential, proprietary, and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage, or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential legal liability, reputational harm, damage to our competitive position, and the disruption of our operations, all of which could adversely affect our consolidated financial condition, results of operations, or cash flows.

We depend on outside third parties for the processing and handling of our records and data.

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

Management regularly reviews and updates our internal controls and procedures that are designed to manage the various risks in our business, including credit risk, operational risk, financial risk, compliance risk, and interest rate risk. No system of controls, however well-designed and operated, can provide absolute assurance that the objectives of the system will be met. If such a system fails or is circumvented, there could be a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

Our common stock price could be volatile, which could result in losses for individual shareholders.

The market price of our common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

●	general economic and business conditions;

●	changing market conditions in the financial services industry;

●	monetary and fiscal policies, laws and regulations and other activities of the government, agencies and similar organizations;

●	actual or anticipated variations in our quarterly operating results;

●	our failure to meet analyst predictions and projections;

●	collectability of loans;

●	cost and other effects of legal and administrative cases and proceedings, claims, settlements and judgments;

●	additions or departures of key personnel;

●	announcements of innovations or new services by us or our competitors;

●	future sales of our common stock or other securities; and

●	other events or factors, many of which are beyond our control.

Due to these factors, you may not be able to sell your stock at or above the price you paid for it, which could result in substantial losses.

Bancshares’ liquidity is subject to various regulatory restrictions applicable to its subsidiaries.

There are various regulatory restrictions on the ability of Bancshares’ subsidiaries to pay dividends or to make other payments to Bancshares. In addition, Bancshares’ right to participate in any distribution of assets of any of its subsidiaries upon a subsidiary’s liquidation or otherwise will be subject to the prior claims of creditors of that subsidiary, except to the extent that any of Bancshares’ claims as a creditor of such subsidiary may be recognized.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the repayment or sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds, purchased securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We maintain a portfolio of securities that can be used as a source of liquidity. Other sources of liquidity are available should they be needed, such as through our acquisition of additional non-core deposits. Bancshares may be able, depending on market conditions, to issue and sell debt securities and preferred or common equity securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on acceptable terms could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as further disruption in the financial markets, negative views and expectations about the prospects for the financial services industry, deterioration within the credit markets, or the financial condition, liquidity or profitability of the financial institutions with which we transact.

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

The Bank owns all of its offices, including its executive offices, without encumbrances. The Bank also owns land, with an office complex under construction, in Birmingham, Alabama. Upon completion, the office complex will house a retail branch for the Bank as well as certain officers of the Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.” ALC owns a commercial building in Jackson, Alabama, which houses its Jackson branch office, and leases additional office space throughout Alabama and southeast Mississippi. Bancshares does not separately own any property, and to the extent that its activities require the use of physical office facilities, such activities are conducted at the offices of the Bank. We believe that our properties are sufficient for our operations at the current time.

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

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “FUSB.” Prior to October 11, 2016, the common stock was listed on the Nasdaq Capital Market under the symbol “ USBI.” As of March 13, 2017, there were 744 record holders of Bancshares' common stock (excluding any participants in any clearing agency and “street name” holders).

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per share for Bancshares’ common stock as reported on the Nasdaq Capital Market, and the cash dividends declared per share in each such quarter.

			Dividends
			Declared
	High	Low	Per Share
2016
Fourth Quarter	$11.84	$9.51	$0.02
Third Quarter	10.89	8.65	0.02
Second Quarter	10.28	7.92	0.02
First Quarter	8.99	7.90	0.02

2015
Fourth Quarter	$9.00	$7.75	$0.02
Third Quarter	9.74	7.95	0.02
Second Quarter	8.35	8.01	0.02
First Quarter	8.84	8.12	0.02

The last reported sales price of Bancshares’ common stock as reported on the Nasdaq Capital Market on March 13, 2017, was $12.60.

Dividends are paid at the discretion of Bancshares’ Board of Directors, based on our consolidated operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are Bancshares’ primary source of funds for the payment of dividends to its shareholders, and there are various legal and regulatory limits regarding the extent to which the Bank may pay dividends or otherwise supply funds to Bancshares. In addition, federal and state regulatory agencies have the authority to prevent Bancshares from paying a dividend to its shareholders. We can make no assurances that we will be able or permitted to pay dividends in the future.

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2016.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
October 1-31, 2016	1,560		$10.58	—	242,303
November 1-30, 2016	—		$—	—	242,303
December 1-31, 2016	—		$—	—	242,303
Total	1,560	(2)	$10.58	—	242,303

(1)

On December 21, 2016, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2017, of which 242,303 shares remain available.

(2)	1,560 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan.

Item 6.	Selected Financial Data

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands, except Per Share Amounts)
Results of Operations:
Interest income	$30,155	$29,897	$31,361	$33,636	$38,753
Interest expense	2,271	2,289	2,553	2,905	4,556
Net interest income	27,884	27,608	28,808	30,731	34,197
Provision (reduction in reserve) for loan losses	3,197	216	(74)	(642)	4,338
Non-interest income	5,201	4,531	5,091	4,865	5,565
Non-interest expense	28,495	28,377	28,595	30,802	32,484
Income before income taxes	1,393	3,546	5,378	5,436	2,940
Income taxes	169	951	1,829	1,509	745
Net income	$1,224	$2,595	$3,549	$3,927	$2,195
Per Share Data:
Basic net income per share	$0.20	$0.42	$0.58	$0.65	$0.36
Diluted net income per share	$0.19	$0.41	$0.57	$0.65	$0.36
Dividends declared	$0.08	$0.08	$0.03	$—	$—
Common stock price - High	$11.84	$9.74	$8.99	$10.40	$7.92
Common stock price - Low	$7.90	$7.75	$7.40	$5.10	$3.95
Period end price per share	$11.11	$8.92	$8.84	$7.29	$5.36
Period end shares outstanding (in thousands)	6,043	6,039	6,034	6,028	6,024
Period-End Balance Sheet:
Total assets	$606,892	$575,782	$572,609	$569,801	$567,133
Loans, net of allowance for loan losses	322,772	255,432	259,516	300,927	337,400
Allowance for loan losses	4,856	3,781	6,168	9,396	19,278
Investment securities, net	207,814	231,202	234,086	170,804	113,750
Total deposits	497,556	479,258	483,659	484,279	489,034
Short-term borrowings	10,119	7,354	436	1,231	638
Long-term debt	15,000	5,000	5,000	5,000	—
Total shareholders’ equity	76,241	77,030	75,162	70,095	68,647
Book value	12.62	12.76	12.46	11.63	11.40
Performance Ratios:
Loans to deposits	64.9%	53.3%	53.7%	62.1%	69.0%
Net yield on interest earning assets	5.16%	5.36%	5.53%	5.95%	6.21%
Return on average assets	0.21%	0.46%	0.63%	0.70%	0.37%
Return on average equity	1.56%	3.41%	4.88%	5.68%	3.27%
Asset Quality:
Allowance for loan losses as % of loans	1.48%	1.46%	2.32%	3.03%	5.40%
Nonperforming assets as % of loans and other real estate	2.19%	3.45%	5.23%	6.74%	10.40%
Nonperforming assets as % of total assets	1.20%	1.59%	2.50%	3.78%	6.78%
Net charge-offs as a % of average loans	0.72%	1.07%	1.55%	2.77%	1.95%
Capital Adequacy:
CET 1 risk-based capital ratio	19.01%	22.19%	n/a	n/a	n/a
Tier 1 risk-based capital ratio	19.01%	22.19%	21.51%	18.07%	15.88%
Total risk-based capital ratio	20.26%	23.35%	22.78%	19.34%	17.17%
Tier 1 leverage ratio	12.27%	13.02%	11.85%	10.97%	10.60%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., ("Bancshares") a Delaware corporation, is a bank holding company with its principal offices in Thomasville, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of December 31, 2016, the Bank operated and served its customers through fifteen banking offices located in Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama, in addtion to a loan production office in Jefferson County, Alabama, that opened in April 2016.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC’s principal office is located in Mobile, Alabama. The Bank is the funding source for ALC. As of December 31, 2016, in addition to its principal office, ALC operated twenty-one offices located in Alabama and southeast Mississippi.

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

Delivery of the best possible financial services to customers remains an overall operational focus of Bancshares and its subsidiaries (collectively, the “Company”). We recognize that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 259 full-time equivalent employees, to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the current consolidated financial position, changes in financial position, results of operations and cash flows for the Company and should be read in conjunction with the Company’s Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of the discussion is on the years 2016 and 2015. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, the Company, through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in this Annual Report on Form 10-K for the year ended December 31, 2016. Specifically, with respect to statements relating to loan demand, growth and earnings potential, geographic expansion and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, changes in borrowers’ financial positions and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

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

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level deemed adequate by management to absorb probable losses from loans in the portfolio at the balance sheet date. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including, but not limited to, management’s estimate of: (a) loan loss experience, (b) the financial condition and liquidity of certain loan customers and (c) collateral values of property securing certain loans. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions in excess of normal provisions to the allowance for loan losses in future periods. There can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additions to the allowances will not be required.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or in satisfaction of loans and is reported at the lower of the loan's carrying amount or the fair value of the property, less estimated costs to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy.  The appraisals are sometimes discounted based on management's knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

Deferred Tax Asset Valuation

Income tax expense and current and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets may also arise from the carryforward of operating loss or tax credit carryforwards as allowed by applicable federal or state tax jurisdictions. In evaluating the ability to recover deferred tax assets in the tax jurisdictions from which they arise, management considers all available positive and negative evidence, including the Company’s historical earnings and, in particular, the results of recent operations, expected reversals of temporary differences, the ability to utilize tax planning strategies, and the expiration dates of any operating loss and tax credit carryforwards. A valuation allowance is recognized for a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some portion of or the entire deferred tax asset will not be realized. The assumptions about the amount of future taxable income require the use of significant judgment and are consistent with the plans and estimates that management uses in the underlying business. At this time, management considers it to be more likely than not that the Company will have sufficient taxable income in the future to allow all deferred tax assets to be realized. Accordingly, a valuation allowance was not established for deferred tax assets as of December 31, 2016 and 2015.

Fair Value Measurements

Portions of the Company’s assets and liabilities are carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include securities available-for-sale, impaired loans and derivatives. Additionally, other real estate and certain other assets acquired in foreclosure are reported at the lower of the recorded investment or fair value of the property, less estimated cost to sell. Fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. While management uses judgment when determining the price at which willing market participants would transact when there has been a significant decrease in the volume or level of activity for the asset or liability in relation to “normal” market activity, management’s objective is to determine the point within the range of fair value estimates that is most representative of a sale to a third-party investor under current market conditions. The value to the Company if the asset or liability were held-to-maturity is not included in the fair value estimates.

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

EXECUTIVE OVERVIEW

For the year ended December 31, 2016, the Company’s consolidated net income totaled $1.2 million, or $0.19 per diluted common share, compared to $2.6 million, or $0.41 per diluted common share, for the year ended December 31, 2015. The decrease in earnings in 2016 primarily resulted from an increase in the provision for loan losses, which totaled $3.2 million on a consolidated basis in 2016, compared to $0.2 million in 2015. The increased provision for loan losses was driven by significant loan growth at the Bank, and to a lesser extent, loan growth at ALC. Net loans on a consolidated basis increased $67.3 million, or 26.4%, during 2016. Of this growth, $63.5 million was attributable to the growth in the Bank’s loan portfolio, primarily focused in the Bank’s commercial and real estate portfolios. The majority of the Bank’s 2016 loan production was achieved by its Birmingham and Tuscaloosa, Alabama commercial lending teams. Growth in net loans at ALC totaled $3.8 million in 2016 and was primarily focused on point-of-sale consumer lending through established retail partners.

Pre-provision net interest income totaled $27.9 million for the year ended December 31, 2016, compared to $27.6 million for the year ended December 31, 2015, an increase of $0.3 million. The increase was attributable to loan growth at the Bank and ALC, which outpaced reductions in yield. Net yield on interest-earning assets totaled 5.16% in 2016, compared to 5.36% in 2015. At both the Bank and ALC, the reduction in yield resulted from the general low interest rate environment and from efforts in recent years to improve the credit quality of the loan portfolios. At the Bank, this required significant reductions of the loan portfolio in previous years in order to meet higher credit standards and policies implemented by management beginning in 2012. At ALC, credit quality was improved as a result of management’s initiatives to focus on point-of-sale retail lending, which has led to the origination of loans of higher credit quality than ALC’s traditional consumer and real estate portfolios, but at reduced yields.

As a result of the credit management efforts at both the Bank and ALC, the Company’s loan loss experience and asset quality continued to improve during 2016. Net charge-offs on loans totaled $2.1 million for the Company in 2016, compared to $2.6 million in 2015. The reduction was driven by a net recovery position at the Bank in 2016 of $0.2 million, compared to net charge-offs of $0.6 million in 2015. This improved loss experience was partially offset by net charge-offs at ALC, which totaled $2.3 million 2016, compared to $2.0 million in 2015. The increase in net charge-offs at ALC was reasonably consistent with growth in loan volume. As a percentage of average loans, net charge-offs totaled 2.7% in 2016 and 2.5% in 2015.

The Company experienced improvement in all areas of asset quality during 2016. Non-performing assets, including loans in non-accrual status and other real estate owned (OREO), decreased by 20.4% to $7.3 million as of December 31, 2016, compared to $9.1 million as of December 31, 2015. Non-performing assets as a percentage of total assets totaled 1.20% as of December 31, 2016, compared to 1.59% as of December 31, 2015. As a percentage of shareholders’ equity, non-performing assets improved to 9.54% as of December 31, 2016, compared to 11.87% as of December 31, 2015. Past due loans as a percentage of total loans decreased to 1.33% as of December 31, 2016, compared to 1.97% as of December 31, 2015.

Although the Company experienced continued improvement in the credit quality of the loan portfolio in 2016, management concluded that it was appropriate to increase the allowance for loan losses at the Bank in response to the significant loan growth during the year. In general, during periods of significant loan growth, it is expected that loan loss reserves will be maintained at a higher level to address inherent uncertainty resulting from growth in the portfolio. The Company’s allowance for loan losses as a percentage of loans increased to 1.48% as of December 31, 2016, compared to 1.46% as of December 31, 2015. The increase was driven by increases in the Bank’s loan loss reserves. The allowance for loan losses as a percentage of loans at the Bank increased to 1.01% as of December 31, 2016, compared to 0.76% as of December 31, 2015. The increase at the Bank was partially offset by reductions at ALC resulting from improved credit quality in its portfolio. At ALC, the allowance for loan losses as a percentage of loans totaled 2.78% as of December 31, 2016, compared to 2.91% as of December 31, 2015.

Non-interest income for the Company totaled $5.2 million for the year ended December 31, 2016, compared to $4.5 million for the year ended December 31, 2015, an increase of 14.8%. The increase resulted from increased revenues from credit insurance and other ancillary income sources, as well as increases in realized gains on the sale of investment securities. These increases were partially offset by reductions in service charges on deposit accounts.

Non-interest expense for the Company totaled $28.5 million for the year ended December 31, 2016, compared to $28.4 million for the year ended December 31, 2015, an increase of 0.4%. Although non-interest expense remained relatively flat in 2016 compared to 2015, management continued efforts to expend resources in areas that it believes to be beneficial to the Company in the future. The most notable increases in non-interest expense comparing 2016 to 2015 included approximately $0.4 million in additional expenditures associated with information technology intended to mitigate technological risk and enhance product and operational platforms at both the Bank and ALC. In addition, the Bank incurred $0.1 million in expenditures in 2016 associated with impairment of closed branches. During 2016, the Bank closed five branches in response to efforts to evaluate the profitability of branches and make adjustments that will positively impact the Company’s cost structure over time, while maintaining the Bank’s ability to effectively serve its customer base. The increases in non-interest expense in 2016 were partially offset by reduced expense in other areas, primarily real estate/foreclosure expenses.

Balance Sheet Management

Loan growth at the Bank and ALC was funded through available cash balances, growth in deposits and borrowings, and cash flows generated from the investment securities portfolio. Investment securities totaled $207.8 million as of December 31, 2016, compared to $231.2 million as of December 31, 2015, a decrease of $23.4 million. The decrease resulted from maturity of securities, as well as the sale of securities from the Bank’s available-for-sale portfolio. The cash generated from the reduction of the portfolio was primarily redeployed in the loan portfolio. All sales of securities in 2016 resulted in net realized gains. Investment securities serve to both enhance interest income and provide an additional source of liquidity available to fund loan growth and capital expenditures. Management has structured the investment portfolio to provide cash flows through interest earned and the maturity or payoff of securities in the portfolio on a monthly basis. In the current environment, we expect that cash flows from the investment portfolio will continue to serve as a significant source of liquidity available for the funding of future loan growth.

Total deposits increased $18.3 million, or 3.8%, comparing December 31, 2016 to December 31, 2015. Deposit growth was primarily in non-interest-bearing demand deposits. Deposit growth, combined with growth in long-term debt and short-term borrowings totaling $12.8 million, provided additional funding sources for loan growth during 2016. Deposits generated through the Bank’s branch system are considered the Company’s primary funding source to meet short- and long-term liquidity needs. In addition to deposits, significant external sources of liquidity are available to the Company, including access to funding through federal funds lines, Federal Home Loan Bank advances and brokered deposits.

During 2016, the Bank incurred significant capital expenditures related to the purchase of land and commencement of construction on an office complex in the Birmingham, Alabama area along U.S. Highway 280. These efforts are consistent with the Bank’s initiatives to expand its presence in contiguous metropolitan markets. Construction began on the office complex during the third quarter of 2016, and is expected to be completed in 2017. The office complex, which will be approximately 40,000 square feet in size, will house a retail branch of the Bank, as well as the Bank’s commercial lending team in the Birmingham area and certain other officers of the Bank. Approximately 25% of the square footage of the office complex will be utilized by the Bank, with the remainder to be leased to commercial tenants. As a result of this project, net premises and equipment increased to $18.3 million as of December 31, 2016, compared to $12.1 million as of December 31, 2015. A majority of the increase resulted from the purchase cost of the land, which totaled $3.0 million, and construction in progress related to the office complex, which totaled $4.2 million as of December 31, 2016.

Shareholders’ equity decreased to $76.2 million, or $12.62 per common share, as of December 31, 2016, compared to $77.0 million, or $12.76 per common share, as of December 31, 2015. The decrease was attributable to a shift in accumulated other comprehensive income, net of tax, to a loss position of $1.3 million as of December 31, 2016, compared to a gain position of $0.5 million as of December 31, 2015. The shift resulted from the impact that the changing interest rate environment had on the fair value of available-for-sale securities primarily during the fourth quarter of 2016. Based on management’s evaluation as of December 31, 2016, no impairment of investment securities was considered to be other-than-temporary. The Company has the intent and ability to retain its investments for a period of time that management believes is sufficient to allow for recovery in fair value. In addition to other comprehensive income, shareholders’ equity was also impacted during 2016 by continued growth in retained earnings from net income retained, less dividends declared, growth in surplus and reductions in treasury stock.

Strategic Initiatives

Management focused on various strategic initiatives during 2016, including those summarized below.

●

Loan Growth – Due to the improvement of asset quality at both the Bank and ALC in recent years, management was able to devote more focus to asset generation in 2016, which led to the significant loan growth, particularly at the Bank. The Bank’s loan volume growth was attributable in large part to volume growth in the Birmingham, Alabama market, where the Bank opened a loan production office in April 2016, as well as the Tuscaloosa, Alabama market, where the Bank opened a new branch in 2015. Continued growth in the loan portfolio within established credit standards remains management’s most significant strategic imperative. The Company’s balance sheet is poised for additional growth. Loans as a percentage of deposits totaled 64.9% as of December 31, 2016, compared to 53.3% as of December 31, 2015. The investment securities portfolio provides significant levels of liquidity to fund loan growth in the near term, as management has structured the portfolio to provide cash flows through interest earned and the maturity or payoff of securities in the portfolio on a monthly basis. In addition, significant external sources of liquidity are available to the Company, including access to federal funds lines, Federal Home Loan Bank advances and brokered deposits.

●

Deposit Growth – Management views continued growth in core deposits as an important strategic imperative to fund loan growth over the longer term. To facilitate growth in deposits, during 2016 management executed on plans to realign the Bank’s retail demand deposit account structure under a suite of products known as “First Link Checking.” Additionally, the Bank continued to expand offerings of its cash management product for commercial banking clients, which was first introduced in 2015.

●

Geographic Expansion – During 2016, the Bank continued efforts to expand into contiguous metropolitan markets, primarily the Birmingham and Tuscaloosa, Alabama service territories. The Bank began to realize benefits in both commercial loan production and deposit growth in 2016 from the opening of a new branch in downtown Tuscaloosa, Alabama during the latter part of 2015. The Bank’s construction of an office complex along Highway 280 in Birmingham, Alabama is expected to further advance the Bank’s ability to gather deposits and make commercial loans of sufficient credit quality.

●

Holding Company Rebranding – During the fourth quarter of 2016, the Company’s name was changed to First US Bancshares, Inc. to more closely align with the name of the Bank. Consistent with this alignment, the Company’s stock began trading under a new ticker symbol, “FUSB,” on the Nasdaq Capital Market.

●

Technological Advancement and Cybersecurity Defense - The Company continued strategic efforts in 2016 to upgrade its technological platforms to improve customer service offerings, mitigate risks associated with information technology and to improve efficiency.  From a customer service standpoint, these efforts included further penetration of mobile banking and remote deposit options, same-day funds transfer availability, improved on-line banking options, enhanced fraud monitoring and the introduction of EMV “chip cards” for all debit card accounts.  The Company further strengthened its cybersecurity defenses through the utilization of services and technology obtained through the Bank’s core processing vendor that provide superior protection of customer data and enhanced disaster recovery planning.  Furthermore, during 2016, the Company began efforts to upgrade its computer and telephone network systems.  These efforts are expected to further enhance risk mitigation and efficiency at both the Bank and ALC.

●

Operating Efficiencies – In 2016, the Bank began to realize operating efficiencies resulting from the consolidation of all operational departments in its existing main office building in Thomasville, Alabama, following renovations that were substantially completed during the fourth quarter of 2015. These renovations enabled Bank management to house loan operations, deposit operations, accounting, internal audit, compliance, and human resources within one central location in Thomasville. Also, during 2016, ALC continued to benefit from the move of its central office to Mobile, Alabama, which took place during 2015.

●

Credit Quality – While the Bank and ALC both experienced loan growth in 2016, management at both entities remains vigilant with respect to the credit quality of the loan portfolio. At the Bank, this includes continued adherence to credit policies and procedures previously established, and at ALC, this includes continued focus on indirect retail lending opportunities, which generally provide loans of higher credit quality than traditional consumer lending.

●

Mortgage Division – During the fourth quarter of 2016, management began efforts to build a mortgage division of the Bank. The primary focus of the mortgage division will be to generate additional non-interest income through the origination and sale of mortgages in the secondary market. Management believes that the ability to serve our customer base in the future through a full array of secondary market mortgage services will assist the Bank in providing a deeper level of product offerings in its existing service territories. Additionally, this unit will provide an opportunity to originate loans for the Bank's portfolio that reflect our credit criteria and fit stratigically into our earning asset mix. As of December 31, 2016, no mortgages had yet been originated or sold under this program.

●

Market/Interest Rate Risk Management – Management continues to manage interest rate risk and evaluate lending, funding, pricing and hedging strategies through financial simulation models and tools utilized by the Company’s Asset/Liability Committee. As part of this evaluation, management considers the current and prospective mix of fixed and variable rate lending arrangements at the Bank and ALC. Approximately 53% of the Bank’s new loan growth during 2016 was in fixed rate lending arrangements, while approximately 47% was at variable rates. As of December 31, 2016, fixed rate loans at the Bank totaled $149.6 million, while variable rate loans totaled $90.1 million. All loans at ALC as of December 31, 2016 were considered fixed rate loans; however, average terms of loans at ALC are relatively short, with average terms of new loans at 24 to 36 months.

RESULTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
	(Dollars in Thousands)
Interest income	$30,155	$29,897
Interest expense	2,271	2,289
Net interest income	27,884	27,608
Provision for loan losses	3,197	216
Net interest income after provision for loan losses	24,687	27,392
Non-interest income	5,201	4,531
Non-interest expense	28,495	28,377
Income before income taxes	1,393	3,546
Provision for income taxes	169	951
Net income	$1,224	$2,595

Net Interest Income

Net interest income is calculated as the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets are comprised of loans at both the Bank and ALC, as well as taxable and nontaxable investments and federal funds sold by the Bank. Interest-bearing liabilities are comprised of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings and long-term debt. Net interest income for the Company increased $0.3 million, or 1.0%, in 2016 compared to 2015.

The following table shows the average balances of each principal category of assets, liabilities and shareholders’ equity for the years ended December 31, 2016 and 2015. Additionally, the table provides an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2016			2015
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands, Except Percentages)
Assets
Interest-earning assets:
Loans – Bank (Note A)	$206,858	$8,866	4.29%	$169,335	$8,865	5.24%
Loans – ALC (Note A)	86,137	17,071	19.82%	78,906	16,312	20.67%
Taxable investments	230,228	3,717	1.61%	250,826	4,131	1.65%
Non-taxable investments	13,449	483	3.59%	16,126	589	3.65%
Federal funds sold	3,210	18	0.56%	—	—	0.00%
Total interest-earning assets	539,882	30,155	5.59%	515,193	29,897	5.80%
Non-interest-earning assets:
Other assets	49,666			47,525
Total	$589,548			$562,718

Liabilities and shareholders' equity
Interest-bearing liabilities:
Demand deposits	$150,472	$547	0.36%	$146,253	$594	0.41%
Savings deposits	77,435	145	0.19%	73,665	136	0.18%
Time deposits	181,415	1,402	0.77%	184,150	1,532	0.83%
Borrowings	17,519	177	1.01%	5,160	27	0.52%
Total interest-bearing liabilities	426,841	2,271	0.53%	409,228	2,289	0.56%
Non-interest-bearing liabilities:
Demand deposits	76,781			69,378
Other liabilities	7,645			7,937
Shareholders’ equity	78,281			76,175
Total	$589,548			$562,718
Net interest income (Note B)		$27,884			$27,608
Net yield on interest-earning assets			5.16%			5.36%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $1.1 million and $2.3 million for 2016 and 2015, respectively. At ALC, these loans averaged $1.7 million for both 2016 and 2015.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.3 million and $0.4 million for 2016 and 2015, respectively. At ALC, loan fees totaled $2.8 million and $3.5 million for 2016 and 2015, respectively.

The following table summarizes the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	2016 Compared to 2015 Increase (Decrease) Due to Change In:			2015 Compared to 2014 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Loans – Bank	$1,964	$(1,963)	$1	$(2,103)	$30	$(2,073)
Loans – ALC	1,495	(736)	759	1,779	(1,458)	321
Taxable investments	(339)	(75)	(414)	469	(161)	308
Non-taxable investments	(98)	(8)	(106)	(15)	(5)	(20)
Federal funds	—	18	18	—	—	—
Total interest-earning assets	3,022	(2,764)	258	130	(1,594)	(1,464)
Interest expense on:
Demand deposits	17	(64)	(47)	12	(13)	(1)
Savings deposits	7	2	9	4	(6)	(2)
Time deposits	(23)	(108)	(131)	(153)	(104)	(257)
Other borrowings	65	86	151	(4)	—	(4)
Total interest-bearing liabilities	66	(84)	(18)	(141)	(123)	(264)
Increase (decrease) in net interest income	$2,956	$(2,680)	$276	$271	$(1,471)	$(1,200)

Interest income for the Company increased by $0.3 million comparing 2016 to 2015. The increase resulted from increases in average loan balances at both the Bank and ALC. The Bank’s average loan balance increased $37.5 million comparing 2016 to 2015, while ALC’s average loan balance increased $7.2 million. These volume increases were partially offset by decreases in the average balances of taxable and non-taxable investments and Federal funds sold. The shift in the mix of earning assets is consistent with management’s ongoing strategy to utilize cash flows from the maturity and pay-down of investment securities to fund loan growth as opportunities permit. The investment portfolio has been structured to provide monthly cash flows through the maturity and pay-down of securities in a manner that management believes can continue to fund a substantial portion of loan growth over time.

At both the Bank and ALC, the increases in interest income that resulted from loan growth in 2016 were partially offset by reductions in yield.  The yield reductions resulted from management’s strategic efforts to focus on problem asset resolution and the improvement of the credit quality of the loan portfolio through the tightening of credit standards at both entities. These activities have been ongoing for the past several years and have resulted in significant improvement in the credit quality of the loan portfolio, with a corresponding decrease in yield commensurate with reduced risk. In addition, yields on loans and investment securities were influenced by the general interest rate environment, which remained at relatively low levels throughout 2016.

Comparing 2016 to 2015, interest expense declined modestly due primarily to decreases in rates on certain time and demand deposits. These decreases were partially offset by increases in interest expense associated with the average volume of deposits and borrowings.

We expect that continued growth in net loan volumes at both the Bank and ALC with loans of sufficient credit quality will enhance net interest income, particularly as resources are shifted from lower-earning investment securities to higher-earning loan balances. However, the competitive environment is significant relative to the generation of loans of high credit quality. At both the Bank and ALC, management is continuing to focus efforts on new loan origination within the parameters of established credit policy, while also maintaining vigilance in the deployment of strategies to effectively manage risks associated with interest rate fluctuations. Net interest income could experience downward pressure as a result of increased competition for quality loan opportunities, lower reinvestment yields, and fewer opportunities to reduce future funding costs.

Provision (Reduction in Reserve) for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The Company’s provision for loan losses was $3.2 million for the year ended December 31, 2016, compared to $0.2 million for the year ended December 31, 2015.

The following table presents the provision (reduction in reserve) for loan losses for the Bank and ALC for the years ended December 31, 2016 and 2015.

	Year Ended
	December 31,	December 31,
	2016	2015
	(Dollars in Thousands)
Bank	$886	$(1,559)
ALC	2,311	1,775
Net provision for loan losses	$3,197	$216

The increased provision for loan losses at the Bank in 2016 compared to 2015 resulted from significant loan growth experienced during the year. Total loans at the Bank increased $64.7 million during 2016, compared to a decrease of $16.0 million in 2015. In 2015, the Bank experienced a reduction in its allowance for loan losses, primarily due to declining loss rates. The Bank’s loan loss experience continued to improve in 2016 compared to the previous year as the Bank experienced net recoveries of $0.2 million during 2016, compared to net charge-offs of $0.6 million during 2015. Although loss experience improved, in general, during periods of significant loan growth, management expects that loan loss reserves will be maintained at a higher level to address inherent uncertainty resulting from portfolio growth. As a result of the loan loss provision recorded during 2016, the Bank’s allowance for loan losses as a percentage of loans increased to 1.01% as of December 31, 2016, compared to 0.76% as of December 31, 2015. At ALC, the provision for loan losses increased by $0.5 million, comparing 2016 to 2015. Net charge-offs at ALC totaled $2.3 million during 2016, compared to $2.0 million during 2015. As of December 31, 2016, ALC’s allowance for loan losses as a percentage of loans totaled 2.78%, compared to 2.91% as of December 31, 2015.

Based on management's evaluation of the portfolio, we believe that the allowance for loan losses at both the Bank and ALC is adequate to absorb losses inherent in the loan portfolio as of December 31, 2016. While we believe that the methodologies and calculations that have been used in the determination of the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which the Bank and ALC operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income. Expanded discussion of certain significant non-interest income items and fluctuations is provided below the table.

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$1,773	$1,844	$(71)	(3.9)%
Credit insurance commissions and fees	681	501	180	35.9%
Bank-owned life insurance	422	420	2	0.5%
Net gain on sale and prepayment of investment securities	659	462	197	42.6%
Other income	1,666	1,304	362	27.8%
Total non-interest income	$5,201	$4,531	$670	14.8%

Service Charges and Other Fees on Deposit Accounts

Service charges and other fees are generated on deposit accounts held at the Bank. The decrease in this category of non-interest income in 2016 resulted primarily from decreased fees generated from customer overdrafts and non-sufficient funds charges. In general, income from these sources has declined in recent years due to regulatory requirements and changes in customer behaviors. Periodically, management evaluates the fee structure on the Bank’s deposit accounts in order to ensure that fees charged are competitive in the current environment and compliant with regulatory guidance. In addition, management continues to evaluate opportunities for deposit growth through further penetration in existing service territories. Although we expect that income from these sources will grow over time as deposit levels grow, given the competitive landscape, we do not anticipate significant growth in income from these sources in the foreseeable future.

Credit Insurance Commissions and Fees

Credit insurance commissions and fees are generated from credit life and credit accident and health insurance policies offered at both the Bank and ALC to consumer loan customers through FUSB Reinsurance. The majority of these sales have historically been generated at ALC. The increase in non-interest income in this category during the year ended December 31, 2016 compared to the year ended December 31, 2015 resulted primarily from a focus by ALC management on product lines that facilitate the generation of these types of sales. Although revenues in this category increased in 2016 compared to 2015, such revenues are generally dependent on the mix of product lines offered at ALC and the specific needs of borrowers. Management continues to seek opportunities to grow revenues in this category when opportunities arise based on customer needs and in accordance with regulatory guidelines; however, we cannot predict with certainty the level of revenues that will be derived from this category in the future.

Bank-owned Life Insurance

The Bank utilizes bank-owned life insurance as a tool to offset the cost of certain retirement benefit programs. The income derived from bank-owned life insurance represents the increase in the cash surrender value of the policies (which is generally non-taxable) over the periods presented. The cash surrender value of the policies totaled $14.6 million and $14.3 million as of December 31, 2016 and December 31, 2015, respectively. The insurance policies are adjustable-rate assets with minimum guaranteed rates of interest between 2% and 4%. Accordingly, management does not expect significant fluctuation in the income derived from these assets.

Net Gain on Sale and Prepayment of Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income, and for use as collateral for public deposits and wholesale funding. Management reviews the securities in the investment portfolio periodically and, from time to time, may determine that it is appropriate to sell securities that are designated as securities available-for-sale. When this occurs, a gain or loss is recorded as the difference between the fair value of the security on the date of sale and the security's carrying value.  In addition, a gain may be recognized for prepayment penalties earned by the Company when a security is called by the debtor prior to its maturity date.  During the year ended December 31, 2016, securities with a carrying value of $30.4 million were sold, while securities with a carrying value of $19.0 million were called before maturity. As a result of these tranactions, the Company realized net gains on the sale of securities of $0.7 million and $0.5 million during the years ended December 31, 2016 and 2015, respectively. The determination of whether to sell investment securities is made by management based on specific facts and circumstances at a given point in time. Accordingly, no assessment can be made as to the level of gains or losses that could be incurred from sales of investment securities or prepayment penalties in the future.

Other Income

Other non-interest income includes fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards, wire transfers and real estate rental. In addition, other non-interest income is generated at ALC for ancillary services including ALC’s auto club membership program, which provides members with emergency roadside assistance, lock and key services and reimbursement for emergency travel expenses. The increase in other non-interest income in 2016 compared to 2015 resulted from increased sales of services, including auto club memberships and extended warranties at ALC, as well as collection of amounts previously disputed in litigation at the Bank. Given the nature of the types of revenues categorized as other income, there is uncertainty as to the level of revenue that will be derived from these sources in the future.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated. Expanded discussion of certain significant non-interest expense items and fluctuations is provided below the table.

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$16,663	$16,664	$(1)	0.0%
Net occupancy and equipment expense	3,150	3,116	34	1.1%
Computer services	1,383	967	416	43.0%
Insurance expense and assessments	1,032	1,041	(9)	(0.9)%
Fees for professional services	948	995	(14)	(4.7)%
Postage, stationary and supplies	725	753	(28)	(3.9)%
Telephone / data communication	691	671	20	3.0%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	356	532	(176)	(33.1)%
Carrying costs	363	495	(132)	(26.7)%
Total other real estate/foreclosure expense	719	1,027	(308)	(30.0)%
Other	3,184	3,143	41	1.3%
Total non-interest expense	$28,495	$28,377	$118	0.4%

Salaries and Employee Benefits

Salaries and employee benefits expense, the largest category of non-interest expense, totaled $10.8 million at the Bank and $5.9 million at ALC in both 2016 and 2015. The expense amounts for the Bank are inclusive of salaries and benefits paid to certain members of management and employees for work performed on behalf of Bancshares, as well as current and deferred fees paid to members of the Bank’s and Bancshares’ Boards of Directors. Management remains committed to providing salaries and benefits packages to employees at competitive levels in order to ensure that we continue to attract talent and to provide quality service to our customers. Accordingly, we expect salaries and employee benefits expense to generally increase commensurate with the employment market over time.

Net Occupancy and Equipment Expense

This category of non-interest expense includes expenses associated with depreciation of buildings, equipment and furniture and fixtures, rent of office space, utilities expense and maintenance and repair costs. The majority of the Bank’s office space is owned, while the majority of ALC’s office space is leased. The increase in this category of expense in 2016 compared to 2015 resulted primarily from increases in depreciation and rent expenses. Occupancy and equipment expense is expected to increase over time as the Company depreciates expenditures associated with capital improvements. During the year ended December 31, 2016, the Company recorded $7.9 million in additions to premises and equipment. The majority of these expenditures were associated with the purchase of land and construction in process related to an office complex being built by the Bank in the Birmingham, Alabama metropolitan area. The office complex, for which construction is expected to be completed in 2017, will house a retail branch of the Bank, as well as the Bank's commercial lending team in Birmingham and certain other officers of the  Bank. Approximately 25% of the square footage of the office complex will be utilized by the Bank, with the remainder to be leased to commercial tenants.  Based on management's current estimates, it is expected that placement of the office complex into service will result in approximately $0.5 million in additional depreciation expense annually. Upon full lease-up of the office complex, management expects that the majority of depreciation expense, as well as additional operating costs associated with the complex, will be recovered through lease revenue; however, no assurance can be given regarding the office complex being fully leased by third-party tenants or the timing of such third-party leases.

Computer services

Computer services expenses were primarily associated with core processing at the Bank and ALC. Due to the differing nature of their businesses, the Bank and ALC utilize different core processors. The increase in expense in this category comparing 2016 to 2015 was associated with additional information technology services provided by the Bank’s core processor that significantly enhanced the Bank’s technology platform, including increased protections against data security risk and enhanced disaster recovery planning. Given the rapid pace of technological change, increases in this category of expense are generally expected to occur at a more rapid pace than other expense categories.

Insurance Expense and Assessments

This category of non-interest expense includes the cost of corporate insurance maintained by the Company, as well as FDIC insurance and state banking assessments.  The Bank pays assessments to the FDIC based on a prescribed regulatory calculation that factors in average total assets and the Company’s supervisory ratings, as determined by regulatory examinations.  FDIC assessments totaled $0.4 million in both 2016 and 2015.  Other insurance expenses and assessments totaled $0.6 million in both 2016 and 2015. In general, this category of expense is expected to increase over time based on growth in the Company’s balance sheet and expansion of the Company's activities.

Fees for professional services

Fees for professional services include fees associated with legal, accounting and auditing, compliance and other consulting services. The reduction in these expenses in 2016 compared to 2015 resulted from efforts by management at both the Bank and ALC to closely manage expenditures for these services. We expect to continue these management efforts, and accordingly, we do not anticipate significant increases in this category of expense. However, we do expect incremental inflationary increases over time.

Postage, stationary and supplies

The decrease in expense in this category comparing 2016 to 2015 resulted from continued efforts by management at the Bank and ALC to manage controllable expenses. We will continue efforts to control these expenses in a prudent manner; however, expense in this category is generally expected to increase over time due to inflationary growth, as well as expanded penetration by the Bank into metropolitan service territories.

Telephone/data communications

The increase in this expense category in 2016 compared to 2015 was primarily associated with management’s efforts to enhance network and telephone capabilities. During 2016, the Company began efforts to upgrade its computer and telephone network systems. These efforts are expected to create long-term benefits in improved efficiency and technical capabilities that will benefit both the Bank and ALC. In the short-term, however, modest increases in expenses are expected as the Company continues upgrades.

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

Both OREO write-downs and carrying costs decreased in 2016 compared to 2015 as a result of continued reduction in the level of OREO at both the Bank and ALC. OREO totaled $4.4 million and $0.5 million at the Bank and ALC, respectively, as of December 31, 2016, compared to $5.3 million and $0.7 million, respectively, as of December 31, 2015, a decrease of $1.1 million for the Company on a consolidated basis.

Although management continued to reduce OREO levels in 2016, there continues to be uncertainty with respect to economic conditions and real estate values in certain of the service areas in which both the Bank and ALC operate. In addition, as the level of OREO is reduced, it becomes more difficult to work out remaining OREO at the same pace as previously experienced. Accordingly, continued reduction of carrying costs cannot be expected with any level of certainty. Furthermore, if the national or local economy weakens, or if real estate values decline further in the Company's primary service areas, additional write-downs of existing OREO could be required. Additionally, the pace of migration of properties into OREO could increase, resulting in the potential for increased levels of both write-downs and carrying costs.

Other

This category is comprised of a variety of expenses, including advertising/marketing fees, security services, sales and other taxes, employee training, expenses associated with fixed asset write-downs, and other miscellaneous expenses. Included within these expenses in 2016 was approximately $0.1 million in expense associated with the impairment of retail branch assets closed by the Bank in 2016. During 2016, the Bank closed five branches as part of an effort to evaluate the profitability of branches and make adjustments that will positively impact the Company’s cost structure over time, while maintaining the Bank’s ability to effectively serve its customer base. These impairment expenses were partially offset by reductions in a variety of other expenses included in this category.

Provision for Income Taxes

The provision for income taxes was $0.2 million and $1.0 million for the years ended December 31, 2016 and 2015, respectively. The effective tax rate was 12.1% for 2016, compared to 26.8% for 2015. The Company’s effective tax rate is expected to fluctuate based on recurring items, such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance. The decrease in the effective tax rate in 2016 resulted primarily from increases in tax-exempt income as a percentage of pre-tax income. Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis after considering a number of factors, including investment return, credit quality and the consistency of such investments with the Company’s overall strategy. The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared to total pre-tax income. However, the low effective rate experienced in 2016 is not expected to be repeated in the foreseeable future.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.1 years and 2.9 years as of December 31, 2016 and December 31, 2015, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of December 31, 2016, available-for-sale securities totaled $181.9 million, or 87.5% of the total investment portfolio, compared to $198.8 million, or 86.0% of the total investment portfolio, as of December 31, 2015. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government-sponsored agencies, obligations of state and political subdivisions and corporate notes.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of December 31, 2016, held-to-maturity securities totaled $25.9 million, or 12.5% of the total investment portfolio, compared to $32.4 million, or 14.0% of the total investment portfolio, as of December 31, 2015. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Due to growth in loan demand, management redeployed certain investment assets to the loan portfolio. As a result, the investment securities portfolio (including both available-for-sale and held-to-maturity securities) decreased to $207.8 million as of December 31, 2016, compared to $231.2 million as of December 31, 2015. In addition, the Company realized gains on the sale of securities totaling $0.7 million as of December 31, 2016. All investment sales were transacted from the available-for-sale portfolio in response to market conditions that, in management’s view, were favorable for sale. No losses were realized from the sale of securities.

Management has structured the investment portfolio to provide cash flows on a monthly basis through interest earned and the maturity or payoff of securities in the portfolio. In the current environment, it is expected that cash flows from the investment portfolio will continue to serve as a significant source of liquidity available for the funding of future loan growth. In addition, purchase and sale transactions affecting the investment portfolio are directed by asset and liability management activities, with consideration given to the expected pace of loan growth. In general, it is expected that the investment portfolio will continue to decrease over time as loan volume increases. However, no assurance can be given as to the level or pace of loan growth that will ultimately materialize, and accordingly, there is uncertainty as to the ultimate level of increases or decreases in the investment portfolio. See Note 3, “Investment Securities,” in the Notes to the Consolidated Financial Statements for additional detail related to the investment portfolio.

Investment Securities Maturity Schedule

The following tables summarize the carrying values and weighted average yield of the available-for-sale and held-to-maturity securities portfolios as of December 31, 2016 according to contractual maturity. Available-for-sale securities are stated at fair value. Held-to-maturity securities are stated at amortized cost.

	Available-for-Sale
	Stated Maturity as of December 31, 2016
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Obligations of U.S. government-sponsored agencies	$—	0.00%	$—	0.00%	$1,993	1.52%	$—	0.00%
Obligations of states and political subdivisions	1,079	5.38	1,007	5.57	1,458	5.72	6,598	5.25
U.S. Treasury securities	80	1.00	—	0.00	—	0.00	—	0.00
Corporate notes	756	1.76	—	0.00	—	0.00	—	0.00
Mortgage-backed securities:
Residential	3	6.25	3,027	2.94	71,081	1.80	24,297	1.85
Commercial	11	3.30	671	1.10	8,272	1.31	61,577	1.56
Total	$1,929	3.77%	$4,705	3.24%	$82,804	1.81%	$92,472	1.90%
Total securities with stated maturity							$181,910	1.92%

	Held-to-Maturity
	Stated Maturity as of December 31, 2016
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities held-to-maturity:
Obligations of U.S. government-sponsored agencies	$—	0.00%	$1,388	1.96%	$1,996	1.60%	$5,745	1.80%
Obligations of states and political subdivisions	—	0.00	—	0.00	1,339	1.83	752	3.05
Mortgage-backed securities:
Commercial	—	0.00	598	1.10	—	0.00	14,086	1.57
Total	$—	0.00%	$1,986	1.37%	$3,335	1.70%	$20,583	1.69%
Total securities with stated maturity							$25,904	1.69%

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2016	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Maturing in three months or less	$943	0.45%
Maturing after three months to one year	986	0.48
Maturing after one year to three years	1,583	0.76
Maturing after three years to five years	5,108	2.46
Maturing after five years to fifteen years	156,965	75.53
Maturing in more than fifteen years	42,229	20.32
Total	$207,814	100.00%

Condensed Portfolio Repricing Schedule

Repricing Summary as of December 31, 2016	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Repricing in thirty days or less	$11,739	5.65%
Repricing in thirty-one days to one year	3,494	1.68
Repricing after one year to three years	2,326	1.12
Repricing after three years to five years	9,448	4.55
Repricing after five years to fifteen years	155,497	74.82
Repricing in more than fifteen years	25,310	12.18
Total	$207,814	100.00%

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio segment for both the Bank and ALC at the end of each of the most recent five quarters as of December 31, 2016.

	Bank
	2016				2015
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$23,772	$24,610	$24,306	$18,023	$11,827
Secured by 1-4 family residential properties	32,955	32,559	33,326	30,623	30,730
Secured by multi-family residential properties	16,627	16,801	5,972	11,580	11,845
Secured by non-farm, non-residential properties	102,112	97,859	105,541	82,754	83,883
Other	234	185	190	168	115
Commercial and industrial loans	57,963	54,459	38,160	34,568	29,377
Consumer loans	6,206	6,335	6,730	7,021	7,436
Total loans	$239,869	$232,808	$214,225	$184,737	$175,213
Less unearned interest, fees and deferred cost	218	191	192	174	149
Allowance for loan losses	2,409	1,216	1,138	1,068	1,329
Net loans	$237,242	$231,401	$212,895	$183,495	$173,735

	ALC
	2016				2015
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	13,724	14,462	15,430	16,265	17,233
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	36,413	35,533	35,879	34,827	38,138
Indirect sales	44,775	45,382	45,007	39,842	37,993
Total loans	$94,912	$95,377	$96,316	$90,934	$93,364
Less unearned interest, fees and deferred cost	6,935	7,205	7,857	8,147	9,215
Allowance for loan losses	2,447	2,452	2,453	2,307	2,452
Net loans	$85,530	$85,720	$86,006	$80,480	$81,697

The tables below summarize changes in the allowance for loan losses and certain asset quality ratios at the end of each of the most recent five quarters as of December 31, 2016 at both the Bank and ALC.

	Bank
	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
	(Dollars in Thousands)
Balance at beginning of period	$1,216	$1,138	$1,068	$1,329	$1,941
Charge-offs:
Real estate loans:
Construction, land development and other loan loans	—	—	—	—	—
Secured by 1-4 family residential properties	(56)	(3)	(7)	—	—
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	(1)	(41)	—	—	(490)
Consumer loans	(13)	(3)	(6)	(21)	(1)
Other loans	—	—	—	—	—
Total charge-offs	(70)	(47)	(13)	(21)	(491)
Recoveries	28	25	253	40	68
Net recoveries (charge-offs)	(42)	(22)	240	19	(423)
Provision (reduction in reserve) for loan losses	1,235	100	(170)	(280)	(189)
Ending balance	$2,409	$1,216	$1,138	$1,068	$1,329
as a % of loans	1.01%	0.52%	0.53%	0.58%	0.76%

	ALC
	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,452	$2,453	$2,307	$2,452	$2,404
Charge-offs:
Real estate loans:
Construction, land development and other loan loans	—	—	—	—	—
Secured by 1-4 family residential properties	(7)	(28)	(16)	(5)	(14)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	(398)	(596)	(595)	(629)	(599)
Indirect sales	(354)	(111)	(151)	(136)	(107)
Other loans	—	—	—	—	—
Total charge-offs	(759)	(735)	(762)	(770)	(720)
Recoveries	176	154	202	178	164
Net recoveries (charge-offs)	(583)	(581)	(560)	(592)	(556)
Provision (reduction in reserve) for loan losses	578	580	706	447	604
Ending balance	$2,447	$2,452	$2,453	$2,307	$2,452
as a % of loans	2.78%	2.78%	2.77%	2.79%	2.91%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of December 31, 2016 were as follows:

	Consolidated
	2016				2015
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Non-accrual loans	$2,417	$2,266	$2,619	$3,277	$3,102
Other real estate owned	4,858	5,391	5,405	5,356	6,038
Total	$7,275	$7,657	$8,024	$8,633	$9,140
Nonperforming assets as a percentage of loans and other real estate	2.19%	2.37%	2.61%	3.17%	3.45%
Nonperforming assets as a percentage of total assets	1.20%	1.28%	1.33%	1.50%	1.59%

	Bank
	2016				2015
	December 31,	September 30,	June 30,	March 31,	December 31,
Non-accrual loans	$603	$766	$1,086	$1,463	$1,445
Other real estate owned	4,353	4,887	4,944	4,702	5,327
Total	$4,956	$5,653	$6,030	$6,165	$6,772
Nonperforming assets as a percentage of loans and other real estate	2.03%	2.38%	2.75%	3.26%	3.75%
Nonperforming assets as a percentage of total assets	0.81%	0.94%	1.00%	1.07%	1.17%

	ALC
	2016				2015
	December 31,	September 30,	June 30,	March 31,	December 31,
Non-accrual loans	$1,814	$1,500	$1,533	$1,814	$1,657
Other real estate owned	505	504	461	654	711
Total	$2,319	$2,004	$1,994	$2,468	$2,368
Nonperforming assets as a percentage of loans and other real estate	2.62%	2.26%	2.24%	2.96%	2.79%
Nonperforming assets as a percentage of total assets	2.59%	2.24%	2.22%	2.93%	2.76%

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of the terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to accrual or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. The Company had $0.1 million and $0.5 million of non-accruing loans that were restructured and remained on non-accrual status as of December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company had $0.3 million in restructured loans that were restored to accrual status based on a sustained period of repayment performance. During the year ended December 31, 2015, the Company had no restructured loans that were restored to accrual status based on a sustained perod of repayment performance.

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2016	2015
	(Dollars in Thousands)
Total loans accounted for on a non-accrual basis	$2,417	$3,102
Interest income that would have been recorded under original terms	35	74
Interest income reported and recorded during the year	4	277

Allocation of Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for loan losses as of the end of the two years indicated.

	2016		2015
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans In Each Category To Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$535	7.1%	$110	5.0%
Secured by 1-4 family residential properties	411	13.9	388	20.5
Secured by multi-family residential properties	88	5.0	29	5.0
Secured by non-farm, non-residential properties	905	30.5	352	35.8
Other	—	0.1	—	0.1
Commercial and industrial loans	527	17.3	659	12.5
Consumer loans:
Consumer	1,767	12.7	1,625	19.5
Indirect sales	623	13.4	618	1.6
Total	$4,856	100.0%	$3,781	100.0%

Summary of Loan Loss Experience

The following table summarizes the Company’s loan loss experience for each of the two years indicated.

	2016	2015
	(Dollars in Thousands)
Balance of allowance for loan loss at beginning of period	$3,781	$6,168
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	(53)
Secured by 1-4 family residential properties	(122)	(240)
Secured by multi-family residential properties	—	(690)
Secured by non-farm, non-residential properties	(40)	(39)
Commercial and industrial loans	(2)	(17)
Consumer loans:
Consumer	(2,260)	(2,039)
Indirect sales	(753)	(513)
	(3,177)	(3,591)
Recoveries:
Real estate loans:
Construction, land development and other land loans	200	—
Secured by 1-4 family residential properties	62	62
Secured by multi-family residential properties	—	11
Secured by non-farm, non-residential properties	—	45
Commercial and industrial loans	73	61
Consumer loans:
Consumer	501	737
Indirect sales	220	72
	1,056	988
Net charge-offs	(2,121)	(2,603)
Provision (reduction in reserve) for loan losses	3,196	216
Balance of allowance for loan loss at end of period	$4,856	$3,781
Ratio of net charge-offs during period to average loans outstanding	0.72%	1.07%

Deposits

Total deposits increased by 3.8% to $497.6 million as of December 31, 2016, from $479.3 million as of December 31, 2015. Core deposits, which exclude time deposits of $250 thousand or more, provide for a relatively stable funding source that supports earning assets. Core deposits totaled $461.8 million, or 92.8% of total deposits, as of December 31, 2016, compared to $454.2 million, or 94.8% of total deposits, as of December 31, 2015.

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

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table.

	2016		2015
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$76,781	—	$69,378	—
Interest-bearing demand deposit accounts	150,473	0.36%	146,253	0.41%
Savings deposits	77,435	0.19	73,665	0.18
Time deposits	181,414	0.77	184,150	0.83
Total	$486,103	0.51%	$473,446	0.56%

Maturities of time certificates of deposit of $250 thousand or more outstanding as of December 31, 2016 and 2015 are summarized as follows:

Maturities	December 31,
	2016	2015
	(Dollars in Thousands)
Three months or less	$6,439	$1,801
Over three through six months	6,929	2,757
Over six through twelve months	16,627	15,447
Over twelve months	5,762	5,033
Total	$35,757	$25,038

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. As of December 31, 2016, these borrowings represented 4.10% of average interest-bearing liabilities, compared with 1.26% as of December 31, 2015.

	Short- Term Borrowings Maturity Less Than One Year	Long- Term Borrowings Maturity One Year or Greater
	(Dollars in Thousands)
Other interest-bearing liabilities outstanding at year-end:
2016	$10,119	$15,000
2015	7,354	5,000
Weighted average interest rate at year-end:
2016	0.70%	0.81%
2015	0.41%	0.62%
Maximum amount outstanding at any month’s end:
2016	$10,607	$15,000
2015	7,354	5,000
Average amount outstanding during the year:
2016	$5,115	$12,404
2015	982	4,178
Weighted average interest rate during the year:
2016	0.70%	1.17%
2015	0.41%	0.59%

Shareholders’ Equity

The Company has historically placed great emphasis on maintaining its strong capital base. As of December 31, 2016, shareholders’ equity totaled $76.2 million, or 12.6% of total assets, compared to $77.0 million, or 13.4% of total assets, as of December 31, 2015. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The decrease in shareholders’ equity during 2016 was attributable to a shift in accumulated other comprehensive income, net of tax, to a loss position of $1.3 million as of December 31, 2016, compared to a gain position of $0.5 million as of December 31, 2015. The shift resulted from the impact that the changing interest rate environment had on the fair value of available-for-sale securities primarily during the fourth quarter of 2016. Based on management’s evaluation as of December 31, 2016, no impairment of investment securities was considered to be other-than-temporary. The Company has the intent and ability to retain its investments for a period of time that management believes is sufficient to allow for recovery in fair value. In addition to other comprehensive income, shareholders’ equity was also impacted during 2016 by continued growth in retained earnings from net income retained, less dividends declared, growth in surplus and reductions in treasury stock.

As of both December 31, 2016 and December 31, 2015, the Company retained approximately $20.8 million in treasury stock. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2017. There are 242,303 shares available for repurchase under this program, at management’s discretion. No shares were purchased under this program for the years ended 2016 or 2015.

As of December 31, 2016 and December 31, 2015, a total of 114,547 and 103,571 shares of stock, respectively, were deferred in connection with the Company’s Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of common stock. All deferred fees, whether in the form of cash or shares of stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

Liquidity and Capital Resources

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $127.3 million as of December 31, 2016 and $97.8 million as of December 31, 2015. Investment securities forecasted to mature or reprice in one year or less were estimated to be $15.2 million of the investment portfolio as of December 31, 2016.

Although the majority of the securities portfolio has legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of December 31, 2016, the investment securities portfolio had an estimated average life of 3.1 years, and approximately 80.9% of the portfolio (including both available-for-sale and held-to-maturity investments) was expected to be repaid within five years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of December 31, 2016 and 2015, the Company had $25.0 million and $12.0 million, respectively, in outstanding borrowings under FHLB advances.  The Company had up to $155.0 million and $152.5 million in remaining unused credit from the FHLB (subject to available collateral) as of December 31, 2016 and 2015, respectively.  In addition, the Company had $18.8 million in unused established federal funds lines as of both December 31, 2016 and 2015.

Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources or operation of the Company. However, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. See Note 20, “Guarantees, Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for further discussion.

Regulatory Capital

As of January 1, 2015, the Bank was subject to revised capital requirements as described in the section captioned “Capital Adequacy Guidelines” included in Part I, Item I of this report.  Under the revised requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal banking regulatory agencies.   These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Bancshares and the Bank, and could impact Bancshares’ ability to pay dividends.  As of December 31, 2016, the Bank exceeded all applicable minimum capital standards.  In addition, the Bank met applicable regulatory guidelines to be considered well-capitalized as of December 31, 2016.  No significant conditions or events have occurred since December 31, 2016 that management believes would affect the Bank’s classification as “well capitalized.”

It is expected that as the Company experiences growth in loan volume, the risk-based capital ratios will decline as earning assets are shifted to loans from the Bank’s securities investment portfolio, which generally carries a lower risk profile than loans for purposes of risk-based calculations. Refer to the section captioned “Regulatory Capital” included in Note 15, “Shareholders’ Equity,” in the Notes to the Consolidated Financial Statements for an illustration of the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2016 and December 31, 2015.

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

As part of interest rate risk management, the Company may use derivative instruments in accordance with policies established by the Board of Directors.  The Asset/Liability Committee, in its oversight role, approves the use of derivatives, which include interest rate swaps, caps and floors. As of December 31, 2016 and 2015, the Company had entered into interest caps and swaps to mitigate risks associated with rising interest rates. See Note 16, “ Derivative Financial Instruments,” in the Notes to the Consolidated Financial Statements for additional information related to these derivative instruments.

Contractual Obligations

The Company has contractual obligations to make future payments on debt and lease agreements. Long-term debt is reflected on the consolidated balance sheets, whereas operating lease obligations for office space and equipment are not recorded in the consolidated balance sheets. The Company has not entered into any unconditional purchase obligations or other long-term obligations, other than as included below. These types of obligations are more fully discussed in Note 10, “Long-Term Debt,” and Note 19, “Operating Leases,” in the Notes to Consolidated Financial Statements.

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the consolidated balance sheets. These commitments are more fully discussed in Note 20, “Guarantees, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

The following table summarizes the Company’s contractual obligations as of December 31, 2016.

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollars in Thousands)
Time deposits	$185,031	$124,412	$36,509	$24,110	$—
Long-term debt	15,000	15,000	—	—	—
Commitments to extend credit	41,267	36,079	—	—	5,188
Operating leases	1,926	476	722	409	319
Standby letters of credit	183	183	—	—	—
Construction commitment with general contractor*	7,090	7,090	—	—	—
Total	$250,497	$183,240	$37,231	$24,519	$5,507

*During the third quarter of 2016, the Bank entered into an agreement with a general contractor to manage construction of an office complex on a parcel of land located in the Birmingham, Alabama area that was purchased by the Bank during the first quarter of 2016. The office complex, which will be approximately 40,000 square feet in size, will house a retail branch of the Bank, as well as the Bank’s commercial lending team in the Birmingham area and certain other officers of the Bank. Approximately 25% of the square footage of the office complex will be utilized by the Bank, with the remainder to be leased to commercial tenants. Construction began on the office complex during the third quarter of 2016 and is expected to be completed during 2017. As of December 31, 2016, approximately $4.2 million in cost had been incurred by the Bank associated with the construction project. Remaining contractual commitments with the general contractor total $7.1 million. In addition to current commitments to the general contractor, the Bank estimates additional expenditures of approximately $2.2 million will be incurred for office finishes, tenant improvements, furniture and fixtures, architectural fees and certain other development costs. Additional expenses could be incurred under the agreement based on changes to building specifications at the discretion of the Bank and the occurrence of certain events specified in the contract. As costs associated with the construction are incurred, they are recorded in premises and equipment as construction in process. Upon completion of construction and placement of the office complex into service, depreciation expense associated with the office complex is currently estimated to be approximately $0.5 million annually.

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than “Operating Leases,” included in Note 19, and “Guarantees, Commitments and Contingencies,” included in Note 20 in the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market/Interest Rate Risk Management

The primary purpose of managing interest rate risk is to invest capital effectively and preserve the value created by our core banking business.  This is accomplished through the development and implementation of lending, funding, pricing and hedging strategies designed to maximize net interest income performance under varying interest rate environments, subject to liquidity and interest rate risk guidelines. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of such interest rate movements on short- and long-term net interest margin and net interest income.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and interest income. The tables below depict how, as of December 31, 2016, pre-tax net interest margins and pre-tax net income are forecasted to change over time frames of six months, one year, two years and five years under the three listed interest rate scenarios. The interest rate scenarios are immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	7	6	7	16
+2%	4	—	2	22
-1%	(15)	(16)	(21)	(33)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$213	$341	$812	$5,041
+2%	124	29	289	6,682
-1%	(449)	(1,010)	(2,581)	(10,151)

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

The table below is a summary of estimated market value changes in the Company’s assets, liabilities and equity as of December 31, 2016 for the three listed scenarios.

	+1%	+2%	-1%
	(Dollars in Thousands)
Change in market value of assets	$(11,933)	$(24,090)	$10,261
Change in market value of liabilities	(10,632)	(17,372)	12,856
Change in off balance sheet items	449	876	(471)
Net change in market value of equity	(852)	(5,842)	(3,066)
Beginning market value of equity	98,745	98,745	98,745
Resulting market value of equity	97,893	92,903	95,680

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First US Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First US Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC

Enterprise, Alabama

March 15, 2017

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$7,018	$7,088
Interest-bearing deposits in banks	16,512	36,984
Total cash and cash equivalents	23,530	44,072
Investment securities available-for-sale, at fair value	181,910	198,843
Investment securities held-to-maturity, at amortized cost	25,904	32,359
Federal Home Loan Bank stock, at cost	1,581	1,025
Loans, net of allowance for loan losses of $4,856 and $3,781, respectively	322,772	255,432
Premises and equipment, net of accumulated depreciation of $19,490 and $19,333, respectively	18,340	12,084
Cash surrender value of bank-owned life insurance	14,603	14,292
Accrued interest receivable	1,987	1,833
Other real estate owned	4,858	6,038
Other assets	11,407	9,804
Total assets	$606,892	$575,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$75,995	$69,908
Interest-bearing	421,561	409,350
Total deposits	497,556	479,258
Accrued interest expense	241	180
Other liabilities	7,735	6,960
Short-term borrowings	10,119	7,354
Long-term debt	15,000	5,000
Total liabilities	530,651	498,752
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,329,060 shares issued; 6,043,102 and 6,038,554 shares outstanding, respectively	73	73
Surplus	10,786	10,558
Accumulated other comprehensive income (loss), net of tax	(1,277)	536
Retained earnings	87,434	86,693
Less treasury stock: 1,285,958 and 1,290,506 shares at cost, respectively	(20,764)	(20,817)
Noncontrolling interest	(11)	(13)
Total shareholders’ equity	76,241	77,030
Total liabilities and shareholders’ equity	$606,892	$575,782

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	December 31, 2016	December 31, 2015
Interest income:
Interest and fees on loans	$25,937	$25,177
Interest on investment securities:
Taxable	3,542	4,014
Tax-exempt	483	589
Other interest and dividends	193	117
Total interest income	30,155	29,897
Interest expense:
Interest on deposits	2,094	2,262
Interest on short-term borrowings	32	3
Interest on long-term debt	145	24
Total interest expense	2,271	2,289
Net interest income	27,884	27,608
Provision for loan losses	3,197	216
Net interest income after provision for loan losses	24,687	27,392
Non-interest income:
Service and other charges on deposit accounts	1,773	1,844
Credit insurance income	681	501
Net gain on sales and prepayments of investment securities	659	462
Other income, net	2,088	1,724
Total non-interest income	5,201	4,531
Non-interest expense:
Salaries and employee benefits	16,663	16,664
Net occupancy and equipment	3,150	3,116
Other real estate/foreclosure expense, net	719	1,027
Other expense	7,963	7,570
Total non-interest expense	28,495	28,377
Income before income taxes	1,393	3,546
Provision for income taxes	169	951
Net income	$1,224	$2,595
Basic net income per share	$0.20	$0.42
Diluted net income per share	$0.19	$0.41
Dividends per share	$0.08	$0.08

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Non- Controlling Interest	Total Shareholders’ Equity
	(Dollars in Thousands)
Balance, December 31, 2014	$73	$10,221	$1,829	$84,582	$(20,886)	$(13)	$75,876
Net income	—	—	—	2,595	—	—	2,595
Net change in unrealized gains and losses on securities available-for-sale, net of tax and reclassification adjustment	—	—	(1,293)	—	—	—	(1,293)
Dividends declared: $.08 per share	—	—	—	(484)	—	—	(484)
Impact of stock-based compensation plans, net	—	337	—	—	—	—	267
Treasury stock reissued (4,495 shares)	—	—	—	—	69	—	69
Balance, December 31, 2015	$73	$10,558	$536	$86,693	$(20,817)	$(13)	$77,030
Net income	—	—	—	1,224	—	—	1,224
Net change in fair value of securities available-for-sale, net of tax	—	—	(2,031)	—	—	—	(2,031)
Net change in fair value of derivative instruments, net of tax	—	—	218	—	—	—	218
Dividends declared: $.08 per share	—	—	—	(483)	—	—	(483)
Impact of stock-based compensation plans, net	—	228	—	—	—	—	228
Treasury stock reissued (4,548 shares)	—	—	—	—	53	—	53
Change in noncontrolling interest, net	—	—	—	—	—	2	2
Balance, December 31, 2016	$73	$10,786	$(1,277)	$87,434	$(20,764)	$(11)	$76,241

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Years Ended December 31,
	2016	2015
Net income	$1,224	$2,595
Other comprehensive income (loss):
Unrealized holding losses on securities available-for-sale arising during period, net of tax benefit of $946 and $650, respectively	(1,622)	(1,070)
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax of $239 and $134, respectively	(409)	(223)
Unrealized holding gains arising during the period on effective cash flow hedge derivitaves, net of tax expense of $127 and $—, respectively	218	—
Other comprehensive loss	(1,813)	(1,293)
Total comprehensive income (loss)	$(589)	$1,302

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,224	$2,595
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	966	871
Provision for loan losses	3,197	216
Deferred income tax provision	121	926
Net gain on sale and prepayment of investment securities	(659)	(462)
Stock-based compensation expense	281	416
Net amortization of securities	1,518	1,681
Net loss on premises and equipment, repossessed assets and other real estate	841	970
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(154)	402
Decrease in other assets	10	431
Increase (decrease) in accrued interest expense	61	(41)
Increase (decrease) in other liabilities	775	(605)
Net cash provided by operating activities	8,181	7,400
Cash flows from investing activities:
Purchases of investment securities, available-for-sale	(67,762)	(64,066)
Purchases of investment securities, held-to-maturity	(16,848)	(27,769)
Proceeds from sales of investment securities, available-for-sale	30,439	15,754
Proceeds from maturities and prepayments of investment securities, available-for-sale	50,338	51,326
Proceeds from maturities and prepayments of investment securities, held-to-maturity	23,146	24,342
Net increase in Federal Home Loan Bank stock	(556)	(288)
Proceeds from the sale of premises and equipment and other real estate	1,657	4,147
Net change in loan portfolio	(71,826)	691
Purchases of premises and equipment	(7,891)	(3,664)
Net cash (used in) provided by investing activities	(59,303)	473
Cash flows from financing activities:
Net increase (decrease) in customer deposits	18,298	(4,401)
Net increase (decrease) in short-term borrowings	2,765	(82)
Proceeds from long-term Federal Home Loan Bank advances	10,000	12,000
Repayment of long-term Federal Home Loan Bank advances	—	(5,000)
Dividends paid	(483)	(484)
Net cash provided by financing activities	30,580	2,033
Net (decrease) increase in cash and cash equivalents	(20,542)	9,906
Cash and cash equivalents, beginning of period	44,072	34,166
Cash and cash equivalents, end of period	$23,530	$44,072

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1.	DESCRIPTION OF BUSINESS

First US Bancshares, Inc. (“Bancshares”) and its wholly-owned subsidiary, First US Bank (the “Bank”), provide commercial banking services to customers through fifteen banking offices located in Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama. A loan production office was opened by the Bank in Jefferson County, Alabama, in April 2016.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Bancshares, the Bank and its wholly-owned subsidiaries (collectively, the “Company”) and one variable interest entity (“VIE”). All significant intercompany balances and transactions have been eliminated. The Company consolidates an entity if the Company has a controlling financial interest in the entity. VIEs are consolidated if the Company has the power to direct the significant economic activities of the VIE that impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant (i.e., the Company is the primary beneficiary). The assessment of whether or not the Company is the primary beneficiary of a VIE is performed on an ongoing basis. See Note 7, “Investment in Limited Partnership,” for further discussion of the consolidated VIE.

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

Material estimates that are particularly susceptible to significant changes in the near term relate to the accounting for the allowance for loan losses, the value of other real estate owned (“OREO”) and certain collateral-dependent loans, and deferred tax asset valuation. In connection with the determination of the allowance for loan losses and OREO, management generally obtains independent appraisals for significant properties, evaluates the overall portfolio characteristics and delinquencies and monitors economic conditions.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
	(Dollars in Thousands)
Cash paid during the period for:
Interest	$2,210	$2,330
Income taxes	105	63
Non-cash transactions:
Assets acquired in settlement of loans	1,289	3,177
Reissuance of treasury stock as compensation	53	69

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

Investment Securities

Securities may be held in one of three portfolios: trading account securities, securities held-to-maturity or securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no trading account securities as of December 31, 2016 or 2015. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. When the fair value of a security falls below carrying value, an evaluation must be made to determine if the unrealized loss is a temporary or other-than-temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down by a charge to operations to the extent that the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income or loss. The Company uses a systematic methodology to evaluate potential impairment of its investments that considers, among other things, the magnitude and duration of the decline in fair value, the financial health and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Taxes

The Company accounts for income taxes on the accrual basis through the use of the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts and the basis of existing assets and liabilities. Deferred tax assets are also recorded for any tax attributes, such as tax credit and net operating loss carryforwards. The net balance of deferred tax assets and liabilities is reported in other assets in the consolidated balance sheets. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company evaluates the realization of deferred tax assets based on all positive and negative evidence available at the balance sheet date. Realization of deferred tax assets is based on the Company’s judgments about relevant factors affecting realization, including taxable income within any applicable carryback periods, future projected taxable income, reversal of taxable temporary differences and other tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is recorded for any deferred tax assets that are not “more likely than not” to be realized.

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

Segment Reporting

Management has identified two reportable operating segments of Bancshares: the Bank and ALC. The reportable segments were determined based on the internal management reporting system and comprise Bancshares’ and the Bank’s significant subsidiaries. Segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions were eliminated in the determination of consolidated balances.

Reclassification

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the 2016 presentation.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period. The dilutive shares consist of nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to Bancshares’ 2013 Incentive Plan (the “2013 Incentive Plan”) previously approved by Bancshares’ shareholders. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Basic shares	6,149,192	6,137,704
Dilutive shares	272,550	175,550
Diluted shares	6,421,742	6,313,254

	Year Ended December 31,
	2016	2015
	(Dollars in Thousands, Except Per Share Data)
Net income	$1,224	$2,595
Basic net income per share	$0.20	$0.42
Diluted net income per share	$0.19	$0.41

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On February 22, 2017, the Company granted awards of nonqualified options to purchase a total of 64,600 shares of common stock and restricted stock awards with respect to 7,533 shares of common stock to certain management employees and members of the Board of Directors. The shares underlying these awards are dilutive; however, since they were granted subsequent to December 31, 2016, they are not included in dilutive shares in the table above.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

Accounting Standards Update (“ASU”) 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Institutions will be required to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2016-09, “Compensation-Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting.” Issued in March 2016, ASU 2016-09 seeks to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes; (6) the practical expedient for estimating the expected term; and (7) intrinsic value. The amendments of ASU 2016-09 are effective for interim and annual periods beginning after December 15, 2016. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASU 2016-02, “Leases (Topic 842).”  Issued in February 2016, ASU 2016-02 will require organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all leases with a term of more than 12 months.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease are not significantly changed under ASU 2016-02.  There will continue to be differentiation between finance leases and operating leases.  For finance leases, a lessee will be required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (ii) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of income; and (iii) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability within operating activities on the statement of cash flows.  For operating leases, a lessee will be required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and (iii) classify all cash payments within operating activities in the statement of cash flows. The accounting applied by the lessor in a lease transaction remains largely unchanged from previous U.S. GAAP.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, Revenue from Contracts with Customers, and will supersede revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition, and certain cost guidance in FASB ASC Topic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts.  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction-specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount to which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services is transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, ‘Revenue from Contracts with Customers.” ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements, as well as the most appropriate method of application; however, regardless of the method of application selected, the adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of December 31, 2016 and 2015 were as follows:

	Available-for-Sale
	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$99,922	$490	$(2,003)	$98,409
Commercial	71,761	56	(1,287)	70,530
Obligations of states and political subdivisions	9,759	390	(7)	10,142
Obligations of U.S. government-sponsored agencies	2,000	—	(7)	1,993
Corporate notes	756	—	—	756
U.S. Treasury securities	80	—	—	80
Total	$184,278	$936	$(3,304)	$181,910

	Held-to-Maturity
	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$14,684	$5	$(148)	$14,541
Obligations of U.S. government-sponsored agencies	9,129	13	(222)	8,920
Obligations of states and political subdivisions	2,091	2	(46)	2,047
Total	$25,904	$20	$(416)	$25,508

	Available-for-Sale
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$135,104	$998	$(608)	$135,494
Commercial	45,961	164	(616)	45,509
Obligations of states and political subdivisions	14,071	931	(4)	14,998
Obligations of U.S. government-sponsored agencies	1,999	—	(17)	1,982
Corporate notes	780	—	—	780
U.S. Treasury securities	80	—	—	80
Total	$197,995	$2,093	$(1,245)	$198,843

	Held-to-Maturity
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$16,321	$33	$(170)	$16,184
Obligations of U.S. government-sponsored agencies	13,766	19	(71)	13,714
Obligations of states and political subdivisions	2,272	18	(4)	2,286
Total	$32,359	$70	$(245)	$32,184

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of December 31, 2016 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$1,921	$1,929	$—	$—
Maturing after one to five years	4,654	4,705	1,986	1,995
Maturing after five to ten years	83,901	82,804	3,335	3,268
Maturing after ten years	93,802	92,472	20,583	20,245
Total	$184,278	$181,910	$25,904	$25,508

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2016 and 2015.

	Available-for-Sale
	December 31, 2016
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$85,741	$(1,976)	$1,904	$(27)
Commercial	54,475	(946)	10,721	(341)
Obligations of U.S. government-sponsored agencies	1,993	(7)	—	—
Obligations of states and political subdivisions	434	(7)	—	—
U.S. Treasury securities	80	—	—	—
Total	$142,723	$(2,936)	$12,625	$(368)

	Held-to-Maturity
	December 31, 2016
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$12,776	$(148)	$—	$—
Obligations of U.S. government-sponsored agencies	7,957	(222)	—	—
Obligations of states and political subdivisions	1,628	(46)	—	—
Total	$22,361	$(416)	$—	$—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

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

As of December 31, 2016, 13 debt securities had been in a loss position for more than 12 months, and 130 debt securities had been in a loss position for less than 12 months. As of December 31, 2015, 13 debt securities had been in a loss position for more than 12 months, and 102 debt securities had been in a loss position for less than 12 months. As of both December 31, 2016 and 2015, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of December 31, 2016 and 2015.

Investment securities available-for-sale with a carrying value of $87.7 million and $61.3 million as of December 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes.

Gains realized on sales of securities available-for-sale were approximately $0.6 million and $0.4 million in 2016 and 2015, respectively. There were no losses on sales of securities during 2016 and 2015.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

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

Indirect Sales – This portfolio segment includes loans secured by collateral that is purchased by consumers at retail stores with whom ALC has an established relationship to provide financing for the retail products sold if applicable underwriting standards are met.

As of December 31, 2016 and 2015, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	December 31, 2016
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$23,772	$—	$23,772
Secured by 1-4 family residential properties	32,955	13,724	46,679
Secured by multi-family residential properties	16,627	—	16,627
Secured by non-farm, non-residential properties	102,112	—	102,112
Other	234	—	234
Commercial and industrial loans	57,963	—	57,963
Consumer loans:
Consumer	6,206	36,413	42,619
Indirect sales	—	44,775	44,775
Total loans	239,869	94,912	334,781
Less: Unearned interest, fees and deferred cost	218	6,935	7,153
Allowance for loan losses	2,409	2,447	4,856
Net loans	$237,242	$85,530	$322,772

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2015
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$11,827	$—	$11,827
Secured by 1-4 family residential properties	30,730	17,233	47,963
Secured by multi-family residential properties	11,845	—	11,845
Secured by non-farm, non-residential properties	83,883	—	83,883
Other	115	—	115
Commercial and industrial loans	29,377	—	29,377
Consumer loans:
Consumer	7,436	38,198	45,634
Indirect sales	—	37,933	37,933
Total loans	175,213	93,364	268,577
Less: Unearned interest, fees and deferred cost	149	9,215	9,364
Allowance for loan losses	1,329	2,452	3,781
Net loans	$173,735	$81,697	$255,432

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 56.6% and 58.0% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of December 31, 2016 and 2015, respectively.

Related Party Loans:

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with non-related parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of December 31, 2016 and 2015 were $2.7 million and $2.9 million, respectively. During the year ended December 31, 2016, there was one new loan to these related parties, and repayments by active related parties was $0.1 million. During the year ended December 31, 2015, there were no new loans to these related parties, and repayments by active related parties were $0.2 million.

Allowance for Loan Losses:

The following tables present changes in the allowance for loan losses by loan portfolio segment and loan type as of December 31, 2016 and 2015:

	Bank
	December 31, 2016
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$110	$138	$29	$351	$1	$659	$41	$—	$1,329
Charge-offs	—	(66)	—	(40)	—	(2)	(43)	—	(151)
Recoveries	200	23	—	—	—	73	50	—	346
Provision	225	209	59	592	1	(203)	2	—	885
Ending balance	535	304	88	903	2	527	50	—	2,409
Ending balance individually evaluated for impairment	423	5	—	107	—	—	—	—	535
Ending balance collectively evaluated for impairment	$112	$299	$88	$796	$2	$527	$50	$—	$1,874
Loan receivables:
Ending balance	23,772	32,955	16,627	102,112	234	57,963	6,206	—	239,869
Ending balance individually evaluated for impairment	1,361	193	—	549	—	—	—	—	2,103
Ending balance collectively evaluated for impairment	$22,411	$32,762	$16,627	$101,563	$234	$57,963	$6,206	$—	$237,766

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	ALC
	December 31, 2016
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$250	$—	$—	$—	$—	$1,584	$618	$2,452
Charge-offs	—	(56)	—	—	—	—	(2,218)	(752)	(3,026)
Recoveries	—	39	—	—	—	—	451	220	710
Provision	—	(126)	—	—	—	—	1,900	537	2,311
Ending balance	—	107	—	—	—	—	1,717	623	2,447
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$107	$—	$—	$—	$—	$1,717	$623	$2,447
Loan receivables:
Ending balance	—	13,724	—	—	—	—	36,413	44,775	94,912
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$13,724	$—	$—	$—	$—	$36,413	$44,775	$94,912

	Bank and ALC
	December 31, 2016
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$110	$388	$29	$351	$1	$659	$1,625	$618	$3,781
Charge-offs	—	(122)	—	(40)	—	(2)	(2,261)	(752)	(3,177)
Recoveries	200	62	—	—	—	73	501	220	1,056
Provision	225	83	59	592	1	(203)	1,902	537	3,196
Ending balance	535	411	88	903	2	527	1,767	623	4,856
Ending balance individually evaluated for impairment	423	5	—	107	—	—	—	—	535
Ending balance collectively evaluated for impairment	$112	$406	$88	$798	$2	$527	$1,767	$623	$4,321
Loan receivables:
Ending balance	23,772	46,679	16,627	102,112	234	57,963	42,619	44,775	334,781
Ending balance individually evaluated for impairment	1,361	193	—	549	—	—	—	—	2,103
Ending balance collectively evaluated for impairment	$22,411	$46,486	$16,627	$101,563	$234	$57,963	$42,619	$44,775	$332,678

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Bank
	December 31, 2015
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non-Farm Non- Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$10	$437	$1,460	$1,323	$1	$141	$114	$—	$3,486
Charge-offs	(53)	(53)	(690)	(39)	—	(17)	—	—	(852)
Recoveries	—	40	11	45	—	61	97	—	254
Provision	153	(286)	(752)	(978)	—	474	(170)	—	(1,559)
Ending balance	110	138	29	351	1	659	41	—	1,329
Ending balance individually evaluated for impairment	95	5	—	130	—	80	—	—	310
Ending balance collectively evaluated for impairment	$15	$133	$29	$221	$1	$579	$41	$—	$1,019
Loan receivables:
Ending balance	11,827	30,730	11,845	83,883	115	29,377	7,436	—	175,213
Ending balance individually evaluated for impairment	1,445	252	—	573	—	444	—	—	2,714
Ending balance collectively evaluated for impairment	$10,382	$30,478	$11,845	$81,310	$115	$28,933	$7,436	$—	$172,499

	ALC
	December 31, 2015
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$346	$—	$—	$—	$—	$1,962	$374	$2,682
Charge-offs	—	(187)	—	—	—	—	(1,638)	(914)	(2,739)
Recoveries	—	22	—	—	—	—	547	165	734
Provision	—	69	—	—	—	—	713	993	1,775
Ending balance	—	250	—	—	—	—	1,584	618	2,452
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$250	$—	$—	$—	$—	$1,584	$618	$2,452
Loan receivables:
Ending balance	—	17,233	—	—	—	—	38,198	37,933	93,364
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$—	$17,233	$—	$—	$—	$—	$38,198	$37,933	$93,364

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Bank and ALC
	December 31, 2015
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$10	$783	$1,460	$1,323	$1	$141	$2,076	$374	$6,168
Charge-offs	(53)	(240)	(690)	(39)	—	(17)	(2,039)	(513)	(3,591)
Recoveries	—	62	11	45	—	61	737	72	988
Provision	153	(217)	(752)	(978)	—	474	851	685	216
Ending balance	110	388	29	351	1	659	1,625	618	3,781
Ending balance individually evaluated for impairment	95	5	—	130	—	80	—	—	310
Ending balance collectively evaluated for impairment	$15	$383	$29	$221	$1	$579	$1,625	$618	$3,471
Loan receivables:
Ending balance	11,827	47,963	11,845	83,883	115	29,377	45,634	37,933	268,577
Ending balance individually evaluated for impairment	1,445	252	—	573	—	444	—	—	2,714
Ending balance collectively evaluated for impairment	$10,382	$47,711	$11,845	$83,310	$115	$28,933	$45,634	$37,933	$265,863

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

●

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

At ALC, because the loan portfolio is more uniform in nature, each loan is categorized into one of two risk grades, depending on whether the loan is considered to be performing or nonperforming. Performing loans are loans that are paying principal and interest in accordance with a contractual agreement. Nonperforming loans are loans that have demonstrated characteristics that indicate a probability of loss.

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2016.

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$22,240	$—	$1,532	$—	$23,772
Secured by 1-4 family residential properties	31,995	213	747	—	32,955
Secured by multi-family residential properties	16,627	—	—	—	16,627
Secured by non-farm, non-residential properties	99,082	2,315	715	—	102,112
Other	234	—	—	—	234
Commercial and industrial loans	55,481	2,227	255	—	57,963
Consumer loans	6,126	—	80	—	6,206
Total	$231,785	$4,755	$3,329	$—	$239,869

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$13,507	$217	$13,724
Consumer loans:
Consumer	35,278	1,135	36,413
Indirect sales	44,228	547	44,775
Total	$93,013	$1,899	$94,912

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2015.

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$9,862	$—	$1,965	$—	$11,827
Secured by 1-4 family residential properties	29,252	228	1,250	—	30,730
Secured by multi-family residential properties	11,845	—	—	—	11,845
Secured by non-farm, non-residential properties	78,647	4,315	921	—	83,883
Other	115	—	—	—	115
Commercial and industrial loans	28,170	482	725	—	29,377
Consumer loans	7,284	—	152	—	7,436
Total	$165,175	$5,025	$5,013	$—	$175,213

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$16,964	$269	$17,233
Consumer loans:
Consumer	37,195	1,003	38,198
Indirect sales	37,548	385	37,933
Total	$91,707	$1,657	$93,364

The following tables provide an aging analysis of past due loans by class as of December 31, 2016.

	Bank
	As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$86	$86	$23,686	$23,772	$—
Secured by 1-4 family residential properties	164	69	145	378	32,577	32,955	—
Secured by multi-family residential properties	—	—	—	—	16,627	16,627	—
Secured by non-farm, non-residential properties	762	—	—	762	101,350	102,112	—
Other	—	—	—	—	234	234	—
Commercial and industrial loans	—	—	14	14	57,949	57,963	—
Consumer loans	—	28	—	28	6,178	6,206	—
Total	$926	$97	$245	$1,268	$238,601	$239,869	$—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	ALC
	As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	61	29	213	303	13,421	13,724	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	441	413	1,104	1,958	34,455	36,413	—
Indirect sales	191	139	489	819	43,956	44,775	—
Total	$693	$581	$1,806	$3,080	$91,832	$94,912	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2015.

	Bank
	As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$86	$86	$11,741	$11,827	$—
Secured by 1-4 family residential properties	118	206	360	684	30,046	30,730	—
Secured by multi-family residential properties	—	—	—	—	11,845	11,845	—
Secured by non-farm, non-residential properties	530	—	148	678	83,205	83,883	—
Other	—	—	—	—	115	115	—
Commercial and industrial loans	22	52	—	74	29,303	29,377	—
Consumer loans	49	4	83	136	7,300	7,436	—
Total	$719	$262	$677	$1,658	$173,555	$175,213	$—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	ALC
	As of December 31, 2015
	30- 59 Days Past Due	60- 89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	91	206	252	549	16,684	17,233	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	590	438	991	2,019	36,179	38,198	—
Indirect sales	375	129	386	890	37,043	37,933	—
Total	$1,056	$773	$1,629	$3,458	$89,906	$93,364	$—

The following table provides an analysis of non-accruing loans by class as of December 31, 2016 and 2015.

	Loans on Non-Accrual Status
	December 31, 2016	December 31, 2015
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$86	$339
Secured by 1-4 family residential properties	570	968
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	53	213
Commercial and industrial loans	32	47
Consumer loans	1,676	1,535
Total loans	$2,417	$3,102

Impaired Loans:

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral at the Bank. At management's discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends, and economic conditions that may affect the borrower's ability to pay. At ALC, all real estate loans of $0.1 million or more are identified for impairment analysis. There are currently no loans at ALC that meet that criteria. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2016, the carrying amount of impaired loans consisted of the following:

	December 31, 2016
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$—	$—	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,361	$1,361	$423
Secured by 1-4 family residential properties	193	193	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	549	549	107
Commercial and industrial	—	—	—
Total loans with an allowance recorded	$2,103	$2,103	$535
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,361	$1,361	$423
Secured by 1-4 family residential properties	193	193	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	549	549	107
Commercial and industrial	—	—	—
Total impaired loans	$2,103	$2,103	$535

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

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

The average net investment in impaired loans and interest income recognized and received on impaired loans as of December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,381	$41	$39
Secured by 1-4 family residential properties	232	14	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	557	33	31
Commercial and industrial	—	—	—
Total	$2,170	$88	$84

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,493	$44	$46
Secured by 1-4 family residential properties	139	14	14
Secured by multi-family residential properties	1,892	—	—
Secured by non-farm, non-residential properties	3,329	35	36
Commercial and industrial	264	26	26
Total	$7,117	$119	$122

Loans on which the accrual of interest has been discontinued amounted to $2.4 million and $3.1 million as of December 31, 2016 and 2015, respectively. If interest on those loans had been accrued, there would have been $35 thousand and $0.1 million of interest accrued as of December 31, 2016 and 2015, respectively. Interest income related to these loans as of December 31, 2016 and 2015 was $4 thousand and $0.3 million, respectively.

Troubled Debt Restructurings:

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of December 31, 2016 and 2015, respectively, the Company had $0.1 million and $0.5 million of non-accruing loans that were previously restructured and that remained on non-accrual status. During the year ended December 31, 2016, the Company had $0.3 million in restructured loans that were restored to accrual status based on a sustained period of repayment performance. The Company had no such loans in 2015.

The following table provides the number of loans remaining in each loan category as of December 31, 2016 and 2015 that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	December 31, 2016			December 31, 2015
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	2	$1,960	$1,286	3	$2,220	$1,698
Secured by 1-4 family residential properties	3	318	249	4	200	103
Secured by non-farm, non-residential properties	1	53	41	2	113	52
Commercial loans	2	116	88	2	116	94
Total	8	$2,447	$1,664	11	$2,649	$1,947

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For those loans as of December 31, 2016 and 2015 that were previously modified in a troubled debt restructuring, no loans were identified that defaulted subsequent to modification as a troubled debt restructuring.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $15 thousand and $1 thousand as of December 31, 2016 and 2015, respectively.

5.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of December 31, 2016 and 2015.

	December 31, 2016
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$5,327	$711	$6,038
Transfers from loans	273	199	472
Sales proceeds	(1,016)	(281)	(1,297)

Gross gains	16	37	53
Gross losses	(77)	(80)	(157)
Net gains (losses)	(61)	(43)	(104)
Impairment	(170)	(81)	(251)
Ending balance	$4,353	$505	$4,858

	December 31, 2015
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$6,997	$738	$7,735
Transfers from loans	2,013	360	2,373
Sales proceeds	(3,374)	(164)	(3,538)

Gross gains	4	—	4
Gross losses	(269)	(75)	(344)
Net gains (losses)	(265)	(75)	(340)
Impairment	(44)	(148)	(192)
Ending balance	$5,327	$711	$6,038

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Fair value less estimated cost to sell of foreclosed residential real estate held by the Company was $1.1 million and $1.2 million as of December 31, 2016 and 2015, respectively. In addition, the Company held $0.1 million and $0.2 million in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of December 31, 2016 and 2015, respectively.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	PREMISES AND EQUIPMENT

Premises and equipment and applicable depreciable lives are summarized as follows:

	December 31,
	2016	2015
	(Dollars in Thousands)
Land	$5,053	$2,197
Premises (40 years)	14,530	14,527
Furniture, fixtures, and equipment (3-7 years)	14,011	13,474
Total	33,594	30,198
Less accumulated depreciation	(19,490)	(19,333)
	14,104	10,865
Construction in progress	4,236	1,219
Total	$18,340	$12,084

Depreciation expense of $0.9 million and $0.8 million was recorded in 2016 and 2015, respectively.

7.	INVESTMENT IN LIMITED PARTNERSHIP

The Bank holds an investment in an affordable housing project for which it provides funding as a limited partner and has received tax credits related to its investment in the project based on its partnership share.  The net assets of the partnership consist primarily of apartment complexes, and the primary liabilities consist of those associated with the operation of the partnership.  The Company has determined that this investment requires consolidation as a VIE under ASC Topic 810, Consolidation.  The Company holds a 99.9% interest in the limited partnership.  Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both December 31, 2016 and 2015.

8.	DEPOSITS

As of December 31, 2016, the scheduled maturities of the Bank’s time deposits were as follows:

December 31, 2016
(Dollars in Thousands)
2017	$124,412
2018	28,159
2019	8,350
2020	12,937
2021 and thereafter	11,173
Total	$185,031

Total time deposits greater than $250 thousand totaled $35.8 million and $25.0 million as of December 31, 2016 and 2015, respectively. In addition, included in total deposits, the Company held brokered certificates of deposit totaling $14.0 million and $8.8 million as of December 31, 2016 and 2015, respectively. Deposits from related parties held by the Company amounted to $4.7 million and $4.6 million at December 31, 2016 and 2015, respectively.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less. Short-term borrowings totaled $10.1 million and $7.4 million as of December 31, 2016 and 2015, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both December 31, 2016 and 2015, there were no federal funds purchased outstanding, and the Bank had $18.8 million in available unused lines of credit with correspondent banks and the Federal Reserve.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of December 31, 2016 and 2015 totaled $0.1 million and $0.4 million, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source.  As of December 31, 2016, the Bank had $10.0 million in outstanding FHLB advances with original maturities of less than one year. As of December 31, 2015, the Bank had $7.0 million in outstanding FHLB advances with original maturities of less than one year.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. The Company had long-term FHLB advances outstanding of $15.0 million and $5.0 million as of December 31, 2016 and 2015, respectively.

The following summarizes information concerning long-term FHLB advances and other borrowings:

	2016	2015
	(Dollars in Thousands)
Balance at year-end	$15,000	$5,000
Average balance during the year	12,404	4,178
Maximum month-end balance during the year	15,000	5,000
Average rate paid during the year	0.71%	0.59%
Weighted average remaining maturity (in years)	0.67 years	1.33 years

Assets pledged associated with FHLB advances totaled $28.0 million and $14.0 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Bank had $155.0 million and $152.5 million, respectively, in remaining credit from the FHLB (subject to available collateral).

11.	INCOME TAXES

The consolidated provisions for income taxes for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
	(Dollars in Thousands)
Federal
Current	$30	$10
Deferred	103	835
	133	845
State
Current	19	15
Deferred	17	91
	36	106
Total	$169	$951

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The consolidated tax expense (benefit) differed from the amount computed by applying the federal statutory income tax rate of 34.0%, as described in the following table:

	2016	2015
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$475	$1,206
Increase (decrease) resulting from:
Tax-exempt interest	(217)	(240)
Bank-owned life insurance	(106)	(108)
State income tax expense, net of federal income taxes	29	100
Other	(12)	(7)
Total	$169	$951

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 are presented below:

	2016	2015
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,792	$1,395
Deferred compensation	1,603	1,617
Deferred commissions and fees	268	165
Impairment of other real estate owned	742	924
Federal net operating loss carryforwards	3,121	3,591
State net operating loss carryforwards	184	231
Federal alternative minimum tax and general business credits carryforwards	279	254
Unrealized loss on securities available-for-sale	872	—
Other	500	467
Total gross deferred tax assets	9,361	8,644
Deferred tax liabilities:
Premises and equipment	327	411
Limited partnerships	132	106
Unrealized gain on securities available-for-sale	—	312
Cash flow hedges	127	—
Other	41	17
Total gross deferred tax liabilities	627	846
Net deferred tax asset, included in other assets	$8,734	$7,798

As of December 31, 2016 and 2015, the Company had $3.6 million and $4.1 million related to federal and state net operating loss and tax credit carryforwards that can be used to offset income in future periods and reduce income taxes payable in those future periods.   The majority of these carryforwards will not begin to expire until 2032.  The remaining net deferred tax assets, which totaled $5.2 million and $3.7 million as of December 31, 2016 and 2015, respectively, do not have an expiration date.

The Company’s determination of the realization of net deferred tax assets at December 31, 2016 and 2015 was based on management’s assessment of all available positive and negative evidence.  As of both December 31, 2016 and December 31, 2015, the Company was not in a three-year cumulative loss position.  In addition, the Company has positive evidence supporting the realization of its net deferred tax assets as of December 31, 2016, including the reversal of taxable temporary differences, a strong history of earnings, and tax planning strategies, including the conversion of tax-exempt investments to taxable investments to generate future taxable income to prevent tax attributes, such as net operating losses, from expiring unutilized.  Accordingly, a valuation allowance was not established as of December 31, 2016 or December 31, 2015.

The Company files a consolidated income tax return with the federal government and the State of Alabama. ALC files a Mississippi state income tax return related to operations from its Mississippi offices. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it files for the years ended December 31, 2013 through 2016.

As of December 31, 2016, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2016. As of December 31, 2016, the Company had accrued no interest and no penalties related to uncertain tax positions.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan  (the "401(k) Plan"). The 401(k) Plan allows participants to defer a portion of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2016 and 2015, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. The 401(k) Plan also allows the Company to make discretionary matching contributions on behalf of participants equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2016 or 2015. The Company’s matching contributions to the 401(k) Plan totaled $0.4 million in both 2016 and 2015.

Participants can elect to invest up to 20% of incoming contributions (measured at the time of investment) in the 401(k) Plan in the form of Company stock. The 410(k) Plan held 254,182 and 286,725 shares of Company stock as of December 31, 2016 and 2015, respectively. These shares are allocated to participants in the 401(k) Plan and, accordingly, are included in the earnings per share calculations.

13.	DEFERRED COMPENSATION PLANS

The Bank has entered into supplemental retirement compensation benefits agreements with certain directors and executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.5 million and $3.6 million as of December 31, 2016 and 2015, respectively.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan, which was ratified by shareholders at the annual meeting held on May 11, 2004, permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan.

14.	STOCK OPTION GRANTS

In accordance with the Company's 2013 Incentive Plan, stock option awards have been granted to certain employees and non-employee directors. The awards were granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms. In accordance with the 2013 Incentive Plan, shares of common stock available for distribution to satisfy share option exercises may consist, in whole or in part, of authorized and unissued shares, treasury shares  or shares re-aquired by the Company in any manner.

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

	2016	2015

Risk-free interest rate	1.58%	1.52%
Expected term	7.5 years	7.5 years
Expected stock price volatility	25.25%	54.04%
Dividend yield	1.50%	1.50%

The following table summarizes the Company's stock option activity for the periods presented.

	December 31, 2016		December 31, 2015
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of year	175,550	$8.17	83,400	$8.09
Granted	97,000	8.30	96,150	8.23
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	4,000	8.08
Options outstanding, end of year	272,550	$8.21	175,550	$8.17
Options exercisable, end of year	175,550	$8.17	80,400	$8.09

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-based compensation expense related to stock options totaled $0.1 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively.  The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.5 million and $0.1 million as of December 31, 2016 and 2015, respectively.

15.	SHAREHOLDERS’ EQUITY

Dividends are paid at the discretion of the Company’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are the Company’s primary source of funds for the payment of dividends to shareholders. In addition, federal and state regulatory agencies have the authority to prevent the Company from paying a dividend to shareholders. During each of the years ended December 31, 2016 and 2015, the Company declared dividends of $0.5 million, or $0.08 per share.

Regulatory Capital

As of January 1, 2015, the Bank was subject to revised capital requirements as described in the section captioned “Capital Adequacy Guidelines” included in Part I, Item I of this report.  Under the revised requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Bank and Bancshares, and could impact Bancshares’ ability to pay dividends. Effective January 1, 2016, the Bank's minimum risk-based capital requirements include the year one phased-in capital conservation buffer of 0.625%. As of December 31, 2016, the Bank exceeded all applicable minimum capital standards.  In addition, the Bank met applicable regulatory guidelines to be considered well-capitalized as of December 31, 2016.  To be categorized in this manner, the Bank maintained common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the table below.  In addition, the Bank was not subject to any written agreement, order or capital directive or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific level for any capital measures.

The following table provides the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect (Basel III) at December 31, 2016 and December 31, 2015:

	2016
	Actual Regulatory Capital
	Amount	Ratio	Minimum Requirement	To Be Well Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$73,433	19.01%	5.125%	6.50%
Tier 1 capital (to risk-weighted assets)	73,433	19.01%	6.625%	8.00%
Total capital (to risk-weighted assets)	78,279	20.26%	8.625%	10.00%
Tier 1 leverage (to average assets)	73,433	12.27%	4.00%	5.00%

	2015
	Actual Regulatory Capital
	Amount	Ratio	Minimum Requirement	To Be Well Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$71,887	22.19%	4.50%	6.50%
Tier 1 capital (to risk-weighted assets)	71,887	22.19%	6.00%	8.00%
Total capital (to risk-weighted assets)	75,668	23.35%	8.00%	10.00%
Tier 1 leverage (to average assets)	71,887	13.02%	4.00%	5.00%

No significant conditions or events have occurred since December 31, 2016 that management believes have affected the Bank’s classification as “well capitalized.” Because of the size of the Company’s balance sheet, there is currently no requirement for separate reporting of capital amounts and ratios for Bancshares.  Accordingly, such amounts and ratios are not included herein.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The FDIC issued a final rule that took effect in 2016 that sets forth several significant proposed changes to the methodology for calculating deposit insurance assessments for banks with less than $10 billion in assets. Under the rule, the rate is determined based on a number of factors, including the bank’s CAMELS ratings, leverage ratio, net income, non-performing loan ratios, OREO ratios, core deposit ratios, one-year organic asset growth and a loan mix index. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. The loan mix index component of the assessment model requires banks to calculate each of their loan categories as a percentage of assets and then multiply each category by a standardized historical charge-off rate percentage provided by the FDIC, with a higher index leading to a higher assessment rate. The proposal would implement maximum assessment rates for institutions with a composite CAMELS rating of 1 or 2 and minimum rates for institutions with a rating of 3, 4 or 5.

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

Since it has no significant independent sources of income, Bancshares’ ability to pay dividends depends on its ability to receive dividends from the Bank. Under Alabama law, a state-chartered bank must annually transfer to surplus at least 10% of its “net earnings” (defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, less all current operating expenses, actual losses, accrued dividends on preferred stock, and all federal, state and local taxes) until the bank’s surplus is at least 20% of its capital. Until the bank’s surplus reaches this level, a bank may not declare a dividend in excess of 90% of its net earnings. Once a bank’s surplus equals or exceeds 20% of its capital, if the total of all dividends declared by the bank in a calendar year will exceed the sum of its net earnings for that year and its retained net earnings for the preceding two years (less any required transfers to surplus), then the bank must obtain prior written approval from the Superintendent of the Alabama State Banking Department. The bank may not pay any dividends or make any withdrawals or transfers from surplus without the prior written approval of the Superintendent. The FDIC prohibits the payment of cash dividends if (i) as a result of such payment, the bank would be undercapitalized or (ii) the bank is in default with respect to any assessment due to the FDIC, including a deposit insurance assessment. These restrictions could materially influence the Bank’s, and therefore Bancshares’, ability to pay dividends.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	DERIVATIVE FINANCIAL INSTRUMENTS

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of operations for the year ended December 31, 2016. The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive income totaled $0.2 million as of December 31, 2016.

Derivatives Not Designated as Hedging Instruments

In 2014, the Bank entered into three separate interest rate cap agreements to mitigate risks associated with increases in interest rates on an aggregate notional amount of $40 million. The interest rate caps qualify as derivatives but were not designated as hedging instruments. Accordingly, changes in the fair value of the instruments are included in results of operations. Under the three agreements, the Company paid an up-front premium totaling approximately $0.1 million, in return for the ability to receive cash flows if interest rates rise above a strike rate indexed to three-month LIBOR. The agreements have contractual terms that mature at various dates in 2017. As of December 31, 2016, the strike rate had not been achieved on any of the three agreements, and accordingly, the Company has received no cash flows associated with the agreements. Since the inception of the agreements, on a quarterly basis, the Company has recorded the current fair value of the derivatives within other assets on the Company’s consolidated balance sheet, with changes in the fair value included in interest expense on the Company’s consolidated statements of operations. As of December 31, 2016, the fair value of each of the three derivative agreements was zero.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of Bancshares: the Bank and ALC.  The reportable segments were determined using the internal management reporting system. These segments comprise Bancshares’ and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the tables below.

	2016
	Bank	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$17,307	$17,070	$12	$(4,234)	$30,155
Total interest expense	2,281	4,224	—	(4,234)	2,271
Net interest income	15,026	12,846	12	—	27,884
Provision for loan losses	886	2,311	—	—	3,197
Net interest income after provision	14,140	10,535	12	—	24,687
Total non-interest income	3,810	1,190	817	(616)	5,201
Total non-interest expense	17,837	9,588	1,686	(616)	28,495
Income (loss) before income taxes	113	2,137	(857)	—	1,393
Provision for income taxes	(185)	738	(384)	—	169
Net income (loss)	$298	$1,399	$(473)	$—	$1,224
Other significant items:
Total assets	$608,324	$89,392	$81,565	$(172,389)	$606,892
Total investment securities	207,734	—	80	—	207,814
Total loans, net	315,152	85,530	—	(77,910)	322,772
Investment in subsidiaries	5	—	75,941	(75,941)	5
Fixed asset additions	7,858	33	—	—	7,891
Depreciation and amortization expense	759	207	—	—	966
Total interest income from external customers	13,083	17,071	1	—	30,155
Total interest income from affiliates	4,224	—	11	(4,235)	—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2015
	Bank	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$17,398	$16,312	$11	$(3,824)	$29,897
Total interest expense	2,299	3,814	—	(3,824)	2,289
Net interest income	15,099	12,498	11	—	27,608
Provision (reduction in reserve) for loan losses	(1,559)	1,775	—	—	216
Net interest income after provision (reduction in reserve)	16,658	10,723	11	—	27,392
Total non-interest income	3,675	934	501	(579)	4,531
Total non-interest expense	17,571	9,909	1,476	(579)	28,377
Income (loss) before income taxes	2,762	1,748	(964)	—	3,546
Provision for income taxes	697	617	(363)	—	951
Net income (loss)	$2,065	$1,131	$(601)	$—	$2,595
Other significant items:
Total assets	$577,292	$85,887	$82,292	$(169,689)	$575,782
Total investment securities	231,122	—	80	—	231,202
Total loans, net	248,601	81,697	—	(74,866)	255,432
Investment in subsidiaries	5	—	76,891	(76,891)	5
Fixed asset additions	3,375	289	—	—	3,664
Depreciation and amortization expense	627	244	—	—	871
Total interest income from external customers	13,584	16,312	1	—	29,897
Total interest income from affiliates	3,814	—	10	(3,824)	—

18.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2016 and 2015 consisted of the following:

	2016	2015
	(Dollars in Thousands)
Fees for professional services	$948	$995
Postage, stationery and supplies	725	753
Telephone/data communication	691	671
Advertising and marketing	281	308
Computer services	1,383	967
Collection and recoveries	337	367
Other services	322	398
Insurance expense	611	579
FDIC insurance and state assessments	421	462
Impairment of closed branches	120	—
Other	2,124	2,070
Total	$7,963	$7,570

19.	OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and month-to-month rental agreements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a schedule, by year, of future minimum rental payments required under operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2016:

Year ending December 31,	Minimum Rental Payments
(Dollars in Thousands)
2017	$476
2018	400
2019	322
2020	252
2021	157
2022 and thereafter	319

Total rental expense under all operating leases was $0.8 million for both 2016 and 2015.

20.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2016 and 2015, there were no credit losses associated with derivative contracts.

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

	December 31,
	2016	2015
	(Dollars in Thousands)
Standby letters of credit	$183	$683
Commitments to extend credit	$41,267	$61,427

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. As of December 31, 2016 and 2015, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represents the Bank’s total credit risk in this category, is included in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of both December 31, 2016 and 2015, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

During the third quarter of 2016, the Bank entered into an agreement with a general contractor to manage construction of an office complex on a parcel of land located in the Birmingham, Alabama area that was purchased by the Bank during the first quarter of 2016. The office complex, which will be approximately 40,000 square feet in size, will house a retail branch of the Bank, as well as the Bank’s commercial lending team in the Birmingham area and certain other officers of the Bank. Approximately 25% of the square footage of the office complex will be utilized by the Bank, with the remainder to be leased to commercial tenants. Construction began on the office complex during the third quarter of 2016 and is expected to be completed during 2017. As of December 31, 2016, approximately $4.2 million in cost had been incurred by the Bank associated with the construction project. Remaining contractual commitments with the general contractor total $7.1 million. In addition to current commitments to the general contractor, the Bank estimates additional expenditures of approximately $2.2 million will be incurred for office finishes, tenant improvements, furniture and fixtures, architectural fees and certain other development costs. Additional expenses could be incurred under the agreement based on changes to building specifications at the discretion of the Bank and the occurrence of certain events specified in the contract. As costs associated with the construction are incurred, they are recorded in premises and equipment as construction in process. Upon completion of construction and placement of the office complex into service, depreciation expense associated with the office complex is currently estimated to be approximately $0.5 million annually.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

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

21.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the periods ended December 31, 2016 or 2015.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents assets measured at fair value on a recurring basis as of December 31, 2016 and 2015. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of December 31, 2016 Using
	Totals At December 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$98,409	$—	$98,409	$—
Commercial	70,530	—	70,530	—
Obligations of states and political subdivisions	10,142	—	10,142	—
Obligations of U.S. government-sponsored agencies	1,993	—	1,993	—
Corporate notes	756	—	756	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	346	—	346	—

	Fair Value Measurements as of December 31, 2015 Using
	Totals At December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$135,494	$—	$135,494	$—
Commercial	45,509	—	45,509	—
Obligations of states and political subdivisions	14,998	—	14,998	—
Obligations of U.S. government-sponsored agencies	1,982	—	1,982	—
Corporate notes	780	—	780	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	3	—	3	—

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

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

The following table presents the balances of impaired loans, OREO and other assets measured at fair value on a non-recurring basis as of December 31, 2016 and 2015.

	Fair Value Measurements as of December 31, 2016 Using
	Totals At December 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$1,568	$—	$—	$1,568
OREO	4,858	—	—	4,858
Other assets	280	—	—	280

	Fair Value Measurements as of December 31, 2015 Using
	Totals At December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$2,350	$—	$—	$2,350
OREO	6,038	—	—	6,038

Non-Recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2016. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of December 31, 2016 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value as of December 31, 2016	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Impaired loans	$1,568	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%	- (9.5)%	10%
OREO	$4,858	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	- (9.5)%	10%
Other assets	$280	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	- (9.5)%	10%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

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

Other Assets

Assets designated as held for sale that are under a binding contract are valued based on the contract price. If no sales contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity, considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet.

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2016 and 2015.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$23,530	$23,530	$23,530	$—	$—
Investment securities available-for-sale	181,910	181,910	—	181,910	—
Investment securities held-to-maturity	25,904	25,508	—	25,508	—
Federal Home Loan Bank stock	1,581	1,581	—	—	1,581
Loans, net of allowance for loan losses	322,772	319,881	—	—	319,881
Other assets - derivatives	346	346	—	346	—
Liabilities:
Deposits	497,556	497,037	—	497,037	—
Short-term borrowings	10,119	10,119	—	10,119	—
Long-term borrowings	15,000	14,998	—	14,998	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$44,072	$44,072	$44,072	$—	$—
Investment securities available-for-sale	198,843	198,843	—	198,843	—
Investment securities held-to-maturity	32,359	32,184	—	32,184	—
Federal Home Loan Bank stock	1,025	1,025	—	—	1,025
Loans, net of allowance for loan losses	255,432	256,392	—	—	256,392
Other assets – derivatives	3	3	—	3	—
Liabilities:
Deposits	479,258	478,833	—	478,833	—
Short-term borrowings	7,354	7,352	—	7,352	—
Long-term debt	5,000	4,977	—	4,977	—

22.	FIRST US BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

	Year Ended December 31,
	2016	2015
	(Dollars in Thousands)
Assets:
Cash on deposit	$226	$150
Investment in subsidiaries	75,739	76,499
Other assets	285	381
Total assets	$76,250	$77,030
Liabilities:
Other liabilities	$9	$—
Shareholders’ equity	76,241	77,030
Total liabilities and shareholders’ equity	$76,250	$77,030

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations

	Year Ended December 31,
	2016	2015
	(Dollars in Thousands)
Income:
Dividend income, First US Bank	$1,204	$1,453
Total income	$1,204	$1,453
Expense	743	707
Gain before equity in undistributed income of subsidiaries	$461	$746
Equity in undistributed income of subsidiaries	763	1,849
Net income	$1,224	$2,595

Statements of Cash Flows

	Year Ended December 31,
	2016	2015
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$1,224	$2,595
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income (loss) of subsidiaries	(763)	(1,849)
Change in other assets and liabilities	98	(176)
Net cash provided by operating activities	559	570
Cash flows from financing activities:
Dividends paid	(483)	(484)
Net cash used in financing activities	(483)	(484)
Net increase in cash	76	86
Cash at beginning of year	150	64
Cash at end of year	$226	$150

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.	QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Interest income	$7,721	$7,760	$7,478	$7,196	$7,513	$7,328	$7,735	$7,321
Interest expense	588	587	561	535	549	561	565	614
Net interest income	7,133	7,173	6,917	6,661	6,964	6,767	7,170	6,707
Provision (reduction in reserve) for loan losses	1,814	680	536	167	415	(78)	45	(166)
Net interest income after provision (reduction in reserve) for loan losses	5,319	6,493	6,381	6,494	6,549	6,845	7,125	6,873
Non-interest:
Income	1,165	1,567	1,480	989	1,176	996	1,068	1,291
Expense	6,826	7,348	7,255	7,066	7,203	7,090	7,107	6,977
Income (loss) before income taxes	(342)	712	606	417	522	751	1,086	1,187
Provision for (benefit from) income taxes	(237)	162	144	100	81	207	312	351
Net income (loss) after taxes	$(105)	$550	$462	$317	$441	$544	$774	$836
Earnings per common share:
Basic earnings (loss)	$(0.02)	$0.09	$0.08	$0.05	$0.07	$0.09	$0.13	$0.14
Diluted earnings (loss)	$(0.02)	$0.09	$0.07	$0.05	$0.07	$0.09	$0.12	$0.13

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2016, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of December 31, 2016, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This report is included in Item 8 beginning on page 42 and is incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Bancshares has adopted a Code of Business Conduct and Ethics for directors, officers (including its Chief Executive Officer and Chief Financial Officer) and employees.  The Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 14 to Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-14549), filed on March 12, 2004.  Bancshares will provide any interested person a copy of the Code of Business Conduct and Ethics free of charge, upon written request to First US Bancshares, Inc., Attention: Beverly J. Dozier, Corporate Secretary, 131 West Front Street, Post Office Box 249, Thomasville, Alabama 36784.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes, as of December 31, 2016, the securities that were authorized for issuance under the United Security Bancshares, Inc. 2013 Incentive Plan (the “Omnibus Incentive Plan”) and the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Omnibus Incentive Plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards and performance compensation awards to our employees, consultants and directors and was approved by Bancshares’ shareholders in 2013. The Deferral Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in Bancshares’ common stock and was approved by Bancshares’ shareholders in 2004.

	Plan Category
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c) (excluding securities reflected in column(a))(1)
Equity compensation plans approved by shareholders	387,097	$8.21	(2)	327,450
Equity compensation plans not approved by shareholders	—	—		—
Total	387,097	$8.21	(2)	327,450

(1)	Does not include shares reserved for future issuance under the Deferral Plan. Includes shares available for issuance under the Omnibus Incentive Plan.

(2)	Does not include amounts deferred pursuant to the Deferral Plan, as there is no exercise price associated with these deferred amounts.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements of Bancshares and its subsidiaries, included herein in Item 8, are as follows:

●	Management’s Report on Internal Control over Financial Reporting;

●	Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC;

●	Consolidated Balance Sheets – December 31, 2016 and 2015;

●	Consolidated Statements of Operations – Years Ended December 31, 2016 and 2015;

●	Consolidated Statements of Changes In Shareholders’ Equity – Years Ended December 31, 2016 and 2015;

●	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2016 and 2015;

●	Consolidated Statements of Cash Flows – Years Ended December 31, 2016 and 2015; and

●	Notes to Consolidated Financial Statements – Years Ended December 31, 2016 and 2015.

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item above.

(a)(3) & (b) Exhibits.

The exhibits listed on the Exhibit Index beginning on page 94 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2017.

FIRST US BANCSHARES, INC.

By:	/s/ James F. House
James F. House
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House	President, Chief Executive Officer and Director	March 15, 2017
James F. House	(Principal Executive Officer)

/s/ Thomas S. Elley	Vice President, Treasurer, Assistant Secretary, Chief Financial Officer and Principal	March 15, 2017
Thomas S. Elley	Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew C. Bearden, Jr.	Director	March 15, 2017
Andrew C. Bearden, Jr.

/s/ Linda H. Breedlove	Director	March 15, 2017
Linda H. Breedlove

/s/ Robert Stephen Briggs	Director	March 15, 2017
Robert Stephen Briggs

/s/ Sheri S. Cook	Director	March 15, 2017
Sheri S. Cook

/s/ Gerald P. Corgill	Director	March 15, 2017
Gerald P. Corgill

/s/ John C. Gordon	Director	March 15, 2017
John C. Gordon

/s/ William G. Harrison	Director	March 15, 2017
William G. Harrison

/s/ J. Lee McPhearson	Director	March 15, 2017
J. Lee McPhearson

/s/ Jack W. Meigs	Director	March 15, 2017
Jack W. Meigs

/s/ Aubrey S. Miller	Director	March 15, 2017
Aubrey S. Miller

/s/ Donna D. Smith	Director	March 15, 2017
Donna D. Smith

Signature	Title	Date

/s/ A. J. Strickland, III	Director	March 15, 2017
A. J. Strickland, III

/s/ Howard M. Whitted	Director	March 15, 2017
Howard M. Whitted

/s/ Bruce N. Wilson	Director	March 15, 2017
Bruce N. Wilson

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description

3.1

Certificate of Incorporation of United Security Bancshares, Inc. (incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-14549), filed on November 12, 1999).

3.1A

Certificate of Amendment to the Certificate of Incorporation of United Security Bancshares, Inc., effective as of October 11, 2016 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016).

3.2

Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016).

10.1

Amended and Restated Executive Employment Agreement, dated December 19, 2013 (effective as of January 1, 2014), by and among United Security Bancshares, Inc., First United Security Bank and James F. House (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on December 19, 2013).*

10.2

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Thomas S. Elley (incorporated herein by reference to Exhibit 10.1 to the Current Report on 8-K (File No. 000-14549), filed on May 23, 2014).*

10.3

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., Acceptance Loan Company, Inc. and William C. Mitchell (incorporated herein by reference to Exhibit 10.2 to the Current Report on 8-K (File No. 000-14549), filed on May 23, 2014).*

10.4

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Anthony G. Cashio (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 000-14549), filed on March 11, 2016).*

10.5

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Beverly J. Dozier (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 000-14549), filed on March 11, 2016).*

10.6

Form of Director Indemnification Agreement between United Security Bancshares, Inc. and its directors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 30, 2009).*

10.7

United Security Bancshares, Inc. 2013 Incentive Plan, effective March 22, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on May 22, 2013).*

10.8

Form of Nonqualified Stock Option Agreement under the United Security Bancshares, Inc. 2013 Incentive Plan – 2014 Grants (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 000-14549), filed on May 14, 2014).*

10.9

Form of Nonqualified Stock Option Agreement (Executive Officers and Directors – Immediate Vesting – 2014 Grants) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 000-14549), filed on November 13, 2014).*

10.10

Form of Nonqualified Stock Option Agreement (Executive Officers and Directors – One-Year Vesting – 2015 Grants) (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-14549), filed on March 12, 2015).*

10.11

Form of Nonqualified Stock Option Agreement (Directors – One-Year Vesting – 2016 Grants) (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 000-14549), filed on March 11, 2016).*

10.11A

Form of Nonqualified Stock Option Agreement (Employees – Three-Year Vesting – 2016 and 2017 Grants) (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 000-14549), filed on March 11, 2016).*

10.12	Form of Restricted Stock Award Agreement under the United Security Bancshares, Inc. 2013 Incentive Plan.*

10.13

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-14549), filed on November 14, 2002).*

10.13A

First Amendment to the First United Security Bank Director Retirement Agreement for Linda H. Breedlove, dated November 20, 2008 (incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.13B	Second Amendment to the First United Security Bank Director Retirement Agreement for Linda H. Breedlove, dated January 25, 2017.*

10.14

First United Security Bank Director Retirement Agreement dated October 21, 2002, with Gerald P. Corgill (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-14549), filed on November 14, 2002).*

Exhibit No.	Description

10.14A

First Amendment to the First United Security Bank Director Retirement Agreement for Gerald P. Corgill, dated November 20, 2008 (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.14B	Second Amendment to the First United Security Bank Director Retirement Agreement for Gerald P. Corgill, dated January 25, 2017.*

10.15

First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-14549), filed on November 14, 2002).*

10.15A

First Amendment to the First United Security Bank Director Retirement Agreement for John C. Gordon, dated November 20, 2008 (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.15B	Second Amendment to the First United Security Bank Director Retirement Agreement for John C. Gordon, dated January 25, 2017.*

10.16

First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-14549), filed on March 21, 2003).*

10.16A

First Amendment to the First United Security Bank Director Retirement Agreement for William G. Harrison, dated November 20, 2008 (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.16B	Second Amendment to the First United Security Bank Director Retirement Agreement for William G. Harrison, dated January 25, 2017.*

10.17

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs (incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-14549), filed on November 14, 2002).*

10.17A

First Amendment to the First United Security Bank Director Retirement Agreement for Jack Meigs, dated November 20, 2008 (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.17B	Second Amendment to the First United Security Bank Director Retirement Agreement for Jack Meigs, dated January 25, 2017.*

10.18

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted (incorporated herein by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-14549), filed on November 14, 2002).*

10.18A

First Amendment to the First United Security Bank Director Retirement Agreement for Howard M. Whitted, dated November 20, 2008 (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.18B	Second Amendment to the First United Security Bank Director Retirement Agreement for Howard M. Whitted, dated January 25, 2017.*

10.19

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson (incorporated herein by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-14549), filed on November 14, 2002).*

10.19A

First Amendment to the First United Security Bank Director Retirement Agreement for Bruce N. Wilson, dated November 20, 2008 (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-14549), filed on March 16, 2009).*

10.19B	Second Amendment to the First United Security Bank Director Retirement Agreement for Bruce N. Wilson, dated January 25, 2017.*

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

21	Subsidiaries of First US Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

*	Indicates a management contract or compensatory plan or arrangement.