Form 10-Q
period 2017-06-30
FIRST US BANCSHARES INC
filed 2017-08-09
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark of the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2017
Common Stock, $0.01 par value	6,072,948 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016. Specifically, with respect to statements relating to loan demand, growth and earnings potential, geographic expansion and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and collateral values. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$6,740	$7,018
Interest-bearing deposits in banks	19,987	16,512
Total cash and cash equivalents	26,727	23,530
Investment securities available-for-sale, at fair value	172,287	181,910
Investment securities held-to-maturity, at amortized cost	28,544	25,904
Federal Home Loan Bank stock, at cost	1,396	1,581
Loans, net of allowance for loan losses of $4,905 and $4,856, respectively	330,526	322,772
Premises and equipment, net	25,694	18,340
Cash surrender value of bank-owned life insurance	14,763	14,603
Accrued interest receivable	1,820	1,987
Other real estate owned	4,351	4,858
Other assets	10,110	11,407
Total assets	$616,218	$606,892
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$509,245	$497,556
Accrued interest expense	253	241
Other liabilities	7,655	7,735
Short-term borrowings	10,692	10,119
Long-term debt	10,000	15,000
Total liabilities	537,845	530,651
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,341,556 and 7,329,060 shares issued, respectively; 6,072,758 and 6,043,102 shares outstanding, respectively	73	73
Surplus	10,636	10,786
Accumulated other comprehensive income (loss), net of tax	151	(1,277)
Retained earnings	88,011	87,434
Less treasury stock: 1,268,798 and 1,285,958 shares at cost, respectively	(20,486)	(20,764)
Noncontrolling interest	(12)	(11)
Total shareholders’ equity	78,373	76,241
Total liabilities and shareholders’ equity	$616,218	$606,892

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$6,630	$6,366	$13,126	$12,419
Interest on investment securities	1,053	1,112	2,067	2,255
Total interest income	7,683	7,478	15,193	14,674

Interest expense:
Interest on deposits	568	513	1,096	1,036
Interest on borrowings	58	48	121	60
Total interest expense	626	561	1,217	1,096

Net interest income	7,057	6,917	13,976	13,578

Provision for loan losses	576	536	1,091	703

Net interest income after provision for loan losses	6,481	6,381	12,885	12,875

Non-interest income:
Service and other charges on deposit accounts	461	426	925	843
Credit insurance income	43	162	299	314
Net gain on sales and prepayments of investment securities	1	396	50	398
Other income, net	425	496	823	914
Total non-interest income	930	1,480	2,097	2,469

Non-interest expense:
Salaries and employee benefits	4,280	4,236	8,678	8,400
Net occupancy and equipment	693	782	1,470	1,551
Other real estate/foreclosure expense, net	133	129	217	246
Other expense	1,757	2,108	3,535	4,124
Total non-interest expense	6,863	7,255	13,900	14,321

Income before income taxes	548	606	1,082	1,023
Provision for income taxes	132	144	262	244
Net income	$416	$462	$820	$779
Basic net income per share	$0.07	$0.08	$0.13	$0.13
Diluted net income per share	$0.06	$0.07	$0.13	$0.12
Dividends per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income	$416	$462	$820	$779
Other comprehensive income:
Unrealized holding gains on securities available-for-sale arising during period, net of tax expense (benefit) of $429, $456, $871 and $695, respectively	736	782	1,493	1,192
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax of $0, $145, $18 and $145, respectively	(1)	(250)	(32)	(250)
Unrealized holding losses arising during the period on effective cash flow hedge derivatives, net of tax of $(24), $(81), $(20) and $(81), respectively	(41)	(140)	(33)	(140)
Other comprehensive income	694	392	1,428	802
Total comprehensive income	$1,110	$854	$2,248	$1,581

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$820	$779
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	502	479
Provision for loan losses	1,091	703
Deferred income tax provision	242	235
Net gain on sale and prepayment of investment securities	(50)	(398)
Stock-based compensation expense	169	155
Net amortization of securities	590	805
Net loss on premises and equipment and other real estate	224	371
Changes in assets and liabilities:
Decrease in accrued interest receivable	167	29
Decrease (increase) in other assets	(67)	50
Increase in accrued interest expense	12	53
Decrease in other liabilities	(80)	(155)
Net cash provided by operating activities	3,620	3,106
Cash flows from investing activities:
Purchases of investment securities, available-for-sale	(15,254)	(17,520)
Purchases of investment securities, held-to-maturity	(4,696)	(13,850)
Proceeds from sales of investment securities, available-for-sale	—	12,341
Proceeds from maturities and prepayments of investment securities, available-for-sale	26,719	25,572
Proceeds from maturities and prepayments of investment securities, held-to-maturity	1,986	12,579
Net decrease (increase) in Federal Home Loan Bank stock	185	(343)
Proceeds from the sale of premises and equipment and other real estate	707	1,071
Net change in loan portfolio	(9,198)	(44,842)
Purchases of premises and equipment	(7,850)	(3,578)
Net cash used in investing activities	(7,401)	(28,570)
Cash flows from financing activities:
Net increase in customer deposits	11,689	16,360
Net increase (decrease) in other borrowings	573	(2,002)
Net increase (decrease) in Federal Home Loan Bank advances	(5,000)	10,000
Net share-based compensation transactions	(41)	—
Dividends paid	(243)	(241)
Net cash provided by financing activities	6,978	24,117
Net increase (decrease) in cash and cash equivalents	3,197	(1,347)
Cash and cash equivalents, beginning of period	23,530	44,072
Cash and cash equivalents, end of period	$26,727	$42,725
Supplemental disclosures:
Cash paid for:
Interest	$1,205	$1,043
Income taxes	13	65
Non-cash transactions:
Assets acquired in settlement of loans	353	560
Reissuance of treasury stock as compensation	$278	$—

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The accompanying unaudited interim condensed consolidated financial statements include the accounts of First US Bancshares, Inc. (“Bancshares”) and its subsidiaries (collectively, the “Company”). Bancshares is the parent holding company of First US Bank (the “Bank”). The Bank operates a finance company subsidiary, Acceptance Loan Company, Inc. (“ALC”). Management has determined that the Bank and ALC comprise Bancshares’ two reportable operating segments. All significant intercompany transactions and accounts have been eliminated.

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2017. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic shares	6,173,544	6,147,727	6,168,446	6,145,326
Dilutive shares	318,501	272,550	318,501	272,550
Diluted shares	6,492,045	6,420,277	6,486,947	6,417,876

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in Thousands, Except Per Share Data)
Net income	$416	$462	$820	$779
Basic net income per share	$0.07	$0.08	$0.13	$0.13
Diluted net income per share	$0.06	$0.07	$0.13	$0.12

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

ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” Issued in March 2016, ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met.  ASU 2016-05 became effective for the Company on January 1, 2017.  The adoption of ASU 2016-05 did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 will require organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all operating leases under current U.S. GAAP with a term of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease are not significantly changed under ASU 2016-02, and there will continue to be differentiation between finance leases and operating leases. The accounting applied by the lessor in a lease transaction remains largely unchanged from previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, Revenue from Contracts with Customers, and will supersede revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition and certain cost guidance in FASB ASC Topic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts.  ASU 2014-09 requires an entity to recognize revenue when (or as) an entity transfers control of goods or services to a customer at the amount to which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services is transferred to the customer.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements, as well as the most appropriate method of application. However, because this guidance does not significantly impact the treatment of revenue associated with financial instruments, including loans and securities accounted for under other U.S. GAAP, the adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of June 30, 2017 and December 31, 2016 were as follows:

	Available-for-Sale
	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$90,308	$564	$(304)	$90,568
Commercial	72,822	60	(802)	72,080
Obligations of states and political subdivisions	7,131	426	—	7,557
Obligations of U.S. government-sponsored agencies	2,000	2	—	2,002
U.S. Treasury securities	80	—	—	80
Total	$172,341	$1,052	$(1,106)	$172,287

	Held-to-Maturity
	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$16,950	$28	$(55)	$16,923
Obligations of U.S. government-sponsored agencies	9,594	27	(71)	9,550
Obligations of states and political subdivisions	2,000	27	(4)	2,023
Total	$28,544	$82	$(130)	$28,496

	Available-for-Sale
	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$99,922	$490	$(2,003)	$98,409
Commercial	71,761	56	(1,287)	70,530
Obligations of states and political subdivisions	9,759	390	(7)	10,142
Obligations of U.S. government-sponsored agencies	2,000	—	(7)	1,993
Corporate notes	756	—	—	756
U.S. Treasury securities	80	—	—	80
Total	$184,278	$936	$(3,304)	$181,910

	Held-to-Maturity
	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$14,684	$5	$(148)	$14,541
Obligations of U.S. government-sponsored agencies	9,129	13	(222)	8,920
Obligations of states and political subdivisions	2,091	2	(46)	2,047
Total	$25,904	$20	$(416)	$25,508

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of June 30, 2017 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$381	$385	$—	$—
Maturing after one to five years	8,581	8,654	2,230	2,264
Maturing after five to ten years	74,675	74,888	2,908	2,899
Maturing after ten years	88,704	88,360	23,406	23,333
Total	$172,341	$172,287	$28,544	$28,496

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2017 and December 31, 2016.

	Available-for-Sale
	June 30, 2017
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,011	$(273)	$2,086	$(31)
Commercial	32,660	(402)	27,146	(400)
U.S. Treasury securities	80	—	—	—
Total	$79,751	$(675)	$29,232	$(431)

	Held-to-Maturity
	June 30, 2017
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$7,514	$(55)	$—	$—
Obligations of U.S. government-sponsored agencies	7,570	(71)	—	—
Obligations of states and political subdivisions	—	—	547	(4)
Total	$15,084	$(126)	$547	$(4)

	Available-for-Sale
	December 31, 2016
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$85,741	$(1,976)	$1,904	$(27)
Commercial	54,475	(946)	10,721	(341)
Obligations of U.S. government-sponsored agencies	1,993	(7)	—	—
Obligations of states and political subdivisions	434	(7)	—	—
U.S. Treasury securities	80	—	—	—
Total	$142,723	$(2,936)	$12,625	$(368)

	Held-to-Maturity
	December 31, 2016
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$12,776	$(148)	$—	$—
Obligations of U.S. government-sponsored agencies	7,957	(222)	—	—
Obligations of states and political subdivisions	1,628	(46)	—	—
Total	$22,361	$(416)	$—	$—

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

As of June 30, 2017, 22 debt securities had been in a loss position for more than 12 months, and 88 debt securities had been in a loss position for less than 12 months. As of December 31, 2016, 13 debt securities had been in a loss position for more than 12 months, and 130 debt securities had been in a loss position for less than 12 months. As of both June 30, 2017 and December 31, 2016, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of June 30, 2017 and December 31, 2016.

Investment securities available-for-sale with a carrying value of $88.1 million and $87.7 million as of June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes.

No investment securities were sold during the six months ended June 30, 2017; however, certain securities were paid prior to contractual maturity, and the Company realized gains on the prepayment of the securities. Gains realized on prepayment of investment securities were approximately $50 thousand for the six months ended June 30, 2017. Gains realized on sales of securities available-for-sale and prepayments of investment securities were approximately $0.6 million for the year ended December 31, 2016. There were no losses on sales of securities during the six months ended June 30, 2017 or the year ended December 31, 2016.

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

Secured by 1-4 family residential properties – These loans include conventional mortgage loans on one-to-four family residential properties. These properties may serve as the borrower’s primary residence, vacation home or investment property. Also included in this portfolio are home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their homes.

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

As of June 30, 2017 and December 31, 2016, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	June 30, 2017
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$12,424	$—	$12,424
Secured by 1-4 family residential properties	32,227	12,229	44,456
Secured by multi-family residential properties	16,702	—	16,702
Secured by non-farm, non-residential properties	113,037	—	113,037
Other	226	—	226
Commercial and industrial loans	65,087	—	65,087
Consumer loans:
Consumer	5,671	31,920	37,591
Indirect sales	—	52,134	52,134
Total loans	245,374	96,283	341,657
Less: Unearned interest, fees and deferred cost	371	5,855	6,226
Allowance for loan losses	2,526	2,379	4,905
Net loans	$242,477	$88,049	$330,526

	December 31, 2016
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$23,772	$—	$23,772
Secured by 1-4 family residential properties	32,955	13,724	46,679
Secured by multi-family residential properties	16,627	—	16,627
Secured by non-farm, non-residential properties	102,112	—	102,112
Other	234	—	234
Commercial and industrial loans	57,963	—	57,963
Consumer loans:
Consumer	6,206	36,413	42,619
Indirect sales	—	44,775	44,775
Total loans	239,869	94,912	334,781
Less: Unearned interest, fees and deferred cost	218	6,935	7,153
Allowance for loan losses	2,409	2,447	4,856
Net loans	$237,242	$85,530	$322,772

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 54.7% and 56.6% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of June 30, 2017 and December 31, 2016, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with non-related parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of June 30, 2017 and December 31, 2016 were $0.5 million and $2.7 million, respectively. During the six months ended June 30, 2017, there were no new loans to these parties, and repayments by active related parties were $5 thousand. In addition, during the six months ended June 30, 2017, approximately $2.2 million in related party loans were reclassified as unrelated party loans due to the retirement of certain members of the Company’s Board of Directors.  During the year ended December 31, 2016, there was one new loan to a related party, and repayments by active related parties totaled $0.1 million.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses and the related loan balances by loan portfolio segment and loan type as of June 30, 2017 and December 31, 2016:

	Bank
	Six Months Ended June 30, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$535	$304	$88	$903	$2	$527	$50	$—	$2,409
Charge-offs	—	—	—	—	—	(16)	(62)	—	(78)
Recoveries	—	71	—	68	—	12	44	—	195
Provision	(58)	(133)	29	(82)	—	207	37	—	—
Ending balance	$477	$242	$117	$889	$2	$730	$69	$—	$2,526

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$414	$5	$—	$96	$—	$45	$—	$—	$560
Collectively evaluated for impairment	63	237	117	793	2	685	69	—	1,966
Total allowance for loan losses	$477	$242	$117	$889	$2	$730	$69	$—	$2,526
Ending balance of loans receivable:
Individually evaluated for impairment	$1,296	$191	$—	$538	$—	$70	$—	$—	$2,095
Collectively evaluated for impairment	11,128	32,036	16,702	112,499	226	65,017	5,671	—	243,279
Total loans receivable	$12,424	$32,227	$16,702	$113,037	$226	$65,087	$5,671	$—	$245,374

	ALC
	Six Months Ended June 30, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$107	$—	$—	$—	$—	$1,717	$623	$2,447
Charge-offs	—	(17)	—	—	—	—	(1,177)	(345)	(1,539)
Recoveries	—	22	—	—	—	—	264	94	380
Provision	—	(64)	—	—	—	—	886	269	1,091
Ending balance	$—	$48	$—	$—	$—	$—	$1,690	$641	$2,379

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	48	—	—	—	—	1,690	641	2,379
Total allowance for loan losses	$—	$48	$—	$—	$—	$—	$1,690	$641	$2,379
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	12,229	—	—	—	—	31,920	52,134	96,283
Total loans receivable	$—	$12,229	$—	$—	$—	$—	$31,920	$52,134	$96,283

	Bank and ALC
	Six Months Ended June 30, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$535	$411	$88	$903	$2	$527	$1,767	$623	$4,856
Charge-offs	—	(17)	—	—	—	(16)	(1,239)	(345)	(1,617)
Recoveries	—	93	—	68	—	12	308	94	575
Provision	(58)	(197)	29	(82)	—	207	923	269	1,091
Ending balance	$477	$290	$117	$889	$2	$730	$1,759	$641	$4,905

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$414	$5	$—	$96	$—	$45	$—	$—	$560
Collectively evaluated for impairment	63	285	117	793	2	685	1,759	641	4,345
Total allowance for loan losses	$477	$290	$117	$889	$2	$730	$1,759	$641	$4,905
Ending balance of loans receivable:
Individually evaluated for impairment	$1,296	$191	$—	$538	$—	$70	$—	$—	$2,095
Collectively evaluated for impairment	11,128	44,265	16,702	112,499	226	65,017	37,591	52,134	339,562
Total loans receivable	$12,424	$44,456	$16,702	$113,037	$226	$65,087	$37,591	$52,134	$341,657

	Bank
	Year Ended December 31, 2016
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$110	$138	$29	$351	$1	$659	$41	$—	$1,329
Charge-offs	—	(66)	—	(40)	—	(2)	(43)	—	(151)
Recoveries	200	23	—	—	—	73	50	—	346
Provision	225	209	59	592	1	(203)	2	—	885
Ending balance	$535	$304	$88	$903	$2	$527	$50	$—	$2,409

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$423	$5	$—	$107	$—	$—	$—	$—	$535
Collectively evaluated for impairment	112	299	88	796	2	527	50	—	1,874
Total allowance for loan losses	$535	$304	$88	$903	$2	$527	$50	$—	$2,409
Ending balance of loans receivable:
Individually evaluated for impairment	$1,361	$193	$—	$549	$—	$—	$—	$—	$2,103
Collectively evaluated for impairment	22,411	32,762	16,627	101,563	234	57,963	6,206	—	237,766
Total loans receivable	$23,772	$32,955	$16,627	$102,112	$234	$57,963	$6,206	$—	$239,869

	ALC
	Year Ended December 31, 2016
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$250	$—	$—	$—	$—	$1,584	$618	$2,452
Charge-offs	—	(56)	—	—	—	—	(2,218)	(752)	(3,026)
Recoveries	—	39	—	—	—	—	451	220	710
Provision	—	(126)	—	—	—	—	1,900	537	2,311
Ending balance	$—	$107	$—	$—	$—	$—	$1,717	$623	$2,447

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	107	—	—	—	—	1,717	623	2,447
Total allowance for loan losses	$—	$107	$—	$—	$—	$—	$1,717	$623	$2,447
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	13,724	—	—	—	—	36,413	44,775	94,912
Total loans receivable	$—	$13,724	$—	$—	$—	$—	$36,413	$44,775	$94,912

	Bank and ALC
	Year Ended December 31, 2016
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$110	$388	$29	$351	$1	$659	$1,625	$618	$3,781
Charge-offs	—	(122)	—	(40)	—	(2)	(2,261)	(752)	(3,177)
Recoveries	200	62	—	—	—	73	501	220	1,056
Provision	225	83	59	592	1	(203)	1,902	537	3,196
Ending balance	$535	$411	$88	$903	$2	$527	$1,767	$623	$4,856

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$423	$5	$—	$107	$—	$—	$—	$—	$535
Collectively evaluated for impairment	112	406	88	796	2	527	1,767	623	4,321
Total allowance for loan losses	$535	$411	$88	$903	$2	$527	$1,767	$623	$4,856
Ending balance of loans receivable:
Individually evaluated for impairment	$1,361	$193	$—	$549	$—	$—	$—	$—	$2,103
Collectively evaluated for impairment	22,411	46,486	16,627	101,563	234	57,963	42,619	44,775	332,678
Total loans receivable	$23,772	$46,679	$16,627	$102,112	$234	$57,963	$42,619	$44,775	$334,781

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of June 30, 2017.

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$10,961	$—	$1,463	$—	$12,424
Secured by 1-4 family residential properties	31,231	205	791	—	32,227
Secured by multi-family residential properties	16,702	—	—	—	16,702
Secured by non-farm, non-residential properties	110,263	2,236	538	—	113,037
Other	226	—	—	—	226
Commercial and industrial loans	62,717	2,142	228	—	65,087
Consumer loans	5,671	—	—	—	5,671
Total	$237,771	$4,583	$3,020	$—	$245,374

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$12,058	$171	$12,229
Consumer loans:
Consumer	31,123	797	31,920
Indirect sales	51,609	525	52,134
Total	$94,790	$1,493	$96,283

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2016.

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$22,240	$—	$1,532	$—	$23,772
Secured by 1-4 family residential properties	31,995	213	747	—	32,955
Secured by multi-family residential properties	16,627	—	—	—	16,627
Secured by non-farm, non-residential properties	99,082	2,315	715	—	102,112
Other	234	—	—	—	234
Commercial and industrial loans	55,481	2,227	255	—	57,963
Consumer loans	6,126	—	80	—	6,206
Total	$231,785	$4,755	$3,329	$—	$239,869

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$13,507	$217	$13,724
Consumer loans:
Consumer	35,278	1,135	36,413
Indirect sales	44,228	547	44,775
Total	$93,013	$1,899	$94,912

The following tables provide an aging analysis of past due loans by class as of June 30, 2017.

	Bank
	As of June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$12,424	$12,424	$—
Secured by 1-4 family residential properties	32	46	45	123	32,104	32,227	—
Secured by multi-family residential properties	—	—	—	—	16,702	16,702	—
Secured by non-farm, non-residential properties	—	—	—	—	113,037	113,037	—
Other	—	—	—	—	226	226	—
Commercial and industrial loans	22	31	—	53	65,034	65,087	—
Consumer loans	3	24	—	27	5,644	5,671	—
Total	$57	$101	$45	$203	$245,171	$245,374	$—

	ALC
	As of June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	65	83	180	328	11,901	12,229	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	545	302	742	1,589	30,331	31,920	—
Indirect sales	240	171	472	883	51,251	52,134	—
Total	$850	$556	$1,394	$2,800	$93,483	$96,283	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2016.

	Bank
	As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$86	$86	$23,686	$23,772	$—
Secured by 1-4 family residential properties	164	69	145	378	32,577	32,955	—
Secured by multi-family residential properties	—	—	—	—	16,627	16,627	—
Secured by non-farm, non-residential properties	762	—	—	762	101,350	102,112	—
Other	—	—	—	—	234	234	—
Commercial and industrial loans	—	—	14	14	57,949	57,963	—
Consumer loans	—	28	—	28	6,178	6,206	—
Total	$926	$97	$245	$1,268	$238,601	$239,869	$—

	ALC
	As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	61	29	213	303	13,421	13,724	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	441	413	1,104	1,958	34,455	36,413	—
Indirect sales	191	139	489	819	43,956	44,775	—
Total	$693	$581	$1,806	$3,080	$91,832	$94,912	$—

The following table provides an analysis of non-accruing loans by class as of June 30, 2017 and December 31, 2016.

	Loans on Non-Accrual Status
	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$86
Secured by 1-4 family residential properties	507	570
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	36	53
Commercial and industrial loans	16	32
Consumer loans:
Consumer	816	1,676
Indirect sales	472	—
Total loans	$1,847	$2,417

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral at the Bank. At management’s discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends, and economic conditions that may affect the borrower’s ability to pay. At ALC, all real estate loans of $0.1 million or more are identified for impairment analysis.  There are currently no loans at ALC that meet that criteria. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of June 30, 2017, the carrying amount of impaired loans consisted of the following:

	June 30, 2017
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$—	$—	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,296	$1,296	$414
Secured by 1-4 family residential properties	191	191	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	538	538	96
Commercial and industrial	70	70	45
Total loans with an allowance recorded	$2,095	$2,095	$560

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,296	$1,296	$414
Secured by 1-4 family residential properties	191	191	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	538	538	96
Commercial and industrial	70	70	45
Total impaired loans	$2,095	$2,095	$560

As of December 31, 2016, the carrying amount of impaired loans consisted of the following:

	December 31, 2016
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$—	$—	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,361	$1,361	$423
Secured by 1-4 family residential properties	193	193	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	549	549	107
Commercial and industrial	—	—	—
Total loans with an allowance recorded	$2,103	$2,103	$535

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,361	$1,361	$423
Secured by 1-4 family residential properties	193	193	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	549	549	107
Commercial and industrial	—	—	—
Total impaired loans	$2,103	$2,103	$535

The average net investment in impaired loans and interest income recognized and received on impaired loans as of the six months ended June 30, 2017 and the year ended December 31, 2016 were as follows:

	June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,340	$20	$20
Secured by 1-4 family residential properties	192	7	7
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	541	18	18
Commercial and industrial	47	4	2
Total	$2,120	$49	$47

	December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,381	$41	$39
Secured by 1-4 family residential properties	232	14	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	557	33	31
Commercial and industrial	—	—	—
Total	$2,170	$88	$84

Loans on which the accrual of interest has been discontinued amounted to $1.8 million and $2.4 million as of June 30, 2017 and December 31, 2016, respectively. If interest on those loans had been accrued, there would have been $5 thousand and $35 thousand of interest accrued for the periods ended June 30, 2017 and December 31, 2016, respectively. Interest income related to these loans as of June 30, 2017 and December 31, 2016 was $3 thousand and $4 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the six-month period ended June 30, 2017. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of both June 30, 2017 and December 31, 2016, the Company had $0.1 million of non-accruing loans that were previously restructured and that remained on non-accrual status. For the six months ended June 30, 2017, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance. For the year ended December 31, 2016, the Company had $0.3 million in restructured loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans remaining in each loan category as of June 30, 2017 and December 31, 2016 that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	June 30, 2017			December 31, 2016
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	2	$1,960	$1,296	2	$1,960	$1,286
Secured by 1-4 family residential properties	3	318	211	3	318	249
Secured by non-farm, non-residential properties	1	53	39	1	53	41
Commercial loans	2	116	86	2	116	88
Total	8	$2,447	$1,632	8	$2,447	$1,664

As of June 30, 2017 and December 31, 2016, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $8 thousand as of June 30, 2017 and $15 thousand as of December 31, 2016.

5.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or the fair value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity for the six months ended June 30, 2017 and 2016:

	June 30, 2017
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$4,353	$505	$4,858
Transfers from loans	—	68	68
Sales proceeds	(369)	(125)	(494)

Gross gains	14	—	14
Gross losses	(1)	(48)	(49)
Net gains (losses)	13	(48)	(35)
Impairment	(46)	—	(46)
Ending balance	$3,951	$400	$4,351

	June 30, 2016
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$5,327	$711	$6,038
Transfers from loans	269	68	337
Sales proceeds	(629)	(251)	(880)

Gross gains	—	27	27
Gross losses	(23)	(71)	(94)
Net gains (losses)	(23)	(44)	(67)
Impairment	—	(23)	(23)
Ending balance	$4,944	$461	$5,405

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Fair value less estimated cost to sell of foreclosed residential real estate held by the Company was $0.8 million and $1.0 million as of June 30, 2017 and 2016, respectively. In addition, the Company held $0.1 million and $0.2 million in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of June 30, 2017 and 2016, respectively.

6.	INVESTMENT IN LIMITED PARTNERSHIP

The Company holds an investment in an affordable housing project for which it provides funding as a limited partner and has received tax credits related to its investment in the project based on its partnership share. The net assets of the partnership consist primarily of apartment complexes, and the primary liabilities consist of those associated with the operation of the partnership. The Company has determined that this investment requires consolidation as a variable interest entity under ASC Topic 810, Consolidation. The Company holds a 99.9% interest in the limited partnership. Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both June 30, 2017 and December 31, 2016.

7.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less. Short-term borrowings totaled $10.7 million and $10.1 million as of June 30, 2017 and December 31, 2016, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both June 30, 2017 and December 31, 2016, there were no federal funds purchased outstanding, and the Bank had $18.8 million in available unused lines of credit with correspondent banks and the Federal Reserve.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of June 30, 2017 and December 31, 2016 totaled $0.7 million and $0.1 million, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both June 30, 2017 and December 31, 2016, the Bank had $10.0 million in outstanding FHLB advances with original maturities of less than one year.

8.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. The Company had long-term FHLB advances outstanding of $10.0 million and $15.0 million as of June 30, 2017 and December 31, 2016, respectively.

Assets pledged associated with FHLB advances totaled $23.0 million and $28.0 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company had $165.8 million and $155.0 million, respectively, in remaining credit from the FHLB (subject to available collateral).

9.	INCOME TAXES

The provision for income taxes was $0.3 million and $0.2 million for the six-month periods ended June 30, 2017 and 2016, respectively. The Company’s effective tax rate was 24.2% and 23.9%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investments and loan income.

The Company had a net deferred tax asset of $7.7 million and $8.7 million as of June 30, 2017 and December 31, 2016, respectively. The reduction in the net deferred tax asset resulted primarily from the impact of changes in the fair value of securities available-for-sale.

10.	DEFERRED COMPENSATION PLANS

The Bank has entered into supplemental retirement compensation benefits agreements with certain directors and executive officers.  The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.5 million as of both June 30, 2017 and December 31, 2016.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan, which was ratified by shareholders at the annual meeting held on May 11, 2004, permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of June 30, 2017 and December 31, 2016, a total of 102,969 and 114,547 shares of stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors' fees allocated to be paid in shares of stock as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

11.	STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner.  Stock-based compensation expense related to stock awards totaled $0.1 million for both of the six-month periods ended June 30, 2017 and 2016.

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

	2017	2016
Risk-free interest rate	2.23%	1.58%
Expected term	7.5 years	7.5 years
Expected stock price volatility	25.36%	25.25%
Dividend yield	1.50%	1.50%

The following table summarizes the Company's stock option activity for the periods presented.

	Six Months Ended
	June 30, 2017		June 30, 2016
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	272,550	$8.21	175,550	$8.17
Granted	68,600	13.91	97,000	8.30
Exercised	19,316	8.15	—	—
Expired	—	—	—	—
Forfeited	3,333	11.79	—	—
Options outstanding, end of period	318,501	$9.41	272,550	$8.21
Options exercisable, end of period	208,633	$8.20	175,550	$8.17

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.1 million as of both June 30, 2017 and 2016.

Restricted Stock

During the first six months of 2017, 7,533 shares of restricted stock were granted with vesting periods of either one or three years.  No shares of restricted stock were granted during the six months ended June 30, 2016. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of operations for the three- or six-month periods ended June 30, 2017. The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive income totaled $0.2 million as of both June 30, 2017 and December 31, 2016.

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

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended June 30, 2017:
Net interest income	$4,066	$2,988	$3	$—	$7,057
Provision (reduction in reserve) for loan losses	—	576	—	—	576
Total non-interest income	806	237	647	(760)	930
Total non-interest expense	4,422	2,286	310	(155)	6,863
Income before income taxes	450	363	340	(605)	548
Provision for income taxes	103	126	(97)	—	132
Net income	$347	$237	$437	$(605)	$416
Other significant items:
Total assets	$618,431	$91,629	$83,655	$(177,497)	$616,218
Total investment securities	200,751	—	80	—	200,831
Total loans, net	321,797	88,049	—	(79,320)	330,526
Investment in subsidiaries	5	—	78,036	(78,036)	5
Fixed asset additions	3,735	28	—	—	3,763
Depreciation and amortization expense	218	42	—	—	260
Total interest income from external customers	3,506	4,177	—	—	7,683
Total interest income from affiliates	1,189	—	3	(1,192)	—

For the six months ended June 30, 2017:
Net interest income	$7,977	$5,993	$6	$—	$13,976
Provision (reduction in reserve) for loan losses	—	1,091	—	—	1,091
Total non-interest income	1,642	480	1,498	(1,523)	2,097
Total non-interest expense	8,823	4,662	739	(324)	13,900
Income before income taxes	796	720	765	(1,199)	1,082
Provision for income taxes	201	256	(195)	—	262
Net income	$595	$464	$960	$(1,199)	$820
Other significant items:
Fixed asset additions	7,760	90	—	—	7,850
Depreciation and amortization expense	419	83	—	—	502
Total interest income from external customers	6,897	8,296	—	—	15,193
Total interest income from affiliates	2,302	—	6	(2,308)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended June 30, 2016:
Net interest income	$3,683	$3,231	$3	$—	$6,917
Provision (reduction in reserve) for loan losses	(170)	706	—	—	536
Total non-interest income	1,120	342	834	(816)	1,480
Total non-interest expense	4,463	2,478	458	(144)	7,255
Income before income taxes	510	389	379	(672)	606
Provision for income taxes	123	130	(109)	—	144
Net income	$387	$259	$488	$(672)	$462
Other significant items:
Total assets	$603,722	$89,758	$83,936	$(175,662)	$601,754
Total investment securities	213,085	—	80	—	213,165
Total loans, net	290,473	86,006	—	(77,578)	298,901
Investment in subsidiaries	5	—	78,511	(78,511)	5
Fixed asset additions	337	12	—	—	349
Depreciation and amortization expense	191	56	—	—	247
Total interest income from external customers	3,211	4,267	—	—	7,478
Total interest income from affiliates	1,036	—	3	(1,039)	—

For the six months ended June 30, 2016:
Net interest income	$7,281	$6,291	$6	$—	$13,578
Provision (reduction in reserve) for loan losses	(450)	1,153	—	—	703
Total non-interest income	1,842	593	1,508	(1,474)	2,469
Total non-interest expense	8,798	4,904	898	(279)	14,321
Income before income taxes	775	827	616	(1,195)	1,023
Provision for income taxes	171	288	(215)	—	244
Net income	$604	$539	$831	$(1,195)	$779
Other significant items:
Fixed asset additions	3,561	17	—	—	3,578
Depreciation and amortization expense	371	108	—	—	479
Total interest income from external customers	6,335	8,339	—	—	14,674
Total interest income from affiliates	2,048	—	5	(2,053)	—

14.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the six-month periods ended June 30, 2017 and 2016, there were no credit losses associated with derivative contracts.

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

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Standby letters of credit	$180	$183
Commitments to extend credit	$57,476	$41,267

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. As of June 30, 2017 and December 31, 2016, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represent the Bank’s total credit risk in this category, is included in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of both June 30, 2017 and December 31, 2016, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

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

In 2016, the Bank entered into an agreement with a general contractor to manage construction of an office complex on a parcel of land located in the Birmingham, Alabama area that was purchased by the Bank in 2016.  As of June 30, 2017, construction of the office complex was nearing completion.  Approximately $10.1 million in cost had been incurred under the contract with the general contractor as of June 30, 2017 and was included on the balance sheet in premises and equipment.  Remaining contractual commitments with the general contractor totaled $0.6 million.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the six months ended June 30, 2017 or the year ended December 31, 2016.

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

The following table presents assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of June 30, 2017 Using
	Totals At June 30, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$90,568	$—	$90,568	$—
Commercial	72,080	—	72,080	—
Obligations of states and political subdivisions	7,557	—	7,557	—
Obligations of U.S. government-sponsored agencies	2,002	—	2,002	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	293	—	293	—

	Fair Value Measurements as of December 31, 2016 Using
	Totals At December 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$98,409	$—	$98,409	$—
Commercial	70,530	—	70,530	—
Obligations of states and political subdivisions	10,142	—	10,142	—
Obligations of U.S. government-sponsored agencies	1,993	—	1,993	—
Corporate notes	756	—	756	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	346	—	346	—

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

Other Assets

Included within other assets are certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank that have been closed. When an asset is designated as held for sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of impaired loans, OREO and other assets measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016.

	Fair Value Measurements as of June 30, 2017 Using
	Totals At June 30, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$1,535	$—	$—	$1,535
OREO	4,351	—	—	4,351
Other assets	280	—	—	280

	Fair Value Measurements as of December 31, 2016 Using
	Totals At December 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$1,568	$—	$—	$1,568
OREO	4,858	—	—	4,858
Other assets	280	—	—	280

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2017. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of June 30, 2017 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value June 30, 2017	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$1,535	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

OREO	$4,351	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

Other assets	$280	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of the determination date.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$26,727	$26,727	$26,727	$—	$—
Investment securities available-for-sale	172,287	172,287	—	172,287	—
Investment securities held-to-maturity	28,544	28,496	—	28,496	—
Federal Home Loan Bank stock	1,396	1,396	—	—	1,396
Loans, net of allowance for loan losses	330,526	321,440	—	—	321,440
Other liabilities - derivatives	293	293	—	293	—
Liabilities:
Deposits	509,245	508,283	—	508,283	—
Short-term borrowings	10,692	10,692	—	10,692	—
Long-term debt	10,000	10,002	—	10,002	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$23,530	$23,530	$23,530	$—	$—
Investment securities available-for-sale	181,910	181,910	—	181,910	—
Investment securities held-to-maturity	25,904	25,508	—	25,508	—
Federal Home Loan Bank stock	1,581	1,581	—	—	1,581
Loans, net of allowance for loan losses	322,772	319,881	—	—	319,881
Other assets – derivatives	346	346	—	346	—
Liabilities:
Deposits	497,556	497,037	—	497,037	—
Short-term borrowings	10,119	10,119	—	10,119	—
Long-term debt	15,000	14,998	—	14,998	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares”), is a bank holding company with its principal offices in Thomasville, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of June 30, 2017, the Bank operated and served its customers through fifteen banking offices located in Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama, in addition to a loan production office in Jefferson County, Alabama, that opened in April 2016.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC’s principal office is located in Mobile, Alabama. The Bank is the funding source for ALC. As of June 30, 2017, in addition to its principal office, ALC operated twenty-one offices located in Alabama and southeast Mississippi.

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

Delivery of the best possible financial services to customers remains an overall operational focus of Bancshares and its subsidiaries (collectively, the “Company”). We recognize that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 256 full-time equivalent employees, to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2017 to December 31, 2016, while comparing income and expense for the six-month periods ended June 30, 2017 and 2016.

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

EXECUTIVE OVERVIEW

The Company earned net income of $0.06 per diluted common share during the three months ended June 30, 2017, compared to $0.07 per diluted common share during the corresponding three-month period of 2016.   For the six months ended June 30, 2017, net income totaled $0.13 per diluted common share, compared to $0.12 per diluted common share for the corresponding six-month period of 2016.

The composition of earnings changed significantly during both the three- and six-month periods ended June 30, 2017, compared to the corresponding periods of the previous year.  The 2017 results were positively impacted by increased pre-provision net interest income as a result of growth in net loans, as well as decreases in non-interest expenses, including regulatory assessments, insurance expense and occupancy and equipment expense.  By contrast, the 2016 results were bolstered by one-time gains on sale of securities and reductions in loan loss reserves that were not repeated in 2017.

As of June 30, 2017, the Company’s net loans totaled $330.5 million, an increase of $7.8 million and $31.6 million compared to December 31, 2016 and June 30, 2016, respectively.  The majority of loan growth occurred in the Bank’s commercial loan portfolio, and was concentrated in the Bank’s larger metropolitan service territories of Birmingham and Tuscaloosa, Alabama.  The Bank’s commercial loan growth strategy has been focused on these larger metropolitan growth markets over the previous 12 to 24 months.  Consistent with that strategy, during the third quarter of 2017, the Bank substantially completed construction of an office complex along U.S. Highway 280 in Birmingham.  The office complex houses a retail branch of the Bank, as well as the Birmingham commercial lending team and certain members of the Bank’s executive management team.  The office complex is intended to significantly enhance the Bank’s growth opportunities in the Birmingham area.

Additional financial results for the first six months of 2017 are summarized below.

●

For the six months ended June 30, 2017, pre-provision net interest income totaled $14.0 million, compared to $13.6 million during the same period of the previous year.  The increase in net interest income resulted from growth in the loan portfolio. Average loans totaled $325.4 million and $268.0 million during the six months ended June 30, 2017 and 2016, respectively.

●

Due to growth of the loan portfolio, certain investment security assets were redeployed into the loan portfolio upon maturity or prepayment.  As a result of this shift in earning assets to higher-yielding loans, the average balance of the investment securities portfolio (including both available-for-sale and held-to-maturity securities) decreased to $209.9 million for the six months ended June 30, 2017, compared to $236.1 million for the six months ended June 30, 2016.

●

Net yield on interest-earning assets was 5.07% for the six months ended June 30, 2017, compared to 5.15% for the six months ended June 30, 2016.   Yields declined at the Bank and ALC as a result of continued efforts by management at both entities to adhere to practices designed to improve the credit quality of the Company’s loan portfolio.  The Bank’s yield on loans totaled 4.10% for the six months ended June 30, 2017, compared to 4.43% for the first six months of 2016.  ALC’s yield totaled 19.06% and 19.89% during the six months ended June 30, 2017 and 2016, respectively.   The yield reduction at ALC was underscored by a continued mix-shift away from traditional consumer loans to point-of-sale retail lending, which provides higher credit quality, but at reduced yields.   Average cost of funds on deposits and other borrowings was 0.55% and 0.52% during the six months ended June 30, 2017 and 2016, respectively.

●

For the six months ended June 30, 2017, the provision for loan losses totaled $1.1 million, compared to $0.7 million for the six months ended June 30, 2016.  The increase in the provision in 2017 compared to the 2016 period resulted from reductions in reserves that occurred at the Bank in 2016 that were not repeated in 2017.  The allowance for loan losses as a percentage of loans was 1.46% as of June 30, 2017, compared to 1.48% as of December 31, 2016.

●

Non-interest income decreased to $2.1 million for the six months ended June 30, 2017, compared to $2.5 during the corresponding period of 2016.  The decrease was primarily due to reductions in gains on sale and prepayments of investment securities totaling $0.3 million.  In addition, other income decreased by $0.1 million as a result of reductions in certain ancillary service revenues at ALC.

●

Non-interest expense decreased to $13.9 million for the six months ended June 30, 2017, compared to $14.3 million for the corresponding period of 2016.  The decrease was due to reductions in insurance and regulatory assessments, as well as occupancy and equipment expenses, postage, stationery and supplies, and fees for professional services.  These reductions were partially offset by an increase in salary and employee benefits of 3.3% for the six months ended June 30, 2017 compared to the corresponding period of 2016.

●

The Company continued to experience improvement in asset quality metrics during the first six months of 2017.  Non-performing assets, including loans in non-accrual status and OREO, decreased to 1.01% of total assets as of June 30, 2017, compared to 1.20% as of December 31, 2016, and 1.33% as of June 30, 2016.

●	Premises and equipment increased by $7.4 million during the first six months of 2017 due to capital expenditures associated with the Bank’s new office complex in the Birmingham, Alabama area.

●

Deposits increased to $509.2 million as of June 30, 2017, compared to $497.6 million as of December 31, 2016 and $495.6 million as of June 30, 2016.  Short and long-term borrowings totaled $20.7 million as of June 30, 2017, compared to $25.1 million as of December 31, 2016.

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

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Interest income	$7,683	$7,478	$15,193	$14,674
Interest expense	626	561	1,217	1,096
Net interest income	7,057	6,917	13,976	13,578
Provision for loan losses	576	536	1,091	703
Net interest income after provision for loan losses	6,481	6,381	12,885	12,875
Non-interest income	930	1,480	2,097	2,469
Non-interest expense	6,863	7,255	13,900	14,321
Income before income taxes	548	606	1,082	1,023
Provision for income taxes	132	144	262	244
Net income	$416	$462	$820	$779

Net Interest Income

Net interest income is calculated as the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets are comprised of loans at both the Bank and ALC, as well as taxable and nontaxable investments and federal funds sold by the Bank. Interest-bearing liabilities are comprised of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings and long-term debt. Net interest income for the Company increased $0.1 million, or 2.0%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Net interest income for the Company increased $0.4 million, or 2.9%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three- and six-month periods ended June 30, 2017 and 2016. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$237,546	$2,453	4.14%	$191,262	$2,099	4.39%
Loans – ALC (Note A)	88,112	4,177	19.01%	84,595	4,267	20.18%
Taxable investment securities	200,302	918	1.84%	221,737	939	1.69%
Non-taxable investment securities	8,668	80	3.70%	15,105	131	3.47%
Federal funds sold	—	—	—%	923	1	—%
Interest-bearing deposits in banks	21,050	55	1.06%	19,098	41	0.86%
Total interest-earning assets	555,678	7,683	5.55%	532,720	7,478	5.61%
Non-interest-earning assets:
Other assets	55,526			50,015
Total	$611,204			$582,735
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$163,825	$158	0.39%	$148,709	$132	0.35%
Savings deposits	81,459	43	0.21%	78,276	36	0.19%
Time deposits	182,982	367	0.80%	179,572	345	0.77%
Borrowings	19,151	58	1.21%	16,613	48	1.13%
Total interest-bearing liabilities	447,417	626	0.56%	423,170	561	0.53%
Non-interest-bearing liabilities:
Demand deposits	79,040			74,428
Other liabilities	6,717			6,839
Shareholders’ equity	78,030			78,298
Total	$611,204			$582,735
Net interest income (Note B)		$7,057			$6,917
Net yield on interest-earning assets			5.09%			5.19%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $0.5 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively. At ALC, these loans averaged $1.5 million for both of the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.1 million for both of the three-month periods ended June 30, 2017 and 2016. At ALC, loan fees totaled $0.5 million and $0.7 million for the respective periods presented.

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$237,625	$4,830	4.10%	$184,176	$4,080	4.43%
Loans – ALC (Note A)	87,761	8,296	19.06%	83,847	8,339	19.89%
Taxable investment securities	200,536	1,802	1.81%	220,039	1,888	1.72%
Non-taxable investment securities	9,378	170	3.66%	16,018	276	3.45%
Federal funds sold	—	—	—%	1,923	5	0.52%
Interest-bearing deposits in banks	20,396	95	0.94%	21,736	86	0.79%
Total interest-earning assets	555,697	15,193	5.51%	527,739	14,674	5.56%
Non-interest-earning assets:
Other assets	54,602			49,019
Total	$610,299			$576,758
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$161,938	$303	0.38%	$148,049	$270	0.36%
Savings deposits	79,430	80	0.20%	76,903	71	0.19%
Time deposits	183,667	713	0.78%	180,131	695	0.77%
Borrowings	22,358	121	1.09%	13,029	60	0.92%
Total interest-bearing liabilities	447,393	1,217	0.55%	418,112	1,096	0.52%
Non-interest-bearing liabilities:
Demand deposits	78,105			73,241
Other liabilities	7,193			7,666
Shareholders’ equity	77,608			77,739
Total	$610,299			$576,758
Net interest income (Note B)		$13,976			$13,578
Net yield on interest-earning assets			5.07%			5.15%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $0.6 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively. At ALC, these loans averaged $1.5 million and $1.7 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.2 million for both of the six-month periods ended June 30, 2017 and 2016. At ALC, loan fees totaled $1.1 million and $1.0 million for the respective periods presented.

Interest income for the Company increased $0.2 million and $0.5 million comparing the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016. The increase resulted from increases in average loan balances at both the Bank and ALC. The Bank’s average loan balance increased $46.3 million and $53.4 million comparing the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016, while ALC’s average loan balances increased $3.5 million and $3.9 million comparing the three and six months ended June 30, 2017 to the corresponding periods of 2016.  These volume increases were partially offset by decreases in the average balances of taxable and non-taxable investments and federal funds sold. The shift in the mix of earning assets is consistent with management’s ongoing strategy to utilize cash flows from the maturity and paydown of investment securities to fund loan growth as opportunities permit.  The investment portfolio has been structured to provide monthly cash flows through the maturity and paydown of securities in a manner that management believes can continue to fund a substantial portion of loan growth over time.

At both the Bank and ALC, the increases in interest income that resulted from growth in average loans for the three and six months ended June 30, 2017 were partially offset by reductions in yield.  The yield reductions resulted from management’s strategic efforts to focus on problem asset resolution and the improvement of the credit quality of the loan portfolio through the tightening of credit standards at both entities.  These activities have been ongoing for the past several years and have resulted in significant improvement in the credit quality of the loan portfolio, with a corresponding decrease in yield commensurate with reduced risk.

Comparing the three and six months ended June 30, 2017 and 2016, interest expense increased modestly due primarily to increased volume of interest-bearing deposits and borrowings. Average interest-bearing deposits and borrowings increased $21.7 million and $2.5 million, respectively, comparing the three months ended June 30, 2017 to the three months ended June 30, 2016 and increased $20.0 million and $9.3 million, respectively, comparing the six months ended June 30, 2017 to the six months ended June 30, 2016.

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

Provision (Reduction in Reserve) for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The Company’s provision for loan losses was $0.6 million and $1.1 million for the three and six months ended June 30, 2017, respectively, compared to $0.5 million and $0.7 million for the three and six months ended June 30, 2016, respectively.

The following table presents the provision (reduction in reserve) for loan losses for the Bank and ALC for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Bank	$—	$(170)	$—	$(450)
ALC	576	706	1,091	1,153
Total	$576	$536	$1,091	$703

At the Bank, no provision for loan losses was recorded during the three and six months ended June 30, 2017, compared to a reduction in the reserve of $0.2 million and $0.5 million during the three and six months ended June 30, 2016. The Bank experienced net recoveries of $5 thousand and $0.1 million during the three and six months ended June 30, 2017, respectively, compared to $0.2 million and $0.3 million during the three and six months ended June 30, 2016, respectively. The reduction in reserve that was experienced during the second quarter of 2016 resulted from improvement in the overall credit quality of the Bank’s loan portfolio, including declining historical loss rates used in the calculation of the allowance for loan losses. During the second quarter of 2017, the Bank’s historical loss rates remained low; however, given the significant loan growth experienced by the Bank during 2016, management determined it was appropriate to maintain loan loss reserves at higher levels to address inherent uncertainty related to portfolio growth. The Bank’s allowance for loan losses as a percentage of loans totaled 1.03% as of June 30, 2017, compared to 1.01% as of December 31, 2016 and 0.53% as of June 30, 2016.

At ALC, the provision for loan losses decreased to $0.6 million and $1.1 million from $0.7 million and $1.2 million comparing the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016, respectively. The decrease resulted primarily from increased credit quality in ALC’s loan portfolio, resulting in lower historical loss rates used in the calculation of the allowance for loan losses. ALC experienced net charge-offs of $0.6 million and $1.2 million during both the three- and six-month periods ended June 30, 2017 and 2016. ALC’s allowance for loan losses as a percentage of loans totaled 2.63% as of June 30, 2017, compared to 2.78% as of December 31, 2016 and 2.77% as of June 30, 2016.

Based on our evaluation of the loan portfolio, we believe that the allowance for loan losses at both the Bank and ALC is adequate to absorb losses inherent in the loan portfolio as of June 30, 2017. While we believe that the methodologies and calculations that have been used in the determination of the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which the Bank and ALC operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income. Expanded discussion of certain significant non-interest income items and fluctuations is provided below the table.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$461	$426	$35	8.2%	$925	$843	$82	9.7%
Credit insurance commissions and fees	43	162	(119)	(73.5)%	299	314	(15)	(4.8)%
Bank-owned life insurance	106	105	1	1.0%	211	210	1	0.5%
Net gain on sale and prepayment of investment securities	1	396	(395)	(99.7)%	50	398	(348)	(87.4)%
Other income	319	391	(72)	(18.4)%	612	704	(92)	(13.1)%
Total non-interest income	$930	$1,480	$(550)	(37.2)%	$2,097	$2,469	$(372)	(15.1)%

Service Charges and Other Fees on Deposit Accounts

Service charges and other fees are generated on deposit accounts held at the Bank. The increase in this category of non-interest income during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 resulted primarily from increased fees generated from service charges on deposit accounts.  Periodically, management evaluates the fee structure on the Bank’s deposit accounts in order to ensure that fees charged are competitive in the current environment and compliant with regulatory guidance. In addition, management continues to evaluate opportunities for deposit growth through further penetration in existing service territories.  We expect that income from these sources will grow over time as deposit levels grow.  However, there is significant competition amongst financial institutions for deposits.  Accordingly, we cannot predict with certainty the level of revenues that will be derived in this category in the future.

Credit Insurance Commissions and Fees

Credit insurance commissions and fees are generated from credit life and credit accident and health insurance policies offered primarily at ALC to consumer loan customers through FUSB Reinsurance. The decrease in non-interest income in this category during the three months ended June 30, 2017 compared to the corresponding period of 2016 resulted primarily from a focus by ALC management on product lines that do not facilitate the generation of these types of sales.  Although revenues in this category decreased during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, such revenues are generally dependent on the mix of product lines offered at ALC and the specific needs of borowers. Management continues to seek opportunities to grow revenues in this category when opportunities arise based on customer needs and in accordance with regulatory guidelines; however, we cannot predict with certainty the level of revenues that will be derived from this category in the future.

Bank-owned Life Insurance

The Bank utilizes bank-owned life insurance as a tool to offset the cost of certain retirement benefit programs. The income derived from bank-owned life insurance represents the increase in the cash surrender value of the policies (which is generally non-taxable) over the periods presented. The cash surrender value of the policies totaled $14.8 million and $14.6 million as of June 30, 2017 and December 31, 2016, respectively. The insurance policies are adjustable-rate assets with minimum guaranteed rates of interest between 2% and 4%. Accordingly, management does not expect significant fluctuation in the income derived from these assets.

Net Gain on Sale and Prepayment of Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income, and for use as collateral for public deposits and wholesale funding. Management reviews the securities in the investment portfolio periodically and, from time to time, may determine that it is appropriate to sell securities that are designated as securities available-for-sale. When this occurs, a gain or loss is recorded as the difference between the fair value of the security on the date of sale and the security’s carrying value. In addition, a gain may be recognized for prepayment penalties earned by the Company when a security is called by the debtor prior to its maturity date. During the six months ended June 30, 2017, no securities were sold from the investment securities portfolio.  Approximately $50 thousand was recognized during the period as a result of prepayment penalties earned. During the six months ended June 30, 2016, approximately $0.4 million in gains were recognized resulting primarily from the sale of securities available-for-sale. Because determinations of whether to sell investment securities are made by management based on specific facts and circumstances at a given point in time, no assessment can be made as to the level of gains or losses that could be incurred related to sales of investment securities or prepayment penalties in the future.

Other Income

Other non-interest income includes fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards, wire transfers and real estate rental. In addition, other non-interest income is generated at ALC for ancillary services, including ALC’s auto club membership program, which provides members with emergency roadside assistance, lock and key services and reimbursement for emergency travel expenses. The decrease in other non-interest income during the three and six months ended June 30, 2017 compared to the corresponding periods of 2016 resulted primarily from reductions in ACH fees and services at the Bank and in ALC’s auto club membership revenue. Given the nature of the types of revenues categorized as other income, there is uncertainty as to the level of revenue that will be derived from these sources in the future.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated. Expanded discussion of certain significant non-interest expense items and fluctuations is provided below the table.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$4,280	$4,236	$44	1.0%	$8,678	$8,400	$278	3.3%
Net occupancy and equipment expense	693	782	(89)	(11.4)%	1,470	1,551	(81)	(5.2)%
Computer services	312	317	(5)	(1.6)%	698	656	42	6.4%
Insurance expense and assessments	157	251	(94)	(37.5)%	318	520	(202)	(38.8)%
Fees for professional services	230	294	(64)	(21.8)%	463	516	(53)	(10.3)%
Postage, stationery and supplies	150	187	(37)	(19.8)%	304	378	(74)	(19.6)%
Telephone/data communications	201	164	37	22.6%	422	338	84	24.9%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	78	76	2	2.6%	81	90	(9)	(10.0)%
Carrying costs	55	53	2	3.8%	136	156	(20)	(12.8)%
Total other real estate/foreclosure expense	133	129	4	3.1%	217	246	(29)	(11.8)%
Other	707	895	(188)	(21.0)%	1,330	1,716	(386)	(22.5)%
Total non-interest expense	$6,863	$7,255	$(392)	(5.4)%	$13,900	$14,321	$(421)	(2.9)%

Salaries and Employee Benefits

Salaries and employee benefits expense, the largest category of non-interest expense, totaled $2.8 million at the Bank and $1.4 million at ALC for the second quarter of 2017, compared to $2.7 million at the Bank and $1.5 million at ALC during the second quarter of 2016. For the six-month period ended June 30, 2017, salaries and benefits expense totaled $5.7 million at the Bank and $2.9 million at ALC, compared to $5.4 million at the Bank and $3.0 million at ALC for the six-month period ended June 30, 2016. The expense amounts for the Bank are inclusive of salaries and benefits paid to certain members of management and employees for work performed on behalf of Bancshares, as well as current and deferred fees paid to members of the Bank’s and Bancshares’ Boards of Directors. The increase in this category of expense for the second quarter of 2017 compared to the second quarter of 2016 resulted primarily from the addition of reserves for self-insurance, as well as increases in estimated management incentive payments. Effective during the first quarter of 2017, the Company converted to a self-insured healthcare benefits plan for employees of both the Bank and ALC. Over time, we estimate that the self-insured plan will provide cost savings to the Company; however, charges were incurred at the conversion of the plan to establish an accrued liability for the estimated costs to close known claims, as well as claims incurred but not yet reported, as of the balance sheet date.  Management remains committed to providing salaries and benefits packages to employees at competitive levels in order to ensure that we continue to provide quality service to our customers. Accordingly, we expect salaries and employee benefits expense to generally increase commensurate with the employment market over time.

Net Occupancy and Equipment Expense

This category of non-interest expense includes expenses associated with depreciation of buildings, equipment and furniture and fixtures, rent of office space, utilities expense and maintenance and repair costs. The majority of the Bank’s office space is owned, while the majority of ALC’s office space is leased. The decrease in this category for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 resulted primarily from a decrease in maintenance and repair expense at the Bank. Occupancy and equipment expense is expected to increase over time as the Company depreciates expenditures associated with capital improvements. During the three and six months ended June 30, 2017, the Company recorded $3.8 million and $7.9 million, respectively, in additions to premises and equipment. The majority of these expenditures was associated with the purchase of land and construction in process related to an office complex being built for the Bank in the Birmingham, Alabama metropolitan area.  As discussed in the executive overview, during the third quarter of 2017, the Bank substantially completed construction of the office complex, which will house a retail branch of the Bank, as well as the Bank's commercial lending team in Birmingham and certain other officers of the Bank. Approximately 25% of the square footage of the office complex will be utilized by the Bank, with the remainder to be leased to commercial tenants. Based on management's current estimates, it is expected that placement of the office complex into service will result in approximately $0.5 million in additional depreciation expense annually. Upon full lease-up of the office complex, management expects that the majority of depreciation expense, as well as additional operating costs associated with the complex, will be recovered through lease revenue; however, no assurance can be given regarding the office complex being fully leased by third-party tenants or the timing of such third-party leases.

Computer Services

Computer services expenses were primarily associated with core processing at the Bank and ALC. Due to the differing nature of their businesses, the Bank and ALC utilize different core processors. The increase in expense in this category comparing the six months ended June 30, 2017 to the six months ended June 30, 2016 was associated with additional information technology services provided by the Bank’s core processor that significantly enhanced the Bank’s technology platform, including increased protections against data security risk and enhanced disaster recovery planning. Given the rapid pace of technological change, increases in this category of expense are generally expected to occur at a more rapid pace than in other expense categories.

Insurance Expense and Assessments

This category of non-interest expense includes the cost of corporate insurance maintained by the Company, as well as FDIC insurance and state banking assessments.  The Bank pays assessments to the FDIC based on a prescribed regulatory calculation that factors in average total assets and the Company’s supervisory ratings, as determined by regulatory examinations. The decrease in this expense category comparing the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016 resulted primarily from reductions in FDIC assessments. In the near term, based on current regulatory guidelines, this category of expense is expected to decline. However, over a longer-term time horizon, management expects this category of expenses to increase based on growth in the Company’s balance sheet and expansion of the Company’s activities.

Fees for Professional Services

Fees for professional services include fees associated with legal, accounting and auditing, compliance and other consulting services. The decrease in these expenses for the three and six months ended June 30, 2017 compared to the same periods in 2016 resulted primarily from a decrease in professional fees associated with collections and other legal matters, which have decreased over time as a result of the increased credit quality in the Bank’s loan portfolio.  Although we do not anticipate significant fluctuations in this category of expense, we do expect inflationary increases over time, as well as increases associated with increased regulatory oversight and reporting requirements commensurate with the Company’s growth and development.

Postage, Stationery and Supplies

The decrease in expense in this category comparing the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016 resulted from continued efforts by management at the Bank and ALC to manage controllable expenses. We will continue efforts to control these expenses in a prudent manner; however, expense in this category is generally expected to increase over time due to inflationary growth, as well as expanded penetration by the Bank into metropolitan service territories.

Telephone / Data Communications

The increase in this expense category in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily associated with management’s efforts to enhance network and telephone capabilities. During 2016, the Company began efforts to upgrade its computer and telephone network systems. These efforts are expected to create long-term benefits in improved efficiency and technical capabilities that will benefit both the Bank and ALC. In the short-term, however, we expect increases in this category of expenses as the Company continues upgrades.

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

Both OREO write-downs and carrying costs decreased during the six months ended June 30, 2017 compared to the corresponding period of 2016 as a result of continued reduction in the level of OREO at both the Bank and ALC. OREO totaled $4.0 million and $0.4 million at the Bank and ALC, respectively, as of June 30, 2017, compared to $4.9 million and $0.5 million, respectively, as of June 30, 2016, a decrease of $1.0 million for the Company on a consolidated basis.

Although management continued to reduce OREO levels during the six-month period ended June 30, 2017, there is inherent uncertainty with respect to economic conditions and real estate values in certain of the service areas in which both the Bank and ALC operate. In addition, as the level of OREO is reduced, it becomes more difficult to work out remaining OREO at the same pace as previously experienced. Accordingly, continued reduction of carrying costs cannot be expected with any level of certainty. Furthermore, if the national or local economy weakens, or if real estate values decline further in the Company's primary service areas, additional write-downs of existing OREO could be required. Additionally, the pace of migration of properties into OREO could increase, resulting in the potential for increased levels of both write-downs and carrying costs.

Other

This category encompasses a variety of expenses, including advertising and marketing fees, security services, sales and other taxes, employee training, expenses associated with fixed asset write-downs, and other miscellaneous expenses. Comparing the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016, expenses in this category decreased due to reductions in a number of expenses, including marketing and advertising, postage, impairment on closed branch assets, and increases in accident and health policy reserves at ALC. Certain of these reductions are expected to be offset in future quarters; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist.

Provision for Income Taxes

The provision for income taxes was $0.1 million for both of the three-month periods ended June 30, 2017 and 2016. The Company’s effective tax rate was 24.1% for the second quarter of 2017, compared to 23.8% for the second quarter of 2016. For the six months ended June 30, 2017 and 2016, the effective tax rate was 24.2% and 23.9%, respectively. The effective tax rate is expected to fluctuate based on recurring items, such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance. Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis after considering a number of factors, including investment return, credit quality and the consistency of such investments with the Company’s overall strategy. The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared to total pre-tax income.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.9 years and 3.1 years as of June 30, 2017 and December 31, 2016, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of June 30, 2017, available-for-sale securities totaled $172.3 million, or 85.8% of the total investment portfolio, compared to $181.9 million, or 87.5% of the total investment portfolio, as of December 31, 2016. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government-sponsored agencies, obligations of state and political subdivisions and corporate notes.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of June 30, 2017, held-to-maturity securities totaled $28.5 million, or 14.2% of the total investment portfolio, compared to $25.9 million, or 12.5% of the total investment portfolio, as of December 31, 2016. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of state and political subdivisions.

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio category for both the Bank and ALC at the end of each of the most recent five quarters as of June 30, 2017.

	Bank
	2017		2016
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$12,424	$25,853	$23,772	$24,610	$24,306
Secured by 1-4 family residential properties	32,227	32,535	32,955	32,559	33,326
Secured by multi-family residential properties	16,702	16,464	16,627	16,801	5,972
Secured by non-farm, non-residential properties	113,037	97,294	102,112	97,859	105,541
Other	226	230	234	185	190
Commercial and industrial loans	65,087	57,253	57,963	54,459	38,160
Consumer loans	5,671	6,057	6,206	6,335	6,730
Total loans	$245,374	$235,686	$239,869	$232,808	$214,225
Less unearned interest, fees and deferred cost	371	249	218	191	192
Allowance for loan losses	2,526	2,521	2,409	1,216	1,138
Net loans	$242,477	$232,916	$237,242	$231,401	$212,895

	ALC
	2017		2016
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	12,229	12,993	13,724	14,462	15,430
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	31,920	32,892	36,413	35,533	35,879
Indirect sales	52,134	47,196	44,775	45,382	45,007
Total loans	$96,283	$93,081	$94,912	$95,377	$96,316
Less unearned interest, fees and deferred cost	5,855	5,962	6,935	7,205	7,857
Allowance for loan losses	2,379	2,358	2,447	2,452	2,453
Net loans	$88,049	$84,761	$85,530	$85,720	$86,006

The tables below summarize changes in the allowance for loan losses and certain asset quality ratios at the end of each of the most recent five quarters as of June 30, 2017 at both the Bank and ALC.

	Bank
	2017		2016
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,521	$2,409	$1,216	$1,138	$1,068
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	—	—	(56)	(3)	(7)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	(16)	—	(1)	(41)	—
Consumer loans	(60)	(2)	(13)	(3)	(6)
Other loans	—	—	—	—	—
Total charge-offs	(76)	(2)	(70)	(47)	(13)
Recoveries	81	114	28	25	253
Net recoveries (charge-offs)	5	112	(42)	(22)	240
Provision (reduction in reserve) for loan losses	—	—	1,235	100	(170)
Ending balance	$2,526	$2.521	$2,409	$1,216	$1,138
as a % of loans	1.03%	1.07%	1.01%	0.52%	0.53%

	ALC
	2017		2016
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,358	$2,447	$2,452	$2,453	$2,307
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(4)	(13)	(7)	(28)	(16)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans:
Consumer	(569)	(658)	(398)	(596)	(595)
Indirect sales	(160)	(135)	(354)	(111)	(151)
Other loans	—	—	—	—	—
Total charge-offs	(733)	(806)	(759)	(735)	(762)
Recoveries	178	202	176	154	202
Net recoveries (charge-offs)	(555)	(604)	(583)	(581)	(560)
Provision (reduction in reserve) for loan losses	576	515	578	580	706
Ending balance	$2,379	$2,358	$2,447	$2,452	$2,453
as a % of loans	2.63%	2.71%	2.78%	2.78%	2.77%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of June 30, 2017 were as follows:

	Consolidated
	2017		2016
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$1,847	$2,205	$2,417	$2,266	$2,619
Other real estate owned	4,351	4,587	4,858	5,391	5,405
Total	$6,198	$6,792	$7,275	$7,657	$8,024
Nonperforming assets as a percentage of loans and other real estate	1.82%	2.08%	2.19%	2.37%	2.61%
Nonperforming assets as a percentage of total assets	1.01%	1.10%	1.20%	1.28%	1.33%

	Bank
	2017		2016
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$343	$609	$603	$766	$1,086
Other real estate owned	3,951	4,161	4,353	4,887	4,944
Total	$4,294	$4,770	$4,956	$5,653	$6,030
Nonperforming assets as a percentage of loans and other real estate	1.72%	1.99%	2.03%	2.38%	2.75%
Nonperforming assets as a percentage of total assets	0.69%	0.77%	0.81%	0.94%	1.00%

	ALC
	2017		2016
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$1,504	$1,596	$1,814	$1,500	$1,533
Other real estate owned	400	426	505	504	461
Total	$1,904	$2,022	$2,319	$2,004	$1,994
Nonperforming assets as a percentage of loans and other real estate	2.10%	2.31%	2.62%	2.26%	2.24%
Nonperforming assets as a percentage of total assets	2.08%	2.29%	2.59%	2.24%	2.22%

Deposits

Total deposits increased by 2.3% to $509.2 million as of June 30, 2017, from $497.6 million as of December 31, 2016. Core deposits, which exclude time deposits of $0.25 million or more, provide a relatively stable funding source that supports earning assets. Core deposits totaled $476.2 million, or 93.5% of total deposits, as of June 30, 2017, compared to $461.8 million, or 92.8% of total deposits, as of December 31, 2016.

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

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase, and FHLB advances. This category continues to be utilized as an alternative source of funds. During the second quarter of 2017, these borrowings represented 4.3% of average interest-bearing liabilities, compared to 3.9% in the second quarter of 2016.

Shareholders’ Equity

The Company has historically placed great emphasis on maintaining its strong capital base. As of June 30, 2017, shareholders’ equity totaled $78.4 million, or 12.7% of total assets, compared to $76.2 million, or 12.6% of total assets, as of December 31, 2016. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The increase in shareholders’ equity during the period ended June 30, 2017 resulted from increases in accumulated other comprehensive income related to changes in the fair value of investment securities available-for-sale. The fair value of the available-for-sale portfolio fluctuates based primarily on changes in interest rates. Accordingly, the net unrealized gains during the second quarter of 2017 are not necessarily indicative of future performance of the portfolio.

The Company’s Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During each of the three-month periods ended June 30, 2017 and 2016, the Company declared dividends of $0.02 per common share, or approximately $0.1 million in aggregate amount.

As of June 30, 2017 and December 31, 2016, the Company retained approximately $20.5 million and $20.8 million in treasury stock, respectively. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2017. There are 242,303 shares available for repurchase under this program, at management’s discretion. No shares were purchased under this program to date in 2017 or in 2016.

As of June 30, 2017 and December 31, 2016, a total of 102,969 and 114,547 shares of stock, respectively, were deferred in connection with the Company’s Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of common stock. All deferred fees, whether in the form of cash or shares of stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors' fees allocated to be paid in shares of stock as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $119.9 million as of June 30, 2017 and $127.3 million as of December 31, 2016. Investment securities forecasted to mature or reprice in one year or less are estimated to be $11.1 million of the investment portfolio as of June 30, 2017.

Although the majority of the securities portfolio has legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of June 30, 2017, the investment securities portfolio had an estimated average life of 2.94 years, and approximately 83.76% of the portfolio (including both available-for-sale and held-to-maturity investments) was expected to be repaid within five years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of June 30, 2017 and December 31, 2016, the Company had $20.0 million and $25.0 million, respectively, in outstanding borrowings under FHLB advances. The Company had up to $165.8 million and $155.0 million in remaining unused credit from the FHLB (subject to available collateral) as of June 30, 2017 and December 31, 2016, respectively. In addition, the Company had $18.8 million in unused established federal funds lines as of both June 30, 2017 and December 31, 2016.

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

Financial simulation models are the primary tools used by the Asset/Liability Committee of the Bank's board of directors to measure interest rate exposure. Using a wide range of scenarios, management is provided with extensive information on the potential impact on net interest income caused by changes in interest rates. In these simulations, assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of the Company’s balance sheet resulting from both strategic plans and customer behavior. Simulation models also incorporate management’s assumptions regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.

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

See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of Bancshares' Annual Report on Form 10-K as of and for the year ended December 31, 2016 for additional disclosures related to market risk. Management’s evaluation as of June 30, 2017 did not indicate any significant increase in the Company’s exposure to market risk from those disclosed as of December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Bancshares maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bancshares’ reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Bancshares’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2017, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of June 30, 2017, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the second quarter of 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
April 1 – April 30	—		$—	—	242,303
May 1 – May 31	1,305		$11.18	—	242,303
June 1 – June 30	—		$—	—	242,303
Total	1,305	(2)	$11.18	—	242,303

(1)

On December 16, 2016, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of its common stock. The expiration date of the extended repurchase program is December 31, 2017. As of June 30, 2017, there were 242,303 shares still available for purchase under the program.

(2)	1,305 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the second quarter of 2017.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: August 9, 2017

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Certificate of Incorporation of United Security Bancshares, Inc. (incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-14549), as filed on November 12, 1999).

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.