Form 10-Q
period 2017-09-30
FIRST US BANCSHARES INC
filed 2017-11-08
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 0-14549

First US Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0843362
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3291 U.S. Highway 280 Birmingham, AL	35243
(Address of Principal Executive Offices)	(Zip Code)

(205) 582-1200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2017
Common Stock, $0.01 par value	6,077,354 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$8,705	$7,018
Interest-bearing deposits in banks	23,849	16,512
Total cash and cash equivalents	32,554	23,530
Investment securities available-for-sale, at fair value	158,425	181,910
Investment securities held-to-maturity, at amortized cost	27,377	25,904
Federal Home Loan Bank stock, at cost	1,396	1,581
Loans, net of allowance for loan losses of $4,808 and $4,856, respectively	338,026	322,772
Premises and equipment, net	26,242	18,340
Cash surrender value of bank-owned life insurance	14,843	14,603
Accrued interest receivable	1,877	1,987
Other real estate owned	3,819	4,858
Other assets	10,040	11,407
Total assets	$614,599	$606,892
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$508,385	$497,556
Accrued interest expense	281	241
Other liabilities	6,444	7,735
Short-term borrowings	10,635	10,119
Long-term debt	10,000	15,000
Total liabilities	535,745	530,651
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,341,556 and 7,329,060 shares issued, respectively; 6,077,354 and 6,043,102 shares outstanding, respectively	73	73
Surplus	10,657	10,786
Accumulated other comprehensive income (loss), net of tax	25	(1,277)
Retained earnings	88,525	87,434
Less treasury stock: 1,264,202 and 1,285,958 shares at cost, respectively	(20,414)	(20,764)
Noncontrolling interest	(12)	(11)
Total shareholders’ equity	78,854	76,241
Total liabilities and shareholders’ equity	$614,599	$606,892

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$6,802	$6,773	$19,928	$19,192
Interest on investment securities	1,018	987	3,085	3,242
Total interest income	7,820	7,760	23,013	22,434

Interest expense:
Interest on deposits	617	532	1,713	1,568
Interest on borrowings	68	55	189	115
Total interest expense	685	587	1,902	1,683

Net interest income	7,135	7,173	21,111	20,751

Provision for loan losses	373	680	1,464	1,383

Net interest income after provision for loan losses	6,762	6,493	19,647	19,368

Non-interest income:
Service and other charges on deposit accounts	481	463	1,406	1,306
Credit insurance income	160	256	459	570
Net gain on sales and prepayments of investment securities	178	259	228	657
Other income, net	417	589	1,240	1,503
Total non-interest income	1,236	1,567	3,333	4,036

Non-interest expense:
Salaries and employee benefits	4,370	4,334	13,048	12,734
Net occupancy and equipment	806	830	2,276	2,381
Other real estate/foreclosure expense, net	244	124	461	370
Other expense	1,770	2,060	5,305	6,184
Total non-interest expense	7,190	7,348	21,090	21,669

Income before income taxes	808	712	1,890	1,735
Provision for income taxes	173	162	435	406
Net income	$635	$550	$1,455	$1,329
Basic net income per share	$0.10	$0.09	$0.24	$0.22
Diluted net income per share	$0.10	$0.09	$0.22	$0.21
Dividends per share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income	$635	$550	$1,455	$1,329
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during period, net of tax expense (benefit) of $(7), $(39), $864 and $656, respectively	(12)	(66)	1,481	1,125
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax expense of $66, $93, $84 and $238, respectively	(113)	(160)	(144)	(410)
Unrealized holding gains (losses) arising during the period on effective cash flow hedge derivatives, net of tax expense (benefit) of $(1), $34, $(20) and $(48), respectively	(1)	57	(35)	(82)
Other comprehensive income (loss)	(126)	(169)	1,302	633
Total comprehensive income	$509	$381	$2,757	$1,962

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$1,455	$1,329
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	781	726
Provision for loan losses	1,464	1,383
Deferred income tax provision	231	368
Net gain on sale and prepayment of investment securities	(228)	(657)
Stock-based compensation expense	262	218
Net amortization of securities	869	1,163
Net loss on premises and equipment and other real estate	453	573
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	110	(14)
Decrease in other assets	57	224
Increase in accrued interest expense	40	51
Decrease in other liabilities	(114)	(27)
Net cash provided by operating activities	5,380	5,337
Cash flows from investing activities:
Purchases of investment securities, available-for-sale	(15,254)	(49,236)
Purchases of investment securities, held-to-maturity	(4,696)	(13,850)
Proceeds from sales of investment securities, available-for-sale	1,749	30,439
Proceeds from maturities and prepayments of investment securities, available-for-sale	38,570	37,131
Proceeds from maturities and prepayments of investment securities, held-to-maturity	3,119	17,779
Net decrease (increase) in Federal Home Loan Bank stock	185	(343)
Proceeds from the sale of premises and equipment and other real estate	1,215	1,208
Net change in loan portfolio	(17,326)	(64,081)
Purchases of premises and equipment	(9,858)	(4,554)
Net cash used in investing activities	(2,296)	(45,507)
Cash flows from financing activities:
Net increase in customer deposits	10,829	14,570
Net increase (decrease) in other borrowings	516	(2,017)
Net increase (decrease) in Federal Home Loan Bank advances	(5,000)	10,000
Net share-based compensation transactions	(41)	—
Dividends paid	(364)	(362)
Net cash provided by financing activities	5,940	22,191
Net increase (decrease) in cash and cash equivalents	9,024	(17,979)
Cash and cash equivalents, beginning of period	23,530	44,072
Cash and cash equivalents, end of period	$32,554	$26,093
Supplemental disclosures:
Cash paid for:
Interest	$1,862	$1,632
Income taxes	77	85
Non-cash transactions:
Assets acquired in settlement of loans	608	1,009
Reissuance of treasury stock as compensation	$350	$53

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

Net Income Per Share and Comprehensive Income

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the effect of potentially dilutive stock awards outstanding during the period. The dilutive shares consist of nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to Bancshares’ 2013 Incentive Plan (the “2013 Incentive Plan”) previously approved by Bancshares’ shareholders. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic shares	6,176,381	6,151,701	6,170,892	6,147,325
Dilutive shares	320,501	272,550	320,501	272,550
Diluted shares	6,496,882	6,424,251	6,491,393	6,419,875

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in Thousands, Except Per Share Data)
Net income	$635	$550	$1,455	$1,329
Basic net income per share	$0.10	$0.09	$0.24	$0.22
Diluted net income per share	$0.10	$0.09	$0.22	$0.21

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

Accounting Standards Update (“ASU”) 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Institutions will be required to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, Revenue from Contracts with Customers, and will supersede revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition and certain cost guidance in FASB ASC Topic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts.  ASU 2014-09 requires an entity to recognize revenue when (or as) an entity transfers control of goods or services to a customer at the amount to which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services is transferred to the customer.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for interim and annual periods beginning after December 15, 2017.  Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements, as well as the most appropriate method of application.  However, because this guidance does not apply to revenue associated with financial instruments, including loans and securities accounted for under other U.S. GAAP, the adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.  Further, management has determined that the adoption of this ASU for revenue streams reported within non-interest income that are within the scope of the accounting standard will not materially impact the Company’s consolidated financial statements.

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of September 30, 2017 and December 31, 2016 were as follows:

	Available-for-Sale
	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$83,391	$477	$(318)	$83,550
Commercial	67,781	62	(705)	67,138
Obligations of states and political subdivisions	5,424	231	—	5,655
Obligations of U.S. government-sponsored agencies	2,000	2	—	2,002
U.S. Treasury securities	80	—	—	80
Total	$158,676	$772	$(1,023)	$158,425

	Held-to-Maturity
	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$15,976	$18	$(61)	$15,933
Obligations of U.S. government-sponsored agencies	9,458	25	(79)	9,404
Obligations of states and political subdivisions	1,943	26	(3)	1,966
Total	$27,377	$69	$(143)	$27,303

	Available-for-Sale
	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$99,922	$490	$(2,003)	$98,409
Commercial	71,761	56	(1,287)	70,530
Obligations of states and political subdivisions	9,759	390	(7)	10,142
Obligations of U.S. government-sponsored agencies	2,000	—	(7)	1,993
Corporate notes	756	—	—	756
U.S. Treasury securities	80	—	—	80
Total	$184,278	$936	$(3,304)	$181,910

	Held-to-Maturity
	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$14,684	$5	$(148)	$14,541
Obligations of U.S. government-sponsored agencies	9,129	13	(222)	8,920
Obligations of states and political subdivisions	2,091	2	(46)	2,047
Total	$25,904	$20	$(416)	$25,508

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of September 30, 2017 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$490	$496	$—	$—
Maturing after one to five years	8,674	8,723	2,048	2,079
Maturing after five to ten years	71,462	71,596	2,904	2,899
Maturing after ten years	78,050	77,610	22,425	22,325
Total	$158,676	$158,425	$27,377	$27,303

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2017 and December 31, 2016.

	Available-for-Sale
	September 30, 2017
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$38,784	$(115)	$14,350	$(203)
Commercial	19,576	(145)	37,291	(560)
U.S. Treasury securities	80	—	—	—
Total	$58,440	$(260)	$51,641	$(763)

	Held-to-Maturity
	September 30, 2017
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$9,643	$(58)	$423	$(3)
Obligations of U.S. government-sponsored agencies	3,217	(27)	4,345	(52)
Obligations of states and political subdivisions	—	—	543	(3)
Total	$12,860	$(85)	$5,311	$(58)

	Available-for-Sale
	December 31, 2016
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$85,741	$(1,976)	$1,904	$(27)
Commercial	54,475	(946)	10,721	(341)
Obligations of U.S. government-sponsored agencies	1,993	(7)	—	—
Obligations of states and political subdivisions	434	(7)	—	—
U.S. Treasury securities	80	—	—	—
Total	$142,723	$(2,936)	$12,625	$(368)

	Held-to-Maturity
	December 31, 2016
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$12,776	$(148)	$—	$—
Obligations of U.S. government-sponsored agencies	7,957	(222)	—	—
Obligations of states and political subdivisions	1,628	(46)	—	—
Total	$22,361	$(416)	$—	$—

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

As of September 30, 2017, 46 debt securities had been in a loss position for more than 12 months, and 75 debt securities had been in a loss position for less than 12 months. As of December 31, 2016, 13 debt securities had been in a loss position for more than 12 months, and 130 debt securities had been in a loss position for less than 12 months. As of both September 30, 2017 and December 31, 2016, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of September 30, 2017 and December 31, 2016.

Investment securities available-for-sale with a carrying value of $87.1 million and $87.7 million as of September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes.

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

Indirect sales – This portfolio segment includes loans secured by collateral that is purchased by consumers at retail stores with whom ALC has an established relationship to provide financing for retail products sold, if applicable underwriting standards are met.

As of September 30, 2017 and December 31, 2016, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	September 30, 2017
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$20,213	$—	$20,213
Secured by 1-4 family residential properties	35,125	11,490	46,615
Secured by multi-family residential properties	16,498	—	16,498
Secured by non-farm, non-residential properties	107,679	—	107,679
Other	223	—	223
Commercial and industrial loans	66,320	—	66,320
Consumer loans:
Consumer	5,431	35,650	41,081
Indirect sales	—	50,553	50,553
Total loans	251,489	97,693	349,182
Less: Unearned interest, fees and deferred cost	367	5,981	6,348
Allowance for loan losses	2,422	2,386	4,808
Net loans	$248,700	$89,326	$338,026

	December 31, 2016
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$23,772	$—	$23,772
Secured by 1-4 family residential properties	32,955	13,724	46,679
Secured by multi-family residential properties	16,627	—	16,627
Secured by non-farm, non-residential properties	102,112	—	102,112
Other	234	—	234
Commercial and industrial loans	57,963	—	57,963
Consumer loans:
Consumer	6,206	36,413	42,619
Indirect sales	—	44,775	44,775
Total loans	239,869	94,912	334,781
Less: Unearned interest, fees and deferred cost	218	6,935	7,153
Allowance for loan losses	2,409	2,447	4,856
Net loans	$237,242	$85,530	$322,772

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 54.8% and 56.6% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of September 30, 2017 and December 31, 2016, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with non-related parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of September 30, 2017 and December 31, 2016 were $0.5 million and $2.7 million, respectively. During the nine months ended September 30, 2017, there were no new loans to these parties, and repayments by active related parties were $7 thousand. In addition, during the nine months ended September 30, 2017, approximately $2.5 million in related party loans were reclassified as unrelated party loans due to the retirement of certain members of the Company’s Board of Directors.  During the year ended December 31, 2016, there was one new loan to a related party, and repayments by active related parties totaled $0.1 million.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses and the related loan balances by loan portfolio segment and loan type as of September 30, 2017 and December 31, 2016.

	Bank
	Nine Months Ended September 30, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$535	$304	$88	$903	$2	$527	$50	$—	$2,409
Charge-offs	—	—	—	—	—	(16)	(63)	—	(79)
Recoveries	—	85	—	69	—	16	52	—	222
Provision	(328)	(141)	27	(142)	—	440	14	—	(130)
Ending balance	$207	$248	$115	$830	$2	$967	$53	$—	$2,422

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$62	$5	$—	$55	$—	$72	$—	$—	$194
Collectively evaluated for impairment	145	243	115	775	2	895	53	—	2,228
Total allowance for loan losses	$207	$248	$115	$830	$2	$967	$53	$—	$2,422
Ending balance of loans receivable:
Individually evaluated for impairment	$86	$189	$—	$535	$—	$70	$—	$—	$880
Collectively evaluated for impairment	20,127	34,936	16,498	107,144	223	66,250	5,431	—	250,609
Total loans receivable	$20,213	$35,125	$16,498	$107,679	$223	$66,320	$5,431	$—	$251,489

	ALC
	Nine Months Ended September 30, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$107	$—	$—	$—	$—	$1,717	$623	$2,447
Charge-offs	—	(27)	—	—	—	—	(1,721)	(445)	(2,193)
Recoveries	—	28	—	—	—	—	435	75	538
Provision	—	(5)	—	—	—	—	1,134	465	1,594
Ending balance	$—	$103	$—	$—	$—	$—	$1,565	$718	$2,386

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	103	—	—	—	—	1,565	718	2,386
Total allowance for loan losses	$—	$103	$—	$—	$—	$—	$1,565	$718	$2,386
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	11,490	—	—	—	—	35,650	50,553	97,693
Total loans receivable	$—	$11,490	$—	$—	$—	$—	$35,650	$50,553	$97,693

	Bank and ALC
	Nine Months Ended September 30, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$535	$411	$88	$903	$2	$527	$1,767	$623	$4,856
Charge-offs	—	(27)	—	—	—	(16)	(1,784)	(445)	(2,272)
Recoveries	—	113	—	69	—	16	487	75	760
Provision	(328)	(146)	27	(142)	—	440	1,148	465	1,464
Ending balance	$207	$351	$115	$830	$2	$967	$1,618	$718	$4,808

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$62	$5	$—	$55	$—	$72	$—	$—	$194
Collectively evaluated for impairment	145	346	115	775	2	895	1,618	718	4,614
Total allowance for loan losses	$207	$351	$115	$830	$2	$967	$1,618	$718	$4,808
Ending balance of loans receivable:
Individually evaluated for impairment	$86	$189	$—	$535	$—	$70	$—	$—	$880
Collectively evaluated for impairment	20,127	46,426	16,498	107,144	223	66,250	41,081	50,553	348,302
Total loans receivable	$20,213	$46,615	$16,498	$107,679	$223	$66,320	$41,081	$50,553	$349,182

	Bank
	Year Ended December 31, 2016
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$110	$138	$29	$351	$1	$659	$41	$—	$1,329
Charge-offs	—	(66)	—	(40)	—	(2)	(43)	—	(151)
Recoveries	200	23	—	—	—	73	50	—	346
Provision	225	209	59	592	1	(203)	2	—	885
Ending balance	$535	$304	$88	$903	$2	$527	$50	$—	$2,409

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$423	$5	$—	$107	$—	$—	$—	$—	$535
Collectively evaluated for impairment	112	299	88	796	2	527	50	—	1,874
Total allowance for loan losses	$535	$304	$88	$903	$2	$527	$50	$—	$2,409
Ending balance of loans receivable:
Individually evaluated for impairment	$1,361	$193	$—	$549	$—	$—	$—	$—	$2,103
Collectively evaluated for impairment	22,411	32,762	16,627	101,563	234	57,963	6,206	—	237,766
Total loans receivable	$23,772	$32,955	$16,627	$102,112	$234	$57,963	$6,206	$—	$239,869

	ALC
	Year Ended December 31, 2016
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$250	$—	$—	$—	$—	$1,584	$618	$2,452
Charge-offs	—	(56)	—	—	—	—	(2,218)	(752)	(3,026)
Recoveries	—	39	—	—	—	—	451	220	710
Provision	—	(126)	—	—	—	—	1,900	537	2,311
Ending balance	$—	$107	$—	$—	$—	$—	$1,717	$623	$2,447

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	107	—	—	—	—	1,717	623	2,447
Total allowance for loan losses	$—	$107	$—	$—	$—	$—	$1,717	$623	$2,447
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	13,724	—	—	—	—	36,413	44,775	94,912
Total loans receivable	$—	$13,724	$—	$—	$—	$—	$36,413	$44,775	$94,912

	Bank and ALC
	Year Ended December 31, 2016
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$110	$388	$29	$351	$1	$659	$1,625	$618	$3,781
Charge-offs	—	(122)	—	(40)	—	(2)	(2,261)	(752)	(3,177)
Recoveries	200	62	—	—	—	73	501	220	1,056
Provision	225	83	59	592	1	(203)	1,902	537	3,196
Ending balance	$535	$411	$88	$903	$2	$527	$1,767	$623	$4,856

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$423	$5	$—	$107	$—	$—	$—	$—	$535
Collectively evaluated for impairment	112	406	88	796	2	527	1,767	623	4,321
Total allowance for loan losses	$535	$411	$88	$903	$2	$527	$1,767	$623	$4,856
Ending balance of loans receivable:
Individually evaluated for impairment	$1,361	$193	$—	$549	$—	$—	$—	$—	$2,103
Collectively evaluated for impairment	22,411	46,486	16,627	101,563	234	57,963	42,619	44,775	332,678
Total loans receivable	$23,772	$46,679	$16,627	$102,112	$234	$57,963	$42,619	$44,775	$334,781

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of September 30, 2017.

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$19,939	$—	$274	$—	$20,213
Secured by 1-4 family residential properties	34,069	201	855	—	35,125
Secured by multi-family residential properties	16,498	—	—	—	16,498
Secured by non-farm, non-residential properties	102,264	4,884	531	—	107,679
Other	223	—	—	—	223
Commercial and industrial loans	63,995	2,105	220	—	66,320
Consumer loans	5,366	—	65	—	5,431
Total	$242,354	$7,190	$1,945	$—	$251,489

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$11,292	$198	$11,490
Consumer loans:
Consumer	34,609	1,041	35,650
Indirect sales	50,168	385	50,553
Total	$96,069	$1,624	$97,693

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2016.

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$22,240	$—	$1,532	$—	$23,772
Secured by 1-4 family residential properties	31,995	213	747	—	32,955
Secured by multi-family residential properties	16,627	—	—	—	16,627
Secured by non-farm, non-residential properties	99,082	2,315	715	—	102,112
Other	234	—	—	—	234
Commercial and industrial loans	55,481	2,227	255	—	57,963
Consumer loans	6,126	—	80	—	6,206
Total	$231,785	$4,755	$3,329	$—	$239,869

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$13,507	$217	$13,724
Consumer loans:
Consumer	35,278	1,135	36,413
Indirect sales	44,228	547	44,775
Total	$93,013	$1,899	$94,912

The following tables provide an aging analysis of past due loans by class as of September 30, 2017.

	Bank
	As of September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$23	$—	$—	$23	$20,190	$20,213	$—
Secured by 1-4 family residential properties	149	—	91	240	34,885	35,125	—
Secured by multi-family residential properties	—	—	—	—	16,498	16,498	—
Secured by non-farm, non-residential properties	15	117	—	132	107,547	107,679	—
Other	—	—	—	—	223	223	—
Commercial and industrial loans	31	—	—	31	66,289	66,320	—
Consumer loans	—	—	23	23	5,408	5,431	—
Total	$218	$117	$114	$449	$251,040	$251,489	$—

	ALC
	As of September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	73	70	71	214	11,276	11,490	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	506	433	1,016	1,955	33,695	35,650	—
Indirect sales	214	221	383	818	49,735	50,553	—
Total	$793	$724	$1,470	$2,987	$94,706	$97,693	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2016.

	Bank
	As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$86	$86	$23,686	$23,772	$—
Secured by 1-4 family residential properties	164	69	145	378	32,577	32,955	—
Secured by multi-family residential properties	—	—	—	—	16,627	16,627	—
Secured by non-farm, non-residential properties	762	—	—	762	101,350	102,112	—
Other	—	—	—	—	234	234	—
Commercial and industrial loans	—	—	14	14	57,949	57,963	—
Consumer loans	—	28	—	28	6,178	6,206	—
Total	$926	$97	$245	$1,268	$238,601	$239,869	$—

	ALC
	As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	61	29	213	303	13,421	13,724	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	441	413	1,104	1,958	34,455	36,413	—
Indirect sales	191	139	489	819	43,956	44,775	—
Total	$693	$581	$1,806	$3,080	$91,832	$94,912	$—

The following table provides an analysis of non-accruing loans by class as of September 30, 2017 and December 31, 2016.

	Loans on Non-Accrual Status
	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$86
Secured by 1-4 family residential properties	418	570
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	33	53
Commercial and industrial loans	14	32
Consumer loans:
Consumer	1,106	1,676
Indirect sales	385	—
Total loans	$1,956	$2,417

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral at the Bank. At management’s discretion, additional loans may be impaired based on homogeneous factors, such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect a borrower’s ability to pay. At ALC, all real estate loans of $0.1 million or more are identified for impairment analysis.  There are currently no loans at ALC that meet that criteria. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of September 30, 2017, the carrying amount of impaired loans consisted of the following:

	September 30, 2017
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$—	$—	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$86	$86	$62
Secured by 1-4 family residential properties	189	189	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	535	535	55
Commercial and industrial	70	70	72
Total loans with an allowance recorded	$880	$880	$194

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$86	$86	$62
Secured by 1-4 family residential properties	189	189	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	535	535	55
Commercial and industrial	70	70	72
Total impaired loans	$880	$880	$194

As of December 31, 2016, the carrying amount of impaired loans consisted of the following:

	December 31, 2016
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$—	$—	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$1,361	$1,361	$423
Secured by 1-4 family residential properties	193	193	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	549	549	107
Commercial and industrial	—	—	—
Total loans with an allowance recorded	$2,103	$2,103	$535

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$1,361	$1,361	$423
Secured by 1-4 family residential properties	193	193	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	549	549	107
Commercial and industrial	—	—	—
Total impaired loans	$2,103	$2,103	$535

The average net investment in impaired loans and interest income recognized and received on impaired loans as of the nine months ended September 30, 2017 and the year ended December 31, 2016 were as follows:

	September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,183	$1	$1
Secured by 1-4 family residential properties	191	10	11
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	539	27	25
Commercial and industrial	55	6	3
Total	$1,968	$44	$40

	December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,381	$41	$39
Secured by 1-4 family residential properties	232	14	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	557	33	31
Commercial and industrial	—	—	—
Total	$2,170	$88	$84

Loans on which the accrual of interest has been discontinued amounted to $2.0 million and $2.4 million as of September 30, 2017 and December 31, 2016, respectively. If interest on those loans had been accrued, there would have been $5 thousand and $35 thousand of interest accrued for the periods ended September 30, 2017 and December 31, 2016, respectively. Interest income related to these loans as of September 30, 2017 and December 31, 2016 was $3 thousand and $4 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the nine-month period ended September 30, 2017. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of both September 30, 2017 and December 31, 2016, the Company had $0.1 million of non-accruing loans that were previously restructured and that remained on non-accrual status. For the nine months ended September 30, 2017, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance. For the year ended December 31, 2016, the Company had $0.3 million in restructured loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans remaining in each loan category as of September 30, 2017 and December 31, 2016 that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	September 30, 2017			December 31, 2016
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$84	2	$1,960	$1,286
Secured by 1-4 family residential properties	3	318	188	3	318	249
Secured by non-farm, non-residential properties	1	53	38	1	53	41
Commercial loans	2	116	83	2	116	88
Total	7	$594	$393	8	$2,447	$1,664

As of September 30, 2017 and December 31, 2016, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $3 thousand as of September 30, 2017 and $15 thousand as of December 31, 2016.

5.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or the fair value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity for the nine months ended September 30, 2017 and 2016.

	September 30, 2017
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$4,353	$505	$4,858
Transfers from loans	—	87	87
Sales proceeds	(649)	(199)	(848)
Gross gains	14	—	14
Gross losses	(20)	(101)	(121)
Net gains (losses)	(6)	(101)	(107)
Impairment	(171)	—	(171)
Ending balance	$3,527	$292	$3,819

	September 30, 2016
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$5,327	$711	$6,038
Transfers from loans	255	149	404
Sales proceeds	(655)	(259)	(914)
Gross gains	—	27	27
Gross losses	(40)	(73)	(113)
Net gains (losses)	(40)	(46)	(86)
Impairment	—	(51)	(51)
Ending balance	$4,887	$504	$5,391

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Fair value less estimated cost to sell of foreclosed residential real estate held by the Company was $0.6 million and $1.1 million as of September 30, 2017 and 2016, respectively. In addition, the Company held $20 thousand and $0.1 million in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of September 30, 2017 and 2016, respectively.

6.	INVESTMENT IN LIMITED PARTNERSHIP

The Company holds an investment in an affordable housing project for which it provides funding as a limited partner and has received tax credits related to its investment in the project based on its partnership share. The net assets of the partnership consist primarily of apartment complexes, and the primary liabilities consist of those associated with the operation of the partnership. The Company has determined that this investment requires consolidation as a variable interest entity under ASC Topic 810, Consolidation. The Company holds a 99.9% interest in the limited partnership. Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both September 30, 2017 and December 31, 2016.

7.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements and short-term Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less. Short-term borrowings totaled $10.6 million and $10.1 million as of September 30, 2017 and December 31, 2016, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both September 30, 2017 and December 31, 2016, there were no federal funds purchased outstanding, and the Bank had $18.8 million in available unused lines of credit with correspondent banks and the Federal Reserve.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of September 30, 2017 and December 31, 2016 totaled $0.6 million and $0.1 million, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both September 30, 2017 and December 31, 2016, the Bank had $10.0 million in outstanding FHLB advances with original maturities of less than one year.

8.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. The Company had long-term FHLB advances outstanding of $10.0 million and $15.0 million as of September 30, 2017 and December 31, 2016, respectively.

Assets pledged associated with FHLB advances totaled $22.3 million and $28.0 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company had $164.8 million and $155.0 million, respectively, in remaining credit from the FHLB (subject to available collateral).

9.	INCOME TAXES

The provision for income taxes was $0.4 million for both of the nine-month periods ended September 30, 2017 and 2016. The Company’s effective tax rate was 23.0% and 23.4%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investments and loan income.

The Company had a net deferred tax asset of $7.7 million and $8.7 million as of September 30, 2017 and December 31, 2016, respectively. The reduction in the net deferred tax asset resulted primarily from the impact of changes in the fair value of securities available-for-sale, as well as the reduction of federal net operating loss carry-forwards.

10.	DEFERRED COMPENSATION PLANS

The Bank has entered into supplemental retirement compensation benefits agreements with certain directors and executive officers.  The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.4 million and $3.5 million as of September 30, 2017 and December 31, 2016, respectively.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan, which was ratified by Bancshares’ shareholders at the annual meeting held on May 11, 2004, permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of September 30, 2017 and December 31, 2016, a total of 100,990 and 114,547 shares of stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors' fees allocated to be paid in shares of stock as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

11.	STOCK AWARDS

In accordance with the 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner.  Stock-based compensation expense related to stock awards totaled $0.2 million and $0.1 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

Stock Options

The stock option awards were granted with an exercise price equal to the market price of Bancshares’ common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms.

The Company recognizes the cost of services received in exchange for stock option awards based on the grant date fair value of the award, with compensation expense recognized on a straight-line basis over the award’s vesting period. The fair value of outstanding awards was determined using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on historical volatilities of Bancshares’ common stock.

	2017	2016
Risk-free interest rate	2.23%	1.58%
Expected term	7.5 years	7.5 years
Expected stock price volatility	25.36%	25.25%
Dividend yield	1.50%	1.50%

The following table summarizes the Company's stock option activity for the periods presented.

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	272,550	$8.21	175,550	$8.17
Granted	70,600	13.84	97,000	8.30
Exercised	19,316	8.15	—	—
Expired	—	—	—	—
Forfeited	3,334	11.79	—	—
Options outstanding, end of period	320,500	$9.42	272,550	$8.21
Options exercisable, end of period	208,633	$8.20	175,550	$8.17

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.8 million and $0.4 million as of September 30, 2017 and 2016, respectively.

Restricted Stock

During the first nine months of 2017, 7,533 shares of restricted stock were granted with vesting periods of either one or three years.  No shares of restricted stock were granted during the nine months ended September 30, 2016. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of operations for the three- or nine-month periods ended September 30, 2017. The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive income totaled $0.2 million as of both September 30, 2017 and December 31, 2016.

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

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended September 30, 2017:
Net interest income	$4,192	$2,940	$3	$—	$7,135
Provision (reduction in reserve) for loan losses	(130)	503	—	—	373
Total non-interest income	1,005	219	954	(942)	1,236
Total non-interest expense	4,699	2,303	336	(148)	7,190
Income before income taxes	628	353	621	(794)	808
Provision for income taxes	48	202	(77)	—	173
Net income	$580	$151	$698	$(794)	$635
Other significant items:
Total assets	$616,820	$92,942	$84,170	$(179,333)	$614,599
Total investment securities	185,722	—	80	—	185,802
Total loans, net	329,327	89,326	—	(80,627)	338,026
Investment in subsidiaries	5	—	78,469	(78,469)	5
Fixed asset additions	818	13	—	—	831
Depreciation and amortization expense	238	41	—	—	279
Total interest income from external customers	3,596	4,224	—	—	7,820
Total interest income from affiliates	1,284	—	3	(1,287)	—

For the nine months ended September 30, 2017:
Net interest income	$12,168	$8,933	$10	$—	$21,111
Provision (reduction in reserve) for loan losses	(130)	1,594	—	—	1,464
Total non-interest income	2,647	700	2,451	(2,465)	3,333
Total non-interest expense	13,522	6,966	1,074	(472)	21,090
Income before income taxes	1,423	1,073	1,387	(1,993)	1,890
Provision for income taxes	249	458	(272)	—	435
Net income	$1,174	$615	$1,659	$(1,993)	$1,455
Other significant items:
Fixed asset additions	8,578	103	—	—	8,681
Depreciation and amortization expense	657	124	—	—	781
Total interest income from external customers	10,493	12,520	—	—	23,013
Total interest income from affiliates	3,587	—	9	(3,596)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended September 30, 2016:
Net interest income	$3,917	$3,253	$3	$—	$7,173
Provision for loan losses	100	580	—	—	680
Total non-interest income	1,159	316	973	(881)	1,567
Total non-interest expense	4,636	2,403	474	(165)	7,348
Income (loss) before income taxes	340	586	502	(716)	712
Provision for income taxes	52	196	(86)	—	162
Net income (loss)	$288	$390	$588	$(716)	$550
Other significant items:
Total assets	$602,123	$89,347	$84,291	$(175,454)	$600,307
Total investment securities	209,486	—	80	—	209,566
Total loans, net	308,423	85,720	—	(77,022)	317,121
Investment in subsidiaries	5	—	78,737	(78,737)	5
Fixed asset additions	960	16	—	—	976
Depreciation and amortization expense	193	54	—	—	247
Total interest income from external customers	3,415	4,345	—	—	7,760
Total interest income from affiliates	1,092	—	3	(1,095)	—

For the nine months ended September 30, 2016:
Net interest income	$11,199	$9,544	$8	$—	$20,751
Provision (reduction in reserve) for loan losses	(350)	1,733	—	—	1,383
Total non-interest income	3,002	909	2,481	(2,356)	4,036
Total non-interest expense	13,435	7,306	1,373	(445)	21,669
Income (loss) before income taxes	1,116	1,414	1,116	(1,911)	1,735
Provision for income taxes	224	484	(302)	—	406
Net income (loss)	$892	$930	$1,418	$(1,911)	$1,329
Other significant items:
Fixed asset additions	4,521	33	—	—	4,554
Depreciation and amortization expense	564	162	—	—	726
Total interest income from external customers	9,750	12,684	—	—	22,434
Total interest income from affiliates	3,140	—	8	(3,148)	—

14.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the nine-month periods ended September 30, 2017 and 2016, there were no credit losses associated with derivative contracts.

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

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Standby letters of credit	$180	$183
Commitments to extend credit	$53,231	$41,267

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third-party. The Bank has recourse against the customer for any amount that it is required to pay to a third-party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. As of September 30, 2017 and December 31, 2016, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represent the Bank’s total credit risk in this category, is included in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of both September 30, 2017 and December 31, 2016, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates an accrued liability for the ultimate costs to close known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts that the Company has accrued in the consolidated financial statements.

In 2016, the Bank entered into an agreement with a general contractor to manage construction of an office complex on a parcel of land located in the Birmingham, Alabama area that was purchased by the Bank in 2016.  As of September 30, 2017, construction of the office complex was substantially complete, and remaining contractual commitments with the general contractor totaled $0.3 million.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the nine months ended September 30, 2017 or the year ended December 31, 2016.

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

The following table presents assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of September 30, 2017 Using
	Totals At September 30, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$83,550	$—	$83,550	$—
Commercial	67,138	—	67,138	—
Obligations of states and political subdivisions	5,655	—	5,655	—
Obligations of U.S. government-sponsored agencies	2,002	—	2,002	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	291	—	291	—

	Fair Value Measurements as of December 31, 2016 Using
	Totals At December 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$98,409	$—	$98,409	$—
Commercial	70,530	—	70,530	—
Obligations of states and political subdivisions	10,142	—	10,142	—
Obligations of U.S. government-sponsored agencies	1,993	—	1,993	—
Corporate notes	756	—	756	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	346	—	346	—

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

The following table presents the balances of impaired loans, OREO and other assets measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016.

	Fair Value Measurements as of September 30, 2017 Using
	Totals At September 30, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$686	$—	$—	$686
OREO	3,819	—	—	3,819
Other assets	228	—	—	228

	Fair Value Measurements as of December 31, 2016 Using
	Totals At December 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$1,568	$—	$—	$1,568
OREO	4,858	—	—	4,858
Other assets	280	—	—	280

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2017. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of September 30, 2017 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value September 30, 2017	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$686	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

OREO	$3,819	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

Other assets	$228	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9% - 10% (9.5%)

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$32,554	$32,554	$32,554	$—	$—
Investment securities available-for-sale	158,425	158,425	—	158,425	—
Investment securities held-to-maturity	27,377	27,303	—	27,303	—
Federal Home Loan Bank stock	1,396	1,396	—	—	1,396
Loans, net of allowance for loan losses	338,026	327,251	—	—	327,251
Other assets - derivatives	291	291	—	291	—
Liabilities:
Deposits	508,385	507,298	—	507,298	—
Short-term borrowings	10,635	10,634	—	10,634	—
Long-term debt	10,000	10,000	—	10,000	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$23,530	$23,530	$23,530	$—	$—
Investment securities available-for-sale	181,910	181,910	—	181,910	—
Investment securities held-to-maturity	25,904	25,508	—	25,508	—
Federal Home Loan Bank stock	1,581	1,581	—	—	1,581
Loans, net of allowance for loan losses	322,772	319,881	—	—	319,881
Other assets - derivatives	346	346	—	346	—
Liabilities:
Deposits	497,556	497,037	—	497,037	—
Short-term borrowings	10,119	10,119	—	10,119	—
Long-term debt	15,000	14,998	—	14,998	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”).  As of September 30, 2017, the Bank operated and served its customers through sixteen banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama, in addition to a loan production office in Mountain Brook, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans.  ALC’s principal office is located in Mobile, Alabama.  The Bank is the funding source for ALC. As of September 30, 2017, in addition to its principal office, ALC operated twenty-one offices located in Alabama and southeast Mississippi.

The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals, while ALC’s business is focused on consumer lending.

FUSB Reinsurance, Inc., an Arizona corporation and a wholly owned subsidiary of the Bank (“FUSB Reinsurance”), reinsures or “underwrites” credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers.  FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and a third-party insurer retains the remaining risk.  The third-party insurer is also responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

Delivery of the best possible financial services to customers remains an overall operational focus of Bancshares and its subsidiaries (collectively, the “Company”).  We recognize that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction.  The Company continues to upgrade technology, both in its financial services and in the training of its 258 full-time equivalent employees, to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2017 to December 31, 2016, while comparing income and expense for the three- and nine-month periods ended September 30, 2017 and 2016.

All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2016. As used in the following discussion, the words “ we,” “ us,” “ our” and the “ Company” refer to Bancshares and its consolidated subsidiaries, unless the context indicates otherwise.

EXECUTIVE OVERVIEW

The Company earned net income of $0.10 per diluted common share during the three months ended September 30, 2017, compared to $0.09 per diluted common share during the corresponding three-month period of 2016.  For the nine months ended September 30, 2017, net income totaled $0.22 per diluted common share, compared to $0.21 per diluted common share for the corresponding nine-month period of 2016.

The composition of earnings changed significantly during both the three- and nine-month periods ended September 30, 2017, compared to the corresponding periods of the previous year.  The 2017 results were positively impacted by increased net interest income as a result of growth in net loans, as well as decreases in non-interest expenses, including regulatory assessments, insurance expense and occupancy and equipment expense.  By contrast, the 2016 results were bolstered by higher gains on the sale of securities than were experienced in 2017.

As of September 30, 2017, the Company’s net loans totaled $338.0 million, an increase of $15.3 million and $20.9 million compared to December 31, 2016 and September 30, 2016, respectively.  The majority of loan growth occurred in the Bank’s commercial loan portfolio and was concentrated in the Bank’s larger metropolitan service territories of Birmingham and Tuscaloosa, Alabama.  The Bank’s commercial loan growth strategy has been focused on these larger metropolitan growth markets over the past 24 months.  Consistent with that strategy, during the third quarter of 2017, the Bank completed initial construction of an office complex along U.S. Highway 280 in Birmingham.  The office complex houses a retail branch of the Bank, as well as the Birmingham commercial lending team and certain members of the Bank’s executive management team.  At the end of the third quarter, the headquarters of both Bancshares and the Bank were relocated to the newly completed office complex.

Additional financial results for the first nine months of 2017 are summarized below.

●

For the nine months ended September 30, 2017, pre-provision net interest income totaled $21.1 million, compared to $20.8 million during the same period of the previous year.  The increase in net interest income resulted from growth in the loan portfolio. Average loans totaled $327.3 million and $283.0 million during the nine months ended September 30, 2017 and 2016, respectively.

●

Due to growth of the loan portfolio, certain investment security assets were redeployed into the loan portfolio upon maturity or prepayment.  As a result of this shift in earning assets to the loan portfolio (which generally earns higher yields than the investment portfolio), the average balance of the investment securities portfolio (including both available-for-sale and held-to-maturity securities) decreased to $205.2 million for the nine months ended September 30, 2017, compared to $227.9 million for the nine months ended September 30, 2016.

●

Net yield on interest-earning assets was 5.08% for the nine months ended September 30, 2017, compared to 5.16% for the nine months ended September 30, 2016.   Yields declined at the Bank and ALC as a result of continued efforts by management at both entities to adhere to practices designed to improve the credit quality of the Company’s loan portfolio.  The Bank’s yield on loans totaled 4.15% for the nine months ended September 30, 2017, compared to 4.39% for the first nine months of 2016.  ALC’s yield totaled 18.83% and 19.78% during the nine months ended September 30, 2017 and 2016, respectively.   The yield reduction at ALC was underscored by a continued mix-shift away from traditional consumer loans to point-of-sale retail lending, which provides higher credit quality, but at reduced yields.   Average cost of funds on deposits and other borrowings was 0.57% and 0.53% during the nine months ended September 30, 2017 and 2016, respectively.

●	For the nine months ended September 30, 2017, the provision for loan losses totaled $1.5 million, compared to $1.4 million for the nine months ended September 30, 2016.

●

Non-interest income decreased to $3.3 million for the nine months ended September 30, 2017, compared to $4.0 million during the corresponding period of 2016.  The decrease was primarily due to reductions in gains on sale and prepayments of investment securities totaling $0.4 million, as well as a reduction of $0.1 million in credit insurance revenues.  In addition, other income was reduced by $0.2 million due primarily to the collection of settlement amounts associated with a nonaccrual asset in 2016 that was not repeated in 2017.

●
Non-interest expense decreased to $21.1 million for the nine months ended September 30, 2017, compared to $21.7 million for the corresponding period of 2016.  The decrease resulted primarily from reductions in routine regulatory assessments, insurance expense, occupancy and equipment expense, professional services fees and impairment charges associated with closed branches.  These reductions were partially offset by increases in salaries and benefits expense, telephone and data communications expense and write-downs of OREO.

●

The Company continued to experience improvement in asset quality metrics during the first nine months of 2017.  Non-performing assets, including loans in non-accrual status and OREO, decreased to 0.94% of total assets as of September 30, 2017, compared to 1.20% as of December 31, 2016, and 1.28% as of September 30, 2016.

●	Premises and equipment increased by $7.9 million during the first nine months of 2017 due to capital expenditures associated with the Bank’s new office complex in Birmingham, Alabama.

●

Deposits increased to $508.4 million as of September 30, 2017, compared to $497.6 million as of December 31, 2016.  Short and long-term borrowings totaled $20.6 million as of September 30, 2017, compared to $25.1 million as of December 31, 2016.

The Company continues to maintain excess funding capacity to provide adequate liquidity for loan growth, capital expenditures and ongoing operations.  The Company benefits from a strong deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines, Federal Home Loan Bank (“FHLB”) advances and brokered deposits.  Management believes that continued success in loan growth efforts at both the Bank and ALC, combined with adherence to established credit underwriting standards, will strengthen both the diversity and credit quality of the Company’s loan portfolio, while improving interest and fee income on loans.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Interest income	$7,820	$7,760	$23,013	$22,434
Interest expense	685	587	1,902	1,683
Net interest income	7,135	7,173	21,111	20,751
Provision for loan losses	373	680	1,464	1,383
Net interest income after provision for loan losses	6,762	6,493	19,647	19,368
Non-interest income	1,236	1,567	3,333	4,036
Non-interest expense	7,190	7,348	21,090	21,669
Income before income taxes	808	712	1,890	1,735
Provision for income taxes	173	162	435	406
Net income	$635	$550	$1,455	$1,329

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three- and nine-month periods ended September 30, 2017 and 2016. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$240,006	$2,578	4.26%	$223,739	$2,428	4.34%
Loans – ALC (Note A)	91,193	4,224	18.38%	88,783	4,345	19.57%
Taxable investment securities	187,670	857	1.81%	199,835	845	1.68%
Non-taxable investment securities	8,225	75	3.62%	11,927	106	3.56%
Federal funds sold	—	—	—%	8,967	12	0.54%
Interest-bearing deposits in banks	27,249	86	1.25%	18,300	24	0.52%
Total interest-earning assets	554,343	7,820	5.60%	551,551	7,760	5.63%
Non-interest-earning assets:
Other assets	58,786			49,796
Total	$613,129			$601,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$164,852	$161	0.39%	$151,365	$140	0.37%
Savings deposits	82,201	53	0.26%	78,415	37	0.19%
Time deposits	182,405	403	0.88%	182,567	355	0.78%
Borrowings	20,099	68	1.34%	20,289	55	1.08%
Total interest-bearing liabilities	449,557	685	0.60%	432,636	587	0.54%
Non-interest-bearing liabilities:
Demand deposits	77,723			82,097
Other liabilities	7,282			7,919
Shareholders’ equity	78,567			78,695
Total	$613,129			$601,347
Net interest income (Note B)		$7,135			$7,173
Net yield on interest-earning assets			5.11%			5.20%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $0.3 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively. At ALC, these loans averaged $1.6 million and $1.5 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.1 million for both of the three-month periods ended September 30, 2017 and 2016. At ALC, loan fees totaled $0.5 million and $0.7 million for the respective periods presented.

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$238,428	$7,408	4.15%	$197,460	$6,508	4.39%
Loans – ALC (Note A)	88,918	12,520	18.83%	85,504	12,684	19.78%
Taxable investment securities	196,200	2,659	1.81%	213,828	2,765	1.73%
Non-taxable investment securities	8,989	245	3.64%	14,073	382	3.62%
Federal funds sold	—	—	—%	4,288	17	0.53%
Interest-bearing deposits in banks	22,705	181	1.07%	20,581	78	0.51%
Total interest-earning assets	555,240	23,013	5.54%	535,734	22,434	5.58%
Non-interest-earning assets:
Other assets	56,012			49,222
Total	$611,252			$584,956
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$162,920	$465	0.38%	$149,162	$410	0.37%
Savings deposits	80,364	132	0.22%	77,411	108	0.19%
Time deposits	183,242	1,116	0.81%	180,949	1,050	0.77%
Borrowings	21,596	189	1.17%	15,467	115	0.99%
Total interest-bearing liabilities	448,122	1,902	0.57%	422,989	1,683	0.53%
Non-interest-bearing liabilities:
Demand deposits	77,976			76,157
Other liabilities	7,223			7,750
Shareholders’ equity	77,931			78,060
Total	$611,252			$584,956
Net interest income (Note B)		$21,111			$20,751
Net yield on interest-earning assets			5.08%			5.16%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $0.5 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. At ALC, these loans averaged $1.6 million for both of the periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.3 million for both of the nine-month periods ended September 30, 2017 and 2016. At ALC, loan fees totaled $1.6 million and $2.1 million for the respective periods presented.

Interest income earned on loans at the Bank increased in both the three- and nine- month periods ended September 30, 2017 compared to the corresponding periods of the previous year as a result of growth in average loan volume.  At ALC, despite continued growth in loan volume, interest income decreased during both 2017 periods compared to the corresponding periods of 2016 as a result of reductions in yield.  The decrease in yield at ALC was due to continued focus on credit quality improvement.  These activities have been ongoing for the past several years and have resulted in significant improvement in the credit quality of ALC’s portfolio, with a corresponding decrease in yield commensurate with reduced risk.  The loan volume increases were partially offset by decreases in the average balances of taxable and non-taxable investments and federal funds sold. The shift in the mix of earning assets is consistent with management’s ongoing strategy to utilize cash flows from the maturity and paydown of investment securities to fund loan growth as opportunities permit.  The investment portfolio has been structured to provide monthly cash flows through the maturity and paydown of securities in a manner that management believes can continue to fund a substantial portion of loan growth over time.

Interest expense increased in both the three- and nine-month periods ended September 30, 2017 compared to the corresponding periods of 2016 due to increases in the volume of interest-bearing liabilities, as well as modest increases in rate commensurate with the interest rate environment experienced during the nine months ended September 30, 2017.

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

Provision (Reduction in Reserve) for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date.  The following table presents the provision (reduction in reserve) for loan losses for the Bank and ALC for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(Dollars in Thousands)		(Dollars in Thousands)
Bank	$(130)	$100	$(130)	$(350)
ALC	503	580	1,594	1,733
Total	$373	$680	$1,464	$1,383

At the Bank, during both the three- and nine-month periods ended September 30, 2017, recoveries of previously charged-off loans exceeded current period charge-offs.  In addition, during the third quarter, the Bank resolved a previously impaired loan relationship through the collection of contractual amounts due.  The resolution of the impairment, combined with continued net recoveries, enabled the Bank to reduce the allowance for loan losses by $0.1 million during the third quarter.  The Bank’s allowance for loan losses as a percentage of loans totaled 0.96% as of September 30, 2017, compared to 1.01% as of December 31, 2016.

At ALC, the provision for loan losses decreased during both the three- and nine- month periods ended September 30, 2017, based primarily on modest improvements in charge-off experience during the period.  ALC’s allowance for loan losses as a percentage of loans totaled 2.60% as of September 30, 2017, compared to 2.78% as of December 31, 2016.

For the Company, the allowance for loan losses totaled 1.40% as of September 30, 2017, compared to 1.48% as of December 31, 2016.  Based on our evaluation of the loan portfolio, we believe that the allowance for loan losses at both the Bank and ALC is adequate to absorb losses inherent in the loan portfolio as of September 30, 2017. While we believe that the methodologies and calculations that have been used in the determination of the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which the Bank and ALC operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses.  In general, we expect the provision for loan losses to increase commensurate with growth in loan volume at both the Bank and ALC; however, we would also expect such increases to be partially offset should credit quality of the portfolio continue to improve.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income. Expanded discussion of certain significant non-interest income items and fluctuations is provided below the table.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$481	$463	$18	3.9%	$1,406	$1,306	$100	7.7%
Credit insurance commissions and fees	160	256	(96)	(37.5)%	459	570	(111)	(19.5)%
Bank-owned life insurance	106	105	1	0.1%	318	316	2	0.6%
Net gain on sale and prepayment of investment securities	178	259	(81)	(31.3)%	228	657	(429)	(65.3)%
Other income	311	484	(173)	(35.7)%	922	1,187	(265)	(22.3)%
Total non-interest income	$1,236	$1,567	$(331)	(21.1)%	$3,333	$4,036	$(703)	(17.4)%

Service Charges and Other Fees on Deposit Accounts

Service charges and other fees are generated on deposit accounts held at the Bank. The increase in this category of non-interest income during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 resulted primarily from increased fees generated from service charges on deposit accounts.  Periodically, management evaluates the fee structure on the Bank’s deposit accounts in order to ensure that fees charged are competitive in the current environment and compliant with regulatory guidance. In addition, management continues to evaluate opportunities for deposit growth through further penetration in existing service territories.  We expect that income from these sources will grow over time as deposit levels grow.  However, there is significant competition among financial institutions for deposits.  Accordingly, we cannot predict with certainty the level of revenues that will be derived in this category in the future.

Credit Insurance Commissions and Fees

Credit insurance commissions and fees are generated from credit life and credit accident and health insurance policies offered primarily at ALC to consumer loan customers through FUSB Reinsurance. The decrease in non-interest income in this category during the three and nine months ended September 30, 2017 compared to the corresponding periods of 2016 resulted primarily from a focus by ALC management on product lines that do not facilitate the generation of these types of sales.  Although revenues in this category decreased during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, such revenues are generally dependent on the mix of product lines offered at ALC and the specific needs of borrowers. Management continues to seek opportunities to grow revenues in this category when opportunities arise based on customer needs and in accordance with regulatory guidelines; however, we cannot predict with certainty the level of revenues that will be derived from this category in the future.

Bank-owned Life Insurance

The Bank utilizes bank-owned life insurance as a tool to offset the cost of certain retirement benefit programs. The income derived from bank-owned life insurance represents the increase in the cash surrender value of the policies (which is generally non-taxable) over the periods presented. The cash surrender value of the policies totaled $14.8 million and $14.6 million as of September 30, 2017 and December 31, 2016, respectively. The insurance policies are adjustable-rate assets with minimum guaranteed rates of interest between 2% and 4%. Accordingly, management does not expect significant fluctuation in the income derived from these assets.

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

Other Income

Other non-interest income includes fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards, wire transfers and real estate rental.  In addition, other non-interest income is generated at ALC for ancillary services, including ALC’s auto club membership program, which provides members with emergency roadside assistance, lock and key services and reimbursement for emergency travel expenses.  The decrease in other non-interest income during the three and nine months ended September 30, 2017 compared to the corresponding periods of 2016 resulted primarily from reductions in ACH fees and services at the Bank and in ALC’s auto club membership revenue.  In addition, other income was reduced as a result of collection of settlement amounts associated with a nonaccrual asset in 2016 that was not repeated in 2017.  Given the nature of the types of revenues categorized as other income, there is uncertainty as to the level of revenue that will be derived from these sources in the future.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities.  The following table presents the major components of non-interest expense for the periods indicated.  Expanded discussion of certain significant non-interest expense items and fluctuations is provided below the table.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$4,370	$4,334	$36	0.8%	$13,048	$12,734	$314	2.5%
Net occupancy and equipment expense	806	830	(24)	(2.9)%	2,276	2,381	(105)	(4.4)%
Computer services	337	364	(27)	(7.4)%	1,035	1,021	14	1.4%
Insurance expense and assessments	161	255	(94)	(36.9)%	479	775	(296)	(38.2)%
Fees for professional services	187	231	(44)	(19.0)%	650	748	(98)	(13.1)%
Postage, stationery and supplies	174	183	(9)	(4.9)%	479	562	(83)	(14.8)%
Telephone/data communications	206	164	42	25.6%	628	502	126	25.1%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	196	47	149	317.0%	277	137	140	102.2%
Carrying costs	48	77	(29)	(37.7)%	184	233	(49)	(21.0)%
Total other real estate/foreclosure expense	244	124	120	96.8%	461	370	91	24.6%
Other	705	863	(158)	(18.3)%	2,034	2,576	(542)	(21.0)%
Total non-interest expense	$7,190	$7,348	$(158)	(2.2)%	$21,090	$21,669	$(579)	(2.7)%

Salaries and Employee Benefits

Salaries and employee benefits expense, the largest category of non-interest expense, totaled $3.0 million at the Bank and $1.4 million at ALC for the third quarter of 2017, compared to $2.9 million at the Bank and $1.4 million at ALC during the third quarter of 2016. For the nine-month period ended September 30, 2017, salaries and benefits expense totaled $8.7 million at the Bank and $4.3 million at ALC, compared to $8.3 million at the Bank and $4.4 million at ALC for the nine-month period ended September 30, 2016. The expense amounts for the Bank are inclusive of salaries and benefits paid to certain members of management and employees for work performed on behalf of Bancshares, as well as current and deferred fees paid to members of the Bank’s and Bancshares’ Boards of Directors. Management remains committed to providing salaries and benefits packages to employees at competitive levels in order to ensure that we continue to provide quality service to our customers. Accordingly, we expect salaries and employee benefits expense to generally increase commensurate with our growth and trends in the employment market over time.

Net Occupancy and Equipment Expense

This category of non-interest expense includes expenses associated with depreciation of buildings, equipment and furniture and fixtures, rent of office space, utilities expense and maintenance and repair costs. The majority of the Bank’s office space is owned, while the majority of ALC’s office space is leased. The decrease in this category for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 resulted primarily from a decrease in maintenance and repair expense at the Bank. Occupancy and equipment expense is expected to increase over time as the Company depreciates expenditures associated with capital improvements. During the three and nine months ended September 30, 2017, the Company recorded $0.8 million and $8.7 million, respectively, in additions to premises and equipment. The majority of these expenditures were associated with the construction of an office complex in Birmingham, Alabama. Initial construction of the office complex was completed during the third quarter, and the headquarters of the Company and the Bank were relocated to that location at the end of the third quarter.  Approximately 25% of the square footage of the office complex is being utilized by the Bank, with the remainder to be leased to commercial tenants. Based on management's current estimates, it is expected that placement of the office complex into service will result in approximately $0.5 million in additional depreciation expense annually. Upon full lease-up of the office complex, management expects that the majority of depreciation expense, as well as additional operating costs associated with the complex, will be recovered through lease revenue; however, no assurance can be given regarding the office complex being fully leased by third-party tenants or the timing of such third-party leases.

Computer Services

Computer services expenses were primarily associated with core processing at the Bank and ALC. Due to the differing nature of their businesses, the Bank and ALC utilize different core processors. The increase in expense in this category comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016 was associated with additional information technology services provided by the Bank’s core processor that significantly enhanced the Bank’s technology platform, including increased protections against data security risk and enhanced disaster recovery planning. Given the rapid pace of technological change, increases in this category of expense are generally expected to occur at a more rapid pace than in other expense categories.

Insurance Expense and Assessments

This category of non-interest expense includes the cost of corporate insurance maintained by the Company, as well as FDIC insurance and state banking assessments.  The Bank pays assessments to the FDIC based on a prescribed regulatory calculation that factors in average total assets and the Company’s supervisory ratings, as determined by regulatory examinations. The decrease in this expense category comparing the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016 resulted primarily from reductions in FDIC assessments. In the near term, based on current regulatory guidelines, this category of expense is expected to decline. However, over a longer-term time horizon, management expects this category of expenses to increase based on growth in the Company’s balance sheet and expansion of the Company’s activities.

Fees for Professional Services

Fees for professional services include fees associated with legal, accounting and auditing, compliance and other consulting services. The decrease in these expenses for the three and nine months ended September 30, 2017 compared to the same periods in 2016 resulted primarily from a decrease in professional fees associated with collections and other legal matters, which have decreased over time as a result of the increased credit quality in the Bank’s loan portfolio.  Although we do not anticipate significant fluctuations in this category of expense, we do expect inflationary increases over time, as well as increases associated with increased regulatory oversight and reporting requirements commensurate with the Company’s growth and development.

Postage, Stationery and Supplies

The decrease in expense in this category comparing the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016 resulted from continued efforts by management at the Bank and ALC to manage controllable expenses. We will continue efforts to control these expenses in a prudent manner; however, expense in this category is generally expected to increase over time due to inflationary growth, as well as expanded penetration by the Bank into metropolitan service territories.

Telephone / Data Communications

The increase in this expense category for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was primarily associated with management’s efforts to enhance network and telephone capabilities. During 2016, the Company began efforts to upgrade its computer and telephone network systems. These efforts are expected to create long-term benefits in improved efficiency and technical capabilities that will benefit both the Bank and ALC. In the short-term, however, we expect increases in this category of expenses as the Company continues upgrades.

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

OREO carrying costs decreased during the three and nine months ended September 30, 2017 compared to the corresponding periods of 2016 as a result of continued reduction in the level of OREO at both the Bank and ALC. Write-downs, however, increased during the three and nine months ended September 30, 2017 compared to the same periods of 2016 due to impairment charges taken on a portion of the Bank’s OREO properties during the third quarter of 2017. OREO totaled $3.5 million and $0.3 million at the Bank and ALC, respectively, as of September 30, 2017, compared to $4.9 million and $0.5 million, respectively, as of September 30, 2016, a decrease of $1.6 million for the Company on a consolidated basis.

Although management continued to reduce OREO levels during the nine-month period ended September 30, 2017, there is inherent uncertainty with respect to economic conditions and real estate values in certain of the service areas in which both the Bank and ALC operate. In addition, as the level of OREO is reduced, it becomes more difficult to work out remaining OREO at the same pace as experienced when OREO volumes were higher. Accordingly, continued reduction of carrying costs cannot be expected with any level of certainty. Furthermore, if the national or local economy weakens, or if real estate values decline further in the Company’s primary service areas, additional write-downs of existing OREO could be required. Additionally, the pace of migration of properties into OREO could increase, resulting in the potential for increased levels of both write-downs and carrying costs.

Other

This category encompasses a variety of expenses, including business development, security services, sales and other taxes, employee training, expenses associated with fixed asset write-downs and other miscellaneous expenses. Comparing the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016, expenses in this category decreased due to reductions in a number of expense categories, including collection fees, debit card fraud, impairment on closed branch assets and reserves for accident and health policies sold through FUSB Reinsurance. Certain of these reductions are expected to be offset in future quarters; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist.

Provision for Income Taxes

The provision for income taxes was $0.2 million for both of the three-month periods ended September 30, 2017 and 2016. The Company’s effective tax rate was 21.4% for the third quarter of 2017, compared to 22.8% for the third quarter of 2016. For the nine months ended September 30, 2017 and 2016, the effective tax rate was 23.0% and 23.4%, respectively. The effective tax rate is expected to fluctuate based on recurring items, such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance. Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis after considering a number of factors, including investment return, credit quality and the consistency of such investments with the Company’s overall strategy. The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared to total pre-tax income.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.7 years and 3.1 years as of September 30, 2017 and December 31, 2016, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of September 30, 2017, available-for-sale securities totaled $158.4 million, or 85.3% of the total investment portfolio, compared to $181.9 million, or 87.5% of the total investment portfolio, as of December 31, 2016. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government-sponsored agencies, obligations of state and political subdivisions and corporate notes.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of September 30, 2017, held-to-maturity securities totaled $27.4 million, or 14.7% of the total investment portfolio, compared to $25.9 million, or 12.5% of the total investment portfolio, as of December 31, 2016. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of state and political subdivisions.

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio category for both the Bank and ALC at the end of each of the most recent five quarters as of September 30, 2017.

	Bank
	2017			2016
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$20,213	$12,424	$25,853	$23,772	$24,610
Secured by 1-4 family residential properties	35,125	32,227	32,535	32,955	32,559
Secured by multi-family residential properties	16,498	16,702	16,464	16,627	16,801
Secured by non-farm, non-residential properties	107,679	113,037	97,294	102,112	97,859
Other	223	226	230	234	185
Commercial and industrial loans	66,320	65,087	57,253	57,963	54,459
Consumer loans	5,431	5,671	6,057	6,206	6,335
Total loans	$251,489	$245,374	$235,686	$239,869	$232,808
Less unearned interest, fees and deferred cost	367	371	249	218	191
Allowance for loan losses	2,422	2,526	2,521	2,409	1,216
Net loans	$248,700	$242,477	$232,916	$237,242	$231,401

	ALC
	2017			2016
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	11,490	12,229	12,993	13,724	14,462
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	35,650	31,920	32,892	36,413	35,533
Indirect sales	50,553	52,134	47,196	44,775	45,382
Total loans	$97,693	$96,283	$93,081	$94,912	$95,377
Less unearned interest, fees and deferred cost	5,981	5,855	5,962	6,935	7,205
Allowance for loan losses	2,386	2,379	2,358	2,447	2,452
Net loans	$89,326	$88,049	$84,761	$85,530	$85,720

The tables below summarize changes in the allowance for loan losses at the end of each of the most recent five quarters as of September 30, 2017 at both the Bank and ALC.

	Bank
	2017			2016
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,526	$2,521	$2,409	$1,216	$1,138
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	—	—	—	(56)	(3)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	—	(16)	—	(1)	(41)
Consumer loans	(1)	(60)	(2)	(13)	(3)
Other loans	—	—	—	—	—
Total charge-offs	(1)	(76)	(2)	(70)	(47)
Recoveries	27	81	114	28	25
Net recoveries (charge-offs)	26	5	112	(42)	(22)
Provision (reduction in reserve) for loan losses	(130)	—	—	1,235	100
Ending balance	$2,422	$2,526	$2,521	$2,409	$1,216
as a percentage of loans	0.96%	1.03%	1.07%	1.01%	0.52%

	ALC
	2017			2016
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,379	$2,358	$2,447	$2,452	$2,453
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(10)	(4)	(13)	(7)	(28)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans:
Consumer	(494)	(569)	(658)	(398)	(596)
Indirect sales	(150)	(160)	(135)	(354)	(111)
Other loans	—	—	—	—	—
Total charge-offs	(654)	(733)	(806)	(759)	(735)
Recoveries	158	178	202	176	154
Net recoveries (charge-offs)	(496)	(555)	(604)	(583)	(581)
Provision (reduction in reserve) for loan losses	503	576	515	578	580
Ending balance	$2,386	$2,379	$2,358	$2,447	$2,452
as a percentage of loans	2.60%	2.63%	2.71%	2.78%	2.78%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of September 30, 2017 were as follows:

	Consolidated
	2017			2016
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$1,956	$1,847	$2,205	$2,417	$2,266
Other real estate owned	3,819	4,351	4,587	4,858	5,391
Total	$5,775	$6,198	$6,792	$7,275	$7,657
Nonperforming assets as a percentage of loans and other real estate	1.67%	1.82%	2.08%	2.19%	2.37%
Nonperforming assets as a percentage of total assets	0.94%	1.01%	1.10%	1.20%	1.28%

	Bank
	2017			2016
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$332	$343	$609	$603	$766
Other real estate owned	3,527	3,951	4,161	4,353	4,887
Total	$3,859	$4,294	$4,770	$4,956	$5,653
Nonperforming assets as a percentage of loans and other real estate	1.52%	1.72%	1.99%	2.03%	2.38%
Nonperforming assets as a percentage of total assets	0.63%	0.69%	0.77%	0.81%	0.94%

	ALC
	2017			2016
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$1,624	$1,504	$1,596	$1,814	$1,500
Other real estate owned	292	400	426	505	504
Total	$1,916	$1,904	$2,022	$2,319	$2,004
Nonperforming assets as a percentage of loans and other real estate	2.08%	2.10%	2.31%	2.62%	2.26%
Nonperforming assets as a percentage of total assets	2.06%	2.08%	2.29%	2.59%	2.24%

Deposits

Total deposits increased by 2.2% to $508.4 million as of September 30, 2017, from $497.6 million as of December 31, 2016. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits totaled $479.7 million, or 94.4% of total deposits, as of September 30, 2017, compared to $461.8 million, or 92.8% of total deposits, as of December 31, 2016.

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

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. During the third quarter of 2017, these borrowings represented 4.5% of average interest-bearing liabilities, compared to 2.6% in the third quarter of 2016.

Shareholders’ Equity

The Company has historically placed great emphasis on maintaining its strong capital base. As of September 30, 2017, shareholders’ equity totaled $78.9 million, or 12.8% of total assets, compared to $76.2 million, or 12.6% of total assets, as of December 31, 2016. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The increase in shareholders’ equity during the period ended September 30, 2017 resulted from increases in accumulated other comprehensive income related to changes in the fair value of investment securities available-for-sale. The fair value of the available-for-sale portfolio fluctuates based primarily on changes in interest rates. Accordingly, the net unrealized gains during the third quarter of 2017 are not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During each of the three-month periods ended September 30, 2017 and 2016, Bancshares declared dividends of $0.02 per common share, or approximately $0.1 million in aggregate amount.

As of September 30, 2017 and December 31, 2016, the Company retained approximately $20.4 million and $20.8 million in treasury stock, respectively. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2017. There are 242,303 shares available for repurchase under this program, at management’s discretion. No shares were purchased under this program to date in 2017 or in 2016.

As of September 30, 2017 and December 31, 2016, a total of 100,990 and 114,547 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of common stock. All deferred fees, whether in the form of cash or shares of stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors' fees allocated to be paid in shares of stock as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $114.6 million as of September 30, 2017 and $127.3 million as of December 31, 2016. Investment securities forecasted to mature or reprice in one year or less were estimated to be $10.5 million of the investment portfolio as of September 30, 2017.

Although a substantial portion of securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of September 30, 2017, the investment securities portfolio had an estimated average life of 2.7 years, and approximately 86.33% of the portfolio (including both available-for-sale and held-to-maturity investments) was expected to be repaid within five years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of September 30, 2017 and December 31, 2016, the Company had $20.0 million and $25.0 million, respectively, in outstanding borrowings under FHLB advances. The Company had up to $164.8 million and $155.0 million in remaining unused credit from the FHLB (subject to available collateral) as of September 30, 2017 and December 31, 2016, respectively. In addition, the Company had $18.8 million in unused established federal funds lines as of both September 30, 2017 and December 31, 2016.

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

See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2016 for additional disclosures related to market risk. Management’s evaluation as of September 30, 2017 did not indicate any significant increase in the Company’s exposure to market risk from those disclosed as of December 31, 2016.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2017, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of September 30, 2017, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the third quarter of 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
July 1 – July 31	—		$—	—	242,303
August 1 – August 31	—		$—	—	242,303
September 1 – September 30	—		$—	—	242,303
Total	—	(2)	$—	—	242,303

(1)

On December 16, 2016, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of its common stock. The expiration date of the extended repurchase program is December 31, 2017. As of September 30, 2017, there were 242,303 shares still available for purchase under the program.

(2)	There were no shares purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the third quarter of 2017.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: November 8, 2017

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017.