Form 10-K
period 2017-12-31
FIRST US BANCSHARES INC
filed 2018-03-15
CIK 717806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-14549

FIRST US BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0843362
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3291 U.S. Highway 280 Birmingham, Alabama	35243
(Address of Principal Executive Offices)	(Zip Code)

(205) 582-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $64,098,368.

As of March 15, 2018, the registrant had outstanding 6,087,264 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders to be held on April 25, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

First US Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2017

*

Portions of the definitive proxy statement for the registrant’s 2018 Annual Meeting of Shareholders to be held on April 25, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, we, through our senior management, from time to time make forward-looking statements concerning our expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting management’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause actual results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in our Securities and Exchange Commission filings and other public announcements, including the factors described in this Annual Report on Form 10-K for the year ended December 31, 2017. Specifically, with respect to statements relating to loan demand, growth and earnings potential, expansion and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in our service areas, market conditions and investment returns, the availability of quality loans in our service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, collateral values and cybersecurity threats. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

In addition, our business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

PART I

Item 1.	Business.

First US Bancshares, Inc., a Delaware corporation (“Bancshares”), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancshares operates one banking subsidiary, First US Bank, an Alabama banking corporation (the “Bank”). Prior to its name change on October 11, 2016, Bancshares was known as United Security Bancshares, Inc.

The Bank conducts a general commercial banking business and offers banking services such as demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through sixteen full-service banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama, as well as a loan production office in Mountain Brook, a suburb of Birmingham, Alabama. In August 2017, the Bank opened its newly constructed office complex, known as Pump House Plaza, along U.S. Highway 280 in the Birmingham, Alabama metro area. In September 2017, the Bank relocated its headquarters to the Pump House Plaza location, which now houses a full-service retail office of the Bank and offices for the Bank’s commercial lending and executive leadership teams. The Bank has two wholly owned subsidiaries: Acceptance Loan Company, Inc. (“ALC”) and FUSB Reinsurance, Inc. (“FUSB Reinsurance”). As used herein, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to Bancshares, as well as the Bank, ALC and FUSB Reinsurance, collectively.

ALC, an Alabama corporation, is a finance company with approximately 19,900 consumer and real estate loans outstanding. In addition to its headquarters located in Mobile, Alabama, ALC operates and serves its customers through twenty-one offices in Alabama and southeast Mississippi. ALC’s business is generated through referrals from retail businesses, banks and customer mailings. ALC serves customers with a broad range of consumer loan needs. ALC’s lending guidelines are based on an established company policy that is reviewed regularly by its Loan Committee. The lending guidelines include a consideration of collateral (age, type and loan-to-value) and loan term, as well as the borrower’s budget (debt-to-income ratio), employment and residence history, credit score, credit history and experience with ALC. ALC’s average loan size is approximately $4,770, with an average term of 24 to 36 months. ALC currently has total loans of approximately $95.0 million, which carry an average yield of 19.4%. Interest rates charged vary depending on a consideration of certain factors, such as credit score and collateral. Approximately 10.8% of ALC’s current loan portfolio is secured by real estate and single family residence loans, with the remaining portion of the portfolio secured by various other types of collateral, depending on the type of loan being secured. ALC suspended making new real estate loans in May 2012 as a result of weakness in the real estate market at that time.

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

Employees

Bancshares has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2017, the Bank had 159 full-time equivalent employees, and ALC had 90 full-time equivalent employees. FUSB Reinsurance has no employees. None of our employees are party to a collective bargaining agreement. Management believes that the Company’s employee relations are good.

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

Regulation of Bancshares

Bancshares is registered as a bank holding company and is subject to regulation and supervision by the Federal Reserve. The BHCA requires a bank holding company to secure the approval of the Federal Reserve before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank or thrift, or merges or consolidates with another bank or thrift holding company. Further, under the BHCA, the activities of a bank holding company and any nonbank subsidiary are limited to: (1) those activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto and (2) investments in companies not engaged in activities closely related to banking, subject to quantitative limitations on the value of such investments. Prior approval of the Federal Reserve may be required before engaging in certain activities. In making such determinations, the Federal Reserve is required to weigh the expected benefits to the public, such as greater convenience, increased competition and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices.

There are a number of restrictions imposed on us by law and regulatory policy that are designed to minimize potential losses to the depositors of the Bank and the Deposit Insurance Fund maintained by the FDIC (as discussed in more detail below) if the Bank should become insolvent. For example, the Federal Reserve requires bank holding companies to serve as a source of financial strength to their subsidiary depository institutions and to commit resources to support such institutions in circumstances in which they might not otherwise do so. The Federal Reserve also has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Regulation of the Bank

The operations and investments of the Bank are limited by federal and state statutes and regulations. The Bank is subject to supervision and regulation by the ASBD and the FDIC and to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that it may originate, and limits on the types of other activities in which the Bank may engage and the investments that it may make.

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

Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund maintained by the FDIC. As a result, the Bank is required to pay periodic assessments to maintain insurance coverage for its deposits. Under the FDIC’s assessment system for banks with less than $10 billion in assets, the assessment rate is determined based on a number of factors, including the Bank’s CAMELS (supervisory) rating, leverage ratio, net income, non-performing loan ratios, OREO ratios, core deposit ratios, one-year organic asset growth and a loan mix index.

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

Dividend Restrictions

Under Delaware law, dividends may be paid only out of the amount calculated as the present fair value of the total assets of the corporation, minus the present fair value of the total liabilities of the corporation, minus the capital of the corporation. In the event that there is no such amount, dividends may be paid out of the net profits of the corporation for the fiscal year in which the dividend is declared and/or the immediately preceding fiscal year. Dividends may not be paid, however, out of net profits of the corporation if the capital represented by the issued and outstanding stock of all classes having a preference on the distribution of assets is impaired. Further, the Federal Reserve permits bank holding companies to pay dividends only out of current earnings and only if future retained earnings would be consistent with the company’s capital, asset quality and financial condition.

Since it has no significant independent sources of income, Bancshares’ ability to pay dividends depends on its ability to receive dividends from the Bank. Under Alabama law, the Bank may not pay a dividend in excess of 90% of its net earnings unless its surplus is equal to at least 20% of capital. The Bank is also required by Alabama law to seek the approval of the Superintendent of the ASBD prior to the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank’s net earnings for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. Alabama law defines net earnings as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal, state and local taxes. The Bank must be able to satisfy the conditions described above in order to declare or pay a dividend to Bancshares without obtaining the prior approval of the Superintendent of the ASBD. In addition, the FDIC prohibits the payment of cash dividends if (1) as a result of such payment, the bank would be undercapitalized or (2) the bank is in default with respect to any assessment due to the FDIC, including a deposit insurance assessment. These restrictions could materially influence the Bank’s, and therefore Bancshares’, ability to pay dividends.

Capital Adequacy

In July 2013, the federal banking regulatory agencies adopted regulations to implement the framework developed by the Basel Committee on Banking Supervision for strengthening international capital and liquidity, known as “Basel III” (the “Basel III Rule”). The Basel III Rule provides risk-based capital guidelines designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposures and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk-weights. The net amount of assets remaining after applying the risk-weights to the gross asset values represents the institution’s total risk-weighted assets. An institution’s total risk-weighted assets are used to calculate its regulatory capital ratios. The Basel III Rule establishes minimum capital and leverage ratios that supervised financial institutions are required to maintain, while also providing countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Rule, banks must maintain a specified capital conservation buffer above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases and paying certain discretionary bonuses.

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that federal banking agencies are required to take, and certain actions that they have discretion to take, based on the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Each institution is assigned to one of five categories based on its capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Institutions categorized as “undercapitalized” or worse become subject to increasing levels of regulatory oversight and restrictions, which may include, among other things, limitations on growth and activities and payment of dividends.

As of December 31, 2017, the Bank was “well-capitalized” under the prompt corrective action rules. This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be, and should not be, interpreted as a representation of our overall financial condition or prospects.

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires the federal banking regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities that they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of the institution’s branch offices). Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” An institution’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications that it files with federal regulators to engage in certain activities, including approval of branches or other deposit facilities, mergers and acquisitions, office relocations or expansions into non-banking activities. The Bank received a “satisfactory” rating in its most recent CRA evaluation.

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

Privacy of Customer Information

The Financial Services Modernization Act of 1999 (also known as the “Gramm-Leach-Bliley Act” or the “GLBA”) and the implementing regulations issued by federal banking regulatory agencies require financial institutions to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLBA established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Regulation of Lending Practices

Our lending practices are subject to a number of federal and state laws, as supplemented by the rules and regulations of the various agencies charged with the responsibility of implementing these laws. These include, among others, the following:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities that it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other specified factors in extending credit;

●

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

●	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows in connection with loans secured by one-to-four family residential properties; and

●	Rules and regulations established by the National Flood Insurance Program.

In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, non-banks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer financial laws. Although the CFPB has the power to interpret, administer and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if the supervised institutions have less than $10 billion in assets. The CFPB has adopted a number of rules that impact our lending practices, including, among other things, (1) requiring financial institutions to make a “reasonable and good faith determination” that a consumer has a “reasonable ability” to repay a residential mortgage loan before making such a loan, (2) requiring sponsors of asset-backed securities to retain at least 5% of the credit risk of the assets underlying the securities (and generally prohibiting sponsors from transferring or hedging that credit risk), and (3) imposing a number of new and enhanced requirements on the mortgage servicing industry, including rules regarding communications with borrowers, maintenance of customer account records, procedures for responding to written borrower requests and complaints of errors, servicing delinquent loans, and conducting foreclosure proceedings, among other measures.

Regulation of Deposit Operations

Our deposit operations are subject to federal laws applicable to depository accounts, including, among others, the following:

●

Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

●

Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	Rules and regulations of the various agencies charged with the responsibility of implementing these laws.

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

Future Legislation and Regulation

We are heavily regulated by regulatory agencies at the federal and state levels. Since the 2008 financial crisis, regulators have increased their focus on the regulation of the financial services industry, leading in many cases to greater uncertainty and compliance costs for regulated entities. For example, the provisions of the Dodd-Frank Act have required us to make material expenditures, particularly in the form of personnel training costs and additional compliance expenses. Recently, however, we have seen an effort at the federal level to provide some relief from the regulatory burdens placed on banks as a result of Dodd-Frank Act. A number of bills have been introduced in early 2018 in both the House of Representatives and the U.S. Senate that would scale back the regulatory burdens placed on banks in recent years. It is impossible to know at this time what practical impact these bills will have on our business, if enacted. In addition to the legislative changes, there have been leadership changes at all of the federal banking agencies, including the FDIC, the CFPB and the Federal Reserve. These legislative proposals and the changes in the key regulators who implement the banking laws are likely to impact our business; however, we cannot predict the actual effect that these proposals would have on our business, consolidated results of operations, financial condition or cash flows.

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

As a lender, we are exposed to the risk that customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio relates principally to the creditworthiness of individuals and the value of the real estate serving as security for the repayment of loans, and the credit risk with respect to our commercial and consumer loan portfolio relates principally to the general creditworthiness of businesses and individuals within the local markets in which we operate. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential loan losses based on a number of factors. We believe that our allowance for loan losses is adequate. However, if estimates, assumptions or judgments used in calculating this allowance are incorrect, the allowance for loan losses may not be sufficient to cover our actual loan losses. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, inaccurate management assumptions, identification of additional problem loans and other factors, both within and outside of our control, may result in higher levels of nonperforming assets and charge-offs and loan losses in excess of our current allowance for loan losses, requiring us to make material additions to our allowance for loan losses, which could have a material adverse effect on our business, consolidated financial condition and results of operations. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions. In addition, banking regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further charge-offs if the regulators’ judgments are different than those of our management. Material additions to the allowance could materially decrease our net income.

We may be required to increase our allowance for loan losses as a result of a recent change to an accounting standard.

The measure of our allowance for loan losses depends in part on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, recently issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. This ASU provides a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will apply to us in fiscal years beginning after December 15, 2019, though we may choose, or may be encouraged by our regulators, to adopt CECL in fiscal years beginning after December 15, 2018. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, implementation of the CECL model will change our current method of providing allowances for loan losses, which would likely require us to increase our allowance for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. A material increase in our level of allowance for loan losses could adversely affect our business, consolidated financial condition and results of operations.

Our business and operations may be materially adversely affected by weak economic conditions.

Our business and operations, which primarily consist of banking activities, including lending money to customers in the form of loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the United States generally, and in our region in particular. The economic conditions in our local markets may be different from the economic conditions in the United States as a whole. If economic conditions in the United States or any of our markets weaken, our growth and profitability from our operations could be constrained. The current economic environment is characterized by interest rates near historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio.

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

The financial services industry is extensively regulated and supervised under both federal and state law. We are subject to the supervision and regulation of the Federal Reserve, the FDIC and the ASBD. These regulations are intended primarily to protect depositors, the public and the FDIC’s Deposit Insurance Fund, rather than shareholders. Additionally, we are subject to supervision, regulation and examination by other regulatory authorities, such as the SEC and state securities and insurance regulators. If, as a result of an examination, the Federal Reserve, the FDIC or the ASBD were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to require us to remediate any such adverse examination findings. We are also subject to changes in federal and state laws, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that could affect us. We cannot assure you that any changes in regulations or new laws will not adversely affect our performance or consolidated results of operations. Our regulatory framework is discussed in greater detail under “Item 1. Business – Supervision and Regulation.”

We are subject to laws regarding the privacy, information security and protection of personal information, and any violation of these laws or unauthorized disclosure of such information could damage our reputation and otherwise adversely affect our operations and financial condition.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal data, such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act, which, among other things: (1) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (2) requires us to provide certain disclosures to customers about our information collection, sharing and security practices and to afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (3) requires us to develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and state legislatures have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to unauthorized persons, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under applicable laws and regulations. Concerns about the effectiveness of our measures to safeguard personal information could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our consolidated operations and financial condition.

Our FDIC deposit insurance premiums and assessments may increase and thereby adversely affect our financial results.

The Bank’s deposits are insured by the FDIC up to legal limits, and, accordingly, the Bank is subject to periodic insurance assessments by the FDIC. The Bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Numerous bank failures during the financial crisis and increases in the statutory deposit insurance limits increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. The FDIC has authority to increase insurance assessments, and any significant increase in insurance assessments would likely have an adverse effect on us and thereby negatively impact our consolidated results of operations.

We may not be able to maintain consistent growth, earnings or profitability.

There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations, or increase in the future. Our growth in recent years has been driven primarily by a strong commercial loan market and real estate loan market in certain of our markets. A downturn in economic conditions in our markets, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations, and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow our assets or increase our profitability to the same extent as in recent periods. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining adequate capital, hiring and retaining qualified employees and successfully implementing our strategic initiatives. A failure to sustain our recent rate of growth or adequately manage the factors that have contributed to our growth or successfully enter new markets could have a material adverse effect on our earnings and profitability and, therefore on our business, consolidated financial condition and results of operations.

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

Our consolidated results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, we cannot predict future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such conditions may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

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

We rely heavily on communications and information systems to conduct our business. Any failure or interruption in the operation of these systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending or other functions. While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation and possible financial liability, any of which could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

We use information technology in our operations and offer online banking services to our customers, and unauthorized access to our customers’ confidential or proprietary information as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize the internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes or other security failures. In addition, our customers may use personal smartphones, tablet PCs or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, may become the target of cyber-attacks, electronic fraud or information security breaches that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential legal liability, reputational harm, damage to our competitive position and the disruption of our operations, all of which could adversely affect our consolidated financial condition, results of operations or cash flows.

We depend on outside third parties for the processing and handling of our records and data, which exposes us to additional risk for cybersecurity breaches and regulatory action.

We rely on software and internet-based platforms developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing and securities portfolio accounting. If these third-party service providers experience difficulties, are subject to cybersecurity breaches or terminate their services, and we are unable to replace them with other service providers on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, consolidated financial condition and results of operations could be adversely affected. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of customer data. In addition, we maintain, or contract with third parties to maintain, daily backups of key processing outputs in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct business or process transactions, or damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such a disruption or breach of security could have a material adverse effect on our business.

In addition, federal regulators have issued guidance outlining their expectations for third-party service provider oversight and monitoring by financial institutions. Any failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against us, which could adversely affect our business, consolidated financial condition and results of operations.

We face a risk of noncompliance and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act of 1970, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Financial Crimes Enforcement Network and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny with respect to our compliance with the regulations issued and enforced by the Office of Foreign Assets Control. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

The internal controls that we have implemented to mitigate risks inherent to the business of banking might fail or be circumvented.

Management regularly reviews and updates our internal controls and procedures that are designed to manage the various risks in our business, including credit risk, operational risk, financial risk, compliance risk and interest rate risk. No system of controls, however well-designed and operated, can provide absolute assurance that the objectives of the system will be met. If such a system fails or is circumvented, there could be a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Our common stock price could be volatile, which could result in losses for individual shareholders.

The market price of our common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

●	general economic, business and political conditions;

●	changing market conditions in the broader stock market in general, or in the financial services industry in particular;

●	monetary and fiscal policies, laws and regulations and other activities of the government, agencies and similar organizations;

●	actual or anticipated variations in our operating results, financial condition or asset quality;

●	our failure to meet analyst predictions and projections;

●	collectability of loans;

●	cost and other effects of legal and administrative cases and proceedings, claims, settlements and judgments;

●	additions or departures of key personnel;

●	trades of large blocks of our stock;

●	announcements of innovations or new services by us or our competitors;

●	future sales of our common stock or other securities; and

●	other events or factors, many of which are beyond our control.

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

Our ability to engage in routine investment and banking transactions, as well as the quality and value of our investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition and profitability of such other financial institutions with which we transact, including, without limitation, the FHLBA and our correspondent banks. Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses of depositor, creditor or counterparty confidence in certain institutions, and could lead to losses or defaults by other institutions. Any defaults by, or failures of, the institutions with whom we transact could adversely affect our debt and equity holdings in such other institutions, our participation interests in loans originated by other institutions, and our business, including our liquidity, consolidated financial condition and earnings.

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

A departure of any of our executive officers, other key personnel or directors could adversely affect our operations. The community involvement of our executive officers and directors and our directors’ diverse and extensive business relationships are important to our success. A material change in the composition of our management team or board of directors could cause our business to suffer.

We may not realize the full expected benefit of our significant deferred income tax assets.

At December 31, 2017, we had gross deferred tax assets of $6.0 million. Our ability to realize our deferred tax assets is based on the extent to which we generate future taxable income and on prevailing corporate income tax rates, and we cannot provide any assurance as to when and to what extent we will generate sufficient future taxable income to realize our deferred tax assets, whether in whole or in any part. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted into law. While we believe that the full impact of Tax Reform on our business may not be fully known for some time, its reduction of the federal corporate income tax rate to 21% required us to record a one-time, non-cash charge of approximately $2.5 million to our provision for income taxes in the fourth quarter of 2017. The charge is solely due to the accounting re-measurement of our deferred tax assets based on the lower income tax rate. While we believe that Tax Reform will not impact the ability of our deferred tax assets, as re-measured, to reduce the amount of cash to be paid in federal income taxes in 2018 and beyond, any future lowering of corporate income tax rates and/or adjustment in the treatment of deferred tax assets could impact the realization as well as the value of our deferred tax assets in our consolidated balance sheets, and these impacts could be material and adverse. Further, we have filed our tax returns based on certain filing positions that we believe are appropriate. Should the applicable taxing authorities disagree with these positions, we may owe additional taxes.

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

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “FUSB.” Prior to our name change on October 11, 2016, our common stock was listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 12, 2018, there were 738 record holders of Bancshares’ common stock (excluding any participants in any clearing agency and “street name” holders).

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for Bancshares’ common stock as reported on the Nasdaq Capital Market, and the cash dividends declared per share in each such quarter.

			Dividends
			Declared
	High	Low	Per Share
2017
Fourth Quarter	$14.38	$11.00	$0.02
Third Quarter	12.14	10.87	0.02
Second Quarter	12.92	10.38	0.02
First Quarter	15.14	10.86	0.02

2016
Fourth Quarter	$11.84	$9.51	$0.02
Third Quarter	10.89	8.65	0.02
Second Quarter	10.28	7.92	0.02
First Quarter	8.99	7.90	0.02

The last reported sales price of Bancshares’ common stock as reported on the Nasdaq Capital Market on March 12, 2018, was $11.80.

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

As noted in the table below, there were no purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2017.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
October 1-31, 2017	—		$—	—	242,303
November 1-30, 2017	—		$—	—	242,303
December 1-31, 2017	—		$—	—	242,303
Total	—	(2)	$—	—	242,303

(1)

On December 20, 2017, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2018, of which 242,303 shares remain available.

(2)	No shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the fourth quarter of 2017.

Item 6.	Selected Financial Data

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands, except Per Share Amounts)
Results of Operations:
Interest income	$31,100	$30,155	$29,897	$31,361	$33,636
Interest expense	2,706	2,271	2,289	2,553	2,905
Net interest income	28,394	27,884	27,608	28,808	30,731
Provision (reduction in reserve) for loan losses	1,987	3,197	216	(74)	(642)
Non-interest income	4,666	5,201	4,531	5,091	4,865
Non-interest expense	28,449	28,495	28,377	28,595	30,802
Income before income taxes	2,624	1,393	3,546	5,378	5,436
Income taxes(1)	3,035	169	951	1,829	1,509
Net income (loss)(1)	$(411)	$1,224	$2,595	$3,549	$3,927
Per Share Data:
Basic net income (loss) per share(1)	$(0.07)	$0.20	$0.42	$0.58	$0.65
Diluted net income (loss) per share(1)	$(0.06)	$0.19	$0.41	$0.57	$0.65
Dividends declared	$0.08	$0.08	$0.08	$0.03	$—
Common stock price - High	$15.14	$11.84	$9.74	$8.99	$10.40
Common stock price - Low	$10.38	$7.90	$7.75	$7.40	$5.10
Period end price per share	$12.80	$11.11	$8.92	$8.84	$7.29
Period end shares outstanding (in thousands)	6,082	6,043	6,039	6,034	6,028
Period-End Balance Sheet:
Total assets	$625,581	$606,892	$575,782	$572,609	$569,801
Loans, net of allowance for loan losses	346,121	322,772	255,432	259,516	300,927
Allowance for loan losses	4,774	4,856	3,781	6,168	9,396
Investment securities, net	180,150	207,814	231,202	234,086	170,804
Total deposits	517,079	497,556	479,258	483,659	484,279
Short-term borrowings	15,594	10,119	7,354	436	1,231
Long-term debt	10,000	15,000	5,000	5,000	5,000
Total shareholders’ equity	76,208	76,241	77,030	75,162	70,095
Book value	12.53	12.62	12.76	12.46	11.63
Performance Ratios:
Loans to deposits	66.9%	64.9%	53.3%	53.7%	62.1%
Net yield on interest earning assets	5.08%	5.16%	5.36%	5.53%	5.95%
Return on average assets(1)	(0.07)%	0.21%	0.46%	0.63%	0.70%
Return on average equity(1)	(0.52)%	1.56%	3.41%	4.88%	5.68%
Asset Quality:
Allowance for loan losses as % of loans	1.36%	1.48%	1.46%	2.32%	3.03%
Nonperforming assets as % of loans and other real estate	1.67%	2.19%	3.45%	5.23%	6.74%
Nonperforming assets as % of total assets	0.95%	1.20%	1.59%	2.50%	3.78%
Net charge-offs as a % of average loans	0.62%	0.72%	1.07%	1.55%	2.77%
Capital Adequacy:
CET 1 risk-based capital ratio	18.41%	19.01%	22.19%	n/a	n/a
Tier 1 risk-based capital ratio	18.41%	19.01%	22.19%	21.51%	18.07%
Total risk-based capital ratio	19.60%	20.26%	23.35%	22.78%	19.34%
Tier 1 leverage ratio	11.89%	12.27%	13.02%	11.85%	10.97%

(1) For the year ended December 31, 2017, the Company recorded a one-time, non-cash charge of $2.5 million that resulted from re-valuation of the Company’s deferred tax assets upon the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). The adjusted net income and related per share data and key ratios presented in the table below provide comparative selected financial data excluding the impact of Tax Reform. The table below is not prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s management believes that this non-GAAP presentation is useful in demonstrating the one-time impact of the deferred tax asset adjustment on the Company’s results for the periods presented, but cautions readers that non-GAAP measures should not be viewed as a substitute for results determined in accordance with GAAP.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

ADJUSTED NET INCOME AND RELATED PER SHARE DATA AND KEY RATIOS

(non-U.S. GAAP presentation to show impact of Tax Reform)

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands, except Per Share Amounts)
As Reported:
Income (loss) before income taxes	$2,624	$1,393	$3,546	$5,378	$5,436
Provision (benefit from) for income taxes	3,035	169	951	1,829	1,509
Net income (loss)	$(411)	$1,224	$2,595	$3,549	$3,927

Impact of Tax Reform:
Provision (benefit from) for income taxes	(2,471)	—	—	—	—
Adjusted Net income (loss)	$2,060	$1,224	$2,595	$3,549	$3,927

Per Share Data:
Reported Basic net income (loss) per share	$(0.07)	$0.20	$0.42	$0.58	$0.65
Impact of Tax Reform	(0.40)	—	—	—	—
Adjusted Basic net income (loss) per share	$0.33	$0.20	$0.42	$0.58	$0.65

Reported Diluted net income (loss) per share	$(0.06)	$0.19	$0.41	$0.57	$0.65
Impact of Tax Reform	(0.38)	—	—	—	—
Adjusted Diluted net income (loss) per share	$0.32	$0.19	$0.41	$0.57	$0.65

Key Ratios:
Reported Return on average assets	(0.07)%	0.21%	0.46%	0.63%	0.70%
Impact of Tax Reform	(0.40)%	—	—	—	—
Adjusted Return on average assets	0.33%	0.21%	0.46%	0.63%	0.70%

Reported Return on average equity	(0.52)%	1.56%	3.41%	4.88%	5.68%
Impact of Tax Reform	(3.15)%	—	—	—	—
Adjusted Return on average equity	2.63%	1.56%	3.41%	4.88%	5.68%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, the Company, through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in this Annual Report on Form 10-K for the year ended December 31, 2017. Specifically, with respect to statements relating to loan demand, growth and earnings potential, expansion and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Bank’s and ALC’s service areas, market conditions and investment returns, the availability of quality loans in the Bank’s and ALC’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, collateral values and cybersecurity threats. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

In addition, the Company’s business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of December 31, 2017, the Bank operated and served its customers through 16 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama, as well as a loan production office in Mountain Brook, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC’s principal office is located in Mobile, Alabama. The Bank is the funding source for ALC. As of December 31, 2017, in addition to its principal office, ALC operated 21 offices located in Alabama and southeast Mississippi.

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

Delivery of the best possible financial services to customers remains an overall operational focus of Bancshares and its subsidiaries (collectively, the “Company”). We recognize that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 249 full-time equivalent employees, to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the current consolidated financial position, changes in financial position, results of operations and cash flows for the Company and should be read in conjunction with the Company’s Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of the discussion is on the years 2017 and 2016. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

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

Deferred Tax Asset Valuation

Income tax expense and current and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets may also arise from the carryforward of operating loss or tax credit carryforwards as allowed by applicable federal or state tax jurisdictions. In evaluating the ability to recover deferred tax assets in the tax jurisdictions from which they arise, management considers all available positive and negative evidence, including the Company’s historical earnings and, in particular, the results of recent operations, expected reversals of temporary differences, the ability to utilize tax planning strategies, and the expiration dates of any operating loss and tax credit carryforwards. A valuation allowance is recognized for a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some portion of or the entire deferred tax asset will not be realized. The assumptions about the amount of future taxable income require the use of significant judgment and are consistent with the plans and estimates that management uses in the underlying business. At this time, management considers it to be more likely than not that the Company will have sufficient taxable income in the future to allow all deferred tax assets to be realized. Accordingly, a valuation allowance was not established for deferred tax assets as of December 31, 2017 and 2016.

Fair Value Measurements

Portions of the Company’s assets and liabilities are carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include securities available-for-sale, impaired loans and derivatives. Additionally, other real estate and certain other assets acquired in foreclosure are reported at the lower of the recorded investment or fair value of the property, less estimated cost to sell. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. While management uses judgment when determining the price at which willing market participants would transact when there has been a significant decrease in the volume or level of activity for the asset or liability in relation to “normal” market activity, management’s objective is to determine the point within the range of fair value estimates that is most representative of a sale to a third party under current market conditions. The value to the Company if the asset or liability were held to maturity is not included in the fair value estimates.

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

EXECUTIVE OVERVIEW

The composition of the Company’s earnings continued to improve in 2017 compared to the previous year. Income before income taxes totaled $2.6 million in 2017, compared to $1.4 million in 2016. The 2017 results were positively impacted by increased net interest income as a result of growth in net loans, as well as a decrease in the provision for loan losses, compared to 2016. The improved results in net interest income were partially offset by reductions in non-interest income, primarily resulting from reduced gains on sale of investment securities. Non-interest expense was flat comparing 2017 to 2016.

At the end of 2017, the Company adjusted its deferred tax assets and liabilities in accordance with the new federal corporate tax rate under the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). The deferred tax asset adjustments resulted in a one-time, non-cash charge of $2.5 million, which was included in the Company’s provision for income taxes in 2017. As a result of this charge to the provision for income taxes, the Company recorded a net loss of $0.4 million, or $(0.06) per diluted share, in 2017, compared to net income of $1.2 million, or $0.19 per diluted share, in 2016.

As of December 31, 2017, the Company's net loans totaled $346.1 million, an increase of $23.3 million, or 7.2%, compared to December 31, 2016. Of the total loan growth in 2017, $17.4 million was attributable to the Bank’s commercial lending efforts, while $5.9 million was attributable to consumer lending at ALC. The Bank’s commercial lending strategy over the past 24 to 36 months has been focused on the larger metropolitan service territories of Birmingham and Tuscaloosa, Alabama, and the majority of the Bank’s loan growth has been concentrated in those areas.  ALC’s loan growth in 2017 was attributable to continued expansion of indirect lending through point-of-sale retail opportunities. This growth has led to overall improvement of the credit quality of ALC’s portfolio in recent years, resulting in reduced credit losses, along with a reduction in yield.

Pre-provision net interest income totaled $28.4 million for the year ended December 31, 2017, compared to $27.9 million for the year ended December 31, 2016, an increase of $0.5 million. The increase resulted from an increase in total interest income of $0.9 million, partially offset by an increase of $0.4 million in total interest expense.  The increased interest income was driven by loan growth, partially offset by a modest reduction in yield. Average loans for the Company totaled $331.7 million and $293.0 million in 2017 and 2016, respectively, while yield decreased to 5.57% in 2017, compared to 5.59% in 2016. The increase in interest expense resulted from increases in interest-bearing deposits, as well as increases in interest rates charged on deposits and borrowings commensurate with the overall interest rate environment in 2017. Average interest-bearing deposits increased by $18.9 million in 2017 compared to 2016. The aggregate interest rate on interest-bearing liabilities increased to 0.60% in 2017, compared to 0.53% in 2016.   Net yield on interest-earning assets totaled 5.08% in 2017, compared to 5.16% in 2016.

As a result of the credit management efforts at both the Bank and ALC, the Company’s loan loss experience and asset quality continued to improve in 2017. For the Company, net charge-offs were 0.62% of average loans in 2017, compared to 0.72% in 2016. For both years, the Bank was in a net recovery position of $0.2 million, or (0.07%) and (0.09%) of average loans in 2017 and 2016, respectively. ALC recorded net charge-offs of $2.2 million, or 2.49% of average loans, in 2017, compared to $2.3 million, or 2.69% of average loans, in 2016. Non-performing assets, including loans in non-accrual status and other real estate owned (OREO), decreased by 18.3% to $5.9 million as of December 31, 2017, compared to $7.3 million as of December 31, 2016. Non-performing assets as a percentage of total assets totaled 0.96% as of December 31, 2017, compared to 1.20% as of December 31, 2016. As a percentage of shareholders’ equity, non-performing assets improved to 7.9% as of December 31, 2017, compared to 9.5% as of December 31, 2016.

The Company recorded provision for loan losses of $2.0 million in 2017, compared to $3.2 million in 2016. The provision for loan losses reflects the expense required to establish the allowance for loan losses at a level that in management’s judgment is adequate to absorb losses in the loan portfolio as of the balance sheet date. The Company’s allowance for loan losses as a percentage of loans decreased to 1.36% as of December 31, 2017, compared to 1.48% as of December 31, 2016. The decrease resulted from the continued overall improvement in loss experience at ALC, as well as the resolution of certain loan relationships at the Bank that were previously considered impaired. The allowance for loan losses as a percentage of loans at the Bank decreased to 0.95% as of December 31, 2017, compared to 1.01% as of December 31, 2016. At ALC, the allowance for loan losses as a percentage of loans totaled 2.48% as of December 31, 2017, compared to 2.78% as of December 31, 2016.

Non-interest income for the Company totaled $4.7 million in 2017, compared to $5.2 million in 2016. The decrease resulted primarily from reductions in gains on sale and prepayment of investment securities at the Bank, and to a lesser extent, reductions in certain ancillary revenues at the Bank and ALC. These reductions were offset in part by increased revenues from service charges and other fees on deposit accounts at the Bank and credit insurance commissions and fees on policies sold at ALC.

Non-interest expense for the Company totaled $28.4 million for the year ended December 31, 2017, compared to $28.5 million for the year ended December 31, 2016. Although non-interest expense remained relatively flat in 2017 compared to 2016, management continued efforts to expend resources in areas that it believes will be beneficial to the Company in the future.

Balance Sheet Management

Loan growth at the Bank and ALC was funded through available cash balances, growth in deposits and cash flows generated from the investment securities portfolio. Investment securities, combined with federal funds sold, totaled $195.2 million as of December 31, 2017, compared to $207.8 million as of December 31, 2016, a decrease of $12.6 million. The decrease resulted from maturity of securities, as well as the sale of securities from the Bank’s available-for-sale portfolio. The cash generated from the reduction of the portfolio was primarily redeployed in the loan portfolio. All sales of securities in 2017 resulted in net realized gains. Investment securities and federal funds sold serve to both enhance interest income and provide an additional source of liquidity available to fund loan growth and capital expenditures. Management has structured the investment portfolio to provide cash flows through interest earned and the maturity or payoff of securities in the portfolio on a monthly basis. In the current environment, we expect that cash flows from the investment portfolio will continue to serve as a significant source of liquidity available for the funding of future loan growth.

Total deposits increased $19.5 million, or 3.8%, comparing December 31, 2017 to December 31, 2016. Deposit growth provided additional funding sources for loan growth during 2017. Deposits generated through the Bank’s branch system are considered the Company’s primary funding source to meet short- and long-term liquidity needs. In addition to deposits, significant external sources of liquidity are available to the Company, including access to funding through federal funds lines, Federal Home Loan Bank advances and brokered deposits.

A significant portion of deposit growth in 2017 was generated at the Bank’s new retail banking office in Birmingham, Alabama, which opened during the third quarter of 2017. The new office is part of an office complex that also houses the Bank’s Birmingham-based commercial lending team and members of executive management that are based in Birmingham. At the end of the third quarter of 2017, the Company and the Bank relocated their headquarters to the office complex. The construction of the office complex resulted in increases to premises and equipment of $8.1 million during 2017.

Shareholders’ equity was $76.2 million, or $12.53 per common share, as of December 31, 2017, compared to $76.2 million, or $12.62 per common share, as of December 31, 2016.

Progress on Strategic Initiatives

Management focused on various strategic initiatives during 2017, including those summarized below.

●	Expansion of Metropolitan Presence – During 2017, the Bank continued efforts to expand into contiguous metropolitan markets with the completion of an office complex along U.S. Highway 280 in Birmingham, Alabama that houses a retail banking office and the Bank’s Birmingham-based commercial lending team. In addition, at the end of the third quarter of 2017, the headquarters of both the Company and the Bank were relocated to the office complex. Management believes that the establishment of a strong presence in the Birmingham metropolitan area will serve as a significant enhancement of the Company’s profile and ability to grow both quality assets and core deposits over the long-term.

●

Quality Loan Growth – Management’s primary focus over the past two years has been growth of the loan portfolio, and in particular, the Bank’s commercial loan portfolio. As a result of this focus, the Company’s net loans increased by $90.7 million over the two-year period between December 31, 2015 and December 31, 2017. Approximately $80.9 million of this growth was attributable to the Bank’s commercial lending portfolio, while approximately $9.7 million was attributable to ALC’s consumer-oriented portfolio. Management believes that continued growth of the loan portfolio within established credit standards is critical to improving the Company’s earnings position over time. The Company’s balance sheet remains poised for additional growth. Loans as a percentage of deposits totaled 66.9% as of December 31, 2017, compared to 64.9% as of December 31, 2016, and 53.3% as of December 31, 2015.

●

Deposit Growth – Management views continued growth in core deposits as an important strategic imperative to fund loan growth over the longer term. As discussed above, the primary driver of deposit growth in 2017 was the Bank’s new Birmingham office that became operational in 2017. Furthermore, the Bank continues to enhance its deposit offerings, including demand deposit accounts structured under a suite of products known as “First Link Checking,” as well as cash management products for commercial banking clients.

●	Technological Advancement and Cybersecurity – The Company continued strategic efforts in 2017 to enhance its technological platforms to improve customer service offerings and to mitigate risks associated with cybersecurity. The Company also continued efforts to upgrade its computer and telephone network systems. These efforts are expected to further enhance risk mitigation and efficiency at both the Bank and ALC.

●	Credit Quality – While the Bank and ALC both experienced loan growth in 2017, management at both entities remains vigilant with respect to the credit quality of the loan portfolio. At the Bank, this includes continued adherence to previously established credit policies and procedures, and at ALC, this includes continued focus on indirect retail lending opportunities, which generally provide loans of higher credit quality than traditional consumer lending.

●	Mortgage Division – In 2017, the Bank began originating loans into the secondary market through a mortgage division. Management believes that the ability to serve our customer base in the future through a full array of secondary market mortgage services will allow the Bank to provide a wider range of product offerings in its existing service territories. Additionally, this unit will provide an opportunity to originate loans for the Bank's portfolio that reflect our credit criteria and fit strategically into our earning asset mix.

●	Market/Interest Rate Risk Management – We continue to manage interest rate risk and evaluate lending, funding, pricing and hedging strategies through financial simulation models and tools utilized by the Company’s Asset/Liability Committee. As part of this evaluation, management considers the current and prospective mix of fixed and variable rate lending arrangements at the Bank and ALC. Approximately 59.4% of the Bank’s new loan growth during 2017 was in fixed rate lending arrangements, while approximately 40.6% was at variable rates. As of December 31, 2017, fixed rate loans at the Bank totaled $241.9 million, while variable rate loans totaled $98.0 million. All loans at ALC as of December 31, 2017 were considered fixed rate loans; however, average terms of loans at ALC are relatively short, with average terms of new loans at 24 to 36 months.

RESULTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
	(Dollars in Thousands)
Interest income	$31,100	$30,155
Interest expense	2,706	2,271
Net interest income	28,394	27,884
Provision for loan losses	1,987	3,197
Net interest income after provision for loan losses	26,407	24,687
Non-interest income	4,666	5,201
Non-interest expense	28,449	28,495
Income before income taxes	2,624	1,393
Provision for income taxes	3,035	169
Net income	$(411)	$1,224

Net Interest Income

Net interest income is calculated as the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets consist of loans at both the Bank and ALC, as well as taxable and nontaxable investments and federal funds sold by the Bank. Interest-bearing liabilities consist of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings and long-term debt. Net interest income for the Company increased $0.5 million, or 1.8%, in 2017 compared to 2016.

The following table shows the average balances of each principal category of assets, liabilities and shareholders’ equity for the years ended December 31, 2017 and 2016. Additionally, the table provides an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2017			2016
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$241,940	$10,130	4.19%	$206,858	$8,866	4.29%
Loans – ALC (Note A)	89,794	16,866	18.78%	86,137	17,071	19.82%
Taxable investment securities	191,390	3,487	1.82%	211,026	3,619	1.71%
Non-taxable investment securities	8,355	304	3.64%	13,449	483	3.59%
Federal funds sold	1,274	20	1.57%	3,210	18	0.56%
Interest-bearing deposits in banks	25,669	293	1.14%	19,202	98	0.51%
Total interest-earning assets	558,422	31,100	5.57%	539,882	30,155	5.59%
Non-interest-earning assets:
Other assets	56,876			49,666
Total	$615,298			$589,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$163,301	$633	0.39%	$150,472	$547	0.36%
Savings deposits	81,420	199	0.24%	77,435	145	0.19%
Time deposits	183,477	1,575	0.86%	181,415	1,402	0.77%
Borrowings	23,082	299	1.30%	17,519	177	1.01%
Total interest-bearing liabilities	451,280	2,706	0.60%	426,841	2,271	0.53%
Non-interest-bearing liabilities:
Demand deposits	78,609			76,781
Other liabilities	7,141			7,645
Shareholders’ equity	78,268			78,281
Total	$615,298			$589,548
Net interest income (Note B)		$28,394			$27,884
Net yield on interest-earning assets			5.08%			5.16%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $0.5 million and $1.1 million for 2017 and 2016, respectively. At ALC, these loans averaged $1.7 million for both of the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.4 million and $0.3 million for 2017 and 2016, respectively. At ALC, loan fees totaled $2.2 million and $2.8 million for the respective periods presented.

The following table summarizes the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	2017 Compared to 2016 Increase (Decrease) Due to Change In:			2016 Compared to 2015 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Loans – Bank	$1,504	$(240)	$1,264	$1,964	$(1,963)	$1
Loans – ALC	725	(930)	(205)	1,495	(736)	759
Taxable investments	(337)	205	(132)	(269)	(126)	(395)
Non-taxable investments	(183)	4	(179)	(98)	(8)	(106)
Federal funds	(11)	13	2	—	18	18
Interest bearing deposits in banks	33	162	195	(26)	7	(19)
Total interest-earning assets	1,731	(786)	945	3,066	(2,808)	258
Interest expense on:
Demand deposits	47	39	86	17	(64)	(47)
Savings deposits	7	47	54	7	2	9
Time deposits	16	157	173	(23)	(108)	(131)
Other borrowings	56	66	122	65	86	151
Total interest-bearing liabilities	126	309	435	66	(84)	(18)
Increase (decrease) in net interest income	$1,605	$(1,095)	$510	$3,000	$(2,724)	$276

Interest income earned on loans at the Bank increased comparing 2017 to 2016 as a result of growth in average loan volume. The increase in interest income at the Bank was partially offset by a modest reduction in yield, which was a result of the competitive environment. At ALC, despite continued growth in loan volume, interest income decreased comparing 2017 to 2016 as a result of reductions in yield. The decrease in yield at ALC was due to continued focus on credit quality improvement. These activities have been ongoing for the past several years and have resulted in significant improvement in the credit quality of ALC’s portfolio, with a corresponding decrease in yield commensurate with reduced risk. The loan volume increases were partially offset by decreases in the average balances of taxable and non-taxable investments and federal funds sold. The shift in the mix of earning assets is consistent with management’s ongoing strategy to utilize cash flows from the maturity and paydown of investment securities to fund loan growth as opportunities permit. The investment portfolio has been structured to provide monthly cash flows through the maturity and paydown of securities in a manner that management believes can continue to fund a substantial portion of loan growth over time.

Interest expense increased comparing 2017 to 2016 due to increases in the volume of interest-bearing liabilities, as well as increases in rates commensurate with the interest rate environment experienced during the year ended December 31, 2017.

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

Provision (Reduction in Reserve) for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The following table presents the provision (reduction in reserve) for loan losses for the Bank and ALC for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
	(Dollars in Thousands)
Bank	$(130)	$886
ALC	2,117	2,311
Net provision for loan losses	$1,987	$3,197

At the Bank, during the year ended December 31, 2017, recoveries of previously charged-off loans exceeded current period charge-offs.  In addition, during 2017, the Bank resolved a previously impaired loan relationship through the collection of contractual amounts due.  The resolution of the impairment, combined with continued net recoveries, enabled the Bank to reduce the allowance for loan losses by $0.1 million during the year.  The Bank’s allowance for loan losses as a percentage of loans totaled 0.95% as of December 31, 2017, compared to 1.01% as of December 31, 2016.

At ALC, the provision for loan losses decreased during the year ended December 31, 2017, based primarily on improvements in charge-off experience during the period.  ALC’s allowance for loan losses as a percentage of loans totaled 2.48% as of December 31, 2017, compared to 2.78% as of December 31, 2016.

For the Company, the allowance for loan losses totaled 1.36% as of December 31, 2017, compared to 1.48% as of December 31, 2016.  Based on our evaluation of the loan portfolio, we believe that the allowance for loan losses at both the Bank and ALC is adequate to absorb losses inherent in the loan portfolio as of December 31, 2017. While we believe that the methodologies and calculations that have been used in the determination of the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which the Bank and ALC operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses.  In general, we expect the provision for loan losses to increase commensurate with growth in loan volume at both the Bank and ALC; however, we would also expect such increases to be partially offset should credit quality of the portfolio continue to improve.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income. Expanded discussion of certain significant non-interest income items and fluctuations is provided below the table.

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$1,880	$1,773	$107	6.0%
Credit insurance commissions and fees	715	681	34	5.0%
Bank-owned life insurance	424	422	2	0.5%
Net gain on sale and prepayment of investment securities	229	659	(430)	(65.3)%
Other income	1,418	1,666	(248)	(14.9)%
Total non-interest income	$4,666	$5,201	$(535)	(10.3)%

Service Charges and Other Fees on Deposit Accounts

Service charges and other fees are generated on deposit accounts held at the Bank. The increase in this category of non-interest income during the year ended December 31, 2017 compared to the year ended December 31, 2016 resulted primarily from increased fees generated from service charges on deposit accounts.  Periodically, management evaluates the fee structure on the Bank’s deposit accounts in order to ensure that fees charged are competitive in the current environment and compliant with regulatory guidance. In addition, management continues to evaluate opportunities for deposit growth through further penetration in existing service territories.  We expect that income from these sources will grow over time as deposit levels grow.  However, there is significant competition among financial institutions for deposits.

Credit Insurance Commissions and Fees

Credit insurance commissions and fees are generated from credit life and credit accident and health insurance policies offered primarily at ALC to consumer loan customers through FUSB Reinsurance. The increase in non-interest income in this category during the year ended December 31, 2017 compared to the year ended December 31, 2016 resulted primarily from a focus by ALC management on product lines that facilitate the generation of these types of sales. Although revenues in this category increased in 2017 compared to 2016, such revenues are generally dependent on the mix of product lines offered at ALC and the specific needs of borrowers. Management continues to seek opportunities to grow revenues in this category when opportunities arise based on customer needs and in accordance with regulatory guidelines.

Bank-owned Life Insurance

The Bank utilizes bank-owned life insurance as a tool to offset the cost of certain retirement benefit programs. The income derived from bank-owned life insurance represents the increase in the cash surrender value of the policies (which is generally non-taxable) over the periods presented. The cash surrender value of the policies totaled $14.9 million and $14.6 million as of December 31, 2017 and December 31, 2016, respectively. The insurance policies are adjustable-rate assets with minimum guaranteed rates of interest between 2% and 4%. Accordingly, management does not expect significant fluctuation in the income derived from these assets.

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

Other Income

Other non-interest income includes fee income generated by the Bank for ancillary services, such as letters of credit, ATMs, debit and credit cards, wire transfers and real estate rental. In addition, other non-interest income is generated at ALC for ancillary services, including ALC’s auto club membership program, which provides members with emergency roadside assistance, lock and key services and reimbursement for emergency travel expenses. The decrease in other non-interest income in 2017 compared to 2016 resulted primarily from reductions in ACH fees and services at the Bank and in ALC’s auto club membership revenue.  In addition, other income was reduced as a result of collection of settlement amounts associated with a nonaccrual asset in 2016 that was not repeated in 2017. Given the nature of the types of revenues categorized as other income, there is uncertainty as to the level of revenue that will be derived from these sources in the future.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated. Expanded discussion of certain significant non-interest expense items and fluctuations is provided below the table.

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$17,374	$16,663	$711	4.3%
Net occupancy and equipment expense	3,164	3,150	14	0.4%
Computer services	1,384	1,383	1	0.1%
Insurance expense and assessments	644	1,032	(388)	(37.6)%
Fees for professional services	813	948	(135)	(14.2)%
Postage, stationery and supplies	674	725	(51)	(7.0)%
Telephone/data communication	830	691	139	20.1%
Other real estate/foreclosure expense, net	538	719	(181)	(25.2)%
Other	3,028	3,184	(156)	(4.9)%
Total non-interest expense	$28,449	$28,495	$(46)	(0.2)%

Salaries and Employee Benefits

Salaries and employee benefits expense, the largest category of non-interest expense, totaled $11.6 million and $10.8 million at the Bank and $5.8 million and $5.9 million at ALC in 2017 and 2016, respectively. The expense amounts for the Bank are inclusive of salaries and benefits paid to certain members of management and employees for work performed on behalf of Bancshares, as well as current and deferred fees paid to members of the Bank’s and Bancshares’ Boards of Directors. Management remains committed to providing salaries and benefits packages to employees at competitive levels in order to ensure that we continue to provide quality service to our customers. Accordingly, we expect salaries and employee benefits expense to generally increase commensurate with our growth and trends in the employment market over time.

Net Occupancy and Equipment Expense

This category of non-interest expense includes expenses associated with depreciation of buildings, equipment and furniture and fixtures, rent of office space, utilities expense and maintenance and repair costs. The majority of the Bank's office space is owned, while the majority of ALC's office space is leased. Net occupancy and equipment expense remained relatively flat comparing 2017 to 2016; however, these expenses are expected to increase over time due to inflationary adjustments in the cost of repairs and maintenance, as well as additional depreciation associated with capital expenditures. During 2017, the Company recorded approximately $8.9 million in capital additions to premises and equipment. The majority of these expenditures were associated with the construction of an office complex in Birmingham, Alabama. The office complex was placed into service during the third quarter of 2017, and the headquarters of both the Company and the Bank were relocated to that location at the end of the third quarter. As of December 31, 2017, approximately 29% of the usable square footage of the office complex was utilized by the Company, with the remainder available to be leased to commercial tenants. Annual depreciation associated with the office complex is expected to total approximately $0.4 million, with additional expenses incurred in connection with building operations, the level of which will depend on the extent to which the office space in the complex is leased. Upon full lease-up, management expects that the majority of depreciation expense, as well as additional operating costs associated with the complex, will be recovered through lease revenue; however, no assurance can be given regarding the office complex being fully leased by third-party tenants or the timing of such third-party leases.

Computer Services

Computer services expenses were primarily associated with core processing at the Bank and ALC. Due to the differing nature of their businesses, the Bank and ALC utilize different core processors. Although expenses in this category remained relatively flat in 2017 compared to 2016, in recent years, expenditures have generally increased in this category associated with efforts to enhance the Bank’s technology platform, including increased protections against data security risk and enhanced disaster recovery planning. Given the rapid pace of technological change, increases in this category of expense are generally expected to occur at a more rapid pace than other expense categories.

Insurance Expense and Assessments

This category of non-interest expense includes the cost of corporate insurance maintained by the Company, as well as FDIC insurance and state banking assessments. The Bank pays assessments to the FDIC based on a prescribed regulatory calculation that factors in average total assets and the Company’s supervisory ratings, as determined by regulatory examinations. The decrease in this expense category in 2017 compared to 2016 resulted primarily from reductions in FDIC assessments. Over time, management expects this category of expenses to increase based on growth in the Company’s balance sheet and expansion of the Company’s activities.

Fees for Professional Services

Fees for professional services include fees associated with legal, accounting and auditing, compliance and other consulting services. The decrease in these expenses in 2017 compared to 2016 resulted primarily from a decrease in professional fees associated with collections and other legal matters, which have decreased over time as a result of the increased credit quality in the Bank’s loan portfolio.  Although we do not anticipate significant fluctuations in this category of expense, we do expect inflationary increases over time, as well as increases associated with regulatory oversight and reporting requirements commensurate with the Company’s growth and development.

Postage, Stationery and Supplies

The decrease in expense in this category comparing 2017 to 2016 resulted from continued efforts by management at the Bank and ALC to manage controllable expenses. We will continue efforts to control these expenses in a prudent manner; however, expense in this category is generally expected to increase over time due to inflationary growth, as well as expanded penetration by the Bank into metropolitan service territories.

Telephone / Data Communications

The increase in this expense category for 2017 compared to 2016 was primarily associated with management’s efforts to enhance network and telephone capabilities. During 2016, the Company began efforts to upgrade its computer and telephone network systems, and these efforts continued in 2017. The upgrades are expected to create long-term benefits in improved efficiency and technical capabilities that will benefit both the Bank and ALC. In the short-term, however, we expect increases in this category of expenses as the Company continues upgrades.

Other Real Estate / Foreclosure Expense

Other real estate / foreclosure expense, net includes both the cost of carrying OREO and write-downs of OREO. Cost of carrying OREO includes property taxes, attorneys’ fees, maintenance costs, security costs and the cost of obtaining independent property appraisals. Write-downs include impairments recorded on existing OREO properties in order to carry the property at the lower of cost or fair value, less estimated cost to sell. Both OREO carrying costs and write-downs decreased in 2017 compared to 2016 as a result of continued reduction in the level of OREO at both the Bank and ALC. OREO totaled $3.5 million and $0.3 million at the Bank and ALC, respectively, as of December 31, 2017, compared to $4.4 million and $0.5 million, respectively, as of December 31, 2016, an overall decrease of $1.1 million for the Company.

Although management continued to reduce OREO levels in 2017, there is inherent uncertainty with respect to economic conditions and real estate values in certain of the service areas in which both the Bank and ALC operate. In addition, as the level of OREO is reduced, it becomes more difficult to work out remaining OREO at the same pace as experienced when OREO volumes were higher. Accordingly, continued reduction of carrying costs cannot be expected with any level of certainty. Furthermore, if the national or local economy weakens, or if real estate values decline in the Company’s primary service areas, additional write-downs of existing OREO could be required. Additionally, the pace of migration of properties into OREO could increase, resulting in the potential for increased levels of both write-downs and carrying costs.

Other

This category encompasses a variety of expenses, including business development, security services, sales and other taxes, employee training, expenses associated with fixed asset write-downs and other miscellaneous expenses. Comparing 2017 to 2016, expenses in this category decreased due to reductions in a number of areas, including collection fees, debit card fraud, impairment on closed branch assets and reserves for accident and health policies sold through FUSB Reinsurance. Certain of these reductions are expected to be offset in future periods; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist.

Provision for Income Taxes

The provision for income taxes was $3.0 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. The 2017 provision included a one-time, non-cash charge of $2.5 million associated with the revaluation of deferred tax assets and liabilities as a result of Tax Reform. The Company’s resulting 2017 effective tax rate was 115.7%. Of that percentage, 21.5% was associated with the Company's 2017 operations, while 94.2% related to the deferred tax re-valuations resulting from Tax Reform. The Company’s 2016 effective tax rate was 12.1%.

Beginning January 1, 2018, the Company’s federal statutory income tax rate was set at 21%, reduced from the 34% statutory rate previously applied. In general, it is expected that the Company’s effective tax rate will be reduced from previous levels (computed absent the impact of Tax Reform) in the near term; however, the effective tax rate may fluctuate based on recurring items, such as changes in tax-exempt interest earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance. Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis after considering a number of factors, including investment return, credit quality and consistency of such investments with the Company’s overall strategy. The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared to total pre-tax income.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.8 years and 3.1 years as of December 31, 2017 and December 31, 2016, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of December 31, 2017, available-for-sale securities totaled $153.9 million, or 85.4% of the total investment portfolio, compared to $181.9 million, or 87.5% of the total investment portfolio, as of December 31, 2016. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities, obligations of U.S. government-sponsored agencies, obligations of state and political subdivisions and corporate notes.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of December 31, 2017, held-to-maturity securities totaled $26.3 million, or 14.6% of the total investment portfolio, compared to $25.9 million, or 12.5% of the total investment portfolio, as of December 31, 2016. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Due to growth in loan demand, management re-deployed certain investment assets to the loan portfolio. As a result, the investment securities portfolio (including both available-for-sale and held-to-maturity securities) decreased to $180.2 million as of December 31, 2017, compared to $207.8 million as of December 31, 2016. In addition, the Company realized gains on the sale of securities totaling $0.2 million as of December 31, 2017. All sales were made from the available-for-sale portfolio in response to market conditions that, in management’s view, were favorable for sale. No losses were realized from the sale of securities.

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

Investment Securities Maturity Schedule

The following tables summarize the carrying values and weighted average yield of the available-for-sale and held-to-maturity securities portfolios as of December 31, 2017 according to contractual maturity. Available-for-sale securities are stated at fair value. Held-to-maturity securities are stated at amortized cost.

	Available-for-Sale
	Stated Maturity as of December 31, 2017
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Obligations of U.S. government-sponsored agencies	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Obligations of states and political subdivisions	203	6.49	536	5.10	1,855	5.25	2,337	6.30
U.S. Treasury securities	80	1.38	—	0.00	—	0.00	—	0.00
Mortgage-backed securities:
Residential	99	3.61	19,611	1.77	45,975	1.92	17,101	1.97
Commercial	—	0.00	403	1.11	12,727	1.78	52,944	1.87
Total	$382	4.68%	$20,550	1.84%	$60,557	1.99%	$72,382	2.04%
Total securities with stated maturity							$153,871	2.00%

	Held-to-Maturity
	Stated Maturity as of December 31, 2017
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities held-to-maturity:
Obligations of U.S. government-sponsored agencies	$—	0.00%	$1,201	2.17%	$3,398	1.58%	$4,727	1.95%
Obligations of states and political subdivisions	—	0.00	414	3.00	900	1.98	574	3.05
Mortgage-backed securities:
Commercial	—	0.00	371	1.13	—	0.00	14,694	2.06
Total	$—	0.00%	$1,986	1.94%	$4,298	1.67%	$19,995	2.07%
Total securities with stated maturity							$26,279	2.01%

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2017	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Maturing in three months or less	$80	0.0%
Maturing after three months to one year	302	0.2
Maturing after one year to three years	1,585	0.9
Maturing after three years to five years	20,951	11.6
Maturing after five years to fifteen years	124,855	69.3
Maturing in more than fifteen years	32,377	18.0
Total	$180,150	100.0%

Condensed Portfolio Repricing Schedule

Repricing Summary as of December 31, 2017	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Repricing in thirty days or less	$7,841	4.3%
Repricing in thirty-one days to one year	2,182	1.2
Repricing after one year to three years	2,789	1.6
Repricing after three years to five years	24,125	13.4
Repricing after five years to fifteen years	122,624	68.1
Repricing in more than fifteen years	20,589	11.4
Total	$180,150	100.0%

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio segment for both the Bank and ALC at the end of each of the most recent five quarters as of December 31, 2017.

	Bank
	2017				2016
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$26,143	$20,213	$12,424	$25,853	$23,772
Secured by 1-4 family residential properties	34,272	35,125	32,227	32,535	32,955
Secured by multi-family residential properties	16,579	16,498	16,702	16,464	16,627
Secured by non-farm, non-residential properties	105,133	107,679	113,037	97,294	102,112
Other	190	223	226	230	234
Commercial and industrial loans	69,969	66,320	65,087	57,253	57,963
Consumer loans	5,217	5,431	5,671	6,057	6,206
Total loans	$257,503	$251,489	$245,374	$235,686	$239,869
Less unearned interest, fees and deferred cost	374	367	371	249	218
Allowance for loan losses	2,447	2,422	2,526	2,521	2,409
Net loans	$254,682	$248,700	$242,477	$232,916	$237,242

	ALC
	2017				2016
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	10,801	11,490	12,229	12,993	13,724
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	34,083	35,650	31,920	32,892	36,413
Indirect sales	55,071	50,553	52,134	47,196	44,775
Total loans	$99,955	$97,693	$96,283	$93,081	$94,912
Less unearned interest, fees and deferred cost	6,189	5,981	5,855	5,962	6,935
Allowance for loan losses	2,327	2,386	2,379	2,358	2,447
Net loans	$91,439	$89,326	$88,049	$84,761	$85,530

The tables below summarize changes in the allowance for loan losses at the end of each of the most recent five quarters as of December 31, 2017 at both the Bank and ALC.

	Bank
	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,422	$2,526	$2,521	$2,409	$1,216
Charge-offs:
Real estate loans:
Construction, land development and other loan loans	—	—	—	—	—
Secured by 1-4 family residential properties	—	—	—	—	(56)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	(16)	—	(1)
Consumer loans	—	(1)	(60)	(2)	(13)
Other loans	—	—	—	—	—
Total charge-offs	—	(1)	(76)	(2)	(70)
Recoveries	25	27	81	114	28
Net recoveries (charge-offs)	25	26	5	112	(42)
Provision (reduction in reserve) for loan losses	—	(130)	—	—	1,235
Ending balance	$2,447	$2,422	$2,526	$2,521	$2,409
as a percentage of loans	0.95%	0.96%	1.03%	1.07%	1.01%

	ALC
	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,386	$2,379	$2,358	$2,447	$2,452
Charge-offs:
Real estate loans:
Construction, land development and other loan loans	—	—	—	—	—
Secured by 1-4 family residential properties	(1)	(10)	(4)	(13)	(7)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	(576)	(494)	(569)	(658)	(398)
Indirect sales	(142)	(150)	(160)	(135)	(354)
Other loans	—	—	—	—	—
Total charge-offs	(719)	(654)	(733)	(806)	(759)
Recoveries	137	158	178	202	176
Net recoveries (charge-offs)	(582)	(496)	(555)	(604)	(583)
Provision (reduction in reserve) for loan losses	523	503	576	515	578
Ending balance	$2,327	$2,386	$2,379	$2,358	$2,447
as a percentage of loans	2.48%	2.60%	2.63%	2.71%	2.78%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of December 31, 2017 were as follows:

	Consolidated
	2017				2016
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Non-accrual loans	$2,148	$1,956	$1,847	$2,205	$2,417
Other real estate owned	3,792	3,819	4,351	4,587	4,858
Total	$5,940	$5,775	$6,198	$6,792	$7,275
Nonperforming assets as a percentage of loans and other real estate	1.67%	1.67%	1.82%	2.08%	2.19%
Nonperforming assets as a percentage of total assets	0.95%	0.94%	1.01%	1.10%	1.20%

	Bank
	2017				2016
	December 31,	September 30,	June 30,	March 31,	December 31,
Non-accrual loans	$315	$332	$343	$609	$603
Other real estate owned	3,527	3,527	3,951	4,161	4,353
Total	$3,842	$3,859	$4,294	$4,770	$4,956
Nonperforming assets as a percentage of loans and other real estate	1.47%	1.52%	1.72%	1.99%	2.03%
Nonperforming assets as a percentage of total assets	0.61%	0.63%	0.69%	0.77%	0.81%

	ALC
	2017				2016
	December 31,	September 30,	June 30,	March 31,	December 31,
Non-accrual loans	$1,833	$1,624	$1,504	$1,596	$1,814
Other real estate owned	265	292	400	426	505
Total	$2,098	$1,916	$1,904	$2,022	$2,319
Nonperforming assets as a percentage of loans and other real estate	2.23%	2.08%	2.10%	2.31%	2.62%
Nonperforming assets as a percentage of total assets	2.22%	2.06%	2.08%	2.29%	2.59%

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of the terms of the loan, such as changes in payment schedule or interest rate, that generally would not otherwise be considered. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to accrual or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. The Company had $0.1 million of non-accruing loans that were restructured and remained on non-accrual status as of both December 31, 2017 and 2016. During the year ended December 31, 2017, the Company had no restructured loans that were restored to accrual status based on a sustained period of repayment performance. During the year ended December 31, 2016, the Company had $0.3 million in restructured loans that were restored to accrual status based on a sustained period of repayment performance.

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2017	2016
	(Dollars in Thousands)
Total loans accounted for on a non-accrual basis	$2,148	$2,417
Interest income that would have been recorded under original terms	19	35
Interest income reported and recorded during the year	3	4

Allocation of Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for loan losses as of the end of the two years indicated.

	2017		2016
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans In Each Category To Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$203	7.3%	$535	7.1%
Secured by 1-4 family residential properties	290	12.6	411	13.9
Secured by multi-family residential properties	116	4.6	88	5.0
Secured by non-farm, non-residential properties	777	29.4	905	30.5
Other	2	0.1	—	0.1
Commercial and industrial loans	1,049	19.6	527	17.3
Consumer loans:
Consumer	1,715	11.0	1,767	12.7
Indirect sales	622	15.4	623	13.4
Total	$4,774	100.0%	$4,856	100.0%

Summary of Loan Loss Experience

The following table summarizes the Company’s loan loss experience for each of the two years indicated.

	2017	2016
	(Dollars in Thousands)
Balance of allowance for loan loss at beginning of period	$4,856	$3,781
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—
Secured by 1-4 family residential properties	(28)	(122)
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	—	(40)
Commercial and industrial loans	(16)	(2)
Consumer loans:
Consumer	(2,360)	(2,260)
Indirect sales	(587)	(753)
	(2,991)	(3,177)
Recoveries:
Real estate loans:
Construction, land development and other land loans	—	200
Secured by 1-4 family residential properties	135	62
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	69	—
Commercial and industrial loans	19	73
Consumer loans:
Consumer	601	501
Indirect sales	98	220
	922	1,056
Net charge-offs	(2,069)	(2,121)
Provision for loan losses	1,987	3,196
Balance of allowance for loan loss at end of period	$4,774	$4,856
Ratio of net charge-offs during period to average loans outstanding	0.62%	0.72%

Net charge-offs improved for the Company to 0.62% of average loans outstanding in 2017, compared to 0.72% of average loans outstanding in 2016. The improvement resulted primarily from the continued shift in the mix of loans at ALC to higher balances in indirect lending. Compared to ALC’s traditional consumer lending portfolio, indirect lending has historically experienced significantly lower credit losses. In 2017, net charge-offs as a percentage of average loans totaled 5.71% in ALC’s consumer lending portfolio, compared to 1.03% in the indirect lending portfolio. In 2016, net charge-offs as a percentage of average loans totaled 5.38% and 1.39% in ALC’s consumer and indirect lending portfolios, respectively. Credit loss experience in ALC’s real estate portfolio, which has been discontinued and is in run-off mode, also continued to improve in 2017. This portfolio experienced net recoveries as a percentage of average loans in 2017 of (0.03%), compared to net charge-offs as a percentage of average loans of 0.11% in 2016. The Bank’s portfolio, which is primarily comprised of commercial loans, experienced net recoveries in both 2017 and 2016 with net recoveries as a percentage of average loans of (0.07%) in 2017 and (0.09%) in 2016.

Deposits

Total deposits increased by 3.9% to $517.1 million as of December 31, 2017, from $497.6 million as of December 31, 2016. Core deposits, which exclude time deposits of $250 thousand or more, provide for a relatively stable funding source that supports earning assets. Core deposits totaled $489.0 million, or 94.6% of total deposits, as of December 31, 2017, compared to $461.8 million, or 92.8% of total deposits, as of December 31, 2016.

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

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table.

	2017		2016
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$78,609	—	$76,781	—
Interest-bearing demand deposit accounts	163,301	0.39%	150,473	0.36%
Savings deposits	81,420	0.24	77,435	0.19
Time deposits	183,477	0.86	181,414	0.77
Total	$506,807	0.56%	$486,103	0.51%

Maturities of time certificates of deposit of $250 thousand or more outstanding as of December 31, 2017 and 2016 are summarized as follows:

Maturities	December 31,
	2017	2016
	(Dollars in Thousands)
Three months or less	$7,334	$6,439
Over three through six months	3,540	6,929
Over six through twelve months	10,942	16,627
Over twelve months	6,268	5,762
Total	$28,084	$35,757

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. As of December 31, 2017, these borrowings represented 5.11% of average interest-bearing liabilities, compared to 4.10% as of December 31, 2016.

	Short- Term Borrowings (Maturity Less Than One Year)	Long- Term Borrowings (Maturity One Year or Greater)
	(Dollars in Thousands)
Other interest-bearing liabilities outstanding at year-end:
2017	$15,594	$10,000
2016	10,119	15,000
Weighted average interest rate at year-end:
2017	1.27%	1.32%
2016	0.70%	0.81%
Maximum amount outstanding at any month end:
2017	$20,710	$15,000
2016	10,607	15,000
Average amount outstanding during the year:
2017	$11,630	$11,452
2016	5,115	12,404
Weighted average interest rate during the year:
2017	1.04%	1.55%
2016	0.70%	1.17%

Shareholders’ Equity

The Company places great emphasis on maintaining its strong capital base. As of December 31, 2017, shareholders’ equity totaled $76.2 million, or 12.2% of total assets, compared to $76.2 million, or 12.6% of total assets, as of December 31, 2016. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During each of the years ended December 31, 2017 and 2016, Bancshares declared dividends of $0.08 per common share, or approximately $0.1 million in aggregate amount.

As of December 31, 2017 and December 31, 2016, the Company retained approximately $20.4 million and $20.8 million in treasury stock, respectively. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2018. There are 242,303 shares available for repurchase under this program, at management’s discretion. No shares were purchased under this program for the years ended 2017 or 2016.

As of December 31, 2017 and December 31, 2016, a total of 103,620 and 114,547 shares of common stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of common stock. All deferred fees, whether in the form of cash or shares of common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of common stock as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

Liquidity and Capital Resources

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $117.3 million as of December 31, 2017 and $127.3 million as of December 31, 2016. Investment securities forecasted to mature or reprice in one year or less were estimated to be $9.7 million and $15.2 million of the investment portfolio as of December 31, 2017 and 2016, respectively.

Although a substantial portion of securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of December 31, 2017, the investment securities portfolio had an estimated average life of 2.75 years, and approximately 86.3% of the portfolio (including both available-for-sale and held-to-maturity investments) was expected to be repaid within five years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of both December 31, 2017 and 2016, the Company had $25.0 million in outstanding borrowings under FHLB advances.  The Company had up to $159.3 million and $155.0 million in remaining unused credit from the FHLB (subject to available collateral) as of December 31, 2017 and 2016, respectively.  In addition, the Company had $18.8 million in unused established federal funds lines as of both December 31, 2017 and 2016.

Management believes that the Company has adequate sources of liquidity to more than cover its contractual obligations and commitments over the next twelve months. Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources or operation of the Company.

Regulatory Capital

Since January 1, 2015, the Bank has been subject to certain capital requirements as described in the section captioned “Capital Adequacy” included in Part I, Item I of this report.  Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal banking regulatory agencies.   These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Bancshares and the Bank, and could impact Bancshares’ ability to pay dividends.  As of December 31, 2017, the Bank exceeded all applicable minimum capital standards.  In addition, the Bank met applicable regulatory guidelines to be considered well-capitalized as of December 31, 2017.  No significant conditions or events have occurred since December 31, 2017 that management believes would affect the Bank’s classification as “well capitalized” for regulatory purposes.

It is expected that as the Company experiences growth in loan volume, the risk-based capital ratios will decline as earning assets are shifted to loans from the Bank’s securities investment portfolio, which generally carries a lower risk profile than loans for purposes of risk-based calculations. Refer to the section captioned “Regulatory Capital” included in Note 15, “Shareholders’ Equity,” in the Notes to the Consolidated Financial Statements for an illustration of the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2017 and December 31, 2016.

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

As part of interest rate risk management, the Company may use derivative instruments in accordance with policies established by the Board of Directors.  The Asset/Liability Committee, in its oversight role, approves the use of derivatives, which include interest rate swaps, caps and floors. As of December 31, 2017 and 2016, the Company had entered into interest rate swaps to mitigate risks associated with rising interest rates. See Note 16, “Derivative Financial Instruments,” in the Notes to the Consolidated Financial Statements for additional information related to these derivative instruments.

Contractual Obligations

The Company has contractual obligations to make future payments under debt and lease agreements. Long-term debt is reflected on the consolidated balance sheets, whereas operating lease obligations for office space and equipment are not recorded in the consolidated balance sheets. The Company has not entered into any unconditional purchase obligations or other long-term obligations, other than as included below. These types of obligations are more fully discussed in Note 10, “Long-Term Debt,” and Note 19, “Operating Leases,” in the Notes to Consolidated Financial Statements.

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the consolidated balance sheets. These commitments are more fully discussed in Note 20, “Guarantees, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

The following table summarizes the Company’s contractual obligations as of December 31, 2017.

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollars in Thousands)
Time deposits	$183,530	$121,390	$39,071	$23,069	$—
Long-term debt	10,000	10,000	—	—	—
Commitments to extend credit	55,801	48,485	—	—	7,316
Operating leases	1,952	483	763	405	300
Standby letters of credit	180	180	—	—	—
Total	$251,463	$180,538	$39,834	$23,474	$7,616

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than as described under the captions “Derivative Financial Instruments,” included in Note 16, “Operating Leases,” included in Note 19, and “Guarantees, Commitments and Contingencies,” included in Note 20 in the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market/Interest Rate Risk Management

The primary purpose of managing interest rate risk is to invest capital effectively and preserve the value created by our core banking business.  This is accomplished through the development and implementation of lending, funding, pricing and hedging strategies designed to maximize net interest income performance under varying interest rate environments, subject to liquidity and interest rate risk guidelines. Effective interest rate sensitivity management ensures that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the effect of such interest rate movements on short- and long-term net interest margin and net interest income.

Financial simulation models are the primary tools used by the Asset/Liability Committee of the Bank’s board of directors to measure interest rate exposure.  Using a wide range of scenarios, management is provided with extensive information on the potential impact on net interest income caused by changes in interest rates.  In these simulations, assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of the Company’s balance sheet resulting from both strategic plans and customer behavior.  Simulation models also incorporate management’s assumptions regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and interest income. The tables below depict how, as of December 31, 2017, pre-tax net interest margins and pre-tax net income are forecasted to change over timeframes of six months, one year, two years and five years under the three listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	10	9	10	19
+2%	9	6	9	28
-1%	(17)	(18)	(21)	(32)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$308	$541	$1,289	$6,143
+2%	275	393	1,181	9,008
-1%	(548)	(1,138)	(2,706)	(10,019)

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

The table below is a summary of estimated market value changes in the Company’s assets, liabilities and equity as of December 31, 2017 for the three listed scenarios.

	+1%	+2%	-1%
	(Dollars in Thousands)
Change in market value of assets	$(10,858)	$(21,838)	$9,445
Change in market value of liabilities	11,079	18,006	(13,459)
Change in off balance sheet items	913	1,783	(958)
Net change in market value of equity	1,134	(2,049)	(4,972)
Beginning market value of equity	104,800	104,800	104,800
Resulting market value of equity	$105,934	$102,751	$99,828

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First US Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First US Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Carr, Riggs & Ingram, LLC

We have served as the Company’s auditor since December 31, 2008.

Enterprise, Alabama

March 15, 2018

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$7,577	$7,018
Interest-bearing deposits in banks	19,547	16,512
Total cash and cash equivalents	27,124	23,530
Federal funds sold	15,000	—
Investment securities available-for-sale, at fair value	153,871	181,910
Investment securities held-to-maturity, at amortized cost	26,279	25,904
Federal Home Loan Bank stock, at cost	1,609	1,581
Loans, net of allowance for loan losses of $4,774 and $4,856, respectively	346,121	322,772
Premises and equipment, net of accumulated depreciation of $20,304 and $19,490, respectively	26,433	18,340
Cash surrender value of bank-owned life insurance	14,923	14,603
Accrued interest receivable	2,057	1,987
Other real estate owned	3,792	4,858
Other assets	8,372	11,407
Total assets	$625,581	$606,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$81,831	$75,995
Interest-bearing	435,248	421,561
Total deposits	517,079	497,556
Accrued interest expense	381	241
Other liabilities	6,319	7,735
Short-term borrowings	15,594	10,119
Long-term debt	10,000	15,000
Total liabilities	549,373	530,651
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,345,946 and 7,329,060 shares issued, respectively; 6,081,744 and 6,043,102 shares outstanding, respectively	73	73
Surplus	10,755	10,786
Accumulated other comprehensive income (loss), net of tax	(868)	(1,277)
Retained earnings	86,673	87,434
Less treasury stock: 1,264,202 and 1,285,958 shares at cost, respectively	(20,414)	(20,764)
Noncontrolling interest	(11)	(11)
Total shareholders’ equity	76,208	76,241
Total liabilities and shareholders’ equity	$625,581	$606,892

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2017	2016
Interest income:
Interest and fees on loans	$26,996	$25,937
Interest on investment securities:
Taxable	3,410	3,542
Tax-exempt	304	483
Other interest and dividends	390	193
Total interest income	31,100	30,155
Interest expense:
Interest on deposits	2,407	2,094
Interest on short-term borrowings	122	32
Interest on long-term debt	177	145
Total interest expense	2,706	2,271
Net interest income	28,394	27,884
Provision for loan losses	1,987	3,197
Net interest income after provision for loan losses	26,407	24,687
Non-interest income:
Service and other charges on deposit accounts	1,880	1,773
Credit insurance income	715	681
Net gain on sales and prepayments of investment securities	229	659
Other income, net	1,842	2,088
Total non-interest income	4,666	5,201
Non-interest expense:
Salaries and employee benefits	17,374	16,663
Net occupancy and equipment	3,164	3,150
Other real estate/foreclosure expense, net	538	719
Other expense	7,373	7,963
Total non-interest expense	28,449	28,495
Income before income taxes	2,624	1,393
Provision for income taxes	3,035	169
Net income (loss)	$(411)	$1,224
Basic net income per share	$(0.07)	$0.20
Diluted net income per share	$(0.06)	$0.19
Dividends per share	$0.08	$0.08

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)

	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Non- Controlling Interest	Total Shareholders’ Equity
	(Dollars in Thousands)
Balance, December 31, 2015	$73	$10,558	$536	$86,693	$(20,817)	$(13)	$77,030
Net income (loss)	—	—	—	1,224	—	—	1,224
Net change in fair value of securities available-for-sale, net of tax	—	—	(2,031)	—	—	—	(2,031)
Net change in fair value of derivative instruments, net of tax	—	—	218	—	—	—	218
Dividends declared: $.08 per share	—	—	—	(483)	—	—	(483)
Impact of stock-based compensation plans, net	—	228	—	—	—	—	228
Treasury stock reissued (4,548 shares)	—	—	—	—	53	—	53
Change in noncontrolling interest, net	—	—	—	—	—	2	2
Balance, December 31, 2016	$73	$10,786	$(1,277)	$87,434	$(20,764)	$(11)	$76,241
Net income (loss)	—	—	—	(411)	—	—	(411)
Net change in fair value of securities available-for-sale, net of tax	—	—	484	—	—	—	484
Net change in fair value of derivative instruments, net of tax	—	—	61	—	—	—	61
Dividends declared: $.08 per share	—	—	—	(486)	—	—	(486)
Impact of stock-based compensation plans, net	—	(31)	—	—	—	—	(31)
Treasury stock reissued (21,756 shares)	—	—	—	—	350	—	350
Reclassification of certain tax effects	—	—	(136)	136	—	—	—
Balance, December 31, 2017	$73	$10,755	$(868)	$86,673	$(20,414)	$(11)	$76,208

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Years Ended December 31,
	2017	2016
Net income	$(411)	$1,224
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available-for-sale, net of tax expense (benefit) of $366 and $(946), respectively	629	(1,622)
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax expense of $84 and $239, respectively	(145)	(409)
Change in unrealized holding gains on effective cash flow hedge derivatives, net of tax expense of $36 and $127, respectively	61	218
Other comprehensive income (loss)	545	(1,813)
Total comprehensive income (loss)	$134	$(589)

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(411)	$1,224
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,133	966
Provision for loan losses	1,987	3,197
Deferred income tax provision	2,825	121
Net gain on sale and prepayment of investment securities	(229)	(659)
Stock-based compensation expense	366	281
Net amortization of securities	1,099	1,518
Net loss on premises and equipment, repossessed assets and other real estate	595	841
Changes in assets and liabilities:
Increase in accrued interest receivable	(70)	(154)
Decrease (increase) in other assets	(444)	10
Increase in accrued interest expense	140	61
Increase (decrease) in other liabilities	(239)	775
Net cash provided by operating activities	6,752	8,181
Cash flows from investing activities:
Net increase in federal funds sold	(15,000)	—
Purchases of investment securities, available-for-sale	(25,360)	(67,762)
Purchases of investment securities, held-to-maturity	(4,696)	(16,848)
Proceeds from sales of investment securities, available-for-sale	1,749	30,439
Proceeds from maturities and prepayments of investment securities, available-for-sale	51,681	50,338
Proceeds from maturities and prepayments of investment securities, held-to-maturity	4,186	23,146
Net increase in Federal Home Loan Bank stock	(28)	(556)
Proceeds from the sale of premises and equipment and other real estate	1,347	1,657
Net change in loan portfolio	(26,109)	(71,826)
Purchases of premises and equipment	(10,393)	(7,891)
Net cash used in investing activities	(22,623)	(59,303)
Cash flows from financing activities:
Net increase in customer deposits	19,523	18,298
Net increase in short-term borrowings	5,475	2,765
Proceeds from long-term Federal Home Loan Bank advances	—	10,000
Repayment of long-term Federal Home Loan Bank advances	(5,000)	—
Net share-based compensation transactions	(47)	—
Dividends paid	(486)	(483)
Net cash provided by financing activities	19,465	30,580
Net (decrease) increase in cash and cash equivalents	3,594	(20,542)
Cash and cash equivalents, beginning of period	23,530	44,072
Cash and cash equivalents, end of period	$27,124	$23,530

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

1.	DESCRIPTION OF BUSINESS

First US Bancshares, Inc. (“Bancshares”) and its wholly-owned subsidiary, First US Bank (the “Bank”), provide commercial banking services to customers through sixteen banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama, as well as a loan production office located in Mountain Brook, Alabama.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
	(Dollars in Thousands)
Cash paid during the period for:
Interest	$2,566	$2,210
Income taxes	127	105
Non-cash transactions:
Assets acquired in settlement of loans	773	1,289
Reissuance of treasury stock as compensation	350	53

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

Investment Securities

Securities may be held in one of three portfolios: trading account securities, securities held-to-maturity or securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no trading account securities as of December 31, 2017 or 2016. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. When the fair value of a security falls below carrying value, an evaluation must be made to determine whether the unrealized loss is a temporary or other-than-temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down by a charge to operations to the extent that the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income or loss. The Company uses a systematic methodology to evaluate potential impairment of its investments that considers, among other things, the magnitude and duration of the decline in fair value, the financial health and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

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

Loans and Interest Income

Loans are reported at principal amounts outstanding, adjusted for unearned income, net deferred loan origination fees and costs, purchase premiums and discounts, write-downs and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to the yield of the related loans, on an effective yield basis.

Interest on all loans is accrued and credited to income based on the principal amount outstanding.

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to make payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The policy for interest recognition on impaired loans is consistent with the non-accrual interest recognition policy. Generally, loans are restored to accrual status when the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Taxes

The Company accounts for income taxes on the accrual basis through the use of the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts and the basis of existing assets and liabilities. Deferred tax assets are also recorded for any tax attributes, such as tax credit and net operating loss carryforwards. The net balance of deferred tax assets and liabilities is reported in other assets in the consolidated balance sheets. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. See “Income Taxes” included in Note 11 for a discussion of the impact of recent federal tax legislation.

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

Reclassification

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the 2017 presentation.

Net Income Per Share and Comprehensive Income

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the effect of potentially dilutive stock awards outstanding during the period. The dilutive shares consist of nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to Bancshares’ 2013 Incentive Plan (the “2013 Incentive Plan”) previously approved by Bancshares’ shareholders. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Basic shares	6,173,450	6,149,192
Dilutive shares	318,001	272,550
Diluted shares	6,491,451	6,421,742

	Year Ended December 31,
	2017	2016
	(Dollars in Thousands, Except Per Share Data)
Net income	$(411)	$1,224
Basic net income per share	$(0.07)	$0.20
Diluted net income per share	$(0.06)	$0.19

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On February 12, 2018, the Company granted awards of nonqualified stock options to purchase a total of 62,150 shares of common stock and restricted stock awards with respect to 5,520 shares of common stock to certain management employees and members of the Board of Directors. The shares underlying these awards are dilutive; however, since they were granted subsequent to December 31, 2017, they are not included in dilutive shares in the table above.

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220).” Issued in February 2018, ASU 2018-02 allows reclassification from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. As permitted by the ASU, the Company early adopted the amendments in the ASU as of December 31, 2017. As a result of the early adoption, deferred taxes within accumulated other comprehensive income of $136 thousand were reclassified to retained earnings.

ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Institutions will be required to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements. The Company expects the allowance for credit losses to increase upon adoption, with a corresponding adjustment to retained earnings.

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

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of FASB ASC 825).”  Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information.  The amendments of ASU 2016-01 include: (1) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value, with changes in fair value recognized in net income; (2) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; and (3) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments of ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  Management has determined that the adoption of this ASU will not materiality impact the Company’s consolidated financial statements.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of December 31, 2017 and 2016 were as follows:

	Available-for-Sale
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$83,360	$286	$(860)	$82,786
Commercial	67,281	27	(1,234)	66,074
Obligations of states and political subdivisions	4,752	182	(3)	4,931
U.S. Treasury securities	80	—	—	80
Total	$155,473	$495	$(2,097)	$153,871

	Held-to-Maturity
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$15,065	$1	$(186)	$14,880
Obligations of U.S. government-sponsored agencies	9,326	7	(144)	9,189
Obligations of states and political subdivisions	1,888	5	(13)	1,880
Total	$26,279	$13	$(343)	$25,949

	Available-for-Sale
	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$99,922	$490	$(2,003)	$98,409
Commercial	71,761	56	(1,287)	70,530
Obligations of states and political subdivisions	9,759	390	(7)	10,142
Obligations of U.S. government-sponsored agencies	2,000	—	(7)	1,993
Corporate notes	756	—	—	756
U.S. Treasury securities	80	—	—	80
Total	$184,278	$936	$(3,304)	$181,910

	Held-to-Maturity
	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$14,684	$5	$(148)	$14,541
Obligations of U.S. government-sponsored agencies	9,129	13	(222)	8,920
Obligations of states and political subdivisions	2,091	2	(46)	2,047
Total	$25,904	$20	$(416)	$25,508

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of December 31, 2017 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$378	$382	$—	$—
Maturing after one to five years	20,702	20,550	1,986	1,991
Maturing after five to ten years	61,139	60,557	4,298	4,253
Maturing after ten years	73,254	72,382	19,995	19,705
Total	$155,473	$153,871	$26,279	$25,949

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2017 and 2016.

	Available-for-Sale
	December 31, 2017
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,007	$(467)	$21,122	$(393)
Commercial	18,554	(180)	46,312	(1,054)
Obligations of states and political subdivisions	428	(3)	—	—
U.S. Treasury securities	80	—	—	—
Total	$66,069	$(650)	$67,434	$(1,447)

	Held-to-Maturity
	December 31, 2017
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$7,895	$(63)	$6,675	$(123)
Obligations of U.S. government-sponsored agencies	865	(2)	7,388	(142)
Obligations of states and political subdivisions	571	(3)	531	(10)
Total	$9,331	$(68)	$14,594	$(275)

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

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the Company intends to sell securities, and (4) whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

As of December 31, 2017, 72 debt securities had been in a loss position for more than 12 months, and 83 debt securities had been in a loss position for less than 12 months. As of December 31, 2016, 13 debt securities had been in a loss position for more than 12 months, and 130 debt securities had been in a loss position for less than 12 months. As of both December 31, 2017 and 2016, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of December 31, 2017 and 2016.

Investment securities available-for-sale with a carrying value of $86.8 million and $87.7 million as of December 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes.

Gains realized on sales of securities available-for-sale were approximately $0.2 million and $0.6 million in 2017 and 2016, respectively.  There were no losses on sales of securities during 2017 and 2016.

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

As of December 31, 2017 and 2016, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	December 31, 2017
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$26,143	$—	$26,143
Secured by 1-4 family residential properties	34,272	10,801	45,073
Secured by multi-family residential properties	16,579	—	16,579
Secured by non-farm, non-residential properties	105,133	—	105,133
Other	190	—	190
Commercial and industrial loans	69,969	—	69,969
Consumer loans:
Consumer	5,217	34,083	39,300
Indirect sales	—	55,071	55,071
Total loans	257,503	99,955	357,458
Less: Unearned interest, fees and deferred cost	374	6,189	6,563
Allowance for loan losses	2,447	2,327	4,774
Net loans	$254,682	$91,439	$346,121

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2016
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$23,772	$—	$23,772
Secured by 1-4 family residential properties	32,955	13,724	46,679
Secured by multi-family residential properties	16,627	—	16,627
Secured by non-farm, non-residential properties	102,112	—	102,112
Other	234	—	234
Commercial and industrial loans	57,963	—	57,963
Consumer loans:
Consumer	6,206	36,413	42,619
Indirect sales	—	44,775	44,775
Total loans	239,869	94,912	334,781
Less: Unearned interest, fees and deferred cost	218	6,935	7,153
Allowance for loan losses	2,409	2,447	4,856
Net loans	$237,242	$85,530	$322,772

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 54.0% and 56.6% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of December 31, 2017 and 2016, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with non-related parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of December 31, 2017 and 2016 were $0.5 million and $2.7 million, respectively. During the year ended December 31, 2017, there were no new loans to these parties, and repayments by active related parties were $11 thousand. In addition, during the year ended December 31, 2017, approximately $2.5 million in related party loans were reclassified as unrelated party loans due to the retirement of certain members of the Company’s Board of Directors. During the year ended December 31, 2016, there was one new loan to a related party, and repayments by active related parties totaled $0.1 million.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses and the related loan balances by loan portfolio segment and loan type as of December 31, 2017 and 2016.

	Bank
	December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales		Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$535	$304	$88	$903	$2	$527	$50		$—	$2,409
Charge-offs	—	—	—	—	—	(16)	(63)		—	(79)
Recoveries	—	103	—	69	—	19	56		—	247
Provision	(332)	(169)	28	(195)	—	519	19		—	(130)
Ending balance	$203	$238	$116	$777	$2	$1,049	$62		$—	$2,447

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$5	$—	$21	$—	$72	$—		$—	$98
Collectively evaluated for impairment	203	233	116	756	2	977	62		—	2,349
Total allowance for loan losses	$203	$238	$116	$777	$2	$1,049	$62		$—	$2,447
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$187	$—	$532	$—	$72	$—		$—	$791
Collectively evaluated for impairment	26,143	34,085	16,579	104,601	190	69,897	5,217		—	256,712
Total loans receivable	$26,143	$34,272	$16,579	$105,133	$190	$69,969	$5,217	$		$257,503

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	ALC
	December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$107	$—	$—	$—	$—	$1,717	$623	$2,447
Charge-offs	—	(28)	—	—	—	—	(2,297)	(587)	(2,912)
Recoveries	—	32	—	—	—	—	545	98	675
Provision	—	(59)	—	—	—	—	1,688	488	2,117
Ending balance	$—	$52	$—	$—	$—	$—	$1,653	$622	$2,327

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	52	—	—	—	—	1,653	622	2,327
Total allowance for loan losses	$—	$52	$—	$—	$—	$—	$1,653	$622	$2,327
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$—	—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	10,801	—	—	—	—	34,083	55,071	99,955
Total loans receivable	$—	$10,801	$—	$—	$—	$—	$34,083	$55,071	$99,955

	Bank and ALC
	December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$535	$411	$88	$903	$2	$527	$1,767	$623	$4,856
Charge-offs	—	(28)	—	—	—	(16)	(2,360)	(587)	(2,991)
Recoveries	—	135	—	69	—	19	601	98	922
Provision	(332)	(228)	28	(195)	—	519	1,707	488	1,987
Ending balance	$203	$290	$116	$777	$2	$1,049	$1,715	$622	$4,774

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$5	$—	$21	$—	$72	$—	$—	$98
Collectively evaluated for impairment	203	285	116	756	2	977	1,715	622	4,676
Total allowance for loan losses	$203	$290	$116	$777	$2	$1,049	$1,715	$622	$4,774
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$187	$—	$532	$—	$72	$—	$—	$791
Collectively evaluated for impairment	26,143	44,886	16,579	104,601	190	69,897	39,300	55,071	356,667
Total loans receivable	$26,143	$45,073	$16,579	$105,133	$190	$69,969	$39,300	$55,071	$357,458

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Bank
	December 31, 2016
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
Ending balance of loan receivables:
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

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2017.

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$25,872	$84	$187	$—	$26,143
Secured by 1-4 family residential properties	33,278	339	655	—	34,272
Secured by multi-family residential properties	16,579	—	—	—	16,579
Secured by non-farm, non-residential properties	99,847	4,766	520	—	105,133
Other	190	—	—	—	190
Commercial and industrial loans	67,689	2,066	214	—	69,969
Consumer loans	5,155	—	62	—	5,217
Total	$248,610	$7,255	$1,638	$—	$257,503

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$10,495	$306	$10,801
Consumer loans:
Consumer	32,933	1,150	34,083
Indirect sales	54,611	460	55,071
Total	$98,039	$1,916	$99,955

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2016.

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$22,240	$—	$1,532	$—	$23,772
Secured by 1-4 family residential properties	31,995	213	747	—	32,955
Secured by multi-family residential properties	16,627	—	—	—	16,627
Secured by non-farm, non-residential properties	99,082	2,315	715	—	102,112
Other	234	—	—	—	234
Commercial and industrial loans	55,481	2,227	255	—	57,963
Consumer loans	6,126	—	80	—	6,206
Total	$231,785	$4,755	$3,329	$—	$239,869

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$13,507	$217	$13,724
Consumer loans:
Consumer	35,278	1,135	36,413
Indirect sales	44,228	547	44,775
Total	$93,013	$1,899	$94,912

The following tables provide an aging analysis of past due loans by class as of December 31, 2017.

	Bank
	As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$26,143	$26,143	$—
Secured by 1-4 family residential properties	227	—	52	279	33,993	34,272	—
Secured by multi-family residential properties	—	—	—	—	16,579	16,579	—
Secured by non-farm, non-residential properties	13	—	—	13	105,120	105,133	—
Other	—	—	—	—	190	190	—
Commercial and industrial loans	70	—	—	70	69,899	69,969	—
Consumer loans	42	—	—	42	5,175	5,217	—
Total	$352	$—	$52	$404	$257,099	$257,503	$—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	ALC
	As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	61	23	290	374	10,427	10,801	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	490	323	1,111	1,924	32,159	34,083	—
Indirect sales	281	230	433	944	54,127	55,071	—
Total	$832	$576	$1,834	$3,242	$96,713	$99,955	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2016.

	Bank
	As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$86	$86	$23,686	$23,772	$—
Secured by 1-4 family residential properties	164	69	145	378	32,577	32,955	—
Secured by multi-family residential properties	—	—	—	—	16,627	16,627	—
Secured by non-farm, non-residential properties	762	—	—	762	101,350	102,112	—
Other	—	—	—	—	234	234	—
Commercial and industrial loans	—	—	14	14	57,949	57,963	—
Consumer loans	—	28	—	28	6,178	6,206	—
Total	$926	$97	$245	$1,268	$238,601	$239,869	$—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	ALC
	As of December 31, 2016
	30- 59 Days Past Due	60- 89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	61	29	213	303	13,421	13,724	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	441	413	1,104	1,958	34,455	36,413	—
Indirect sales	191	139	489	819	43,956	44,775	—
Total	$693	$581	$1,806	$3,080	$91,832	$94,912	$—

The following table provides an analysis of non-accruing loans by class as of December 31, 2017 and 2016.

	Loans on Non-Accrual Status
	December 31, 2017	December 31, 2016
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$86
Secured by 1-4 family residential properties	501	570
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	29	53
Commercial and industrial loans	12	32
Consumer loans:
Consumer	1,173	1,676
Indirect sales	433	—
Total loans	$2,148	$2,417

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral at the Bank. At management's discretion, additional loans may be impaired based on homogeneous factors, such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect a borrower's ability to pay. At ALC, all real estate loans of $0.1 million or more are identified for impairment analysis. There are currently no loans at ALC that meet that criteria. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2017, the carrying amount of impaired loans consisted of the following:

	December 31, 2017
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$—	$—	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	187	187	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	532	532	21
Commercial and industrial	72	72	72
Total loans with an allowance recorded	$791	$791	$98
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	187	187	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	532	532	21
Commercial and industrial	72	72	72
Total impaired loans	$791	$791	$98

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

The average net investment in impaired loans and interest income recognized and received on impaired loans as of December 31, 2017 and 2016 were as follows:

	December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$902	$—	$—
Secured by 1-4 family residential properties	190	13	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	537	35	35
Commercial and industrial	59	7	5
Total	$1,688	$55	$54

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$1,381	$41	$39
Secured by 1-4 family residential properties	232	14	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	557	33	31
Commercial and industrial	—	—	—
Total	$2,170	$88	$84

Loans on which the accrual of interest has been discontinued amounted to $2.1 million and $2.4 million as of December 31, 2017 and 2016, respectively. If interest on those loans had been accrued, there would have been $19 thousand and $35 thousand of interest accrued as of  December 31, 2017 and 2016, respectively. Interest income related to these loans as of December 31, 2017 and 2016 was $3 thousand and $4 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the year ended December 31, 2017. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of both December 31, 2017 and 2016, the Company had $0.1 million of non-accruing loans that were previously restructured and that remained on non-accrual status. During the year ended December 31, 2017, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance. During the year ended December 31, 2016, the Company had $0.3 million in restructured loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans remaining in each loan category as of December 31, 2017 and 2016 that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	December 31, 2017			December 31, 2016
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$82	2	$1,960	$1,286
Secured by 1-4 family residential properties	3	318	165	3	318	249
Secured by non-farm, non-residential properties	1	53	37	1	53	41
Commercial loans	2	116	81	2	116	88
Total	7	$594	$365	8	$2,447	$1,664

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2017 and 2016, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $2 thousand and $15 thousand as of December 31, 2017 and 2016, respectively.

5.	OTHER REAL ESTATE OWNED

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property, less estimated costs to sell. The following table summarizes foreclosed property activity as of December 31, 2017 and 2016.

	December 31, 2017
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$4,353	$505	$4,858
Transfers from loans	—	87	87
Sales proceeds	(649)	(199)	(848)
Gross gains	14	—	14
Gross losses	(20)	(101)	(121)
Net gains (losses)	(6)	(101)	(107)
Impairment	(171)	(27)	(198)
Ending balance	$3,527	$265	$3,792

	December 31, 2016
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$5,327	$711	$6,038
Transfers from loans	273	199	472
Sales proceeds	(1,016)	(281)	(1,297)
Gross gains	16	37	53
Gross losses	(77)	(80)	(157)
Net gains (losses)	(61)	(43)	(104)
Impairment	(170)	(81)	(251)
Ending balance	$4,353	$505	$4,858

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Fair value less estimated cost to sell of foreclosed residential real estate held by the Company was $0.6 million and $1.1 million as of December 31, 2017 and 2016, respectively. In addition, the Company held $27 thousand and $0.1 million in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of December 31, 2017 and 2016, respectively.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	PREMISES AND EQUIPMENT

Premises and equipment and applicable depreciable lives are summarized as follows:

	December 31,
	2017	2016
	(Dollars in Thousands)
Land	$6,181	$5,053
Premises (40 years)	24,978	14,530
Furniture, fixtures, and equipment (3-7 years)	15,578	14,011
Total	46,737	33,594
Less accumulated depreciation	(20,304)	(19,490)
	26,433	14,104
Construction in progress	—	4,236
Total	$26,433	$18,340

Depreciation expense of $1.1 million and $0.9 million was recorded in 2017 and 2016, respectively.

7.	INVESTMENT IN LIMITED PARTNERSHIP

The Company holds an investment in an affordable housing project for which it provides funding as a limited partner and has received tax credits related to its investment in the project based on its partnership share.  The net assets of the partnership consist primarily of apartment complexes, and the primary liabilities consist of those associated with the operation of the partnership.  The Company has determined that this investment requires consolidation as a variable interest entity under ASC Topic 810, Consolidation.  The Company holds a 99.9% interest in the limited partnership.  Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both December 31, 2017 and 2016.

8.	DEPOSITS

As of December 31, 2017, the scheduled maturities of the Bank’s time deposits were as follows:

(Dollars in Thousands)
2018	$121,390
2019	22,149
2020	16,922
2021	10,739
2022 and thereafter	12,330
Total	$183,530

Total time deposits greater than $250 thousand totaled $28.1 million and $35.8 million as of December 31, 2017 and 2016, respectively. In addition, the Company held brokered certificates of deposit totaling $8.9 million and $14.0 million as of December 31, 2017 and 2016, respectively, that were included in total deposits. Deposits from related parties held by the Company amounted to $4.5 million and $4.7 million at December 31, 2017 and 2016, respectively.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements and short-term Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less. Short-term borrowings totaled $15.6 million and $10.1 million as of December 31, 2017 and 2016, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both December 31, 2017 and 2016, there were no federal funds purchased outstanding, and the Bank had $18.8 million in available unused lines of credit with correspondent banks and the Federal Reserve.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of December 31, 2017 and 2016 totaled $0.6 million and $0.1 million, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source.  As of December 31, 2017 and 2016, the Bank had $15.0 million and $10.0 million, respectively, in outstanding FHLB advances with original maturities of less than one year.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. The Company had long-term FHLB advances outstanding of $10.0 million and $15.0 million as of December 31, 2017 and 2016, respectively.

The following summarizes information concerning long-term FHLB advances and other borrowings:

	2017	2016
	(Dollars in Thousands)
Balance at year-end	$10,000	$15,000
Average balance during the year	11,452	12,404
Maximum month-end balance during the year	15,000	15,000
Average rate paid during the year	1.55%	0.71%
Weighted average remaining maturity (in years)	0.83 years	0.67 years

Assets pledged associated with FHLB advances totaled $26.0 million and $28.0 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Bank had $159.3 million and $155.0 million, respectively, in remaining credit from the FHLB (subject to available collateral).

11.	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted. This legislation makes significant change in federal tax law, including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate to 21% beginning in 2018. As a result of the law, the Company was required to re-value deferred tax assets and liabilities at the 21% rate as of December 31, 2017. This re-valuation resulted in a one-time, non-cash charge to income tax expense of $2.5 million and a corresponding reduction in the net deferred tax asset. The other provisions of Tax Reform did not have a material impact on the 2017 consolidated financial statements.

The consolidated provisions for income taxes for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
	(Dollars in Thousands)
Federal
Current	$65	$30
Deferred	3,105	103
	3,170	133
State
Current	143	19
Deferred	(278)	17
	(135)	36
Total	$3,035	$169

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The consolidated tax expense (benefit) differed from the amount computed by applying the Company's federal statutory income tax rate in 2017 and 2016 of 34.0%, as described in the following table:

	2017	2016
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$892	$475
Increase (decrease) resulting from:
Tax-exempt interest	(219)	(217)
Bank-owned life insurance	(109)	(106)
State income tax expense, net of federal income taxes	54	29
Tax Reform adjustment	2,471	—
Other	(54)	(12)
Total	$3,035	$169

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016 are presented below:

	2017	2016
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,197	$1,792
Deferred compensation	1,045	1,603
Deferred commissions and fees	313	268
Impairment of other real estate owned	532	742
Federal net operating loss carryforwards	1,486	3,121
State net operating loss carryforwards	288	184
Federal alternative minimum tax and general business credits carryforwards	340	279
Unrealized loss on securities available-for-sale	400	872
Other	418	500
Total gross deferred tax assets	6,019	9,361
Deferred tax liabilities:
Premises and equipment	214	327
Limited partnerships	81	132
Cash flow hedges	111	127
Other	24	41
Total gross deferred tax liabilities	430	627
Net deferred tax asset, included in other assets	$5,589	$8,734

As of December 31, 2017 and 2016, the Company had $2.1 million and $3.6 million related to federal and state net operating loss and tax credit carryforwards that can be used to offset income in future periods and reduce income taxes payable in those future periods.   The majority of these carry-forwards will not begin to expire until 2032.  The remaining net deferred tax assets, which totaled $3.5 million and $5.2 million as of December 31, 2017 and 2016, respectively, do not have an expiration date.

The Company’s determination of the realization of net deferred tax assets at December 31, 2017 and 2016 was based on management’s assessment of all available positive and negative evidence.  As of both December 31, 2017 and December 31, 2016, the Company was not in a three-year cumulative loss position.  In addition, the Company has positive evidence supporting the realization of its net deferred tax assets as of December 31, 2017, including the reversal of taxable temporary differences, a strong history of earnings, and tax planning strategies, including the conversion of tax-exempt investments to taxable investments to generate future taxable income to prevent tax attributes, such as net operating losses, from expiring unutilized.  Accordingly, a valuation allowance was not established as of December 31, 2017 or December 31, 2016.

The Company files a consolidated income tax return with the federal government and the State of Alabama. ALC files several state income tax returns, with the majority of its non-Alabama income being apportioned to Mississippi. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it files for the years ended December 31, 2013 through 2017.

As of December 31, 2017, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2017. As of December 31, 2017, the Company had accrued no interest and no penalties related to uncertain tax positions.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the "401(k) Plan"). The 401(k) Plan allows participants to defer a portion of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2017 and 2016, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. The 401(k) Plan also allows the Company to make discretionary matching contributions on behalf of participants equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2017 or 2016. The Company’s matching contributions to the 401(k) Plan totaled $0.4 million in both 2017 and 2016.

Participants can elect to invest up to 20% of incoming contributions (measured at the time of investment) in the 401(k) Plan in the form of Company stock. The 410(k) Plan held 312,253 and 254,182 shares of Company stock as of December 31, 2017 and 2016, respectively. These shares are allocated to participants in the 401(k) Plan and, accordingly, are included in the earnings per share calculations.

13.	DEFERRED COMPENSATION PLANS

The Bank has entered into supplemental retirement compensation benefits agreements with certain directors and executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.5 million as of both December 31, 2017 and 2016.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan, which was ratified by Bancshares’ shareholders at the annual meeting held on May 11, 2004, permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan. As of December 31, 2017 and 2016, a total of 103,620 and 114,547 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of Bancshares common stock as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

14.	STOCK AWARDS

In accordance with the 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner.  Stock-based compensation expense related to stock awards totaled $0.2 million and $0.1 million as of December 31, 2017 and 2016, respectively.

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

	2017	2016

Risk-free interest rate	2.23%	1.58%
Expected term	7.5 years	7.5 years
Expected stock price volatility	25.36%	25.25%
Dividend yield	1.50%	1.50%

The following table summarizes the Company’s stock option activity for the periods presented.

	December 31, 2017		December 31, 2016
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of year	272,550	$8.21	175,550	$8.17
Granted	70,600	13.84	97,000	8.30
Exercised	21,816	8.15	—	—
Expired	—	—	—	—
Forfeited	3,334	11.79	—	—
Options outstanding, end of year	318,000	$9.43	272,550	$8.21
Options exercisable, end of year	206,133	$8.20	175,550	$8.17

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $1.2 million and $0.5 million as of December 31, 2017 and 2016, respectively.

Restricted Stock

During the year ended December 31, 2017, 11,283 shares of restricted stock were granted with vesting periods of either one or three years.  No shares of restricted stock were granted during the year ended December 31, 2016. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award's vesting period.

15.	SHAREHOLDERS’ EQUITY

Dividends are paid at the discretion of the Company’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are the Company’s primary source of funds for the payment of dividends to shareholders. In addition, federal and state regulatory agencies have the authority to prevent the Company from paying a dividend to shareholders. During each of the years ended December 31, 2017 and 2016, the Company declared dividends of $0.5 million, or $0.08 per share.

Regulatory Capital

As of January 1, 2015, the Bank was subject to revised capital requirements as described in the section captioned “Capital Adequacy” included in Part I, Item I of this report.  Under the revised requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Bank and Bancshares, and could impact Bancshares’ ability to pay dividends. Effective January 1, 2017, the Bank’s minimum risk-based capital requirements include the year two phased-in capital conservation buffer of 1.25%. Effective January 1, 2016, the Bank’s minimum risk-based capital requirements included the year one phased-in capital conservation buffer of 0.625%. As of December 31, 2017, the Bank exceeded all applicable minimum capital standards.  In addition, the Bank met applicable regulatory guidelines to be considered well-capitalized as of December 31, 2017.  To be categorized in this manner, the Bank maintained common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the table below.  In addition, the Bank was not subject to any written agreement, order or capital directive or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific level for any capital measures.

The following table provides the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect (Basel III) at December 31, 2017 and December 31, 2016:

	2017
	Actual Regulatory Capital
	Amount	Ratio	Minimum Requirement	To Be Well Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$74,383	18.41%	5.750%	6.50%
Tier 1 capital (to risk-weighted assets)	74,383	18.41%	7.250%	8.00%
Total capital (to risk-weighted assets)	79,157	19.60%	9.250%	10.00%
Tier 1 leverage (to average assets)	74,383	11.89%	4.00%	5.00%

	2016
	Actual Regulatory Capital
	Amount	Ratio	Minimum Requirement	To Be Well Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$73,433	19.01%	5.125%	6.50%
Tier 1 capital (to risk-weighted assets)	73,433	19.01%	6.625%	8.00%
Total capital (to risk-weighted assets)	78,279	20.26%	8.625%	10.00%
Tier 1 leverage (to average assets)	73,433	12.27%	4.00%	5.00%

No significant conditions or events have occurred since December 31, 2017 that management believes have affected the Bank’s classification as “well capitalized.” Because of the size of the Company’s balance sheet, there is currently no requirement for separate reporting of capital amounts and ratios for Bancshares.  Accordingly, such amounts and ratios are not included herein.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the FDIC’s final rule establishing the methodology for calculating deposit insurance assessments for banks with less than $10 billion in assets, the rate is determined based on a number of factors, including the bank’s CAMELS ratings, leverage ratio, net income, non-performing loan ratios, OREO ratios, core deposit ratios, one-year organic asset growth and a loan mix index. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. The loan mix index component of the assessment model requires banks to calculate each of their loan categories as a percentage of assets and then multiply each category by a standardized historical charge-off rate percentage provided by the FDIC, with a higher index leading to a higher assessment rate. The rule implements maximum assessment rates for institutions with a composite CAMELS rating of 1 or 2 and minimum rates for institutions with a rating of 3, 4 or 5.

Dividend Restrictions

Under Delaware law, dividends may be paid only out of “surplus,” defined as an amount equal to the present fair value of the total assets of the corporation, minus the present fair value of the total liabilities of the corporation, minus the capital of the corporation. In the event that there is no surplus, dividends may be paid out of the net profits of the corporation for the fiscal year in which the dividend is declared and/or the immediately preceding fiscal year. Dividends may not be paid, however, out of net profits of the corporation if the capital represented by the issued and outstanding stock of all classes having a preference on the distribution of assets is impaired. Further, the Federal Reserve permits bank holding companies to pay dividends only out of current earnings and only if future retained earnings would be consistent with the company’s capital, asset quality and financial condition.

Since it has no significant independent sources of income, Bancshares’ ability to pay dividends depends on its ability to receive dividends from the Bank. Under Alabama law, a state-chartered bank must annually transfer to surplus at least 10% of its “net earnings” (defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, less all current operating expenses, actual losses, accrued dividends on preferred stock, and all federal, state and local taxes) until the bank’s surplus is at least 20% of its capital. Until the bank’s surplus reaches this level, a bank may not declare a dividend in excess of 90% of its net earnings. Once a bank’s surplus equals or exceeds 20% of its capital, if the total of all dividends declared by the bank in a calendar year will exceed the sum of its net earnings for that year and its retained net earnings for the preceding two years (less any required transfers to surplus), then the bank must obtain prior written approval from the Superintendent of the Alabama State Banking Department. The bank may not pay any dividends or make any withdrawals or transfers from surplus without the prior written approval of the Superintendent. The FDIC prohibits the payment of cash dividends if (1) as a result of such payment, the bank would be undercapitalized or (2) the bank is in default with respect to any assessment due to the FDIC, including a deposit insurance assessment. These restrictions could materially influence the Bank’s, and therefore Bancshares’, ability to pay dividends.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	DERIVATIVE FINANCIAL INSTRUMENTS

Effective April 5, 2016, the Bank entered into a forward interest rate swap contract on a variable rate FHLB advance (indexed to three-month LIBOR) with a total notional amount of $10.0 million. The FHLB advance will be renewed at least every 18 months and will remain outstanding until April 5, 2023. The interest rate swap was designated as a derivative instrument in a cash flow hedge with the objective of protecting the quarterly interest rate payments on the FHLB advance from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate throughout the seven-year period beginning on April 5, 2016 and ending on April 5, 2023. Under the swap arrangement, the Bank will pay a fixed interest rate of 1.46% and receive a variable interest rate based on three-month LIBOR on the notional amount of $10.0 million, with quarterly net settlements.

On October 18, 2017, the Bank entered into a forward interest rate swap contract on a variable rate FHLB advance (indexed to three-month LIBOR) with a total notional amount of $10.0 million. The FHLB advance will be renewed on at least a semi-annual basis and will remain outstanding until October 18, 2024. The interest rate swap was designated as a derivative instrument in a cash flow hedge with the objective of protecting the quarterly interest rate payments on the FHLB advance from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate throughout the seven-year period beginning on October 18, 2017 and ending on October 18, 2024. Under the swap arrangement, which became effective on October 18, 2017, the Bank will pay a fixed interest rate of 2.16% and receive a variable interest rate based on three-month LIBOR on the notional amount of $10.0 million, with quarterly net settlements

No ineffectiveness related to the interest rate swaps designated as cash flow hedges was recognized in the consolidated statements of operations for the year ended December 31, 2017. The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive income totaled $0.3 million and $0.2 million as of December 31, 2017 and 2016, respectively.

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

	2017
	Bank	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$19,121	$16,866	$14	$(4,901)	$31,100
Total interest expense	2,719	4,888	—	(4,901)	2,706
Net interest income	16,402	11,978	14	—	28,394
Provision (reduction in reserve) for loan losses	(130)	2,117	—	—	1,987
Net interest income after provision	16,532	9,861	14	—	26,407
Total non-interest income	3,491	1,006	1,054	(885)	4,666
Total non-interest expense	18,096	9,524	1,478	(649)	28,449
Income (loss) before income taxes	1,927	1,343	(410)	(236)	2,624
Provision for income taxes	2,365	953	(283)	—	3,035
Net income (loss)	$(438)	$390	$(127)	$(236)	$(411)
Other significant items:
Total assets	$628,260	$94,488	$81,446	$(178,613)	$625,581
Total investment securities	180,070	—	80	—	180,150
Total loans, net	337,165	91,439	—	(82,483)	346,121
Investment in subsidiaries	5	—	75,725	(75,725)	5
Fixed asset additions	9,107	109	—	—	9,216
Depreciation and amortization expense	971	162	—	—	1,133
Total interest income from external customers	14,233	16,866	1	—	31,100
Total interest income from affiliates	4,888	—	13	(4,901)	—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2016
	Bank	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$17,307	$17,070	$12	$(4,234)	$30,155
Total interest expense	2,281	4,224	—	(4,234)	2,271
Net interest income	15,026	12,846	12	—	27,884
Provision for loan losses	886	2,311	—	—	3,197
Net interest income after provision	14,140	10,535	12	—	24,687
Total non-interest income	3,810	1,190	817	(616)	5,201
Total non-interest expense	17,837	9,588	1,686	(616)	28,495
Income (loss) before income taxes	113	2,137	(857)	—	1,393
Provision for income taxes	(185)	738	(384)	—	169
Net income (loss)	$298	$1,399	$(473)	$—	$1,224
Other significant items:
Total assets	$608,324	$89,392	$81,565	$(172,389)	$606,892
Total investment securities	207,734	—	80	—	207,814
Total loans, net	315,152	85,530	—	(77,910)	322,772
Investment in subsidiaries	5	—	75,941	(75,941)	5
Fixed asset additions	7,858	33	—	—	7,891
Depreciation and amortization expense	759	207	—	—	966
Total interest income from external customers	13,083	17,071	1	—	30,155
Total interest income from affiliates	4,224	—	11	(4,235)	—

18.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2017 and 2016 consisted of the following:

	2017	2016
	(Dollars in Thousands)
Fees for professional services	$813	$948
Postage, stationery and supplies	674	725
Telephone/data communication	830	691
Advertising and marketing	263	281
Computer services	1,384	1,383
Collection and recoveries	217	337
Other services	369	322
Insurance expense	573	611
FDIC insurance and state assessments	71	421
Impairment of closed branches	—	120
Other	2,179	2,124
Total	$7,373	$7,963

19.	OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and month-to-month rental agreements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a schedule, by year, of future minimum rental payments required under operating leases having initial or remaining noncancelable terms in excess of one year as of December 31, 2017:

Year ending December 31,	Minimum Rental Payments
(Dollars in Thousands)
2018	$483
2019	464
2020	299
2021	237
2022	168
2023 and thereafter	301

Total rental expense under all operating leases was $0.7 million and $0.8 million for 2017 and 2016, respectively.

20.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2017 and 2016, there were no credit losses associated with derivative contracts.

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

	December 31,
	2017	2016
	(Dollars in Thousands)
Standby letters of credit	$180	$183
Commitments to extend credit	$55,801	$41,267

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. As of December 31, 2017 and 2016, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represents the Bank’s total credit risk in this category, is included in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of both December 31, 2017 and 2016, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to close known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both December 31, 2017 and 2016. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts that the Company has accrued in the consolidated financial statements.

Litigation

The Company is party to certain ordinary course litigation, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such ordinary course litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. The following disclosures should not be considered an indication of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the years ended December 31, 2017 or 2016.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents assets measured at fair value on a recurring basis as of December 31, 2017 and 2016. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of December 31, 2017 Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$82,786	$—	$82,786	$—
Commercial	66,074	—	66,074	—
Obligations of states and political subdivisions	4,931	—	4,931	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	443	—	443	—

	Fair Value Measurements as of December 31, 2016 Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$98,409	$—	$98,409	$—
Commercial	70,530	—	70,530	—
Obligations of states and political subdivisions	10,142	—	10,142	—
Obligations of U.S. government-sponsored agencies	1,993	—	1,993	—
Corporate notes	756	—	756	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	346	—	346	—

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table presents the balances of impaired loans, OREO and other assets measured at fair value on a non-recurring basis as of December 31, 2017 and 2016.

	Fair Value Measurements as of December 31, 2017 Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$694	$—	$—	$694
OREO	3,792	—	—	3,792
Other assets	228	—	—	228

	Fair Value Measurements as of December 31, 2016 Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$1,568	$—	$—	$1,568
OREO	4,858	—	—	4,858
Other assets	280	—	—	280

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2017. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of December 31, 2017 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value as of December 31, 2017	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Impaired loans	$694	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%	- (9.5)%	10%
OREO	$3,792	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	- (9.5)%	10%
Other assets	$228	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	- (9.5)%	10%

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2017 and 2016 were as follows:

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$27,124	$27,124	$27,124	$—	$—
Investment securities available-for-sale	153,871	153,871	—	153,871	—
Investment securities held-to-maturity	26,279	25,949	—	25,949	—
Federal funds sold	15,000	15,000	—	15,000	—
Federal Home Loan Bank stock	1,609	1,609	—	—	1,609
Loans, net of allowance for loan losses	346,121	342,248	—	—	342,248
Other assets – derivatives	443	443	—	443	—
Liabilities:
Deposits	517,079	515,645	—	515,645	—
Short-term borrowings	15,594	15,594	—	15,594	—
Long-term debt	10,000	9,998	—	9,998	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$23,530	$23,530	$23,530	$—	$—
Investment securities available-for-sale	181,910	181,910	—	181,910	—
Investment securities held-to-maturity	25,904	25,508	—	25,508	—
Federal Home Loan Bank stock	1,581	1,581	—	—	1,581
Loans, net of allowance for loan losses	322,772	319,881	—	—	319,881
Other assets – derivatives	346	346	—	346	—
Liabilities:
Deposits	497,556	497,037	—	497,037	—
Short-term borrowings	10,119	10,119	—	10,119	—
Long-term debt	15,000	14,998	—	14,998	—

22.	FIRST US BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

	Year Ended December 31,
	2017	2016
	(Dollars in Thousands)
Assets:
Cash on deposit	$359	$226
Investment in subsidiaries	75,628	75,739
Other assets	121	285
Total assets	$76,108	$76,250
Liabilities:
Other liabilities	$(99)	$9
Shareholders’ equity	76,207	76,241
Total liabilities and shareholders’ equity	$76,108	$76,250

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations

	Year Ended December 31,
	2017	2016
	(Dollars in Thousands)
Income:
Dividend income, First US Bank	$1,206	$1,204
Total income	$1,206	$1,204
Expense	751	743
Gain before equity in undistributed income of subsidiaries	$455	$461
Equity in undistributed income of subsidiaries	(866)	763
Net income (loss)	$(411)	$1,224

Statements of Cash Flows

	Year Ended December 31,
	2017	2016
	(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss)	$(411)	$1,224
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income (loss) of subsidiaries	867	(763)
Change in other assets and liabilities	163	98
Net cash provided by operating activities	619	559
Cash flows from financing activities:
Dividends paid	(486)	(483)
Net cash used in financing activities	(486)	(483)
Net increase in cash	133	76
Cash at beginning of year	226	150
Cash at end of year	$359	$226

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.	QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Interest income	$8,087	$7,820	$7,683	$7,510	$7,721	$7,760	$7,478	$7,196
Interest expense	804	685	626	591	588	587	561	535
Net interest income	7,283	7,135	7,057	6,919	7,133	7,173	6,917	6,661
Provision (reduction in reserve) for loan losses	523	373	576	515	1,814	680	536	167
Net interest income after provision (reduction in reserve) for loan losses	6,760	6,762	6,481	6,404	5,319	6,493	6,381	6,494
Non-interest:
Income	1,333	1,236	930	1,167	1,165	1,567	1,480	989
Expense	7,359	7,190	6,863	7,037	6,826	7,348	7,255	7,066
Income (loss) before income taxes	734	808	548	534	(342)	712	606	417
Provision for (benefit from) income taxes	2,600	173	132	130	(237)	162	144	100
Net income (loss) after taxes	$(1,866)	$635	$416	$404	$(105)	$550	$462	$317

Earnings per common share:
Basic earnings (loss)	$(0.30)	$0.10	$0.07	$0.07	$(0.02)	$0.09	$0.08	$0.05
Diluted earnings (loss)	$(0.29)	$0.10	$0.06	$0.06	$(0.02)	$0.09	$0.07	$0.05

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2017, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of December 31, 2017, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This report is included in Item 8 beginning on page 38 and is incorporated herein by reference.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes, as of December 31, 2017, the securities that were authorized for issuance under the United Security Bancshares, Inc. 2013 Incentive Plan (the “Omnibus Incentive Plan”) and the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Omnibus Incentive Plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards and performance compensation awards to our employees, consultants and directors and was approved by Bancshares’ shareholders in 2013. The Deferral Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in Bancshares’ common stock and was approved by Bancshares’ shareholders in 2004.

	Plan Category
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c) (excluding securities reflected in column(a))(1)
Equity compensation plans approved by shareholders	443,436	$9.36	(2)	237,618
Equity compensation plans not approved by shareholders	—	—		—
Total	443,436	$9.36	(2)	237,618

(1)	Does not include shares reserved for future issuance under the Deferral Plan. Includes shares available for issuance pursuant to future awards under the Omnibus Incentive Plan.

(2)	Does not include amounts deferred pursuant to the Deferral Plan, as there is no exercise price associated with these deferred amounts.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report

(1) Financial Statements.

The consolidated financial statements of Bancshares and its subsidiaries, included herein in Item 8, are as follows:

●	Management’s Report on Internal Control over Financial Reporting;

●	Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC;

●	Consolidated Balance Sheets – December 31, 2017 and 2016;

●	Consolidated Statements of Operations – Years Ended December 31, 2017 and 2016;

●	Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2017 and 2016;

●	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2017 and 2016;

●	Consolidated Statements of Cash Flows – Years Ended December 31, 2017 and 2016; and

●	Notes to Consolidated Financial Statements – Years Ended December 31, 2017 and 2016

(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item, above.

(3) Exhibits.

The exhibits to this report are listed in the exhibit index below.

(b) Description of Exhibits

The following exhibits are filed with this report or incorporated by reference.

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc. (incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 12, 1999)

3.1A

Certificate of Amendment to the Certificate of Incorporation of United Security Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016)

3.2	Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016)

10.1

Amended and Restated Executive Employment Agreement, dated December 19, 2013 (effective as of January 1, 2014), by and among United Security Bancshares, Inc., First United Security Bank and James F. House (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on December 19, 2013)*

10.2

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Thomas S. Elley (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K (File No. 000-14549), filed on May 23, 2014)*

10.3

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., Acceptance Loan Company, Inc. and William C. Mitchell (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K (File No. 000-14549), filed on May 23, 2014)*

10.4

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Anthony G. Cashio (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 11, 2016)*

10.5

Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Beverly J. Dozier (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 11, 2016)*

10.6

Form of Director Indemnification Agreement between United Security Bancshares, Inc. and its directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 30, 2009)*

10.7

United Security Bancshares, Inc. 2013 Incentive Plan, effective March 22, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on May 22, 2013)*

10.8

Form of Nonqualified Stock Option Agreement under the United Security Bancshares, Inc. 2013 Incentive Plan – 2014 Grants (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on May 14, 2014)*

10.9

Form of Nonqualified Stock Option Agreement (Executive Officers and Directors – Immediate Vesting – 2014 Grants) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 13, 2014)*

10.10

Form of Nonqualified Stock Option Agreement (Executive Officers and Directors – One-Year Vesting – 2015 Grants) (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 12, 2015)*

10.11

Form of Nonqualified Stock Option Agreement (Directors – One-Year Vesting – 2016 Grants) (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 11, 2016)*

10.12

Form of Nonqualified Stock Option Agreement (Employees – Three-Year Vesting – 2016 Grants) (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 11, 2016)*

10.13	Form of Nonqualified Stock Option Agreement (Employees – Three-Year Vesting – 2017 and 2018 Grants)

Exhibit No.	Description

10.14

Form of Restricted Stock Award Agreement under the United Security Bancshares, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.15

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Linda H. Breedlove (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 14, 2002)*

10.15A

First Amendment to the First United Security Bank Director Retirement Agreement for Linda H. Breedlove, dated November 20, 2008 (incorporated by reference to Exhibit 10.10A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.15B

Second Amendment to the First United Security Bank Director Retirement Agreement for Linda H. Breedlove, dated January 25, 2017 (incorporated by reference to Exhibit 10.13B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.16

First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 14, 2002)*

10.16A

First Amendment to the First United Security Bank Director Retirement Agreement for John C. Gordon, dated November 20, 2008 (incorporated by reference to Exhibit 10.13A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.16B

Second Amendment to the First United Security Bank Director Retirement Agreement for John C. Gordon, dated January 25, 2017 (incorporated by reference to Exhibit 10.15B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.17

First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 21, 2003)*

10.17A

First Amendment to the First United Security Bank Director Retirement Agreement for William G. Harrison, dated November 20, 2008 (incorporated by reference to Exhibit 10.14A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.17B

Second Amendment to the First United Security Bank Director Retirement Agreement for William G. Harrison, dated January 25, 2017 (incorporated by reference to Exhibit 10.16B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.18

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Jack Meigs (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 14, 2002)*

10.18A

First Amendment to the First United Security Bank Director Retirement Agreement for Jack Meigs, dated November 20, 2008 (incorporated by reference to Exhibit 10.16A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.18B

Second Amendment to the First United Security Bank Director Retirement Agreement for Jack Meigs, dated January 25, 2017 (incorporated by reference to Exhibit 10.17B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.19

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Howard M. Whitted (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 14, 2002)*

10.19A

First Amendment to the First United Security Bank Director Retirement Agreement for Howard M. Whitted, dated November 20, 2008 (incorporated by reference to Exhibit 10.20A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.19B

Second Amendment to the First United Security Bank Director Retirement Agreement for Howard M. Whitted, dated January 25, 2017 (incorporated by reference to Exhibit 10.18B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.20

First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 14, 2002)*

Exhibit No.	Description

10.20A

First Amendment to the First United Security Bank Director Retirement Agreement for Bruce N. Wilson, dated November 20, 2008 (incorporated by reference to Exhibit 10.21A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.20B

Second Amendment to the First United Security Bank Director Retirement Agreement for Bruce N. Wilson, dated January 25, 2017 (incorporated by reference to Exhibit 10.19B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.21

First United Security Bank Director Retirement Agreement dated November 17, 2011, with Andrew C. Bearden, Jr. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 30, 2012)*

10.22

First United Security Bank Director Retirement Agreement dated November 30, 2011, with J. Lee McPhearson (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 30, 2012)*

10.23

United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 12, 2004)*

10.23A

Amendment One to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 18, 2008 (incorporated by reference to Exhibit 10.22A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.23B

Amendment Two to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 30, 2010 (incorporated by reference to Exhibit 10.22B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2011)*

10.24	First US Bancshares, Inc. and First US Bank Board and Committee Fee Schedule

10.25A	Real Estate Sales Agreement, dated April 20, 2015 (incorporated by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.25B	First Amendment to Real Estate Sales Agreement, dated May 26, 2015 (incorporated by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.25C	Second Amendment to Real Estate Sales Agreement, dated August 25, 2015 (incorporated by reference to Exhibit 10.1C to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.25D	Third Amendment to Real Estate Sales Agreement, dated September 17, 2015 (incorporated by reference to Exhibit 10.1D to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.25E	Fourth Amendment to Real Estate Sales Agreement, dated October 17, 2015 (incorporated by reference to Exhibit 10.1E to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

14	United Security Bancshares, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 12, 2004)

21	Subsidiaries of First US Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2018.

FIRST US BANCSHARES, INC.

By:	/s/ James F. House
James F. House
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House	President, Chief Executive Officer and Director	March 15, 2018
James F. House	(Principal Executive Officer)

/s/ Thomas S. Elley	Vice President, Treasurer, Assistant Secretary, Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2018
Thomas S. Elley

/s/ Andrew C. Bearden, Jr.	Director	March 15, 2018
Andrew C. Bearden, Jr.

/s/ Linda H. Breedlove	Director	March 15, 2018
Linda H. Breedlove

/s/ Robert Stephen Briggs	Director	March 15, 2018
Robert Stephen Briggs

/s/ Sheri S. Cook	Director	March 15, 2018
Sheri S. Cook

/s/ John C. Gordon	Director	March 15, 2018
John C. Gordon

/s/ David P. Hale	Director	March 15, 2018
David P. Hale

/s/ William G. Harrison	Director	March 15, 2018
William G. Harrison

/s/ J. Lee McPhearson	Director	March 15, 2018
J. Lee McPhearson

/s/ Jack W. Meigs	Director	March 15, 2018
Jack W. Meigs

/s/ Aubrey S. Miller	Director	March 15, 2018
Aubrey S. Miller

/s/ Donna D. Smith	Director	March 15, 2018
Donna D. Smith

/s/ Howard M. Whitted	Director	March 15, 2018
Howard M. Whitted

/s/ Bruce N. Wilson	Director	March 15, 2018
Bruce N. Wilson