Form 10-Q
period 2018-03-31
FIRST US BANCSHARES INC
filed 2018-05-04
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2018
Common Stock, $0.01 par value	6,087,264 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2017. Specifically, with respect to statements relating to loan demand, growth and earnings potential, geographic expansion and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, market conditions and investment returns, changes in interest rates, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, collateral values and cybersecurity threats. With respect to the proposed acquisition of The Peoples Bank, these factors include, but are not limited to, the possibility that regulatory and other approvals and conditions to the proposed transaction are not received or satisfied on a timely basis or at all, or contain unanticipated terms and conditions; the possibility that modifications to the terms of the transaction may be required in order to obtain or satisfy such approvals or conditions; delays in closing the transaction; difficulties, delays and unanticipated costs in integrating the organizations’ businesses or realized expected cost savings and other benefits; business disruptions as a result of the integration of the organizations, including possible loss of customers; diversion of management time to address transaction-related issues; and changes in asset quality and credit risk as a result of the transaction. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks	$7,806	$7,577
Interest-bearing deposits in banks	26,667	19,547
Total cash and cash equivalents	34,473	27,124
Federal funds sold	—	15,000
Investment securities available-for-sale, at fair value	156,642	153,871
Investment securities held-to-maturity, at amortized cost	25,300	26,279
Federal Home Loan Bank stock, at cost	1,413	1,609
Loans, net of allowance for loan losses of $4,829 and $4,774, respectively	353,805	346,121
Premises and equipment, net	26,197	26,433
Cash surrender value of bank-owned life insurance	15,000	14,923
Accrued interest receivable	2,011	2,057
Other real estate owned	3,343	3,792
Other assets	9,135	8,372
Total assets	$627,319	$625,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$525,273	$517,079
Accrued interest payable	387	381
Other liabilities	5,836	6,319
Short-term borrowings	10,298	15,594
Long-term debt	10,000	10,000
Total liabilities	551,794	549,373
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,351,466 and 7,345,946 shares issued, respectively; 6,087,264 and 6,081,744 shares outstanding, respectively	73	73
Surplus	10,867	10,755
Accumulated other comprehensive loss, net of tax	(1,955)	(868)
Retained earnings	86,965	86,673
Less treasury stock: 1,264,202 shares at cost	(20,414)	(20,414)
Noncontrolling interest	(11)	(11)
Total shareholders’ equity	75,525	76,208
Total liabilities and shareholders’ equity	$627,319	$625,581

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Interest income:
Interest and fees on loans	$7,089	$6,496
Interest on investment securities	1,030	1,014
Total interest income	8,119	7,510

Interest expense:
Interest on deposits	701	528
Interest on borrowings	104	63
Total interest expense	805	591

Net interest income	7,314	6,919

Provision for loan losses	658	515

Net interest income after provision for loan losses	6,656	6,404

Non-interest income:
Service and other charges on deposit accounts	467	464
Credit insurance income	218	256
Net gain on sales and prepayments of investment securities	3	49
Mortgage fees from secondary market	117	—
Other income, net	335	398
Total non-interest income	1,140	1,167

Non-interest expense:
Salaries and employee benefits	4,567	4,398
Net occupancy and equipment	889	777
Computer services	292	387
Fees for professional services	273	233
Other expense	1,280	1,242
Total non-interest expense	7,301	7,037

Income before income taxes	495	534
Provision for income taxes	81	130
Net income	$414	$404
Basic net income per share	$0.07	$0.07
Diluted net income per share	$0.06	$0.06
Dividends per share	$0.02	$0.02

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Net income	$414	$404
Other comprehensive income:
Unrealized holding gains on securities available-for-sale arising during period, net of tax expense (benefit) of $(472) and $424, respectively	(1,419)	757
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax expense of $1 and $18, respectively	(2)	(31)
Unrealized holding gains arising during the period on effective cash flow hedge derivatives, net of tax expense of $112 and $4, respectively	334	8
Other comprehensive income (loss)	(1,087)	734
Total comprehensive income (loss)	$(673)	$1,138

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$414	$404
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	351	242
Provision for loan losses	658	515
Deferred income tax provision	79	128
Net gain on sale and prepayment of investment securities	(3)	(49)
Stock-based compensation expense	112	79
Net amortization of securities	225	313
Net loss on premises and equipment and other real estate	12	80
Changes in assets and liabilities:
Decrease in accrued interest receivable	46	63
Increase in other assets	(67)	(28)
Increase (decrease) in accrued interest payable	6	(12)
Decrease in other liabilities	(483)	(262)
Net cash provided by operating activities	1,350	1,473
Cash flows from investing activities:
Net decrease in federal funds sold	15,000	—
Purchases of investment securities, available-for-sale	(15,224)	(15,254)
Purchases of investment securities, held-to-maturity	—	(4,696)
Proceeds from maturities and prepayments of investment securities, available-for-sale	10,367	14,228
Proceeds from maturities and prepayments of investment securities, held-to-maturity	949	925
Net decrease (increase) in Federal Home Loan Bank stock	196	(28)
Proceeds from the sale of premises and equipment and other real estate	711	424
Net decrease (increase) in loans	(8,661)	4,397
Purchases of premises and equipment	(115)	(4,087)
Net cash provided by (used in) investing activities	3,223	(4,091)
Cash flows from financing activities:
Net increase in deposits	8,194	11,522
Net increase (decrease) in short-term borrowings	(5,296)	631
Net share-based compensation transactions	—	(39)
Dividends paid	(122)	(121)
Net cash provided by financing activities	2,776	11,993
Net increase in cash and cash equivalents	7,349	9,375
Cash and cash equivalents, beginning of period	27,124	23,530
Cash and cash equivalents, end of period	$34,473	$32,905
Supplemental disclosures:
Cash paid for:
Interest	$799	$603
Income taxes	136	—
Non-cash transactions:
Assets acquired in settlement of loans	$213	$183

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2018. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017.

2.	BASIS OF PRESENTATION

Summary of Significant Accounting Policies

Certain significant accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding (basic shares). Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period (dilutive shares). The dilutive shares consist of nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to Bancshares’ 2013 Incentive Plan (the “2013 Incentive Plan”) previously approved by Bancshares’ shareholders. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended
	March 31,
	2018	2017
Basic shares	6,188,861	6,158,399
Dilutive shares	379,701	320,500
Diluted shares	6,568,562	6,478,899

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in Thousands, Except Per Share Data)
Net income	$414	$404
Basic net income per share	$0.07	$0.07
Diluted net income per share	$0.06	$0.06

Comprehensive Income

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

Accounting Standards Update (“ASU”) 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU simplifies and expands the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplifies the application of Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, through targeted improvements in key practice areas. This includes expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships. In addition, the ASU prescribes how hedging results should be presented and requires incremental disclosures. These changes are intended to allow preparers more flexibility and to enhance the transparency of how hedging results are presented and disclosed. Further, the ASU provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings in the current period. The ASU is effective for years beginning after December 15, 2018, and interim periods within those years. The Company does not expect the adoption of ASU 2017-12 to have a material impact on the Company's consolidated financial statements.

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the Financial Accounting Standards Board (“FASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 will require organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all operating leases under current U.S. GAAP with a term of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease are not significantly changed under ASU 2016-02, and there will continue to be differentiation between finance leases and operating leases. The accounting applied by the lessor in a lease transaction remains largely unchanged from previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements; however, because the Company has several leases, assets and liabilities are expected to increase upon adoption for right-of-use assets and lease liabilities.

ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of FASB ASC 825).” Issued in January 2016, ASU 2016-01 was intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information. The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value, with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; and (iii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 became effective for the Company on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Company's consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 added FASB ASC Topic 606, Revenue from Contracts with Customers, and superseded revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition and certain cost guidance in FASB ASC Topic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. ASU 2014-09 requires an entity to recognize revenue when (or as) an entity transfers control of goods or services to a customer at the amount to which the entity expects to be entitled. Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services is transferred to the customer. ASU 2014-09 became effective for the Company on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company's consolidated financial statements.

Revenue

On January 1, 2018, the Company implemented Accounting Standards Update 2014-09, Revenue from Contracts with Customers, codified at ASC Topic 606. The Company adopted ASC 606 using the modified retrospective transition method. As of December 31, 2017, the Company had no uncompleted customer contracts and, as a result, no cumulative transition adjustment was made to the Company’s accumulated deficit during the first quarter of 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported under legacy U.S. GAAP.

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans and investment securities, which falls outside the scope of ASC 606. The Company also generates revenue from insurance- and lease-related contracts that also fall outside the scope of ASC 606.

All of the Company’s revenue that is subject to ASC 606 is included in non-interest income; however, not all non-interest income is subject to ASC 606. Revenue earned by the Company subject to ASC 606 primarily consisted of service and other charges on deposit accounts, mortgage fees from secondary market transactions at the Bank, ATM fee income and other non-interest income. Revenue generated from these sources for the three months ended March 31, 2018 and 2017 was $0.8 million and $0.7 million, respectively. All sources of the Company’s revenue subject to ASC 606 are transaction-based, and revenue is recognized at the time the transaction is executed, which is the same time the Company’s performance obligation is satisfied. The Company had no contract liabilities or unsatisfied performance obligations with customers as of March 31, 2018.

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of March 31, 2018 and December 31, 2017 were as follows:

	Available-for-Sale
	March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$87,463	$202	$(1,983)	$85,682
Commercial	67,846	16	(1,868)	65,994
Obligations of states and political subdivisions	4,749	140	(3)	4,886
U.S. Treasury securities	80	—	—	80
Total	$160,138	$358	$(3,854)	$156,642

	Held-to-Maturity
	March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$14,237	$—	$(342)	$13,895
Obligations of U.S. government-sponsored agencies	9,209	—	(255)	8,954
Obligations of states and political subdivisions	1,854	—	(16)	1,838
Total	$25,300	$—	$(613)	$24,687

	Available-for-Sale
	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$83,360	$286	$(860)	$82,786
Commercial	67,281	27	(1,234)	66,074
Obligations of states and political subdivisions	4,752	182	(3)	4,931
U.S. Treasury securities	80	—	—	80
Total	$155,473	$495	$(2,097)	$153,871

	Held-to-Maturity
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$15,065	$1	$(186)	$14,880
Obligations of U.S. government-sponsored agencies	9,326	7	(144)	9,189
Obligations of states and political subdivisions	1,888	5	(13)	1,880
Total	$26,279	$13	$(343)	$25,949

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2018 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$699	$707	$—	$—
Maturing after one to five years	22,234	21,719	1,827	1,813
Maturing after five to ten years	80,332	78,419	4,293	4,217
Maturing after ten years	56,873	55,797	19,180	18,657
Total	$160,138	$156,642	$25,300	$24,687

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2018 and December 31, 2017.

	Available-for-Sale
	March 31, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$56,885	$(1,209)	$21,126	$(774)
Commercial	20,155	(398)	44,735	(1,470)
Obligations of states and political subdivisions	426	(3)	—	—
U.S. Treasury securities	80	—	—	—
Total	$77,546	$(1,610)	$65,861	$(2,244)

	Held-to-Maturity
	March 31, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$7,642	$(150)	$6,253	$(192)
Obligations of U.S. government-sponsored agencies	1,656	(23)	7,298	(232)
Obligations of states and political subdivisions	1,311	(8)	527	(8)
Total	$10,609	$(181)	$14,078	$(432)

	Available-for-Sale
	December 31, 2017
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,007	$(467)	$21,122	$(393)
Commercial	18,554	(180)	46,312	(1,054)
Obligations of states and political subdivisions	428	(3)	—	—
U.S. Treasury securities	80	—	—	—
Total	$66,069	$(650)	$67,434	$(1,447)

	Held-to-Maturity
	December 31, 2017
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$7,895	$(63)	$6,675	$(123)
Obligations of U.S. government-sponsored agencies	865	(2)	7,388	(142)
Obligations of states and political subdivisions	571	(3)	531	(10)
Total	$9,331	$(68)	$14,594	$(275)

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the Company intends to sell the securities, and (iv) whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

As of March 31, 2018, 75 debt securities had been in a loss position for more than 12 months, and 94 debt securities had been in a loss position for less than 12 months. As of December 31, 2017, 72 debt securities had been in a loss position for more than 12 months, and 83 debt securities had been in a loss position for less than 12 months. As of both March 31, 2018 and December 31, 2017, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of March 31, 2018 or December 31, 2017.

Investment securities with a carrying value of $78.0 million and $86.8 million as of March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes.

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

As of March 31, 2018 and December 31, 2017, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	March 31, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$25,965	$—	$25,965
Secured by 1-4 family residential properties	36,618	9,963	46,581
Secured by multi-family residential properties	16,396	—	16,396
Secured by non-farm, non-residential properties	111,546	—	111,546
Other	188	—	188
Commercial and industrial loans	65,996	—	65,996
Consumer loans:
Consumer	5,416	32,758	38,174
Indirect sales	—	60,157	60,157
Total loans	262,125	102,878	365,003
Less: Unearned interest, fees and deferred cost	349	6,020	6,369
Allowance for loan losses	2,500	2,329	4,829
Net loans	$259,276	$94,529	$353,805

	December 31, 2017
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$26,143	$—	$26,143
Secured by 1-4 family residential properties	34,272	10,801	45,073
Secured by multi-family residential properties	16,579	—	16,579
Secured by non-farm, non-residential properties	105,133	—	105,133
Other	190	—	190
Commercial and industrial loans	69,969	—	69,969
Consumer loans:
Consumer	5,217	34,083	39,300
Indirect sales	—	55,071	55,071
Total loans	257,503	99,955	357,458
Less: Unearned interest, fees and deferred cost	374	6,189	6,563
Allowance for loan losses	2,447	2,327	4,774
Net loans	$254,682	$91,439	$346,121

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 55.0% and 54.0% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of March 31, 2018 and December 31, 2017, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of March 31, 2018 and December 31, 2017 were $0.4 million and $0.5 million, respectively. During the three months ended March 31, 2018, there were no new loans to these parties, and repayments by active related parties were $0.1 million. During the year ended December 31, 2017, there were no new loans to these related parties, and repayments by active related parties were $11 thousand.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses during the three months ended March 31, 2018 and the year ended December 31, 2017 and the related loan balances by loan portfolio segment and loan type as of March 31, 2018 and December 31, 2017:

	Bank
	Three Months Ended March 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$238	$116	$777	$2	$1,049	$62	$—	$2,447
Charge-offs	—	(8)	—	—	—	—	—	—	(8)
Recoveries	—	10	—	3	—	5	4	—	22
Provision	(7)	14	(1)	18	—	36	(21)	—	39
Ending balance	$196	$254	$115	$798	$2	$1,090	$45	$—	$2,500

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$5	$—	$14	$—	$69	$—	$—	$88
Collectively evaluated for impairment	196	249	115	784	2	1,021	45	—	2,412
Total allowance for loan losses	$196	$254	$115	$798	$2	$1,090	$45	$—	$2,500
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$186	$—	$524	$—	$69	$—	$—	$779
Collectively evaluated for impairment	25,965	36,432	16,396	111,022	188	65,927	5,416	—	261,346
Total loans receivable	$25,965	$36,618	$16,396	$111,546	$188	$65,996	$5,416	$—	$262,125

	ALC
	Three Months Ended March 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$52	$—	$—	$—	$—	$1,653	$622	$2,327
Charge-offs	—	(14)	—	—	—	—	(604)	(147)	(765)
Recoveries	—	5	—	—	—	—	122	21	148
Provision	—	(7)	—	—	—	—	481	145	619
Ending balance	$—	$36	$—	$—	$—	$—	$1,652	$641	$2,329

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	36	—	—	—	—	1,652	641	2,329
Total allowance for loan losses	$—	$36	$—	$—	$—	$—	$1,652	$641	$2,329
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	9,963	—	—	—	—	32,758	60,157	102,878
Total loans receivable	$—	$9,963	$—	$—	$—	$—	$32,758	$60,157	$102,878

	Bank and ALC
	Three Months Ended March 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$290	$116	$777	$2	$1,049	$1,715	$622	$4,774
Charge-offs	—	(22)	—	—	—	—	(604)	(147)	(773)
Recoveries	—	15	—	3	—	5	126	21	170
Provision	(7)	7	(1)	18	—	36	460	145	658
Ending balance	$196	$290	$115	$798	$2	$1,090	$1,697	$641	$4,829

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$5	$—	$14	$—	$69	$—	$—	$88
Collectively evaluated for impairment	196	285	115	784	2	1,021	1,697	641	4,741
Total allowance for loan losses	$196	$290	$115	$798	$2	$1,090	$1,697	$641	$4,829
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$186	$—	$524	$—	$69	$—	$—	$779
Collectively evaluated for impairment	25,965	46,395	16,396	111,022	188	65,927	38,174	60,157	364,224
Total loans receivable	$25,965	$46,581	$16,396	$111,546	$188	$65,996	$38,174	$60,157	$365,003

	Bank
	Year Ended December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$535	$304	$88	$903	$2	$527	$50	$—	$2,409
Charge-offs	—	—	—	—	—	(16)	(63)	—	(79)
Recoveries	—	103	—	69	—	19	56	—	247
Provision	(332)	(169)	28	(195)	—	519	19	—	(130)
Ending balance	$203	$238	$116	$777	$2	$1,049	$62	$—	$2,447

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$5	$—	$21	$—	$72	$—	$—	$98
Collectively evaluated for impairment	203	233	116	756	2	977	62	—	2,349
Total allowance for loan losses	$203	$238	$116	$777	$2	$1,049	$62	$—	$2,447
Loan receivables:
Individually evaluated for impairment	$—	$187	$—	$532	$—	$72	$—	$—	$791
Collectively evaluated for impairment	26,143	34,085	16,579	104,601	190	69,897	5,217	—	256,712
Total loans receivable	$26,143	$34,272	$16,579	$105,133	$190	$69,969	$5,217	$—	$257,503

	ALC
	Year Ended December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$107	$—	$—	$—	$—	$1,717	$623	$2,447
Charge-offs	—	(28)	—	—	—	—	(2,297)	(587)	(2,912)
Recoveries	—	32	—	—	—	—	545	98	675
Provision	—	(59)	—	—	—	—	1,688	488	2,117
Ending balance	$—	$52	$—	$—	$—	$—	$1,653	$622	$2,327

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	52	—	—	—	—	1,653	622	2,327
Total allowance for loan losses	$—	$52	$—	$—	$—	$—	$1,653	$622	$2,327
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	10,801	—	—	—	—	34,083	55,071	99,955
Total loans receivable	$—	$10,801	$—	$—	$—	$—	$34,083	$55,071	$99,955

	Bank and ALC
	Year Ended December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$535	$411	$88	$903	$2	$527	$1,767	$623	$4,856
Charge-offs	—	(28)	—	—	—	(16)	(2,360)	(587)	(2,991)
Recoveries	—	135	—	69	—	19	601	98	922
Provision	(332)	(228)	28	(195)	—	519	1,707	488	1,987
Ending balance	$203	$290	$116	$777	$2	$1,049	$1,715	$622	$4,774

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$5	$—	$21	$—	$72	$—	$—	$98
Collectively evaluated for impairment	203	285	116	756	2	977	1,715	622	4,676
Total allowance for loan losses	$203	$290	$116	$777	$2	$1,049	$1,715	$622	$4,774
Loan receivables:
Individually evaluated for impairment	$—	$187	$—	$532	$—	$72	$—	$—	$791
Collectively evaluated for impairment	26,143	44,886	16,579	104,601	190	69,897	39,300	55,071	356,667
Total loans receivable	$26,143	$45,073	$16,579	$105,133	$190	$69,969	$39,300	$55,071	$357,458

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of March 31, 2018.

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$25,697	$85	$183	$—	$25,965
Secured by 1-4 family residential properties	35,569	335	714	—	36,618
Secured by multi-family residential properties	16,396	—	—	—	16,396
Secured by non-farm, non-residential properties	108,933	2,104	509	—	111,546
Other	188	—	—	—	188
Commercial and industrial loans	63,764	2,033	199	—	65,996
Consumer loans	5,358	—	58	—	5,416
Other loans	—	—	—	—	—
Total	$255,905	$4,557	$1,663	$—	$262,125

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$9,732	$231	$9,963
Consumer loans:
Consumer	31,861	897	32,758
Indirect sales	59,617	540	60,157
Total	$101,210	$1,668	$102,878

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2017.

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$25,872	$84	$187	$—	$26,143
Secured by 1-4 family residential properties	33,278	339	655	—	34,272
Secured by multi-family residential properties	16,579	—	—	—	16,579
Secured by non-farm, non-residential properties	99,847	4,766	520	—	105,133
Other	190	—	—	—	190
Commercial and industrial loans	67,689	2,066	214	—	69,969
Consumer loans	5,155	—	62	—	5,217
Total	$248,610	$7,255	$1,638	$—	$257,503

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$10,495	$306	$10,801
Consumer loans:
Consumer	32,933	1,150	34,083
Indirect sales	54,611	460	55,071
Total	$98,039	$1,916	$99,955

The following tables provide an aging analysis of past due loans by class as of March 31, 2018.

	Bank
	As of March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$25,965	$25,965	$—
Secured by 1-4 family residential properties	154	19	82	255	36,363	36,618	—
Secured by multi-family residential properties	—	—	—	—	16,396	16,396	—
Secured by non-farm, non-residential properties	115	—	—	115	111,431	111,546	—
Other	—	—	—	—	188	188	—
Commercial and industrial loans	36	21	—	57	65,939	65,996	—
Consumer loans	21	—	—	21	5,395	5,416	—
Total	$326	$40	$82	$448	$261,677	$262,125	$—

	ALC
	As of March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	104	28	231	363	9,600	9,963	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	526	323	897	1,746	31,012	32,758	—
Indirect sales	244	176	540	960	59,197	60,157	—
Total	$874	$527	$1,668	$3,069	$99,809	$102,878	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2017.

	Bank
	As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$26,143	$26,143	$—
Secured by 1-4 family residential properties	227	—	52	279	33,993	34,272	—
Secured by multi-family residential properties	—	—	—	—	16,579	16,579	—
Secured by non-farm, non-residential properties	13	—	—	13	105,120	105,133	—
Other	—	—	—	—	190	190	—
Commercial and industrial loans	70	—	—	70	69,899	69,969	—
Consumer loans	42	—	—	42	5,175	5,217	—
Total	$352	$—	$52	$404	$257,099	$257,503	$—

	ALC
	As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	61	23	290	374	10,427	10,801	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	490	323	1,111	1,924	32,159	34,083	—
Indirect sales	281	230	433	944	54,127	55,071	—
Total	$832	$576	$1,834	$3,242	$96,713	$99,955	$—

The following table provides an analysis of non-accruing loans by class as of March 31, 2018 and December 31, 2017.

	Loans on Non-Accrual Status
	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—
Secured by 1-4 family residential properties	507	501
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	24	29
Commercial and industrial loans	11	12
Consumer loans	955	1,173
Indirect sales	540	433
Total loans	$2,037	$2,148

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral at the Bank. At management’s discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrower’s ability to pay. At ALC, all real estate loans of $0.1 million or more are identified for impairment analysis. There are currently no loans at ALC that meet that criteria. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of March 31, 2018, the carrying amount of impaired loans at the Bank consisted of the following:

	March 31, 2018
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$—	$—	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	186	186	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	524	524	14
Commercial and industrial	69	69	69
Total loans with an allowance recorded	$779	$779	$88

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	186	186	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	524	524	14
Commercial and industrial	69	69	69
Total impaired loans	$779	$779	$88

As of December 31, 2017, the carrying amount of impaired loans at the Bank consisted of the following:

	December 31, 2017
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$—	$—	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	187	187	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	532	532	21
Commercial and industrial	72	72	72
Total loans with an allowance recorded	$791	$791	$98

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	187	187	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	532	532	21
Commercial and industrial	72	72	72
Total impaired loans	$791	$791	$98

The average net investment in impaired loans and interest income recognized and received on impaired loans during the three months ended March 31, 2018 and the year ended December 31, 2017 were as follows:

	March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	187	3	3
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	526	9	9
Commercial and industrial	69	1	2
Total	$782	$13	$14

	December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$902	$—	$—
Secured by 1-4 family residential properties	190	13	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	537	35	35
Commercial and industrial	59	7	5
Total	$1,688	$55	$54

Loans on which the accrual of interest has been discontinued amounted to $2.0 million and $2.1 million as of March 31, 2018 and December 31, 2017, respectively. If interest on those loans had been accrued, there would have been $6 thousand and $19 thousand of interest accrued for the periods ended March 31, 2018 and December 31, 2017, respectively. Interest income related to these loans as of March 31, 2018 and December 31, 2017 was $1 thousand and $3 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the three-month period ended March 31, 2018. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of both March 31, 2018 and December 31, 2017, the Company had $0.1 million of non-accruing loans that were previously restructured and that remained on non-accrual status. For both the three months ended March 31, 2018 and the year ended December 31, 2017, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans remaining in each loan category, as of March 31, 2018 and December 31, 2017, that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	March 31, 2018			December 31, 2017
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$80	1	$107	$82
Secured by 1-4 family residential properties	3	318	141	3	318	165
Secured by non-farm, non-residential properties	1	53	36	1	53	37
Commercial loans	2	116	80	2	116	81
Total	7	$594	$337	7	$594	$365

As of March 31, 2018 and December 31, 2017, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $2 thousand as of both March 31, 2018 and December 31, 2017.

5.	OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following tables summarize foreclosed property activity as of the three months ended March 31, 2018 and 2017:

	March 31, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$3,527	$265	$3,792
Additions (1)	106	25	131
Sales proceeds	(611)	(20)	(631)

Gross gains	121	—	121
Gross losses	—	(23)	(23)
Net gains (losses)	121	(23)	98
Impairment	(43)	(4)	(47)
Ending balance	$3,100	$243	$3,343

	March 31, 2017
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$4,353	$505	$4,858
Additions (1)	—	20	20
Sales proceeds	(204)	(84)	(288)

Gross gains	13	—	13
Gross losses	(1)	(15)	(16)
Net gains (losses)	12	(15)	(3)
Impairment	—	—	—
Ending balance	$4,161	$426	$4,587

(1)Additions to other real estate owned (“OREO”) include transfers from loans and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $0.6 million and $0.8 million as of March 31, 2018 and 2017, respectively. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of  March 31, 2018 and held $0.1 million of these loans as of  March 31, 2017.

Repossessions

In addition to the other real estate and other assets acquired in foreclosure, ALC also acquires assets through the repossession of the underlying collateral of loans in default. Total repossessed assets at ALC as of March 31, 2018 and December 31, 2017 were $0.3 million and $0.2 million, respectively.

6.	INVESTMENT IN LIMITED PARTNERSHIP

The Bank holds an investment in an affordable housing project for which it provides funding as a limited partner and has received tax credits related to its investment in the project based on its partnership share. The net assets of the partnership consist primarily of apartment complexes, and the primary liabilities consist of those associated with the operation of the partnership. The Company has determined that this investment requires consolidation as a variable interest entity under ASC Topic 810, Consolidation. The Company holds a 99.9% interest in the limited partnership. Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both March 31, 2018 and December 31, 2017.

7.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements and short-term Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less. Short-term borrowings totaled $10.3 million and $15.6 million as of March 31, 2018 and December 31, 2017, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both March 31, 2018 and December 31, 2017, there were no federal funds purchased outstanding, and the Bank had $18.8 million in available unused lines of credit with correspondent banks and the Federal Reserve.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of  March 31, 2018 and December 31, 2017 totaled $0.3 million and $0.6 million, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of March 31, 2018 and December 31, 2017, the Bank had $10.0 million and $15.0 million, respectively, in outstanding FHLB advances with original maturities of less than one year.

8.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. The Company had long-term FHLB advances outstanding of $10.0 million as of both March 31, 2018 and December 31, 2017.

Assets pledged associated with FHLB advances totaled $23.2 million and $26.0 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the Bank had $167.6 million and $159.3 million, respectively, in remaining credit from the FHLB (subject to available collateral).

9.	INCOME TAXES

The Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted in December 2017. This legislation made significant changes in federal tax law, including a reduction in the corporate income tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate income tax rate to 21% beginning in 2018.

The provision for income taxes was $0.1 million for both of the three-month periods ended March 31, 2018 and 2017. The Company’s effective tax rate was 16.4% and 24.3%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income. The reduced effective tax rate in the first quarter of 2018 compared to the first quarter of 2017 resulted from the reduction in the Company's statutory federal rate under Tax Reform.

The Company had a net deferred tax asset of $5.9 million and $5.6 million as of March 31, 2018 and December 31, 2017, respectively. The increase in the net deferred tax asset resulted primarily from the impact of changes in the fair value of securities available-for-sale.

10.	DEFERRED COMPENSATION PLANS

The Bank has entered into supplemental retirement compensation benefits agreements with certain directors and executive officers.  The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.4 million and $3.5 million as of March 31, 2018 and December 31, 2017, respectively.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan.  As of March 31, 2018 and December 31, 2017, a total of 106,566 and 103,620 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

11.	STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.1 million for both of the three-month periods ended March 31, 2018 and 2017.

Stock Options

Stock option awards have been granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and have vesting periods ranging from one to three years, with 10-year contractual terms.

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

	2018	2017
Risk-free interest rate	2.77%	2.23%
Expected term (in years)	7.5	7.5
Expected stock price volatility	28.3%	25.4%
Dividend yield	1.50%	1.50%

The following table summarizes the Company’s stock option activity for the periods presented.

	Three Months Ended
	March 31, 2018		March 31, 2017
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	318,000	$9.43	272,550	$8.21
Granted	62,150	11.71	64,600	14.11
Exercised	—	—	16,650	8.15
Expired	—	—	—	—
Forfeited	450	11.71	—	—
Options outstanding, end of period	379,700	$9.80	320,500	$9.41
Options exercisable, end of period	248,300	$8.71	210,633	$8.20

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.8 million and $0.7 million as of  March 31, 2018 and 2017, respectively.

Restricted Stock

During the first three months of 2018 and 2017, respectively, 5,520 shares and 7,533 shares of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

12.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of certain balance sheet assets and liabilities. In the normal course of business, the Company also uses derivative financial instruments to add stability to interest income or expense and to manage its exposure to movements in interest rates. The Company does not use derivatives for trading or speculative purposes and only enters into transactions that have a qualifying hedging relationship. The Company's hedging strategies involving interest rate derivatives are classified as either Fair Value Hedges or Cash Flow Hedges, depending upon the rate characteristic of the hedged item.

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

No ineffectiveness related to the interest rate swaps designated as cash flow hedges was recognized in the consolidated statements of operations for the three months ended March 31, 2018. The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive income totaled $0.7 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively.

13.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of Bancshares: the Bank and ALC. The reportable segments were determined using the internal management reporting system. These segments comprise Bancshares’ and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the tables below.

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended March 31, 2018:
Net interest income	$4,117	$3,193	$4	$—	$7,314
Provision for loan losses	39	619	—	—	658
Total non-interest income	867	256	853	(836)	1,140
Total non-interest expense	4,531	2,524	447	(201)	7,301
Income before income taxes	414	306	410	(635)	495
Provision for income taxes	70	70	(59)	—	81
Net income	$344	$236	$469	$(635)	$414
Other significant items:
Total assets	$629,954	$97,685	$81,020	$(181,340)	$627,319
Total investment securities	181,862	—	80	—	181,942
Total loans, net	344,319	94,529	—	(85,043)	353,805
Investment in subsidiaries	5	—	75,055	(75,055)	5
Fixed asset additions	113	2	—	—	115
Depreciation and amortization expense	318	33	—	—	351
Total interest income from external customers	3,837	4,282	—	—	8,119
Total interest income from affiliates	1,089	—	4	(1,093)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended March 31, 2017:
Net interest income	$3,911	$3,005	$3	$—	$6,919
Provision (reduction in reserve) for loan losses	—	515	—	—	515
Total non-interest income	836	244	850	(763)	1,167
Total non-interest expense	4,401	2,377	429	(170)	7,037
Income before income taxes	346	357	424	(593)	534
Provision for income taxes	98	130	(98)	—	130
Net income	$248	$227	$522	$(593)	$404
Other significant items:
Total assets	$622,528	$88,233	$82,667	$(173,601)	$619,827
Total investment securities	213,417	—	80	—	213,497
Total loans, net	309,425	84,761	—	(76,509)	317,677
Investment in subsidiaries	5	—	76,976	(76,976)	5
Fixed asset addition	4,025	62	—	—	4,087
Depreciation and amortization expense	201	41	—	—	242
Total interest income from external customers	3,392	4,118	—	—	7,510
Total interest income from affiliates	1,114	—	3	(1,117)	—

14.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the three-month periods ended March 31, 2018 and 2017, there were no credit losses associated with derivative contracts.

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

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Standby letters of credit	$180	$180
Commitments to extend credit	$54,250	$55,801

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. As of March 31, 2018 and December 31, 2017, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represent the Bank’s total credit risk in this category, is included in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of both March 31, 2018 and December 31, 2017, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to close known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both March 31, 2018 and December 31, 2017. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

Litigation

The Company is party to certain ordinary course litigation from time to time, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such ordinary course litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the three months ended March 31, 2018 or the year ended December 31, 2017.

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

The following table presents assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of March 31, 2018 Using
	Totals At March 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$85,682	$—	$85,682	$—
Commercial	65,994	—	65,994	—
Obligations of states and political subdivisions	4,886	—	4,886	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	889	—	889	—

	Fair Value Measurements as of December 31, 2017 Using
	Totals At December 31, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$82,786	$—	$82,786	$—
Commercial	66,074	—	66,074	—
Obligations of states and political subdivisions	4,931	—	4,931	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	443	—	443	—

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

OREO

OREO consists of properties obtained through foreclosure or in satisfaction of loans and is recorded at net realizable value, less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically significant unobservable inputs for determining fair value.

Assets Held for Sale

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

The following table presents the balances of impaired loans, OREO and assets held for sale measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017.

	Fair Value Measurements as of March 31, 2018 Using
	Totals At March 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$691	$—	$—	$691
OREO	3,343	—	—	3,343
Assets held for sale	228	—	—	228

	Fair Value Measurements as of December 31, 2017 Using
	Totals At December 31, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$694	$—	$—	$694
OREO	3,792	—	—	3,792
Assets held for sale	228	—	—	228

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2018. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of March 31, 2018 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value March 31, 2018	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$691	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%	)
OREO	$3,343	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%	)
Assets held for sale	$228	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%	)

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

Assets Held for Sale

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

Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

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

Long-term debt: The fair value of this debt is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of March 31, 2018 and December 31, 2017.

Off-balance sheet instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$34,473	$34,473	$34,473	$—	$—
Investment securities available-for-sale	156,642	156,642	—	156,642	—
Investment securities held-to-maturity	25,300	24,687	—	24,687	—
Federal Home Loan Bank stock	1,413	1,413	—	—	1,413
Loans, net of allowance for loan losses	353,805	346,658	—	—	346,648
Other assets – derivatives	889	889	—	889	—
Liabilities:
Deposits	525,273	522,767	—	522,767	—
Short-term borrowings	10,298	10,298	—	10,298	—
Long-term debt	10,000	9,998	—	9,998	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$27,124	$27,124	$27,124	$—	$—
Investment securities available-for-sale	153,871	153,871	—	153,871	—
Investment securities held-to-maturity	26,279	25,949	—	25,949	—
Federal funds sold	15,000	15,000	—	15,000	—
Federal Home Loan Bank stock	1,609	1,609	—	—	1,609
Loans, net of allowance for loan losses	346,121	342,248	—	—	342,248
Other assets – derivatives	443	443	—	443	—
Liabilities:
Deposits	517,079	515,645	—	515,645	—
Short-term borrowings	15,594	15,594	—	15,594	—
Long-term debt	10,000	9,998	—	9,998	—

16.	SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company entered into a definitive agreement to acquire The Peoples Bank, headquartered in Rose Hill, Virginia. The Peoples Bank serves communities in the Knoxville, Tennessee and southwest Virginia areas. Under the terms of the agreement, the Company will acquire all of the outstanding capital stock of The Peoples Bank and then merge The Peoples Bank with and into the Bank. The transaction is expected to close in the third quarter of 2018, subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals. The transaction is expected to result in a combined institution approaching $800 million in assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., (“Bancshares”) a Delaware corporation, is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of March 31, 2018, the Bank operated and served its customers through 16 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama. At the end of the first quarter of 2018, the Bank closed its loan production office in Mountain Brook, Alabama and merged all of its Birmingham operations into its main office in Birmingham.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC’s principal office is located in Mobile, Alabama. The Bank is the funding source for ALC. As of March 31, 2018, in addition to its principal office, ALC operated twenty-one offices located in Alabama and southeast Mississippi. In addition, ALC conducted indirect lending operations through retailers in nine states.

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

Delivery of the best possible financial services to customers remains an overall operational focus of Bancshares and its subsidiaries (collectively, the “Company”). The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 253 full-time equivalent employees (as of March 31, 2018), to ensure customer satisfaction and convenience.

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general banking practices. These estimates include accounting for the allowance for loan losses, other real estate owned, valuation of deferred tax assets and fair value measurements. A description of these estimates, which significantly affect the determination of the Company’s consolidated financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2017.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2018 to December 31, 2017, while comparing income and expense for the three-month periods ended March 31, 2018 and 2017.

All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2017. As used in the following discussion, the words “we,” “us,” “our” and the “Company” refer to Bancshares and its consolidated subsidiaries, unless the context indicates otherwise.

EXECUTIVE OVERVIEW

The Company earned net income of $0.06 per diluted common share during each of the three-month periods ended March 31, 2018 and March 31, 2017. However, the composition of earnings was significantly different comparing the two periods. As compared to the first quarter of 2017, the 2018 results were positively impacted by increased net interest income, which resulted primarily from growth in net loans. The growth in net interest income was offset by increased provision for loan losses and non-interest expense compared to the same period in 2017. In addition, the Company’s effective tax rate decreased to 16.4% for the quarter ended March 31, 2018, compared to 24.3% for the first quarter of 2017. The reduced effective tax rate resulted from the reduction in the Company’s statutory federal income tax rate under the Tax Cuts and Jobs Act of 2017 (“Tax Reform”).

As of March 31, 2018, the Company’s net loans totaled $353.8 million, an increase of $7.7 million, or 8.9% on an annualized basis, compared to December 31, 2017. Growth in net loans for the first quarter of 2018 totaled $4.6 million at the Bank and $3.1 million at ALC. Consistent with previous periods, the majority of the Bank’s loan growth was focused on commercial lending in the Bank’s larger metropolitan service territories of Birmingham and Tuscaloosa, Alabama. ALC’s loan growth was attributable to continued expansion of indirect lending through point-of-sale retail opportunities.

Loan growth has been the primary driver of the increase in the Company’s net interest income over the past five quarters. Pre-provision net interest income totaled $7.3 million for the first quarter of 2018, compared to $6.9 million for the first quarter of 2017. Average loans totaled $353.3 million and $325.1 million during the three months ended March 31, 2018 and 2017, respectively.

Deposits also increased during the first quarter of 2018, totaling $525.3 million as of March 31, 2018, compared to $517.1 million as of December 31, 2017. Average deposits totaled $516.3 million during the first quarter of 2018, compared to $498.9 million during the first quarter of 2017. The growth in deposits compared to the first quarter of 2017 was largely attributable to deposits generated at the Bank’s new office in the Birmingham area that opened during the third quarter of 2017.

The rising interest rate environment has generally led to higher yields on earning assets at the Bank; however, these increases have been partially offset by reduced yields on ALC’s loan portfolio. The yield on ALC’s portfolio has generally declined in recent quarters due to the shift in loan mix from ALC’s traditional consumer portfolio to indirect lending products that have enhanced the credit quality of the loan portfolio, with a corresponding decrease in yield commensurate with reduced risk. The Company’s net yield on interest-earning assets totaled 5.24% for the three months ended March 31, 2018, compared to 5.05% for the corresponding period of 2017. The Bank’s average yield on loans totaled 4.39% during the first quarter of 2018, compared to 4.06% during the first quarter of 2017. At ALC, average yield on loans was 18.47% and 19.11% during the first quarter of 2018 and 2017, respectively. Average cost of funds on interest-bearing liabilities was 0.72% during the first quarter of 2018, compared to 0.54% for the corresponding period of 2017.

The provision for loan losses totaled $0.7 million for the first quarter of 2018, compared to $0.5 million for the first quarter of 2017. The increase in provision expense was due to substantial loan growth in the first quarter of 2018. Net loans grew $7.7 million in the first quarter of 2018, compared to a decrease of $5.1 million during the first quarter of 2017. The Company’s allowance for loan losses as a percentage of loans was 1.35% as of March 31, 2018, compared to 1.36% as of December 31, 2017 and 1.51% as of March 31, 2017. The reduction in the allowance for loan losses as a percentage of net loans resulted from continued favorable charge-off experience at the Bank, coupled with the mix-shift in lending at ALC that has led to reduced losses in ALC’s portfolio.

Non-interest income totaled $1.1 million for the first quarter of 2018, compared to $1.2 million for the first quarter of 2017. The decrease in non-interest income for the three months ended March 31, 2018 compared to the same period in 2017 resulted primarily from reductions in gains on the sale and prepayment of investment securities at the Bank, as well as reductions in other ancillary revenues at ALC, and was partially offset by an increase in mortgage fees from secondary market transactions at the Bank. The Bank’s mortgage division became operational during the second quarter of 2017 and is expected to enhance the Company’s non-interest income over time through fees earned on the closing of mortgage loans with third-party secondary market financial institutions.

Non-interest expense totaled $7.3 million for the first quarter of 2018, compared to $7.0 million for the first quarter of 2017. The increase in non-interest expense for the three months ended March 31, 2018 compared to the same period in 2017 resulted primarily from increases in salaries and benefits expense and occupancy and equipment expense, partially offset by a decrease in computer services expense. Management expects to incur increased expenses in upcoming quarters in connection with the proposed acquisition of The Peoples Bank, as discussed below.

Asset quality metrics continued to improve during the first quarter of 2018. Non-performing assets, including loans in non-accrual status and OREO, decreased to 0.86% of total assets as of March 31, 2018, compared to 0.95% and 1.10% as of December 31, 2017 and March 31, 2017, respectively.

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

Acquisition

Subsequent to March 31, 2018, the Company entered into a definitive agreement to acquire The Peoples Bank, headquartered in Rose Hill, Virginia. The Peoples Bank serves communities in the Knoxville, Tennessee and southwest Virginia areas. Under the terms of the agreement, the Company will acquire all of the outstanding capital stock of The Peoples Bank and then merge The Peoples Bank with and into the Bank. The transaction is expected to close in the third quarter of 2018, subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals. The transaction is expected to result in a combined institution approaching $800 million in assets.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(Dollars in Thousands)
Interest income	$8,119	$7,510
Interest expense	805	591
Net interest income	7,314	6,919
Provision for loan losses	658	515
Net interest income after provision for loan losses	6,656	6,404
Non-interest income	1,140	1,167
Non-interest expense	7,301	7,037
Income before income taxes	495	534
Provision for income taxes	81	130
Net income	$414	$404

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

The following table shows the average balances of each principal category of assets, liabilities and shareholders’ equity for the three months ended March 31, 2018 and 2017. Additionally, the table provides an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$259,243	$2,808	4.39%	$237,706	$2,377	4.06%
Loans – ALC (Note A)	94,025	4,281	18.47%	87,408	4,119	19.11%
Taxable investment securities	178,913	865	1.96%	200,772	884	1.79%
Non-taxable investment securities	6,113	56	3.72%	10,094	90	3.62%
Federal funds sold	10,278	43	1.70%	—	—	—%
Interest-bearing deposits in banks	17,167	66	1.56%	19,735	40	0.82%
Total interest-earning assets	565,739	8,119	5.82%	555,715	7,510	5.48%
Non-interest-earning assets:
Other assets	58,565			53,668
Total	$624,304			$609,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$166,963	$170	0.41%	$160,030	$145	0.37%
Savings deposits	84,684	71	0.34%	77,379	36	0.19%
Time deposits	180,267	460	1.03%	184,359	347	0.76%
Borrowings	24,675	104	1.71%	25,599	63	1.00%
Total interest-bearing liabilities	456,589	805	0.72%	447,367	591	0.54%
Non-interest-bearing liabilities:
Demand deposits	84,435			77,159
Other liabilities	7,456			7,676
Shareholders’ equity	75,824			77,181
Total	$624,304			$609,383
Net interest income (Note B)		$7,314			$6,919
Net yield on interest-earning assets			5.24%			5.05%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $0.4 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. At ALC, these loans averaged $1.7 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.1 million for each of the three-month periods ended March 31, 2018 and 2017. At ALC, loan fees totaled $0.5 million for each of the three-month periods ended March 31, 2018 and 2017.

Interest income earned on loans for both the Bank and ALC increased comparing the three months ended March 31, 2018 to the three months ended March 31, 2017, primarily as a result of growth in average loan volume. The loan volume increases were partially offset by decreases in the average balances of taxable and non-taxable investments and interest-bearing deposits in banks. The shift in the mix of earning assets is consistent with management’s ongoing strategy to utilize cash flows from the maturity and paydown of investment securities to fund loan growth as opportunities permit. The investment portfolio has been structured to provide monthly cash flows through the maturity and paydown of securities in a manner that management believes can continue to fund a substantial portion of loan growth over time.

Interest expense increased comparing the three months ended March 31, 2018 and 2017 due to increases in the volume of interest-bearing liabilities, as well as increases in rates commensurate with the interest rate environment experienced during the twelve months between March 31, 2018 and 2017.

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

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The following table presents the provision for loan losses for the Bank and ALC for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(Dollars in Thousands)
Bank	$39	$—
ALC	619	515
Total	$658	$515

At the Bank, during the three months ended March 31, 2018, recoveries of previously charged-off loans exceeded current period charge-offs. The increase in provision expense comparing the three months ended March 31, 2018 and 2017 was due to substantial loan growth in the first quarter of 2018 that was not experienced in the first quarter of 2017. The Bank’s allowance for loan losses as a percentage of loans totaled 0.96% as of March 31, 2018, compared to 0.95% as of December 31, 2017 and 1.07% as of March 31, 2017.

At ALC, the provision for loan losses increased comparing the three months ended March 31, 2018 and 2017, based primarily on growth in ALC’s loan balances. ALC’s allowance for loan losses as a percentage of loans totaled 2.40% as of March 31, 2018, compared to 2.48% as of December 31, 2017 and 2.71% as of March 31, 2017. The decrease in the allowance for loan losses as a percentage of loans was due to the changing mix of ALC’s portfolio to point-of-sale indirect lending, which has enhanced the credit quality of ALC’s loan portfolio.

For the Company, the allowance for loan losses as a percentage of loans totaled 1.35% as of March 31, 2018, compared to 1.36% as of December 31, 2017 and 1.51% as of March 31, 2017.  Based on our evaluation of the loan portfolio, we believe that the allowance for loan losses at both the Bank and ALC is adequate to absorb losses inherent in the loan portfolio as of March 31, 2018. While we believe that the methodologies and calculations that have been used in the determination of the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which the Bank and ALC operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses. In general, we expect the provision for loan losses to increase commensurate with growth in loan volume at both the Bank and ALC; however, we would also expect such increases to be partially offset should credit quality of the portfolio continue to improve.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$467	$464	$3	0.6%
Credit insurance commissions and fees	218	256	(38)	(14.8)%
Bank-owned life insurance	105	106	(1)	(0.9)%
Net gain on sale and prepayment of investment securities	3	49	(46)	(93.9)%
Mortgage fees from secondary market	117	—	117	100%
Other income	230	292	(62)	(21.2)%
Total non-interest income	$1,140	$1,167	$(27)	(2.3)%

Non-interest income at the Bank consists of service charges and other fees on deposit accounts; bank-owned life insurance; net gains on the sale and prepayment of investment securities; mortgage fees from the secondary market; and other non-interest income, which includes fee income generated by the Bank, such as ATM fees and real estate rental income. Non-interest income at ALC consists of credit insurance commissions and fees and other non-interest income generated for ancillary services, such as ALC’s auto club membership program. The decrease in non-interest income for the three months ended March 31, 2018 compared to the same period in 2017 resulted primarily from reductions in gains on the sale and prepayment of investment securities at the Bank, as well as reductions in credit insurance commissions and fees at ALC, and was partially offset by an increase in mortgage fees from secondary market transactions at the Bank. The Bank’s mortgage division, which began operating in the second quarter of 2017, generates non-interest income by closing loans in the secondary market. Given the nature of the types of revenues categorized as non-interest income, there is uncertainty as to the level of revenue that will be derived from these sources in the future.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$4,567	$4,398	$169	3.8%
Net occupancy and equipment expense	889	777	112	14.4%
Computer services	292	387	(95)	(24.5)%
Insurance expense and assessments	186	161	25	15.5%
Fees for professional services	273	233	40	17.2%
Postage, stationery and supplies	212	154	58	37.7%
Telephone/data communication	195	221	(26)	(11.8)%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	(51)	2	(53)	NM
Carrying costs	40	82	(42)	NM
Total other real estate/foreclosure expense	(11)	84	(95)	NM
Other	698	622	76	12.2%
Total non-interest expense	$7,301	$7,037	$264	3.8%

NM: Not meaningful

Non-interest expense consists of the items noted above. The increase in non-interest expense for the three months ended March 31, 2018 compared to the same period in 2017 resulted primarily from increases in salaries and benefits expense and occupancy and equipment expense, partially offset by a decrease in computer services expense. Non-interest expense is expected to increase over time due to inflationary pressures; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist. Additionally, management expects to incur increased expenses in upcoming quarters in connection with the proposed acquisition of The Peoples Bank, as discussed above.

Provision for Income Taxes

The provision for income taxes was $0.1 million for both of the three-month periods ended March 31, 2018 and 2017. The Company’s effective tax rate was 16.4% and 24.3% for the same periods. The reduced effective tax rate resulted from the reduction in the Company’s statutory federal income tax rate under the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). Under Tax Reform, beginning January 1, 2018, the Company’s federal statutory income tax rate was set at 21%, reduced from the 34% statutory income tax rate previously applied. Aside from the impact of Tax Reform, the effective tax rate is also expected to fluctuate based on recurring items, such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance. Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis after considering a number of factors, including investment return, credit quality and the consistency of such investments with the Company’s overall strategy. The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared to total pre-tax income.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.8 years as of both March 31, 2018 and December 31, 2017.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of March 31, 2018, available-for-sale securities totaled $156.6 million, or 86.1% of the total investment portfolio, compared to $153.9 million, or 85.4% of the total investment portfolio, as of December 31, 2017. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of March 31, 2018, held-to-maturity securities totaled $25.3 million, or 13.9% of  the total investment portfolio, compared to $26.3 million, or 14.6% of the total investment portfolio, as of December 31, 2017. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of state and political subdivisions.

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio category for both the Bank and ALC at the end of each of the most recent five quarters as of March 31, 2018.

	Bank
	2018	2017
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$25,965	$26,143	$20,213	$12,424	$25,853
Secured by 1-4 family residential properties	36,618	34,272	35,125	32,227	32,535
Secured by multi-family residential properties	16,396	16,579	16,498	16,702	16,464
Secured by non-farm, non-residential properties	111,546	105,133	107,679	113,037	97,294
Other	188	190	223	226	230
Commercial and industrial loans	65,996	69,969	66,320	65,087	57,253
Consumer loans	5,416	5,217	5,431	5,671	6,057
Total loans	$262,125	$257,503	$251,489	$245,374	$235,686
Less unearned interest, fees and deferred cost	349	374	367	371	249
Allowance for loan losses	2,500	2,447	2,422	2,526	2,521
Net loans	$259,276	$254,682	$248,700	$242,477	$232,916

	ALC
	2018	2017
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	9,963	10,801	11,490	12,229	12,993
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	32,758	34,083	35,650	31,920	32,892
Indirect sales	60,157	55,071	50,553	52,134	47,196
Total loans	$102,878	$99,955	$97,693	$96,283	$93,081
Less unearned interest, fees and deferred cost	6,020	6,189	5,981	5,855	5,962
Allowance for loan losses	2,329	2,327	2,386	2,379	2,358
Net loans	$94,529	$91,439	$89,326	$88,049	$84,761

The tables below summarize changes in the allowance for loan losses for each of the most recent five quarters as of March 31, 2018 at both the Bank and ALC.

	Bank
	2018	2017
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,447	$2,422	$2,526	$2,521	$2,409
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(8)	—	—	—	—
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	—	—	—	(16)	—
Consumer loans	—	—	(1)	(60)	(2)
Other loans	—	—	—	—	—
Total charge-offs	(8)	—	(1)	(76)	(2)
Recoveries	22	25	27	81	114
Net recoveries (charge-offs)	14	25	26	5	112
Provision (reduction in reserve) for loan losses	39	—	(130)	—	—
Ending balance	$2,500	$2,447	$2,422	$2,526	$2,521
as a % of loans	0.96%	0.95%	0.96%	1.03%	1.07%

	ALC
	2018	2017
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,327	$2,386	$2,379	$2,358	$2,447
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(14)	(1)	(10)	(4)	(13)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans:
Consumer	(604)	(576)	(494)	(569)	(658)
Indirect sales	(147)	(142)	(150)	(160)	(135)
Other loans	—	—	—	—	—
Total charge-offs	(765)	(719)	(654)	(733)	(806)
Recoveries	148	137	158	178	202
Net recoveries (charge-offs)	(617)	(582)	(496)	(555)	(604)
Provision (reduction in reserve) for loan losses	619	523	503	576	515
Ending balance	$2,329	$2,327	$2,386	$2,379	$2,358
as a % of loans	2.40%	2.48%	2.60%	2.63%	2.71%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of March 31, 2018 were as follows:

	Consolidated
	2018	2017
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$2,037	$2,148	$1,956	$1,847	$2,205
Other real estate owned	3,343	3,792	3,819	4,351	4,587
Total	$5,380	$5,940	$5,775	$6,198	$6,792
Nonperforming assets as a percentage of loans and other real estate	1.49%	1.67%	1.67%	1.82%	2.08%
Nonperforming assets as a percentage of total assets	0.86%	0.95%	0.94%	1.01%	1.10%

	Bank
	2018	2017
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$369	$315	$332	$343	$609
Other real estate owned	3,100	3,527	3,527	3,951	4,161
Total	$3,469	$3,842	$3,859	$4,294	$4,770
Nonperforming assets as a percentage of loans and other real estate	1.31%	1.47%	1.52%	1.72%	1.99%
Nonperforming assets as a percentage of total assets	0.55%	0.61%	0.63%	0.69%	0.77%

	ALC
	2018	2017
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$1,668	$1,833	$1,624	$1,504	$1,596
Other real estate owned	243	265	292	400	426
Total	$1,911	$2,098	$1,916	$1,904	$2,022
Nonperforming assets as a percentage of loans and other real estate	1.97%	2.23%	2.08%	2.10%	2.31%
Nonperforming assets as a percentage of total assets	1.96%	2.22%	2.06%	2.08%	2.29%

Deposits

Total deposits increased by 1.6% to $525.3 million as of March 31, 2018, from $517.1 million as of December 31, 2017. Core deposits, which exclude time deposits of $250 thousand or more, provide for a relatively stable funding source that supports earning assets. Core deposits totaled $502.2 million, or 95.6% of total deposits, as of March 31, 2018, compared to $489.0 million, or 94.6% of total deposits, as of December 31, 2017.

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

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. During the first quarter of 2018, these borrowings represented 5.4% of average interest-bearing liabilities, compared to 5.7% in the first quarter of 2017.

Shareholders’ Equity

The Company has historically placed great emphasis on maintaining its strong capital base. As of March 31, 2018, shareholders’ equity totaled $75.5 million, or 12.0% of total assets, compared to $76.2 million, or 12.2% of total assets, as of December 31, 2017. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The decrease in shareholders’ equity during the period ended March 31, 2018 resulted primarily from an increase in accumulated other comprehensive loss associated with unrealized losses in the fair value of available-for-sale securities during the first quarter of 2018, which was partially offset by growth in retained earnings. The fair value of the available-for-sale portfolio fluctuates based primarily on changes in interest rates. Accordingly, the net unrealized losses during the first quarter of 2018 are not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During each of the three-month periods ended March 31, 2018 and 2017, Bancshares declared a dividend of $0.02 per common share, or approximately $0.1 million in aggregate amount.

As of both March 31, 2018 and December 31, 2017, the Company retained approximately $20.4 million in treasury stock. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2018. There are 242,303 shares available for repurchase under this program, at management’s discretion. No shares were purchased under this program to date in 2018 or in 2017.

As of March 31, 2018 and December 31, 2017, a total of 106,566 and 103,620 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $111.1 million as of March 31, 2018 and $117.3 million as of December 31, 2017. Investment securities forecasted to mature or reprice in one year or less were estimated to be $10.2 million of the investment portfolio as of March 31, 2018.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of March 31, 2018, the investment securities portfolio had an estimated average life of 2.8 years, and approximately 86.7% of the portfolio (including both available-for-sale and held-to-maturity investments) was expected to be repaid within five years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of March 31, 2018 and December 31, 2017, the Company had $20.0 million and $25.0 million, respectively, in outstanding borrowings under FHLB advances. The Company had up to $167.6 million and $159.3 million in remaining unused credit from the FHLB (subject to available collateral) as of March 31, 2018 and December 31, 2017, respectively. In addition, the Company had $18.8 million in unused established federal funds lines as of both March 31, 2018 and December 31, 2017.

The Company’s acquisition of The Peoples Bank is expected to close in the third quarter of 2018, subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals. The total purchase price of approximately $23 million, subject to adjustment in accordance with the terms of the Stock Purchase and Affiliate Merger Agreement governing the transaction, will be settled in cash (90%) and Bancshares common stock (10%). The Company expects to fund the cash portion of the purchase price with available cash, including cash expected from a special, one-time dividend from the Bank to Bancshares, as the sole shareholder of the Bank.

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

See Part II, Item 7A, “ Quantitative and Qualitative Disclosures About Market Risk,” of Bancshares' Annual Report on Form 10-K as of and for the year ended December 31, 2017 for additional disclosures related to market risk. Management’s evaluation as of March 31, 2018 did not indicate any significant increase in the Company’s exposure to market risk from those disclosed as of December 31, 2017.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2018, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of March 31, 2018, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to certain ordinary course litigation from time to time, and the Company intends to vigorously defend itself in all such litigation. In the opinion of the Company, based on review and consultation with legal counsel, the outcome of such ordinary course litigation should not have a material adverse effect on the Company’s consolidated financial statements or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2017 that could materially affect the Company’s business, financial condition or future results. The risks described in Bancshares’ Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As noted in the table below, there were no purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the first quarter of 2018.

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

(2)	No shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the first quarter of 2018.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: May 4, 2018

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase and Affiliate Merger Agreement, dated April 16, 2018, by and among First US Bancshares, Inc., First US Bank, The Peoples Bank, Tracy E. Thompson and Tyler S. Thompson, and Tracy E. Thompson as shareholder representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-14549), filed on April 17, 2018).

3.1	Certificate of Incorporation of United Security Bancshares, Inc. (incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 12, 1999)

3.1A

Certificate of Amendment to the Certificate of Incorporation of United Security Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016)

3.2	Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.