Form 10-Q
period 2018-05-07
FIRST US BANCSHARES INC
filed 2018-08-08
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2018
Common Stock, $0.01 par value	6,092,264 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2017. Specifically, with respect to statements relating to loan demand, cash flows, growth and earnings potential, geographic expansion and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, market conditions and investment returns, changes in interest rates, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, collateral values and cybersecurity threats. With respect to the proposed acquisition of The Peoples Bank, these factors include, but are not limited to, the possibility that regulatory and other approvals and conditions to the proposed transaction are not received or satisfied on a timely basis or at all, or contain unanticipated terms and conditions; the possibility that modifications to the terms of the transaction may be required in order to obtain or satisfy such approvals or conditions; delays in closing the transaction; difficulties, delays and unanticipated costs in integrating the organizations’ businesses or realized expected cost savings and other benefits; business disruptions as a result of the integration of the organizations, including possible loss of customers; diversion of management time to address transaction-related issues; and changes in asset quality and credit risk as a result of the transaction. With respect to statements relating to the lease of the unused remaining leasable space in Pump House Plaza, these factors include, but are not limited to, the adherence of the leasing counterparty to the terms and conditions of the lease agreement and commercial real estate conditions in the Birmingham, Alabama market in general. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks	$8,536	$7,577
Interest-bearing deposits in banks	33,262	19,547
Total cash and cash equivalents	41,798	27,124
Federal funds sold	15,000	15,000
Investment securities available-for-sale, at fair value	141,421	153,871
Investment securities held-to-maturity, at amortized cost	24,319	26,279
Federal Home Loan Bank stock, at cost	1,413	1,609
Loans, net of allowance for loan losses of $4,952 and $4,774, respectively	355,529	346,121
Premises and equipment, net	26,336	26,433
Cash surrender value of bank-owned life insurance	15,079	14,923
Accrued interest receivable	1,959	2,057
Other real estate owned	2,181	3,792
Other assets	9,001	8,372
Total assets	$634,036	$625,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$531,428	$517,079
Accrued interest payable	444	381
Other liabilities	6,164	6,319
Short-term borrowings	10,366	15,594
Long-term debt	10,000	10,000
Total liabilities	558,402	549,373
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,356,466 and 7,345,946 shares issued, respectively; 6,092,264 and 6,081,744 shares outstanding, respectively	73	73
Surplus	10,970	10,755
Accumulated other comprehensive loss, net of tax	(2,187)	(868)
Retained earnings	87,203	86,673
Less treasury stock: 1,264,202 shares at cost	(20,414)	(20,414)
Noncontrolling interest	(11)	(11)
Total shareholders’ equity	75,634	76,208
Total liabilities and shareholders’ equity	$634,036	$625,581

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$7,331	$6,630	$14,420	$13,126
Interest on investment securities	1,059	1,053	2,089	2,067
Total interest income	8,390	7,683	16,509	15,193

Interest expense:
Interest on deposits	798	568	1,499	1,096
Interest on borrowings	90	58	194	121
Total interest expense	888	626	1,693	1,217

Net interest income	7,502	7,057	14,816	13,976

Provision for loan losses	702	576	1,360	1,091

Net interest income after provision for loan losses	6,800	6,481	13,456	12,885

Non-interest income:
Service and other charges on deposit accounts	444	461	911	925
Credit insurance income	100	43	318	299
Net gain on sales and prepayments of investment securities	102	1	105	50
Mortgage fees from secondary market	144	58	261	58
Other income, net	342	367	677	765
Total non-interest income	1,132	930	2,272	2,097

Non-interest expense:
Salaries and employee benefits	4,533	4,280	9,100	8,678
Net occupancy and equipment	873	693	1,762	1,470
Computer services	317	312	609	699
Fees for professional services	266	230	539	463
Other expense	1,503	1,348	2,783	2,590
Total non-interest expense	7,492	6,863	14,793	13,900

Income before income taxes	440	548	935	1,082
Provision for income taxes	81	132	162	262
Net income	$359	$416	$773	$820
Basic net income per share	$0.06	$0.07	$0.13	$0.13
Diluted net income per share	$0.06	$0.06	$0.12	$0.13
Dividends per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net income	$359	$416	$773	$820
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during period, net of tax expense (benefit) of $(74), $429, $(547) and $871, respectively	(222)	736	(1,640)	1,493
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax of $26, $0, $26 and $18, respectively	(76)	(1)	(79)	(32)
Unrealized holding gains (losses) arising during the period on effective cash flow hedge derivatives, net of tax expense (benefit) of $22, $(24), $134 and $(20), respectively	66	(41)	400	(33)
Other comprehensive income (loss)	(232)	694	(1,319)	1,428
Total comprehensive income (loss)	$127	$1,110	$(546)	$2,248

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$773	$820
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	704	502
Provision for loan losses	1,360	1,091
Deferred income tax provision	154	242
Net gain on sale and prepayment of investment securities	(105)	(50)
Stock-based compensation expense	215	169
Net amortization of securities	424	590
Net loss on premises and equipment and other real estate	293	224
Changes in assets and liabilities:
Decrease in accrued interest receivable	98	167
Increase in other assets	(77)	(67)
Increase in accrued interest expense	63	12
Decrease in other liabilities	(155)	(80)
Net cash provided by operating activities	3,747	3,620
Cash flows from investing activities:
Purchases of investment securities, available-for-sale	(15,224)	(15,254)
Purchases of investment securities, held-to-maturity	—	(4,696)
Proceeds from sales of investment securities, available-for-sale	4,221	—
Proceeds from maturities and prepayments of investment securities, available-for-sale	20,899	26,719
Proceeds from maturities and prepayments of investment securities, held-to-maturity	1,903	1,986
Net decrease in Federal Home Loan Bank stock	196	185
Proceeds from the sale of premises and equipment and other real estate	1,915	707
Net increase in loans	(11,146)	(9,198)
Purchases of premises and equipment	(715)	(7,850)
Net cash provided by (used in) investing activities	2,049	(7,401)
Cash flows from financing activities:
Net increase in deposits	14,349	11,689
Net increase (decrease) in short-term borrowings	(5,228)	573
Payments on long-term Federal Home Loan Bank advances	—	(5,000)
Net share-based compensation transactions	—	(41)
Dividends paid	(243)	(243)
Net cash provided by financing activities	8,878	6,978
Net increase in cash and cash equivalents	14,674	3,197
Cash and cash equivalents, beginning of period	27,124	23,530
Cash and cash equivalents, end of period	$41,798	$26,727
Supplemental disclosures:
Cash paid for:
Interest	$1,630	$1,205
Income taxes	137	13
Non-cash transactions:
Assets acquired in settlement of loans	378	353
Reissuance of treasury stock as compensation	$—	$278

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic shares	6,195,801	6,173,544	6,192,117	6,168,446
Dilutive shares	378,701	318,501	378,701	318,501
Diluted shares	6,574,502	6,492,045	6,570,818	6,486,947

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in Thousands, Except Per Share Data)
Net income	$359	$416	$773	$820
Basic net income per share	$0.06	$0.07	$0.13	$0.13
Diluted net income per share	$0.06	$0.06	$0.12	$0.13

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

Revenue

On January 1, 2018, the Company implemented Accounting Standards Update 2014-09, Revenue from Contracts with Customers, codified at ASC Topic 606. The Company adopted ASC 606 using the modified retrospective transition method. As of December 31, 2017, the Company had no uncompleted customer contracts and, as a result, no cumulative transition adjustment was made to the Company’s accumulated deficit during the first half of 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported under legacy U.S. GAAP.

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans and investment securities, which falls outside the scope of ASC 606. The Company also generates revenue from insurance- and lease-related contracts that also fall outside the scope of ASC 606.

All of the Company’s revenue that is subject to ASC 606 is included in non-interest income; however, not all non-interest income is subject to ASC 606. Revenue earned by the Company subject to ASC 606 primarily consisted of service and other charges on deposit accounts, mortgage fees from secondary market transactions at the Bank, ATM fee income and other non-interest income. Revenue generated from these sources for the six months ended June 30, 2018 and 2017 was $1.6 million and $1.4 million, respectively, and for the three months ended June 30, 2018 and 2017 was $0.8 million and $0.7 million, respectively. All sources of the Company’s revenue subject to ASC 606 are transaction-based, and revenue is recognized at the time the transaction is executed, which is the same time the Company’s performance obligation is satisfied. The Company had no contract liabilities or unsatisfied performance obligations with customers as of June 30, 2018.

3.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of June 30, 2018 and December 31, 2017 were as follows:

	Available-for-Sale
	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$80,551	$134	$(1,997)	$78,688
Commercial	63,674	13	(2,068)	61,619
Obligations of states and political subdivisions	1,010	26	(2)	1,034
U.S. Treasury securities	80	—	—	80
Total	$145,315	$173	$(4,067)	$141,421

	Held-to-Maturity
	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$13,410	$—	$(399)	$13,011
Obligations of U.S. government-sponsored agencies	9,110	—	(283)	8,827
Obligations of states and political subdivisions	1,799	—	(22)	1,777
Total	$24,319	$—	$(704)	$23,615

	Available-for-Sale
	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$83,360	$286	$(860)	$82,786
Commercial	67,281	27	(1,234)	66,074
Obligations of states and political subdivisions	4,752	182	(3)	4,931
U.S. Treasury securities	80	—	—	80
Total	$155,473	$495	$(2,097)	$153,871

	Held-to-Maturity
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$15,065	$1	$(186)	$14,880
Obligations of U.S. government-sponsored agencies	9,326	7	(144)	9,189
Obligations of states and political subdivisions	1,888	5	(13)	1,880
Total	$26,279	$13	$(343)	$25,949

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of June 30, 2018 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$234	$235	$—	$—
Maturing after one to five years	33,949	33,267	1,766	1,750
Maturing after five to ten years	64,634	62,494	6,168	6,024
Maturing after ten years	46,498	45,425	16,385	15,841
Total	$145,315	$141,421	$24,319	$23,615

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2018 and December 31, 2017.

	Available-for-Sale
	June 30, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$33,424	$(722)	$39,041	$(1,275)
Commercial	16,215	(418)	44,911	(1,650)
Obligations of states and political subdivisions	424	(2)	—	—
U.S. Treasury securities	80	—	—	—
Total	$50,143	$(1,142)	$83,952	$(2,925)

	Held-to-Maturity
	June 30, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$4,730	$(109)	$8,280	$(290)
Obligations of U.S. government-sponsored agencies	1,633	(25)	7,194	(258)
Obligations of states and political subdivisions	841	(16)	524	(6)
Total	$7,204	$(150)	$15,998	$(554)

	Available-for-Sale
	December 31, 2017
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,007	$(467)	$21,122	$(393)
Commercial	18,554	(180)	46,312	(1,054)
Obligations of states and political subdivisions	428	(3)	—	—
U.S. Treasury securities	80	—	—	—
Total	$66,069	$(650)	$67,434	$(1,447)

	Held-to-Maturity
	December 31, 2017
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$7,895	$(63)	$6,675	$(123)
Obligations of U.S. government-sponsored agencies	865	(2)	7,388	(142)
Obligations of states and political subdivisions	571	(3)	531	(10)
Total	$9,331	$(68)	$14,594	$(275)

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

As of June 30, 2018, 110 debt securities had been in a loss position for more than 12 months, and 58 debt securities had been in a loss position for less than 12 months. As of December 31, 2017, 72 debt securities had been in a loss position for more than 12 months, and 83 debt securities had been in a loss position for less than 12 months. As of both June 30, 2018 and December 31, 2017, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of June 30, 2018 or December 31, 2017.

Investment securities with a carrying value of $79.2 million and $86.8 million as of June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes.

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

As of June 30, 2018 and December 31, 2017, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	June 30, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$22,878	$—	$22,878
Secured by 1-4 family residential properties	38,968	9,176	48,144
Secured by multi-family residential properties	18,374	—	18,374
Secured by non-farm, non-residential properties	112,461	—	112,461
Other	187	—	187
Commercial and industrial loans	59,320	—	59,320
Consumer loans:
Consumer	5,420	32,902	38,322
Indirect sales	—	67,429	67,429
Total loans	257,608	109,507	367,115
Less: Unearned interest, fees and deferred cost	351	6,283	6,634
Allowance for loan losses	2,520	2,432	4,952
Net loans	$254,737	$100,792	$355,529

	December 31, 2017
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$26,143	$—	$26,143
Secured by 1-4 family residential properties	34,272	10,801	45,073
Secured by multi-family residential properties	16,579	—	16,579
Secured by non-farm, non-residential properties	105,133	—	105,133
Other	190	—	190
Commercial and industrial loans	69,969	—	69,969
Consumer loans:
Consumer	5,217	34,083	39,300
Indirect sales	—	55,071	55,071
Total loans	257,503	99,955	357,458
Less: Unearned interest, fees and deferred cost	374	6,189	6,563
Allowance for loan losses	2,447	2,327	4,774
Net loans	$254,682	$91,439	$346,121

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 55.0% and 54.0% of the portfolio was concentrated in loans secured by real estate located primarily within a single geographic region of the United States as of June 30, 2018 and December 31, 2017, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of June 30, 2018 and December 31, 2017 were $0.4 million and $0.5 million, respectively. During the six months ended June 30, 2018, there were no new loans to these parties, and repayments by active related parties were $0.2 million. During the year ended December 31, 2017, there were no new loans to these related parties, and repayments by active related parties were $11 thousand.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses during the six months ended June 30, 2018 and the year ended December 31, 2017 and the related loan balances by loan portfolio segment and loan type as of June 30, 2018 and December 31, 2017:

	Bank
	Six Months Ended June 30, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non- Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$238	$116	$777	$2	$1,049	$62	$—	$2,447
Charge-offs	—	(9)	—	—	—	(2)	—	—	(11)
Recoveries	—	27	—	3	—	7	8	—	45
Provision	(37)	15	12	28	—	44	(23)	—	39
Ending balance	$166	$271	$128	$808	$2	$1,098	$47	$—	$2,520

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$5	$—	$17	$—	$68	$—	$—	$90
Collectively evaluated for impairment	166	266	128	791	2	1,030	47	—	2,430
Total allowance for loan losses	$166	$271	$128	$808	$2	$1,098	$47	$—	$2,520
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$185	$—	$524	$—	$68	$—	$—	$777
Collectively evaluated for impairment	22,878	38,783	18,374	111,937	187	59,252	5,420	—	256,831
Total loans receivable	$22,878	$38,968	$18,374	$112,461	$187	$59,320	$5,420	$—	$257,608

	ALC
	Six Months Ended June 30, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$52	$—	$—	$—	$—	$1,653	$622	$2,327
Charge-offs	—	(32)	—	—	—	—	(1,213)	(278)	(1,523)
Recoveries	—	8	—	—	—	—	245	54	307
Provision	—	(4)	—	—	—	—	1,038	287	1,321
Ending balance	$—	$24	$—	$—	$—	$—	$1,723	$685	$2,432

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	24	—	—	—	—	1,723	685	2,432
Total allowance for loan losses	$—	$24	$—	$—	$—	$—	$1,723	$685	$2,432
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	9,176	—	—	—	—	32,902	67,429	109,507
Total loans receivable	$—	$9,176	$—	$—	$—	$—	$32,902	$67,429	$109,507

	Bank and ALC
	Six Months Ended June 30, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$290	$116	$777	$2	$1,049	$1,715	$622	$4,774
Charge-offs	—	(41)	—	—	—	(2)	(1,213)	(278)	(1,534)
Recoveries	—	35	—	3	—	7	253	54	352
Provision	(37)	11	12	28	—	44	1,015	287	1,360
Ending balance	$166	$295	$128	$808	$2	$1,098	$1,770	$685	$4,952

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$5	$—	$17	$—	$68	$—	$—	$90
Collectively evaluated for impairment	166	290	128	791	2	1,030	1,770	685	4,862
Total allowance for loan losses	$166	$295	$128	$808	$2	$1,098	$1,770	$685	$4,952
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$185	$—	$524	$—	$68	$—	$—	$777
Collectively evaluated for impairment	22,878	47,959	18,374	111,937	187	59,252	38,322	67,429	366,338
Total loans receivable	$22,878	$48,144	$18,374	$112,461	$187	$59,320	$38,322	$67,429	$367,115

	Bank
	Year Ended December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$535	$304	$88	$903	$2	$527	$50	$—	$2,409
Charge-offs	—	—	—	—	—	(16)	(63)	—	(79)
Recoveries	—	103	—	69	—	19	56	—	247
Provision	(332)	(169)	28	(195)	—	519	19	—	(130)
Ending balance	$203	$238	$116	$777	$2	$1,049	$62	$—	$2,447

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$5	$—	$21	$—	$72	$—	$—	$98
Collectively evaluated for impairment	203	233	116	756	2	977	62	—	2,349
Total allowance for loan losses	$203	$238	$116	$777	$2	$1,049	$62	$—	$2,447
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$187	$—	$532	$—	$72	$—	$—	$791
Collectively evaluated for impairment	26,143	34,085	16,579	104,601	190	69,897	5,217	—	256,712
Total loans receivable	$26,143	$34,272	$16,579	$105,133	$190	$69,969	$5,217	$—	$257,503

	ALC
	Year Ended December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$107	$—	$—	$—	$—	$1,717	$623	$2,447
Charge-offs	—	(28)	—	—	—	—	(2,297)	(587)	(2,912)
Recoveries	—	32	—	—	—	—	545	98	675
Provision	—	(59)	—	—	—	—	1,688	488	2,117
Ending balance	$—	$52	$—	$—	$—	$—	$1,653	$622	$2,327

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	52	—	—	—	—	1,653	622	2,327
Total allowance for loan losses	$—	$52	$—	$—	$—	$—	$1,653	$622	$2,327
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	10,801	—	—	—	—	34,083	55,071	99,955
Total loans receivable	$—	$10,801	$—	$—	$—	$—	$34,083	$55,071	$99,955

	Bank and ALC
	Year Ended December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$535	$411	$88	$903	$2	$527	$1,767	$623	$4,856
Charge-offs	—	(28)	—	—	—	(16)	(2,360)	(587)	(2,991)
Recoveries	—	135	—	69	—	19	601	98	922
Provision	(332)	(228)	28	(195)	—	519	1,707	488	1,987
Ending balance	$203	$290	$116	$777	$2	$1,049	$1,715	$622	$4,774

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$5	$—	$21	$—	$72	$—	$—	$98
Collectively evaluated for impairment	203	285	116	756	2	977	1,715	622	4,676
Total allowance for loan losses	$203	$290	$116	$777	$2	$1,049	$1,715	$622	$4,774
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$187	$—	$532	$—	$72	$—	$—	$791
Collectively evaluated for impairment	26,143	44,886	16,579	104,601	190	69,897	39,300	55,071	356,667
Total loans receivable	$26,143	$45,073	$16,579	$105,133	$190	$69,969	$39,300	$55,071	$357,458

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of June 30, 2018.

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$22,614	$83	$181	$—	$22,878
Secured by 1-4 family residential properties	37,831	345	792	—	38,968
Secured by multi-family residential properties	18,374	—	—	—	18,374
Secured by non-farm, non-residential properties	109,454	2,069	938	—	112,461
Other	187	—	—	—	187
Commercial and industrial loans	56,935	2,047	338	—	59,320
Consumer loans	5,334	—	86	—	5,420
Total	$250,729	$4,544	$2,335	$—	$257,608

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$8,994	$182	$9,176
Consumer loans:
Consumer	32,082	820	32,902
Indirect sales	67,078	351	67,429
Total	$108,154	$1,353	$109,507

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2017.

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$25,872	$84	$187	$—	$26,143
Secured by 1-4 family residential properties	33,278	339	655	—	34,272
Secured by multi-family residential properties	16,579	—	—	—	16,579
Secured by non-farm, non-residential properties	99,847	4,766	520	—	105,133
Other	190	—	—	—	190
Commercial and industrial loans	67,689	2,066	214	—	69,969
Consumer loans	5,155	—	62	—	5,217
Total	$248,610	$7,255	$1,638	$—	$257,503

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$10,495	$306	$10,801
Consumer loans:
Consumer	32,933	1,150	34,083
Indirect sales	54,611	460	55,071
Total	$98,039	$1,916	$99,955

The following tables provide an aging analysis of past due loans by class as of June 30, 2018.

	Bank
	As of June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$22,878	$22,878	$—
Secured by 1-4 family residential properties	246	36	82	364	38,604	38,968	—
Secured by multi-family residential properties	—	—	—	—	18,374	18,374	—
Secured by non-farm, non-residential properties	483	113	—	596	111,865	112,461	—
Other	—	—	—	—	187	187	—
Commercial and industrial loans	204	19	—	223	59,097	59,320	—
Consumer loans	4	16	—	20	5,400	5,420	—
Total	$937	$184	$82	$1,203	$256,405	$257,608	$—

	ALC
	As of June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	69	24	182	275	8,901	9,176	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	571	362	820	1,753	31,149	32,902	—
Indirect sales	323	137	351	811	66,618	67,429	—
Total	$963	$523	$1,353	$2,839	$106,668	$109,507	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2017.

	Bank
	As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$26,143	$26,143	$—
Secured by 1-4 family residential properties	227	—	52	279	33,993	34,272	—
Secured by multi-family residential properties	—	—	—	—	16,579	16,579	—
Secured by non-farm, non-residential properties	13	—	—	13	105,120	105,133	—
Other	—	—	—	—	190	190	—
Commercial and industrial loans	70	—	—	70	69,899	69,969	—
Consumer loans	42	—	—	42	5,175	5,217	—
Total	$352	$—	$52	$404	$257,099	$257,503	$—

	ALC
	As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	61	23	290	374	10,427	10,801	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	490	323	1,111	1,924	32,159	34,083	—
Indirect sales	281	230	433	944	54,127	55,071	—
Total	$832	$576	$1,834	$3,242	$96,713	$99,955	$—

The following table provides an analysis of non-accruing loans by class as of June 30, 2018 and December 31, 2017.

	Loans on Non-Accrual Status
	June 30, 2018	December 31, 2017
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—
Secured by 1-4 family residential properties	444	501
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	20	29
Commercial and industrial loans	24	12
Consumer loans:
Consumer	874	1,173
Indirect sales	351	433
Total loans	$1,713	$2,148

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

As of June 30, 2018, the carrying amount of impaired loans at the Bank consisted of the following:

	June 30, 2018
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$—	$—	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	185	185	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	524	524	17
Commercial and industrial	68	68	68
Total loans with an allowance recorded	$777	$777	$90

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	185	185	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	524	524	17
Commercial and industrial	68	68	68
Total impaired loans	$777	$777	$90

As of December 31, 2017, the carrying amount of impaired loans at the Bank consisted of the following:

	December 31, 2017
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$—	$—	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	187	187	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	532	532	21
Commercial and industrial	72	72	72
Total loans with an allowance recorded	$791	$791	$98

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	187	187	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	532	532	21
Commercial and industrial	72	72	72
Total impaired loans	$791	$791	$98

The average net investment in impaired loans and interest income recognized and received on impaired loans during the six months ended June 30, 2018 and the year ended December 31, 2017 were as follows:

	June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	186	6	3
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	526	17	9
Commercial and industrial	68	2	2
Total	$780	$25	$14

	December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$902	$—	$—
Secured by 1-4 family residential properties	190	13	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	537	35	35
Commercial and industrial	59	7	5
Total	$1,688	$55	$54

Loans on which the accrual of interest has been discontinued amounted to $1.7 million and $2.1 million as of June 30, 2018 and December 31, 2017, respectively. If interest on those loans had been accrued, there would have been $10 thousand and $19 thousand of interest accrued for the periods ended June 30, 2018 and December 31, 2017, respectively. Interest income related to these loans as of June 30, 2018 and December 31, 2017 was $2 thousand and $3 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the six-month period ended June 30, 2018. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of both June 30, 2018 and December 31, 2017, the Company had $0.1 million of non-accruing loans that were previously restructured and that remained on non-accrual status. For both the six months ended June 30, 2018 and the year ended December 31, 2017, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans remaining in each loan category, as of June 30, 2018 and December 31, 2017, that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	June 30, 2018			December 31, 2017
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$78	1	$107	$82
Secured by 1-4 family residential properties	3	318	132	3	318	165
Secured by non-farm, non-residential properties	1	53	36	1	53	37
Commercial loans	2	116	78	2	116	81
Total	7	$594	$324	7	$594	$365

As of June 30, 2018 and December 31, 2017, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $2 thousand as of both June 30, 2018 and December 31, 2017.

5.	OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following tables summarize foreclosed property activity as of the six months ended June 30, 2018 and 2017:

	June 30, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$3,527	$265	$3,792
Additions (1)	106	25	131
Sales proceeds	(1,598)	(43)	(1,641)

Gross gains	121	—	121
Gross losses	(45)	(54)	(99)
Net gains (losses)	76	(54)	22
Impairment	(109)	(14)	(123)
Ending balance	$2,002	$179	$2,181

	June 30, 2017
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$4,353	$505	$4,858
Additions (1)	—	68	68
Sales proceeds	(369)	(125)	(494)

Gross gains	14	—	14
Gross losses	(1)	(48)	(49)
Net gains (losses)	13	(48)	(35)
Impairment	(46)	—	(46)
Ending balance	$3,951	$400	$4,351

(1)Additions to other real estate owned (“OREO”) include transfers from loans and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $0.5 million and $0.8 million as of June 30, 2018 and 2017, respectively. In addition, the Company held $48 thousand and $62 thousand in consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of June 30, 2018 and 2017, respectively.

Repossessions

In addition to the other real estate and other assets acquired in foreclosure, ALC also acquires assets through the repossession of the underlying collateral of loans in default. Total repossessed assets at ALC as of June 30, 2018 and December 31, 2017 were $0.1 million and $0.2 million, respectively.

6.	INVESTMENT IN LIMITED PARTNERSHIP

The Bank holds an investment in an affordable housing project for which it provides funding as a limited partner and has received tax credits related to its investment in the project based on its partnership share. The net assets of the partnership consist primarily of apartment complexes, and the primary liabilities consist of those associated with the operation of the partnership. The Company has determined that this investment requires consolidation as a variable interest entity under ASC Topic 810, Consolidation. The Company holds a 99.9% interest in the limited partnership. Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both June 30, 2018 and December 31, 2017.

7.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less. Short-term borrowings totaled $10.4 million and $15.6 million as of June 30, 2018 and December 31, 2017, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both June 30, 2018 and December 31, 2017, there were no federal funds purchased outstanding, and the Bank had $18.8 million in available unused lines of credit with correspondent banks and the Federal Reserve.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of June 30, 2018 and December 31, 2017 totaled $0.4 million and $0.6 million, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of June 30, 2018 and December 31, 2017, the Bank had $10.0 million and $15.0 million, respectively, in outstanding FHLB advances with original maturities of less than one year.

8.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. The Company had long-term FHLB advances outstanding of $10.0 million as of both June 30, 2018 and December 31, 2017.

Assets pledged associated with FHLB advances totaled $21.5 million and $26.0 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the Bank had $168.1 million and $159.3 million, respectively, in remaining credit from the FHLB (subject to available collateral).

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

The Company’s provision for income taxes was $0.2 million and $0.3 million for the six-month periods ended June 30, 2018 and 2017, respectively. The Company’s effective tax rate was 17.3% and 24.2%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income. The reduced effective tax rate for the six months ended June 30, 2018 compared to the same period of 2017 resulted from the reduction in the Company's statutory federal rate under Tax Reform.

The Company had a net deferred tax asset of $5.9 million and $5.6 million as of June 30, 2018 and December 31, 2017, respectively. The increase in the net deferred tax asset resulted primarily from the impact of changes in the fair value of securities available-for-sale.

10.	DEFERRED COMPENSATION PLANS

The Bank has entered into supplemental retirement compensation benefits agreements with certain directors and executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.4 million and $3.5 million as of June 30, 2018 and December 31, 2017, respectively.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan.  As of June 30, 2018 and December 31, 2017, a total of 109,450 and 103,620 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

11.	STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.1 million for both of the six-month periods ended June 30, 2018 and 2017.

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

	2018	2017
Risk-free interest rate	2.77%	2.23%
Expected term (in years)	7.5	7.5
Expected stock price volatility	28.3%	25.4%
Dividend yield	1.50%	1.50%

The following table summarizes the Company's stock option activity for the periods presented.

	Six Months Ended
	June 30, 2018		June 30, 2017
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	318,000	$9.43	272,550	$8.21
Granted	62,150	11.71	68,600	13.91
Exercised	—	—	19,316	8.15
Expired	—	—	—	—
Forfeited	1,450	11.05	3,333	11.79
Options outstanding, end of period	378,700	$9.80	318,501	$9.41
Options exercisable, end of period	249,300	$8.71	208,633	$8.20

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.9 million and $0.8 million as of June 30, 2018 and 2017, respectively.

Restricted Stock

During the first six months of 2018 and 2017, respectively, Bancshares granted 10,520 shares and 7,533 shares of restricted stock under its 2013 Incentive Plan. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

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

Effective April 5, 2016, the Bank entered into a forward interest rate swap contract on a variable-rate FHLB advance (indexed to three-month LIBOR) with a total notional amount of $10.0 million. The FHLB advance will be renewed at least every 18 months and will remain outstanding until April 5, 2023. The interest rate swap was designated as a derivative instrument in a cash flow hedge with the objective of protecting the quarterly interest rate payments on the FHLB advance from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate throughout the seven-year period beginning on April 5, 2016 and ending on April 5, 2023. Under the swap arrangement, the Bank will pay a fixed interest rate of 1.46% and receive a variable interest rate based on three-month LIBOR on the notional amount of $10.0 million, with quarterly net settlements.

On October 18, 2017, the Bank entered into a forward interest rate swap contract on a variable-rate FHLB advance (indexed to three-month LIBOR) with a total notional amount of $10.0 million. The FHLB advance will be renewed on at least a semi-annual basis and will remain outstanding until October 18, 2024. The interest rate swap was designated as a derivative instrument in a cash flow hedge with the objective of protecting the quarterly interest rate payments on the FHLB advance from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate throughout the seven-year period beginning on October 18, 2017 and ending on October 18, 2024. Under the swap arrangement, which became effective on October 18, 2017, the Bank will pay a fixed interest rate of 2.16% and receive a variable interest rate based on three-month LIBOR on the notional amount of $10.0 million, with quarterly net settlements.

No ineffectiveness related to the interest rate swaps designated as cash flow hedges was recognized in the consolidated statements of operations for the three- or six-month periods ended June 30, 2018. The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive income totaled $0.7 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively.

Subsequent to June 30, 2018, the Bank voluntarily settled both of its forward interest rate swap contracts with the counterparty and concurrently paid down the associated hedged variable-rate FHLB advances. Since the forecasted transactions (the variable interest rate payments associated with the FHLB advances) are no longer expected to occur as previously expected, all amounts associated with the fair value of the derivative assets and net after-tax gains recorded in accumulated other comprehensive income will be recognized as gains during the third quarter of 2018. The amounts to be recognized as gains total approximately $1.0 million on a pre-tax basis and $0.7 million on an after-tax basis.

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

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended June 30, 2018:
Net interest income	$4,244	$3,254	$4	$—	$7,502
Provision for loan losses	—	702	—	—	702
Total non-interest income	948	272	684	(772)	1,132
Total non-interest expense	4,888	2,426	365	(187)	7,492
Income before income taxes	304	398	323	(585)	440
Provision for income taxes	60	82	(61)	—	81
Net income	$244	$316	$384	$(585)	$359
Other significant items:
Total assets	$636,623	$103,624	$81,132	$(187,343)	$634,036
Total investment securities	165,660	—	80	—	165,740
Total loans, net	345,673	100,792	—	(90,936)	355,529
Investment in subsidiaries	5	—	75,241	(75,241)	5
Fixed asset additions	439	55	—	—	494
Depreciation and amortization expense	321	32	—	—	353
Total interest income from external customers	3,983	4,407	—	—	8,390
Total interest income from affiliates	1,154	—	4	(1,158)	—

For the six months ended June 30, 2018:
Net interest income	$8,361	$6,447	$8	$—	$14,816
Provision for loan losses	39	1,321	—	—	1,360
Total non-interest income	1,815	528	1,537	(1,608)	2,272
Total non-interest expense	9,419	4,950	812	(388)	14,793
Income before income taxes	718	704	733	(1,220)	935
Provision for income taxes	130	152	(120)	—	162
Net income	$588	$552	$853	$(1,220)	$773
Other significant items:
Fixed asset additions	658	57	—	—	715
Depreciation and amortization expense	639	65	—	—	704
Total interest income from external customers	7,820	8,689	—	—	16,509
Total interest income from affiliates	2,243	—	8	(2,251)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended June 30, 2017:
Net interest income	$4,066	$2,988	$3	$—	$7,057
Provision (reduction in reserve) for loan losses	—	576	—	—	576
Total non-interest income	806	237	647	(760)	930
Total non-interest expense	4,422	2,286	310	(155)	6,863
Income before income taxes	450	363	340	(605)	548
Provision for income taxes	103	126	(97)	—	132
Net income	$347	$237	$437	$(605)	$416
Other significant items:
Total assets	$618,431	$91,629	$83,655	$(177,497)	$616,218
Total investment securities	200,751	—	80	—	200,831
Total loans, net	321,797	88,049	—	(79,320)	330,526
Investment in subsidiaries	5	—	78,036	(78,036)	5
Fixed asset additions	3,735	28	—	—	3,763
Depreciation and amortization expense	218	42	—	—	260
Total interest income from external customers	3,506	4,177	—	—	7,683
Total interest income from affiliates	1,189	—	3	(1,192)	—

For the six months ended June 30, 2017:
Net interest income	$7,977	$5,993	$6	$—	$13,976
Provision (reduction in reserve) for loan losses	—	1,091	—	—	1,091
Total non-interest income	1,642	480	1,498	(1,523)	2,097
Total non-interest expense	8,823	4,662	739	(324)	13,900
Income before income taxes	796	720	765	(1,199)	1,082
Provision for income taxes	201	256	(195)	—	262
Net income	$595	$464	$960	$(1,199)	$820
Other significant items:
Fixed asset additions	7,760	90	—	—	7,850
Depreciation and amortization expense	419	83	—	—	502
Total interest income from external customers	6,897	8,296	—	—	15,193
Total interest income from affiliates	2,302	—	6	(2,308)	—

14.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the six-month periods ended June 30, 2018 and 2017, there were no credit losses associated with derivative contracts.

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

	June 30, 2018	December 31, 2017
	(Dollars in Thousands)
Standby letters of credit	$180	$180
Commitments to extend credit	$42,875	$55,801

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. As of June 30, 2018 and December 31, 2017, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represent the Bank’s total credit risk in this category, is included in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of both June 30, 2018 and December 31, 2017, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates the accrued liability for the ultimate costs to close known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both June 30, 2018 and December 31, 2017. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

Subsequent to June 30, 2018, the Bank entered into an agreement with a third party to lease all unused remaining office space at the Bank’s Birmingham, Alabama location (known as “Pump Hose Plaza”). Under the terms of the lease, the Bank agreed to pay for a one-time build-out of the tenant space, subject to a maximum amount. The total cost to the Bank under the agreement is estimated to be approximately $2.8 million. Depreciation of the costs will commence upon the effective date of the lease, which is scheduled for the fourth quarter of 2018.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the six months ended June 30, 2018 or the year ended December 31, 2017.

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

The following table presents assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of June 30, 2018 Using
	Totals At June 30, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$78,688	$—	$78,688	$—
Commercial	61,619	—	61,619	—
Obligations of states and political subdivisions	1,034	—	1,034	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	977	—	977	—

	Fair Value Measurements as of December 31, 2017 Using
	Totals At December 31, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$82,786	$—	$82,786	$—
Commercial	66,074	—	66,074	—
Obligations of states and political subdivisions	4,931	—	4,931	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	443	—	443	—

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

Assets Held-for-Sale

Included within other assets are certain assets that were formerly included as premises and equipment but have been removed from service, and as of the balance sheet date, were designated as assets to be disposed of by sale. These include assets associated with branches of the Bank that have been closed. When an asset is designated as held-for-sale, the Company ceases depreciation of the asset, and the asset is recorded at the lower of its carrying amount or fair value less estimated cost to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

The following table presents the balances of impaired loans, OREO and assets held-for-sale measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017.

	Fair Value Measurements as of June 30, 2018 Using
	Totals At June 30, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$691	$—	$—	$691
OREO	2,181	—	—	2,181
Assets held-for-sale	198	—	—	198

	Fair Value Measurements as of December 31, 2017 Using
	Totals At December 31, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$694	$—	$—	$694
OREO	3,792	—	—	3,792
Assets held-for-sale	228	—	—	228

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2018. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of June 30, 2018 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value June 30, 2018	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$691	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%)

OREO	$2,181	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%)

Assets held-for-sale	$198	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%)

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

OREO

OREO under a binding contract for sale is valued based on contract price. If no sale contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity, considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet.

Assets Held-for-Sale

Assets designated as held-for-sale that are under a binding contract are valued based on the contract price. If no sale contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity, considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet.

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$41,798	$41,798	$41,798	$—	$—
Investment securities available-for-sale	141,421	141,421	—	141,421	—
Investment securities held-to-maturity	24,319	23,615	—	23,615	—
Federal funds sold	15,000	15,000	—	15,000	—
Federal Home Loan Bank stock	1,413	1,413	—	—	1,413
Loans, net of allowance for loan losses	355,529	348,455	—	—	348,455
Other assets – derivatives	977	977	—	977	—
Liabilities:
Deposits	531,428	528,744	—	528,744	—
Short-term borrowings	10,366	10,366	—	10,366	—
Long-term debt	10,000	9,999	—	9,999	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$27,124	$27,124	$27,124	$—	$—
Investment securities available-for-sale	153,871	153,871	—	153,871	—
Investment securities held-to-maturity	26,279	25,949	—	25,949	—
Federal funds sold	15,000	15,000	—	15,000	—
Federal Home Loan Bank stock	1,609	1,609	—	—	1,609
Loans, net of allowance for loan losses	346,121	342,248	—	—	342,248
Other assets – derivatives	443	443	—	443	—
Liabilities:
Deposits	517,079	515,645	—	515,645	—
Short-term borrowings	15,594	15,594	—	15,594	—
Long-term debt	10,000	9,998	—	9,998	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., (“Bancshares”) a Delaware corporation, is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of June 30, 2018, the Bank operated and served its customers through 16 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama. At the end of the first quarter of 2018, the Bank closed its loan production office in Mountain Brook, Alabama and merged all of its Birmingham operations into its main office in Birmingham, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC’s principal office is located in Mobile, Alabama. The Bank is the funding source for ALC. As of June 30, 2018, in addition to its principal office, ALC operated twenty-one offices located in Alabama and southeast Mississippi. In addition, ALC conducted indirect lending operations through retailers in 10 states.

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

Delivery of the best possible financial services to customers remains an overall operational focus of Bancshares and its subsidiaries (collectively, the “Company”). The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 257 full-time equivalent employees (as of June 30, 2018), to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of June 30, 2018 to December 31, 2017, while comparing income and expense for the six-month periods ended June 30, 2018 and 2017.

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

EXECUTIVE OVERVIEW

The Company earned net income of $0.06 per diluted common share during both of the three-month periods ended June 30, 2018 and 2017. For the six months ended June 30, 2018, net income totaled $0.12 per diluted common share, compared to $0.13 per diluted common share for the corresponding six-month period of 2017.

The composition of earnings changed significantly during both the three- and six-month periods ended June 30, 2018 compared to the corresponding periods of the previous year. As compared to both periods in 2017, the 2018 results were positively impacted by increased net interest income, which resulted primarily from growth in net loans. The growth in net interest income was offset by increased provision for loan losses and non-interest expense compared to the same periods in 2017. In addition, the Company’s effective tax rate decreased to 18.4% and 17.3% for the three and six months ended June 30, 2018, respectively, compared to 24.1% and 24.2% for the corresponding periods of 2017. The reduced effective tax rate resulted from the reduction in the Company’s statutory federal income tax rate under the Tax Cuts and Jobs Act of 2017 (“Tax Reform”).

As of June 30, 2018, the Company’s net loans totaled $355.5 million, an increase of $9.4 million, or 5.5% on an annualized basis, compared to December 31, 2017. Loan growth at the Bank was relatively flat during the six months ended June 30, 2018, while ALC grew its loan portfolio by $9.3 million during the same period. Consistent with prior periods, the focus of the Bank’s loan growth was on commercial lending in the Bank’s larger metropolitan service territories of Birmingham and Tuscaloosa, Alabama. ALC’s loan growth was attributable to continued expansion of indirect lending through point-of-sale retail opportunities.

Loan growth has been the primary driver of the increase in the Company’s net interest income over the past five quarters. Pre-provision net interest income totaled $14.8 million for the first half of 2018, compared to $14.0 million for the first half of 2017. Average loans totaled $355.7 million and $325.4 million for the six months ended June 30, 2018 and 2017, respectively.

Deposits also increased during the first half of 2018, totaling $531.4 million as of June 30, 2018, compared to $517.1 million as of December 31, 2017. Average deposits totaled $519.5 million for the six months ended June 30, 2018, compared to $503.1 million for the same period of 2017. The growth in deposits compared to the first half of 2017 was largely attributable to deposits generated at the Bank’s new office in the Birmingham, Alabama area (known as Pump House Plaza) that opened during the third quarter of 2017.

The rising interest rate environment has led to higher net yields on the Company’s earning assets. Net yield on interest-earning assets totaled 5.28% for the six months ended June 30, 2018, compared to 5.07% for the corresponding period of 2017. The increase in net yield has been driven by increases in yields on loans, taxable securities, federal funds sold and interest-bearing deposits at the Bank. These increases were partially offset by reduced yields on ALC’s loan portfolio. The yield on ALC’s portfolio has generally declined in recent quarters due to the shift in loan mix from ALC’s traditional consumer portfolio to indirect lending products that have enhanced the credit quality of the loan portfolio, with a corresponding decrease in yield commensurate with reduced risk. The Bank’s average yield on loans totaled 4.46% for the first half of 2018, compared to 4.10% for the first half of 2017. At ALC, average yield on loans was 18.15% and 19.06% for the six months ended June 30, 2018 and 2017, respectively. Average cost of interest-bearing liabilities was 0.74% for the six months ended June 30, 2018, compared to 0.55% for the corresponding period of 2017.

The provision for loan losses totaled $1.4 million for the first half of 2018, compared to $1.1 million for the first half of 2017. The increase in provision expense in 2018 compared to 2017 was due to more substantial loan growth in ALC’s retail consumer lending portfolio during the first half of 2018 compared to the first half of 2017. In general, ALC’s consumer loans require a higher level of loss provisioning than commercial lending at the Bank. The Company’s allowance for loan losses as a percentage of loans was 1.37% as of June 30, 2018, compared to 1.36% as of December 31, 2017 and 1.46% as of June 30, 2017. The reduction in the allowance for loan losses as a percentage of net loans since June 30, 2017 resulted from continued favorable charge-off experience at the Bank, coupled with the mix-shift in lending at ALC that has led to reduced losses in ALC’s portfolio. The credit quality of the loan portfolio continued to improve during the first six months of 2018. Nonaccrual loans as a percentage of total loans was 0.48% as of June 30, 2018, compared to 0.64% as of December 31, 2017.

Non-interest income totaled $2.3 million for the six months ended June 30, 2018, compared to $2.1 million for the first six months of the previous year. The increase in non-interest income for the six months ended June 30, 2018 compared to the same period in 2017 resulted primarily from fees earned from secondary market mortgage closings and gains on the sale of investment securities at the Bank. The Bank’s mortgage division became operational during the second quarter of 2017 and is expected to enhance the Company’s non-interest income over time through fees earned on the closing of mortgage loans with third-party secondary market financial institutions. Fees generated from secondary market closings totaled $0.3 million during the six months ended June 30, 2018, compared to $0.1 million for the corresponding period of 2017. In addition, during the second quarter of 2018, the Bank generated $0.1 million in gains on the sale of investment securities that were not generated during the second quarter of 2017.

Non-interest expense totaled $14.8 million for the six months ended June 30, 2018, compared to $13.9 million for the first six months of the previous year. The increase in non-interest expense for the six months ended June 30, 2018 compared to the same period in 2017 resulted primarily from increased expenses associated with the Bank’s Pump House Plaza in Birmingham, Alabama, which became operational during the third quarter of 2017.  Salaries and benefits expense increased due to the addition of retail and commercial lending staff at the new location.  In addition, occupancy and equipment expense increased as a result of depreciation and operating expenses associated with the location, which now serves as the headquarters of both the Bank and the Company. Subsequent to June 30, 2018, the Bank entered into an agreement to lease all unused remaining leasable space in Pump House Plaza. The lease, which is scheduled to commence during the fourth quarter of 2018, is expected to generate in excess of $750 thousand of lease revenue annually and is expected to offset a significant portion of the expense associated with the location. Under the terms of the lease, the Bank agreed to pay for a one-time build-out of the tenant-occupied space, subject to a maximum amount. The total cost to the Bank under the agreement is estimated to be approximately $2.8 million. Depreciation of the costs will commence upon the effective date of the lease, which is scheduled for the fourth quarter of 2018. The initial lease term is scheduled to be in excess of 10 years.

On April 16, 2018, the Company signed a definitive agreement to acquire The Peoples Bank (“TPB”), headquartered in Rose Hill, Virginia. TPB serves communities in the Knoxville, Tennessee and southwest Virginia areas. Under the terms of the agreement, the Company will acquire all of the outstanding capital stock of TPB and then merge TPB with and into the Bank. The transaction, which is expected to result in a combined institution approaching $800 million in assets, remains subject to the satisfaction of customary closing conditions, including receipt of certain regulatory approvals. Management expects to incur increased expenses in the future in connection with the pending acquisition. However, the addition of TPB is expected to enhance the Company’s earnings through the addition of approximately $150 million in loans and approximately $137 million in deposits as reported by TPB in regulatory filings as of June 30, 2018. In accordance with the Stock Purchase and Affiliate Merger Agreement pursuant to which the Company will acquire TPB, 90% of the transaction consideration, subject to certain adjustments, will be in cash, with the remaining 10% to be in shares of Bancshares common stock.

Asset quality metrics continued to improve during the first half of 2018. Non-performing assets, including loans in non-accrual status and OREO, decreased to 0.61% of total assets as of June 30, 2018, compared to 0.96% and 1.01% as of December 31, 2017 and June 30, 2017, respectively.

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

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Interest income	$8,390	$7,683	$16,509	$15,193
Interest expense	888	626	1,693	1,217
Net interest income	7,502	7,057	14,816	13,976
Provision for loan losses	702	576	1,360	1,091
Net interest income after provision for loan losses	6,800	6,481	13,456	12,885
Non-interest income	1,132	930	2,272	2,097
Non-interest expense	7,492	6,863	14,793	13,900
Income before income taxes	440	548	935	1,082
Provision for income taxes	81	132	162	262
Net income	$359	$416	$773	$820

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three- and six-month periods ended June 30, 2018 and 2017. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$258,956	$2,923	4.53%	$237,546	$2,453	4.14%
Loans – ALC (Note A)	99,080	4,408	17.84%	88,112	4,177	19.01%
Taxable investment securities	171,752	869	2.03%	200,302	918	1.84%
Non-taxable investment securities	4,992	44	3.54%	8,668	80	3.70%
Federal funds sold	4,121	22	2.14%	—	—	—%
Interest-bearing deposits in banks	27,682	124	1.80%	21,050	55	1.06%
Total interest-earning assets	566,583	8,390	5.94%	555,678	7,683	5.55%
Non-interest-earning assets:
Other assets	58,053			55,526
Total	$624,636			$611,204
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$157,335	$169	0.43%	$163,825	$158	0.39%
Savings deposits	102,627	140	0.55%	81,459	43	0.21%
Time deposits	180,505	489	1.09%	182,982	367	0.80%
Borrowings	20,341	90	1.77%	19,151	58	1.21%
Total interest-bearing liabilities	460,808	888	0.77%	447,417	626	0.56%
Non-interest-bearing liabilities:
Demand deposits	82,200			79,040
Other liabilities	6,181			6,717
Shareholders’ equity	75,447			78,030
Total	$624,636			$611,204
Net interest income (Note B)		$7,502			$7,057
Net yield on interest-earning assets			5.31%			5.09%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $0.4 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively. At ALC, these loans averaged $1.7 million and $1.5 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.1 million for both of the three-month periods ended June 30, 2018 and 2017. At ALC, loan fees totaled $0.5 million for both of the respective periods presented.

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$259,099	$5,731	4.46%	$237,625	$4,830	4.10%
Loans – ALC (Note A)	96,566	8,689	18.15%	87,761	8,296	19.06%
Taxable investment securities	175,313	1,734	1.99%	200,536	1,802	1.81%
Non-taxable investment securities	5,549	100	3.63%	9,378	170	3.66%
Federal funds sold	7,182	65	1.83%	—	—	—%
Interest-bearing deposits in banks	22,454	190	1.71%	20,396	95	0.94%
Total interest-earning assets	566,163	16,509	5.88%	555,697	15,193	5.51%
Non-interest-earning assets:
Other assets	58,308			54,602
Total	$624,471			$610,299
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$162,122	$340	0.42%	$161,938	$303	0.38%
Savings deposits	93,705	210	0.45%	79,430	80	0.20%
Time deposits	180,387	949	1.06%	183,667	713	0.78%
Borrowings	22,496	194	1.74%	22,358	121	1.09%
Total interest-bearing liabilities	458,710	1,693	0.74%	447,393	1,217	0.55%
Non-interest-bearing liabilities:
Demand deposits	83,311			78,105
Other liabilities	6,815			7,193
Shareholders’ equity	75,635			77,608
Total	$624,471			$610,299
Net interest income (Note B)		$14,816			$13,976
Net yield on interest-earning assets			5.28%			5.07%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $0.4 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. At ALC, these loans averaged $1.7 million and $1.5 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.2 million for both of the six-month periods ended June 30, 2018 and 2017. At ALC, loan fees totaled $0.9 million and $1.1 million for the respective periods presented.

Interest income earned on loans for both the Bank and ALC increased in both the three- and six-month periods ended June 30, 2018 compared to the corresponding periods of the previous year, primarily as a result of growth in average loan volume, as well as increased yield in most earning asset categories. The loan volume increases were partially offset by decreases in the average balances of taxable and non-taxable investments. The shift in the mix of earning assets is consistent with management’s ongoing strategy to utilize cash flows from the maturity and paydown of investment securities to fund loan growth as opportunities permit. The investment portfolio has been structured to provide monthly cash flows through the maturity and paydown of securities in a manner that management believes can continue to fund a substantial portion of loan growth over time. Aggregate yield on earning assets increased in both the three- and six-month periods presented compared to the corresponding periods of 2017. Yield increased in all categories of earning assets, except loans at ALC. The decrease in yield on loans at ALC is consistent with the focus on indirect lending at ALC which generally provides lower yielding loans, but with corresponding higher credit quality and lower losses.

Interest expense increased in both the three- and six-month periods ended June 30, 2018 compared to the corresponding periods of 2017 due to increases in the volume of interest-bearing liabilities, as well as increases in rates commensurate with the interest rate environment experienced during the twelve months between June 30, 2018 and 2017.

We expect that continued growth in net loan volume at both the Bank and ALC with loans of sufficient credit quality will enhance net interest income, particularly as resources are shifted from lower-earning investment securities to higher-earning loan balances. However, the competitive environment is significant relative to the generation of loans of high credit quality, resulting in a lack of loan growth at the Bank for the six months ended June 30, 2018. At both the Bank and ALC, management is continuing to focus efforts on new loan origination within the parameters of established credit policy, while also maintaining vigilance in the deployment of strategies to effectively manage risks associated with interest rate fluctuations. Net interest income could experience downward pressure as a result of increased competition for quality loan and deposit funding opportunities.

Provision for Loan Losses

The provision for loan losses is an expense used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The following table presents the provision for loan losses for the Bank and ALC for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Bank	$—	$—	$39	$—
ALC	702	576	1,321	1,091
Total	$702	$576	$1,360	$1,091

At the Bank, during both the three- and six-month periods ended June 30, 2018, recoveries of previously charged-off loans exceeded current period charge-offs. The provision for loan losses did not increase during the second quarter of 2018 due to relatively flat net loan growth comparing June 30, 2018 to December 31, 2017. The Bank’s allowance for loan losses as a percentage of loans totaled 0.98% as of June 30, 2018, compared to 0.95% as of December 31, 2017 and 1.03% as of June 30, 2017.

At ALC, the provision for loan losses increased comparing both the three- and six-month periods ended June 30, 2018 to the corresponding periods of 2017 based primarily on growth in ALC’s loan balances. ALC’s allowance for loan losses as a percentage of loans totaled 2.36% as of June 30, 2018, compared to 2.48% as of December 31, 2017 and 2.63% as of June 30, 2017. The decrease in the allowance for loan losses as a percentage of loans was due to the changing mix of ALC’s portfolio to point-of-sale indirect lending, which has enhanced the credit quality of ALC’s loan portfolio.

For the Company, the allowance for loan losses as a percentage of loans totaled 1.37% as of June 30, 2018, compared to 1.36% as of December 31, 2017 and 1.46% as of June 30, 2017.  Based on our evaluation of the loan portfolio, we believe that the allowance for loan losses at both the Bank and ALC is adequate to absorb losses inherent in the loan portfolio as of June 30, 2018. While we believe that the methodologies and calculations that have been used in the determination of the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which the Bank and ALC operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan losses, as well as the resulting provision for loan losses. In general, we expect the provision for loan losses to increase commensurate with growth in loan volume at both the Bank and ALC; however, we would also expect such increases to be partially offset should credit quality of the portfolio continue to improve.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$444	$461	$(17)	(3.7)%	$911	$925	$(14)	(1.5)%
Credit insurance commissions and fees	100	43	57	132.6%	318	299	19	6.4%
Bank-owned life insurance	106	106	—	—%	211	211	—	—%
Net gain on sale and prepayment of investment securities	102	1	101	NM %	105	50	55	110.0%
Mortgage fees from secondary market	144	58	86	148.3%	261	58	203	350.0%
Other income	236	261	(25)	(9.6)%	466	554	(88)	(15.9)%
Total non-interest income	$1,132	$930	$202	21.7%	$2,272	$2,097	$175	8.3%

NM: Not meaningful

Non-interest income at the Bank consists of service charges and other fees on deposit accounts; bank-owned life insurance; net gains on the sale and prepayment of investment securities; mortgage fees from the secondary market; and other non-interest income, which includes fee income generated by the Bank, such as ATM fees and real estate rental income. Non-interest income at ALC consists of credit insurance commissions and fees and other non-interest income generated for ancillary services, such as ALC’s auto club membership program. The increase in non-interest income for both the three- and six-month periods ended June 30, 2018 compared to the same periods in 2017 resulted primarily from fees earned from secondary market mortgage closings at the Bank. The Bank’s mortgage division, which began operating in the second quarter of 2017, generates non-interest income by closing loans in the secondary market. In addition, during the second quarter of 2018, the Bank generated $0.1 million in gains on the sale of investment securities that were not generated during the corresponding quarter of 2017. Given the nature of the types of revenues categorized as non-interest income, there is uncertainty as to the level of revenue that will be derived from these sources in the future.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$4,533	$4,280	$253	5.9%	$9,100	$8,678	$422	4.9%
Net occupancy and equipment expense	873	693	180	26.0%	1,762	1,470	292	19.9%
Computer services	317	312	5	1.6%	609	698	(89)	(12.8)%
Insurance expense and assessments	191	157	34	21.7%	377	318	59	18.6%
Fees for professional services	266	230	36	15.7%	539	463	76	16.4%
Postage, stationery and supplies	190	150	40	26.7%	402	304	98	32.2%
Telephone/data communications	193	201	(8)	(4.0)%	388	422	(34)	(8.1)%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	152	78	74	94.9%	101	81	20	24.7%
Carrying costs	35	55	(20)	(36.4)%	75	136	(61)	(44.9)%
Total other real estate/foreclosure expense	187	133	54	40.6%	176	217	(41)	(18.9)%
Other	742	707	35	5.0%	1,440	1,330	110	8.3%
Total non-interest expense	$7,492	$6,863	$629	9.2%	$14,793	$13,900	$893	6.4%

Non-interest expense consists of the items noted above. The increase in non-interest expense for the three and six months ended June 30, 2018 compared to the same periods in 2017 resulted primarily from increased expenses associated with the Bank’s Pump House Plaza office complex in Birmingham, Alabama, which became operational during the third quarter of 2017. Salaries and benefits expense increased due to the addition of retail and commercial lending staff at the new location. In addition, occupancy and equipment expense increased as a result of depreciation and operating expenses associated with the location, which now serves as the headquarters of both the Bank and the Company. Subsequent to June 30, 2018, the Bank entered into an agreement with a third party to lease all unused remaining leasable space in Pump House Plaza. The lease, which is scheduled to commence during the fourth quarter of 2018, is expected to generate in excess of $0.75 million of lease revenue annually and is expected to offset a significant portion of expense associated with the location. In general, non-interest expense is expected to increase over time due to inflationary pressures; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist. Additionally, management expects to incur increased expenses in the future in connection with the pending acquisition of The Peoples Bank.

Provision for Income Taxes

The provision for income taxes was $0.1 million for both of the three-month periods ended June 30, 2018 and 2017. The Company’s effective tax rate was 18.4% for the second quarter of 2018, compared to 24.1% for the second quarter of 2017. For the six months ended June 30, 2018 and 2017, the provision for income taxes was $0.2 million and $0.3 million, respectively, and the effective tax rate was 17.3% and 24.2% respectively. The reduced effective tax rate resulted from the reduction in the Company’s statutory federal income tax rate under the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). Under Tax Reform, beginning January 1, 2018, the Company’s federal statutory income tax rate was set at 21%, reduced from the 34% statutory income tax rate previously applied. Aside from the impact of Tax Reform, the effective tax rate is also expected to fluctuate based on recurring items, such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance. Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis after considering a number of factors, including investment return, credit quality and the consistency of such investments with the Company’s overall strategy. The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared to total pre-tax income.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.8 years as of both June 30, 2018 and December 31, 2017.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of June 30, 2018, available-for-sale securities totaled $141.4 million, or 85.3% of the total investment portfolio, compared to $153.9 million, or 85.4% of the total investment portfolio, as of December 31, 2017. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of June 30, 2018, held-to-maturity securities totaled $24.3 million, or 14.7% of the total investment portfolio, compared to $26.3 million, or 14.6% of the total investment portfolio, as of December 31, 2017. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of state and political subdivisions.

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio category for both the Bank and ALC at the end of each of the most recent five quarters as of June 30, 2018.

	Bank
	2018		2017
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$22,878	$25,965	$26,143	$20,213	$12,424
Secured by 1-4 family residential properties	38,968	36,618	34,272	35,125	32,227
Secured by multi-family residential properties	18,374	16,396	16,579	16,498	16,702
Secured by non-farm, non-residential properties	112,461	111,546	105,133	107,679	113,037
Other	187	188	190	223	226
Commercial and industrial loans	59,320	65,996	69,969	66,320	65,087
Consumer loans	5,420	5,416	5,217	5,431	5,671
Total loans	$257,608	$262,125	$257,503	$251,489	$245,374
Less unearned interest, fees and deferred cost	351	349	374	367	371
Allowance for loan losses	2,520	2,500	2,447	2,422	2,526
Net loans	$254,737	$259,276	$254,682	$248,700	$242,477

	ALC
	2018		2017
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	9,176	9,963	10,801	11,490	12,229
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	32,902	32,758	34,083	35,650	31,920
Indirect sales	67,429	60,157	55,071	50,553	52,134
Total loans	$109,507	$102,878	$99,955	$97,693	$96,283
Less unearned interest, fees and deferred cost	6,283	6,020	6,189	5,981	5,855
Allowance for loan losses	2,432	2,329	2,327	2,386	2,379
Net loans	$100,792	$94,529	$91,439	$89,326	$88,049

The tables below summarize changes in the allowance for loan losses for each of the most recent five quarters as of June 30, 2018 at both the Bank and ALC.

	Bank
	2018		2017
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,500	$2,447	$2,422	$2,526	$2,521
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(1)	(8)	—	—	—
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	(2)	—	—	—	(16)
Consumer loans	—	—	—	(1)	(60)
Other loans	—	—	—	—	—
Total charge-offs	(3)	(8)	—	(1)	(76)
Recoveries	23	22	25	27	81
Net recoveries (charge-offs)	20	14	25	26	5
Provision (reduction in reserve) for loan losses	—	39	—	(130)	—
Ending balance	$2,520	$2,500	$2,447	$2,422	$2,526
as a % of loans	0.98%	0.96%	0.95%	0.96%	1.03%

	ALC
	2018		2017
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,329	$2,327	$2,386	$2,379	$2,358
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(18)	(14)	(1)	(10)	(4)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans:
Consumer	(609)	(604)	(576)	(494)	(569)
Indirect sales	(131)	(147)	(142)	(150)	(160)
Other loans	—	—	—	—	—
Total charge-offs	(758)	(765)	(719)	(654)	(733)
Recoveries	159	148	137	158	178
Net recoveries (charge-offs)	(599)	(617)	(582)	(496)	(555)
Provision (reduction in reserve) for loan losses	702	619	523	503	576
Ending balance	$2,432	$2,329	$2,327	$2,386	$2,379
as a % of loans	2.36%	2.40%	2.48%	2.60%	2.63%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of June 30, 2018 were as follows:

	Consolidated
	2018		2017
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$1,713	$2,037	$2,148	$1,956	$1,847
Other real estate owned	2,181	3,343	3,792	3,819	4,351
Total	$3,894	$5,380	$5,940	$5,775	$6,198
Nonperforming assets as a percentage of loans and other real estate	1.07%	1.49%	1.67%	1.67%	1.82%
Nonperforming assets as a percentage of total assets	0.61%	0.86%	0.95%	0.94%	1.01%

	Bank
	2018		2017
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$360	$369	$315	$332	$343
Other real estate owned	2,002	3,100	3,527	3,527	3,951
Total	$2,362	$3,469	$3,842	$3,859	$4,294
Nonperforming assets as a percentage of loans and other real estate	0.91%	1.31%	1.47%	1.52%	1.72%
Nonperforming assets as a percentage of total assets	0.37%	0.55%	0.61%	0.63%	0.69%

	ALC
	2018		2017
	June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in Thousands)
Non-accrual loans	$1,353	$1,668	$1,833	$1,624	$1,504
Other real estate owned	179	243	265	292	400
Total	$1,532	$1,911	$2,098	$1,916	$1,904
Nonperforming assets as a percentage of loans and other real estate	1.48%	1.97%	2.23%	2.08%	2.10%
Nonperforming assets as a percentage of total assets	1.48%	1.96%	2.22%	2.06%	2.08%

Deposits

Total deposits increased by 2.8% to $531.4 million as of June 30, 2018, from $517.1 million as of December 31, 2017. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits totaled $508.1 million, or 95.6% of total deposits, as of June 30, 2018, compared to $489.0 million, or 94.6% of total deposits, as of December 31, 2017.

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

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. During the second quarter of 2018, these borrowings represented 4.4% of average interest-bearing liabilities, compared to 4.3% in the second quarter of 2017.

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base. As of June 30, 2018, shareholders’ equity totaled $75.6 million, or 11.9% of total assets, compared to $76.2 million, or 12.2% of total assets, as of December 31, 2017. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The decrease in shareholders’ equity during the six months ended June 30, 2018 resulted primarily from an increase in accumulated other comprehensive loss associated with unrealized losses in the fair value of available-for-sale securities during the first half of 2018, which was partially offset by growth in retained earnings. The fair value of the available-for-sale portfolio fluctuates based primarily on changes in interest rates. Accordingly, the net unrealized losses during the first half of 2018 are not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During each of the three-month periods ended June 30, 2018 and 2017, Bancshares declared a dividend of $0.02 per common share, or approximately $0.1 million in aggregate amount.

As of both June 30, 2018 and December 31, 2017, the Company retained approximately $20.4 million in treasury stock. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2018. There are 242,303 shares available for repurchase under this program, at management’s discretion. No shares were purchased under this program during the first six months of 2018 or in 2017.

As of June 30, 2018 and December 31, 2017, a total of 109,450 and 103,620 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $115.0 million as of June 30, 2018 and $117.3 million as of December 31, 2017. Investment securities forecasted to mature or reprice in one year or less were estimated to be $8.4 million of the investment portfolio as of June 30, 2018.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of June 30, 2018, the investment securities portfolio had an estimated average life of 2.8 years, and approximately 85.6% of the portfolio (including both available-for-sale and held-to-maturity investments) was expected to be repaid within five years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

The Bank entered into an agreement to lease space in Pump House Plaza and agreed to pay approximately $2.8 million for the build-out of the tenant space. The Bank expects to fund the build-out using available cash.

As of June 30, 2018 and December 31, 2017, the Company had $20.0 million and $25.0 million, respectively, in outstanding borrowings under FHLB advances. The Company had up to $168.1 million and $159.3 million in remaining unused credit from the FHLB (subject to available collateral) as of June 30, 2018 and December 31, 2017, respectively. In addition, the Company had $18.8 million in unused established federal funds lines as of both June 30, 2018 and December 31, 2017.

The Company’s acquisition of The Peoples Bank is expected to close in 2018, subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals. The total purchase price of approximately $23 million, subject to adjustment in accordance with the terms of the Stock Purchase and Affiliate Merger Agreement governing the transaction, will be settled in cash (90%) and Bancshares common stock (10%). The Company expects to fund the cash portion of the purchase price with available cash, including cash expected from a special, one-time dividend from the Bank to Bancshares, as the sole shareholder of the Bank.

Management believes that the Company has adequate sources of liquidity to satisfy its contractual obligations and commitments over the next twelve months. Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources or operation of the Company.

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

See Part II, Item 7A, “ Quantitative and Qualitative Disclosures About Market Risk,” of Bancshares' Annual Report on Form 10-K as of and for the year ended December 31, 2017 for additional disclosures related to market risk. Management’s evaluation as of June 30, 2018 did not indicate any significant increase in the Company’s exposure to market risk from those disclosed as of December 31, 2017. The analysis evaluated by management as of June 30, 2018 included certain assumptions related to the pending acquisition of The Peoples Bank. Management continues to perform ongoing due diligence related to the acquisition. Accordingly, it is possible that information could come to management's attention through the due diligence process that indicates higher exposure to market risk than currently understood by management.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2018, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of June 30, 2018, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the second quarter of 2018.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (1)
April 1 – April 30	—	$—	—	242,303
May 1 – May 31	4,480	$11.08	—	242,303
June 1 – June 30	—	$—	—	242,303
Total	4,480	$11.08	—	242,303

(1)

On December 20, 2017, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2018, of which 242,303 shares remain available.

(2)	4,480 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the second quarter of 2018.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: August 8, 2018

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc. (incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 12, 1999)

3.1A	Certificate of Amendment to the Certificate of Incorporation of United Security Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016)

3.2	Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.