Form 10-Q
period 2018-09-30
FIRST US BANCSHARES INC
filed 2018-11-13
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2018
Common Stock, $0.01 par value	6,296,712 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2017. Specifically, with respect to statements relating to the sufficiency of the allowance for loan and lease losses, loan demand, cash flows, growth and earnings potential, geographic expansion and the adequacy of the allowance for loan losses for the Company, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, market conditions and investment returns, changes in interest rates, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, collateral values and cybersecurity threats. With respect to the Company’s acquisition of The Peoples Bank, these factors include, but are not limited to, difficulties, delays and unanticipated costs in integrating the organizations’ businesses or realized expected cost savings and other benefits; business disruptions as a result of the integration of the organizations, including possible loss of customers; diversion of management time to address integration-related issues; and changes in asset quality and credit risk as a result of the transaction. With respect to statements relating to the lease of the unused remaining leasable space in Pump House Plaza, these factors include, but are not limited to, the adherence of the leasing counterparty to the terms and conditions of the lease agreement and commercial real estate conditions in the Birmingham, Alabama market in general. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks	$11,809	$7,577
Interest-bearing deposits in banks	38,274	19,547
Total cash and cash equivalents	50,083	27,124
Federal funds sold	8,561	15,000
Investment securities available-for-sale, at fair value	137,258	153,871
Investment securities held-to-maturity, at amortized cost	22,238	26,279
Federal Home Loan Bank stock, at cost	703	1,609
Loans and leases, net of allowance for loan and lease losses of $5,116 and $4,774, respectively	519,822	346,121
Premises and equipment, net	27,120	26,433
Cash surrender value of bank-owned life insurance	15,158	14,923
Accrued interest receivable	2,444	2,057
Goodwill and core deposit intangible, net	9,557	—
Other real estate owned	1,489	3,792
Other assets	8,162	8,372
Total assets	$802,595	$625,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$715,761	$517,079
Accrued interest payable	355	381
Other liabilities	8,817	6,319
Short-term borrowings	192	15,594
Long-term debt	—	10,000
Total liabilities	725,125	549,373
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,560,914 and 7,345,946 shares issued, respectively; 6,296,712 and 6,081,744 shares outstanding, respectively	75	73
Surplus	13,385	10,755
Accumulated other comprehensive loss, net of tax	(2,882)	(868)
Retained earnings	87,317	86,673
Less treasury stock: 1,264,202 shares at cost	(20,414)	(20,414)
Noncontrolling interest	(11)	(11)
Total shareholders’ equity	77,470	76,208
Total liabilities and shareholders’ equity	$802,595	$625,581

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$8,395	$6,802	$22,815	$19,928
Interest on investment securities	1,057	1,018	3,146	3,085
Total interest income	9,452	7,820	25,961	23,013

Interest expense:
Interest on deposits	1,120	617	2,619	1,713
Interest on borrowings	4	68	198	189
Total interest expense	1,124	685	2,817	1,902

Net interest income	8,328	7,135	23,144	21,111

Provision for loan and lease losses	789	373	2,149	1,464

Net interest income after provision for loan and lease losses	7,539	6,762	20,995	19,647

Non-interest income:
Service and other charges on deposit accounts	489	481	1,400	1,406
Credit insurance income	198	160	516	459
Net gain on sales and prepayments of investment securities	—	178	105	228
Net gain on settlement of derivative contracts	981	—	981	—
Mortgage fees from secondary market	128	89	389	147
Other income, net	316	328	993	1,093
Total non-interest income	2,112	1,236	4,384	3,333

Non-interest expense:
Salaries and employee benefits	4,643	4,370	13,743	13,048
Net occupancy and equipment	983	806	2,745	2,276
Computer services	328	337	937	1,036
Fees for professional services	242	187	781	650
Acquisition expenses	1,492	—	1,492	—
Other expense	1,454	1,490	4,237	4,080
Total non-interest expense	9,142	7,190	23,935	21,090

Income before income taxes	509	808	1,444	1,890
Provision for income taxes	269	173	431	435
Net income	$240	$635	$1,013	$1,455
Basic net income per share	$0.04	$0.10	$0.17	$0.24
Diluted net income per share	$0.03	$0.10	$0.15	$0.22
Dividends per share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net income	$240	$635	$1,013	$1,455
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during period, net of tax expense (benefit) of $13, $(7), $(533) and $864, respectively	39	(12)	(1,602)	1,481
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax expense of $0, $66, $26 and $84, respectively	—	(113)	(79)	(144)
Unrealized holding gains (losses) arising during the period on effective cash flow hedge derivatives, net of tax expense (benefit) of $0, $(1), $133 and $(20), respectively	(3)	(1)	398	(35)
Reclassification adjustment for net gains on cash flow hedge derivatives realized in net income, net of tax expense of $243, $0, $243 and $0, respectively	(731)	—	(731)	—
Other comprehensive income (loss)	(695)	(126)	(2,014)	1,302
Total comprehensive income (loss)	$(455)	$509	$(1,001)	$2,757

The accompanying notes are an integral part of these Interim Condensed Consolidated Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$1,013	$1,455
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,078	781
Provision for loan and lease losses	2,149	1,464
Deferred income tax provision	821	231
Net gain on sale and prepayment of investment securities	(105)	(228)
Stock-based compensation expense	333	262
Net amortization of securities	618	869
Amortization of intangible assets	43	—
Net loss on premises and equipment and other real estate	330	453
Changes in assets and liabilities:
Decrease in accrued interest receivable	148	110
Decrease (increase) in other assets	(900)	57
Increase (decrease) in accrued interest expense	(26)	40
Increase (decrease) in other liabilities	2,061	(114)
Net cash provided by operating activities	7,563	5,380
Cash flows from investing activities:
Net decrease in federal funds sold	6,439	—
Purchases of investment securities, available-for-sale	(15,224)	(15,254)
Purchases of investment securities, held-to-maturity	—	(4,696)
Proceeds from sales of investment securities, available-for-sale	4,221	1,749
Proceeds from maturities and prepayments of investment securities, available-for-sale	30,909	38,570
Proceeds from maturities and prepayments of investment securities, held-to-maturity	3,950	3,119
Net decrease in Federal Home Loan Bank stock	1,471	185
Net cash paid for acquisition	(21,313)	—
Proceeds from the sale of premises and equipment and other real estate	2,883	1,215
Net increase in loans	(22,122)	(17,326)
Purchases of premises and equipment	(653)	(9,858)
Net cash used in investing activities	(9,439)	(2,296)
Cash flows from financing activities:
Net increase in deposits	58,307	10,829
Net increase (decrease) in short-term borrowings	(25,402)	516
Payments on long-term Federal Home Loan Bank advances	(10,000)	(5,000)
Net share-based compensation transactions	—	(41)
Issuance of common stock	2,299	—
Dividends paid	(369)	(364)
Net cash provided by financing activities	24,835	5,940
Net increase in cash and cash equivalents	22,959	9,024
Cash and cash equivalents, beginning of period	27,124	23,530
Cash and cash equivalents, end of period	$50,083	$32,554
Supplemental disclosures:
Cash paid for:
Interest	$2,843	$1,862
Income taxes	137	77
Non-cash transactions:
Assets acquired in settlement of loans	649	608
Reissuance of treasury stock as compensation	$—	$350

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic shares	6,304,717	6,176,381	6,236,197	6,170,892
Dilutive shares	377,951	320,501	377,951	320,501
Diluted shares	6,682,668	6,496,882	6,614,148	6,491,393

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in Thousands, Except Per Share Data)
Net income	$240	$635	$1,013	$1,455
Basic net income per share	$0.04	$0.10	$0.17	$0.24
Diluted net income per share	$0.03	$0.10	$0.15	$0.22

Comprehensive Income

Comprehensive income consists of net income, as well as unrealized holding gains and losses that arise during the period associated with the Company’s available-for-sale securities portfolio and the effective portion of cash flow hedge derivatives. In the calculation of comprehensive income, reclassification adjustments are made for gains or losses realized in the statement of operations associated with the sale of available-for-sale securities, settlement of derivative contracts or changes in the fair value of cash flow derivatives.

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

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective prospectively for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those years. Institutions will be required to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the Financial Accounting Standards Board (“FASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 will require organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all operating leases under current U.S. GAAP with a term of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease are not significantly changed under ASU 2016-02, and there will continue to be differentiation between finance leases and operating leases. The accounting applied by the lessor in a lease transaction remains largely unchanged from previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements; however, because the Company has several leases, assets and liabilities are expected to increase upon adoption for right-of-use assets and lease liabilities.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 added FASB ASC Topic 606, Revenue from Contracts with Customers, and superseded revenue recognition requirements in ASC 605, Revenue Recognition and certain cost guidance in ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. ASU 2014-09 requires an entity to recognize revenue when (or as) an entity transfers control of goods or services to a customer at the amount to which the entity expects to be entitled. Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services is transferred to the customer. ASU 2014-09 became effective for the Company on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company's consolidated financial statements.

Revenue

On January 1, 2018, the Company implemented ASU 2014-09, Revenue from Contracts with Customers, codified at ASC 606. The Company adopted ASC 606 using the modified retrospective transition method. As of December 31, 2017, the Company had no uncompleted customer contracts and, as a result, no cumulative transition adjustment was made to the Company’s accumulated deficit during the nine-month period ended September 30, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported under legacy U.S. GAAP.

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans and investment securities, which falls outside the scope of ASC 606. The Company also generates revenue from insurance- and lease-related contracts that also fall outside the scope of ASC 606.

All of the Company’s revenue that is subject to ASC 606 is included in non-interest income; however, not all non-interest income is subject to ASC 606. Revenue earned by the Company subject to ASC 606 primarily consists of service and other charges on deposit accounts, mortgage fees from secondary market transactions at the Bank, ATM fee income and other non-interest income. Revenue generated from these sources for the nine months ended September 30, 2018 and 2017 was $2.4 million and $2.2 million, respectively, and for the three months ended September 30, 2018 and 2017 was $0.8 million and $0.7 million, respectively. All sources of the Company’s revenue subject to ASC 606 are transaction-based, and revenue is recognized at the time the transaction is executed, which is the same time the Company’s performance obligation is satisfied. The Company had no contract liabilities or unsatisfied performance obligations with customers as of September 30, 2018.

3.	ACQUISITION ACTIVITY

On August 31, 2018, the Company completed the acquisition of The Peoples Bank (“TPB”) and then merged TPB with and into its wholly owned subsidiary, First US Bank (the “Bank”). As of the acquisition date, TPB’s assets totaled $166.5 million, consisting primarily of pre-discounted gross loans totaling $156.8 million. Total deposits were $140.0 million.  Preliminary purchase accounting adjustments were recorded as of the acquisition date, resulting in goodwill of $7.6 million.

The acquisition of TPB was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding the methods and assumptions to be used. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

In accordance with the transaction agreement, the Company acquired 100% of the capital stock of TPB for the purchase price of $23.4 million calculated on the net book value of TPB as of December 31, 2017 and a mutually agreed upon multiple of 1.62, less certain mutually agreed upon deductions that are described in the transaction agreement. Approximately 90% of the purchase price was paid in cash, which totaled approximately $20.7 million, and approximately 10% was paid in the form of unregistered shares of the Company’s common stock, which consisted of 204,355 shares of FUSB common stock. The aggregate purchase price was subject to adjustment following the closing date of the transaction based on determination of TPB’s final net book value as of the date of closing, which resulted in the payment by the Company of an additional cash amount of approximately $1.4 million.

A summary, at fair value, of the assets acquired and liabilities assumed in the TPB transaction, as of the acquisition date, is as follows:

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NET ASSETS ACQUIRED FROM THE PEOPLES BANK

AUGUST 31, 2018

(Dollars in Thousands)

	Acquired from TPB	Fair Value Adjustments	Fair Value as of August 31, 2018
Assets Acquired:
Cash and cash equivalents	$3,085	$—	$3,085
Investment securities, available-for-sale	5,977	—	5,977
Federal Home Loan Bank stock, at cost	565	—	565
Loans	156,772	(2,395)	154,377
Allowance for loan losses	(1,702)	1,702	—
Net loans	155,070	(693)	154,377
Premises and equipment, net	1,198	17	1,215
Other real estate owned	85	—	85
Other assets	551	(245)	306
Core deposit intangible	—	2,048	2,048
Total assets acquired	$166,531	$1,127	$167,658

Liabilities Assumed:
Deposits	140,033	342	140,375
Short-term borrowings	10,000	—	10,000
Other liabilities	437	—	437
Total liabilities assumed	150,470	342	150,812
Shareholders’ Equity Assumed:
Common stock	1,027	(1,027)	—
Surplus	5,280	(5,280)	—
Accumulated other comprehensive income, net of tax	17	(17)	—
Retained earnings	9,737	(9,737)	—
Total shareholders’ equity assumed	16,061	(16,061)	—
Total liabilities and shareholders’ equity assumed	$166,531	$(15,719)	$150,812

Net assets acquired			$16,846
Purchase price			24,398
Goodwill			$7,552

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the acquisition above.

Cash and cash equivalents — The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of the assets.

Investment securities — Prior to acquisition, the investment securities acquired were classified as available-for-sale and, accordingly, were recorded at fair value on a recurring basis. Fair value for most of the securities was based upon quoted prices of like or similar securities and determined using observable data including, among other things, dealer quotes, market spreads, cash flow, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the securities’ terms and conditions.

Federal Home Loan Bank stock, at cost — Prior to acquisition, TPB maintained a required investment in the Federal Home Loan Bank (FHLB) of Atlanta which was, in part, based on TPB’s amount of borrowings with the FHLB. The investment was carried at cost as it is not readily marketable and, accordingly, there is no established market price for the investment. Upon acquisition, the Bank was able to absorb the investment into its own holdings of stock with the FHLB of Atlanta. The Bank has the ability to be reimbursed by the FHLB of Atlanta at cost for stock holdings as borrowings with the FHLB are paid down.  Accordingly, the carrying amount of the assets is considered a reasonable estimate of fair value.

Loans — Fair values for performing loans were determined based on a discounted cash flow methodology that aggregated model inputs and loan information into selected pools and calculated the loan level cash flows used to value the pools.  The model calculated the contractual cash flows and expected cash flows, and then discounted the expected cash flows to present value in order to determine fair value.  The assumptions used to estimate the fair value of the loans included unpaid principal balance, maturity date, coupon, prepayment speed, expected credit losses, and discount rates.  Purchased credit impaired loans were valued using the cost recovery method.

Allowance for loan losses — In accordance with U.S. GAAP, the fair value of the acquired loans were adjusted to fair value and the pre-acquisition allowance for loan losses on TPB’s balance sheet was reversed.

Premises and equipment — The fair value of acquired land and buildings was determined based on independent appraisals performed by a third-party appraiser. The fair value adjustment represents the difference between fair value and the carrying value at the date of acquisition. For furniture and fixtures, carrying value was considered to be a reasonable estimate of fair value.

Other real estate owned — These assets are presented at the estimated net realizable value that management expects to receive when the properties are sold, net of related costs of disposal.

Other assets — The fair value adjustment was due primarily to changes in deferred tax assets related to the transaction, as well as adjustment of certain prepaid assets associated with the TPB’s core processing vendor. Otherwise, the carrying amount of these assets was deemed to be a reasonable estimate of fair value.

Core deposit intangible — This intangible asset represents the value of the relationships that TPB had with its deposit customers. The fair value of the core deposit intangible was estimated using a discounted cash flow methodology that gave consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.

Deposits — The fair values used for the demand and savings deposits that comprise the transaction accounts acquired equal the amount payable on demand at the acquisition date.  The fair value of certificates of deposit was determined using a discounted cash flow methodology whereby an estimate of the present value of contractual payments over the remaining life of the time deposit was determined.  Future cash flows were discounted using market interest rates estimated based on the median offering rates of peer institutions at the time of the acquisition.

Short-term borrowings — TPB’s short-term borrowings were comprised of daily renewable FHLB advances.  Based on the short-term nature of the borrowings, the carrying amount of the liability was determined to be a reasonable approximation of fair value.

Other liabilities — The carrying amount of these other liabilities was deemed to be a reasonable estimate of fair value.

Pro Forma Financial Information

The results of operations of TPB have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro forma results (unaudited) for the three and nine months ended September 30, 2018 and 2017, as if the TPB acquisition occurred as of the beginning of the reporting periods presented. Non-recurring acquisition-related expenses totaling approximately $1.5 million are included in non-interest expense for both the three and nine months ended September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in Thousands, Except Per Share Data)
Summary of Operations
Net interest income	$9,725	$9,045	$28,565	$26,609
Provision for loan and lease losses	789	373	2,149	1,464
Net interest income after provision for loan and lease losses	8,936	8,672	26,416	25,145
Non-interest income	2,166	1,292	4,604	3,555
Non-interest expense	10,175	8,178	26,914	23,971
Income before income taxes	927	1,786	4,106	4,729
Provision for income taxes	370	530	1,072	1,433
Net income	$557	$1,256	$3,034	$3,296
Basic net income per share	$0.09	$0.20	$0.47	$0.52
Diluted net income per share	$0.08	$0.19	$0.45	$0.49

The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of September 30, 2018 and December 31, 2017 were as follows:

	Available-for-Sale
	September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$76,064	$144	$(1,897)	$74,311
Commercial	59,796	11	(2,091)	57,716
Obligations of states and political subdivisions	5,160	36	(45)	5,151
U.S. Treasury securities	80	—	—	80
Total	$141,100	$191	$(4,033)	$137,258

	Held-to-Maturity
	September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$12,357	$—	$(408)	$11,949
Obligations of U.S. government-sponsored agencies	8,126	—	(323)	7,803
Obligations of states and political subdivisions	1,755	—	(28)	1,727
Total	$22,238	$—	$(759)	$21,479

	Available-for-Sale
	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$83,360	$286	$(860)	$82,786
Commercial	67,281	27	(1,234)	66,074
Obligations of states and political subdivisions	4,752	182	(3)	4,931
U.S. Treasury securities	80	—	—	80
Total	$155,473	$495	$(2,097)	$153,871

	Held-to-Maturity
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$15,065	$1	$(186)	$14,880
Obligations of U.S. government-sponsored agencies	9,326	7	(144)	9,189
Obligations of states and political subdivisions	1,888	5	(13)	1,880
Total	$26,279	$13	$(343)	$25,949

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of September 30, 2018 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$1,351	$1,351	$—	$—
Maturing after one to five years	38,063	37,271	1,116	1,106
Maturing after five to ten years	59,244	57,214	7,564	7,327
Maturing after ten years	42,442	41,422	13,558	13,046
Total	$141,100	$137,258	$22,238	$21,479

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2018 and December 31, 2017.

	Available-for-Sale
	September 30, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$28,238	$(591)	$39,667	$(1,305)
Commercial	9,681	(252)	47,607	(1,839)
Obligations of states and political subdivisions	1,645	(22)	1,487	(24)
U.S. Treasury securities	80	—	—	—
Total	$39,644	$(865)	$88,761	$(3,168)

	Held-to-Maturity
	September 30, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$3,797	$(111)	$8,152	$(297)
Obligations of U.S. government-sponsored agencies	660	(14)	7,143	(310)
Obligations of states and political subdivisions	1,209	(21)	518	(6)
Total	$5,666	$(146)	$15,813	$(613)

	Available-for-Sale
	December 31, 2017
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$47,007	$(467)	$21,122	$(393)
Commercial	18,554	(180)	46,312	(1,054)
Obligations of states and political subdivisions	428	(3)	—	—
U.S. Treasury securities	80	—	—	—
Total	$66,069	$(650)	$67,434	$(1,447)

	Held-to-Maturity
	December 31, 2017
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$7,895	$(63)	$6,675	$(123)
Obligations of U.S. government-sponsored agencies	865	(2)	7,388	(142)
Obligations of states and political subdivisions	571	(3)	531	(10)
Total	$9,331	$(68)	$14,594	$(275)

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

As of September 30, 2018, 123 debt securities had been in a loss position for more than 12 months, and 56 debt securities had been in a loss position for less than 12 months. As of December 31, 2017, 72 debt securities had been in a loss position for more than 12 months, and 83 debt securities had been in a loss position for less than 12 months. As of both September 30, 2018 and December 31, 2017, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of September 30, 2018 or December 31, 2017.

Investment securities with a carrying value of $55.9 million and $86.8 million as of September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes.

5.	LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Portfolio Segments

The Company has divided the loan and lease portfolio into eight portfolio segments, each with different risk characteristics described as follows:

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

Commercial and industrial loans and leases – This portfolio segment includes loans and leases to commercial customers for use in the normal course of business. These credits may be loans, lines of credit and leases to financially strong borrowers, secured by inventories, equipment or receivables, and are generally guaranteed by the principals of the borrowing entity.

Consumer loans – This portfolio segment includes a variety of secured and unsecured personal loans, including automobile loans, loans for household and personal purposes, and all other direct consumer installment loans.

Indirect sales – This portfolio segment includes loans secured by collateral that is purchased by consumers at retail stores with whom ALC has an established relationship to provide financing for the retail products sold if applicable underwriting standards are met.

As of September 30, 2018 and December 31, 2017, the composition of the loan and lease portfolio by reporting segment and portfolio segment was as follows:

	September 30, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$43,501	$—	$43,501
Secured by 1-4 family residential properties	111,555	8,472	120,027
Secured by multi-family residential properties	22,915	—	22,915
Secured by non-farm, non-residential properties	150,523	—	150,523
Other	1,100	—	1,100
Commercial and industrial loans and leases(1)	83,087	—	83,087
Consumer loans:
Consumer	7,075	31,965	39,040
Indirect sales	—	71,005	71,005
Total loans	419,756	111,442	531,198
Less: Unearned interest, fees and deferred cost	331	5,929	6,260
Allowance for loan losses	2,709	2,407	5,116
Net loans	$416,716	$103,106	$519,822

(1) Includes equipment financing leases.

	December 31, 2017
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$26,143	$—	$26,143
Secured by 1-4 family residential properties	34,272	10,801	45,073
Secured by multi-family residential properties	16,579	—	16,579
Secured by non-farm, non-residential properties	105,133	—	105,133
Other	190	—	190
Commercial and industrial loans	69,969	—	69,969
Consumer loans:
Consumer	5,217	34,083	39,300
Indirect sales	—	55,071	55,071
Total loans	257,503	99,955	357,458
Less: Unearned interest, fees and deferred cost	374	6,189	6,563
Allowance for loan losses	2,447	2,327	4,774
Net loans	$254,682	$91,439	$346,121

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 63.6% and 54.0% of the portfolio was concentrated in loans secured by real estate as of September 30, 2018 and December 31, 2017, respectively.

Loans with a carrying value of $27.0 million were pledged as collateral to secure FHLB borrowings as of September 30, 2018. No loans were pledged as collateral as of December 31, 2017.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of September 30, 2018 and December 31, 2017 were $0.8 million and $0.5 million, respectively. During the nine months ended September 30, 2018, there were $0.5 million of new loans to these parties, and repayments by active related parties were $0.2 million. During the year ended December 31, 2017, there were no new loans to these related parties, and repayments by active related parties were $11 thousand.

Acquired Loans

The Company acquired loans during the quarter ended September 30, 2018. At acquisition, certain acquired loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Purchased credit impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date.

The carrying amount of these loans is included in the balance sheet amount of loans receivable at September 30, 2018. The amount of these loans is shown below:

September 30, 2018
(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$75
Secured by 1-4 family residential properties	2,227
Secured by non-farm, non-residential properties	207
Other	7
Outstanding balance	$2,516
Carrying amount, net of fair value adjustment of $278 thousand at September 30, 2018	$2,238

The Company did not recognize any accretable yield, or income expected to be collected, associated with these loans. Additionally, during the three months ended September 30, 2018, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses during the nine months ended September 30, 2018 and the year ended December 31, 2017 and the related loan balances by loan portfolio segment and loan type as of September 30, 2018 and December 31, 2017:

	Bank
	Nine Months Ended September 30, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non- Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$238	$116	$777	$2	$1,049	$62	$—	$2,447
Charge-offs	—	(9)	—	—	—	(2)	(3)	—	(14)
Recoveries	—	36	—	4	—	8	13	—	61
Provision	4	52	11	42	—	97	9	—	215
Ending balance	$207	$317	$127	$823	$2	$1,152	$81	$—	$2,709

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$31	$51	$—	$7	$—	$67	$22	$—	$178
Collectively evaluated for impairment	176	266	127	816	2	1,085	59	—	2,531
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$207	$317	$127	$823	$2	$1,152	$81	$—	$2,709
Ending balance of loans receivable:
Individually evaluated for impairment	$155	$58	$—	$517	$—	$67	$45	$—	$842
Collectively evaluated for impairment	43,273	109,347	22,915	149,998	1,093	83,020	7,030	—	416,676
Loans acquired with deteriorated credit quality	73	2,150	—	8	7	—	—	—	2,238
Total loans receivable	$43,501	$111,555	$22,915	$150,523	$1,100	$83,087	$7,075	$—	$419,756

	ALC
	Nine Months Ended September 30, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$52	$—	$—	$—	$—	$1,653	$622	$2,327
Charge-offs	—	(73)	—	—	—	—	(1,841)	(423)	(2,337)
Recoveries	—	12	—	—	—	—	396	75	483
Provision	—	35	—	—	—	—	1,488	411	1,934
Ending balance	$—	$26	$—	$—	$—	$—	$1,696	$685	$2,407

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	26	—	—	—	—	1,696	685	2,407
Total allowance for loan losses	$—	$26	$—	$—	$—	$—	$1,696	$685	$2,407
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	8,472	—	—	—	—	31,965	71,005	111,442
Total loans receivable	$—	$8,472	$—	$—	$—	$—	$31,965	$71,005	$111,442

	Bank and ALC
	Nine Months Ended September 30, 2018
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$290	$116	$777	$2	$1,049	$1,715	$622	$4,774
Charge-offs	—	(82)	—	—	—	(2)	(1,844)	(423)	(2,351)
Recoveries	—	48	—	4	—	8	409	75	544
Provision	4	87	11	42	—	97	1,497	411	2,149
Ending balance	$207	$343	$127	$823	$2	$1,152	$1,777	$685	$5,116

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$31	$51	$—	$7	$—	$67	$22	$—	$178
Collectively evaluated for impairment	176	292	127	816	2	1,085	1,755	685	4,938
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$207	$343	$127	$823	$2	$1,152	$1,777	$685	$5,116
Ending balance of loans receivable:
Individually evaluated for impairment	$155	$58	$—	$517	$—	$67	$45	$—	$842
Collectively evaluated for impairment	43,273	117,819	22,915	149,998	1,093	83,020	38,995	71,005	528,118
Loans acquired with deteriorated credit quality	73	2,150	—	8	7	—	—	—	2,238
Total loans receivable	$43,501	$120,027	$22,915	$150,523	$1,100	$83,087	$39,040	$71,005	$531,198

	Bank
	Year Ended December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$535	$304	$88	$903	$2	$527	$50	$—	$2,409
Charge-offs	—	—	—	—	—	(16)	(63)	—	(79)
Recoveries	—	103	—	69	—	19	56	—	247
Provision	(332)	(169)	28	(195)	—	519	19	—	(130)
Ending balance	$203	$238	$116	$777	$2	$1,049	$62	$—	$2,447

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$5	$—	$21	$—	$72	$—	$—	$98
Collectively evaluated for impairment	203	233	116	756	2	977	62	—	2,349
Total allowance for loan losses	$203	$238	$116	$777	$2	$1,049	$62	$—	$2,447
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$187	$—	$532	$—	$72	$—	$—	$791
Collectively evaluated for impairment	26,143	34,085	16,579	104,601	190	69,897	5,217	—	256,712
Total loans receivable	$26,143	$34,272	$16,579	$105,133	$190	$69,969	$5,217	$—	$257,503

	ALC
	Year Ended December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$107	$—	$—	$—	$—	$1,717	$623	$2,447
Charge-offs	—	(28)	—	—	—	—	(2,297)	(587)	(2,912)
Recoveries	—	32	—	—	—	—	545	98	675
Provision	—	(59)	—	—	—	—	1,688	488	2,117
Ending balance	$—	$52	$—	$—	$—	$—	$1,653	$622	$2,327

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	52	—	—	—	—	1,653	622	2,327
Total allowance for loan losses	$—	$52	$—	$—	$—	$—	$1,653	$622	$2,327
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	10,801	—	—	—	—	34,083	55,071	99,955
Total loans receivable	$—	$10,801	$—	$—	$—	$—	$34,083	$55,071	$99,955

	Bank and ALC
	Year Ended December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi- Family	Non-Farm Non-Residential	Other	Commercial	Consumer	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$535	$411	$88	$903	$2	$527	$1,767	$623	$4,856
Charge-offs	—	(28)	—	—	—	(16)	(2,360)	(587)	(2,991)
Recoveries	—	135	—	69	—	19	601	98	922
Provision	(332)	(228)	28	(195)	—	519	1,707	488	1,987
Ending balance	$203	$290	$116	$777	$2	$1,049	$1,715	$622	$4,774

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$5	$—	$21	$—	$72	$—	$—	$98
Collectively evaluated for impairment	203	285	116	756	2	977	1,715	622	4,676
Total allowance for loan losses	$203	$290	$116	$777	$2	$1,049	$1,715	$622	$4,774
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$187	$—	$532	$—	$72	$—	$—	$791
Collectively evaluated for impairment	26,143	44,886	16,579	104,601	190	69,897	39,300	55,071	356,667
Total loans receivable	$26,143	$45,073	$16,579	$105,133	$190	$69,969	$39,300	$55,071	$357,458

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of September 30, 2018:

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$42,761	$511	$229	$—	$43,501
Secured by 1-4 family residential properties	107,276	266	4,013	—	111,555
Secured by multi-family residential properties	22,915	—	—	—	22,915
Secured by non-farm, non-residential properties	147,302	2,099	1,122	—	150,523
Other	1,093	7	—	—	1,100
Commercial and industrial loans	80,853	2,077	157	—	83,087
Consumer loans	6,990	—	85	—	7,075
Total	$409,190	$4,960	$5,606	$—	$419,756

The above amounts include purchased credit impaired loans. As of September 30, 2018, $2.2 million of purchased credit impaired loans were rated “Substandard.”

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$8,379	$93	$8,472
Consumer loans:
Consumer	31,149	816	31,965
Indirect sales	70,713	292	71,005
Total	$110,241	$1,201	$111,442

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2017:

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$25,872	$84	$187	$—	$26,143
Secured by 1-4 family residential properties	33,278	339	655	—	34,272
Secured by multi-family residential properties	16,579	—	—	—	16,579
Secured by non-farm, non-residential properties	99,847	4,766	520	—	105,133
Other	190	—	—	—	190
Commercial and industrial loans	67,689	2,066	214	—	69,969
Consumer loans	5,155	—	62	—	5,217
Total	$248,610	$7,255	$1,638	$—	$257,503

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$10,495	$306	$10,801
Consumer loans:
Consumer	32,933	1,150	34,083
Indirect sales	54,611	460	55,071
Total	$98,039	$1,916	$99,955

The following tables provide an aging analysis of past due loans by class as of September 30, 2018:

	Bank
	As of September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$459	$—	$74	$533	$42,968	$43,501	$—
Secured by 1-4 family residential properties	1,980	78	2,123	4,181	107,374	111,555	—
Secured by multi-family residential properties	—	—	—	—	22,915	22,915	—
Secured by non-farm, non-residential properties	14	—	8	22	150,501	150,523	—
Other	—	—	—	—	1,100	1,100	—
Commercial and industrial loans	428	23	—	451	82,636	83,087	—
Consumer loans	21	4	—	25	7,050	7,075	—
Total	$2,902	$105	$2,205	$5,212	$414,544	$419,756	$—

The above amounts include purchased credit impaired loans. As of September 30, 2018, $0.2 million of purchased credit impaired loans were 30-59 days past due and $2.0 million were 90 or more days past due.

	ALC
	As of September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	122	2	93	217	8,255	8,472	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	599	428	816	1,843	30,122	31,965	—
Indirect sales	323	122	292	737	70,268	71,005	—
Total	$1,044	$552	$1,201	$2,797	$108,645	$111,442	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2017:

	Bank
	As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$26,143	$26,143	$—
Secured by 1-4 family residential properties	227	—	52	279	33,993	34,272	—
Secured by multi-family residential properties	—	—	—	—	16,579	16,579	—
Secured by non-farm, non-residential properties	13	—	—	13	105,120	105,133	—
Other	—	—	—	—	190	190	—
Commercial and industrial loans	70	—	—	70	69,899	69,969	—
Consumer loans	42	—	—	42	5,175	5,217	—
Total	$352	$—	$52	$404	$257,099	$257,503	$—

	ALC
	As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	61	23	290	374	10,427	10,801	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	490	323	1,111	1,924	32,159	34,083	—
Indirect sales	281	230	433	944	54,127	55,071	—
Total	$832	$576	$1,834	$3,242	$96,713	$99,955	$—

The following table provides an analysis of non-accruing loans by class as of September 30, 2018 and December 31, 2017:

	Loans on Non-Accrual Status
	September 30, 2018	December 31, 2017
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$73	$—
Secured by 1-4 family residential properties	2,492	501
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	26	29
Other	7	—
Commercial and industrial loans	25	12
Consumer loans:
Consumer	867	1,173
Indirect sales	292	433
Total loans	$3,782	$2,148

As of September 30, 2018, purchased credit impaired loans comprised $2.2 million of nonaccrual loans.

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

As of September 30, 2018, the carrying amount of impaired loans at the Bank consisted of the following:

	September 30, 2018
Impaired loans with no related allowance recorded	Carrying Amount	Unpaid Principal Balance	Related Allowances
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$73	$73	$—
Secured by 1-4 family residential properties	2,150	2,150	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	8	8	—
Other	7	7	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Total loans with no related allowance recorded	$2,238	$2,238	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$155	$155	$31
Secured by 1-4 family residential properties	58	58	51
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	517	517	7
Other	—	—	—
Commercial and industrial	67	67	67
Consumer	45	45	22
Total loans with an allowance recorded	$842	$842	$178

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$228	$228	$31
Secured by 1-4 family residential properties	2,208	2,208	51
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	525	525	7
Other	7	7	—
Commercial and industrial	67	67	67
Consumer	45	45	22
Total impaired loans	$3,080	$3,080	$178

The above amounts include purchased credit impaired loans. As of September 30, 2018, purchased credit impaired loans comprised $2.2 million of impaired loans without a related allowance recorded.

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

The average net investment in impaired loans and interest income recognized and received on impaired loans during the nine months ended September 30, 2018 and the year ended December 31, 2017 were as follows:

	September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$52	$6	$6
Secured by 1-4 family residential properties	370	1	1
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	524	25	27
Other	1	—	—
Commercial and industrial	68	3	4
Consumer	5	2	2
Total	$1,020	$37	$40

	December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$902	$—	$—
Secured by 1-4 family residential properties	190	13	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	537	35	35
Commercial and industrial	59	7	5
Total	$1,688	$55	$54

Loans on which the accrual of interest has been discontinued amounted to $3.8 million and $2.1 million as of September 30, 2018 and December 31, 2017, respectively. If interest on those loans had been accrued, there would have been $26 thousand and $19 thousand of interest accrued for the periods ended September 30, 2018 and December 31, 2017, respectively. Interest income related to these loans as of both September 30, 2018 and December 31, 2017 was $3 thousand.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the nine-month period ended September 30, 2018. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of both September 30, 2018 and December 31, 2017, the Company had $0.1 million of non-accruing loans that were previously restructured and that remained on non-accrual status. For both the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans remaining in each loan category, as of September 30, 2018 and December 31, 2017, that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	September 30, 2018			December 31, 2017
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$76	1	$107	$82
Secured by 1-4 family residential properties	3	318	125	3	318	165
Secured by non-farm, non-residential properties	1	53	34	1	53	37
Commercial loans	2	116	75	2	116	81
Total	7	$594	$310	7	$594	$365

As of September 30, 2018 and December 31, 2017, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $2 thousand as of both September 30, 2018 and December 31, 2017.

6.	OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following tables summarize foreclosed property activity as of the nine months ended September 30, 2018 and 2017:

	September 30, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$3,527	$265	$3,792
Additions (1)	191	58	249
Sales proceeds	(2,453)	(77)	(2,530)

Gross gains	267	8	275
Gross losses	(46)	(54)	(100)
Net gains (losses)	221	(46)	175
Impairment	(167)	(30)	(197)
Ending balance	$1,319	$170	$1,489

	September 30, 2017
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$4,353	$505	$4,858
Additions (1)	—	87	87
Sales proceeds	(649)	(199)	(848)

Gross gains	14	—	14
Gross losses	(20)	(101)	(121)
Net losses	(6)	(101)	(107)
Impairment	(171)	—	(171)
Ending balance	$3,527	$292	$3,819

(1)Additions to other real estate owned (“OREO”) include transfers from loans, capitalized improvements to existing OREO properties and OREO acquired through acquisitions.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $0.6 million as of both September 30, 2018 and 2017. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of September 30, 2018 and held $20 thousand of these loans as of September 30, 2017.

Repossessions

In addition to the other real estate and other assets acquired in foreclosure, the Bank and ALC also acquire assets through the repossession of the underlying collateral of loans in default. Total repossessed assets as of both September 30, 2018 and December 31, 2017 were $0.2 million.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $7.6 million of goodwill as a result of its acquisition of TPB in 2018. Goodwill impairment was neither indicated nor recorded during the three months ended September 30, 2018.

Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.6 million as of September 30, 2018.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 were recorded during the third quarter of 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) as of September 30, 2018 were as follows:

September 30, 2018
(Dollars in Thousands)
Goodwill	$7,552
Core deposit intangible:
Gross carrying amount	2,048
Accumulated amortization	(43)
Core deposit intangible, net	2,005
Total	$9,557

The Company’s estimated remaining amortization expense on intangibles as of September 30, 2018 is as follows:

Amortization Expense
(Dollars in Thousands)
Remainder of 2018	$128
2019	488
2020	414
2021	341
2022	268
2023	195
2024	122
2025	49
Total	$2,005

8.	INVESTMENT IN LIMITED PARTNERSHIP

The Bank holds an investment in an affordable housing project for which it provides funding as a limited partner and has received tax credits related to its investment in the project based on its partnership share. The net assets of the partnership consist primarily of apartment complexes, and the primary liabilities consist of those associated with the operation of the partnership. The Company has determined that this investment requires consolidation as a variable interest entity under ASC Topic 810, Consolidation. The Company holds a 99.9% interest in the limited partnership. Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both September 30, 2018 and December 31, 2017.

9.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, and short-term Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less. Short-term borrowings totaled $0.2 million and $15.6 million as of September 30, 2018 and December 31, 2017, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both September 30, 2018 and December 31, 2017, there were no federal funds purchased outstanding. The Bank had $46.8 million and $18.8 million in available unused lines of credit with correspondent banks and the Federal Reserve as of September 30, 2018 and December 31, 2017, respectively.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of September 30, 2018 and December 31, 2017 totaled $0.2 million and $0.6 million, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of September 30, 2018, the Bank did not have any outstanding FHLB advances with original maturities of less than one year. As of December 31, 2017, the Bank had $15.0 million in outstanding FHLB advances with original maturities of less than one year.

10.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. The Company did not have any long-term FHLB advances outstanding as of September 30, 2018. The Company had long-term FHLB advances outstanding of $10.0 million as of December 31, 2017.

Assets pledged (including loans and investment securities) associated with FHLB advances totaled $29.5 million and $26.0 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, the Bank had $231.0 million and $159.3 million, respectively, in remaining credit from the FHLB (subject to available collateral).

11.	INCOME TAXES

The Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted in December 2017. This legislation made significant changes in federal tax law, including a reduction in the corporate income tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate income tax rate to 21% beginning in 2018.

The Company’s provision for income taxes was $0.4 million for both of the nine-month periods ended September 30, 2018 and 2017. The Company’s effective tax rate was 29.8% and 23.0%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income. The increased effective tax rate for the nine months ended September 30, 2018 compared to the same period of 2017 resulted from the incurrence of acquisition-related expenses during the third quarter of 2018, a portion of which are non-deductible under IRS regulations. This resulted in approximately $0.2 million of additional tax expense during the third quarter of 2018.

The Company had a net deferred tax asset of $5.5 million and $5.6 million as of September 30, 2018 and December 31, 2017, respectively. The decrease in the net deferred tax asset resulted primarily from the impact of the core deposit intangible related to the acquisition of TPB that occurred during the third quarter of 2018.

12.	DEFERRED COMPENSATION PLANS

The Bank has entered into supplemental retirement compensation benefits agreements with certain directors and executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.4 million and $3.5 million as of September 30, 2018 and December 31, 2017, respectively.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan.  As of September 30, 2018 and December 31, 2017, a total of 112,567 and 103,620 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

13.	STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.2 million for both of the nine-month periods ended September 30, 2018 and 2017.

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

	2018	2017
Risk-free interest rate	2.77%	2.23%
Expected term (in years)	7.5	7.5
Expected stock price volatility	28.3%	25.4%
Dividend yield	1.50%	1.50%

The following table summarizes the Company's stock option activity for the periods presented:

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	318,000	$9.43	272,550	$8.21
Granted	62,150	11.71	70,600	13.84
Exercised	500	8.12	19,316	8.15
Expired	—	—	—	—
Forfeited	1,700	11.15	3,334	11.79
Options outstanding, end of period	377,950	$9.80	320,500	$9.42
Options exercisable, end of period	249,467	$8.72	208,633	$8.20

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.7 million and $0.8 million as of September 30, 2018 and 2017, respectively.

Restricted Stock

During the nine months ended September 30, 2018 and 2017, respectively, Bancshares granted 10,520 shares and 7,533 shares of restricted stock under its 2013 Incentive Plan. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

14.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Prior to the third quarter of 2018, the Bank held two forward interest rate swap contracts on variable-rate FHLB advances. The swaps were designated as derivative instruments in cash flow hedges with the objective of protecting the quarterly interest rate payments on the FHLB advances from the risk of variability of those payments resulting from changes in interest rates. During the third quarter of 2018, the Bank voluntarily settled both of these forward interest rate swap contracts with the counterparty and concurrently paid down the associated hedged variable-rate FHLB advances. Since the intended forecasted transactions (the variable interest rate payments associated with the FHLB advances) will no longer occur as previously expected, all amounts associated with the fair value of the derivative assets and net after-tax gains recorded in accumulated other comprehensive income were recognized as gains during the third quarter of 2018. The amounts recognized as gains totaled approximately $1.0 million on a pre-tax basis and $0.7 million on an after-tax basis.

15.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of Bancshares: the Bank and ALC. The reportable segments were determined using the internal management reporting system. These segments comprise Bancshares’ and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the tables below:

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended September 30, 2018:
Net interest income	$5,001	$3,322	$5	$—	$8,328
Provision for loan losses	176	613	—	—	789
Total non-interest income	1,850	268	630	(636)	2,112
Total non-interest expense	6,508	2,384	455	(205)	9,142
Income before income taxes	167	593	180	(431)	509
Provision for income taxes	195	131	(57)	—	269
Net income	$(28)	$462	$237	$(431)	$240
Other significant items:
Total assets	$805,007	$105,859	$84,362	$(192,663)	$802,595
Total investment securities	159,416	—	80	—	159,496
Total loans, net	509,695	103,106	—	(92,979)	519,822
Goodwill and core deposit intangible, net	9,557	—	—	—	9,557
Investment in subsidiaries	5	—	77,242	(77,242)	5
Fixed asset additions	195	97	—	—	292
Depreciation and amortization expense	334	40	—	—	374
Total interest income from external customers	4,916	4,536	—	—	9,452
Total interest income from affiliates	1,212	—	5	(1,217)	—

For the nine months ended September 30, 2018:
Net interest income	$13,362	$9,769	$13	$—	$23,144
Provision for loan losses	215	1,934	—	—	2,149
Total non-interest income	3,665	796	2,167	(2,244)	4,384
Total non-interest expense	15,927	7,334	1,267	(593)	23,935
Income before income taxes	885	1,297	913	(1,651)	1,444
Provision for income taxes	325	283	(177)	—	431
Net income	$560	$1,014	$1,090	$(1,651)	$1,013
Other significant items:
Fixed asset additions	500	153	—	—	653
Depreciation and amortization expense	973	105	—	—	1,078
Total interest income from external customers	12,736	13,225	—	—	25,961
Total interest income from affiliates	3,455	—	13	(3,468)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
As of and for the three months ended September 30, 2017:
Net interest income	$4,192	$2,940	$3	$—	$7,135
Provision (reduction in reserve) for loan losses	(130)	503	—	—	373
Total non-interest income	1,005	219	954	(942)	1,236
Total non-interest expense	4,699	2,303	336	(148)	7,190
Income before income taxes	628	353	621	(794)	808
Provision for income taxes	48	202	(77)	—	173
Net income	$580	$151	$698	$(794)	$635
Other significant items:
Total assets	$616,820	$92,942	$84,170	$(179,333)	$614,599
Total investment securities	185,722	—	80	—	185,802
Total loans, net	329,327	89,326	—	(80,627)	338,026
Investment in subsidiaries	5	—	78,469	(78,469)	5
Fixed asset additions	818	13	—	—	831
Depreciation and amortization expense	238	41	—	—	279
Total interest income from external customers	3,596	4,224	—	—	7,820
Total interest income from affiliates	1,284	—	3	(1,287)	—

For the nine months ended September 30, 2017:
Net interest income	$12,168	$8,933	$10	$—	$21,111
Provision (reduction in reserve) for loan losses	(130)	1,594	—	—	1,464
Total non-interest income	2,647	700	2,451	(2,465)	3,333
Total non-interest expense	13,522	6,966	1,074	(472)	21,090
Income before income taxes	1,423	1,073	1,387	(1,993)	1,890
Provision for income taxes	249	458	(272)	—	435
Net income	$1,174	$615	$1,659	$(1,993)	$1,455
Other significant items:
Fixed asset additions	8,578	103	—	—	8,681
Depreciation and amortization expense	657	124	—	—	781
Total interest income from external customers	10,493	12,520	—	—	23,013
Total interest income from affiliates	3,587	—	9	(3,596)	—

16.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the nine-month periods ended September 30, 2018 and 2017, there were no credit losses associated with derivative contracts.

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

	September 30, 2018	December 31, 2017
	(Dollars in Thousands)
Standby letters of credit	$916	$180
Commitments to extend credit	$72,232	$55,801

Standby letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the lives of the standby letters of credit. As of September 30, 2018 and December 31, 2017, the potential amount of future payments that the Bank could be required to make under its standby letters of credit, which represent the Bank’s total credit risk in this category, is included in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of both September 30, 2018 and December 31, 2017, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates the accrued liability for the ultimate costs to close known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million as of both September 30, 2018 and December 31, 2017. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

During the third quarter of 2018, the Bank entered into an agreement with a third party to lease all unused remaining office space at the Bank’s Birmingham, Alabama location (known as “Pump House Plaza”). Under the terms of the lease, the Bank agreed to pay for a one-time build-out of the tenant space, subject to a maximum amount. The total cost to the Bank under the agreement is estimated to be approximately $2.8 million. Depreciation of the costs will commence upon the effective date of the lease, which is scheduled for the fourth quarter of 2018.

As of September 30, 2018, the aggregate purchase price associated with the acquisition of TPB remained subject to adjustment contingent on determination of TPB’s final net book value as of the date of closing in accordance with the transaction agreement. An accrual of approximately $1.4 million was recorded as of September 30, 2018 representing the Bank’s estimate of additional cash to be paid related to the final settlement. Subsequent to September 30, 2018, the majority of contingencies associated with the amount were resolved and an amount approximating the amount that was accrued as of September 30, 2018 was paid in cash by the Bank to the selling parties under the transaction agreement.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the nine months ended September 30, 2018 or the year ended December 31, 2017.

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

The following table presents assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of September 30, 2018 Using
	Totals At September 30, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$74,311	$—	$74,311	$—
Commercial	57,716	—	57,716	—
Obligations of states and political subdivisions	5,151	—	5,151	—
U.S. Treasury securities	80	—	80	—

	Fair Value Measurements as of December 31, 2017 Using
	Totals At December 31, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$82,786	$—	$82,786	$—
Commercial	66,074	—	66,074	—
Obligations of states and political subdivisions	4,931	—	4,931	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	443	—	443	—

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

The following table presents the balances of impaired loans, OREO and assets held-for-sale measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements as of September 30, 2018 Using
	Totals At September 30, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$3,080	$—	$—	$3,080
OREO	1,489	—	—	1,489
Assets held-for-sale	198	—	—	198

The impaired loans amounts above include purchased credit impaired loans. As of September 30, 2018, purchased credit impaired loans comprised $2.2 million of impaired loans.

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

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2018. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of September 30, 2018 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value As Of September 30, 2018	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$3,080	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%)

OREO	$1,489	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%)

Assets held-for-sale	$198	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%)

The impaired loans amounts above include purchased credit impaired loans. As of September 30, 2018, purchased credit impaired loans comprised $2.2 million of impaired loans.

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$50,083	$50,083	$50,083	$—	$—
Investment securities available-for-sale	137,258	137,258	—	137,258	—
Investment securities held-to-maturity	22,238	21,479	—	21,479	—
Federal funds sold	8,561	8,561	—	8,561	—
Federal Home Loan Bank stock	703	703	—	—	703
Loans, net of allowance for loan losses	519,822	511,417	—	—	511,417
Liabilities:
Deposits	715,761	712,914	—	712,914	—
Short-term borrowings	192	192	—	192	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$27,124	$27,124	$27,124	$—	$—
Investment securities available-for-sale	153,871	153,871	—	153,871	—
Investment securities held-to-maturity	26,279	25,949	—	25,949	—
Federal funds sold	15,000	15,000	—	15,000	—
Federal Home Loan Bank stock	1,609	1,609	—	—	1,609
Loans, net of allowance for loan losses	346,121	342,248	—	—	342,248
Other assets – derivatives	443	443	—	443	—
Liabilities:
Deposits	517,079	515,645	—	515,645	—
Short-term borrowings	15,594	15,594	—	15,594	—
Long-term debt	10,000	9,998	—	9,998	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of September 30, 2018, the Bank operated and served its customers through 20 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company organized for the purpose of making and purchasing consumer loans. ALC’s principal office is located in Mobile, Alabama. The Bank is the funding source for ALC. As of September 30, 2018, in addition to its principal office, ALC operated twenty-one offices located in Alabama and southeast Mississippi. In addition, ALC conducted indirect lending operations through retailers in 10 states.

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

Delivery of the best possible financial services to customers remains an overall operational focus of Bancshares and its subsidiaries (collectively, the “Company”). The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 271 full-time equivalent employees (as of September 30, 2018), to ensure customer satisfaction and convenience.

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

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of September 30, 2018 to December 31, 2017, while comparing income and expense for the nine-month periods ended September 30, 2018 and 2017.

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

EXECUTIVE OVERVIEW

The Company earned net income of $0.2 million, or $0.03 per diluted common share, during the three-months ended September 30, 2018, compared to $0.6 million, or $0.10 per diluted common share, for the three months ended September 30, 2017. For the nine months ended September 30, 2018, net income totaled $1.0 million, or $0.15 per diluted common share, compared to $1.5 million, or $0.22 per diluted common share, for the corresponding nine-month period of 2017.

Summarized condensed consolidated statements of operations are included below for the three- and nine-month periods ended September 30, 2018 and 2017, respectively.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Interest income	$9,452	$7,820	$25,961	$23,013
Interest expense	1,124	685	2,817	1,902
Net interest income	8,328	7,135	23,144	21,111
Provision for loan and lease losses	789	373	2,149	1,464
Net interest income after provision for loan and lease losses	7,539	6,762	20,995	19,647
Non-interest income	2,112	1,236	4,384	3,333
Non-interest expense	9,142	7,190	23,935	21,090
Income before income taxes	509	808	1,444	1,890
Provision for income taxes	269	173	431	435
Net income	$240	$635	$1,013	$1,455

Acquisition and Merger of The Peoples Bank

Both third quarter and year-to-date 2018 earnings were significantly impacted by the Company’s acquisition of The Peoples Bank (“TPB”) and merger of TPB into the Bank which was completed on August 31, 2018. As of the acquisition date, TPB’s assets totaled $166.5 million, consisting primarily of pre-discounted gross loans totaling $156.8 million. Total deposits assumed in the transaction were $140.0 million.  In accordance with the acquisition method of accounting, preliminary purchase accounting entries were recorded as of the acquisition date to adjust the assets and liabilities to estimated fair value, resulting in goodwill of approximately $7.6 million.

During the three- and nine-months ended September 30, 2018, approximately $1.5 million in non-recurring acquisition-related expenses were recorded by the Company. These expenses included approximately $0.7 million associated with the early termination of TPB’s contractual obligations with its core processing provider.  Other acquisition-related expenses included legal, professional, employee benefit and other data processing expenses.

Other Significant Impacts on Earnings

The following discussion summarizes the most significant activity that drove changes in the Company’s net income during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Net Interest Income

Net interest income increased by $2.0 million, or 9.6% (annualized), primarily due to increases in average loans outstanding. Average loans increased by $49.7 million. Organic loan growth (independent of growth resulting from the TPB acquisition) totaled $18.6 million, or 7.2% (annualized). Net interest income attributable to loans acquired from TPB during the period totaled $0.7 million, including accretion of the fair value discount on purchased loans and premium on time deposits which totaled $0.1 million during the period. Net yield on interest earning assets improved to 5.27% for the nine months ended September 30, 2018, compared to 5.08% during the corresponding period of 2017.

Provision for Loan and Lease Losses

The provision for loan and lease losses increased by $0.7 million, or 6.2% (annualized), a significant portion of which was associated with ALC’s indirect point-of-sales consumer lending portfolio. In general, ALC’s consumer loans require higher levels of loss provisioning than the Bank’s commercial loans. However, point-of-sale indirect lending has resulted in loans that are generally of higher credit quality than ALC’s traditional direct consumer lending portfolio. Accordingly, losses in this portfolio have historically been lower than the direct consumer portfolio.

Non-interest Income

Non-interest income increased by $1.1 million due primarily to the settlement during the third quarter of 2018 of two forward interest rate swap contracts that netted a pre-tax gain of approximately $1.0 million. In addition, the Bank earned fees from secondary mortgage activities that were $0.2 million higher than fees earned during the nine months ended September 30, 2017, the first year of operation of the Bank’s mortgage division. These increases were partially offset by a reduction in gains on sales and prepayments of investment securities totaling $0.1 million.

Non-interest Expense

Non-interest expense increased by $2.8 million due in part to expenses associated with the acquisition of TPB totaling $1.5 million during the nine months ended September 30, 2018. In addition, salaries and employee benefits expenses increased by $0.7 million and net building and occupancy expense increased by $0.5 million. The increase in salaries and benefits resulted from merit and cost of living salary increases for the Company’s employees during the nine months ended September 30, 2018, combined with additional expenses subsequent to the acquisition of TPB related to the assumption of salaries and benefits for employees of TPB. The increase in building and occupancy expense was associated with the Bank’s Pump House Plaza office complex in Birmingham, Alabama, which became operational during the third quarter of 2017 and now serves as the headquarters of both the Company and the Bank. During the third quarter of 2018, the Bank entered into an agreement to lease all unused remaining leasable space in Pump House Plaza. The lease, which is scheduled to commence during the fourth quarter of 2018, is expected to generate in excess of $0.7 million of lease revenue annually and is expected to offset the Bank’s building and occupancy-related expenses associated with the facility. Under the terms of the lease, the Bank agreed to pay for a one-time build-out of the tenant-occupied space, subject to a maximum amount. The Bank’s total capital expenditure under the agreement is estimated to be approximately $2.8 million.

Provision for Income Taxes

The Company’s effective tax rate increased to 29.8% during the nine months ended September 30, 2018, compared to 23.0% during the corresponding period of 2017. The increased effective tax rate resulted from the incurrence of acquisition-related expenses during the nine months ended September 30, 2018, a portion of which are not expected to be deductible on the Company’s 2018 tax return under IRS regulations. This resulted in approximately $0.2 million of additional estimated tax expense during the nine months ended September 30, 2018.

Balance Sheet Management

As of September 30, 2018, the Company’s assets totaled $802.6 million, compared to $625.6 million as of December 31, 2017, an increase of 28.3%. The increase resulted primarily from the acquisition of TPB. The discussion below summarizes significant balance sheet components comparing September 30, 2018 to December 31, 2017.

Loans and Credit Quality

Net loans increased to $519.8 million as of September 30, 2018, compared to $346.1 million as of December 31, 2017. The majority of the increase was due to the acquisition of TPB, supplemented by annualized organic loan growth of 7.2%, as mentioned previously. As a result of the loan growth, the Company’s ratio of net loans to deposits was 72.6% as of September 30, 2018, compared to 66.9% as of December 31, 2017, while net loans to assets totaled 64.8% and 55.3% as of September 30, 2018 and December 31, 2017, respectively. Management remains focused on quality loan growth and believes that these levels continue to provide ample opportunity to expand the loan portfolio.

As of September 30, 2018, the allowance for loan and lease losses totaled $5.1 million, or 0.97% of gross loans outstanding, representing a decrease from 1.36% as of December 31, 2017. In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the acquisition of TPB were recorded at fair value. Accordingly, there was no allowance for loan or lease losses associated with the acquired loan portfolio at the acquisition date. Management continues to evaluate the need for an allowance on the acquired portfolio, factoring in the remaining net discount on the loans, which totaled $2.3 million, or 1.51% of gross purchased loans, as of September 30, 2018. Management believes that the allowance for loan and lease losses as of September 30, 2018 is sufficient to provide for losses in the existing portfolio.

Non-performing assets, including loans in non-accrual status and other real estate owned (OREO), totaled $5.3 million, or 0.66% of total assets, as of September 30, 2018, compared to $5.9 million, or 0.95% of total assets, as of December 31, 2017. The decrease was largely driven by continued resolution of OREO properties. OREO decreased to $1.5 million as of September 30, 2018, compared to $3.8 million as of December 31, 2017. The reduction in OREO was partially offset by an increase in non-accrual loans resulting from the acquisition of TPB. Non-accrual loans totaled $3.8 million as of September 30, 2018, compared to $2.1 million as of December 31, 2017.

Investment Securities

The investment securities portfolio continues to provide the Company with additional liquidity and allows management to fund a portion of loan growth from the maturity and payoff of securities within the portfolio. During the first nine months of 2018, in preparation for the acquisition of TPB, as well as to support the funding or organic loan growth, management generally re-deployed maturing securities into other interest-earning assets, including cash utilized in the acquisition of TPB. As of September 30, 2018, the investment securities portfolio totaled $159.5 million, compared to $180.1 million as of December 31, 2017. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Deposits and Borrowings

Deposits totaled $715.8 million as of September 30, 2018, compared to $517.1 million as of December 31, 2017, an increase of $198.7 million. Of this amount, $140.0 million was attributable to deposits acquired from TPB as part of the acquisition. In addition, deposits at TPB increased by approximately $10.0 million subsequent to the acquisition in connection with amounts deposited by the transaction sellers.  Independent of deposits at TPB, deposits at the Bank increased by approximately $27.6 million during the nine months ended September 30, 2018. The majority of this growth occurred at the Bank’s Pump House Plaza branch which opened in Birmingham in the third quarter of 2017. In addition, the Bank increased its holdings of wholesale brokered deposits by approximately $21.1 million during the nine months ended September 30, 2018, primarily as a replacement of $20 million in FHLB borrowings that were paid off during the period.

Liquidity and Capital

The Company continues to maintain excess funding capacity to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong deposit base, a liquid investment securities portfolio and access to funding from a variety of sources, including federal funds lines, FHLB advances and brokered deposits. Management believes that continued success in loan growth efforts at both the Bank and ALC, combined with continued adherence to established credit underwriting standards, will strengthen both the diversity and credit quality of the Company’s loan portfolio, while improving interest and fee income on loans.

As a result of the acquisition of TPB, the Company has leveraged its equity capital to levels that management believes will facilitate the achievement of stronger returns on equity in the future. As of September 30, 2018, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 12.28%. Its total capital ratio was 13.20% and Tier 1 leverage ratio was 8.78%.  Although these ratios are lower than those reported in previous quarters, they continue to be at higher levels than the ratios required to be considered a “well-capitalized” bank under applicable banking regulations.

RESULTS OF OPERATIONS

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

The following tables show the average balances of each principal category of assets, liabilities and shareholders’ equity for the three- and nine-month periods ended September 30, 2018 and 2017. Additionally, the tables provide an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$315,278	$3,859	4.86%	$240,006	$2,578	4.26%
Loans – ALC (Note A)	104,447	4,536	17.23%	91,193	4,224	18.38%
Taxable investment securities	161,560	814	2.00%	187,670	857	1.81%
Non-taxable investment securities	2,217	16	2.86%	8,225	75	3.62%
Federal funds sold	15,102	79	2.08%	—	—	—%
Interest-bearing deposits in banks	30,236	148	1.94%	27,249	86	1.25%
Total interest-earning assets	628,840	9,452	5.96%	554,343	7,820	5.60%
Non-interest-earning assets:
Other assets	61,923			58,786
Total	$690,763			$613,129
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$156,142	$181	0.46%	$164,852	$161	0.39%
Savings deposits	134,673	277	0.82%	82,201	53	0.26%
Time deposits	217,288	662	1.21%	182,405	403	0.88%
Borrowings	5,888	4	0.27%	20,099	68	1.34%
Total interest-bearing liabilities	513,991	1,124	0.87%	449,557	685	0.60%
Non-interest-bearing liabilities:
Demand deposits	92,841			77,723
Other liabilities	7,628			7,282
Shareholders’ equity	76,303			78,567
Total	$690,763			$613,129
Net interest income (Note B)		$8,328			$7,135
Net yield on interest-earning assets			5.25%			5.11%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $1.1 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively. At ALC, these loans averaged $1.2 million and $1.6 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.1 million for both of the three-month periods ended September 30, 2018 and 2017. At ALC, loan fees totaled $0.4 million and $0.5 million for the respective periods presented.

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$277,839	$9,590	4.61%	$238,428	$7,408	4.15%
Loans – ALC (Note A)	99,222	13,225	17.82%	88,918	12,520	18.83%
Taxable investment securities	170,671	2,548	2.00%	196,200	2,659	1.81%
Non-taxable investment securities	4,426	116	3.50%	8,989	245	3.64%
Federal funds sold	9,838	144	1.96%	—	—	—%
Interest-bearing deposits in banks	25,074	338	1.80%	22,705	181	1.07%
Total interest-earning assets	587,070	25,961	5.91%	555,240	23,013	5.54%
Non-interest-earning assets:
Other assets	59,550			56,012
Total	$646,620			$611,252
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$160,094	$520	0.43%	$162,920	$465	0.38%
Savings deposits	107,444	488	0.61%	80,364	132	0.22%
Time deposits	192,750	1,611	1.12%	183,242	1,116	0.81%
Borrowings	16,895	198	1.57%	21,596	189	1.17%
Total interest-bearing liabilities	477,183	2,817	0.79%	448,122	1,902	0.57%
Non-interest-bearing liabilities:
Demand deposits	86,490			77,976
Other liabilities	7,088			7,223
Shareholders’ equity	75,859			77,931
Total	$646,620			$611,252
Net interest income (Note B)		$23,144			$21,111
Net yield on interest-earning assets			5.27%			5.08%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $0.6 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively. At ALC, these loans averaged $1.5 million and $1.6 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.4 million and $0.3 million for the nine-month periods ended September 30, 2018 and 2017, respectively. At ALC, loan fees totaled $1.4 million and $1.6 million for the respective periods presented.

Interest income earned on loans for both the Bank and ALC increased in both the three- and nine-month periods ended September 30, 2018 compared to the corresponding periods of the previous year, primarily as a result of growth in average loan volume, as well as increased yield in most earning asset categories. The loan volume increases were partially offset by decreases in the average balances of taxable and non-taxable investments. The shift in the mix of earning assets is consistent with management’s ongoing strategy to utilize cash flows from the maturity and paydown of investment securities to fund loan growth as opportunities permit. The investment portfolio has been structured to provide monthly cash flows through the maturity and paydown of securities in a manner that management believes can continue to fund a substantial portion of loan growth over time. Aggregate yield on earning assets increased in both the three- and nine-month periods presented compared to the corresponding periods of 2017. Yield increased in all categories of earning assets, except loans at ALC. The decrease in yield on loans at ALC is consistent with the focus on indirect lending at ALC which generally provides lower yielding loans, but with corresponding higher credit quality and lower losses.

Interest expense increased in both the three- and nine-month periods ended September 30, 2018 compared to the corresponding periods of 2017 due to increases in the volume of interest-bearing liabilities, as well as increases in rates commensurate with the interest rate environment experienced during the twelve months between September 30, 2018 and 2017.

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

Provision for Loan and Lease Losses

The provision for loan and lease losses is an expense used to establish the allowance for loan and lease losses. Actual loan and lease losses, net of recoveries, are charged directly to the allowance for loan and lease losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The following table presents the provision for loan and lease losses for the Bank and ALC for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Bank	$176	$(130)	$215	$(130)
ALC	613	503	1,934	1,594
Total	$789	$373	$2,149	$1,464

At the Bank, during both the three- and nine-month periods ended September 30, 2018, recoveries of previously charged-off loans exceeded current period charge-offs. The increase in provision expense during the third quarter of 2018 was due to substantial loan growth at the Bank that was not experienced in the third quarter of 2017. The Bank’s allowance for loan and lease losses as a percentage of loans totaled 0.65% as of September 30, 2018, compared to 0.95% as of December 31, 2017 and 0.96% as of September 30, 2017. The decrease in the allowance for loan and lease losses as a percentage of loans was due to the acquisition of TPB that occurred during the third quarter of 2018. In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the acquisition of TPB were recorded at fair value; accordingly, there was no allowance for loan and lease losses associated with the acquired loan portfolio at the acquisition date. Management continues to evaluate the need for an allowance on the acquired portfolio, factoring in the remaining net discount on the loans which totaled $2.3 million, or 1.51% of gross purchased loans, as of September 30, 2018.

At ALC, the provision for loan and lease losses increased comparing both the three- and nine-month periods ended September 30, 2018 to the corresponding periods of 2017 based primarily on growth in ALC’s loan balances. ALC’s allowance for loan and lease losses as a percentage of loans totaled 2.28% as of September 30, 2018, compared to 2.48% as of December 31, 2017 and 2.60% as of September 30, 2017. The decrease in the allowance for loan and lease losses as a percentage of loans was due to the changing mix of ALC’s portfolio to point-of-sale indirect lending, which has enhanced the credit quality of ALC’s loan portfolio.

For the Company, the allowance for loan and lease losses as a percentage of loans totaled 0.97% as of September 30, 2018, compared to 1.36% as of December 31, 2017 and 1.40% as of September 30, 2017. As discussed above, the decrease in the allowance for loan and lease losses as a percentage of loans was due to the acquisition of TPB that occurred during the third quarter of 2018. Based on our evaluation of the loan portfolio, we believe that the allowance for loan and lease losses at both the Bank and ALC is adequate to absorb losses inherent in the loan portfolio as of September 30, 2018. While we believe that the methodologies and calculations that have been used in the determination of the allowance are adequate, our conclusions are based on estimates and judgments and are, therefore, approximate and imprecise. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which the Bank and ALC operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan and lease losses, as well as the resulting provision for loan and lease losses. In general, we expect the provision for loan and lease losses to increase commensurate with growth in loan volume at both the Bank and ALC.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Service charges and other fees on deposit accounts	$489	$481	$8	1.7%	$1,400	$1,406	$(6)	(0.4)%
Credit insurance commissions and fees	198	160	38	23.8%	516	459	57	12.4%
Bank-owned life insurance	107	106	1	0.9%	319	318	1	0.3%
Net gain on sale and prepayment of investment securities	—	178	(178)	(100.0)%	105	228	(123)	(53.9)%
Net gain on settlement of derivative contracts	981	—	981	100.0%	981	—	981	100.0%
Mortgage fees from secondary market	128	89	39	43.8%	389	147	242	164.6%
Other income	209	222	(13)	(5.9)%	674	775	(101)	(13.0)%
Total non-interest income	$2,112	$1,236	$876	70.9%	$4,384	$3,333	$1,051	31.5%

Non-interest income at the Bank consists of service charges and other fees on deposit accounts; bank-owned life insurance; net gains on the sale and prepayment of investment securities; net gains on the settlement of derivative contracts; mortgage fees from the secondary market; and other non-interest income, which includes fee income generated by the Bank, such as ATM fees and real estate rental income. Non-interest income at ALC consists of credit insurance commissions and fees and other non-interest income generated for ancillary services, such as ALC’s auto club membership program. The increase in non-interest income for both the three- and nine-month periods ended September 30, 2018 compared to the same periods in 2017 resulted primarily from the settlement of two forward interest rate swap contracts with the counterparty that netted a pre-tax gain of $1.0 million. The increase is also attributable to fees earned from secondary market mortgage closings at the Bank. These increases were partially offset by a decrease in gains on sale and prepayment of investment securities in both the three- and nine-month periods ended September 30, 2018. The Bank’s mortgage division, which began operating in the second quarter of 2017, generates non-interest income by closing loans in the secondary market. Given the nature of the types of revenues categorized as non-interest income, there is uncertainty as to the level of revenue that will be derived from these sources in the future.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Salaries and employee benefits	$4,643	$4,370	$273	6.2%	$13,743	$13,048	$695	5.3%
Net occupancy and equipment expense	983	806	177	22.0%	2,745	2,276	469	20.6%
Computer services	328	337	(9)	(2.7)%	937	1,036	(99)	(9.6)%
Insurance expense and assessments	206	161	45	28.0%	583	479	104	21.7%
Fees for professional services	242	187	55	29.4%	781	650	131	20.2%
Postage, stationery and supplies	207	174	33	19.0%	609	479	130	27.1%
Telephone/data communications	207	206	1	0.5%	595	628	(33)	(5.3)%
Acquisition expenses	1,492	—	1,492	100.0%	1,492	—	1,492	100.0%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	(79)	196	(275)	(140.3)%	22	277	(255)	(92.1)%
Carrying costs	32	48	(16)	(33.3)%	107	184	(77)	(41.8)%
Total other real estate/foreclosure expense	(47)	244	(291)	(119.3)%	129	461	(332)	(72.0)%
Other	881	705	176	25.0%	2,321	2,033	288	14.2%
Total non-interest expense	$9,142	$7,190	$1,952	27.1%	$23,935	$21,090	$2,845	13.5%

Non-interest expense consists of the items noted above. The increase in non-interest expense for the three and nine months ended September 30, 2018 compared to the same periods in 2017 resulted primarily from expenses associated with the TPB acquisition that totaled approximately $1.5 million during the third quarter of 2018. In addition, salaries and benefits increased as a result of merit and cost of living salary increases for the Bank’s employees, combined with additional expense during the third quarter of 2018 related to the assumption by the Company of salaries and benefits for employees of TPB post-acquisition. The increase also resulted from increased expenses associated with the Bank’s Pump House Plaza office complex in Birmingham, Alabama, which became operational during the third quarter of 2017. Occupancy and equipment expense increased as a result of depreciation and operating expenses associated with the location, which now serves as the headquarters of both the Bank and the Company. During the third quarter of 2018, the Bank entered into an agreement with a third party to lease all unused remaining leasable space in Pump House Plaza. The lease, which is scheduled to commence during the fourth quarter of 2018, is expected to generate in excess of $0.7 million of lease revenue annually and is expected to offset a significant portion of expense associated with the location. In general, non-interest expense is expected to increase over time due to inflationary pressures; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist.

Provision for Income Taxes

The provision for income taxes was $0.3 million and $0.2 million for the three-month periods ended September 30, 2018 and 2017, respectively. The Company’s effective tax rate was 52.8% for the third quarter of 2018, compared to 21.4% for the third quarter of 2017. For both of the nine month periods ended September 30, 2018 and 2017, the provision for income taxes was $0.4 million, and the effective tax rate for the respective periods was 29.8% and 23.0%. The increased tax provisioning during the third quarter of 2018 resulted from the incurrence of acquisition-related expenses during the quarter, a portion of which are non-deductible under IRS regulations. This resulted in approximately $0.2 million of additional tax expense during the quarter.

Under the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), beginning January 1, 2018, the Company’s federal statutory income tax rate was set at 21%, reduced from the 34% statutory income tax rate previously applied. Aside from the impact of Tax Reform and in the normal course of business, the effective tax rate is also expected to fluctuate based on recurring items, such as changes in tax-exempt interest income earned from bank-qualified municipal bonds and loans and the cash surrender value of bank-owned life insurance. Management makes decisions about whether to invest in tax-exempt instruments on a case-by-case basis after considering a number of factors, including investment return, credit quality and the consistency of such investments with the Company’s overall strategy. The Company’s effective tax rate is expected to fluctuate commensurate with the level of these investments as compared to total pre-tax income.

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 3.2 years and 2.8 years as of September 30, 2018 and December 31, 2017, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of September 30, 2018, available-for-sale securities totaled $137.3 million, or 86.1% of the total investment portfolio, compared to $153.9 million, or 85.4% of the total investment portfolio, as of December 31, 2017. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of September 30, 2018, held-to-maturity securities totaled $22.2 million, or 13.9% of the total investment portfolio, compared to $26.3 million, or 14.6% of the total investment portfolio, as of December 31, 2017. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of state and political subdivisions.

Loans and Allowance for Loan and Lease Losses

The tables below summarize loan balances by portfolio category for both the Bank and ALC at the end of each of the most recent five quarters as of September 30, 2018:

	Bank
	2018			2017
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$43,501	$22,878	$25,965	$26,143	$20,213
Secured by 1-4 family residential properties	111,555	38,968	36,618	34,272	35,125
Secured by multi-family residential properties	22,915	18,374	16,396	16,579	16,498
Secured by non-farm, non-residential properties	150,523	112,461	111,546	105,133	107,679
Other	1,100	187	188	190	223
Commercial and industrial loans	83,087	59,320	65,996	69,969	66,320
Consumer loans	7,075	5,420	5,416	5,217	5,431
Total loans	$419,756	$257,608	$262,125	$257,503	$251,489
Less unearned interest, fees and deferred cost	331	351	349	374	367
Allowance for loan losses	2,709	2,520	2,500	2,447	2,422
Net loans	$416,716	$254,737	$259,276	$254,682	$248,700

	ALC
	2018			2017
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	8,472	9,176	9,963	10,801	11,490
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	31,965	32,902	32,758	34,083	35,650
Indirect sales	71,005	67,429	60,157	55,071	50,553
Total loans	$111,442	$109,507	$102,878	$99,955	$97,693
Less unearned interest, fees and deferred cost	5,929	6,283	6,020	6,189	5,981
Allowance for loan losses	2,407	2,432	2,329	2,327	2,386
Net loans	$103,106	$100,792	$94,529	$91,439	$89,326

The tables below summarize changes in the allowance for loan and lease losses for both the Bank and ALC for each of the most recent five quarters as of September 30, 2018:

	Bank
	2018			2017
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,520	$2,500	$2,447	$2,422	$2,526
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	—	(1)	(8)	—	—
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	—	(2)	—	—	—
Consumer loans	(3)	—	—	—	(1)
Other loans	—	—	—	—	—
Total charge-offs	(3)	(3)	(8)	—	(1)
Recoveries	16	23	22	25	27
Net recoveries (charge-offs)	13	20	14	25	26
Provision (reduction in reserve) for loan losses	176	—	39	—	(130)
Ending balance	$2,709	$2,520	$2,500	$2,447	$2,422
as a % of loans	0.65%	0.98%	0.96%	0.95%	0.96%

	ALC
	2018			2017
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,432	$2,329	$2,327	$2,386	$2,379
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(41)	(18)	(14)	(1)	(10)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans:
Consumer	(628)	(609)	(604)	(576)	(494)
Indirect sales	(144)	(131)	(147)	(142)	(150)
Other loans	—	—	—	—	—
Total charge-offs	(813)	(758)	(765)	(719)	(654)
Recoveries	176	159	148	137	158
Net recoveries (charge-offs)	(637)	(599)	(617)	(582)	(496)
Provision (reduction in reserve) for loan losses	612	702	619	523	503
Ending balance	$2,407	$2,432	$2,329	$2,327	$2,386
as a % of loans	2.28%	2.36%	2.40%	2.48%	2.60%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of September 30, 2018 were as follows:

	Consolidated
	2018			2017
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$3,782	$1,713	$2,037	$2,148	$1,956
Other real estate owned	1,489	2,181	3,343	3,792	3,819
Total	$5,271	$3,894	$5,380	$5,940	$5,775
Nonperforming assets as a percentage of loans and other real estate	1.00%	1.07%	1.49%	1.67%	1.67%
Nonperforming assets as a percentage of total assets	0.66%	0.61%	0.86%	0.95%	0.94%

	Bank
	2018			2017
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$2,581	$360	$369	$315	$332
Other real estate owned	1,319	2,002	3,100	3,527	3,527
Total	$3,900	$2,362	$3,469	$3,842	$3,859
Nonperforming assets as a percentage of loans and other real estate	0.93%	0.91%	1.31%	1.47%	1.52%
Nonperforming assets as a percentage of total assets	0.48%	0.37%	0.55%	0.61%	0.63%

	ALC
	2018			2017
	September 30,	June 30,	March 31,	December 31,	September 30,
	(Dollars in Thousands)
Non-accrual loans	$1,201	$1,353	$1,668	$1,833	$1,624
Other real estate owned	170	179	243	265	292
Total	$1,371	$1,532	$1,911	$2,098	$1,916
Nonperforming assets as a percentage of loans and other real estate	1.30%	1.48%	1.97%	2.23%	2.08%
Nonperforming assets as a percentage of total assets	1.30%	1.48%	1.96%	2.22%	2.06%

Deposits

Total deposits increased by 38.4% to $715.8 million as of September 30, 2018, from $517.1 million as of December 31, 2017. Total deposits acquired from TPB during the third quarter of 2018 attributed to $140.0 million of this growth. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits totaled $635.5 million, or 88.8% of total deposits, as of September 30, 2018, compared to $489.0 million, or 94.6% of total deposits, as of December 31, 2017.

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

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. During the third quarter of 2018, these borrowings represented 1.1% of average interest-bearing liabilities, compared to 4.5% in the third quarter of 2017.

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base. As of September 30, 2018, shareholders’ equity totaled $77.5 million, or 9.7% of total assets, compared to $76.2 million, or 12.2% of total assets, as of December 31, 2017. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The increase in shareholders’ equity during the nine months ended September 30, 2018 resulted primarily from an increase in surplus associated with the TPB acquisition and growth in retained earnings, which were partially offset by an increase in accumulated other comprehensive loss associated with unrealized losses in the fair value of available-for-sale securities during the nine-month period ended September 30, 2018. The fair value of the available-for-sale portfolio fluctuates based primarily on changes in interest rates. Accordingly, the net unrealized losses during the nine months ended September 30, 2018 are not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During each of the three-month periods ended September 30, 2018 and 2017, Bancshares declared a dividend of $0.02 per common share, or approximately $0.1 million in aggregate amount.

As of both September 30, 2018 and December 31, 2017, the Company retained approximately $20.4 million in treasury stock. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2018. There are 242,303 shares available for repurchase under this program, at management’s discretion. No shares were purchased under this program during the nine months ended September 30, 2018 or in 2017.

As of September 30, 2018 and December 31, 2017, a total of 112,567 and 103,620 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity surplus. The Company uses shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $156.5 million as of September 30, 2018 and $117.3 million as of December 31, 2017. Investment securities forecasted to mature or reprice in one year or less were estimated to be $8.3 million of the investment portfolio as of September 30, 2018.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of September 30, 2018, the investment securities portfolio had an estimated average life of 3.2 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of September 30, 2018, the Company did not have any outstanding borrowings under FHLB advances, and had $25.0 million in outstanding borrowings as of December 31, 2017. The Company had up to $231.0 million and $159.3 million in remaining unused credit from the FHLB (subject to available collateral) as of September 30, 2018 and December 31, 2017, respectively. In addition, the Company had $46.8 million and $18.8 million in unused established federal funds lines as of September 30, 2018 and December 31, 2017, respectively.

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

See Part II, Item 7A, “ Quantitative and Qualitative Disclosures About Market Risk,” of Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2017 for additional disclosures related to market risk. As of September 30, 2018, management is evaluating changes in the Company’s exposure to market risk as a result of the acquisition that occurred during the third quarter of 2018. Accordingly, it is possible that information could come to management’s attention through the evaluation process that indicates higher exposure to market risk than currently understood by management.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2018, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of September 30, 2018, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unregistered Sale of Equity Securities

In connection with the acquisition of TPB, the Company issued 204,355 shares of FUSB common stock, which were valued at $11.25 per share. See Note 3 to the Interim Condensed Consolidated Financial Statements (Unaudited) included in this Form 10-Q, and the Company’s Form 8-K filed with the SEC on September 4, 2018, for additional information. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company relied on this exemption from registration based in part on representations made by the purchasers of the shares in connection with the transaction.

As noted in the table below, there were no purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the third quarter of 2018.

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

(2)	No shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the third quarter of 2018.

ITEM 6.	EXHIBITS

The exhibits listed in the Index to Exhibits below are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: November 13, 2018

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc. (incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 12, 1999)

3.1A	Certificate of Amendment to the Certificate of Incorporation of United Security Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016)

3.2	Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018.