Form 10-K
period 2018-12-31
FIRST US BANCSHARES INC
filed 2019-03-15
CIK 717806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-14549

FIRST US BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0843362
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3291 U.S. Highway 280 Birmingham, Alabama	35243
(Address of Principal Executive Offices)	(Zip Code)

(205) 582-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $66,580,344.

As of March 13, 2019, the registrant had outstanding 6,303,582 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders to be held on May 2, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

First US Bancshares, Inc.

Annual Report on Form 10-K

for the fiscal year ended

December 31, 2018

*

Portions of the definitive proxy statement for the registrant’s 2019 Annual Meeting of Shareholders to be held on May 2, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in this Annual Report on Form 10-K for the year ended December 31, 2018. Specifically, with respect to statements relating to the sufficiency of the allowance for loan and lease losses, loan demand, cash flows, growth and earnings potential and geographic expansion, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, market conditions and investment returns, changes in interest rates, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, collateral values and cybersecurity threats. With respect to the Company’s acquisition of The Peoples Bank, these factors include, but are not limited to, difficulties, delays and unanticipated costs in integrating the organizations’ businesses or realized expected cost savings and other benefits; business disruptions as a result of the integration of the organizations, including possible loss of customers; diversion of management time to address integration-related issues; and changes in asset quality and credit risk as a result of the transaction. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

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

The Bank conducts a general commercial banking business and offers banking services such as demand, savings, individual retirement account and time deposits, personal and commercial loans, safe deposit box services and remote deposit capture. The Bank operates and serves its customers through 20 full-service banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia.

In August 2017, the Bank opened its newly-constructed office complex, known as Pump House Plaza, along U.S. Highway 280 in the Birmingham, Alabama metro area. In October 2017, the Bank relocated its headquarters to the Pump House Plaza location, which now houses a full-service retail office of the Bank and offices for the Bank’s commercial lending and executive leadership teams.

On August 31, 2018, Bancshares completed the acquisition of The Peoples Bank (“TPB”) and then merged TPB with and into the Bank. In accordance with the transaction agreement, Bancshares acquired 100% of the capital stock of TPB for the purchase price of $23.4 million calculated on the net book value of TPB as of December 31, 2017 and a mutually agreed upon multiple of 1.62, less certain mutually agreed upon deductions that are described in the transaction agreement, which reduced the purchase price by approximately $0.4 million. Approximately 90% of the purchase price was paid in cash, which totaled approximately $20.7 million, and approximately 10% was paid in the form of unregistered shares of Bancshares’ common stock, which consisted of 204,355 shares. The aggregate purchase price was subject to adjustment following the closing date of the transaction based on determination of TPB’s final net book value as of the date of closing, which resulted in the payment by Bancshares of an additional cash amount of approximately $1.4 million. As of the acquisition date, TPB’s assets totaled $166.5 million, consisting primarily of pre-discounted gross loans totaling $156.8 million. Total deposits were $140.0 million. Purchase accounting adjustments were recorded as of the acquisition date, resulting in goodwill as of December 31, 2018 of $7.4 million.

The Bank has two wholly owned subsidiaries: Acceptance Loan Company, Inc. (“ALC”) and FUSB Reinsurance, Inc. (“FUSB Reinsurance”). As used herein, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to Bancshares, as well as the Bank, ALC and FUSB Reinsurance, collectively.

ALC, an Alabama corporation headquartered in Mobile, Alabama, is a finance company that performs both indirect lending through third-party retailers and conventional consumer finance lending through a branch network. ALC conducts indirect lending in 10 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia, with loans underwritten centrally at ALC’s headquarters location. ALC’s branch network serves customers through 21 offices located in Alabama and southeast Mississippi. ALC’s lending guidelines are based on an established company policy that is reviewed regularly by its Loan Committee. The lending guidelines include a consideration of collateral (age, type and loan-to-value) and loan term, as well as the borrower’s budget (debt-to-income ratio), employment and residence history, credit score, credit history and experience with ALC.

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

Employees

Bancshares has no employees, other than the executive officers discussed in the information incorporated by reference in Part III, Item 10 of this report. As of December 31, 2018, the Bank had 171 full-time equivalent employees, and ALC had 99 full-time equivalent employees. FUSB Reinsurance has no employees. None of our employees are party to a collective bargaining agreement. Management believes that the Company’s employee relations are good.

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

Supervision and Regulation

General

We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and limit Bancshares’ ability to repurchase stock or to receive dividends from the Bank. Bancshares is subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Bank and its subsidiaries are subject to comprehensive examination and supervision by the Alabama State Banking Department (the “ASBD”) and the Federal Deposit Insurance Corporation (the “FDIC”). These regulatory agencies generally have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities.

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

Capital Adequacy

In July 2013, the federal banking regulatory agencies adopted regulations to implement the framework developed by the Basel Committee on Banking Supervision (“Basel Committee”) for strengthening international capital and liquidity, known as “Basel III” (the “Basel III Rule”).  The Basel III Rule provides risk-based capital guidelines designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposures, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk-weights. The net amount of assets remaining after applying the risk-weights to the gross asset values represents the institution’s total risk-weighted assets (“RWA”). An institution’s total RWA are used to calculate its regulatory capital ratios. The Basel III Rule establishes minimum capital and leverage ratios that supervised financial institutions are required to maintain, while also providing countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Rule, banks must maintain a specified capital conservation buffer above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases and paying certain discretionary bonuses.

In December 2017, the Basel Committee published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV has indicated that it is considering how to appropriately apply these revisions in the United States. Although it is uncertain at this time, some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to Bancshares and the Bank.

Banking organizations must have appropriate capital planning processes, with proper oversight from the board of directors. Accordingly, pursuant to a separate, general supervisory letter from the Federal Reserve, bank holding companies are expected to conduct and document comprehensive capital adequacy analyses prior to the declaration of any dividends (on common stock, preferred stock, trust preferred securities or other Tier 1 capital instruments), capital redemptions or capital repurchases. Moreover, the federal banking agencies have adopted a joint agency policy statement, noting that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy.

In 2018, the U.S. Congress passed, and the President signed into law, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Growth Act”) to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act.  While the Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. The Growth Act, among other things, requires the federal banking agencies to issue regulations allowing community bank organizations with total assets of less than $10.0 billion in assets and limited amounts of certain assets and off-balance sheet exposures to access a simpler capital regime focused on a bank’s Tier 1 leverage capital levels rather than risk-based capital levels that are the focus of the capital rules issued under the Dodd-Frank Act implementing Basel III.

Among other changes, the Growth Act expands the definition of qualified mortgages that may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% and 10% to replace the leverage and risk-based regulatory capital ratios.  The Growth Act also includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, and risk weights for certain high-risk commercial real estate loans.  It is difficult to predict at this time when or how any new standards under the Growth Act will ultimately be applied to us or what specific impact the Growth Act and the yet-to-be-written implementing rules and regulations will have on community banks.

In November 2018, the federal banking agencies proposed regulations that would exempt a qualifying community bank and its holding company that have Tier 1 leverage ratios of greater than 9% from the risk-based capital requirements of the capital rules issued under the Dodd-Frank Act. A qualifying community banking organization and its holding company that have chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements. A qualifying community banking organization would also be considered to have met the capital ratio requirements to be well capitalized for the agencies’ prompt corrective action rules provided it has a community bank leverage ratio greater than 9%.

The rules implementing these provisions of the Growth Act are not yet finalized and Bancshares has not yet made a determination regarding whether it will seek to take advantage of these new capital rules under the Growth Act.

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

As of December 31, 2018, the Bank was “well-capitalized” under the prompt corrective action rules. This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be, and should not be, interpreted as a representation of our overall financial condition or prospects.

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

Cybersecurity

The Cybersecurity Information Sharing Act of 2015 (“CISA”) was intended to improve cybersecurity in the United States by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions. CISA also authorizes companies to monitor their own systems notwithstanding any other provision of law and allows companies to carry out defensive measures on their own systems from cyber-attacks. The law includes liability protections for companies that share cyber threat information with third parties so long as such sharing activity is conducted in accordance with CISA.

In October 2016, the federal bank regulatory agencies issued an Advance Notice of Proposed Rulemaking regarding enhanced cyber risk management standards which would apply to a wide range of large financial institutions and their third-party service providers, including Bancshares and the Bank. The proposed standards would expand existing cybersecurity regulations and guidance to focus on cyber risk governance and management, management of internal and external dependencies and incident response, cyber resilience and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector.

The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located.

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

In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, non-banks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer financial laws.  Although the CFPB has the power to interpret, administer and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if the supervised institutions have less than $10 billion in assets.  The CFPB has adopted a number of rules that impact our lending practices, including, among other things, (1) requiring financial institutions to make a “reasonable and good faith determination” that a consumer has a “reasonable ability” to repay a residential mortgage loan before making such a loan, (2) requiring sponsors of asset-backed securities to retain at least 5% of the credit risk of the assets underlying the securities (and generally prohibiting sponsors from transferring or hedging that credit risk), and (3) imposing a number of new and enhanced requirements on the mortgage servicing industry, including rules regarding communications with borrowers, maintenance of customer account records, procedures for responding to written borrower requests and complaints of errors, servicing delinquent loans and conducting foreclosure proceedings, among other measures.

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

The measure of our allowance for loan losses depends in part on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. This ASU provides a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will apply to us in fiscal years beginning after December 15, 2019. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, implementation of the CECL model will change our current method of providing allowances for loan losses, which would likely require us to increase our allowance for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. A material increase in our level of allowance for loan losses could adversely affect our business, consolidated financial condition and results of operations.

Our business and operations may be materially adversely affected by weak economic conditions.

Our business and operations, which primarily consist of banking activities, including lending money to customers in the form of loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the United States generally, and in our region in particular. The economic conditions in our local markets may be different from the economic conditions in the United States as a whole. If economic conditions in the United States or any of our markets weaken, our growth and profitability from our operations could be constrained. The current economic environment is characterized by interest rates near historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral and an overall material adverse effect on the quality of our loan portfolio.

The banking industry is highly competitive, which could result in loss of market share and adversely affect our business.

We encounter strong competition in making loans and acquiring deposits. We compete with commercial banks, online banks, credit unions, finance companies, mutual funds, insurance companies, investment banking companies, brokerage firms and other financial intermediaries operating in Alabama and elsewhere in various segments of the financial services market. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits than we do. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks, and, as a result, may be able to offer certain products and services at a lower cost than the we are able to offer, which could adversely affect our business.

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

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal data, such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the GLBA, which, among other things: (1) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (2) requires us to provide certain disclosures to customers about our information collection, sharing and security practices and to afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (3) requires us to develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and state legislatures have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to unauthorized persons, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under applicable laws and regulations. Concerns about the effectiveness of our measures to safeguard personal information could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our consolidated operations and financial condition.

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

There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations, or increase in the future. Our growth in recent years has been driven primarily by a strong commercial loan market and real estate loan market in certain of our markets. A downturn in economic conditions in our markets, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow our assets or increase our profitability to the same extent as in recent periods. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining adequate capital, hiring and retaining qualified employees and successfully implementing our strategic initiatives. A failure to sustain our recent rate of growth, adequately manage the factors that have contributed to our growth or successfully enter new markets could have a material adverse effect on our earnings and profitability and, therefore on our business, consolidated financial condition and results of operations.

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

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Our profitability and liquidity may be affected by changes in economic conditions in the areas in which our operations and loans are concentrated.

Our success depends to a certain extent on the general economic conditions of the geographic markets that we serve in Alabama, Mississippi, Tennessee and Virginia. Local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the southeastern United States in general or any one or more of these local markets could negatively impact the financial results of our banking operations and have a negative effect on our profitability. For example, significant unemployment in the timber industry could cause widespread economic distress in many of the areas that we serve. Similar trends in other industries or sectors that we serve could have a significant negative effect on our profitability.

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

We rely heavily on communications and information systems to conduct our business. Any failure or interruption in the operation of these systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending or other functions. While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business and expose us to additional regulatory scrutiny, civil litigation and possible financial liability, any of which could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

We use information technology in our operations and offer online banking services to our customers, and unauthorized access to our customers’ confidential or proprietary information as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize the internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking channels and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes or other security failures. In addition, our customers may use personal smartphones, tablet PCs or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, may become the target of cyber-attacks, electronic fraud or information security breaches that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. In addition, we may not have adequate insurance coverage to compensate for losses from a cyber threat event. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential legal liability, reputational harm, damage to our competitive position, additional compliance costs and the disruption of our operations, all of which could adversely affect our consolidated financial condition, results of operations or cash flows.

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

The Bank Secrecy Act of 1970, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Financial Crimes Enforcement Network and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny with respect to our compliance with the regulations issued and enforced by the Office of Foreign Assets Control. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

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

Securities issued by us, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the Deposit Insurance Fund maintained by the FDIC or by any other governmental agency or instrumentality, or any private insurer. Therefore, such securities are subject to investment risk, including the possible loss of principal.

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

We intend to engage in acquisitions of other banking institutions from time to time. These acquisitions may not produce revenue or earnings enhancements or cost savings at levels, or within time frames, originally anticipated and may result in unforeseen integration difficulties.

We regularly evaluate opportunities to strengthen our current market and competitive position through acquisitions, subject to applicable regulatory and shareholder approvals. Such transactions could, individually or in the aggregate, have a material effect on our operating results and financial condition, including short- and long-term liquidity. Our acquisition activities could be material to our business. These activities could require us to use a substantial amount of cash or other liquid assets and/or incur debt. In addition, if goodwill recorded in connection with acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Our acquisition activities could involve a number of additional risks, including the risks of:

●

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating the terms of potential transactions, resulting in our attention being diverted from the operation of our existing business;

●	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

●	being potentially exposed to unknown or contingent liabilities of banks that we acquire;

●	changes in asset quality and credit risk as a result of the transaction;

●	being required to expend time and expense to integrate the operations and personnel of the combined institutions;

●	experiencing higher operating expenses relative to operating income from the new operations;

●	creating an adverse short-term effect on our results of operations;

●	losing key team members and customers as a result of an acquisition that is poorly received; and

●	incurring significant problems relating to the conversion of the financial and customer data of the entity being acquired into our financial and customer product systems.

Depending on the condition of any institutions or assets that are acquired, any acquisition may, at least in the near term, materially adversely affect our capital and earnings and, if not successfully integrated following the acquisition, may continue to have such effects.

Generally, any acquisition of target financial institutions, banking centers or other banking assets by us may require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve and the FDIC, as well as state banking regulators. Such regulators could deny our application based on their regulatory criteria or other considerations, which could restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell banking centers as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of any acquisition.

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. Our inability to overcome these risks could have an adverse effect on levels of reported net income, return on equity and return on assets and the ability to achieve our business strategy and maintain market value.

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

Our ability to engage in routine investment and banking transactions, as well as the quality and value of our investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition and profitability of such other financial institutions with which we transact, including, without limitation, the FHLBA and our correspondent banks. Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses of depositor, creditor or counterparty confidence in certain institutions, and could lead to losses or defaults by other institutions. Any defaults by, or failures of, the institutions with whom we transact could adversely affect our debt and equity holdings in such other institutions, our participation interests in loans originated by other institutions and our business, including our liquidity, consolidated financial condition and earnings.

Liquidity risks could affect our operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the repayment or sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds, purchased securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We maintain a portfolio of securities that can be used as a source of liquidity. Other sources of liquidity are available should they be needed, such as through our acquisition of additional non-core deposits. Bancshares may be able, depending on market conditions, to issue and sell debt securities and preferred or common equity securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on acceptable terms could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as further disruption in the financial markets, negative views and expectations about the prospects for the financial services industry, deterioration within the credit markets or the financial condition, liquidity or profitability of the financial institutions with which we transact.

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

At December 31, 2018, we had gross deferred tax assets of $6.1 million. Our ability to realize our deferred tax assets is based on the extent to which we generate future taxable income and on prevailing corporate income tax rates, and we cannot provide any assurance as to when and to what extent we will generate sufficient future taxable income to realize our deferred tax assets, whether in whole or in any part. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted into law. While we believe that the full impact of Tax Reform on our business may not be fully known for some time, its reduction of the federal corporate income tax rate to 21% required us to record a one-time, non-cash charge of approximately $2.5 million to our provision for income taxes in the fourth quarter of 2017. The charge is solely due to the accounting re-measurement of our deferred tax assets based on the lower income tax rate. While we believe that Tax Reform will not impact the ability of our deferred tax assets, as re-measured, to reduce the amount of cash to be paid in federal income taxes in 2018 and beyond, any future lowering of corporate income tax rates and/or adjustment in the treatment of deferred tax assets could impact the realization as well as the value of our deferred tax assets in our consolidated balance sheets, and these impacts could be material and adverse. Further, we have filed our tax returns based on certain filing positions that we believe are appropriate. Should the applicable taxing authorities disagree with these positions, we may owe additional taxes.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

With the exception of its offices located in Knoxville and Powell, Tennessee, which are leased, the Bank owns all of its offices, including its executive offices, without encumbrances. ALC owns a commercial building in Jackson, Alabama, which houses its Jackson branch office, and leases additional office space throughout Alabama and southeast Mississippi. Bancshares does not separately own any property, and to the extent that its activities require the use of physical office facilities, such activities are conducted at the offices of the Bank. We believe that our properties are sufficient for our operations at the current time.

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

Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “FUSB.” Prior to our name change on October 11, 2016, our common stock was listed on the Nasdaq Capital Market under the symbol “USBI.” As of March 13, 2019, there were 714 record holders of Bancshares’ common stock (excluding any participants in any clearing agency and “street name” holders).

The last reported sales price of Bancshares’ common stock as reported on the Nasdaq Capital Market on March 13, 2019, was $9.98.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

The following table sets forth purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the fourth quarter of 2018.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs(1)
October 1-31, 2018	—	$—	—	242,303
November 1-30, 2018	—	$—	—	242,303
December 1-31, 2018	4,393	$8.57	—	242,303
Total	4,393	$8.57	—	242,303

(1)

On December 19, 2018, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2019, of which 242,303 shares remain available.

(2)	4,393 shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the fourth quarter of 2018.

Item 6.	Selected Financial Data

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands, except Per Share Amounts)
Results of Operations:
Interest income	$37,138	$31,100	$30,155	$29,897	$31,361
Interest expense	4,350	2,706	2,271	2,289	2,553
Net interest income	32,788	28,394	27,884	27,608	28,808
Provision (reduction in reserve) for loan and lease losses	2,622	1,987	3,197	216	(74)
Non-interest income	5,542	4,666	5,201	4,531	5,091
Non-interest expense	32,317	28,449	28,495	28,377	28,595
Income before income taxes	3,391	2,624	1,393	3,546	5,378
Provision for income taxes	901	3,035	169	951	1,829
Net income (loss)	$2,490	$(411)	$1,224	$2,595	$3,549
Per Share Data:
Basic net income (loss) per share	$0.40	$(0.07)	$0.20	$0.42	$0.58
Diluted net income (loss) per share	$0.37	$(0.07)	$0.19	$0.41	$0.57
Dividends per share	$0.08	$0.08	$0.08	$0.08	$0.03
Common stock price - High	$13.62	$15.14	$11.84	$9.74	$8.99
Common stock price - Low	$7.60	$10.38	$7.90	$7.75	$7.40
Period end price per share	$7.95	$12.80	$11.11	$8.92	$8.84
Period end shares outstanding (in thousands)	6,298	6,082	6,043	6,039	6,034
Period-End Balance Sheet:
Total assets	$791,939	$625,581	$606,892	$575,782	$572,609
Loans, net of allowance for loan and lease losses	514,867	346,121	322,772	255,432	259,516
Allowance for loan and lease losses	5,055	4,774	4,856	3,781	6,168
Investment securities, net	153,949	180,150	207,814	231,202	234,086
Total deposits	704,725	517,079	497,556	479,258	483,659
Short-term borrowings	527	15,594	10,119	7,354	436
Long-term debt	—	10,000	15,000	5,000	5,000
Total shareholders’ equity	79,437	76,208	76,241	77,030	75,162
Book value	12.61	12.53	12.62	12.76	12.46
Performance Ratios:
Loans to deposits	73.1%	66.9%	64.9%	53.3%	53.7%
Net yield on interest-earning assets	5.27%	5.08%	5.16%	5.36%	5.53%
Return on average assets	0.36%	(0.07)%	0.21%	0.46%	0.63%
Return on average equity	3.26%	(0.52)%	1.56%	3.41%	4.88%
Asset Quality:
Allowance for loan and lease losses as % of loans	0.97%	1.36%	1.48%	1.46%	2.32%
Nonperforming assets as % of loans and other real estate	0.82%	1.67%	2.19%	3.45%	5.23%
Nonperforming assets as % of total assets	0.54%	0.95%	1.20%	1.59%	2.50%
Net charge-offs as a % of average loans	0.57%	0.62%	0.72%	1.07%	1.55%
Capital Adequacy:
CET 1 risk-based capital ratio	12.62%	18.41%	19.01%	22.19%	n/a
Tier 1 risk-based capital ratio	12.62%	18.41%	19.01%	22.19%	21.51%
Total risk-based capital ratio	13.53%	19.60%	20.26%	23.35%	22.78%
Tier 1 leverage ratio	8.96%	11.89%	12.27%	13.02%	11.85%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in this Annual Report on Form 10-K for the year ended December 31, 2018. Specifically, with respect to statements relating to the sufficiency of the allowance for loan and lease losses, loan demand, cash flows, growth and earnings potential and geographic expansion, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, market conditions and investment returns, changes in interest rates, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, collateral values and cybersecurity threats. With respect to the Company’s acquisition of The Peoples Bank, these factors include, but are not limited to, difficulties, delays and unanticipated costs in integrating the organizations’ businesses or realized expected cost savings and other benefits; business disruptions as a result of the integration of the organizations, including possible loss of customers; diversion of management time to address integration-related issues; and changes in asset quality and credit risk as a result of the transaction. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

In addition, the Company’s business is subject to a number of general and market risks that would affect any forward-looking statements, including the risks discussed under Item 1A herein entitled “Risk Factors.”

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of December 31, 2018, the Bank operated and served its customers through 20 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia.

The Bank owns all of the stock of Acceptance Loan Company, Inc., an Alabama corporation (“ALC”). ALC is a finance company headquartered in Mobile, Alabama that performs both indirect lending through third-party retailers and conventional consumer finance lending through a branch network. ALC conducts indirect lending in 10 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia, with loans underwritten centrally at ALC’s headquarters location. ALC’s branch network serves customers through 21 offices located in Alabama and southeast Mississippi. The Bank serves as the primary funding source for ALC’s operations. In recent years, ALC’s indirect lending portfolio has grown at a more rapid pace than conventional consumer finance lending. In general, the credit quality of indirect lending exceeds the credit quality of conventional consumer finance lending, with a commensurate reduction in yield and lower loss ratios.

The Bank provides a wide range of commercial banking services to small- and medium-sized businesses, property managers, business executives, professionals and other individuals, while ALC’s business is focused on consumer lending.

FUSB Reinsurance, Inc., an Arizona corporation and a wholly-owned subsidiary of the Bank (“FUSB Reinsurance”), reinsures or “underwrites” credit life and credit accident and health insurance policies sold to the Bank’s and ALC’s consumer loan customers. FUSB Reinsurance is responsible for the first level of risk on these policies up to a specified maximum amount, and a primary third-party insurer retains the remaining risk. A third-party administrator is also responsible for performing most of the administrative functions of FUSB Reinsurance on a contract basis.

Delivery of the best possible financial services to customers remains an overall operational focus of Bancshares and its subsidiaries (collectively, the “Company”). We recognize that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 270 full-time equivalent employees (as of December 31, 2018), to ensure customer satisfaction and convenience.

The following discussion and financial information are presented to aid in an understanding of the current consolidated financial position, changes in financial position, results of operations and cash flows for the Company and should be read in conjunction with the Company’s Audited Consolidated Financial Statements and Notes thereto included herein. The emphasis of the discussion is on the years 2018 and 2017. All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

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

Allowance for Loan and Lease Losses

The Company maintains the allowance for loan and lease losses at a level deemed adequate by management to absorb probable losses from loans and leases in the portfolio at the balance sheet date. In determining the adequacy of the allowance for loan and lease losses, management considers numerous factors, including, but not limited to, management’s estimate of: (a) loan and lease loss experience; (b) the financial condition and liquidity of certain loan customers and (c) collateral values of property securing certain loans and leases. Because these factors and others involve the use of management’s estimation and judgment, the allowance for loan and lease losses is inherently subject to adjustment at future dates. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan or lease delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions in excess of normal provisions to the allowance for loan and lease losses in future periods. No allowance for loan losses is carried over or established at acquisition for purchased loans acquired in business combinations. Loans acquired in business combinations that are deemed impaired at acquisition, purchased credit impaired (“PCI”) loans, are grouped into pools and evaluated separately from the non-PCI portfolio. The estimated cash flows to be collected on PCI loans are discounted at a market rate of interest. Subsequent to the acquisition of PCI loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. Subsequent decreases in expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows will generally result in a reversal of the provision for loan losses to the extent of prior charges. There can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additions to the allowances will not be required.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of cost over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is determined to have an indefinite useful life and is not amortized, but tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected October 1 as the date to perform the annual impairment test.

Other intangible assets consist of core deposit intangible assets arising from acquisitions. Core deposit intangibles have definite useful lives and are amortized on an accelerated basis over their estimated useful lives. The Company’s core deposit intangibles have estimated useful lives of 7 years. In addition, these intangibles are evaluated for impairment whenever events or circumstances exist that indicate that the carrying amount should be reevaluated.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or in satisfaction of loans and is reported at the net realizable value of the property, less estimated costs to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically unobservable inputs for determining fair value.

Deferred Tax Asset Valuation

Income tax expense and current and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets may also arise from the carryforward of operating loss or tax credit carryforwards as allowed by applicable federal or state tax jurisdictions. In evaluating the ability to recover deferred tax assets in the tax jurisdictions from which they arise, management considers all available positive and negative evidence, including the Company’s historical earnings and, in particular, the results of recent operations, expected reversals of temporary differences, the ability to utilize tax planning strategies and the expiration dates of any operating loss and tax credit carryforwards. A valuation allowance is recognized for a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some portion of or the entire deferred tax asset will not be realized. The assumptions about the amount of future taxable income require the use of significant judgment and are consistent with the plans and estimates that management uses in the underlying business. At this time, management considers it to be more likely than not that the Company will have sufficient taxable income in the future to allow all deferred tax assets to be realized. Accordingly, a valuation allowance was not established for deferred tax assets as of December 31, 2018 and 2017.

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

EXECUTIVE OVERVIEW

For the year ended December 31, 2018, the Company earned net income of $2.5 million, or $0.37 per diluted common share, compared to a net loss of $0.4 million, or ($0.07) per diluted common share, for the year ended December 31, 2017.  The Company’s operations in 2018 were significantly impacted by additional revenues and expenses associated with the acquisition of The Peoples Bank (“TPB”) during the third quarter of 2018.  The net loss in 2017 was attributable to a one-time, non-cash charge to the provision for income taxes that resulted from the adjustment of deferred tax assets upon the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Reform”).

Summarized condensed consolidated statements of operations are included below for the years ended December 31, 2018 and 2017, respectively.

	Year Ended December 31,
	2018	2017
	(Dollars in Thousands)
Interest income	$37,138	$31,100
Interest expense	4,350	2,706
Net interest income	32,788	28,394
Provision for loan losses	2,622	1,987
Net interest income after provision for loan losses	30,166	26,407
Non-interest income	5,542	4,666
Non-interest expense	32,317	28,449
Income before income taxes	3,391	2,624
Provision for income taxes	901	3,035
Net income (loss)	$2,490	$(411)

Acquisition and Merger of The Peoples Bank

The Company acquired TPB on August 31, 2018, and immediately thereafter merged TPB into the Bank.  As of the acquisition date, TPB’s assets totaled $166.5 million, consisting primarily of pre-discounted gross loans totaling $156.8 million. Total deposits assumed in the transaction were $140.0 million.  In accordance with the acquisition method of accounting, preliminary purchase accounting entries were recorded as of the acquisition date to adjust the assets and liabilities to estimated fair value, resulting in goodwill of approximately $7.4 million as of December 31, 2018.

Approximately $1.6 million in non-recurring acquisition-related expenses were recorded by the Company in 2018. These expenses included approximately $0.7 million associated with the early termination of TPB’s contractual obligations with its core processing provider.  Other acquisition-related expenses included legal, professional, employee benefit and other data processing expenses.

As the Company pursues its strategy of growing its business, and particularly growing its loan portfolio, it will look for additional acquisition opportunities, although currently the Company has no specific target acquisitions under negotiation. Generally, the Company looks for acquisition opportunities which it expects to contribute to its loan growth and to be accretive to its earnings within a period of two years or less.

Other Significant Impacts on Earnings

The following discussion summarizes the most significant activity that drove changes in the Company’s net income during 2018 as compared to 2017.

Net Interest Income

Net interest income increased by $4.4 million, or 15.5%, due primarily to increases in average loans outstanding following the acquisition of TPB. The average loan balance for the year ended December 31, 2018 was $414.1 million, compared to $331.7 million for the year ended December 31, 2017. Organic loan growth (independent of growth resulting from the TPB acquisition) totaled $23.3 million, or 6.7%, comparing 2018 to 2017. Net yield on interest earning assets improved to 5.27% for the year ended December 31, 2018, compared to 5.08% for the year ended December 31, 2017.

Provision for Loan and Lease Losses

The provision for loan and lease losses increased by $0.6 million, or 32.0%, in 2018 compared to 2017. Approximately $0.2 million of the increase resulted from organic growth in commercial loans at the Bank. An additional $0.1 million of the increase was due to a reduction in the Bank’s allowance in 2017 for the recovery of an impaired loan relationship that was not repeated in 2018. The remainder of the increase was due to more substantial growth in ALC’s indirect point-of-sale consumer lending portfolio. In general, ALC’s consumer loans require higher levels of loss provisioning than the Bank’s commercial loans. However, point-of-sale indirect lending has resulted in loans that are typically of higher credit quality than ALC’s traditional direct consumer lending portfolio. Accordingly, losses in this portfolio have historically been lower than the direct consumer portfolio.

Non-interest Income

Non-interest income increased by $0.9 million, or 18.8%, comparing 2018 to 2017.  The increase was due primarily to the settlement during the third quarter of 2018 of two forward interest rate swap contracts that netted a pre-tax gain of approximately $1.0 million. In addition, the Bank earned fees from secondary mortgage activities in 2018 that were $0.3 million higher than fees earned during 2017, the first year of operation of the Bank’s mortgage division. The increases in non-interest income in 2018 were partially offset by reductions in gains on sales and prepayments of investment securities, credit insurance income and other income items totaling $0.4 million as compared to 2017.

Non-interest Expense

Non-interest expense in 2018 increased by $3.9 million, or 13.6%, compared to 2017, due in part to the expenses discussed previously associated with the acquisition of TPB, which totaled $1.6 million. In addition, salaries and employee benefits expense increased by $1.4 million and net building and occupancy expense increased by $0.4 million, comparing 2018 to 2017. The increase in salaries and benefits resulted from merit and cost of living increases for the Company’s employees, combined with additional expenses subsequent to the acquisition of TPB related to the assumption of salaries and benefits of TPB’s employees. The increase in building and occupancy expense was associated with the Bank’s Pump House Plaza office complex in Birmingham, Alabama, which became operational during the third quarter of 2017 and now serves as the headquarters of both the Company and the Bank. During 2018, the Bank entered into an agreement to lease all unused remaining leasable space in Pump House Plaza. The lease, which commenced in the fourth quarter of 2018, is expected to generate over $0.7 million of lease revenue annually and is expected to offset the Bank’s building and occupancy-related expenses associated with the facility. Additional increases to non-interest expense in 2018 compared to 2017 totaled $0.5 million and resulted from fees for professional services and other miscellaneous costs.

Provision for Income Taxes

The Company’s effective tax rate was 26.6% in 2018, compared to 115.7% during the corresponding period of 2017. As discussed previously, the 2017 effective tax rate was impacted significantly by the adjustment of deferred tax assets under Tax Reform.  The 2018 effective tax rate has been reduced under Tax Reform resulting from the reduction of the statutory federal tax rate to 21%.  The 2018 income tax provision includes an estimate of approximately $0.2 million of additional tax expense associated with acquisition-related expenses that are not expected to be deductible on the Company’s 2018 federal tax return under IRS regulations.

Balance Sheet Management

As of December 31, 2018, the Company’s assets totaled $791.9 million, compared to $625.6 million as of December 31, 2017, an increase of 26.6%. The increase resulted primarily from the acquisition of TPB. The discussion below summarizes significant balance sheet components comparing December 31, 2018 to December 31, 2017.

Loans and Credit Quality

Net loans increased to $514.9 million as of December 31, 2018, compared to $346.1 million as of December 31, 2017. The majority of the increase was due to the acquisition of TPB, supplemented by annualized organic loan growth of 6.7%, as mentioned previously. Due to the pace of loan growth relative to deposit growth, the Company’s ratio of net loans to deposits increased to 73.1% as of December 31, 2018, compared to 66.9% as of December 31, 2017, while net loans to assets totaled 65.0% and 55.3% as of December 31, 2018 and December 31, 2017, respectively. Management believes that these levels continue to provide ample opportunity for further loan growth and remains focused on growth efforts that meet the Company’s established credit standards.

As of December 31, 2018, the allowance for loan and lease losses totaled $5.1 million, or 0.97% of gross loans outstanding, representing a decrease from 1.36% as of December 31, 2017. In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the acquisition of TPB were recorded at fair value. Accordingly, there was no allowance for loan or lease losses associated with the acquired loan portfolio at the acquisition date. Management continues to evaluate the need for an allowance on the acquired portfolio, factoring in the remaining net discount on the loans, which totaled $1.9 million, or 1.27% of gross purchased loans, as of December 31, 2018. As of December 31, 2018, management determined that no additional allowance was required for the acquired portfolio. Management believes that the allowance for loan and lease losses as of December 31, 2018 is sufficient to provide for losses in the existing portfolio.

Non-performing assets, including loans in non-accrual status and other real estate owned (OREO), totaled $4.3 million, or 0.54% of total assets, as of December 31, 2018, compared to $5.9 million, or 0.95% of total assets, as of December 31, 2017. The decrease was largely driven by continued resolution of OREO properties. OREO decreased to $1.5 million as of December 31, 2018, compared to $3.8 million as of December 31, 2017. The reduction in OREO was partially offset by an increase in non-accrual loans resulting from the acquisition of TPB. Non-accrual loans totaled $2.8 million as of December 31, 2018, compared to $2.1 million as of December 31, 2017.

Investment Securities

The investment securities portfolio continues to provide the Company with additional liquidity and allows management to fund a portion of loan growth from the maturity and payoff of securities within the portfolio. During 2018, investment maturities outpaced purchases as management generally re-deployed maturing securities into other interest-earning assets, including cash utilized in the acquisition of TPB, as well as cash to fund organic loan growth. As of December 31, 2018, the investment securities portfolio totaled $153.9 million, compared to $180.1 million as of December 31, 2017. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Deposits and Borrowings

Deposits totaled $704.7 million as of December 31, 2018, compared to $517.1 million as of December 31, 2017, an increase of $187.6 million. Of this amount, $128.6 million was attributable to deposits as of December 31, 2018 within the service territory acquired from TPB.  Independent of acquisition-related deposits, wholesale brokered deposits were increased by $24.4 million primarily as a replacement of $20 million in FHLB borrowings that were paid off in 2018.  The remaining increase in deposits represents organic growth of approximately $34.7 million, or 6.8%. The majority of the organic deposit growth occurred at the Bank’s Pump House Plaza branch, which opened in Birmingham in 2017.

Liquidity and Capital

The Company continues to maintain excess funding capacity to provide adequate liquidity for loan growth, capital expenditures and ongoing operations. The Company benefits from a strong deposit base, a liquid investment portfolio and access to funding from a variety of sources, including federal funds lines, FHLB advances and brokered deposits. Management believes that continued success in loan growth efforts at both the Bank and ALC, combined with continued adherence to established credit underwriting standards, will strengthen both the diversity and credit quality of the Company’s loan portfolio, while improving interest and fee income on loans.

As a result of the acquisition of TPB, the Company has leveraged its equity capital to levels that management believes will facilitate the achievement of stronger returns on equity in the future. As of December 31, 2018, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 12.62%. Its total capital ratio was 13.53% and Tier 1 leverage ratio was 8.96%.  Although these ratios are lower than those reported in previous quarters, they continue to be at higher levels than the ratios required to be considered a “well-capitalized” bank under applicable banking regulations.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is calculated as the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Company’s earning assets consist of loans at both the Bank and ALC, as well as taxable and tax-exempt investments and federal funds sold by the Bank. Interest-bearing liabilities consist of interest-bearing demand deposits and savings and time deposits, as well as short-term borrowings and long-term debt. Net interest income for the Company increased $4.4 million, or 15.5%, in 2018 compared to 2017.

The following table shows the average balances of each principal category of assets, liabilities and shareholders’ equity for the years ended December 31, 2018 and 2017. Additionally, the table provides an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net yield is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Year Ended December 31,
	2018			2017
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$313,552	$15,196	4.85%	$241,940	$10,130	4.19%
Loans – ALC (Note A)	100,516	17,703	17.61%	89,794	16,866	18.78%
Taxable investment securities	166,737	3,366	2.02%	191,390	3,487	1.82%
Tax-exempt investment securities	3,866	132	3.41%	8,355	304	3.64%
Federal funds sold	9,054	182	2.01%	1,274	20	1.57%
Interest-bearing deposits in banks	28,362	559	1.97%	25,669	293	1.14%
Total interest-earning assets	622,087	37,138	5.97%	558,422	31,100	5.57%
Non-interest-earning assets:
Other assets	61,813			56,876
Total	$683,900			$615,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$161,518	$725	0.45%	$163,301	$633	0.39%
Savings deposits	122,508	895	0.73%	81,420	199	0.24%
Time deposits	211,136	2,531	1.20%	183,477	1,575	0.86%
Borrowings	12,767	199	1.56%	23,082	299	1.30%
Total interest-bearing liabilities	507,929	4,350	0.86%	451,280	2,706	0.60%
Non-interest-bearing liabilities:
Demand deposits	92,030			78,609
Other liabilities	7,473			7,141
Shareholders’ equity	76,468			78,268
Total	$683,900			$615,298
Net interest income (Note B)		$32,788			$28,394
Net yield on interest-earning assets			5.27%			5.08%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $0.9 million and $0.5 million for 2018 and 2017, respectively. At ALC, these loans averaged $1.1 million and $1.7 million for the respective periods presented.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.7 million and $0.4 million for 2018 and 2017, respectively. At ALC, loan fees totaled $2.0 million and $2.2 million for the respective periods presented.

The following table summarizes the impact of variances in volume and rate of interest-earning assets and interest-bearing liabilities on components of net interest income.

	2018 Compared to 2017 Increase (Decrease) Due to Change In:			2017 Compared to 2016 Increase (Decrease) Due to Change In:
	Volume	Average Rate	Net	Volume	Average Rate	Net
	(Dollars in Thousands)
Interest earned on:
Loans – Bank	$2,998	$2,068	$5,066	$1,504	$(240)	$1,264
Loans – ALC	2,014	(1,177)	837	725	(930)	(205)
Taxable investments	(449)	328	(121)	(337)	205	(132)
Tax-exempt investments	(163)	(9)	(172)	(183)	4	(179)
Federal funds	122	40	162	(11)	13	2
Interest-bearing deposits in banks	31	235	266	33	162	195
Total interest-earning assets	4,553	1,485	6,038	1,731	(786)	945
Interest expense on:
Demand deposits	(7)	99	92	47	39	86
Savings deposits	100	596	696	7	47	54
Time deposits	237	719	956	16	157	173
Other borrowings	(134)	34	(100)	56	66	122
Total interest-bearing liabilities	196	1,448	1,644	126	309	435
Increase (decrease) in net interest income	$4,357	$37	$4,394	$1,605	$(1,095)	$510

Interest income earned on loans for both the Bank and ALC increased comparing 2018 to 2017, primarily as a result of growth in average loan volume, as well as increased yield in most earning asset categories. The loan volume increases were partially offset by decreases in the average balances of taxable and tax-exempt investments. The shift in the mix of earning assets is consistent with management’s ongoing strategy to utilize cash flows from the maturity and paydown of investment securities to fund loan growth as opportunities permit. The investment portfolio has been structured to provide monthly cash flows through the maturity and paydown of securities in a manner that management believes can continue to fund a substantial portion of loan growth over time. Aggregate yield on earning assets increased comparing 2018 to 2017, and yield increased in all categories of earning assets, except loans at ALC. The decrease in yield on loans at ALC is consistent with the focus on indirect lending at ALC, which generally provides lower yielding loans, but with corresponding higher credit quality and lower losses.

Interest expense increased comparing 2018 to 2017 primarily due to increases in rates commensurate with the interest rate environment experienced during the year ended December 31, 2018.

We expect that continued growth in net loan volume at both the Bank and ALC with loans of sufficient credit quality will enhance net interest income, particularly as resources are shifted from lower-earning investment securities to higher-earning loan balances. However, the competitive environment is significant relative to the generation of loans of high credit quality. At both the Bank and ALC, management is continuing to focus efforts on new loan origination within the parameters of established credit policy, while also maintaining vigilance in the deployment of strategies to effectively manage risks associated with interest rate fluctuations. In addition, the Bank experiences significant competitive pressure to both obtain and retain deposits. In recent quarters, the general interest rate environment has resulted in increasing deposit rates. Net interest income could experience downward pressure as a result of increased competition for quality loan and deposit funding opportunities.

Provision (Reduction in Reserve) for Loan and Lease Losses

The provision for loan and lease losses is an expense used to establish the allowance for loan and lease losses. Actual loan and lease losses, net of recoveries, are charged directly to the allowance for loan and lease losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The following table presents the provision for loan and lease losses for the Bank and ALC for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(Dollars in Thousands)
Bank	$215	$(130)
ALC	2,407	2,117
Net provision for loan and lease losses	$2,622	$1,987

At the Bank, during the year ended December 31, 2018, recoveries of previously charged-off loans exceeded current period charge-offs. The increase in provision expense during 2018 resulted primarily from organic loan growth experienced during the year. The reduction in allowance that occurred in 2017 resulted primarily from the resolution of a previously impaired loan relationship through the collection of contractual amounts due. The resolution of the impairment, combined with net recoveries experienced by the Bank in 2017, enabled the Bank to reduce the allowance in 2017. The Bank’s allowance for loan and lease losses as a percentage of loans totaled 0.66% as of December 31, 2018, compared to 0.95% as of December 31, 2017. The decrease in the allowance for loan and lease losses as a percentage of loans was due to the acquisition of TPB that occurred during the third quarter of 2018. In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the acquisition of TPB were recorded at fair value; accordingly, there was no allowance for loan and lease losses associated with the acquired loan portfolio at the acquisition date. Management continues to evaluate the need for an allowance on the acquired portfolio, factoring in the remaining net discount on the loans, which totaled $1.9 million, or 1.27% of gross purchased loans, as of December 31, 2018. At the Bank, the allowance for loan and lease losses as a percentage of gross loans outstanding less gross purchased loans was 1.01% as of December 31, 2018.

At ALC, the provision for loan and lease losses increased during the year ended December 31, 2018, compared to 2017, based primarily on growth in ALC’s loan balances. ALC’s allowance for loan and lease losses as a percentage of loans totaled 2.26% as of December 31, 2018, compared to 2.48% as of December 31, 2017. The decrease in the allowance for loan and lease losses as a percentage of loans was due to the changing mix of ALC’s portfolio to point-of-sale indirect lending, which has enhanced the credit quality of ALC’s loan portfolio.

For the Company, the allowance for loan and lease losses as a percentage of loans totaled 0.97% as of December 31, 2018, compared to 1.36% as of December 31, 2017. As discussed above, the decrease in the allowance for loan and lease losses as a percentage of loans was due to the acquisition of TPB that occurred during the third quarter of 2018. For the Company, the allowance for loan and lease losses as a percentage of gross loans outstanding less gross purchased loans was 1.36% as of December 31, 2018. Based on our evaluation of the loan portfolio, we believe that the allowance for loan and lease losses at both the Bank and ALC is adequate to absorb losses inherent in the loan portfolio as of December 31, 2018. While we believe that the methodologies and calculations that have been used in the determination of the allowance are adequate, our conclusions are based on estimates and judgments. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which the Bank and ALC operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan and lease losses, as well as the resulting provision for loan and lease losses. In general, we expect the provision for loan and lease losses to increase commensurate with growth in loan volume at both the Bank and ALC.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income:

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$1,895	$1,880	$15	0.8%
Credit insurance commissions and fees	633	715	(82)	(11.5)%
Bank-owned life insurance	427	424	3	0.7%
Net gain on sale and prepayment of investment securities	118	229	(111)	(48.5)%
Net gain on settlement of derivative contracts	981	—	981	NM
Mortgage fees from secondary market	507	211	296	140.3%
Other income	981	1,207	(226)	(18.7)%
Total non-interest income	$5,542	$4,666	$876	18.8%

NM: Not measurable

Non-interest income at the Bank consists of service charges and other fees on deposit accounts; bank-owned life insurance; net gains on the sale and prepayment of investment securities; net gains on the settlement of derivative contracts; mortgage fees from the secondary market; and other non-interest income, which includes fee income generated by the Bank, such as ATM fees and real estate rental income. Non-interest income at ALC consists of credit insurance commissions and fees and other non-interest income generated for ancillary services, such as ALC’s auto club membership program. The increase in non-interest income during the year ended December 31, 2018, compared to the year ended December 31, 2017, resulted primarily from $1.0 million in pre-tax gains during 2018 on the settlement of two derivative contracts that were not generated during 2017. The increase is also attributable to fees earned from secondary market mortgage closings at the Bank. These increases were partially offset by decreases in gains on the sale and prepayment of investment securities, credit insurance income and other income items during the year ended December 31, 2018 compared to 2017. Given the nature of the types of revenues categorized as non-interest income, there is uncertainty as to the level of revenue that will be derived from these sources in the future.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$18,771	$17,374	$1,397	8.0%
Net occupancy and equipment expense	3,609	3,164	445	14.1%
Computer services	1,300	1,384	(84)	(6.1)%
Insurance expense and assessments	890	644	246	38.2%
Fees for professional services	1,031	813	218	26.8%
Postage, stationery and supplies	829	674	155	23.0%
Telephone/data communication	811	830	(19)	(2.3)%
Acquisition expenses	1,641	—	1,641	NM
Other real estate/foreclosure expense, net	223	538	(315)	(58.6)%
Other	3,212	3,028	184	6.1%
Total non-interest expense	$32,317	$28,449	$3,868	13.6%

NM: Not measurable

Non-interest expense consists of the items noted above. The increase in non-interest expense for the year ended December 31, 2018, compared to the year ended December 31, 2017, resulted primarily from expenses associated with the TPB acquisition that totaled approximately $1.6 million during the year ended December 31, 2018. In addition, salaries and benefits increased as a result of merit and cost of living salary increases for the Company’s employees, combined with additional expense during the third and fourth quarters of 2018 related to the assumption by the Company of salaries and benefits for employees of TPB post-acquisition. The increase also resulted from increased expenses associated with the Bank’s Pump House Plaza office complex in Birmingham, Alabama, which became operational during the third quarter of 2017. Occupancy and equipment expense increased as a result of depreciation and operating expenses associated with the location, which now serves as the headquarters of both the Bank and the Company. During 2018, the Bank entered into an agreement with a third party to lease all unused remaining leasable space in Pump House Plaza. The lease commenced during the fourth quarter of 2018, is expected to generate in excess of $0.7 million of lease revenue annually and is expected to offset a significant portion of expense associated with the location. In general, non-interest expense is expected to increase over time due to inflationary pressures; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist.

Provision for Income Taxes

The provision for income taxes was $0.9 million and $3.0 million for the years ended December 31, 2018 and 2017, respectively. The Company’s effective tax rate was 26.6% for 2018, and the tax provisioning during the third and fourth quarters of 2018 was impacted by the incurrence of acquisition-related expenses, a portion of which are non-deductible under IRS regulations. The Company’s effective tax rate was 115.7% for 2017, primarily due to Tax Reform.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.9 years and 2.8 years as of December 31, 2018 and 2017, respectively.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of December 31, 2018, available-for-sale securities totaled $132.5 million, or 86.1% of the total investment portfolio, compared to $153.9 million, or 85.4% of the total investment portfolio, as of December 31, 2017. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of December 31, 2018, held-to-maturity securities totaled $21.5 million, or 13.9% of the total investment portfolio, compared to $26.3 million, or 14.6% of the total investment portfolio, as of December 31, 2017. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

During 2018, investment security maturities outpaced purchases as management generally re-deployed maturing securities into other interest-earning assets, including cash utilized in the acquisition of TPB, as well as cash to fund organic loan growth. Purchases of investment securities totaled $19.7 million, while proceeds from maturities and prepayments of investment securities totaled $45.4 million.  In addition, management sold securities totaling $4.2 million during 2018, generating gains on sale of approximately $0.1 million.  All sales were made from the available-for-sale portfolio in response to market conditions that, in management’s view, were favorable for sale.  Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Management has structured the investment portfolio to provide cash flows on a monthly basis through interest earned and the maturity or payoff of securities in the portfolio. In the current environment, it is expected that cash flows from the investment portfolio will continue to serve as a significant source of liquidity available for the funding of future loan growth. In addition, purchase and sale transactions affecting the investment portfolio are directed by asset and liability management activities, with consideration given to the expected pace of loan growth. In general, it is expected that the investment portfolio will continue to decrease over time as loan volume increases. However, no assurance can be given as to the level or pace of loan growth that will ultimately materialize, and accordingly, there is uncertainty as to the ultimate level of increases or decreases in the investment portfolio. See Note 4, “Investment Securities,” in the Notes to the Consolidated Financial Statements for additional detail related to the investment portfolio.

Investment Securities Maturity Schedule

The following tables summarize the carrying values and weighted average yield of the available-for-sale and held-to-maturity securities portfolios as of December 31, 2018, according to contractual maturity. Available-for-sale securities are stated at fair value. Held-to-maturity securities are stated at amortized cost.

	Available-for-Sale
	Stated Maturity as of December 31, 2018
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Obligations of states and political subdivisions	$986	2.84%	$2,439	3.29%	$1,414	2.90%	$825	3.47%
U.S. Treasury securities	79	1.01	—	0.00	—	0.00	—	0.00
Mortgage-backed securities:
Residential	19	3.57	33,507	1.92	32,442	2.22	6,487	2.74
Commercial	—	0.00	281	2.64	22,209	1.79	31,799	2.15
Total	$1,084	2.72%	$36,227	2.05%	$56,065	2.07%	$39,111	2.27%
Total securities with stated maturity							$132,487	2.13%

	Held-to-Maturity
	Stated Maturity as of December 31, 2018
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities held-to-maturity:
Obligations of U.S. government-sponsored agencies	$—	0.00%	$123	1.83%	$6,934	2.14%	$969	2.16%
Obligations of states and political subdivisions	—	0.00	770	2.21	520	0.77	430	3.05
Mortgage-backed securities:
Commercial	—	0.00	188	1.29	2,936	1.84	8,592	2.33
Total	$—	0.00%	$1,081	2.00%	$10,390	1.99%	$9,991	2.34%
Total securities with stated maturity							$21,462	2.15%

Condensed Portfolio Maturity Schedule

Maturity Summary as of December 31, 2018	Dollar Amount	Portfolio Percentage
	(Dollars in Thousands)
Maturing in three months or less	$—	0.0%
Maturing after three months to one year	1,084	0.7
Maturing after one year to three years	4,740	3.1
Maturing after three years to five years	32,568	21.2
Maturing after five years to fifteen years	94,911	61.6
Maturing in more than fifteen years	20,646	13.4
Total	$153,949	100.0%

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio segment for both the Bank and ALC at the end of each of the most recent five quarters as of December 31, 2018:

	Bank
	2018				2017
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$41,340	$43,501	$22,878	$25,965	$26,143
Secured by 1-4 family residential properties	102,971	111,555	38,968	36,618	34,272
Secured by multi-family residential properties	23,009	22,915	18,374	16,396	16,579
Secured by non-farm, non-residential properties	156,162	150,523	112,461	111,546	105,133
Other	1,308	1,100	187	188	190
Commercial and industrial loans	85,779	83,087	59,320	65,996	69,969
Consumer loans	6,927	7,075	5,420	5,416	5,217
Total loans	$417,496	$419,756	$257,608	$262,125	$257,503
Less unearned interest, fees and deferred cost	331	331	351	349	374
Allowance for loan losses	2,735	2,709	2,520	2,500	2,447
Net loans	$414,430	$416,716	$254,737	$259,276	$254,682

	ALC
	2018				2017
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	7,785	8,472	9,176	9,963	10,801
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	31,656	31,965	32,902	32,758	34,083
Branch retail	28,324	29,904	30,188	27,184	26,434
Indirect sales	40,609	41,101	37,241	32,973	28,637
Total loans	$108,374	$111,442	$109,507	$102,878	$99,955
Less unearned interest, fees and deferred cost	5,617	5,929	6,283	6,020	6,189
Allowance for loan losses	2,320	2,407	2,432	2,329	2,327
Net loans	$100,437	$103,106	$100,792	$94,529	$91,439

The tables below summarize changes in the allowance for loan and lease losses at the end of each of the most recent five quarters as of December 31, 2018, at both the Bank and ALC:

	Bank
	2018				2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,709	$2,520	$2,500	$2,447	$2,422
Charge-offs:
Real estate loans:
Construction, land development and other loan loans	—	—	—	—	—
Secured by 1-4 family residential properties	—	—	(1)	(8)	—
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	(1)	—	(2)	—	—
Consumer loans	(1)	(3)	—	—	—
Total charge-offs	(2)	(3)	(3)	(8)	—
Recoveries	28	16	23	22	25
Net recoveries (charge-offs)	26	13	20	14	25
Provision (reduction in reserve) for loan and lease losses	—	176	—	39	—
Ending balance	$2,735	$2,709	$2,520	$2,500	$2,447
as a percentage of loans	0.66%	0.65%	0.98%	0.96%	0.95%
as a percentage of loans, excluding purchased loans	1.01%	1.03%	0.98%	0.96%	0.95%

	ALC
	2018				2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,407	$2,432	$2,329	$2,327	$2,386
Charge-offs:
Real estate loans:
Construction, land development and other loan loans	—	—	—	—	—
Secured by 1-4 family residential properties	(19)	(41)	(18)	(14)	(1)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	(637)	(628)	(609)	(604)	(576)
Branch retail	(73)	(123)	(98)	(121)	(126)
Indirect sales	(36)	(21)	(33)	(26)	(16)
Other loans	—	—	—	—	—
Total charge-offs	(765)	(813)	(758)	(765)	(719)
Recoveries	204	176	159	148	137
Net recoveries (charge-offs)	(561)	(637)	(599)	(617)	(582)
Provision (reduction in reserve) for loan and lease losses	474	612	702	619	523
Ending balance	$2,320	$2,407	$2,432	$2,329	$2,327
as a percentage of loans	2.26%	2.28%	2.36%	2.40%	2.48%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of December 31, 2018 were as follows:

	Consolidated
	2018				2017
	December 31,	September 30,	June 30,	March 31,	December 31,
	(Dollars in Thousands)
Non-accrual loans	$2,759	$3,782	$1,713	$2,037	$2,148
Other real estate owned	1,505	1,489	2,181	3,343	3,792
Total	$4,264	$5,271	$3,894	$5,380	$5,940
Nonperforming assets as a percentage of loans and other real estate	0.82%	1.00%	1.07%	1.49%	1.67%
Nonperforming assets as a percentage of total assets	0.54%	0.66%	0.61%	0.86%	0.95%

	Bank
	2018				2017
	December 31,	September 30,	June 30,	March 31,	December 31,
Non-accrual loans	$1,530	$2,581	$360	$369	$315
Other real estate owned	1,401	1,319	2,002	3,100	3,527
Total	$2,931	$3,900	$2,362	$3,469	$3,842
Nonperforming assets as a percentage of loans and other real estate	0.70%	0.93%	0.91%	1.31%	1.47%
Nonperforming assets as a percentage of total assets	0.37%	0.48%	0.37%	0.55%	0.61%

	ALC
	2018				2017
	December 31,	September 30,	June 30,	March 31,	December 31,
Non-accrual loans	$1,229	$1,201	$1,353	$1,668	$1,833
Other real estate owned	104	170	179	243	265
Total	$1,333	$1,371	$1,532	$1,911	$2,098
Nonperforming assets as a percentage of loans and other real estate	1.30%	1.30%	1.48%	1.97%	2.23%
Nonperforming assets as a percentage of total assets	1.29%	1.30%	1.48%	1.96%	2.22%

Summarized below is information concerning income on those loans with deferred interest or principal payments resulting from deterioration in the financial condition of the borrower.

	December 31,
	2018	2017
	(Dollars in Thousands)
Total loans accounted for on a non-accrual basis	$2,759	$2,148
Interest income that would have been recorded under original terms	44	19
Interest income reported and recorded during the year	27	3

Allocation of Allowance for Loan and Lease Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table shows an allocation of the allowance for loan and lease losses as of the end of the two years indicated.

	2018		2017
	Allocation Allowance	Percent of Loans in Each Category to Total Loans	Allocation Allowance	Percent of Loans In Each Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$240	7.9%	$203	7.3%
Secured by 1-4 family residential properties	346	21.1%	290	12.6%
Secured by multi-family residential properties	128	4.4%	116	4.6%
Secured by non-farm, non-residential properties	831	29.7%	777	29.4%
Other	1	0.2%	2	0.1%
Commercial and industrial loans	1,138	16.3%	1,049	19.6%
Consumer loans:
Consumer	1,799	7.3%	1,715	11.0%
Branch retail	427	5.4%	393	7.4%
Indirect sales	145	7.7%	229	8.0%
Total	$5,055	100.0%	$4,774	100.0%

Summary of Loan Loss Experience

The following table summarizes the Company’s loan loss experience for each of the two years indicated.

	2018	2017
	(Dollars in Thousands)
Balance of allowance for loan and lease losses at beginning of period	$4,774	$4,856
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—
Secured by 1-4 family residential properties	(101)	(28)
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	—	—
Other	—	—
Commercial and industrial loans	(3)	(16)
Consumer loans:
Consumer	(2,482)	(2,360)
Branch retail	(415)	(538)
Indirect sales	(116)	(49)
	(3,117)	(2,991)
Recoveries:
Real estate loans:
Construction, land development and other land loans	—	—
Secured by 1-4 family residential properties	74	135
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	4	69
Other	—	—
Commercial and industrial loans	11	19
Consumer loans:
Consumer	568	601
Branch retail	113	98
Indirect sales	6	—
	776	922
Net charge-offs	(2,341)	(2,069)
Provision for loan and lease losses	2,622	1,987
Balance of allowance for loan and lease losses at end of period	$5,055	$4,774
Ratio of net charge-offs during period to average loans outstanding	0.57%	0.62%

Net charge-offs improved for the Company to 0.57% of average loans outstanding in 2018, compared to 0.62% of average loans outstanding in 2017. The improvement resulted primarily from the continued shift in the mix of loans at ALC to higher balances in indirect lending, including both branch retail and indirect sales. Compared to ALC’s traditional consumer lending portfolio, indirect lending has historically experienced significantly lower credit losses. In 2018, net charge-offs as a percentage of average loans totaled 5.93% in ALC’s consumer lending portfolio, compared to 2.00% and 0.22% in the branch retail and indirect sales portfolios, respectively. In 2017, net charge-offs as a percentage of average loans totaled 5.30%, 3.27% and 0.13% in ALC’s consumer, branch retail and indirect sales portfolios, respectively. ALC’s real estate portfolio, which has been discontinued and is in run-off mode, experienced net charge-offs as a percentage of average loans in 2018 of 0.74% and net recoveries as a percentage of average loans in 2017 of (0.04%). The Bank’s portfolio, which is primarily comprised of commercial loans, experienced net recoveries in both 2018 and 2017 with net recoveries as a percentage of average loans of (0.02%) in 2018 and (0.07%) in 2017.

Deposits

Total deposits increased by 36.3% to $704.7 million as of December 31, 2018, from $517.1 million as of December 31, 2017. Total deposits acquired from TPB attributed to $131.9 million of this growth. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits totaled $634.1 million, or 90.0% of total deposits, as of December 31, 2018, compared to $489.0 million, or 94.6% of total deposits, as of December 31, 2017.

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

Average Daily Amount of Deposits and Rates

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	2018		2017
	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposit accounts	$92,030	—	$78,609	—
Interest-bearing demand deposit accounts	161,518	0.45%	163,301	0.39%
Savings deposits	122,508	0.73%	81,420	0.24%
Time deposits	211,136	1.20%	183,477	0.86%
Total	$587,192	0.84%	$506,807	0.56%

Maturities of time certificates of deposit of greater than $250 thousand outstanding as of December 31, 2018 and 2017 are summarized as follows:

Maturities	December 31,
	2018	2017
	(Dollars in Thousands)
Three months or less	$33,120	$7,334
Over three through six months	12,519	3,540
Over six through twelve months	12,846	10,942
Over twelve months	12,178	6,268
Total	$70,663	$28,084

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. As of December 31, 2018, these borrowings represented 2.5% of average interest-bearing liabilities, compared to 5.1% as of December 31, 2017.

	Short- Term Borrowings (Maturity Less Than One Year)	Long- Term Borrowings (Maturity One Year or Greater)
	(Dollars in Thousands)
Other interest-bearing liabilities outstanding at year-end:
2018	$527	$—
2017	15,594	10,000
Weighted average interest rate at year-end:
2018	0.25%	0.00%
2017	1.27%	1.32%
Maximum amount outstanding at any month end:
2018	$15,506	$10,000
2017	20,710	15,000
Average amount outstanding during the year:
2018	$7,479	$5,288
2017	11,630	11,452
Weighted average interest rate during the year:
2018	0.49%	1.90%
2017	1.04%	1.55%

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base. As of December 31, 2018, shareholders’ equity totaled $79.4 million, or 10.0% of total assets, compared to $76.2 million, or 12.2% of total assets, as of December 31, 2017. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The increase in shareholders’ equity during the year ended December 31, 2018 resulted primarily from an increase in surplus associated with the TPB acquisition and growth in retained earnings, which were partially offset by an increase in accumulated other comprehensive loss associated with unrealized losses in the fair value of available-for-sale securities during the year ended December 31, 2018. The fair value of the available-for-sale portfolio fluctuates based primarily on changes in interest rates. Accordingly, the net unrealized losses during the year ended December 31, 2018 are not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and the desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During each of the years ended December 31, 2018 and 2017, Bancshares declared dividends of $0.08 per common share, or approximately $0.5 million in aggregate amount.

As of both December 31, 2018 and 2017, the Company retained approximately $20.4 million in treasury stock. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2019. There are 242,303 shares available for repurchase under this program, at management’s discretion. No shares were purchased under this program for the years ended 2018 or 2017.

As of December 31, 2018 and 2017, a total of 116,766 and 103,620 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity surplus. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

Liquidity and Capital Resources

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) maturities and principal payments from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $75.2 million and $117.3 million as of December 31, 2018 and 2017, respectively. Investment securities forecasted to mature or reprice in one year or less were estimated to be $8.1 million and $9.7 million of the investment portfolio as of December 31, 2018 and 2017, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of December 31, 2018, the investment securities portfolio had an estimated average life of 2.9 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of December 31, 2018, the Company did not have any outstanding borrowings under FHLB advances, and had $25.0 million in outstanding borrowings as of December 31, 2017. The Company had up to $282.2 million and $159.3 million in remaining unused credit from the FHLB (subject to available collateral) as of December 31, 2018 and 2017, respectively. In addition, the Company had $72.2 million and $18.8 million in unused established federal funds lines as of December 31, 2018 and 2017, respectively.

Management believes that the Company has adequate sources of liquidity to satisfy its contractual obligations and commitments over the next twelve months. Management is not aware of any condition that currently exists that would have an adverse effect on the liquidity, capital resources or operation of the Company.

Regulatory Capital

Since January 1, 2015, the Bank has been subject to certain capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report.  Under these requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal banking regulatory agencies.   These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Bancshares and the Bank, and could impact Bancshares’ ability to pay dividends.  As of December 31, 2018, the Bank exceeded all applicable minimum capital standards.  In addition, the Bank met applicable regulatory guidelines to be considered well-capitalized as of December 31, 2018.  No significant conditions or events have occurred since December 31, 2018 that management believes would affect the Bank’s classification as “well capitalized” for regulatory purposes.

Refer to the section captioned “Regulatory Capital” included in Note 17, “Shareholders’ Equity,” in the Notes to the Consolidated Financial Statements for an illustration of the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2018 and December 31, 2017.

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

As part of interest rate risk management, the Company may use derivative instruments in accordance with policies established by the Board of Directors. The Asset/Liability Committee, in its oversight role, approves the use of derivatives, which include interest rate swaps, caps and floors. During 2017 and the first half of 2018, the Bank held two forward interest rate swap contracts on variable-rate FHLB advances. The swaps were designated as derivative instruments in cash flow hedges with the objective of protecting the quarterly interest rate payments on the FHLB advances from the risk of variability of those payments resulting from changes in interest rates. During the third quarter of 2018, the Bank voluntarily settled both of these forward interest rate swap contracts with the counterparty and concurrently paid down the associated hedged variable-rate FHLB advances. Since the intended forecasted transactions (the variable interest rate payments associated with the FHLB advances) will no longer occur as previously expected, all amounts associated with the fair value of the derivative assets and net after-tax gains recorded in accumulated other comprehensive income were recognized as gains during the year ended December 31, 2018. The amounts recognized as gains totaled approximately $1.0 million on a pre-tax basis and $0.7 million on an after-tax basis. As a result of the settlement of the interest rate swaps, the Company no longer holds any derivative contracts as of December 31, 2018. See Note 18, “Derivative Financial Instruments,” in the Notes to the Consolidated Financial Statements for additional information related to these derivative instruments.

Contractual Obligations

The Company has contractual obligations to make future payments under debt and lease agreements. Long-term debt is reflected on the consolidated balance sheets, whereas operating lease obligations for office space and equipment are not recorded in the consolidated balance sheets. The Company has not entered into any unconditional purchase obligations or other long-term obligations, other than as included below. These types of obligations are more fully discussed in Note 12, “Long-Term Debt,” and Note 21, “Operating Leases,” in the Notes to Consolidated Financial Statements.

Many of the Bank’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded in the consolidated balance sheets. These commitments are more fully discussed in Note 22, “Guarantees, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

The following table summarizes the Company’s contractual obligations as of December 31, 2018:

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollars in Thousands)
Time deposits	$262,496	$177,338	$65,639	$19,519	$—
Long-term debt	—	—	—	—	—
Commitments to extend credit	85,972	85,972	—	—	—
Operating leases	5,437	898	1,308	1,029	2,202
Standby letters of credit	884	884	—	—	—
Total	$354,789	$265,092	$66,947	$20,548	$2,202

Off-Balance Sheet Obligations

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than as described under the captions “Derivative Financial Instruments,” included in Note 18, “Operating Leases,” included in Note 21, and “Guarantees, Commitments and Contingencies,” included in Note 22 in the Notes to Consolidated Financial Statements.

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

Assessing Short-Term Interest Rate Risk – Net Interest Margin Simulation

On a monthly basis, management simulates how changes in short- and long-term interest rates will impact future profitability, as reflected by changes in the Bank’s net interest margin and net interest income. The tables below depict how, as of December 31, 2018, pre-tax net interest margin and net interest income are forecasted to change over timeframes of six months, one year, two years and five years under the three listed interest rate scenarios. The interest rate scenarios contemplate immediate and parallel shifts in short- and long-term interest rates.

Average Change in Net Interest Margin from Level Interest Rate Forecast (basis points, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	(3)	(4)	(3)	6
+2%	(13)	(15)	(13)	4
-1%	—	—	(1)	(10)

Cumulative Change in Net Interest Income from Level Interest Rate Forecast (dollars in thousands, pre-tax):

	6 Months	1 Year	2 Years	5 Years
+1%	$(112)	$(292)	$(431)	$2,296
+2%	(530)	(1,209)	(2,141)	1,582
-1%	(7)	25	(188)	(4,198)

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

The table below is a summary of estimated market value changes in the Company’s assets, liabilities and equity as of December 31, 2018, for the three listed scenarios.

	+1%	+2%	-1%
	(Dollars in Thousands)
Change in market value of assets	$(14,961)	$(30,179)	$12,928
Change in market value of liabilities	12,917	22,097	(15,667)
Net change in market value of equity	(2,044)	(8,082)	(2,739)
Beginning market value of equity	126,275	126,275	126,275
Resulting market value of equity	$124,231	$118,193	$123,536

Item 8.	Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First US Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First US Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Carr, Riggs & Ingram, LLC

We have served as the Company’s auditor since 2008.

Atlanta, Georgia

March 15, 2019

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$9,796	$7,577
Interest-bearing deposits in banks	39,803	19,547
Total cash and cash equivalents	49,599	27,124
Federal funds sold	8,354	15,000
Investment securities available-for-sale, at fair value	132,487	153,871
Investment securities held-to-maturity, at amortized cost	21,462	26,279
Federal Home Loan Bank stock, at cost	703	1,609
Loans, net of allowance for loan and lease losses of $5,055 and $4,774, respectively	514,867	346,121
Premises and equipment, net of accumulated depreciation of $21,437 and $20,304, respectively	27,643	26,433
Cash surrender value of bank-owned life insurance	15,237	14,923
Accrued interest receivable	2,816	2,057
Goodwill and core deposit intangible, net	9,312	—
Other real estate owned	1,505	3,792
Other assets	7,954	8,372
Total assets	$791,939	$625,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$109,050	$81,831
Interest-bearing	595,675	435,248
Total deposits	704,725	517,079
Accrued interest expense	424	381
Other liabilities	6,826	6,319
Short-term borrowings	527	15,594
Long-term debt	—	10,000
Total liabilities	712,502	549,373

Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,562,264 and 7,345,946 shares issued, respectively; 6,298,062 and 6,081,744 shares outstanding, respectively	75	73
Surplus	13,496	10,755
Accumulated other comprehensive loss, net of tax	(2,377)	(868)
Retained earnings	88,668	86,673
Less treasury stock: 1,264,202 shares at cost	(20,414)	(20,414)
Noncontrolling interest	(11)	(11)
Total shareholders’ equity	79,437	76,208
Total liabilities and shareholders’ equity	$791,939	$625,581

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2018	2017
Interest income:
Interest and fees on loans	$32,899	$26,996
Interest on investment securities:
Taxable	3,290	3,410
Tax-exempt	132	304
Other interest and dividends	817	390
Total interest income	37,138	31,100
Interest expense:
Interest on deposits	4,151	2,407
Interest on short-term borrowings	115	122
Interest on long-term debt	84	177
Total interest expense	4,350	2,706
Net interest income	32,788	28,394
Provision for loan and lease losses	2,622	1,987
Net interest income after provision for loan and lease losses	30,166	26,407
Non-interest income:
Service and other charges on deposit accounts	1,895	1,880
Credit insurance income	633	715
Net gain on sales and prepayments of investment securities	118	229
Net gain on settlement of derivative contracts	981	—
Mortgage fees from secondary market	507	211
Other income, net	1,408	1,631
Total non-interest income	5,542	4,666
Non-interest expense:
Salaries and employee benefits	18,771	17,374
Net occupancy and equipment	3,609	3,164
Computer services	1,300	1,384
Fees for professional services	1,031	813
Acquisition expenses	1,641	—
Other expense	5,965	5,714
Total non-interest expense	32,317	28,449
Income before income taxes	3,391	2,624
Provision for income taxes	901	3,035
Net income (loss)	$2,490	$(411)
Basic net income (loss) per share	$0.40	$(0.07)
Diluted net income (loss) per share	$0.37	$(0.07)
Dividends per share	$0.08	$0.08

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)

	Common Stock Shares Outstanding	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Non- Controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2016	6,043,102	$73	$10,786	$(1,277)	$87,434	$(20,764)	$(11)	$76,241
Net loss	—	—	—	—	(411)	—	—	(411)
Net change in fair value of securities available-for-sale, net of tax	—	—	—	484	—	—	—	484
Net change in fair value of derivative instruments, net of tax	—	—	—	61	—	—	—	61
Dividends declared: $.08 per share	—	—	—	—	(486)	—	—	(486)
Impact of stock-based compensation plans, net	16,886	—	(31)	—	—	—	—	(31)
Treasury stock reissued	21,756	—	—	—	—	350	—	350
Reclassification of certain tax effects	—	—	—	(136)	136	—	—	—
Balance, December 31, 2017	6,081,744	$73	$10,755	$(868)	$86,673	$(20,414)	$(11)	$76,208
Net income	—	—	—	—	2,490	—	—	2,490
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(1,176)	—	—	—	(1,176)
Net change in fair value of derivative instruments, net of tax	—	—	—	(333)	—	—	—	(333)
Dividends declared: $.08 per share	—	—	—	—	(495)	—	—	(495)
Impact of stock-based compensation plans, net	11,963	—	444	—	—	—	—	444
Stock paid or issued for acquisition	204,355	2	2,297	—	—	—	—	2,299
Balance, December 31, 2018	6,298,062	$75	$13,496	$(2,377)	$88,668	$(20,414)	$(11)	$79,437

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Year Ended December 31,
	2018	2017
Net income (loss)	$2,490	$(411)
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during the year, net of tax expense (benefit) of $(362) and $366, respectively	(1,087)	629
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax expense of $29 and $84, respectively	(89)	(145)
Unrealized holding gains on effective cash flow hedge derivatives arising during the year, net of tax expense of $133 and $36, respectively	398	61
Reclassification adjustment for net gains on cash flow hedge derivatives realized in net income, net of tax expense of $243 and $0, respectively	(731)	—
Other comprehensive income (loss)	(1,509)	545
Total comprehensive income	$981	$134

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,490	$(411)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,455	1,133
Provision for loan and lease losses	2,622	1,987
Deferred income tax provision	1,488	2,825
Net gain on sale and prepayment of investment securities	(118)	(229)
Stock-based compensation expense	444	366
Net amortization of securities	804	1,099
Amortization of intangible assets	171	—
Net loss on premises and equipment and other real estate	472	595
Changes in assets and liabilities:
Increase in accrued interest receivable	(224)	(70)
Increase in other assets	(1,653)	(444)
Increase in accrued interest expense	43	140
Increase (decrease) in other liabilities	70	(239)
Net cash provided by operating activities	8,064	6,752
Cash flows from investing activities:
Net decrease (increase) in federal funds sold	6,646	(15,000)
Purchases of investment securities, available-for-sale	(19,676)	(25,360)
Purchases of investment securities, held-to-maturity	—	(4,696)
Proceeds from sales of investment securities, available-for-sale	4,221	1,749
Proceeds from maturities and prepayments of investment securities, available-for-sale	40,665	51,681
Proceeds from maturities and prepayments of investment securities, held-to-maturity	4,693	4,186
Net decrease (increase) in Federal Home Loan Bank stock	1,471	(28)
Net cash paid for acquisition	(19,014)	—
Proceeds from the sale of premises and equipment and other real estate	3,104	1,347
Net increase in loans	(17,859)	(26,109)
Purchases of premises and equipment	(1,549)	(10,393)
Net cash provided by (used in) investing activities	2,702	(22,623)
Cash flows from financing activities:
Net increase in customer deposits	47,271	19,523
Net increase (decrease) in short-term borrowings	(25,067)	5,475
Payments on long-term Federal Home Loan Bank advances	(10,000)	(5,000)
Net share-based compensation transactions	—	(47)
Dividends paid	(495)	(486)
Net cash provided by financing activities	11,709	19,465
Net increase in cash and cash equivalents	22,475	3,594
Cash and cash equivalents, beginning of period	27,124	23,530
Cash and cash equivalents, end of period	$49,599	$27,124

The accompanying notes are an integral part of these consolidated statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

1.	DESCRIPTION OF BUSINESS

First US Bancshares, Inc. (“Bancshares”) and its wholly-owned subsidiary, First US Bank (the “Bank”), provide commercial banking services to customers through 20 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia. Both Bancshares and the Bank are headquartered in Birmingham, Alabama.

The Bank owns all of the stock of Acceptance Loan Company, Inc. (“ALC”), an Alabama corporation. ALC is a finance company headquartered in Mobile, Alabama that performs both indirect lending through third-party retailers and conventional consumer finance lending through a branch network. ALC conducts indirect lending in 10 states, including Alabama, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia, with loans underwritten centrally at ALC’s headquarters location. ALC’s branch network serves customers through 21 offices located in Alabama and southeast Mississippi. The Bank serves as the primary funding source for ALC’s operations. In recent years, ALC’s indirect lending portfolio has grown at a more rapid pace than conventional consumer finance lending. In general, the credit quality of indirect lending exceeds the credit quality of conventional consumer finance lending, with a commensurate reduction in yield.

The Bank also owns all of the stock of FUSB Reinsurance, Inc. (“FUSB Reinsurance”), an Arizona corporation. FUSB Reinsurance is an insurance company that underwrites credit life and accidental death insurance related to loans written by the Bank and ALC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Bancshares, the Bank and its wholly-owned subsidiaries (collectively, the “Company”) and one variable interest entity (“VIE”). All significant intercompany balances and transactions have been eliminated. The Company consolidates an entity if the Company has a controlling financial interest in the entity. VIEs are consolidated if the Company has the power to direct the significant economic activities of the VIE that impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant (i.e., the Company is the primary beneficiary). The assessment of whether or not the Company is the primary beneficiary of a VIE is performed on an ongoing basis. See Note 9, “Investment in Limited Partnership,” for further discussion of the consolidated VIE.

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

Material estimates that are particularly susceptible to significant changes in the near term relate to the accounting for the allowance for loan and lease losses, the value of other real estate owned (“OREO”) and certain collateral-dependent loans and deferred tax asset valuation. In connection with the determination of the allowance for loan losses and OREO, management generally obtains independent appraisals for significant properties, evaluates the overall portfolio characteristics and delinquencies and monitors economic conditions.

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

Supplemental disclosures of cash flow information and non-cash transactions related to cash flows for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
	(Dollars in Thousands)
Cash paid during the year for:
Interest	$4,307	$2,566
Income taxes	134	127
Non-cash transactions:
Assets acquired in settlement of loans	1,068	773
Reissuance of treasury stock as compensation	—	350
Assets acquired in business acquisition	164,690	—
Liabilities assumed in business acquisition	150,812	—

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

Investment Securities

Securities may be held in one of three portfolios: trading account securities, securities held-to-maturity or securities available-for-sale. Trading account securities are carried at estimated fair value, with unrealized gains and losses included in operations. The Company held no trading account securities as of December 31, 2018 or 2017. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held-to-maturity, management has the intent and the Bank has the ability to hold such securities until maturity. Investment securities available-for-sale are carried at fair value, with any unrealized gains or losses excluded from operations and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income or loss. Investment securities available-for-sale are so classified because management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. When the fair value of a security falls below carrying value, an evaluation must be made to determine whether the unrealized loss is a temporary or other-than-temporary impairment. Impaired securities that are not deemed to be temporarily impaired are written down by a charge to operations to the extent that the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income or loss. The Company uses a systematic methodology to evaluate potential impairment of its investments that considers, among other things, the magnitude and duration of the decline in fair value, the financial health and business outlook of the issuer and the Company’s ability and intent to hold the investment until such time as the security recovers its fair value.

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

Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company may use derivative instruments, which can include interest rate swaps, caps and floors. Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC Topic 815”), requires all derivative instruments to be carried at fair value on the consolidated balance sheets. ASC Topic 815 provides special accounting provisions for derivative instruments that qualify for hedge accounting. To be eligible, the Company must specifically identify a derivative as a hedging instrument and identify the risk being hedged. The derivative instrument must be shown to meet specific requirements under ASC Topic 815.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is determined based on various components for individually impaired loans and for homogeneous pools of loans and leases. The allowance for loan and lease losses is increased by a provision for loan and lease losses, which is charged to expense, and reduced by charge-offs, net of recoveries by portfolio segment. The methodology for determining charge-offs is consistently applied to each segment. The allowance for loan and lease losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan and lease portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan and lease portfolio, including the nature of the portfolio, and changes in its risk profile, credit concentrations, historical trends and economic conditions. This evaluation also considers the balance of impaired loans. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows, discounted at each loan’s original effective market interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, loss experience and other factors. Though management believes the allowance for loan and lease losses to be adequate, ultimate losses may vary from estimates. However, estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings during periods in which they become known.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation, and amortization is computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range from three to forty years.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain directors and former executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of cost over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is determined to have an indefinite useful life and is not amortized, but tested for impairment at least annually or more frequently if events or circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected October 1 as the date to perform the annual impairment test.

Other intangible assets consist of core deposit intangible assets arising from acquisitions. Core deposit intangibles have definite useful lives and are amortized on an accelerated basis over their estimated useful lives. The Company’s core deposit intangibles have estimated useful lives of 7 years. In addition, these intangibles are evaluated for impairment whenever events or circumstances exist that indicate that the carrying amount should be reevaluated.

Other Real Estate Owned (OREO)

Other real estate owned consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at net realizable value, less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Gains or losses realized upon the sale of OREO and additional losses related to subsequent valuation adjustments are determined on a specific property basis and are included as a component of non-interest expense along with carrying costs.

Income Taxes

The Company accounts for income taxes on the accrual basis through the use of the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts and the basis of existing assets and liabilities. Deferred tax assets are also recorded for any tax attributes, such as tax credit and net operating loss carryforwards. The net balance of deferred tax assets and liabilities is reported in other assets in the consolidated balance sheets. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. See “Income Taxes” included in Note 13 for a discussion of the impact of recent federal tax legislation.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize compensation cost net of estimated forfeitures.

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

Reclassification and Restatement

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the 2018 presentation. In addition, the 2017 diluted net loss per share, which was included in the 2017 financial statements at ($0.06), was restated in the 2018 presentation to ($0.07) as the potentially dilutive shares were determined to be anti-dilutive.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding (basic shares). Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period (dilutive shares). The dilutive shares consist of nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to Bancshares’ 2013 Incentive Plan (the “2013 Incentive Plan”) previously approved by Bancshares’ shareholders. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Basic shares	6,276,670	6,173,450
Dilutive shares	377,951	—
Diluted shares	6,654,621	6,173,450

	Year Ended December 31,
	2018	2017
	(Dollars in Thousands, Except Per Share Data)
Net income (loss)	$2,490	$(411)
Basic net income (loss) per share	$0.40	$(0.07)
Diluted net income (loss) per share	$0.37	$(0.07)

On February 27, 2019, the Company granted stock awards to certain management employees and members of the Board of Directors. Nonqualified stock options to purchase a total of 66,150 shares of common stock were granted. Additionally, restricted stock awards with respect to 5,520 shares of common stock were granted. The shares underlying these awards are dilutive; however, since they were granted subsequent to December 31, 2018, they are not included in dilutive shares in the table above.

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

Accounting Policies Recently Adopted

Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825).” Issued in January 2016, ASU 2016-01 was intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information. The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value, with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; and (iii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 became effective for the Company on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Company's consolidated financial statements.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pending Accounting Pronouncements

ASU 2018-15, “Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” Issued in August 2018, ASU 2018-15 aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments of ASU 2018-15 require an entity to follow the guidance in FASB ASC Subtopic 350-40, “Intangibles-Goodwill and Other – Internal-Use Software,” in order to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments of ASU 2018-15 also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement (i.e. the noncancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the entity is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the entity is reasonably certain not to exercise the option and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor). ASU 2018-15 also requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement, and to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not currently have any material amount of implementation costs related to hosting arrangements that are service contracts, and the Company does not expect the adoption of ASU 2018-15 to have a material impact on the Company’s consolidated financial statements.

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” Issued in August 2018, the amendments in this ASU remove disclosure requirements in FASB ASC Topic 820 related to (1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. The ASU also modifies disclosure requirements such that (1) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date that restrictions from redemption might lapse, only if the investee has communicated the timing to the entity or announced the timing publicly, and (2) it is clear that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additionally, this ASU adds disclosure requirements for public entities about (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments of ASU 2018-13 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU simplifies and expands the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplifies the application of ASC Topic 815, Derivatives and Hedging, through targeted improvements in key practice areas. This includes expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships. In addition, the ASU prescribes how hedging results should be presented and requires incremental disclosures. These changes are intended to allow preparers more flexibility and to enhance the transparency of how hedging results are presented and disclosed. Further, the ASU provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings in the current period. The amendments of ASU 2017-12 became effective for the Company on January 1, 2019. ASU 2017-12 did not have a material impact on the Company's consolidated financial statements.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 requires organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all operating leases under current U.S. GAAP with a term of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease are not significantly changed under ASU 2016-02, and there will continue to be differentiation between finance leases and operating leases. The accounting applied by the lessor in a lease transaction remains largely unchanged from previous U.S. GAAP. The amendments of ASU 2016-02 and subsequently issued ASUs which provided additional guidance and clarifications to FASB ASC 842, became effective for the Company on January 1, 2019. Management is currently finalizing the evaluation of the Company’s lease obligations as potential lease assets and liabilities as defined by ASU 2016-02; however, adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements. Based on management’s preliminary analysis of the Company’s existing lease contracts, it is estimated that the adoption of ASU 2016-02 will result in a less than 1% increase in the assets and liabilities on the Company’s consolidated balance sheets. Disclosures required by the amendments of ASU 2016-02 will be presented beginning with the Quarterly Report on Form 10-Q for the period ended March 31, 2019.

Revenue

On January 1, 2018, the Company implemented ASU 2014-09, Revenue from Contracts with Customers, codified at ASC 606. The Company adopted ASC 606 using the modified retrospective transition method. As of December 31, 2017, the Company had no uncompleted customer contracts and, as a result, no cumulative transition adjustment was made to the Company’s accumulated deficit during the year ended December 31, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported under legacy U.S. GAAP.

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans and investment securities, which falls outside the scope of ASC 606. The Company also generates revenue from insurance- and lease-related contracts that also fall outside the scope of ASC 606.

All of the Company’s revenue that is subject to ASC 606 is included in non-interest income; however, not all non-interest income is subject to ASC 606. Revenue earned by the Company subject to ASC 606 primarily consists of service and other charges on deposit accounts, mortgage fees from secondary market transactions at the Bank, ATM fee income and other non-interest income. Revenue generated from these sources for the years ended December 31, 2018 and 2017 was $3.2 million and $3.0 million, respectively. All sources of the Company’s revenue subject to ASC 606 are transaction-based, and revenue is recognized at the time the transaction is executed, which is the same time the Company’s performance obligation is satisfied. The Company had no contract liabilities or unsatisfied performance obligations with customers as of December 31, 2018.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	ACQUISITION ACTIVITY

On August 31, 2018, the Company completed the acquisition of The Peoples Bank (“TPB”) and then merged TPB with and into the Bank. The acquisition of TPB provided the Company with an opportunity to enter the Knoxville, Tennessee market, as well as southwest Virginia, and was consistent with the Company’s strategy to expand in selected metropolitan markets. As of the acquisition date, TPB’s assets totaled $166.5 million, consisting primarily of pre-discounted gross loans totaling $156.8 million. Total deposits were $140.0 million. Purchase accounting adjustments were recorded as of the acquisition date, resulting in goodwill of $7.4 million.

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

In accordance with the transaction agreement, the Company acquired 100% of the capital stock of TPB for the purchase price of $23.4 million calculated on the net book value of TPB as of December 31, 2017 and a mutually agreed upon multiple of 1.62, less certain mutually agreed upon deductions that are described in the transaction agreement, which reduced the purchase price by approximately $0.4 million. Approximately 90% of the purchase price was paid in cash, which totaled approximately $20.7 million, and approximately 10% was paid in the form of unregistered shares of the Company’s common stock, which consisted of 204,355 shares of FUSB common stock. The aggregate purchase price was subject to adjustment following the closing date of the transaction based on determination of TPB’s final net book value as of the date of closing, which resulted in the payment by the Company of an additional cash amount of approximately $1.4 million.

A summary, at fair value, of the assets acquired and liabilities assumed in the TPB transaction, as of the acquisition date, is as follows:

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NET ASSETS ACQUIRED FROM THE PEOPLES BANK

AUGUST 31, 2018

(Dollars in Thousands)

	Acquired from TPB	Fair Value Adjustments	Fair Value as of August 31, 2018
Assets Acquired:
Cash and cash equivalents	$3,085	$—	$3,085
Investment securities, available-for-sale	5,977	—	5,977
Federal Home Loan Bank stock, at cost	565	—	565
Loans	156,772	(2,195)	154,577
Allowance for loan losses	(1,702)	1,702	—
Net loans	155,070	(493)	154,577
Premises and equipment, net	1,198	17	1,215
Other real estate owned	85	—	85
Other assets	551	(328)	223
Core deposit intangible	—	2,048	2,048
Total assets acquired	$166,531	$1,244	$167,775

Liabilities Assumed:
Deposits	140,033	342	140,375
Short-term borrowings	10,000	—	10,000
Other liabilities	437	—	437
Total liabilities assumed	150,470	342	150,812
Shareholders’ Equity Assumed:
Common stock	1,027	(1,027)	—
Surplus	5,280	(5,280)	—
Accumulated other comprehensive income, net of tax	17	(17)	—
Retained earnings	9,737	(9,737)	—
Total shareholders’ equity assumed	16,061	(16,061)	—
Total liabilities and shareholders’ equity assumed	$166,531	$(15,719)	$150,812

Net assets acquired			$16,963
Purchase price			24,398
Goodwill			$7,435

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the acquisition above.

Cash and cash equivalents — The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of the assets.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Loans — Fair values for performing loans were determined based on a discounted cash flow methodology that aggregated model inputs and loan information into selected pools and calculated the loan level cash flows used to value the pools. The model calculated the contractual cash flows and expected cash flows, and then discounted the expected cash flows to present value in order to determine fair value. The assumptions used to estimate the fair value of the loans included unpaid principal balance, maturity date, coupon, prepayment speed, expected credit losses, and discount rates. The fair value adjustment, also described as the discount on the purchased loans, for the performing loans is being accreted into income over the lives of the loans. Purchased credit impaired loans were valued using the cost recovery method. The Company did not recognize any accretable yield, or income expected to be collected, associated with the PCI loans. The table below summarizes the carrying amounts and fair value adjustments of the loans acquired from TPB as of the acquisition date.

	August 31, 2018
	Acquired from TPB	Fair Value Adjustments	Fair Value as of August 31, 2018
	(Dollars in Thousands)
Purchased performing loans	$153,862	$(2,116)	$151,746
Purchased credit impaired loans	2,910	(79)	2,831
Total purchased loans	$156,772	$(2,195)	$154,577

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pro Forma Financial Information

The results of operations of TPB have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro forma results (unaudited) for the year ended December 31, 2018 and 2017, as if the TPB acquisition occurred as of the beginning of the reporting periods presented. Non-recurring acquisition-related expenses totaling approximately $1.6 million are included in non-interest expense for the year ended December 31, 2018.

	Year Ended
	December 31,
	2018	2017
	(Dollars in Thousands, Except Per Share Data)
Summary of Operations
Net interest income	$37,630	$35,104
Provision for loan and lease losses	2,622	2,242
Net interest income after provision for loan and lease losses	35,008	32,862
Non-interest income	5,786	5,472
Non-interest expense	35,251	32,666
Income before income taxes	5,543	5,668
Provision for income taxes	1,440	4,037
Net income	$4,103	$1,631
Basic net income per share	$0.66	$0.26
Diluted net income per share	$0.62	$0.24

The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of December 31, 2018 and 2017 were as follows:

	Available-for-Sale
	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$73,859	$113	$(1,517)	$72,455
Commercial	56,101	10	(1,822)	54,289
Obligations of states and political subdivisions	5,617	51	(4)	5,664
U.S. Treasury securities	79	—	—	79
Total	$135,656	$174	$(3,343)	$132,487

	Held-to-Maturity
	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$11,716	$—	$(349)	$11,367
Obligations of U.S. government-sponsored agencies	8,026	—	(244)	7,782
Obligations of states and political subdivisions	1,720	—	(17)	1,703
Total	$21,462	$—	$(610)	$20,852

	Available-for-Sale
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$83,360	$286	$(860)	$82,786
Commercial	67,281	27	(1,234)	66,074
Obligations of states and political subdivisions	4,752	182	(3)	4,931
U.S. Treasury securities	80	—	—	80
Total	$155,473	$495	$(2,097)	$153,871

	Held-to-Maturity
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$15,065	$1	$(186)	$14,880
Obligations of U.S. government-sponsored agencies	9,326	7	(144)	9,189
Obligations of states and political subdivisions	1,888	5	(13)	1,880
Total	$26,279	$13	$(343)	$25,949

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of December 31, 2018 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$1,083	$1,084	$—	$—
Maturing after one to five years	36,800	36,227	1,081	1,077
Maturing after five to ten years	57,729	56,065	10,390	10,076
Maturing after ten years	40,044	39,111	9,991	9,699
Total	$135,656	$132,487	$21,462	$20,852

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2018 and 2017.

	Available-for-Sale
	December 31, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$9,417	$(87)	$53,507	$(1,430)
Commercial	461	(3)	53,430	(1,819)
Obligations of states and political subdivisions	879	(2)	420	(2)
U.S. Treasury securities	79	—	—	—
Total	$10,836	$(92)	$107,357	$(3,251)

	Held-to-Maturity
	December 31, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$11,367	$(349)
Obligations of U.S. government-sponsored agencies	—	—	7,782	(244)
Obligations of states and political subdivisions	770	—	933	(17)
Total	$770	$—	$20,082	$(610)

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

As of December 31, 2018, 153 debt securities had been in a loss position for more than 12 months, and 21 debt securities had been in a loss position for less than 12 months. As of December 31, 2017, 72 debt securities had been in a loss position for more than 12 months, and 83 debt securities had been in a loss position for less than 12 months. As of both December 31, 2018 and 2017, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Most of the securities in an unrealized loss position are residential or commercial mortgage-backed securities that are either direct obligations of the U.S. government or government-sponsored entities, and accordingly, have little associated credit risk. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of December 31, 2018 and 2017.

Investment securities with a carrying value of $46.7 million and $86.8 million as of December 31, 2018 and 2017, respectively, were pledged to secure public deposits and for other purposes.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Portfolio Segments

The Company has divided the loan and lease portfolio into nine portfolio segments, each with different risk characteristics described as follows:

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Commercial and industrial loans and leases – This portfolio segment includes loans and leases to commercial customers for use in the normal course of business. These credits may be loans, lines of credit and leases to financially strong borrowers, secured by inventories, equipment or receivables and are generally guaranteed by the principals of the borrowing entity.

Consumer loans – This portfolio segment includes a variety of secured and unsecured personal loans, including automobile loans, loans for household and personal purposes and all other direct consumer installment loans.

Branch retail – This portfolio segment includes loans secured by collateral purchased by consumers at retail stores with whom ALC has an established relationship through its branch network to provide financing for the retail products sold if applicable underwriting standards are met.

Indirect sales – This portfolio segment includes loans secured by collateral that is purchased by consumers at retail stores with whom ALC has an established centrally-managed relationship to provide financing for the retail products sold if applicable underwriting standards are met.

As of December 31, 2018 and 2017, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	December 31, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$41,340	$—	$41,340
Secured by 1-4 family residential properties	102,971	7,785	110,756
Secured by multi-family residential properties	23,009	—	23,009
Secured by non-farm, non-residential properties	156,162	—	156,162
Other	1,308	—	1,308
Commercial and industrial loans(1)	85,779	—	85,779
Consumer loans:
Consumer	6,927	31,656	38,583
Branch retail	—	28,324	28,324
Indirect sales	—	40,609	40,609
Total loans	417,496	108,374	525,870
Less: Unearned interest, fees and deferred cost	331	5,617	5,948
Allowance for loan losses	2,735	2,320	5,055
Net loans	$414,430	$100,437	$514,867

(1) Includes equipment financing leases.

	December 31, 2017
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$26,143	$—	$26,143
Secured by 1-4 family residential properties	34,272	10,801	45,073
Secured by multi-family residential properties	16,579	—	16,579
Secured by non-farm, non-residential properties	105,133	—	105,133
Other	190	—	190
Commercial and industrial loans	69,969	—	69,969
Consumer loans:
Consumer	5,217	34,083	39,300
Branch retail	—	26,434	26,434
Indirect sales	—	28,637	28,637
Total loans	257,503	99,955	357,458
Less: Unearned interest, fees and deferred cost	374	6,189	6,563
Allowance for loan losses	2,447	2,327	4,774
Net loans	$254,682	$91,439	$346,121

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 63.2% and 54.0% of the portfolio was concentrated in loans secured by real estate as of December 31, 2018 and 2017, respectively.

Loans with a carrying value of $27.0 million were pledged as collateral to secure FHLB borrowings as of December 31, 2018. No loans were pledged as collateral as of December 31, 2017.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of December 31, 2018 and 2017 were $0.8 million and $0.5 million, respectively. During the year ended December 31, 2018, there were $0.5 million of new loans to these parties, and repayments by active related parties were $0.2 million. During the year ended December 31, 2017, there were no new loans to these related parties, and repayments by active related parties were $11 thousand.

Acquired Loans

The Company acquired loans during the year ended December 31, 2018. At acquisition, certain acquired loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually-required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Purchased credit impaired loans are accounted for under ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. On the date of acquisition, the outstanding principal balance and carrying value of PCI loans accounted for under ASC 310-30 were $2.9 and $2.8 million, respectively.

The carrying amount of these loans is included in the balance sheet amount of loans receivable at December 31, 2018. The amount of these loans is shown below:

December 31, 2018
(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$75
Secured by 1-4 family residential properties	492
Outstanding balance	$567
Carrying amount, net of fair value adjustment of $70 thousand at December 31, 2018	$497

The Company did not recognize any accretable yield, or income expected to be collected, associated with these loans. Additionally, during the year ended December 31, 2018, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses during the years ended December 31, 2018 and 2017 and the related loan balances by loan portfolio segment and loan type as of December 31, 2018 and 2017:

	Bank
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$238	$116	$777	$2	$1,049	$62	$—	$—	$2,447
Charge-offs	—	(9)	—	—	—	(3)	(4)	—	—	(16)
Recoveries	—	51	—	4	—	11	23	—	—	89
Provision	37	42	12	50	(1)	81	(6)	—	—	215
Ending balance	$240	$322	$128	$831	$1	$1,138	$75	$—	$—	$2,735

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28	$50	$—	$1	$—	$67	$20	$—	$—	$166
Collectively evaluated for impairment	212	272	128	830	1	1,071	55	—	—	2,569
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$240	$322	$128	$831	$1	$1,138	$75	$—	$—	$2,735
Ending balance of loans receivable:
Individually evaluated for impairment	$153	$57	$—	$511	$—	$67	$43	$—	$—	$831
Collectively evaluated for impairment	41,114	102,490	23,009	155,651	1,308	85,712	6,884	—	—	416,168
Loans acquired with deteriorated credit quality	73	424	—	—	—	—	—	—	—	497
Total loans receivable	$41,340	$102,971	$23,009	$156,162	$1,308	$85,779	$6,927	$—	$—	$417,496

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	ALC
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$52	$—	$—	$—	$—	$1,653	$393	$229	$2,327
Charge-offs	—	(92)	—	—	—	—	(2,478)	(415)	(116)	(3,101)
Recoveries	—	23	—	—	—	—	545	113	6	687
Provision	—	41	—	—	—	—	2,004	336	26	2,407
Ending balance	$—	$24	$—	$—	$—	$—	$1,724	$427	$145	$2,320

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	24	—	—	—	—	1,724	427	145	2,320
Total allowance for loan losses	$—	$24	$—	$—	$—	$—	$1,724	$427	$145	$2,320
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$211	$—	$—	$—	$—	$—	$—	$—	$211
Collectively evaluated for impairment	—	7,574	—	—	—	—	31,656	28,324	40,609	108,163
Total loans receivable	$—	$7,785	$—	$—	$—	$—	$31,656	$28,324	$40,609	$108,374

	Bank and ALC
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$290	$116	$777	$2	$1,049	$1,715	$393	$229	$4,774
Charge-offs	—	(101)	—	—	—	(3)	(2,482)	(415)	(116)	(3,117)
Recoveries	—	74	—	4	—	11	568	113	6	776
Provision	37	83	12	50	(1)	81	1,998	336	26	2,622
Ending balance	$240	$346	$128	$831	$1	$1,138	$1,799	$427	$145	$5,055

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28	$50	$—	$1	$—	$67	$20	$—	$—	$166
Collectively evaluated for impairment	212	296	128	830	1	1,071	1,779	427	145	4,889
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$240	$346	$128	$831	$1	$1,138	$1,799	$427	$145	$5,055
Ending balance of loans receivable:
Individually evaluated for impairment	$153	$268	$—	$511	$—	$67	$43	$—	$—	$1,042
Collectively evaluated for impairment	41,114	110,064	23,009	155,651	1,308	85,712	38,540	28,324	40,609	524,331
Loans acquired with deteriorated credit quality	73	424	—	—	—	—	—	—	—	497
Total loans receivable	$41,340	$110,756	$23,009	$156,162	$1,308	$85,779	$38,583	$28,324	$40,609	$525,870

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Bank
	Year Ended December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$535	$304	$88	$903	$2	$527	$50	$—	$—	$2,409
Charge-offs	—	—	—	—	—	(16)	(63)	—	—	(79)
Recoveries	—	103	—	69	—	19	56	—	—	247
Provision	(332)	(169)	28	(195)	—	519	19	—	—	(130)
Ending balance	$203	$238	$116	$777	$2	$1,049	$62	$—	$—	$2,447

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$5	$—	$21	$—	$72	$—	$—	$—	$98
Collectively evaluated for impairment	203	233	116	756	2	977	62	—	—	2,349
Total allowance for loan losses	$203	$238	$116	$777	$2	$1,049	$62	$—	$—	$2,447
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$187	$—	$532	$—	$72	$—	$—	$—	$791
Collectively evaluated for impairment	26,143	34,085	16,579	104,601	190	69,897	5,217	—	—	256,712
Total loans receivable	$26,143	$34,272	$16,579	$105,133	$190	$69,969	$5,217	$—	$—	$257,503

	ALC
	Year Ended December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$107	$—	$—	$—	$—	$1,717	$467	$156	$2,447
Charge-offs	—	(28)	—	—	—	—	(2,297)	(538)	(49)	(2,912)
Recoveries	—	32	—	—	—	—	545	98	—	675
Provision	—	(59)	—	—	—	—	1,688	366	122	2,117
Ending balance	$—	$52	$—	$—	$—	$—	$1,653	$393	$229	$2,327

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	52	—	—	—	—	1,653	393	229	2,327
Total allowance for loan losses	$—	$52	$—	$—	$—	$—	$1,653	$393	$229	$2,327
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	10,801	—	—	—	—	34,083	26,434	28,637	99,955
Total loans receivable	$—	$10,801	$—	$—	$—	$—	$34,083	$26,434	$28,637	$99,955

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Bank and ALC
	Year Ended December 31, 2017
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$535	$411	$88	$903	$2	$527	$1,767	$467	$156	$4,856
Charge-offs	—	(28)	—	—	—	(16)	(2,360)	(538)	(49)	(2,991)
Recoveries	—	135	—	69	—	19	601	98	—	922
Provision	(332)	(228)	28	(195)	—	519	1,707	366	122	1,987
Ending balance	$203	$290	$116	$777	$2	$1,049	$1,715	$393	$229	$4,774

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$5	$—	$21	$—	$72	$—	$—	$—	$98
Collectively evaluated for impairment	203	285	116	756	2	977	1,715	393	229	4,676
Total allowance for loan losses	$203	$290	$116	$777	$2	$1,049	$1,715	$393	$229	$4,774
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$187	$—	$532	$—	$72	$—	$—	$—	$791
Collectively evaluated for impairment	26,143	44,886	16,579	104,601	190	69,897	39,300	26,434	28,637	356,667
Total loans receivable	$26,143	$45,073	$16,579	$105,133	$190	$69,969	$39,300	$26,434	$28,637	$357,458

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2018:

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$40,200	$914	$226	$—	$41,340
Secured by 1-4 family residential properties	100,485	154	2,332	—	102,971
Secured by multi-family residential properties	23,009	—	—	—	23,009
Secured by non-farm, non-residential properties	153,077	1,996	1,089	—	156,162
Other	1,308	—	—	—	1,308
Commercial and industrial loans	83,261	1,977	541	—	85,779
Consumer loans	6,848	—	79	—	6,927
Total	$408,188	$5,041	$4,267	$—	$417,496

The above amounts include purchased credit impaired loans. As of December 31, 2018, $0.5 million of purchased credit impaired loans were rated “Substandard.”

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$7,657	$128	$7,785
Consumer loans:
Consumer	30,826	830	31,656
Branch retail	28,171	153	28,324
Indirect sales	40,491	118	40,609
Total	$107,145	$1,229	$108,374

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2017:

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Doubtful 8	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$25,872	$84	$187	$—	$26,143
Secured by 1-4 family residential properties	33,278	339	655	—	34,272
Secured by multi-family residential properties	16,579	—	—	—	16,579
Secured by non-farm, non-residential properties	99,847	4,766	520	—	105,133
Other	190	—	—	—	190
Commercial and industrial loans	67,689	2,066	214	—	69,969
Consumer loans	5,155	—	62	—	5,217
Total	$248,610	$7,255	$1,638	$—	$257,503

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$10,495	$306	$10,801
Consumer loans:
Consumer	32,933	1,150	34,083
Branch retail	26,121	313	26,434
Indirect sales	28,490	147	28,637
Total	$98,039	$1,916	$99,955

The following tables provide an aging analysis of past due loans by class as of December 31, 2018:

	Bank
	As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$415	$582	$74	$1,071	$40,269	$41,340	$—
Secured by 1-4 family residential properties	991	36	539	1,566	101,405	102,971	—
Secured by multi-family residential properties	—	—	—	—	23,009	23,009	—
Secured by non-farm, non-residential properties	458	13	—	471	155,691	156,162	—
Other	—	—	—	—	1,308	1,308	—
Commercial and industrial loans	2,608	30	384	3,022	82,757	85,779	—
Consumer loans	80	—	4	84	6,843	6,927	—
Total	$4,552	$661	$1,001	$6,214	$411,282	$417,496	$—

The above amounts include purchased credit impaired loans. As of December 31, 2018, $0.3 million were 90 or more days past due.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	ALC
	As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	60	65	128	253	7,532	7,785	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	563	354	830	1,747	29,909	31,656	—
Branch retail	164	98	153	415	27,909	28,324
Indirect sales	184	79	118	381	40,228	40,609	—
Total	$971	$596	$1,229	$2,796	$105,578	$108,374	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2017:

	Bank
	As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$26,143	$26,143	$—
Secured by 1-4 family residential properties	227	—	52	279	33,993	34,272	—
Secured by multi-family residential properties	—	—	—	—	16,579	16,579	—
Secured by non-farm, non-residential properties	13	—	—	13	105,120	105,133	—
Other	—	—	—	—	190	190	—
Commercial and industrial loans	70	—	—	70	69,899	69,969	—
Consumer loans	42	—	—	42	5,175	5,217	—
Total	$352	$—	$52	$404	$257,099	$257,503	$—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	ALC
	As of December 31, 2017
	30- 59 Days Past Due	60- 89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	61	23	290	374	10,427	10,801	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	490	323	1,111	1,924	32,159	34,083	—
Branch retail	120	164	286	570	25,864	26,434
Indirect sales	161	66	147	374	28,263	28,637	—
Total	$832	$576	$1,834	$3,242	$96,713	$99,955	$—

The following table provides an analysis of non-accruing loans by class as of December 31, 2018 and 2017:

	Loans on Non-Accrual Status
	December 31, 2018	December 31, 2017
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$73	$—
Secured by 1-4 family residential properties	1,097	501
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	14	29
Commercial and industrial loans	424	12
Consumer loans:
Consumer	879	1,173
Branch retail	153	285
Indirect sales	119	148
Total loans	$2,759	$2,148

As of December 31, 2018, purchased credit impaired loans comprised $0.5 million of nonaccrual loans.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral at the Bank. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. At management’s discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrower’s ability to pay. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of December 31, 2018, there were $0.2 million of impaired loans with no related allowance recorded at ALC. There were no impaired loans at ALC as of December 31, 2017. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2018, the carrying amount of impaired loans consisted of the following:

	December 31, 2018
	Carrying Amount	Unpaid Principal Balance	Related Allowances
Impaired loans with no related allowance recorded	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$73	$73	$—
Secured by 1-4 family residential properties	635	635	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Total loans with no related allowance recorded	$708	$708	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$153	$153	$28
Secured by 1-4 family residential properties	57	57	50
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	511	511	1
Commercial and industrial	67	67	67
Consumer	43	43	20
Total loans with an allowance recorded	$831	$831	$166
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$226	$226	$28
Secured by 1-4 family residential properties	692	692	50
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	511	511	1
Commercial and industrial	67	67	67
Consumer	43	43	20
Total impaired loans	$1,539	$1,539	$166

The above amounts include purchased credit impaired loans. As of December 31, 2018, purchased credit impaired loans comprised $0.5 million of impaired loans without a related allowance recorded.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2017, the carrying amount of impaired loans at the Bank consisted of the following:

	December 31, 2017
	Carrying Amount	Unpaid Principal Balance	Related Allowances
Impaired loans with no related allowance recorded	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	—	—	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	—	—	—
Total loans with no related allowance recorded	$—	$—	$—
Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	187	187	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	532	532	21
Commercial and industrial	72	72	72
Total loans with an allowance recorded	$791	$791	$98
Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$—	$—	$—
Secured by 1-4 family residential properties	187	187	5
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	532	532	21
Commercial and industrial	72	72	72
Total impaired loans	$791	$791	$98

The average net investment in impaired loans and interest income recognized and received on impaired loans as of December 31, 2018 and 2017 was as follows:

	December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$70	$8	$8
Secured by 1-4 family residential properties	794	16	16
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	523	34	35
Other	1	—	—
Commercial and industrial	57	4	5
Consumer	15	3	3
Total	$1,460	$65	$67

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$902	$—	$—
Secured by 1-4 family residential properties	190	13	14
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	537	35	35
Commercial and industrial	59	7	5
Total	$1,688	$55	$54

Loans on which the accrual of interest has been discontinued amounted to $2.8 million and $2.1 million as of December 31, 2018 and 2017, respectively. If interest on those loans had been accrued, there would have been $44 thousand and $19 thousand of interest accrued as of December 31, 2018 and 2017, respectively. Interest income related to these loans for the year ended December 31, 2018 and 2017 was $27 thousand and $3 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the year ended December 31, 2018 or 2017. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of both December 31, 2018 and 2017, the Company had $0.1 million of non-accruing loans that were previously restructured and that remained on non-accrual status. For both of the years ended December 31, 2018 and 2017, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides the number of loans remaining in each loan category, as of December 31, 2018 and 2017, that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	December 31, 2018			December 31, 2017
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$73	1	$107	$82
Secured by 1-4 family residential properties	3	318	118	3	318	165
Secured by non-farm, non-residential properties	1	53	34	1	53	37
Commercial loans	2	116	72	2	116	81
Total	7	$594	$297	7	$594	$365

As of December 31, 2018 and 2017, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $2 thousand as of both December 31, 2018 and 2017.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following tables summarize foreclosed property activity as of December 31, 2018 and 2017:

	December 31, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$3,527	$265	$3,792
Additions (1)	399	57	456
Sales proceeds	(2,567)	(89)	(2,656)

Gross gains	267	15	282
Gross losses	(46)	(81)	(127)
Net gains (losses)	221	(66)	155
Impairment	(179)	(63)	(242)
Ending balance	$1,401	$104	$1,505

	December 31, 2017
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$4,353	$505	$4,858
Additions (1)	—	87	87
Sales proceeds	(649)	(199)	(848)

Gross gains	14	—	14
Gross losses	(20)	(101)	(121)
Net gains (losses)	(6)	(101)	(107)
Impairment	(171)	(27)	(198)
Ending balance	$3,527	$265	$3,792

(1)Additions to other real estate owned (“OREO”) include transfers from loans, capitalized improvements to existing OREO properties and OREO acquired through acquisitions.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $0.2 million and $0.6 million as of December 31, 2018 and 2017, respectively. In addition, the Company did not hold any consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of December 31, 2018, and held $27 thousand of these loans as of December 31, 2017.

Repossessions

In addition to the other real estate and other assets acquired in foreclosure, the Bank and ALC also acquire assets through the repossession of the underlying collateral of loans in default. Total repossessed assets as of both December 31, 2018 and 2017 were $0.2 million.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $7.4 million of goodwill as a result of its acquisition of TPB in 2018. Goodwill impairment was neither indicated nor recorded during the year ended December 31, 2018.

Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of December 31, 2018. There was no goodwill recorded as of December 31, 2017.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during the third quarter of 2018 as part of the TPB acquisition. No core deposit premiums were recorded as of December 31, 2017.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) as of December 31, 2018 were as follows:

December 31, 2018
(Dollars in Thousands)
Goodwill	$7,435
Core deposit intangible:
Gross carrying amount	2,048
Accumulated amortization	(171)
Core deposit intangible, net	1,877
Total	$9,312

The Company’s estimated remaining amortization expense on intangibles as of December 31, 2018 is as follows:

Amortization Expense
(Dollars in Thousands)
2019	$488
2020	414
2021	341
2022	268
2023	195
2024	122
2025	49
Total	$1,877

The net carrying amount of the Company’s core deposit premiums would not be considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition. That assessment is based on the carrying amount of the intangible assets subject to amortization at the date it is tested for recoverability. Intangible assets subject to amortization are tested by the Company for recoverability whenever events or change in circumstances indicate that its carrying amount may not be recoverable.

8.	PREMISES AND EQUIPMENT

Premises and equipment and applicable depreciable lives are summarized as follows:

	December 31,
	2018	2017
	(Dollars in Thousands)
Land	$6,407	$6,181
Premises (40 years)	25,855	24,978
Furniture, fixtures and equipment (3-7 years)	16,043	15,578
Total	48,305	46,737
Less accumulated depreciation	(21,437)	(20,304)
	26,868	26,433
Construction in progress	775	—
Total	$27,643	$26,433

Depreciation expense of $1.5 million and $1.1 million was recorded in 2018 and 2017, respectively.

9.	INVESTMENT IN LIMITED PARTNERSHIP

The Bank holds an investment in an affordable housing project for which it provides funding as a limited partner and has received tax credits related to its investment in the project based on its partnership share. The net assets of the partnership consist primarily of apartment complexes, and the primary liabilities consist of those associated with the operation of the partnership. The Company has determined that this investment requires consolidation as a variable interest entity under ASC Topic 810, Consolidation. The Company holds a 99.9% interest in the limited partnership. Assets recorded by the Company as a result of the consolidation were less than $0.1 million as of both December 31, 2018 and 2017.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	DEPOSITS

As of December 31, 2018, the scheduled maturities of the Bank’s time deposits were as follows:

(Dollars in Thousands)
2019	$177,338
2020	44,251
2021	21,388
2022	11,867
2023	7,652
Total	$262,496

Total time deposits greater than $250 thousand totaled $70.7 million and $28.1 million as of December 31, 2018 and 2017, respectively. In addition, the Company held brokered certificates of deposit totaling $33.3 million and $8.9 million as of December 31, 2018 and 2017, respectively, that were included in total deposits. Deposits from related parties held by the Company amounted to $4.9 million and $4.5 million at December 31, 2018 and 2017, respectively.

11.	SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements and short-term Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less. Short-term borrowings totaled $0.5 million and $15.6 million as of December 31, 2018 and 2017, respectively.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both December 31, 2018 and 2017, there were no federal funds purchased outstanding. The Bank had $72.2 million and $18.8 million in available unused lines of credit with correspondent banks and the Federal Reserve as of December 31, 2018 and 2017, respectively.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements as of December 31, 2018 and 2017 totaled $0.5 million and $0.6 million, respectively.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of December 31, 2018, the Bank did not have any outstanding FHLB advances with original maturities of less than one year. As of December 31, 2017, the Bank had $15.0 million in outstanding FHLB advances with original maturities of less than one year.

12.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. The Company did not have any long-term FHLB advances outstanding as of December 31, 2018. The Company had long-term FHLB advances outstanding of $10.0 million as of December 31, 2017.

The following summarizes information concerning long-term FHLB advances and other borrowings:

	2018	2017
	(Dollars in Thousands)
Balance at year-end	$—	$10,000
Average balance during the year	$5,288	$11,452
Maximum month-end balance during the year	$10,000	$15,000
Average rate paid during the year	1.90%	1.55%
Weighted average remaining maturity (in years)	N/A	0.83

Assets pledged (including loans and investment securities) associated with FHLB advances totaled $27.0 million and $26.0 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Bank had $282.2 million and $159.3 million, respectively, in remaining credit from the FHLB (subject to available collateral).

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	INCOME TAXES

The Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted in December 2017. This legislation made significant changes in federal tax law, including a reduction in the corporate income tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate income tax rate to 21% beginning in 2018.

The consolidated provisions for income taxes for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
	(Dollars in Thousands)
Federal
Current	$(157)	$65
Deferred	859	3,105
Total federal	702	3,170
State
Current	59	143
Deferred	140	(278)
Total state	199	(135)
Total	$901	$3,035

The consolidated tax expense (benefit) differed from the amount computed by applying the Company’s federal statutory income tax rate of 21.0% and 34.0% in 2018 and 2017, respectively, as described in the following table:

	2018	2017
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$712	$892
Increase (decrease) resulting from:
Tax-exempt interest	(119)	(219)
Bank-owned life insurance	(66)	(109)
State income tax expense, net of federal income taxes	137	54
Tax Reform adjustment	—	2,471
Other	237	(54)
Total	$901	$3,035

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 are presented below:

	2018	2017
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,228	$1,197
Deferred compensation	1,064	1,045
Deferred commissions and fees	308	313
Impairment of other real estate owned	99	532
Federal net operating loss carryforwards	1,549	1,486
State net operating loss carryforwards	280	288
Federal alternative minimum tax and general business credits carryforwards	167	340
Unrealized loss on securities available-for-sale	797	400
Other	621	418
Total gross deferred tax assets	6,113	6,019
Deferred tax liabilities:
Premises and equipment	888	214
Core deposit intangible	463	—
Limited partnerships	122	81
Cash flow hedges	—	111
Other	31	24
Total gross deferred tax liabilities	1,504	430
Net deferred tax asset, included in other assets	$4,609	$5,589

As of December 31, 2018 and 2017, respectively, the Company had $2.0 million and $2.1 million related to federal and state net operating loss and tax credit carryforwards that can be used to offset income in future periods and reduce income taxes payable in those future periods. The majority of these carry-forwards will not begin to expire until 2032. The remaining net deferred tax assets, which totaled $2.6 million and $3.5 million as of December 31, 2018 and 2017, respectively, do not have an expiration date.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s determination of the realization of net deferred tax assets at December 31, 2018 and 2017 was based on management’s assessment of all available positive and negative evidence. As of both December 31, 2018 and December 31, 2017, the Company was not in a three-year cumulative loss position. In addition, the Company has positive evidence supporting the realization of its net deferred tax assets as of December 31, 2018, including the reversal of taxable temporary differences, a strong history of earnings and tax planning strategies, including the conversion of tax-exempt investments to taxable investments to generate future taxable income to prevent tax attributes, such as net operating losses, from expiring unutilized. Accordingly, a valuation allowance was not established as of December 31, 2018 or December 31, 2017.

The Company files a consolidated income tax return with the federal government and the States of Alabama and Tennessee. ALC files several state income tax returns, with the majority of its non-Alabama income being apportioned to Mississippi. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the states in which it filed for the years ended December 31, 2013 through 2018.

As of December 31, 2018, the Company had no unrecognized tax benefits related to federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2018. As of December 31, 2018, the Company had accrued no interest and no penalties related to uncertain tax positions.

14.	EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the "401(k) Plan"). The 401(k) Plan allows participants to defer a portion of their compensation on a pre-tax basis, subject to the statutory annual contribution limit. For 2018 and 2017, the Company made “safe harbor” contributions on behalf of participants in the form of a match that was equal to 100% of each participant’s elective deferrals, up to a maximum of 4% of the participant’s eligible compensation. The 401(k) Plan also allows the Company to make discretionary matching contributions on behalf of participants equal to 2% of each participant’s elective deferrals. No discretionary match was made in 2018 or 2017. The Company’s matching contributions to the 401(k) Plan totaled $0.5 million and $0.4 million in 2018 and 2017, respectively.

Participants can elect to invest up to 20% of incoming contributions (measured at the time of investment) in the 401(k) Plan in the form of Company stock. The 410(k) Plan held 240,402 and 312,253 shares of Company stock as of December 31, 2018 and 2017, respectively. These shares are allocated to participants in the 401(k) Plan and, accordingly, are included in the earnings per share calculations.

15.	DEFERRED COMPENSATION PLANS

The Bank has entered into supplemental retirement compensation benefits agreements with certain directors and executive officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.4 million and $3.5 million as of December 31, 2018 and 2017, respectively.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan.  As of December 31, 2018 and 2017, a total of 116,766 and 103,620 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity surplus. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

16.	STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.3 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.

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

	2018	2017

Risk-free interest rate	2.77%	2.23%
Expected term (in years)	7.5	7.5
Expected stock price volatility	28.3%	25.36%
Dividend yield	1.50%	1.50%
Fair value of stock option	$3.51	$3.68

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s stock option activity for the periods presented:

	December 31, 2018		December 31, 2017
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of year	318,000	$9.43	272,550	$8.21
Granted	62,150	11.71	70,600	13.84
Exercised	500	8.12	21,816	8.15
Expired	—	—	—	—
Forfeited	1,700	11.15	3,334	11.79
Options outstanding, end of year	377,950	$9.80	318,000	$9.43
Options exercisable, end of year	249,467	$8.72	206,133	$8.20

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was zero as of December 31, 2018, and approximately $1.2 million as of December 31, 2017.

Restricted Stock

During the years ended December 31, 2018 and 2017, respectively, Bancshares granted 11,870 shares of restricted stock and 11,283 shares of restricted stock under its 2013 Incentive Plan. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

17.	SHAREHOLDERS’ EQUITY

Dividends are paid at the discretion of the Company’s Board of Directors, based on the Company’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the Bank are the Company’s primary source of funds for the payment of dividends to shareholders. In addition, federal and state regulatory agencies have the authority to prevent the Company from paying a dividend to shareholders. During each of the years ended December 31, 2018 and 2017, the Company declared dividends of $0.5 million, or $0.08 per share.

Regulatory Capital

As of January 1, 2015, the Bank was subject to revised capital requirements as described in the section captioned “Supervision and Regulation – Capital Adequacy” included in Part I, Item I of this report.  Under the revised requirements, the Bank is subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Bank and Bancshares, and could impact Bancshares’ ability to pay dividends. Effective January 1, 2018, the Bank’s minimum risk-based capital requirements include the year three phased-in capital conservation buffer of 1.875%. Effective January 1, 2017, the Bank’s minimum risk-based capital requirements include the year two phased-in capital conservation buffer of 1.25%. As of December 31, 2018, the Bank exceeded all applicable minimum capital standards. In addition, the Bank met applicable regulatory guidelines to be considered well-capitalized as of December 31, 2018.  To be categorized in this manner, the Bank maintained common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the table below. In addition, the Bank was not subject to any written agreement, order, capital directive or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific level for any capital measures.

The following table provides the Bank’s actual regulatory capital amounts and ratios under regulatory capital standards in effect (Basel III) at December 31, 2018 and December 31, 2017:

	2018
	Actual Regulatory Capital
	Amount	Ratio	Minimum Requirement	To Be Well Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$70,177	12.62%	6.375%	6.50%
Tier 1 capital (to risk-weighted assets)	70,177	12.62%	7.875%	8.00%
Total capital (to risk-weighted assets)	75,232	13.53%	9.875%	10.00%
Tier 1 leverage (to average assets)	70,177	8.96%	4.00%	5.00%

	2017
	Actual Regulatory Capital
	Amount	Ratio	Minimum Requirement	To Be Well Capitalized
	(Dollars in Thousands)
Common equity Tier 1 capital (to risk-weighted assets)	$74,383	18.41%	5.750%	6.50%
Tier 1 capital (to risk-weighted assets)	74,383	18.41%	7.250%	8.00%
Total capital (to risk-weighted assets)	79,157	19.60%	9.250%	10.00%
Tier 1 leverage (to average assets)	74,383	11.89%	4.00%	5.00%

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No significant conditions or events have occurred since December 31, 2018 that management believes have affected the Bank’s classification as “well capitalized.” Because of the size of the Company’s balance sheet, there is currently no requirement for separate reporting of capital amounts and ratios for Bancshares. Accordingly, such amounts and ratios are not included herein.

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

Since it has no significant independent sources of income, Bancshares’ ability to pay dividends depends on its ability to receive dividends from the Bank. Under Alabama law, a state-chartered bank must annually transfer to surplus at least 10% of its “net earnings” (defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, less all current operating expenses, actual losses, accrued dividends on preferred stock and all federal, state and local taxes) until the bank’s surplus is at least 20% of its capital. Until the bank’s surplus reaches this level, a bank may not declare a dividend in excess of 90% of its net earnings. Once a bank’s surplus equals or exceeds 20% of its capital, if the total of all dividends declared by the bank in a calendar year will exceed the sum of its net earnings for that year and its retained net earnings for the preceding two years (less any required transfers to surplus), then the bank must obtain prior written approval from the Superintendent of the Alabama State Banking Department. The bank may not pay any dividends or make any withdrawals or transfers from surplus without the prior written approval of the Superintendent. The FDIC prohibits the payment of cash dividends if (1) as a result of such payment, the bank would be undercapitalized or (2) the bank is in default with respect to any assessment due to the FDIC, including a deposit insurance assessment. These restrictions could materially influence the Bank’s, and therefore Bancshares’, ability to pay dividends.

18.	DERIVATIVE FINANCIAL INSTRUMENTS

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

During the first half of 2018, the Bank held two forward interest rate swap contracts on variable-rate FHLB advances. The swaps were designated as derivative instruments in cash flow hedges with the objective of protecting the quarterly interest rate payments on the FHLB advances from the risk of variability of those payments resulting from changes in interest rates. During the third quarter of 2018, the Bank voluntarily settled both of these forward interest rate swap contracts with the counterparty and concurrently paid down the associated hedged variable-rate FHLB advances. Since the intended forecasted transactions (the variable interest rate payments associated with the FHLB advances) will no longer occur as previously expected, all amounts associated with the fair value of the derivative assets and net after-tax gains recorded in accumulated other comprehensive income were recognized as gains during the year ended December 31, 2018. The amounts recognized as gains totaled approximately $1.0 million on a pre-tax basis and $0.7 million on an after-tax basis. As a result of the settlement of the interest rate swaps, the Bank no longer holds any derivative contracts as of December 31, 2018.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.	SEGMENT REPORTING

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

	2018
	Bank	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$24,080	$17,703	$18	$(4,663)	$37,138
Total interest expense	4,367	4,646	—	(4,663)	4,350
Net interest income	19,713	13,057	18	—	32,788
Provision for loan and lease losses	215	2,407	—	—	2,622
Net interest income after provision	19,498	10,650	18	—	30,166
Total non-interest income	4,678	1,081	3,953	(4,170)	5,542
Total non-interest expense	21,791	9,770	1,608	(852)	32,317
Income (loss) before income taxes	2,385	1,961	2,363	(3,318)	3,391
Provision for income taxes	704	430	(233)	—	901
Net income (loss)	$1,681	$1,531	$2,596	$(3,318)	$2,490
Other significant items:
Total assets	$793,530	$103,067	$85,137	$(189,795)	$791,939
Total investment securities	153,871	—	78	—	153,949
Total loans, net	505,546	100,437	—	(91,116)	514,867
Goodwill and core deposit intangible, net	9,312	—	—	—	9,312
Investment in subsidiaries	5	—	79,191	(79,191)	5
Fixed asset additions	1,388	161	—	—	1,549
Depreciation and amortization expense	1,311	144	—	—	1,455
Total interest income from external customers	19,434	17,703	1	—	37,138
Total interest income from affiliates	4,646	—	17	(4,663)	—

	2017
	Bank	ALC	All Other	Eliminations	Consolidated
	(Dollars in Thousands)
Total interest income	$19,121	$16,866	$14	$(4,901)	$31,100
Total interest expense	2,719	4,888	—	(4,901)	2,706
Net interest income	16,402	11,978	14	—	28,394
Provision for loan and lease losses	(130)	2,117	—	—	1,987
Net interest income after provision	16,532	9,861	14	—	26,407
Total non-interest income	3,491	1,006	1,054	(885)	4,666
Total non-interest expense	18,096	9,524	1,478	(649)	28,449
Income (loss) before income taxes	1,927	1,343	(410)	(236)	2,624
Provision for income taxes	2,365	953	(283)	—	3,035
Net income (loss)	$(438)	$390	$(127)	$(236)	$(411)
Other significant items:
Total assets	$628,260	$94,488	$81,446	$(178,613)	$625,581
Total investment securities	180,070	—	80	—	180,150
Total loans, net	337,165	91,439	—	(82,483)	346,121
Investment in subsidiaries	5	—	75,725	(75,725)	5
Fixed asset additions	9,107	109	—	—	9,216
Depreciation and amortization expense	971	162	—	—	1,133
Total interest income from external customers	14,233	16,866	1	—	31,100
Total interest income from affiliates	4,888	—	13	(4,901)	—

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.	OTHER OPERATING EXPENSES

Other operating expenses for the years 2018 and 2017 consisted of the following:

	2018	2017
	(Dollars in Thousands)
Postage, stationery and supplies	$829	$674
Telephone/data communication	811	830
Advertising and marketing	188	263
Collection and recoveries	176	217
Other services	492	369
Insurance expense	559	514
FDIC insurance and state assessments	331	130
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	87	305
Carrying costs	135	233
Total other real estate/foreclosure expense	222	538
Other	2,357	2,179
Total	$5,965	$5,714

21.	OPERATING LEASES

The Company leases equipment and office space under noncancellable operating leases and month-to-month rental agreements.

The following is a schedule, by year, of future minimum rental payments required under operating leases having initial or remaining noncancelable terms in excess of one year as of December 31, 2018:

Year ending December 31,	Minimum Rental Payments
(Dollars in Thousands)
2019	$898
2020	719
2021	589
2022	535
2023	494
2024 and thereafter	2,202
Total	$5,437

Total rental expense under all operating leases was $0.7 million for both 2018 and 2017.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments. For interest rate swap transactions and commitments to purchase or sell securities for forward delivery, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of these derivative instruments through credit approvals, limits and monitoring procedures. Certain derivative contracts have credit risk for the carrying value plus the amount to replace such contracts in the event of counterparty default. All of the Bank’s financial instruments are held for risk management and not for trading purposes. During the years ended December 31, 2018 and 2017, there were no credit losses associated with derivative contracts.

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

	December 31,
	2018	2017
	(Dollars in Thousands)
Standby letters of credit	$180	$180
Standby performance letters of credit	$704	$—
Commitments to extend credit	$85,972	$55,801

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of December 31, 2018 and 2017, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

Commitments to purchase securities for delayed delivery require the Bank to purchase a specified security at a specified price for delivery on a specified date. Similarly, commitments to sell securities for delayed delivery require the Bank to sell a specified security at a specified price for delivery on a specified date. Market risk arises from potential movements in security values and interest rates between the commitment and delivery dates. As of both December 31, 2018 and 2017, there were no outstanding commitments to purchase securities for delayed delivery and no outstanding commitments to sell securities for delayed delivery.

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates the accrued liability for the ultimate costs to close known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.1 million and $0.2 million as of December 31, 2018 and 2017, respectively. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the year ended December 31, 2018 or 2017.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents assets measured at fair value on a recurring basis as of December 31, 2018 and 2017. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of December 31, 2018 Using
	Totals At December 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$72,455	$—	$72,455	$—
Commercial	54,289	—	54,289	—
Obligations of states and political subdivisions	5,664	—	5,664	—
U.S. Treasury securities	79	—	79	—

	Fair Value Measurements as of December 31, 2017 Using
	Totals At December 31, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$82,786	$—	$82,786	$—
Commercial	66,074	—	66,074	—
Obligations of states and political subdivisions	4,931	—	4,931	—
U.S. Treasury securities	80	—	80	—
Other assets - derivatives	443	—	443	—

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the balances of impaired loans, OREO and assets held-for-sale measured at fair value on a non-recurring basis as of December 31, 2018 and 2017:

	Fair Value Measurements as of December 31, 2018 Using
	Totals At December 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$665	$—	$—	$665
OREO	1,505	—	—	1,505
Assets held-for-sale	198	—	—	198

	Fair Value Measurements as of December 31, 2017 Using
	Totals At December 31, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$694	$—	$—	$694
OREO	3,792	—	—	3,792
Assets held-for-sale	228	—	—	228

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2018. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of December 31, 2018 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value as of December 31, 2018	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Impaired loans	$665	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5)%
OREO	$1,505	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5)%
Assets held-for-sale	$198	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5)%

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

Loans, net: The fair value of loans is estimated on an exit price basis incorporating contractual cash flow, prepayment discount spreads, credit loss and liquidity premiums.

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

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$49,599	$49,599	$49,599	$—	$—
Investment securities available-for-sale	132,487	132,487	—	132,487	—
Investment securities held-to-maturity	21,462	20,852	—	20,852	—
Federal funds sold	8,354	8,354	—	8,354	—
Federal Home Loan Bank stock	703	703	—	—	703
Loans, net of allowance for loan losses	514,867	516,420	—	—	516,420
Liabilities:
Deposits	704,725	702,832	—	702,832	—
Short-term borrowings	527	527	—	527	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$27,124	$27,124	$27,124	$—	$—
Investment securities available-for-sale	153,871	153,871	—	153,871	—
Investment securities held-to-maturity	26,279	25,949	—	25,949	—
Federal funds sold	15,000	15,000	—	15,000	—
Federal Home Loan Bank stock	1,609	1,609	—	—	1,609
Loans, net of allowance for loan losses	346,121	342,248	—	—	342,248
Other assets – derivatives	443	443	—	443	—
Liabilities:
Deposits	517,079	515,645	—	515,645	—
Short-term borrowings	15,594	15,594	—	15,594	—
Long-term debt	10,000	9,998	—	9,998	—

24.	FIRST US BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

	Year Ended December 31,
	2018	2017
	(Dollars in Thousands)
Assets:
Cash on deposit	$265	$359
Investment in subsidiaries	79,097	75,628
Other assets	326	121
Total assets	$79,688	$76,108
Liabilities:
Other liabilities	$251	$(99)
Shareholders’ equity	79,437	76,207
Total liabilities and shareholders’ equity	$79,688	$76,108

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations

	Year Ended December 31,
	2018	2017
	(Dollars in Thousands)
Income:
Dividend income, First US Bank	$976	$1,206
Total income	$976	$1,206
Expense	831	751
Gain before equity in undistributed income of subsidiaries	$145	$455
Equity in undistributed income of subsidiaries	2,345	(866)
Net income (loss)	$2,490	$(411)

Statements of Cash Flows

	Year Ended December 31,
	2018	2017
	(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss)	$2,490	$(411)
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of undistributed income (loss) of subsidiaries	(2,345)	867
Change in other assets and liabilities	256	163
Net cash provided by operating activities	401	619
Cash flows from investing activities:
Cash paid for acquisition	(22,099)	—
Net cash used in investing activities	(22,099)	—
Cash flows from financing activities:
Dividends paid	(495)	(486)
Dividends received	22,099	—
Net cash provided by (used in) financing activities	21,604	(486)
Net increase (decrease) in cash	(94)	133
Cash at beginning of year	359	226
Cash at end of year	$265	$359

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25.	QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2018				2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Interest income	$11,177	$9,452	$8,390	$8,119	$8,087	$7,820	$7,683	$7,510
Interest expense	1,533	1,124	888	805	804	685	626	591
Net interest income	9,644	8,328	7,502	7,314	7,283	7,135	7,057	6,919
Provision (reduction in reserve) for loan losses	473	789	702	658	523	373	576	515
Net interest income after provision (reduction in reserve) for loan losses	9,171	7,539	6,800	6,656	6,760	6,762	6,481	6,404
Non-interest:
Income	1,158	2,112	1,132	1,140	1,333	1,236	930	1,167
Expense	8,382	9,142	7,492	7,301	7,359	7,190	6,863	7,037
Income (loss) before income taxes	1,947	509	440	495	734	808	548	534
Provision for (benefit from) income taxes	470	269	81	81	2,600	173	132	130
Net income (loss) after taxes	$1,477	$240	$359	$414	$(1,866)	$635	$416	$404

Earnings per common share:
Basic earnings (loss)	$0.23	$0.04	$0.06	$0.07	$(0.30)	$0.10	$0.07	$0.07
Diluted earnings (loss)	$0.22	$0.03	$0.06	$0.06	$(0.30)	$0.10	$0.06	$0.06

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2018, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of December 31, 2018, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified.

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 beginning on page 35 and is incorporated herein by reference.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes, as of December 31, 2018, the securities that were authorized for issuance under the United Security Bancshares, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) and the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The 2013 Incentive Plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards and performance compensation awards to our employees, consultants and directors and was approved by Bancshares’ shareholders in 2013. The Deferral Plan permits non-employee directors to defer their directors’ fees and receive the adjusted value of the deferred amounts in cash and/or in Bancshares’ common stock and was approved by Bancshares’ shareholders in 2004.

	Plan Category
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c) (excluding securities reflected in column(a))(2)
Equity compensation plans approved by shareholders	517,032	$9.71	(3)	153,428
Equity compensation plans not approved by shareholders	—	—		—
Total	517,032	$9.71	(3)	153,428

(1)	Includes shares to be issued under the 2013 Incentive Plan and the Deferral Plan.

(2)	Does not include shares reserved for future issuance under the Deferral Plan. Includes shares available for issuance pursuant to future awards under the 2013 Incentive Plan.

(3)	Does not include amounts deferred pursuant to the Deferral Plan, as there is no exercise price associated with these deferred amounts.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Bancshares’ definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report

(1) Financial Statements.

The consolidated financial statements of Bancshares and its subsidiaries, included herein in Item 8, are as follows:

●	Management’s Report on Internal Control over Financial Reporting;

●	Report of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC;

●	Consolidated Balance Sheets – December 31, 2018 and 2017;

●	Consolidated Statements of Operations – Years Ended December 31, 2018 and 2017;

●	Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2018 and 2017;

●	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2018 and 2017;

●	Consolidated Statements of Cash Flows – Years Ended December 31, 2018 and 2017; and

●	Notes to Consolidated Financial Statements – Years Ended December 31, 2018 and 2017.

(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item, above.

(3) Exhibits.

The exhibits to this report are listed in the exhibit index below.

(b) Description of Exhibits

The following exhibits are filed with this report or incorporated by reference.

Exhibit No.	Description
2.1#	Stock Purchase and Affiliate Merger Agreement, dated April 16, 2018, by and among First US Bancshares, Inc., First US Bank, The Peoples Bank, Tracy E. Thompson and Tyler S. Thompson, and Tracy E. Thompson as shareholder representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-14549), filed on April 17, 2018)

3.1	Certificate of Incorporation of United Security Bancshares, Inc. (incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 12, 1999)

3.1A	Certificate of Amendment to the Certificate of Incorporation of United Security Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016)

3.2	Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016)

10.1	Amended and Restated Executive Employment Agreement, dated December 19, 2013 (effective as of January 1, 2014), by and among United Security Bancshares, Inc., First United Security Bank and James F. House (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on December 19, 2013)*

10.2	Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Thomas S. Elley (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K (File No. 000-14549), filed on May 23, 2014)*

10.3	Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., Acceptance Loan Company, Inc. and William C. Mitchell (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K (File No. 000-14549), filed on May 23, 2014)*

10.4	Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Anthony G. Cashio (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 11, 2016)*

10.5	Change in Control Agreement dated May 20, 2014, by and among United Security Bancshares, Inc., First United Security Bank and Beverly J. Dozier (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 11, 2016)*

10.6	Form of Director Indemnification Agreement between United Security Bancshares, Inc. and its directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 30, 2009)*

10.7	United Security Bancshares, Inc. 2013 Incentive Plan, effective March 22, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-14549), filed on May 22, 2013)*

10.8	Form of Nonqualified Stock Option Agreement (Employees – Three-Year Vesting – 2016 Grants) (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 11, 2016)*

10.9	Form of Nonqualified Stock Option Agreement (Employees – Three-Year Vesting – 2017 and 2018 Grants) (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2018)*

10.10	Form of Restricted Stock Award Agreement under the United Security Bancshares, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.11	Form of Restricted Stock Award Agreement under the United Security Bancshares, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

Exhibit No.	Description
10.12	First United Security Bank Director Retirement Agreement for Linda H. Breedlove, dated October 17, 2002 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 14, 2002)*

10.12A	First Amendment to the First United Security Bank Director Retirement Agreement for Linda H. Breedlove, dated November 20, 2008 (incorporated by reference to Exhibit 10.10A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.12B	Second Amendment to the First United Security Bank Director Retirement Agreement for Linda H. Breedlove, dated January 25, 2017 (incorporated by reference to Exhibit 10.13B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.13	First United Security Bank Director Retirement Agreement dated October 17, 2002, with John C. Gordon (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 14, 2002)*

10.13A	First Amendment to the First United Security Bank Director Retirement Agreement for John C. Gordon, dated November 20, 2008 (incorporated by reference to Exhibit 10.13A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.13B	Second Amendment to the First United Security Bank Director Retirement Agreement for John C. Gordon, dated January 25, 2017 (incorporated by reference to Exhibit 10.15B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.14	First United Security Bank Director Retirement Agreement dated October 16, 2002, with William G. Harrison (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 21, 2003)*

10.14A	First Amendment to the First United Security Bank Director Retirement Agreement for William G. Harrison, dated November 20, 2008 (incorporated by reference to Exhibit 10.14A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.14B	Second Amendment to the First United Security Bank Director Retirement Agreement for William G. Harrison, dated January 25, 2017 (incorporated by reference to Exhibit 10.16B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

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

10.16A	First Amendment to the First United Security Bank Director Retirement Agreement for Howard M. Whitted, dated November 20, 2008 (incorporated by reference to Exhibit 10.20A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.16B	Second Amendment to the First United Security Bank Director Retirement Agreement for Howard M. Whitted, dated January 25, 2017 (incorporated by reference to Exhibit 10.18B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

10.17	First United Security Bank Director Retirement Agreement dated October 17, 2002, with Bruce N. Wilson (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 14, 2002)*

10.17A	First Amendment to the First United Security Bank Director Retirement Agreement for Bruce N. Wilson, dated November 20, 2008 (incorporated by reference to Exhibit 10.21A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.17B	Second Amendment to the First United Security Bank Director Retirement Agreement for Bruce N. Wilson, dated January 25, 2017 (incorporated by reference to Exhibit 10.19B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2017)*

Exhibit No.	Description
10.18	First United Security Bank Director Retirement Agreement dated November 17, 2011, with Andrew C. Bearden, Jr. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 30, 2012)*

10.19	First United Security Bank Director Retirement Agreement dated November 30, 2011, with J. Lee McPhearson (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 30, 2012)*

10.20	United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 12, 2004)*

10.20A	Amendment One to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 18, 2008 (incorporated by reference to Exhibit 10.22A to the Annual Report on Form 10-K (File No. 000-14549), filed on March 16, 2009)*

10.20B	Amendment Two to the United Security Bancshares, Inc. Non-Employee Directors’ Deferred Compensation Plan dated December 30, 2010 (incorporated by reference to Exhibit 10.22B to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2011)*

10.21	First US Bancshares, Inc. and First US Bank Board and Committee Fee Schedule (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 15, 2018)*

10.21A	Real Estate Sales Agreement, dated April 20, 2015 (incorporated by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.21B	First Amendment to Real Estate Sales Agreement, dated May 26, 2015 (incorporated by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.21C	Second Amendment to Real Estate Sales Agreement, dated August 25, 2015 (incorporated by reference to Exhibit 10.1C to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.21D	Third Amendment to Real Estate Sales Agreement, dated September 17, 2015 (incorporated by reference to Exhibit 10.1D to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

10.21E	Fourth Amendment to Real Estate Sales Agreement, dated October 17, 2015 (incorporated by reference to Exhibit 10.1E to the Current Report on Form 8-K (File No. 000-14549), filed on March 11, 2016)

14	United Security Bancshares, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K (File No. 000-14549), filed on March 12, 2004)

21	Subsidiaries of First US Bancshares, Inc.

23	Consent of Carr, Riggs & Ingram, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

#Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. First US Bancshares, Inc. agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2019.

FIRST US BANCSHARES, INC.

By:	/s/ James F. House
James F. House
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. House	President, Chief Executive Officer and Director	March 15, 2019
James F. House	(Principal Executive Officer)

/s/ Thomas S. Elley	Vice President, Treasurer, Assistant Secretary, Chief Financial Officer and Principal Accounting Officer	March 15, 2019
Thomas S. Elley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew C. Bearden, Jr.	Director	March 15, 2019
Andrew C. Bearden, Jr.

/s/ Linda H. Breedlove	Director	March 15, 2019
Linda H. Breedlove

/s/ Robert Stephen Briggs	Director	March 15, 2019
Robert Stephen Briggs

/s/ Sheri S. Cook	Director	March 15, 2019
Sheri S. Cook

/s/ John C. Gordon	Director	March 15, 2019
John C. Gordon

/s/ David P. Hale	Director	March 15, 2019
David P. Hale

/s/ William G. Harrison	Director	March 15, 2019
William G. Harrison

/s/ J. Lee McPhearson	Director	March 15, 2019
J. Lee McPhearson

/s/ Jack W. Meigs	Director	March 15, 2019
Jack W. Meigs

/s/ Aubrey S. Miller	Director	March 15, 2019
Aubrey S. Miller

/s/ Donna D. Smith	Director	March 15, 2019
Donna D. Smith

/s/ Howard M. Whitted	Director	March 15, 2019
Howard M. Whitted

/s/ Bruce N. Wilson	Director	March 15, 2019
Bruce N. Wilson