Form 10-Q
period 2019-03-31
FIRST US BANCSHARES INC
filed 2019-05-10
CIK 717806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FUSB	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2019
Common Stock, $0.01 par value	6,303,582 shares

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In addition, First US Bancshares, Inc. (“Bancshares” and, together with its subsidiaries, the “Company”), through its senior management, from time to time makes forward-looking statements concerning its expected future operations and performance and other developments. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe,” “continues” and similar expressions are indicative of forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based on current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and other public announcements, including the risk factors described in Part I, Item 1A of the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2018. Specifically, with respect to statements relating to the sufficiency of the allowance for loan and lease losses, loan demand, cash flows, growth and earnings potential and expansion, these factors include, but are not limited to, the rate of growth (or lack thereof) in the economy generally and in the Company’s service areas, market conditions and investment returns, changes in interest rates, the availability of quality loans in the Company’s service areas, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, collateral values and cybersecurity threats. With respect to the Company’s acquisition of The Peoples Bank, these factors include, but are not limited to, difficulties, delays and unanticipated costs in integrating the organizations’ businesses or realized expected cost savings and other benefits; business disruptions as a result of the integration of the organizations, including possible loss of customers; diversion of management time to address integration-related issues; and changes in asset quality and credit risk as a result of the transaction. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to revise forward-looking statements to reflect circumstances or events that occur after the dates on which the forward-looking statements are made, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and due from banks	$12,424	$9,796
Interest-bearing deposits in banks	47,622	39,803
Total cash and cash equivalents	60,046	49,599
Federal funds sold	15,080	8,354
Investment securities available-for-sale, at fair value	127,185	132,487
Investment securities held-to-maturity, at amortized cost	20,840	21,462
Federal Home Loan Bank stock, at cost	713	703
Loans, net of allowance for loan and lease losses of $4,924 and $5,055, respectively	502,760	514,867
Premises and equipment, net	28,950	27,643
Cash surrender value of bank-owned life insurance	15,314	15,237
Accrued interest receivable	2,486	2,816
Goodwill and core deposit intangible, net	9,184	9,312
Other real estate owned	1,222	1,505
Other assets	11,554	7,954
Total assets	$795,334	$791,939
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$703,361	$704,725
Accrued interest expense	493	424
Other liabilities	9,907	6,826
Short-term borrowings	—	527
Total liabilities	713,761	712,502

Shareholders’ equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 7,567,784 and 7,562,264 shares issued, respectively; 6,303,582 and 6,298,062 shares outstanding, respectively	75	75
Surplus	13,589	13,496
Accumulated other comprehensive loss, net of tax	(1,536)	(2,377)
Retained earnings	89,859	88,668
Less treasury stock: 1,264,202 shares at cost	(20,414)	(20,414)
Noncontrolling interest	—	(11)
Total shareholders’ equity	81,573	79,437
Total liabilities and shareholders’ equity	$795,334	$791,939

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
Interest income:
Interest and fees on loans	$9,673	$7,089
Interest on investment securities	1,140	1,030
Total interest income	10,813	8,119

Interest expense:
Interest on deposits	1,640	701
Interest on borrowings	—	104
Total interest expense	1,640	805

Net interest income	9,173	7,314

Provision for loan and lease losses	400	658

Net interest income after provision for loan and lease losses	8,773	6,656

Non-interest income:
Service and other charges on deposit accounts	460	467
Credit insurance income	143	218
Mortgage fees from secondary market	103	117
Other income, net	559	338
Total non-interest income	1,265	1,140

Non-interest expense:
Salaries and employee benefits	4,988	4,567
Net occupancy and equipment	1,089	889
Computer services	351	292
Fees for professional services	242	273
Other expense	1,783	1,280
Total non-interest expense	8,453	7,301

Income before income taxes	1,585	495
Provision for income taxes	351	81
Net income	$1,234	$414
Basic net income per share	$0.19	$0.07
Diluted net income per share	$0.18	$0.06
Dividends per share	$0.02	$0.02

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock Shares Outstanding	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Non- Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2018	6,081,744	$73	$10,755	$(868)	$86,673	$(20,414)	$(11)	$76,208
Net income	—	—	—	—	414	—	—	414
Net change in fair value of securities available-for-sale, net of tax	—	—	—	(1,421)	—	—	—	(1,421)
Net change in fair value of derivative instruments, net of tax	—	—	—	334	—	—	—	334
Dividends declared: $.02 per share	—	—	—	—	(122)	—	—	(122)
Impact of stock-based compensation plans, net	5,520	—	112	—	—	—	—	112
Balance, March 31, 2018	6,087,264	$73	$10,867	$(1,955)	$86,965	$(20,414)	$(11)	$75,525

Balance, January 1, 2019	6,298,062	$75	$13,496	$(2,377)	$88,668	$(20,414)	$(11)	$79,437
Net income	—	—	—	—	1,234	—	—	1,234
Net change in fair value of securities available-for-sale, net of tax	—	—	—	841	—	—	—	841
Dividends declared: $.02 per share	—	—	—	—	(126)	—	—	(126)
Impact of stock-based compensation plans, net	5,520	—	93	—	—	—	—	93
Discontinuation of partnership consolidation	—	—	—	—	83	—	11	94
Balance, March 31, 2019	6,303,582	$75	$13,589	$(1,536)	$89,859	$(20,414)	$—	$81,573

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
Net income	$1,234	$414
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during period, net of tax expense (benefit) of $284 and $(472), respectively	851	(1,419)
Reclassification adjustment for net gains on securities available-for-sale realized in net income, net of tax expense of $3 and $1, respectively	(10)	(2)
Unrealized holding gains arising during the period on effective cash flow hedge derivatives, net of tax expense of $112	—	334
Other comprehensive income (loss)	841	(1,087)
Total comprehensive income (loss)	$2,075	$(673)

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$1,234	$414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	400	351
Provision for loan and lease losses	400	658
Deferred income tax provision	344	79
Net gain on sale and prepayment of investment securities	(13)	(3)
Stock-based compensation expense	93	112
Net amortization of securities	153	225
Amortization of intangible assets	128	—
Net loss on premises and equipment and other real estate	114	12
Changes in assets and liabilities:
Decrease in accrued interest receivable	330	46
Increase in other assets	(4,252)	(67)
Increase in accrued interest payable	69	6
Increase (decrease) in other liabilities	3,081	(483)
Net cash provided by operating activities	2,081	1,350
Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(6,726)	15,000
Purchases of investment securities, available-for-sale	(2,560)	(15,224)
Proceeds from maturities and prepayments of investment securities, available-for-sale	8,864	10,367
Proceeds from maturities and prepayments of investment securities, held-to-maturity	602	949
Net (increase) decrease in Federal Home Loan Bank stock	(10)	196
Proceeds from the sale of premises and equipment and other real estate	464	711
Net decrease (increase) in loans	11,440	(8,661)
Purchases of premises and equipment	(1,691)	(115)
Net cash provided by investing activities	10,383	3,223
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,364)	8,194
Net decrease in short-term borrowings	(527)	(5,296)
Dividends paid	(126)	(122)
Net cash provided by (used in) financing activities	(2,017)	2,776
Net increase in cash and cash equivalents	10,447	7,349
Cash and cash equivalents, beginning of period	49,599	27,124
Cash and cash equivalents, end of period	$60,046	$34,473
Supplemental disclosures:
Cash paid for:
Interest	$1,571	$799
Income taxes	151	136
Non-cash transactions:
Assets acquired in settlement of loans	$267	$213

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

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

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2019. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018.

2.	BASIS OF PRESENTATION

Summary of Significant Accounting Policies

Certain significant accounting policies followed by the Company are set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding (basic shares). Included in basic shares are certain shares that have been accrued as of the balance sheet date as deferred compensation for members of Bancshares’ Board of Directors. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period (dilutive shares). The dilutive shares consist of nonqualified stock option grants issued to employees and members of Bancshares’ Board of Directors pursuant to Bancshares’ 2013 Incentive Plan (as amended, the “2013 Incentive Plan”) previously approved by Bancshares’ shareholders. The following table reflects weighted average shares used to calculate basic and diluted net income per share for the periods presented.

	Three Months Ended
	March 31,
	2019	2018
Basic shares	6,418,242	6,188,861
Dilutive shares	444,101	379,701
Diluted shares	6,862,343	6,568,562

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in Thousands, Except Per Share Data)
Net income	$1,234	$414
Basic net income per share	$0.19	$0.07
Diluted net income per share	$0.18	$0.06

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

Accounting Policies Recently Adopted

Accounting Standards Update (“ASU”) 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU simplifies and expands the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplifies the application of Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, through targeted improvements in key practice areas. This includes expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships. In addition, the ASU prescribes how hedging results should be presented and requires incremental disclosures. These changes are intended to allow preparers more flexibility and to enhance the transparency of how hedging results are presented and disclosed. Further, the ASU provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings in the current period. ASU 2017-12 became effective for the Company on January 1, 2019. The adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the Financial Accounting Standards Board (“FASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 requires organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all operating leases under current U.S. GAAP with a term of more than 12 months. ASU 2016-02 became effective for the Company on January 1, 2019. Refer to Note 13, Leases, for additional information regarding the adoption of ASU 2016-02. As a result of implementation of the standard, the Company recorded a right-of-use asset and lease liability of $3.9 million and $4.0 million, respectively, as of March 31, 2019.

Pending Accounting Pronouncements

ASU 2018-15, “Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” Issued in August 2018, ASU 2018-15 aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments of ASU 2018-15 require an entity to follow the guidance in FASB ASC Subtopic 350-40, “Intangibles-Goodwill and Other – Internal-Use Software,” in order to determine which implementation costs to capitalize as assets related to the service contract and which costs to expense. The amendments of ASU 2018-15 also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement (i.e., the noncancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the entity is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the entity is reasonably certain not to exercise the option and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor). ASU 2018-15 also requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement, and to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not currently have any material amount of implementation costs related to hosting arrangements that are service contracts, and the Company does not expect the adoption of ASU 2018-15 to have a material impact on the Company’s consolidated financial statements.

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” Issued in August 2018, the amendments in this ASU remove disclosure requirements in ASC Topic 820 related to (1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. The ASU also modifies disclosure requirements such that (1) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date that restrictions from redemption might lapse, only if the investee has communicated the timing to the entity or announced the timing publicly, and (2) it is clear that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additionally, this ASU adds disclosure requirements for public entities about (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments of ASU 2018-13 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Management is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

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

ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” Issued in June 2016, ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance removes all current recognition thresholds and requires companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. The standard will add new disclosures related to factors that influenced management’s estimate, including current expected credit losses, the changes in those factors and reasons for the changes, as well as the method applied to revert to historical credit loss experience. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Institutions will be required to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is in the process of developing a revised model to calculate the allowance for loan and lease losses upon implementation of ASU 2016-13 and is continuing to evaluate the impact that the ASU will have on the Company’s consolidated financial statements. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective, but has not yet determined the magnitude of any such one-time adjustment or the overall impact on the Company’s financial statements.

Revenue

On January 1, 2018, the Company implemented ASU 2014-09, Revenue from Contracts with Customers, codified at ASC Topic 606. The Company adopted ASC Topic 606 using the modified retrospective transition method. As of the implementation date, the Company had no uncompleted customer contracts and, as a result, no cumulative transition adjustment was made to the Company’s accumulated deficit during the year ended December 31, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC Topic 606, while prior period amounts continue to be reported under legacy U.S. GAAP.

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans and investment securities, which falls outside the scope of ASC Topic 606. The Company also generates revenue from insurance- and lease-related contracts that fall outside the scope of ASC Topic 606.

All of the Company’s revenue that is subject to ASC Topic 606 is included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. Revenue earned by the Company that is subject to ASC Topic 606 primarily consists of service and other charges on deposit accounts, mortgage fees from secondary market transactions at the Bank, ATM fee income and other non-interest income. Revenue generated from these sources for the three months ended March 31, 2019 and 2018 was $0.7 million and $0.8 million, respectively. All sources of the Company’s revenue subject to ASC Topic 606 are transaction-based, and revenue is recognized at the time the transaction is executed, which is the same time at which the Company’s performance obligation is satisfied. The Company had no contract liabilities or unsatisfied performance obligations with customers as of March 31, 2019.

3.	ACQUISITION ACTIVITY

On August 31, 2018, the Company completed the acquisition of The Peoples Bank (“TPB”) and then merged TPB with and into the Bank. The acquisition of TPB provided the Company with an opportunity to enter the Knoxville, Tennessee market, as well as southwest Virginia, and was consistent with the Company’s strategy to expand in selected high-growth metropolitan markets. As of the acquisition date, TPB’s assets totaled $166.5 million, consisting primarily of pre-discounted gross loans totaling $156.8 million. Total deposits were $140.0 million. Purchase accounting adjustments were recorded as of the acquisition date, resulting in goodwill of $7.4 million.

The acquisition of TPB was accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding the methods and assumptions to be used. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. No adjustments to fair value were recorded during the first quarter of 2019.

In accordance with the transaction agreement, the Company acquired 100% of the capital stock of TPB for the purchase price of $23.4 million calculated on the net book value of TPB as of December 31, 2017 and a mutually agreed upon multiple of 1.62, less certain mutually agreed upon deductions that are described in the transaction agreement, which reduced the purchase price by approximately $0.4 million. Approximately 90% of the purchase price was paid in cash, which totaled approximately $20.7 million, and approximately 10% was paid in the form of unregistered shares of the Company’s common stock, which consisted of 204,355 shares of Bancshares common stock. The aggregate purchase price was subject to adjustment following the closing date of the transaction based on determination of TPB’s final net book value as of the date of closing, which resulted in the payment by the Company of an additional cash amount of approximately $1.4 million.

A summary, at fair value, of the assets acquired and liabilities assumed in the TPB transaction, as of the acquisition date, is as follows:

FIRST US BANCSHARES, INC. AND SUBSIDIARIES

ASSETS ACQUIRED AND LIABILITIES ASSUMED FROM THE PEOPLES BANK

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

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

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

Federal Home Loan Bank stock, at cost — Prior to acquisition, TPB maintained a required investment in the Federal Home Loan Bank (“FHLB”) of Atlanta, which was, in part, based on TPB’s amount of borrowings with the FHLB. The investment was carried at cost as it is not readily marketable, and, accordingly, there is no established market price for the investment. Upon acquisition, the Bank was able to absorb the investment into its own holdings of stock with the FHLB of Atlanta. The Bank has the ability to be reimbursed by the FHLB of Atlanta at cost for stock holdings as borrowings with the FHLB are paid down.  Accordingly, the carrying amount of the assets is considered a reasonable estimate of fair value.

Loans — Fair values for performing loans were determined based on a discounted cash flow methodology that aggregated model inputs and loan information into selected pools and calculated the loan level cash flows used to value the pools. The model calculated the contractual cash flows and expected cash flows, and then discounted the expected cash flows to present value in order to determine fair value. The assumptions used to estimate the fair value of the loans included unpaid principal balance, maturity date, coupon, prepayment speed, expected credit losses and discount rates. The fair value adjustment, also described as the discount on the purchased loans, for the performing loans is being accreted into income over the lives of the loans. Purchased credit impaired (“PCI”) loans were valued using the cost recovery method. The Company did not recognize any accretable yield, or income expected to be collected, associated with the PCI loans. The table below summarizes the carrying amounts and fair value adjustments of the loans acquired from TPB as of the acquisition date.

	August 31, 2018
	Acquired from TPB	Fair Value Adjustments	Fair Value as of August 31, 2018
	(Dollars in Thousands)
Purchased performing loans	$153,862	$(2,116)	$151,746
Purchased credit impaired loans	2,910	(79)	2,831
Total purchased loans	$156,772	$(2,195)	$154,577

Allowance for loan losses — In accordance with U.S. GAAP, the acquired loans were adjusted to fair value, and the pre-acquisition allowance for loan losses on TPB’s balance sheet was reversed.

Premises and equipment — The fair values of acquired land and buildings were determined based on independent appraisals performed by a third-party appraiser. The fair value adjustment represents the difference between fair value and the carrying value at the date of acquisition. For furniture and fixtures, carrying value was considered to be a reasonable estimate of fair value.

Other real estate owned — These assets are presented at the estimated net realizable value that management expects to receive when the properties are sold, net of related costs of disposal.

Other assets — The fair value adjustment was due primarily to changes in deferred tax assets related to the transaction, as well as adjustment of certain prepaid assets associated with TPB’s core processing vendor. Otherwise, the carrying amount of these assets was deemed to be a reasonable estimate of fair value.

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

Other liabilities — The carrying amount of these other liabilities was deemed to be a reasonable estimate of fair value.

4.	INVESTMENT SECURITIES

Details of investment securities available-for-sale and held-to-maturity as of March 31, 2019 and December 31, 2018 were as follows:

	Available-for-Sale
	March 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$70,759	$173	$(1,027)	$69,905
Commercial	52,786	11	(1,276)	51,521
Obligations of states and political subdivisions	5,608	74	(1)	5,681
U.S. Treasury securities	79	—	(1)	78
Total	$129,232	$258	$(2,305)	$127,185

	Held-to-Maturity
	March 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$11,143	$—	$(229)	$10,914
Obligations of U.S. government-sponsored agencies	8,010	—	(145)	7,865
Obligations of states and political subdivisions	1,687	6	(5)	1,688
Total	$20,840	$6	$(379)	$20,467

	Available-for-Sale
	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$73,859	$113	$(1,517)	$72,455
Commercial	56,101	10	(1,822)	54,289
Obligations of states and political subdivisions	5,617	51	(4)	5,664
U.S. Treasury securities	79	—	—	79
Total	$135,656	$174	$(3,343)	$132,487

	Held-to-Maturity
	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$11,716	$—	$(349)	$11,367
Obligations of U.S. government-sponsored agencies	8,026	—	(244)	7,782
Obligations of states and political subdivisions	1,720	—	(17)	1,703
Total	$21,462	$—	$(610)	$20,852

The scheduled maturities of investment securities available-for-sale and held-to-maturity as of March 31, 2019 are presented in the following table:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Maturing within one year	$1,103	$1,104	$122	$122
Maturing after one to five years	37,432	36,946	924	928
Maturing after five to ten years	52,928	52,004	10,235	10,040
Maturing after ten years	37,769	37,131	9,559	9,377
Total	$129,232	$127,185	$20,840	$20,467

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities generally mature earlier than their weighted-average contractual maturities because of principal prepayments.

The following table reflects gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2019 and December 31, 2018.

	Available-for-Sale
	March 31, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$139	$—	$52,754	$(1,027)
Commercial	3	—	50,743	(1,276)
Obligations of states and political subdivisions	125	—	418	(1)
U.S. Treasury securities	78	(1)	—	—
Total	$345	$(1)	$103,915	$(2,304)

	Held-to-Maturity
	March 31, 2019
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$10,914	$(229)
Obligations of U.S. government-sponsored agencies	—	—	7,866	(145)
Obligations of states and political subdivisions	—	—	912	(5)
Total	$—	$—	$19,692	$(379)

	Available-for-Sale
	December 31, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Residential	$9,417	$(87)	$53,507	$(1,430)
Commercial	461	(3)	53,430	(1,819)
Obligations of states and political subdivisions	879	(2)	420	(2)
U.S. Treasury securities	79	—	—	—
Total	$10,836	$(92)	$107,357	$(3,251)

	Held-to-Maturity
	December 31, 2018
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities:
Commercial	$—	$—	$11,367	$(349)
Obligations of U.S. government-sponsored agencies	—	—	7,782	(244)
Obligations of states and political subdivisions	770	—	933	(17)
Total	$770	$—	$20,082	$(610)

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (i) the length of time and the extent to which fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) whether the Company intends to sell the securities; and (iv) whether it is more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

As of March 31, 2019, 155 debt securities had been in a loss position for more than 12 months, and 7 debt securities had been in a loss position for less than 12 months. As of December 31, 2018, 153 debt securities had been in a loss position for more than 12 months, and 21 debt securities had been in a loss position for less than 12 months. As of both March 31, 2019 and December 31, 2018, the losses for all securities were considered to be a direct result of the effect that the prevailing interest rate environment had on the value of debt securities and were not related to the creditworthiness of the issuers. Most of the securities in an unrealized loss position are residential or commercial mortgage-backed securities that are either direct obligations of the U.S. government or government-sponsored entities and, accordingly, have little associated credit risk. Further, the Company has the current intent and ability to retain its investments in the issuers for a period of time that management believes to be sufficient to allow for any anticipated recovery in fair value. Therefore, the Company did not recognize any other-than-temporary impairments as of March 31, 2019 or December 31, 2018.

Investment securities with a carrying value of $52.1 million and $46.7 million as of March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Portfolio Segments

The Company has divided the loan portfolio into nine portfolio segments, each with different risk characteristics described as follows:

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

Indirect sales – This portfolio segment includes loans secured by collateral that is purchased by consumers at retail stores with whom ALC has an established, centrally-managed relationship to provide financing for the retail products sold if applicable underwriting standards are met.

As of March 31, 2019 and December 31, 2018, the composition of the loan portfolio by reporting segment and portfolio segment was as follows:

	March 31, 2019
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$27,065	$—	$27,065
Secured by 1-4 family residential properties	99,933	7,058	106,991
Secured by multi-family residential properties	27,602	—	27,602
Secured by non-farm, non-residential properties	157,023	—	157,023
Other	949	—	949
Commercial and industrial loans(1)	87,865	—	87,865
Consumer loans:
Consumer	6,484	29,808	36,292
Branch retail	—	27,066	27,066
Indirect sales	—	42,280	42,280
Total loans	406,921	106,212	513,133
Less: Unearned interest, fees and deferred cost	352	5,097	5,449
Allowance for loan losses	2,711	2,213	4,924
Net loans	$403,858	$98,902	$502,760

	December 31, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$41,340	$—	$41,340
Secured by 1-4 family residential properties	102,971	7,785	110,756
Secured by multi-family residential properties	23,009	—	23,009
Secured by non-farm, non-residential properties	156,162	—	156,162
Other	1,308	—	1,308
Commercial and industrial loans(1)	85,779	—	85,779
Consumer loans:
Consumer	6,927	31,656	38,583
Branch retail	—	28,324	28,324
Indirect sales	—	40,609	40,609
Total loans	417,496	108,374	525,870
Less: Unearned interest, fees and deferred cost	331	5,617	5,948
Allowance for loan losses	2,735	2,320	5,055
Net loans	$414,430	$100,437	$514,867

(1) Includes equipment financing leases.

The Company makes commercial, real estate and installment loans to its customers. Although the Company has a diversified loan portfolio, 62.3% and 63.2% of the portfolio was concentrated in loans secured by real estate as of March 31, 2019 and December 31, 2018, respectively.

Loans with a carrying value of $20.4 million and $27.0 million were pledged as collateral to secure FHLB borrowings as of March 31, 2019 and December 31, 2018, respectively.

Related Party Loans

In the ordinary course of business, the Bank makes loans to certain officers and directors of the Company, including companies with which they are associated. These loans are made on the same terms as those prevailing for comparable transactions with unrelated parties. Management believes that such loans do not represent more than a normal risk of collectability, nor do they present other unfavorable features. The aggregate balances of such related party loans and commitments as of March 31, 2019 and December 31, 2018 were $0.9 million and $0.8 million, respectively. During the three months ended March 31, 2019, there were $0.1 million of new loans to these parties, and repayments by active related parties were $1 thousand. During the year ended December 31, 2018, there were $0.5 million of new loans to these parties, and repayments by active related parties were $0.2 million.

Acquired Loans

The Company acquired loans through the TPB acquisition completed on August 31, 2018. At acquisition, certain acquired loans evidenced deterioration of credit quality since origination and it was probable that all contractually-required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. PCI loans are accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. On the date of acquisition, the outstanding principal balance and carrying value of PCI loans accounted for under ASC Topic 310-30 were $2.9 and $2.8 million, respectively.

The carrying amount of PCI loans is included in the balance sheet amount of loans receivable at March 31, 2019 and December 31, 2018. The amount of these loans is shown below:

	March 31, 2019	December 31, 2018
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$75	$75
Secured by 1-4 family residential properties	254	492
Outstanding balance	329	567
Fair value adjustment	(69)	(70)
Carrying amount, net of fair value adjustment	$260	$497

During both the three months ended March 31, 2019 and the year ended December 31, 2018, the Company did not recognize any accretable yield, or income expected to be collected, associated with these loans. Additionally, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Allowance for Loan Losses

The following tables present changes in the allowance for loan losses during the three months ended March 31, 2019 and the year ended December 31, 2018 and the related loan balances by loan portfolio segment and loan type as of March 31, 2019 and December 31, 2018:

	Bank
	Three Months Ended March 31, 2019
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$240	$322	$128	$831	$1	$1,138	$75	$—	$—	$2,735
Charge-offs	—	(34)	—	—	—	—	(15)	—	—	(49)
Recoveries	—	6	—	—	—	1	18	—	—	25
Provision	(59)	61	32	(58)	—	44	(20)	—	—	—
Ending balance	$181	$355	$160	$773	$1	$1,183	$58	$—	$—	$2,711

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$98	$16	$—	$—	$—	$66	$16	$—	$—	$196
Collectively evaluated for impairment	83	339	160	773	1	1,117	42	—	—	2,515
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$181	$355	$160	$773	$1	$1,183	$58	$—	$—	$2,711
Ending balance of loans receivable:
Individually evaluated for impairment	$421	$713	$—	$510	$—	$66	$38	$—	$—	$1,748
Collectively evaluated for impairment	26,571	99,033	27,602	156,513	949	87,799	6,446	—	—	404,913
Loans acquired with deteriorated credit quality	73	187	—	—	—	—	—	—	—	260
Total loans receivable	$27,065	$99,933	$27,602	$157,023	$949	$87,865	$6,484	$—	$—	$406,921

	ALC
	Three Months Ended March 31, 2019
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$24	$—	$—	$—	$—	$1,724	$427	$145	$2,320
Charge-offs	—	(19)	—	—	—	—	(521)	(98)	(52)	(690)
Recoveries	—	3	—	—	—	—	155	25	—	183
Provision	—	18	—	—	—	—	252	55	75	400
Ending balance	$—	$26	$—	$—	$—	$—	$1,610	$409	$168	$2,213

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	26	—	—	—	—	1,610	409	168	2,213
Total allowance for loan losses	$—	$26	$—	$—	$—	$—	$1,610	$409	$168	$2,213
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$206	$—	$—	$—	$—	$—	$—	$—	$206
Collectively evaluated for impairment	—	6,852	—	—	—	—	29,808	27,066	42,280	106,006
Total loans receivable	$—	$7,058	$—	$—	$—	$—	$29,808	$27,066	$42,280	$106,212

	Bank and ALC
	Three Months Ended March 31, 2019
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$240	$346	$128	$831	$1	$1,138	$1,799	$427	$145	$5,055
Charge-offs	—	(53)	—	—	—	—	(536)	(98)	(52)	(739)
Recoveries	—	9	—	—	—	1	173	25	—	208
Provision	(59)	79	32	(58)	—	44	232	55	75	400
Ending balance	$181	$381	$160	$773	$1	$1,183	$1,668	$409	$168	$4,924

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$98	$16	$—	$—	$—	$66	$16	$—	$—	$196
Collectively evaluated for impairment	83	365	160	773	1	1,117	1,652	409	168	4,728
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$181	$381	$160	$773	$1	$1,183	$1,668	$409	$168	$4,924
Ending balance of loans receivable:
Individually evaluated for impairment	$421	$919	$—	$510	$—	$66	$38	$—	$—	$1,954
Collectively evaluated for impairment	26,571	105,885	27,602	156,513	949	87,799	36,254	27,066	42,280	510,919
Loans acquired with deteriorated credit quality	73	187	—	—	—	—	—	—	—	260
Total loans receivable	$27,065	$106,991	$27,602	$157,023	$949	$87,865	$36,292	$27,066	$42,280	$513,133

	Bank
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$238	$116	$777	$2	$1,049	$62	$—	$—	$2,447
Charge-offs	—	(9)	—	—	—	(3)	(4)	—	—	(16)
Recoveries	—	51	—	4	—	11	23	—	—	89
Provision	37	42	12	50	(1)	81	(6)	—	—	215
Ending balance	$240	$322	$128	$831	$1	$1,138	$75	$—	$—	$2,735

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28	$50	$—	$1	$—	$67	$20	$—	$—	$166
Collectively evaluated for impairment	212	272	128	830	1	1,071	55	—	—	2,569
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$240	$322	$128	$831	$1	$1,138	$75	$—	$—	$2,735
Ending balance of loans receivable:
Individually evaluated for impairment	$153	$57	$—	$511	$—	$67	$43	$—	$—	$831
Collectively evaluated for impairment	41,114	102,490	23,009	155,651	1,308	85,712	6,884	—	—	416,168
Loans acquired with deteriorated credit quality	73	424	—	—	—	—	—	—	—	497
Total loans receivable	$41,340	$102,971	$23,009	$156,162	$1,308	$85,779	$6,927	$—	$—	$417,496

	ALC
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$—	$52	$—	$—	$—	$—	$1,653	$393	$229	$2,327
Charge-offs	—	(92)	—	—	—	—	(2,478)	(415)	(116)	(3,101)
Recoveries	—	23	—	—	—	—	545	113	6	687
Provision	—	41	—	—	—	—	2,004	336	26	2,407
Ending balance	$—	$24	$—	$—	$—	$—	$1,724	$427	$145	$2,320

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	24	—	—	—	—	1,724	427	145	2,320
Total allowance for loan losses	$—	$24	$—	$—	$—	$—	$1,724	$427	$145	$2,320
Ending balance of loans receivable:
Individually evaluated for impairment	$—	$211	$—	$—	$—	$—	$—	$—	$—	$211
Collectively evaluated for impairment	—	7,574	—	—	—	—	31,656	28,324	40,609	108,163
Total loans receivable	$—	$7,785	$—	$—	$—	$—	$31,656	$28,324	$40,609	$108,374

	Bank and ALC
	Year Ended December 31, 2018
	Construction, Land	1-4 Family	Real Estate Multi-Family	Non- Farm Non-Residential	Other	Commercial	Consumer	Branch Retail	Indirect Sales	Total
	(Dollars in Thousands)
Allowance for loan losses:
Beginning balance	$203	$290	$116	$777	$2	$1,049	$1,715	$393	$229	$4,774
Charge-offs	—	(101)	—	—	—	(3)	(2,482)	(415)	(116)	(3,117)
Recoveries	—	74	—	4	—	11	568	113	6	776
Provision	37	83	12	50	(1)	81	1,998	336	26	2,622
Ending balance	$240	$346	$128	$831	$1	$1,138	$1,799	$427	$145	$5,055

Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28	$50	$—	$1	$—	$67	$20	$—	$—	$166
Collectively evaluated for impairment	212	296	128	830	1	1,071	1,779	427	145	4,889
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$240	$346	$128	$831	$1	$1,138	$1,799	$427	$145	$5,055
Ending balance of loans receivable:
Individually evaluated for impairment	$153	$268	$—	$511	$—	$67	$43	$—	$—	$1,042
Collectively evaluated for impairment	41,114	110,064	23,009	155,651	1,308	85,712	38,540	28,324	40,609	524,331
Loans acquired with deteriorated credit quality	73	424	—	—	—	—	—	—	—	497
Total loans receivable	$41,340	$110,756	$23,009	$156,162	$1,308	$85,779	$38,583	$28,324	$40,609	$525,870

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

●

Loss (Risk Grade 9): Loans are classified in this category when borrowers are deemed incapable of repayment of unsecured debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not prudent to defer writing off these assets, even though partial recovery may be realized in the future.

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

The tables below illustrate the carrying amount of loans by credit quality indicator as of March 31, 2019:

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$26,506	$336	$223	$27,065
Secured by 1-4 family residential properties	97,820	154	1,959	99,933
Secured by multi-family residential properties	27,602	—	—	27,602
Secured by non-farm, non-residential properties	154,011	1,957	1,055	157,023
Other	949	—	—	949
Commercial and industrial loans	85,766	1,947	152	87,865
Consumer loans	6,416	—	68	6,484
Total	$399,070	$4,394	$3,457	$406,921

The above amounts include purchased credit impaired loans. As of March 31, 2019, $0.3 million of purchased credit impaired loans were rated “Substandard.”

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$6,954	$104	$7,058
Consumer loans:
Consumer	29,114	694	29,808
Branch retail	26,939	127	27,066
Indirect sales	42,090	190	42,280
Total	$105,097	$1,115	$106,212

The tables below illustrate the carrying amount of loans by credit quality indicator as of December 31, 2018:

	Bank
	Pass 1-5	Special Mention 6	Substandard 7	Total
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$40,200	$914	$226	$41,340
Secured by 1-4 family residential properties	100,485	154	2,332	102,971
Secured by multi-family residential properties	23,009	—	—	23,009
Secured by non-farm, non-residential properties	153,077	1,996	1,089	156,162
Other	1,308	—	—	1,308
Commercial and industrial loans	83,261	1,977	541	85,779
Consumer loans	6,848	—	79	6,927
Total	$408,188	$5,041	$4,267	$417,496

The above amounts include purchased credit impaired loans. As of December 31, 2018, $0.5 million of purchased credit impaired loans were rated “Substandard.”

	ALC
	Performing	Nonperforming	Total
	(Dollars in Thousands)
Loans secured by real estate:
Secured by 1-4 family residential properties	$7,657	$128	$7,785
Consumer loans:
Consumer	30,826	830	31,656
Branch retail	28,171	153	28,324
Indirect sales	40,491	118	40,609
Total	$107,145	$1,229	$108,374

The following tables provide an aging analysis of past due loans by class as of March 31, 2019:

	Bank
	As of March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$170	$—	$73	$243	$26,822	$27,065	$—
Secured by 1-4 family residential properties	403	—	41	444	99,489	99,933	—
Secured by multi-family residential properties	—	—	—	—	27,602	27,602	—
Secured by non-farm, non-residential properties	471	—	—	471	156,552	157,023	—
Other	—	—	—	—	949	949	—
Commercial and industrial loans	77	23	—	100	87,765	87,865	—
Consumer loans	34	—	19	53	6,431	6,484	—
Total	$1,155	$23	$133	$1,311	$405,610	$406,921	$—

The above amounts include purchased credit impaired loans. As of March 31, 2019, $0.1 million of purchased credit impaired loans were 90 or more days past due.

	ALC
	As of March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	58	1	104	163	6,895	7,058	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	416	257	694	1,367	28,441	29,808	—
Branch retail	126	127	127	380	26,686	27,066
Indirect sales	337	34	190	561	41,719	42,280	—
Total	$937	$419	$1,115	$2,471	$103,741	$106,212	$—

The following tables provide an aging analysis of past due loans by class as of December 31, 2018:

	Bank
	As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$415	$582	$74	$1,071	$40,269	$41,340	$—
Secured by 1-4 family residential properties	991	36	539	1,566	101,405	102,971	—
Secured by multi-family residential properties	—	—	—	—	23,009	23,009	—
Secured by non-farm, non-residential properties	458	13	—	471	155,691	156,162	—
Other	—	—	—	—	1,308	1,308	—
Commercial and industrial loans	2,608	30	384	3,022	82,757	85,779	—
Consumer loans	80	—	4	84	6,843	6,927	—
Total	$4,552	$661	$1,001	$6,214	$411,282	$417,496	$—

The above amounts include purchased credit impaired loans. As of December 31, 2018, $0.3 million of purchased credit impaired loans were 90 or more days past due.

	ALC
	As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days And Accruing
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$—	$—	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	60	65	128	253	7,532	7,785	—
Secured by multi-family residential properties	—	—	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Consumer loans:
Consumer	563	354	830	1,747	29,909	31,656	—
Branch retail	164	98	153	415	27,909	28,324
Indirect sales	184	79	118	381	40,228	40,609	—
Total	$971	$596	$1,229	$2,796	$105,578	$108,374	$—

The following table provides an analysis of non-accruing loans by class as of March 31, 2019 and December 31, 2018:

	Loans on Non-Accrual Status
	March 31, 2019	December 31, 2018
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	$73	$73
Secured by 1-4 family residential properties	693	1,097
Secured by multi-family residential properties	—	—
Secured by non-farm, non-residential properties	11	14
Commercial and industrial loans	37	424
Consumer loans:
Consumer	733	879
Branch retail	127	153
Indirect sales	190	119
Total loans	$1,864	$2,759

As of March 31, 2019 and December 31, 2018, purchased credit impaired loans comprised $0.3 million and $0.5 million of nonaccrual loans, respectively.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the related loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral at the Bank. All loans of $0.5 million or more that have a credit quality risk grade of seven or above are identified for impairment analysis. At management’s discretion, additional loans may be impaired based on homogeneous factors such as changes in the nature and volume of the portfolio, portfolio quality, adequacy of the underlying collateral value, loan concentrations, historical charge-off trends and economic conditions that may affect the borrower’s ability to pay. At ALC, all loans of $50 thousand or more that are 90 days or more past due are identified for impairment analysis. As of both March 31, 2019 and December 31, 2018, there were $0.2 million of impaired loans with no related allowance recorded at ALC. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

As of March 31, 2019, the carrying amount of impaired loans consisted of the following:

	March 31, 2019
	Carrying Amount	Unpaid Principal Balance	Related Allowances
Impaired loans with no related allowance recorded	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$73	$73	$—
Secured by 1-4 family residential properties	1,083	1,083	—
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	510	510	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Total loans with no related allowance recorded	$1,666	$1,666	$—

Impaired loans with an allowance recorded
Loans secured by real estate
Construction, land development and other land loans	$421	$421	$98
Secured by 1-4 family residential properties	23	23	16
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	—	—	—
Commercial and industrial	66	66	66
Consumer	38	38	16
Total loans with an allowance recorded	$548	$548	$196

Total impaired loans
Loans secured by real estate
Construction, land development and other land loans	$494	$494	$98
Secured by 1-4 family residential properties	1,106	1,106	16
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	510	510	—
Commercial and industrial	66	66	66
Consumer	38	38	16
Total impaired loans	$2,214	$2,214	$196

The above amounts include purchased credit impaired loans. As of March 31, 2019, purchased credit impaired loans comprised $0.3 million of impaired loans without a related allowance recorded.

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

The average net investment in impaired loans and interest income recognized and received on impaired loans during the three months ended March 31, 2019 and the year ended December 31, 2018 were as follows:

	March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$90	$4	$3
Secured by 1-4 family residential properties	765	14	10
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	734	9	7
Other	—	—	—
Commercial and industrial	66	2	2
Consumer	45	1	1
Total	$1,700	$30	$23

	December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
	(Dollars in Thousands)
Loans secured by real estate
Construction, land development and other land loans	$70	$8	$8
Secured by 1-4 family residential properties	794	16	16
Secured by multi-family residential properties	—	—	—
Secured by non-farm, non-residential properties	523	34	35
Other	1	—	—
Commercial and industrial	57	4	5
Consumer	15	3	3
Total	$1,460	$65	$67

Loans on which the accrual of interest has been discontinued amounted to $1.9 million and $2.8 million as of March 31, 2019 and December 31, 2018, respectively. If interest on those loans had been accrued, there would have been $12 thousand and $44 thousand of interest accrued for the periods ended March 31, 2019 and December 31, 2018, respectively. Interest income related to these loans for the three months ended March 31, 2019 and the year ended December 31, 2018 was $6 thousand and $27 thousand, respectively.

Troubled Debt Restructurings

Troubled debt restructurings include loans with respect to which concessions have been granted to borrowers that generally would not have otherwise been considered had the borrowers not been experiencing financial difficulty. The concessions granted may include payment schedule modifications, interest rate reductions, maturity date extensions, modifications of note structure, principal balance reductions or some combination of these concessions. There were no loans modified with concessions granted during the three-month period ended March 31, 2019 or the year ended December 31, 2018. Restructured loans may involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Non-accrual restructured loans are included with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings. Generally, restructured loans remain on non-accrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, then the loan remains on non-accrual. As of both March 31, 2019 and December 31, 2018, the Company had $0.1 million of non-accruing loans that were previously restructured and that remained on non-accrual status. For both the three months ended March 31, 2019 and the year ended December 31, 2018, the Company had no loans that were restored to accrual status based on a sustained period of repayment performance.

The following table provides, as of March 31, 2019 and December 31, 2018, the number of loans remaining in each loan category that the Bank had previously modified in a troubled debt restructuring, as well as the pre- and post-modification principal balance as of each date.

	March 31, 2019			December 31, 2018
	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance	Number of Loans	Pre- Modification Outstanding Principal Balance	Post- Modification Principal Balance
	(Dollars in Thousands)
Loans secured by real estate:
Construction, land development and other land loans	1	$107	$71	1	$107	$73
Secured by 1-4 family residential properties	3	318	74	3	318	118
Secured by non-farm, non-residential properties	—	—	—	1	53	34
Commercial loans	2	116	69	2	116	72
Total	6	$541	$214	7	$594	$297

As of March 31, 2019 and December 31, 2018, no loans that previously had been modified in a troubled debt restructuring had defaulted subsequent to modification.

Restructured loan modifications primarily included maturity date extensions and payment schedule modifications. There were no modifications to principal balances of the loans that were restructured. Accordingly, there was no impact on the Company’s allowance for loan losses resulting from the modifications.

All loans with a principal balance of $0.5 million or more that have been modified in a troubled debt restructuring are considered impaired and evaluated individually for impairment. The nature and extent of impairment of restructured loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of allowance for loan losses. This evaluation resulted in an allowance for loan losses attributable to such restructured loans of $1 thousand and $2 thousand as of March 31, 2019 and December 31, 2018, respectively.

6.	OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Other Real Estate Owned

Other real estate and certain other assets acquired in foreclosure are reported at the net realizable value of the property, less estimated costs to sell. The following tables summarize foreclosed property activity as of the three months ended March 31, 2019 and 2018:

	March 31, 2019
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$1,401	$104	$1,505
Additions (1)	83	38	121
Sales proceeds	(311)	(63)	(374)

Gross gains	27	2	29
Gross losses	—	(21)	(21)
Net gains (losses)	27	(19)	8
Impairment	—	(38)	(38)
Ending balance	$1,200	$22	$1,222

	March 31, 2018
	Bank	ALC	Total
	(Dollars in Thousands)
Beginning balance	$3,527	$265	$3,792
Additions (1)	106	25	131
Sales proceeds	(611)	(20)	(631)

Gross gains	121	—	121
Gross losses	—	(23)	(23)
Net gains (losses)	121	(23)	98
Impairment	(43)	(4)	(47)
Ending balance	$3,100	$243	$3,343

(1)Additions to other real estate owned (“OREO”) include transfers from loans and capitalized improvements to existing OREO properties.

Valuation adjustments are recorded in other non-interest expense and are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Net realizable value less estimated costs to sell of foreclosed residential real estate held by the Company was $0.1 million and $0.6 million as of March 31, 2019 and 2018, respectively. In addition, the Company held $0.1 million of consumer mortgage loans collateralized by residential real estate that were in the process of foreclosure as of March 31, 2019 and did not hold any of these loans as of March 31, 2018.

Repossessions

In addition to the other real estate and other assets acquired in foreclosure, the Bank and ALC also acquire assets through the repossession of the underlying collateral of loans in default. Total repossessed assets as of both March 31, 2019 and December 31, 2018 were $0.2 million.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $7.4 million of goodwill as a result of its acquisition of TPB in 2018. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2019 or the year ended December 31, 2018.

Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. Goodwill totaled $7.4 million as of both March 31, 2019 and December 31, 2018.

Core deposit premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $2.0 million were recorded during 2018 as part of the TPB acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) as of March 31, 2019 were as follows:

March 31, 2019
(Dollars in Thousands)
Goodwill	$7,435
Core deposit intangible:
Gross carrying amount	2,048
Accumulated amortization	(299)
Core deposit intangible, net	1,749
Total	$9,184

The Company’s estimated remaining amortization expense on intangibles as of March 31, 2019 was as follows:

Amortization Expense
(Dollars in Thousands)
2019	$360
2020	414
2021	341
2022	268
2023	195
2024	122
2025	49
Total	$1,749

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

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances with original maturities of one year or less. The Bank did not have any short-term borrowings as of March 31, 2019, and short-term borrowings totaled $0.5 million as of December 31, 2018.

Federal funds purchased, which represent unsecured lines of credit that generally mature within one to four days, are available to the Bank through arrangements with correspondent banks and the Federal Reserve. As of both March 31, 2019 and December 31, 2018, there were no federal funds purchased outstanding. The Bank had $72.1 million and $72.2 million in available unused lines of credit with correspondent banks and the Federal Reserve as of March 31, 2019 and December 31, 2018, respectively.

Securities sold under repurchase agreements, which are secured borrowings, generally are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank monitors the fair value of the underlying securities on a daily basis. The Bank did not have any securities sold under repurchase agreements as of  March 31, 2019, and securities sold under repurchase agreements as of December 31, 2018 totaled $0.5 million.

Short-term FHLB advances are secured borrowings available to the Bank as an alternative funding source. As of both March 31, 2019 and December 31, 2018, the Bank did not have any outstanding FHLB advances with original maturities of less than one year.

9.	LONG-TERM DEBT

The Company uses FHLB advances as an alternative to funding sources with similar maturities, such as certificates of deposit or other deposit programs. These advances generally offer more attractive rates than other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy. FHLB advances with an original maturity of more than one year are classified as long-term. As of both March 31, 2019 and December 31, 2018, the Company did not have any long-term FHLB advances outstanding.

Assets pledged (including loans and investment securities) associated with FHLB advances totaled $20.4 million and $27.0 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the Bank had $237.5 million and $282.2 million, respectively, in remaining credit from the FHLB (subject to available collateral).

10.	INCOME TAXES

The provision for income taxes was $0.4 million and $0.1 million for the three-month periods ended March 31, 2019 and 2018, respectively. The Company’s effective tax rate was 22.1% and 16.4%, respectively, for the same periods. The effective tax rate is impacted by recurring permanent differences, such as those associated with bank-owned life insurance and tax-exempt investment and loan income.

The Company had a net deferred tax asset of $4.0 million and $4.6 million as of March 31, 2019 and December 31, 2018, respectively. The decrease in the net deferred tax asset resulted primarily from the impact of changes in the fair value of securities available-for-sale, combined with reductions in net operating loss carryforwards and other book-to-tax temporary differences.

11.	DEFERRED COMPENSATION PLANS

The Bank has entered into supplemental retirement compensation benefits agreements with certain directors and executive officers.  The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement and the expected returns on the bank-owned life insurance policies used to fund those agreements. Should these estimates prove to be materially wrong, the cost of these agreements could change accordingly. The related deferred compensation obligation to these directors and executive officers included in other liabilities was $3.4 million as of both March 31, 2019 and December 31, 2018.

Non-employee directors may elect to defer payment of all or any portion of their Bancshares and Bank director fees under Bancshares’ Non-Employee Directors’ Deferred Compensation Plan (the “Deferral Plan”). The Deferral Plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash and/or shares of Bancshares’ common stock. Neither Bancshares nor the Bank makes any contribution to participants’ accounts under the Deferral Plan.  As of March 31, 2019 and December 31, 2018, a total of 119,380 and 116,766 shares of Bancshares common stock, respectively, were deferred in connection with the Deferral Plan. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares as equity surplus. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

12.	STOCK AWARDS

In accordance with the Company’s 2013 Incentive Plan, stock awards, including stock options and restricted stock, have been granted to certain employees and non-employee directors. Shares of common stock available for distribution to satisfy the grants may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Stock-based compensation expense related to stock awards totaled $0.1 million for both of the three-month periods ended March 31, 2019 and 2018.

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

	2019	2018
Risk-free interest rate	2.59%	2.77%
Expected term (in years)	7.5	7.5
Expected stock price volatility	30.9%	28.3%
Dividend yield	1.25%	1.50%
Fair value of stock option	3.30	3.51

The following table summarizes the Company’s stock option activity for the periods presented.

	Three Months Ended
	March 31, 2019		March 31, 2018
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options:
Outstanding, beginning of period	377,950	$9.80	318,000	$9.43
Granted	66,150	10.01	62,150	11.71
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	450	11.71
Options outstanding, end of period	444,100	$9.83	379,700	$9.80
Options exercisable, end of period	312,783	$9.25	248,300	$8.71

The aggregate intrinsic value of stock options outstanding (calculated as the amount by which the market value of underlying stock exceeds the exercise price of the option) was approximately $0.4 million and $0.8 million as of March 31, 2019 and 2018, respectively.

Restricted Stock

During the first three months of both 2019 and 2018, 5,520 shares of restricted stock were granted. The Company recognizes the cost of services received in exchange for restricted stock awards based on the grant date closing price of the stock, with compensation expense recognized on a straight-line basis over the award’s vesting period.

13.	LEASES

The Bank and ALC are involved in a number of operating leases, primarily for branch locations. Branch leases have remaining lease terms ranging from less than one year to 15 years, some of which include options to extend the leases for up to five years, and some of which include an option to terminate the lease within one year. The Bank leases certain office facilities to third parties and classifies these leases as operating leases.

The following table provides a summary of the components of lease expense, as well as the reporting location in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018:

	Location in the Condensed	Three Months Ended
	Consolidated Statements of Operations	March 31, 2019	March 31, 2018
		(Dollars in Thousands)
Operating lease expense (1)	Net occupancy and equipment	$210	$158
Operating lease income (2)	Other income, net	$209	$34

(1) Includes short-term lease costs. For both of the three month periods ended March 31, 2019 and 2018, short-term lease costs were nominal in amount.

(2) Operating lease income includes rental income from owned properties.

The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of March 31, 2019:

	Location in the Condensed
	Consolidated Balance Sheet	March 31, 2019
		(Dollars in Thousands)
Operating lease right-of-use assets	Other assets	$3,945
Operating lease liabilities	Other liabilities	$3,953
Weighted-average remaining lease term (in years)		7.53
Weighted-average discount rate		3.19%

The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$192	$115

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of March 31, 2019:

Minimum Rental Payments
(Dollars in Thousands)
2019	$564
2020	677
2021	574
2022	512
2023	453
2024 and thereafter	1,714
Total future minimum lease payments	$4,494
Less: Imputed interest	541
Total operating lease liabilities	$3,953

14.	SEGMENT REPORTING

Under ASC Topic 280, Segment Reporting, certain information is disclosed for the two reportable operating segments of Bancshares: the Bank and ALC. The reportable segments were determined using the internal management reporting system. These segments comprise Bancshares’ and the Bank’s significant subsidiaries. The accounting policies for each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the two reportable segments of the Company are included in the tables below.

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended March 31, 2019:
Net interest income	$6,009	$3,158	$6	$—	$9,173
Provision for loan and lease losses	—	400	—	—	400
Total non-interest income	1,078	219	1,581	(1,613)	1,265
Total non-interest expense	5,833	2,368	427	(175)	8,453
Income before income taxes	1,254	609	1,160	(1,438)	1,585
Provision for income taxes	262	143	(54)	—	351
Net income	$992	$466	$1,214	$(1,438)	$1,234
Other significant items:
Total assets	$796,876	$102,780	$86,977	$(191,299)	$795,334
Total investment securities	147,947	—	78	—	148,025
Total loans, net	492,895	98,902	—	(89,037)	502,760
Goodwill and core deposit intangible, net	9,184	—	—	—	9,184
Investment in subsidiaries	5	—	81,236	(81,236)	5
Fixed asset additions	1,677	14	—	—	1,691
Depreciation and amortization expense	367	33	—	—	400
Total interest income from external customers	6,493	4,319	1	—	10,813
Total interest income from affiliates	1,161	—	5	(1,166)	—

			All
	Bank	ALC	Other	Eliminations	Consolidated
	(Dollars in Thousands)
For the three months ended March 31, 2018:
Net interest income	$4,117	$3,193	$4	$—	$7,314
Provision for loan and lease losses	39	619	—	—	658
Total non-interest income	867	256	853	(836)	1,140
Total non-interest expense	4,531	2,524	447	(201)	7,301
Income before income taxes	414	306	410	(635)	495
Provision for income taxes	70	70	(59)	—	81
Net income	$344	$236	$469	$(635)	$414
Other significant items:
Total assets	$629,954	$97,685	$81,020	$(181,340)	$627,319
Total investment securities	181,862	—	80	—	181,942
Total loans, net	344,319	94,529	—	(85,043)	353,805
Goodwill and core deposit intangible, net	—	—	—	—	—
Investment in subsidiaries	5	—	75,055	(75,055)	5
Fixed asset addition	113	2	—	—	115
Depreciation and amortization expense	318	33	—	—	351
Total interest income from external customers	3,837	4,282	—	—	8,119
Total interest income from affiliates	1,089	—	4	(1,093)	—

15.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

	March 31, 2019	December 31, 2018
	(Dollars in Thousands)
Standby letters of credit	$180	$180
Standby performance letters of credit	$652	$704
Commitments to extend credit	$96,331	$85,972

Standby letters of credit and standby performance letters of credit are contingent commitments issued by the Bank generally to guarantee the performance of a customer to a third party. The Bank has recourse against the customer for any amount that it is required to pay to a third party under a standby letter of credit or standby performance letter of credit. Revenues are recognized over the lives of the standby letters of credit and standby performance letters of credit. As of March 31, 2019 and December 31, 2018, the potential amounts of future payments that the Bank could be required to make under its standby letters of credit and standby performance letters of credit, which represent the Bank’s total credit risk in these categories, are included in the table above.

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

The Company is self-insured for a significant portion of employee health benefits. However, the Company maintains stop-loss coverage with third-party insurers to limit the Company’s individual claim and total exposure related to self-insurance. The Company estimates accrued liability for the ultimate costs to close known claims, as well as claims incurred but not yet reported, as of the balance sheet date. The Company’s recorded estimated liability for self-insurance is based on the insurance companies’ incurred loss estimates and management’s judgment, including assumptions and evaluation of factors related to the frequency and severity of claims, the Company’s claims development history and the Company’s claims settlement practices. The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of self-insurance accruals. Self-insurance accruals totaled $0.2 million and $0.1 million as of March 31, 2019 and December 31, 2018, respectively. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts accrued in the Company’s consolidated financial statements.

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

The Company follows the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. The following disclosures should not be considered a representation of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

Fair Value Hierarchy

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair value. Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The Company rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. Trading account assets and securities available-for-sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occurred at the beginning of a reporting period. There were no such transfers during the three months ended March 31, 2019 or the year ended December 31, 2018.

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

The following table presents assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. There were no liabilities measured at fair value on a recurring basis for either period presented.

	Fair Value Measurements as of March 31, 2019 Using
	Totals At March 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$70,759	$—	$70,759	$—
Commercial	52,786	—	52,786	—
Obligations of states and political subdivisions	5,608	—	5,608	—
U.S. Treasury securities	79	—	79	—

	Fair Value Measurements as of December 31, 2018 Using
	Totals At December 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Investment securities, available-for-sale
Mortgage-backed securities:
Residential	$72,455	$—	$72,455	$—
Commercial	54,289	—	54,289	—
Obligations of states and political subdivisions	5,664	—	5,664	—
U.S. Treasury securities	79	—	79	—

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

The following table presents the balances of impaired loans, OREO and assets held-for-sale measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements as of March 31, 2019 Using
	Totals At March 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$352	$—	$—	$352
OREO	1,222	—	—	1,222
Assets held-for-sale	198	—	—	198

	Fair Value Measurements as of December 31, 2018 Using
	Totals At December 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$665	$—	$—	$665
OREO	1,505	—	—	1,505
Assets held-for-sale	198	—	—	198

Non-recurring Fair Value Measurements Using Significant Unobservable Inputs

The following table presents information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2019. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input and the weighted average within the range utilized as of March 31, 2019 are both included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	Level 3 Significant Unobservable Input Assumptions
	Fair Value March 31, 2019	Valuation Technique	Unobservable Input	Quantitative Range of Unobservable Inputs (Weighted Average)
	(Dollars in Thousands)
Non-recurring fair value measurements:

Impaired loans	$352	Multiple data points, including discount to appraised value of collateral based on recent market activity	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%	)
OREO	$1,222	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%	)
Assets held-for-sale	$198	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	9%	-	10%	(9.5%	)

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

The estimated fair value and related carrying or notional amounts, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$60,046	$60,046	$60,046	$—	$—
Investment securities available-for-sale	127,185	127,185	—	127,185	—
Investment securities held-to-maturity	20,840	20,467	—	20,467	—
Federal funds sold	15,080	15,080		15,080
Federal Home Loan Bank stock	713	713	—	—	713
Loans, net of allowance for loan and lease losses	502,760	512,378	—	—	512,378
Liabilities:
Deposits	703,361	702,185	—	702,185	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$49,599	$49,599	$49,599	$—	$—
Investment securities available-for-sale	132,487	132,487	—	132,487	—
Investment securities held-to-maturity	21,462	20,852	—	20,852	—
Federal funds sold	8,354	8,354	—	8,354	—
Federal Home Loan Bank stock	703	703	—	—	703
Loans, net of allowance for loan and lease losses	514,867	516,420	—	—	516,420
Liabilities:
Deposits	704,725	702,832	—	702,832	—
Short-term borrowings	527	527	—	527	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

First US Bancshares, Inc., a Delaware corporation (“Bancshares”), is a bank holding company with its principal offices in Birmingham, Alabama. Bancshares operates one commercial banking subsidiary, First US Bank (the “Bank”). As of March 31, 2019, the Bank operated and served its customers through 20 banking offices located in Birmingham, Bucksville, Butler, Calera, Centreville, Columbiana, Gilbertown, Grove Hill, Harpersville, Jackson, Thomasville, Tuscaloosa and Woodstock, Alabama; Knoxville and Powell, Tennessee; and Rose Hill and Ewing, Virginia.

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

Delivery of the best possible financial services to customers remains an overall operational focus of Bancshares and its subsidiaries (collectively, the “Company”). The Company recognizes that attention to detail and responsiveness to customers’ desires are critical to customer satisfaction. The Company continues to upgrade technology, both in its financial services and in the training of its 285 full-time equivalent employees (as of March 31, 2019), to ensure customer satisfaction and convenience.

The preparation of the Company’s consolidated financial statements requires management to make subjective judgments associated with estimates. These estimates are necessary to comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general banking practices. These estimates include accounting for the allowance for loan and lease losses, goodwill and other intangible assets, other real estate owned, valuation of deferred tax assets and fair value measurements. A description of these estimates, which significantly affect the determination of the Company’s consolidated financial position, results of operations and cash flows, is set forth in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2018.

The emphasis of this discussion is a comparison of assets, liabilities and shareholders’ equity as of March 31, 2019 to December 31, 2018, while comparing income and expense for the three-month periods ended March 31, 2019 and 2018.

All yields and ratios presented and discussed herein are recorded and presented on the accrual basis and not on the tax-equivalent basis, unless otherwise indicated.

This information should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2018. As used in the following discussion, the words “we,” “us,” “our” and the “Company” refer to Bancshares and its consolidated subsidiaries, unless the context indicates otherwise.

EXECUTIVE OVERVIEW

The Company earned net income of $1.2 million, or $0.18 per diluted common share, during the three months ended March 31, 2019, compared to $0.4 million, or $0.06 per diluted common share, for the three months ended March 31, 2018.

Summarized condensed consolidated statements of operations are included below for the three-month periods ended March 31, 2019 and 2018, respectively.

	Three Months Ended
	March 31,	March 31,
	2019	2018
	(Dollars in Thousands)
Interest income	$10,813	$8,119
Interest expense	1,640	805
Net interest income	9,173	7,314
Provision for loan and lease losses	400	658
Net interest income after provision for loan and lease losses	8,773	6,656
Non-interest income	1,265	1,140
Non-interest expense	8,453	7,301
Income before income taxes	1,585	495
Provision for income taxes	351	81
Net income	$1,234	$414

Significant Impacts on Earnings

The following discussion summarizes the most significant activity that drove changes in the Company’s net income during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Net Interest Income

Net interest income increased by $1.9 million, or 25.4%, due primarily to increases in average loans outstanding following the acquisition of TPB. The average loan balance for the three months ended March 31, 2019 was $512.0 million, compared to $353.3 million for the three months ended March 31, 2018. The increases in interest income resulting from loan growth were partially offset by increases in interest expense due to an increase in average interest-bearing liabilities following the acquisition of TPB. The average balance of interest-bearing liabilities was $593.2 million during the first quarter of 2019, compared to $456.6 million during the first quarter of 2018. Net interest margin decreased to 5.17% for the three months ended March 31, 2019, compared to 5.24% for the three months ended March 31, 2018. Loan yields in the first quarter of 2019 improved by 28 basis points compared to the first quarter of 2018; however, these gains were offset by a 40-basis point increase in funding costs, comparing the two periods. The increases in both loan yields and funding costs were consistent with the prevailing interest rate environments comparing the two periods.

Provision for Loan and Lease Losses

The provision for loan and lease losses decreased by $0.3 million, or 39.2%, during the first quarter of 2019 compared to the first quarter of 2018 due primarily to slower growth during the first quarter of 2019 in ALC’s indirect sales lending portfolio compared to the first quarter of 2018.  During the first quarter of 2019, the indirect sales portfolio increased by $1.7 million, compared to an increase of $5.1 million during the first quarter of 2018.

Non-interest Income

Non-interest income increased by $0.1 million comparing the first quarter of 2019 to the first quarter of 2018. The increase was mostly attributable to rental income of $0.2 million associated with the lease-up of remaining unused office space at the Company’s headquarters location in Birmingham, Alabama. Lease-up of the space occurred at the end of the fourth quarter of 2018, and, accordingly, the first quarter of 2019 represents the first full quarter of lease earnings. The increase was partially offset by a decrease in credit insurance commissions and fees at ALC during the three months ended March 31, 2019 compared to the same period in 2018.

Non-interest Expense

Non-interest expense increased by $1.2 million comparing the first quarter of 2019 to the first quarter of 2018. The increase was attributable primarily to additional salaries and benefits, occupancy and other expenses associated with the addition of employees, facilities and other services in connection with the acquisition of TPB.

Provision for Income Taxes

The Company’s effective tax rate increased to 22.1% during the three months ended March 31, 2019, compared to 16.4% during the corresponding period of 2018. The increased effective tax rate resulted from growth in taxable earnings.

Balance Sheet Management

As of March 31, 2019, the Company’s assets totaled $795.3 million, compared to $791.9 million as of December 31, 2018, an increase of 0.43%. The discussion below presents significant balance sheet components comparing March 31, 2019 to December 31, 2018.

Loans and Credit Quality

Net loans decreased to $502.8 million as of March 31, 2019, compared to $514.9 million as of December 31, 2018. Net loans at the Bank decreased $10.6 million during the first quarter of 2019, while net loans at ALC decreased by $1.5 million.  At the Bank, the reduction in loan volume resulted primarily from the scheduled payoff of one significant loan relationship, coupled with an overall soft market in commercial lending during the first quarter. At ALC, the modest loan volume reductions resulted primarily from seasonal impacts in ALC’s consumer lending portfolio.

As of March 31, 2019 and December 31, 2018, the allowance for loan and lease losses totaled $4.9 million and $5.1 million, respectively, or 0.97% of gross loans outstanding as of both dates, representing a decrease from 1.35% as of March 31, 2018. In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the acquisition of TPB were recorded at fair value; accordingly, there was no allowance for loan losses associated with the acquired loan portfolio at the acquisition date.  Management continues to evaluate the need for an allowance on the acquired portfolio, factoring in the remaining fair value discount on the loans, which totaled $1.6 million, or 1.13% of gross purchased loans, as of March 31, 2019. During the first quarter of 2019, management reapportioned approximately $0.1 million of the allowance for loan and lease losses on the Bank’s portfolio of non-purchased loans to the allowance on the acquired portfolio. Following this reapportionment, the allowance on purchased loans combined with the fair value discount totaled $1.7 million, or 1.18% of the gross purchased loans balance, as of March 31, 2019. The allowance for loan and lease losses as a percentage of non-purchased gross loans outstanding was 1.34% as of March 31, 2019.

Non-performing assets, including loans in non-accrual status and other real estate owned (OREO), decreased to $3.1 million as of March 31, 2019, compared to $4.3 million as of December 31, 2018. As a percentage of total assets, non-performing assets totaled 0.39% as of March 31, 2019, compared to 0.54% of total assets as of December 31, 2018. Non-accrual loans totaled $1.9 million as of March 31, 2019, compared to $2.8 million as of December 31, 2018.

Investment Securities

The investment securities portfolio continues to provide the Company with additional liquidity and allows management to fund a portion of loan growth from the maturity and payoff of securities within the portfolio. During the first quarter of 2019 and the year ended December 31, 2018, investment maturities outpaced purchases as management generally re-deployed maturing securities into other interest-earning assets, including loans or excess cash and federal funds sold that may be used to fund future loan growth. As of March 31, 2019, the investment securities portfolio totaled $148.0 million, compared to $153.9 million as of December 31, 2018. Management monitors its liquidity position, including forecasted expectations related to loan growth, when making determinations about whether to re-invest in the securities portfolio.

Right-of-Use Asset and Lease Liability

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases,” by recognizing a right-of-use asset and lease liability associated with certain leases in which the Bank or ALC is lessee. As of March 31, 2019, the right-of-use asset and lease liability totaled $3.9 million and $4.0 million, respectively. The right-of-use asset is included in other assets on the balance sheet, while the lease liability is included in other liabilities. The adoption of ASU 2016-02 did not have a material impact on the Company’s income or expenses associated with its existing leases.

Deposits and Borrowings

Deposits totaled $703.4 million as of March 31, 2019, compared to $704.7 million as of December 31, 2018. Deposits less brokered deposits increased by $16.9 million during the first quarter of 2019, but this increase was offset by a decrease in wholesale brokered deposits of $18.2 million.

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

During the first quarter of 2019, the Bank continued to maintain capital ratios at higher levels than the ratios required to be considered a “well-capitalized” institution under applicable banking regulations. As of March 31, 2019, the Bank’s common equity Tier 1 capital and Tier 1 risk-based capital ratios were each 12.81%. Its total capital ratio was 13.69%, and its Tier 1 leverage ratio was 9.22%.

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

The following table shows the average balances of each principal category of assets, liabilities and shareholders’ equity for the three months ended March 31, 2019 and 2018. Additionally, the table provides an analysis of interest revenue or expense associated with each category, along with the accompanying yield or rate percentage. Net interest margin is calculated for each period presented as net interest income divided by average total interest-earning assets.

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest	Annualized Yield/ Rate %	Average Balance	Interest	Annualized Yield/ Rate %
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans – Bank (Note A)	$409,915	$5,354	5.30%	$259,243	$2,808	4.39%
Loans – ALC (Note A)	102,132	4,319	17.15%	94,025	4,281	18.47%
Taxable investment securities	149,036	805	2.19%	178,913	865	1.96%
Tax-exempt investment securities	2,201	15	2.76%	6,113	56	3.72%
Federal funds sold	7,134	44	2.50%	10,278	43	1.70%
Interest-bearing deposits in banks	48,535	276	2.31%	17,167	66	1.56%
Total interest-earning assets	718,953	10,813	6.10%	565,739	8,119	5.82%
Non-interest-earning assets:
Other assets	69,871			58,565
Total	$788,824			$624,304
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$169,268	$206	0.49%	$166,963	$170	0.41%
Savings deposits	168,925	461	1.11%	84,684	71	0.34%
Time deposits	254,610	973	1.55%	180,267	460	1.03%
Borrowings	349	—	—%	24,675	104	1.71%
Total interest-bearing liabilities	593,152	1,640	1.12%	456,589	805	0.72%
Non-interest-bearing liabilities:
Demand deposits	107,045			84,435
Other liabilities	8,027			7,456
Shareholders’ equity	80,600			75,824
Total	$788,824			$624,304
Net interest income (Note B)		$9,173			$7,314
Net interest margin			5.17%			5.24%

Note A	—

For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding. At the Bank, these loans averaged $1.3 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. At ALC, these loans averaged $1.1 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.

Note B	—

Loan fees are included in the interest amounts presented. At the Bank, loan fees totaled $0.1 million for each of the three-month periods ended March 31, 2019 and 2018. At ALC, loan fees totaled $0.5 million for each of the three-month periods ended March 31, 2019 and 2018.

Interest earned on loans at the Bank increased during the first quarter of 2019 compared to the first quarter of 2018, primarily due to the increase in average loan balance resulting from the acquisition of TPB. Comparing the two periods, the average loan balance increased by $150.7 million. Yield on loans at the Bank increased in part due to higher yielding loans acquired from TPB, and in part due to the general interest rate environment comparing the two periods. At ALC, interest income was flat comparing the first quarter of 2019 to the first quarter of 2018. Increases in the average balance of loans at ALC were generally offset by a decrease in average yield resulting from the continuing shift of ALC’s earning assets mix to a higher percentage of indirect sales loans relative to the loan portfolio total. Indirect sales lending has been ALC’s prominent focus over the past several years, and generally provides loans of higher credit quality than ALC’s other consumer loan categories, but at lower yields. Interest income from other earnings assets, including taxable and tax-exempt investment securities, federal funds sold and interest-bearing deposits in banks, increased by $0.1 million comparing the first quarter of 2019 to the first quarter of 2018, primarily due to higher yields in most earning asset categories.

Interest expense increased comparing the three months ended March 31, 2019 to the corresponding period of 2018, primarily due to an increase in average interest-bearing liabilities resulting from the acquisition of TPB. Average interest-bearing liabilities increased $136.6 million comparing the two periods. To a lesser extent, the increase in interest expense was also attributable to the increased interest rate environment comparing the first quarter of 2019 to the first quarter of 2018. Consistent with the prevailing interest rate environment, the average rate on interest-bearing liabilities increased 40 basis points comparing the two periods.

We expect that continued growth in net loan volume at both the Bank and ALC with loans of sufficient credit quality will enhance net interest income, particularly as resources are shifted from lower-earning excess cash balances, federal funds sold and investment securities into higher-earning loan balances. However, the competitive environment is significant relative to the generation of loans of high credit quality. At both the Bank and ALC, management is continuing to focus efforts on new loan origination within the parameters of established credit policy, while also maintaining vigilance in the deployment of strategies to effectively manage risks associated with interest rate fluctuations. In addition, the Bank experiences significant competitive pressure to both obtain and retain deposits. In recent quarters, the general interest rate environment has resulted in increasing deposit rates. Net interest income could experience downward pressure as a result of increased competition for quality loan and deposit funding opportunities.

Provision for Loan and Lease Losses

The provision for loan and lease losses is an expense used to establish the allowance for loan and lease losses. Actual losses, net of recoveries, are charged directly to the allowance for loan and lease losses. The expense recorded for each reporting period is a reflection of actual net losses experienced during the period and management’s judgment as to the adequacy of the allowance to absorb losses inherent in the portfolio as of the balance sheet date. The following table presents the provision for loan and lease losses for the Bank and ALC for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,	March 31,
	2019	2018
	(Dollars in Thousands)
Bank	$—	$39
ALC	400	619
Total	$400	$658

At the Bank, the decrease in provision expense comparing the three months ended March 31, 2019 and 2018 was due to a reduction in loan volume during the first quarter of 2019 that was not experienced during the first quarter of 2018. The reduction in loan volume during the first quarter of 2019 resulted primarily from the scheduled payoff of one significant loan relationship, coupled with an overall soft market in commercial lending during the quarter. The Bank’s allowance for loan and lease losses as a percentage of loans totaled 0.67% as of March 31, 2019, compared to 0.96% as of March 31, 2018. The decrease in the allowance for loan and lease losses as a percentage of loans was due to the acquisition of TPB that occurred during the third quarter of 2018. In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the TPB acquisition were recorded at fair value; accordingly, there was no allowance for loan and lease losses associated with the acquired loan portfolio at the acquisition date. Management continues to evaluate the need for an allowance on the acquired portfolio, factoring in the remaining fair value discount on the loans, which totaled $1.6 million, or 1.13% of gross purchased loans, as of March 31, 2019. During the first quarter of 2019, management reapportioned approximately $0.1 million of the allowance for loan and lease losses on the Bank’s portfolio of non-purchased loans to the allowance on the acquired portfolio. Following this reapportionment, the allowance on purchased loans combined with the fair value discount totaled $1.7 million, or 1.18% of the gross purchased loans balance, as of March 31, 2019. At the Bank, the allowance for loan and lease losses as a percentage of non-purchased gross loans outstanding was 1.01% as of March 31, 2019.

At ALC, the provision for loan and lease losses decreased comparing the three months ended March 31, 2019 and 2018, primarily due to slower growth during the first quarter of 2019 in ALC’s indirect sales lending portfolio compared to the first quarter of 2018. During the first quarter of 2019, the indirect sales portfolio increased by $1.7 million, compared to an increase of $5.1 million during the first quarter of 2018. ALC’s allowance for loan and lease losses as a percentage of loans totaled 2.19% as of March 31, 2019, compared to 2.26% as of December 31, 2018 and 2.40% as of March 31, 2018. The decrease in the allowance for loan and lease losses as a percentage of loans was due to the changing mix of ALC’s portfolio to indirect lending, which has enhanced the credit quality of ALC’s loan portfolio.

For the Company, the allowance for loan and lease losses as a percentage of loans totaled 0.97% as of March 31, 2019, compared to 1.35% as of March 31, 2018. As discussed above, the decrease in the allowance for loan and lease losses as a percentage of loans was due to the acquisition of TPB that occurred during the third quarter of 2018. For the Company, the allowance for loan and lease losses as a percentage of non-purchased gross loans outstanding was 1.34% as of March 31, 2019. Based on our evaluation of the loan portfolio, we believe that the allowance for loan and lease losses at both the Bank and ALC is adequate to absorb losses inherent in the loan portfolio as of March 31, 2019. While we believe that the methodologies and calculations that have been used in the determination of the allowance are adequate, our conclusions are based on estimates and judgments. Factors beyond our control, such as changes in economic conditions impacting the national economy or the local service areas in which the Bank and ALC operate, may negatively and materially affect asset quality and the adequacy of the allowance for loan and lease losses, as well as the resulting provision for loan and lease losses. In general, we expect the provision for loan and lease losses to increase commensurate with growth in loan volume at both the Bank and ALC.

Non-Interest Income

Non-interest income represents fees and income derived from sources other than interest-earning assets. The following table presents the major components of non-interest income.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Service charges and other fees on deposit accounts	$460	$467	$(7)	(1.5)%
Credit insurance commissions and fees	143	218	(75)	(34.4)%
Bank-owned life insurance	107	105	2	1.9%
Net gain on sale and prepayment of investment securities	13	3	10	333.3%
Mortgage fees from secondary market	103	117	(14)	(12.0)%
Lease income	209	34	175	514.7%
Other income	230	196	34	17.3%
Total non-interest income	$1,265	$1,140	$125	11.0%

Non-interest income at the Bank consists of service charges and other fees on deposit accounts; bank-owned life insurance; net gains on the sale and prepayment of investment securities; mortgage fees from the secondary market; lease income; and other non-interest income, which includes fee income generated by the Bank, such as ATM fees and real estate rental income. Non-interest income at ALC consists of credit insurance commissions and fees and other non-interest income generated for ancillary services, such as ALC’s auto club membership program. The increase in non-interest income for the three months ended March 31, 2019 compared to the same period in 2018 was mostly attributable to rental income of $0.2 million associated with the lease-up of remaining unused office space at the Company’s headquarters location in Birmingham, Alabama. Lease-up of the space occurred at the end of the fourth quarter of 2018, and, accordingly, the first quarter of 2019 represents the first full quarter of lease earnings. This increase was partially offset by a decrease in credit insurance commissions and fees at ALC during the three months ended March 31, 2019 compared to the same period in 2018. Certain categories of non-interest income are expected to provide a relatively stable source of revenues, while others may fluctuate significantly based on changes in economic conditions, regulation or other factors.

Non-Interest Expense

Non-interest expense represents expenses incurred from sources other than interest-bearing liabilities. The following table presents the major components of non-interest expense for the periods indicated:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$4,988	$4,567	$421	9.2%
Net occupancy and equipment expense	1,089	889	200	22.5%
Computer services	351	292	59	20.2%
Insurance expense and assessments	281	186	95	51.1%
Fees for professional services	242	273	(31)	(11.4)%
Postage, stationery and supplies	238	212	26	12.3%
Telephone/data communication	213	195	18	9.2%
Other real estate/foreclosure expense:
Write-downs, net of gain or loss on sale	30	(51)	81	(158.8)%
Carrying costs	28	40	(12)	(30.0)%
Total other real estate/foreclosure expense	58	(11)	69	(627.3)%
Other	993	698	295	42.3%
Total non-interest expense	$8,453	$7,301	$1,152	15.8%

The increase in non-interest expense for the three months ended March 31, 2019 compared to the same period in 2018 was attributable primarily to additional salaries and benefits, occupancy and other expenses associated with the addition of employees, facilities and other services in connection with the acquisition of TPB in the third quarter of 2018. In general, non-interest expense is expected to increase over time due to inflationary pressures; however, management continues to maintain vigilance in efforts to reduce these costs where opportunities to do so exist.

Provision for Income Taxes

The provision for income taxes was $0.4 million and $0.1 million for the three-month periods ended March 31, 2019 and 2018, respectively. The Company’s effective tax rate was 22.1% and 16.4%, respectively, for the same periods. The increase in the effective tax rate resulted from an increase in the amount of taxable income earned by the Company comparing the first quarter of 2019 to the first quarter of 2018.

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

BALANCE SHEET ANALYSIS

Investment Securities

The investment securities portfolio is used by management to provide liquidity, to generate interest income and for use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering the duration, composition and/or balance of the portfolio. The expected average life of securities in the investment portfolio was 2.9 years as of both March 31, 2019 and December 31, 2018.

Available-for-sale securities are recorded at estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity. As of March 31, 2019, available-for-sale securities totaled $127.2 million, or 85.9% of the total investment portfolio, compared to $132.5 million, or 86.1% of the total investment portfolio, as of December 31, 2018. Available-for-sale securities consisted of residential and commercial mortgage-backed securities, U.S. Treasury securities and obligations of state and political subdivisions.

Held-to-maturity securities are recorded at amortized cost and represent securities that the Company both intends and has the ability to hold to maturity. As of March 31, 2019, held-to-maturity securities totaled $20.8 million, or 14.1% of the total investment portfolio, compared to $21.5 million, or 13.9% of the total investment portfolio, as of December 31, 2018. Held-to-maturity securities consisted of commercial mortgage-backed securities, obligations of U.S. government-sponsored agencies and obligations of states and political subdivisions.

Loans and Allowance for Loan Losses

The tables below summarize loan balances by portfolio category for both the Bank and ALC at the end of each of the most recent five quarters as of March 31, 2019:

	Bank
	2019	2018
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$27,065	$41,340	$43,501	$22,878	$25,965
Secured by 1-4 family residential properties	99,933	102,971	111,555	38,968	36,618
Secured by multi-family residential properties	27,602	23,009	22,915	18,374	16,396
Secured by non-farm, non-residential properties	157,023	156,162	150,523	112,461	111,546
Other	949	1,308	1,100	187	188
Commercial and industrial loans	87,865	85,779	83,087	59,320	65,996
Consumer loans	6,484	6,927	7,075	5,420	5,416
Total loans	$406,921	$417,496	$419,756	$257,608	$262,125
Less unearned interest, fees and deferred cost	352	331	331	351	349
Allowance for loan and lease losses	2,711	2,735	2,709	2,520	2,500
Net loans	$403,858	$414,430	$416,716	$254,737	$259,276

	ALC
	2019	2018
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Real estate loans:
Construction, land development and other land loans	$—	$—	$—	$—	$—
Secured by 1-4 family residential properties	7,058	7,785	8,472	9,176	9,963
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Consumer	29,808	31,656	31,965	32,902	32,758
Branch retail	27,066	28,324	29,904	30,188	27,184
Indirect sales	42,280	40,609	41,101	37,241	32,973
Total loans	$106,212	$108,374	$111,442	$109,507	$102,878
Less unearned interest, fees and deferred cost	5,097	5,617	5,929	6,283	6,020
Allowance for loan and lease losses	2,213	2,320	2,407	2,432	2,329
Net loans	$98,902	$100,437	$103,106	$100,792	$94,529

The tables below summarize changes in the allowance for loan and lease losses for each of the most recent five quarters as of March 31, 2019 at both the Bank and ALC:

	Bank
	2019	2018
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,735	$2,709	$2,520	$2,500	$2,447
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(34)	—	—	(1)	(8)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans	(15)	(1)	—	(2)	—
Other loans	—	(1)	(3)	—	—
Total charge-offs	(49)	(2)	(3)	(3)	(8)
Recoveries	25	28	16	23	22
Net recoveries (charge-offs)	(24)	26	13	20	14
Provision (reduction in reserve) for loan and lease losses	—	—	176	—	39
Ending balance	$2,711	$2,735	$2,709	$2,520	$2,500
as a percentage of loans	0.67%	0.66%	0.65%	0.98%	0.96%
as a percentage of loans, excluding purchased loans	1.01%	1.01%	1.03%	0.98%	0.96%

	ALC
	2019	2018
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands)
Balance at beginning of period	$2,320	$2,407	$2,432	$2,329	$2,327
Charge-offs:
Real estate loans:
Construction, land development and other land loans	—	—	—	—	—
Secured by 1-4 family residential properties	(19)	(19)	(41)	(18)	(14)
Secured by multi-family residential properties	—	—	—	—	—
Secured by non-farm, non-residential properties	—	—	—	—	—
Other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans:
Consumer	(521)	(637)	(628)	(609)	(604)
Branch retail	(98)	(73)	(123)	(98)	(121)
Indirect sales	(52)	(36)	(21)	(33)	(26)
Other loans	—	—	—	—	—
Total charge-offs	(690)	(765)	(813)	(758)	(765)
Recoveries	183	204	176	159	148
Net recoveries (charge-offs)	(507)	(561)	(637)	(599)	(617)
Provision (reduction in reserve) for loan losses	400	474	612	702	619
Ending balance	$2,213	$2,320	$2,407	$2,432	$2,329
as a percentage of loans	2.19%	2.26%	2.28%	2.36%	2.40%

Nonperforming Assets

Nonperforming assets at the end of the five most recent quarters as of March 31, 2019 were as follows:

	Consolidated
	2019	2018
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$1,864	$2,759	$3,782	$1,713	$2,037
Other real estate owned	1,222	1,505	1,489	2,181	3,343
Total	$3,086	$4,264	$5,271	$3,894	$5,380
Nonperforming assets as a percentage of loans and other real estate	0.61%	0.82%	1.00%	1.07%	1.49%
Nonperforming assets as a percentage of total assets	0.39%	0.54%	0.66%	0.61%	0.86%

	Bank
	2019	2018
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$749	$1,530	$2,581	$360	$369
Other real estate owned	1,200	1,401	1,319	2,002	3,100
Total	$1,949	$2,931	$3,900	$2,362	$3,469
Nonperforming assets as a percentage of loans and other real estate	0.48%	0.70%	0.93%	0.91%	1.31%
Nonperforming assets as a percentage of total assets	0.24%	0.37%	0.48%	0.37%	0.55%

	ALC
	2019	2018
	March 31,	December 31,	September 30,	June 30,	March 31,
	(Dollars in Thousands)
Non-accrual loans	$1,115	$1,229	$1,201	$1,353	$1,668
Other real estate owned	22	104	170	179	243
Total	$1,137	$1,333	$1,371	$1,532	$1,911
Nonperforming assets as a percentage of loans and other real estate	1.12%	1.30%	1.30%	1.48%	1.97%
Nonperforming assets as a percentage of total assets	1.11%	1.29%	1.30%	1.48%	1.96%

Deposits

Total deposits decreased by 0.2% to $703.4 million as of March 31, 2019, from $704.7 million as of December 31, 2018. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source that supports earning assets. Core deposits totaled $648.3 million, or 92.2% of total deposits, as of March 31, 2019, compared to $634.1 million, or 90.0% of total deposits, as of December 31, 2018.

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

Other Interest-Bearing Liabilities

Other interest-bearing liabilities consist of federal funds purchased, securities sold under agreements to repurchase and FHLB advances. This category continues to be utilized as an alternative source of funds. During the first quarter of 2019, these borrowings represented 0.1% of average interest-bearing liabilities, compared to 5.4% in the first quarter of 2018.

Shareholders’ Equity

The Company has historically placed significant emphasis on maintaining its strong capital base. As of March 31, 2019, shareholders’ equity totaled $81.6 million, or 10.3% of total assets, compared to $79.4 million, or 10.0% of total assets, as of December 31, 2018. Management believes that this level of equity is an indicator of the financial soundness of the Company and the Company’s ability to sustain future growth and profitability. The increase in shareholders’ equity during the period ended March 31, 2019 resulted primarily from growth in retained earnings and a decrease in accumulated other comprehensive loss associated with unrealized losses in the fair value of available-for-sale securities during the first quarter of 2019. The fair value of the available-for-sale portfolio fluctuates based primarily on changes in interest rates. Accordingly, the net unrealized losses during the first quarter of 2019 are not necessarily indicative of future performance of the portfolio.

Bancshares’ Board of Directors evaluates dividend payments based on the Company’s level of earnings and our desire to maintain a strong capital base, as well as regulatory requirements relating to the payment of dividends. During both of the three-month periods ended March 31, 2019 and 2018, Bancshares declared a dividend of $0.02 per common share, or approximately $0.1 million in aggregate amount.

As of both March 31, 2019 and December 31, 2018, the Company retained approximately $20.4 million in treasury stock. The Company initiated a share repurchase program in January 2006, under which the Company was authorized to repurchase up to 642,785 shares of Bancshares’ common stock before December 31, 2007. In December 2007, and in each year since, the Board of Directors has extended the expiration date of the share repurchase program for an additional year. Currently, the share repurchase program is set to expire on December 31, 2019. There are 242,303 shares available for repurchase under this program, at management’s discretion. No shares were repurchased under this program to date in 2019 or in 2018.

As of March 31, 2019 and December 31, 2018, a total of 119,380 and 116,766 shares of stock, respectively, were deferred in connection with Bancshares’ Non-Employee Directors’ Deferred Compensation Plan. The plan permits non-employee directors to invest their directors’ fees and to receive the adjusted value of the deferred amounts in cash or shares of Bancshares common stock. All deferred fees, whether in the form of cash or shares of Bancshares common stock, are reflected as compensation expense in the period earned. The Company classifies all deferred directors’ fees allocated to be paid in shares of stock as equity surplus. The Company may use issued shares or shares of treasury stock to satisfy these obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

The asset portion of the balance sheet provides liquidity primarily from two sources: (1) principal payments and maturities of loans and (2) principal payments and maturities from the investment portfolio. Other short-term investments, such as federal funds sold, may also provide additional sources of liquidity. Loans maturing or repricing in one year or less amounted to $158.2 million as of March 31, 2019 and $75.2 million as of December 31, 2018. Investment securities forecasted to mature or reprice in one year or less were estimated to be $9.4 million and $8.1 million of the investment portfolio as of March 31, 2019 and December 31, 2018, respectively.

Although some securities in the investment portfolio have legal final maturities exceeding 10 years, a substantial percentage of the portfolio provides monthly principal and interest payments and consists of securities that are readily marketable and easily convertible into cash on short notice. As of March 31, 2019, the investment securities portfolio had an estimated average life of 2.9 years. However, management does not rely solely upon the investment portfolio to generate cash flows to fund loans, capital expenditures, dividends, debt repayment and other cash requirements. These activities are also funded by cash flows from loan payments, as well as increases in deposits and short-term borrowings.

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

As of both March 31, 2019 and December 31, 2018, the Company did not have any outstanding borrowings under FHLB advances. The Company had up to $237.5 million and $282.2 million in remaining unused credit from the FHLB (subject to available collateral) as of March 31, 2019 and December 31, 2018, respectively. In addition, the Company had $72.1 million and $72.2 million in unused established federal funds lines as of March 31, 2019 and December 31, 2018, respectively.

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

See Part II, Item 7A, “ Quantitative and Qualitative Disclosures About Market Risk,” of Bancshares' Annual Report on Form 10-K as of and for the year ended December 31, 2018 for additional disclosures related to market risk. Management’s evaluation as of March 31, 2019 did not indicate any significant increase in the Company’s exposure to market risk from that disclosed as of December 31, 2018.

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

Bancshares’ management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2019, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Based on that evaluation, Bancshares’ management concluded, as of March 31, 2019, that Bancshares’ disclosure controls and procedures are effective to ensure that the information required to be disclosed in Bancshares’ periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

There were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2018 that could materially affect the Company’s business, financial condition or future results. The risks described in Bancshares’ Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As noted in the table below, there were no purchases made by or on behalf of Bancshares or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of Bancshares’ common stock during the first quarter of 2019.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (2)
January 1 – January 31	—	$—	—	242,303
February 1 – February 28	—	$—	—	242,303
March 1 – March 31	—	$—	—	242,303
Total	—	$—	—	242,303

(1)	No shares were purchased in open-market transactions by an independent trustee for Bancshares’ 401(k) Plan during the first quarter of 2019.
(2)	On December 19, 2018, the Board of Directors extended the share repurchase program previously approved by the Board on January 19, 2006. Under the repurchase program, Bancshares is authorized to repurchase up to 642,785 shares of common stock before December 31, 2019, of which 242,303 shares remain available.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of United Security Bancshares, Inc. (incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q (File No. 000-14549), filed on November 12, 1999)

3.1A

Certificate of Amendment to the Certificate of Incorporation of United Security Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016)

3.2	Bylaws of First US Bancshares, Inc., effective as of October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-14549), filed on October 11, 2016)

*10.1	First US Bancshares, Inc. 2013 Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST US BANCSHARES, INC.

DATE: May 10, 2019

BY:	/s/ Thomas S. Elley
Thomas S. Elley
Its Vice President, Treasurer and Assistant Secretary, Chief Financial Officer and Principal Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)